Form 10-K
period 1996-04-27
UNIVERSAL HEIGHTS INC
filed 1996-08-08
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

[X]  ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended April 27,  1996

                 Commission file number 0-20848


                     UNIVERSAL HEIGHTS, INC.
         (Name of small business issuer in its charter)


     Delaware                                       65-0231984
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

     19589 N.E. 10th Avenue
     Miami, Florida                                  33179
(Address of principal executive offices)            (Zip Code)

Company's telephone number, including area code: (305) 653-4274

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value                      NASDAQ
Redeemable Common Stock Purchase Warrants         NASDAQ
 (Title of each class)                        (Name of exchange where
                                               registered)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO _

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IlI of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State  issuers  revenues for its most recent  fiscal  year:
$359,712

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 15, 1996: $1,653,320

      State  the  number of shares of Common Stock  of  Universal
Heights,  Inc.  issued  and outstanding  as  of  July  15,  1996:
2,927,073

     Transitional Small Business Disclosure Format: YES     NO  X



                            PART  I

Item  1.     Description of Business

The Company

      Universal Heights, Inc. (the "Company") designs, markets, distributes and sells high-quality licensed novelty and souvenir products under the trade name SuperSouvenirs(trademark), which
includes           Superpennants(registered           trademark),
SuperSilhouettes(trademark), and pens. Superpennants(registered trademark) are screen printed pennants on flexible polymer film displaying sports team logos and cartoon characters. SuperSilhouettes(trademark) are screen printed images of cartoon characters on die cut, flexible polymer film.

      The Company is party to non-exclusive license agreements with the licensing arm of the National Football League ("NFL") , National Basketball Association ("NBA") and Major League Baseball ("MLB"). The Company also has entered into license agreements with colleges and universities and with Marvel Entertainment Co. for certain of its comic book characters (including Spiderman, Captain America and Wolverine). These agreements allow the Company to print league and member team colors, symbols, mascots and logos, as well as athlete and character images ("Proprietary Marks") on SuperSouvenirs(trademark). Currently, the NBA, MLB, and the college and universities licenses are limited to Superpennants(registered trademark). The Company's license rights are limited primarily to the United States. The Company is currently in the process of renewing its licenses with MLB and NBA licenses.

            Superpennants(registered trademark) and
SuperSilhouettes(trademark) are made from a soft, high gloss polymer film which can be produced in many colors using a computerized color matching process on which graphic designs are screen-printed, which results in a precise match of the color scheme of the applicable Proprietary Marks. The Company presently employs an in-house commercial artist to develop graphic designs for the SuperSouvenirs(trademark).


   In August 1995, the Company acquired a private company engaged in the sale of patented, weighted athletic gloves (the "Patented Product") used for a variety of sports including a golf glove and a baseball batting glove, in exchange for approximately 115,000 shares. In addition, the Company entered into three-year, $40,000 per year employment agreements with two of the prior owners of the acquired company. Pursuant to the employment agreement, each of the two prior owners received 8,333 shares of common stock equating to a $25,000 signing bonus and each received options to purchase 21,500 shares of common stock. These options expire on June 4, 2005. The Company also issued an additional 9,000 shares and 37,500 unregistered shares of common stock, to cover professional fees relating to the acquisition, received an assignment of the patent, issued an additional 69,999 stock options to purchase common stock and signed a royalty agreement with the previous owners. This acquisition was recorded under the purchase method of accounting and, accordingly, the Company's operations for the period subsequent to the acquisition is included in the accompanying consolidated financial statement. The following pro forma results are unaudited and were prepared under the assumption that the transaction was effective at May 1, 1994.

                               April 27,      April 29,
                                 1996           1995
                              ----------     ----------
  Net Sales                   $  420,385     $1,080,580

  Net Loss                    $1,641,800     $1,439,830

  Net Loss
    per Common Share            ($1.24)        ($1.48)


      In October 1995, the Company acquired substantially all of the assets of another private company engaged in the sale of pens with miniature football helmets and baseball caps attached to the top of the pen featuring the names and emblems of professional football and baseball teams. Under the terms of such transaction, in exchange for certain assets of such company, including inventory and patents relating to the products (the "Products"), the Company (i) issued to the private company 60,000 shares of its Common Stock, (ii) paid (a) $37,588 on closing and
(b) will pay royalties of 10% on the first $3 million of net sales, as defined, will pay royalties of 5% on the next $2 million in net sales, as defined, and will pay a royalty of 2% for the next four years, (iii) entered into a three-year consulting agreement with the principal of the company at an annual fee of $50,000 plus a guaranteed bonus of $15,000, payable in cash or stock at the Company's option and (iv) in connection with the consulting agreement, granted options to the principal of such company to purchase an aggregate of 55,000 shares of the Company's Common Stock at the NASDAQ closing bid price of the stock on the closing date of such acquisition as to 30,000 shares and at the closing bid price on the date one year from the closing date as to the remaining 25,000 shares terminating ten years from the vest date. The Company also issued 30,000 unregistered shares of common stock to cover professional fees relating to the acquisition.

      In June 1996, the Company signed Hale Irwin, three-time winner of the PGA's US Open to a three year consulting and endorsement contract for the Company's weighted golf glove.

       The Company's products are distributed by sales representatives to department stores, sporting goods stores, mass merchants, discount retailers, athletic and other specialty stores, concessionaires, gift stores, and other retailers throughout the United States.

      The Company was incorporated under the laws of the state of Delaware on November 13, 1990 and its principal executive offices are located at 19589 N.E. 10th Avenue, Miami, Florida 33179, and its telephone number is (305) 653-4274.



Business Strategy

      The Company's strategy is to (i) continue to broaden its licensed product base through internal product development and product acquisition, (ii) add new license agreements, and (iii) develop new distribution channels and outlets. The following are key elements of the Company's business strategy.

      Emphasis on Sports and Entertainment Products. The Company has concentrated, and continues to concentrate, on obtaining licenses with or relating to recognizable sports and entertainment-related organizations, individuals and characters. The Company has also broadened its sports product base with the continued development of its newly purchased weighted glove division.

      High Quality Souvenirs and Sophisticated Graphics. The Company designs, arranges the manufacture of, distributes and sells, high quality souvenirs utilizing a soft, high gloss, flexible polymer film, which can be produced in any color. The Company uses graphic design and screen-printing techniques which allow for bright and vivid display of Proprietary Marks against various color backgrounds.

      License Arrangements. The Company intends to maintain and continually expand the Proprietary Marks incorporated on its products. The Company will regularly evaluate opportunities to enter into additional license agreements that are appropriate to its business strategy. The Company has sought and will continue to seek licensing arrangements with licensors that the Company believes have desirable Proprietary Marks. While there may be multiple licenses of the Proprietary Marks, the Company believes that certain, if not all, of its license agreements are not easily obtainable because, the Company believes that the parties from whom the Proprietary Marks are licensed limit the number of licenses granted. The Company has licenses covering three major American professional sports leagues, major American colleges and universities, comic and cartoon characters and other celebrities.
As of April 27, 1996, the company has not renewed licensing agreements with the National Hockey League, Time Warner, Quarterback Club and Notre Dame. The Company currently has no plans to renew these agreements.

      Targeted Distribution. The Company markets its products to department stores, sporting goods and toy stores, mass merchants and discount retailers.

Products

       The Company is currently distributing five types of SuperSouvenirs(trademark): Superpennants(registered trademark), notepads, SuperSilhouettes(trademark), patented, weighted athletic gloves and pens with miniature football helmets and baseball caps attached to the top.

      Superpennants(registered trademark) are pennants featuring NFL, NBA, MLB, college and university team logos, as well as Marvel Entertainment characters. Superpennants(registered trademark) are manufactured by screen-printing color graphic designs on a polymer film. Superpennants(registered trademark) are made in two sizes, 20" x 49" which are used to decorate walls or doors, and 5" x 12" (Stadium Series Superpennnants(registered trademark)) which cling to car windows, glass, mirrors, and most smooth surfaces without adhesive by using MiracleCling(registered trademark) technology.

     Notepads are pads of paper with logos of the different teams printed on them. Notepads come in two varieties. One is a 5 1/2" x 8 1/2" pad with fifty sheets. The Company also has notepads that are cubes that are 3 1/2" x 3 1/2" x 3 1/2" in size.

      SuperSilhouettes(trademark) are images of various cartoon characters that are screen-printed on the same polymer film as the Superpennant and die cut in different shapes and sizes. Like Superpennants(registered trademark), SuperSilhouettes(trademark) employ MiracleCling(registered trademark) technology to permit them to adhere to various surfaces.

       The Company believes that Superpennants(registered trademark) and SuperSilhouettes(trademark) represent a type of licensed novelty product which although similar in content to other products, is significantly different in quality, color, durability, flexibility, material, design and price than similar competitive products.

      The patented, weighted athletic gloves are used for a variety of sports including a golf glove, fitness glove, and a baseball batting glove. The Company, as of June 1996, has signed Hale Irwin, three-time winner of the PGA's US Open to a three year consulting and endorsement contract for the Company's weighted golf glove.

      The pens with miniature football and baseball caps attached to the top feature the names and emblems of professional football and baseball teams.

License Agreements

      The NFL, NBA, and MLB (collectively, the "Leagues") have each established an exclusive licensing agent for their products. Generally, these agents are highly selective in granting licenses and are specific as to the scope of each license granted. The Company has had non-exclusive licensing agreements with the licensing agencies of all four of the Leagues. Colleges and universities are licensed through several organizations: the NCAA, Collegiate Concepts, Inc./International Collegiate Enterprises, and the individual colleges themselves. The Company has had a number of licenses representing approximately 40 colleges and universities in North America. The Company also has had licenses with Time Warner for its Looney Tunes(trademark) characters and with Marvel Entertainment for its comic book characters (including Spiderman, Captain America and Wolverine). The licenses generally entitle specified, limited use of league or member team colors, player and comic book character images, symbols and logos.

     The   following  table  sets  forth  the  current  licensing
agreements of the Company:

     Products                Licensor                 Territory
- -----------------      --------------------          ------------
Superpennants(regi     NFL, NBA, MLB, Colleges,       United States
stered trademark)      Marvel Entertainment
                         (Spiderman Captain America
                          and Wolverine)

Super Silhouettes      Marvel Entertainment           United States
(trademark)              (Spiderman,Captain America
                            and Wolverine)


      The Company's current agreements with its licensors provide for royalty rates per product ranging from 7% to 10% of gross sales and average approximately 9% to 10% of net sales. These rates may be increased by the licensors from time to time upon prior written notice. Minimum payments are applied against royalty fees either over the term of a contract or annually.

      The Company's existing licensing agreements expire at various times through March 31, 1998. The Company is currently in the process of renewing its licenses with MLB and the NBA. The terms of renewal options are negotiated separately and historically the Company's material licenses have been renewed, although there can be no assurances that the Company will continue to be able to renew its licenses in the future at commercially attractive rates.

      Most of the Company's licenses are non-exclusive; however, in some cases competition is limited by the number and kind of licenses granted. The Leagues often limit the number of licenses granted by product category, monitor the quality of licensed products and generally protect the designs created by such licenses. For example, the Company believes it is the only company currently producing vinyl licensed sports and entertainment pennants for any of the Leagues, while two other companies are licensed to produce felt pennants. However, the Company's license does not restrict the licensors from granting licenses to produce vinyl sports and entertainment pennants to other companies. The Company believes that the terms of its licenses are comparable to licenses granted by the licensors for similar product categories.

      The termination or non-renewal of one or more of the Company's principal licenses could have a material adverse effect
on  the  Company.   Licenses  may  be  terminated  prior  to  the
expiration of their term by licensors for various reasons, depending upon the agreement, such as failure to maintain certain quality standards, failure to pay royalties in a timely manner, sale of unauthorized items, failure to achieve minimum sales or failure to perform other material terms of a license agreement. The Company is currently in the process of renewing its licenses with MLB and the NBA. Sales of MLB and NBA products accounted for approximately 23% of fiscal 1996 sales. As of April 27, 1996, the Company has not renewed licensing agreements with the National Hockey League, Time Warner, Quarterback Club and Notre Dame. The Company currently has no plans to renew these agreements.

Production and Inventory

       The Company's Superpennants(registered trademark) and SuperSilhouettes(trademark) are made from a soft, high gloss, flexible polymer film which can be produced in many colors using a computerized color matching process. This material is durable, flexible, attractive and cleanable and may easily be autographed. Although there are various sources of supply, the Company currently purchases all of its polymer film from one independent plastic manufacturer which is a subsidiary of a large international corporation. Four to six weeks is allowed for
delivery   of  blank  polymer  film.  Through  an  in-house   art
department, the Company develops graphic designs of the Proprietary Marks to utilize on this polymer film. During fiscal year 1995 and 1996, the Company has spent $194,976 and $185,428 respectively, on design and development costs. The Company emphasizes creativity in the design of its graphics and believes that it often enhances licensors' standard marks, insignias and logos. Graphic designs generally take from one day to several months to produce. In order to produce the final product, the graphic designs of Proprietary Marks are screen-printed onto blank polymer film by an independent screen printer. The Company believes that other manufacturers of the polymer film and other screen-printers are currently available to provide these services other than the Company's current sources, although there is no assurance that the Company will be successful in retaining them, if necessary, or that such services will be available to the Company on acceptable terms.

       The  weighted  gloves  and  pens  are  currently  produced
overseas,   however,  these  products  could  also  be   obtained
domestically from a variety of different sources.

      In order to minimize product obsolescence due to teams changing logos, the Company keeps a limited inventory of each team. The sports leagues give prior notice to any logo changes which allows the Company the time necessary to liquidate any inventory of that particular team.

      The Company believes that prompt delivery is essential to success in its business and that it must attempt to predict customer needs, especially those related to major events, such as playoffs, movie openings or special engagements or performances, where certain fast-selling items may have a relatively short period of attractiveness to consumers.

      The Company believes that it is the general practice in the industry to provide rights of return or credits or concession for unsold merchandise. Although the Company's sales are seasonal, its products can be used for more than one sports season. Based on this fact and the Company's limited operating experience, the Company does not anticipate that returns or credits or concessions for unsold merchandise will have a material adverse effect on the Company's future sales.


Sales and Marketing

      The Company believes that the ultimate consumers of the Company's products are the fans of professional and college sports teams and entertainment characters. While the popularity of many sports teams may be somewhat regionalized, the cartoon characters can be sold across the country, and appeal to a younger consumer.

      The Company believes that during the past five years, the market for licensed sports products and cartoon characters has grown as a result of extensive television and cable programming, as well as the growth in professional and collegiate sporting event attendance. Channels such as ESPN, ESPN2, The Sports Channel and the Cartoon Channel, as well as the major networks present the opportunity to view sports and cartoon programming 24 hours a day, seven days a week. These channels allow people of all ages to view and be entertained, thus, the Company believes, building loyalty and a customer base for licensed products. The Company believes that increased enthusiasm for sports and cartoons translates into higher sales for licensed products, as consumers identify with teams, players, and characters.

       The Company recognizes that different types of SuperSouvenirs(trademark) lend themselves to different types of retailers. The Company believes that the price, quality and packaging of certain of its products will allow for some of its products to be sold in department stores and specialty chains, such as sporting goods stores and toy store chains. The Company also believes that other products, such as SuperSilhouettes(trademark) and the 5" X 12" Stadium Series Superpennants(registered trademark), are targeted toward mass merchants, discounters and other retailers.

      The Company's primary method of distributing products is through independent sales representatives who have been retained to service different geographic regions of the United States on a non-exclusive, commission only basis. The representatives market the Company's products to department stores, sporting goods stores, mass merchants, athletic and other specialty stores, concessionaires, gift stores, and other retailers. These representatives sell other products in addition to those of the Company.

      One customer accounted for approximately 36% and 11% of the Company's 1995 and 1996 sales. A second customer accounted for approximately 18% and 28% of the Company's 1995 and 1996 sales, respectively. A third customer accounted for approximately 31% of the Company's 1994 sales. A fourth customer accounted for approximately 4% and 16% of the Company's 1995 and 1996 sales, respectively. The Company has no written commitments with any of these customers. The loss of any of these customers could have a material adverse impact on the Company's sales and earnings.

      The Company is in the process of beginning its sales and marketing for its weighted glove division.

Competition

      The  licensed  novelty  and souvenir  product  business  in general, and the sports and entertainment aspect thereof, in particular, are highly competitive. Competitive factors include quality, price, style and service at the wholesale and retail level. The Company believes that consumers differentiate its products from other licensed novelty and souvenir products based upon a combination of the quality, colors, durability, flexibility, material, design and price. The Company believes that it is presently the only licensed manufacturer of flexible polymer pennants and silhouettes. The Company's competitors include numerous companies in the licensed novelty and souvenir product industry with substantially greater financial resources, experience, manufacturing capabilities, sales and marketing staffs and other resources than those of the Company. No assurances can be given that the Company will in the future be able to successfully compete in the industry.

       The   golf,  baseball  and  fitness  markets  are   highly
competitive. Although the Company's weighted gloves are patented the Company is competing against many larger companies with substantially greater financial resources.

Patents and Trademarks

      The Company has obtained one patent for its method of producing SuperSilhouettes(trademarks) and has other patent applications pending, covering various aspects of its SuperSouvenir(trademark) product line. In addition, in connection with the acquisition of the weighted glove company, the Company received an assignment of a patent covering the weighted glove. In connection with the acquisition of the pen company, the Company acquired a patent covering the pens. No assurances can be given that it will be able to obtain additional patents.

       The   Company   has   also   registered   its   logo   and
Superpennant(registered trademark) as federal trademarks and  has
applied    for    registration    of    SuperSouvenir(trademark),
SuperSilhouette(trademark), and SuperLogo(trademark).

Employees

      As of July 15, 1996, the Company has eight employees, including two in management, two in sales, one in the art department, two in accounting, and one in warehousing. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

      The  Company has an employment agreement with its president
and      chief      executive     officer.     See     "Executive
Compensation--Employment Agreement."

Item  2.    Description of Property

      The Company leases 10,450 square feet of office space and adjoining warehouse space in North Miami Beach, Florida under a noncancelable operating lease which expires on August 31, 1996. Future minimum lease payments during the year ending April 30, 1997 are $12,000.

Item  3.    Legal Proceedings

     None.

Item  4.    Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Item 5.  Market for Common Equity and Related Stockholder Matters

      The Company's $.01 par value Common Stock ("Common Stock") is quoted on the NASDAQ Small-Cap Market under the symbol UHTS. The following table sets forth the high and low bid and ask prices of the Common Stock, as reported by NASDAQ. The following data reflects inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions. Per share prices reflect the one-for-four reverse stock split of the Company's Common Stock approved on December 2, 1994.

                                            Bid                  Ask
                                       High      Low       High      Low
Fiscal year ended April 30, 1995
- --------------------------------       -----     -----    ----      -----
First Quarter                          $3.50     $1.25    $4.25     $2.00
Second    Quarter                       4.50      1.75     5.75      2.50
Third    Quarter                        4.13      1.50     4.38      2.75
Fourth    Quarter                       4.13      1.25     4.38      1.75

Fiscal year ended April 30, 1996
- --------------------------------
First Quarter                         $4.13      $2.63    $4.50     $3.00
Second    Quarter                      3.88        .50     3.75      1.00
Third    Quarter                       4.00        .25     4.25       .38
Fourth   Quarter                       1.87       1.12     2.25      1.12


      At July 15, 1996, there were 52 shareholders of record of the Company's Common Stock, although the Company believes that there are approximately 300 beneficial owners of its Common Stock. In addition, there were three shareholders of the Company's Preferred Stock.

      Beginning May 1, 1995, the Preferred Stock pays a cumulative dividend of $.25 per quarter. In addition, each share of Preferred Stock is convertible into 2.5 shares of Common Stock and may be redeemed by the Company at $10 per share. The liquidation value of the Preferred Stock is $10 per share. There are currently 49,950 shares of Preferred Stock issued and outstanding. To date, while such dividends have accumulated, the Company has not paid any cash or other dividends on such Preferred Stock.

      The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the development and expansion of its business.

      Applicable provisions of the Delaware General Corporation Law may affect the ability of the Company to declare and pay dividends on its Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued.



Item 6. Management's Discussion And Analysis or Plan of Operation

     Prior to January 31, 1993, the Company was primarily engaged in organizational activities, including without limitation the establishment of office facilities, identifying and obtaining relationships with suppliers and production facilities, researching and developing the general design and packaging of its products and negotiating developmental license agreements. The Company's expenses during the development stage period consisted primarily of salaries of officers and employees and other administrative costs, research, design and development costs, initial payments under royalty and license agreements, costs incurred in the production, storage and shipping of inventory and financing costs. Effective February 1, 1993, the Company was no longer a development stage company but has continued to incur losses since that date. The Company anticipates that it will incur losses, until at the earliest, it generates sales which cover its cost of sales and variable and fixed operating expenses. The Company cannot reasonably estimate the length of time before it generates income, if ever.

      The Company's primary demands for cash include payments to obtain inventory, payments to obtain licenses and royalty payments. To fund such demands, historically the Company has generated funds from sales of its products and from outside sources through the sale of its debt and equity securities.

      Over the past two years, the Company's sales have declined as a result primarily of labor problems experienced by Major League Baseball(MLB), the National Hockey League(NHL) and the National Basketball Association(NBA). Such problems included substantial strikes by both MLB and the NHL and a threatened strike by the NBA. Although no assurances can be given, the Company, however, believes that the market for sports licensed products is improving and will continue to improve as a result of such strikes being settled. The Company estimates that for the twelve months period following the date hereof, it will need to generate revenues of approximately $ 2,800,000 in order to generate positive cash flow. In order to achieve the required $ 2,800,000 of sales, the Company developed a two-part plan, involving growth both internally and by acquisitions. By continuing to market its historic product line and attempting to expand sales of such product line by expanding its current marketing efforts to other retailers and attempting to obtain additional licensed products, the Company believes it can increase its sales internally.

      The Company has also made two acquisitions that it believes will increase its sales. In October 1995, the Company acquired the assets of a entity, which the Company believes adds a solid complementary product line to its current products. The Company will now have licensed pens to sell along with its lines of notepads and sportscubes. The Company believes that this combination should lead to increased sales as a result of complementary distribution channels.

      In August 1995, the Company also acquired certain inventory and the rights to market weighted gloves, particularly for aerobics, baseball and golf. The Company believes that this product line should also result in increased sales volume. The Company currently has sufficient inventory of the weighted baseball gloves. The Company will need to obtain funds, however, to market such products and to obtain inventory for the weighted golf and aerobic gloves, which the Company plans to market during fiscal 1997.

      The Company, as of June 1996, has signed Hale Irwin, three-time winner of the PGA's US Open to a three year consulting and endorsement contract for the Company's weighted golf glove.

      The Company will attempt to obtain funds from internal cash flow and the raising of additional working capital. Although no assurances can be given whether it can obtain such funds or the terms thereof. Failure to obtain such funds would have a material adverse affect on the Company. The Company is also working closely with its vendors on a payment plan for its accounts payable. The Company will attempt to reduce its payables, including payments owed pursuant to various license agreements as cash flow is generated as a result of an improved licensed product marketplace, a larger and stronger licensed product base, and the sales of the Company's proprietary line of weighted gloves for baseball and golf.

      In July 1996, a group of investors purchased warrants at $.05 per warrant from the Company entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 a share. The warrants are exercisable for six months. During July, warrants to purchase 254,760 shares were exercised. As a result of these transactions the Company received gross proceeds of approximately $250,000. There can be no assurance that any additional warrants will be exercised.

Results  of Operations - Years Ended April 27, 1996 versus  April
29, 1995

      Net sales for the year ended April 27, 1996 were $359,712, as compared with $1,045,593 for the year ended April 29, 1995, a decrease of $685,881. The decrease in net sales was due primarily to the impact of the Major League Baseball strike. In addition during fiscal year 1995 the Company made a one-time sale to Kmart for approximately $300,000 of Looney Tunes merchandise. No similar sale was made in fiscal year 1996.

      Cost of sales for the year ended April 27, 1996 were $508,169 as compared with $593,680 for the year ended April 29, 1995, a decrease of $85,511. Cost of sales as a whole for the year was greater then sales primarily because of a reserve taken aqainst inventory. This reserve, in the amount of $317,988, was taken against the product from the expired license agreements, which include the NHL, Time Warner, Quarterback Club, and Notre Dame.

      Selling and distribution expenses for the year ended April 27, 1996 were $327,856 as compared with $449,732 for the year ended April 29, 1995, a decrease of $121,876. Selling and distribution expenses include, among other things, sales commissions, certain display costs, and net shipping expenses which are a function of the volume of net sales. Selling and distribution also includes storage, amortization of Superpennant(registered trademark) displays, and business promotion costs which do not necessarily correlate with sales.

     General and administrative expenses for the year ended April 27, 1996 were $662,605, as compared with $884,258 for the year ended April 29, 1995, a decrease of $221,653. General and administrative expenses have decreased because of the reduction in payroll and other office expenses necessitated by lower sales volume and because of the Company's consolidation efforts in order to reduce overhead.

      Royalty and license expenses for the year ended April 27, 1996 were $92,840 as compared with $178,594 for the year ended April 29, 1995, a decrease of $85,754. The Company expenses royalties in the period in which the related sales are generated. Additional amounts to satisfy required minimum guaranteed royalties are expensed over the term of the particular license agreements, and , therefore, do not necessarily fluctuate with sales for the period.

Seasonality

      Sales of the Company's products are correlated with the visibility of the various proprietary marks and their owners. For example, football souvenirs sell prior to and during the football season and inventory must be developed prior to that. Based on its limited operating history, the Company believes that its sales levels will peak between late summer and the end of Christmas season, the strongest retail season. To ensure timely shipment, the Company holds substantial amounts of inventory during periods of low sales activity. The capital necessary to hold such inventory may restrict the funds available for other corporate purposes.

Financial Condition

      Cash and cash equivalents at April 27, 1996 were $30,337 as compared with $102,567 at April 29, 1995, a decrease of $72,230. The decrease is primarily the result of $397,778 being used for operating activities and $113,885 being used for investing activities offset by $439,433 of financing activities, consisting primarily of advances from related parties.

     Accounts payable and accrued expenses at April 27, 1996 were $1,144,814 as compared with $835,336 at April 29, 1995, an increase of $309,478. The increase in payables and accrued expenses is attributable to the Company's need to conserve existing cash balances.

      Due to related parties at April 27, 1996 was $232,325 as compared to $301,868 at April 29, 1995, a decrease of $69,543. During fiscal 1996, $221,808 of related party debt was converted into 140,904 shares of Common Stock. In addition $37,959 was forgiven in exchange for 37,959 warrants to purchase stock at an exercise price of $3.00. As of April 27, 1996, $502,300 is convertible into 1,120,976 shares.

   In August 1995, the Company acquired a private company engaged in the sale of patented, weighted athletic gloves (the "Patented Product") used for a variety of sports including a golf glove and a baseball batting glove, in exchange for approximately 115,000 shares. In addition, the Company entered into three-year, $40,000 per year employment agreements with two of the prior owners of the acquired company. Pursuant to the employment agreement, each of the two prior owners received 8,333 shares of common stock equating to a $25,000 signing bonus and each received options to purchase 21,500 shares of common stock. These options expire on June 4, 2005. The Company also issued an additional 9,000 shares and 37,500 unregistered shares of common stock, to cover professional fees relating to the acquisition, received an assignment of the patent, issued an additional 69,999 stock options to purchase common stock and signed a royalty agreement with the previous owners. This acquisition was recorded under the purchase method of accounting and, accordingly, the Company's operations for the period subsequent to the acquisition is included in the accompanying consolidated financial statement. The following pro forma results are unaudited and were prepared under the assumption that the transaction was effective at May 1, 1994.

                               April 27,      April 29,
                                  1996           1995
                              ----------     ----------
  Net Sales                   $  420,385     $1,080,580

  Net Loss                    $1,641,800     $1,439,830

  Net Loss
    per Common Share             ($1.24)        ($1.48)


      In October 1995, the Company acquired substantially all of the assets of another private company engaged in the sale of pens with miniature football helmets and baseball caps attached to the top of the pen featuring the names and emblems of professional football and baseball teams. Under the terms of such transaction, in exchange for certain assets of such company, including inventory and patents relating to the products (the "Products"), the Company (i) issued to the private company 60,000 shares of its Common Stock, (ii) paid (a) $37,588 on closing and
(b) will pay royalties of 10% on the first $3 million of net sales, as defined, will pay royalties of 5% on the next $2 million in net sales, as defined, and will pay a royalty of 2% for the next four years, (iii) entered into a three-year consulting agreement with the principal of the company at an annual fee of $50,000 plus a guaranteed bonus of $15,000, payable in cash or stock at the Company's option and (iv) in connection with the consulting agreement, granted options to the principal of such company to purchase an aggregate of 55,000 shares of the Company's Common Stock at the NASDAQ closing bid price of the stock on the closing date of such acquisition as to 30,000 shares and at the closing bid price on the date one year from the closing date as to the remaining 25,000 shares terminating ten years from the vest date. The Company also issued 30,000 unregistered shares of common stock to cover professional fees relating to the acquisition.

      At the Company's present level of sales, the Company does not have and is not generating sufficient funds from operations or otherwise to finance its proposed plan of operations for the next twelve months. To finance its operations, the Company hopes to generate sufficient sales as a result of both internal growth and the acquisitions in order to cover its variable and fixed operating costs through at least the year ending May 3, 1997. However, there can be no assurance that the Company will be able to increase its sales quickly enough, or ever, to a level that generates a positive cash flow. Moreover, if the Company can not generate sufficient funds to cover its fixed and variable costs through such period, as a result of among other things, unanticipated expenses, problems or difficulties, the Company could be required to seek alternative sources of capital or have to curtail or cease its operations. The Company may attempt to raise such funds from private and public sources. The Company may raise funds through additional equity financing, debt financing or some form of collaborative arrangement. Excluding related party loans, the Company has not identified or secured additional sources of financing. There is no assurance that any such financing will be available on commercially reasonable terms or at all. The Company's inability to obtain future financing on terms acceptable to the Company would have a material adverse affect on the Company's operations.

Item 7. Financial Statements

      The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-25.


Item  8.  Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

     None.


Item  9.  Directors,  Executive Officers, Promoters  and  Control
Persons; Compliance with Section 16(a) of the Exchange Act


      The directors and executive officers of the Company as of July 15, 1996 are as follows:

     Name               Age               Position
- ----------------        ---         -------------------------------------
Bradley I. Meier         28         President,Chief Executive Officer
                                    Assistant Secretary, and Director

Eric  Snow               30         Chief Financial Officer and Secretary

Sanford Grossman         60         Director

Norman M. Meier          57         Director

Myron Orlinsky           55         Director

Michael Pietrangelo      53         Director

  Bradley I. Meier has been President and Chief Executive Officer of the Company and a director since inception in November 1990. From September 1986 until May 1990, he was a student at the University of Pennsylvania's Wharton School of Business, from which he graduated in 1990 with a B.S. in Economics. Mr. Meier lettered and played on the varsity baseball team at the University of Pennsylvania, E.I.B.L. Champions in 1988, 1989 and 1990, and was selected All-Ivy League second baseman during his senior year.

  Eric Snow has been Chief Financial Officer of the Company since January 1996. Mr. Snow was CFO of BCD Computer Distributions, Inc., a company involved in the distribution and sale of computer hardware and software nationally. From April 1992 to January 1995 Mr. Snow served as CFO/Controller for many small companies working for a consultant firm, CFO Financial Services. From 1990 until March 1992 Mr. Snow served as Controller of a Anhauser Busch Distributorship, Eagle Snacks Division.

   Sanford Grossman has been a director of the Company since July 1992. Since July 1, 1994, Mr. Grossman has been Director of Sports for the Fox Network. From September 1958 to June 1993, Mr. Grossman had been employed by CBS Sports as Director of Sports.

   Norman M. Meier has been a director of the Company since July 1992. Since December 1986, Mr. Meier is and has been President, Chief Executive Officer and a director of Columbia Laboratories, Inc., a publicly-traded corporation engaged in the development, registration, manufacture and sale of pharmaceutical products. From 1971 to 1977, Mr. Meier was Vice President of Sales and
Marketing for Key Pharmaceuticals ("Key"), a company which had been engaged in the marketing and sales of pharmaceuticals until its sale to Schering-Plough Corporation in June 1986. From 1977 until June 1986, Mr. Meier served as a consultant to Key.

   Myron Orlinsky has been a director of the Company since July 1992. From January 1989 until the present, Mr. Orlinsky has served as Chairman and Chief Executive Officer of VSI International, Inc., a company involved in the importing, distribution, marketing and sale of reading glasses, sunglasses and accessory items, primarily to pharmaceutical chains. From March 1972 through December 1988, he served as Chairman of Visual Scene, Inc., a company engaged in the same business.

   Michael Pietrangelo has been a director of the Company since March 1993. From June 1990 to February 1994, Mr. Pietrangelo served as President and Chief Executive Officer of Cleo Inc., a subsidiary of Gibson Greetings, Inc., a company involved in social expression products. From June 1989 through May 1990, he served as President and Chief Operating Officer of Western Publishing Group, Inc., a company engaged in the manufacturing and distribution of books, games, and social expression products. From May 1985 through May 1989, he served as President of Schering-Plough's Personal Care Group, which included products such as Coppertone, Dr Scholl's and DiGel. Mr. Pietrangelo also serves on such charitable and civic boards as Youth Villages, the Ronald McDonald House, the American Parkinson Disease Association, Inc., and the Memphis College of Art.

  Except for Norman M. Meier and Bradley I. Meier, who are father and son, respectively, there are no family relationships among the Company's executive officers and directors.

   All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board, except for the receipt of stock options and the reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Board of Directors has two standing committees, the Audit Committee, consisting of Myron Orlinsky and Sanford Grossman, and the Compensation Committee, consisting of Myron Orlinsky and Michael Pietrangelo.

   The Company has entered into indemnification agreements with its executive officers and directors pursuant to which the Company has agreed to indemnify such individuals, to the fullest extent permitted by law, for claims made against them in connection with their positions as officers, directors or agents of the Company.

  Dan Marino resigned from the Board of Directors in May 1996.

Compliance with Section 16(a) of the Exchange Act

      Based solely on the Company's review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the period ending April 27, 1996, all filing requirements applicable to its executive officers, and greater than 10% beneficial owners were complied with.


Item 10. Executive Compensation

      The tables and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-KSBs. This information is only being furnished with respect to the Company's Chief Executive Officer ("CEO") because no other executive officer earned in excess of $100,000 during the year ended April 27, 1996.

                   Summary Compensation Table

                         Annual Compensation        Long-Term Compensation
                        ------------------------        Securities
Name and                                                Underlying
Principal Position      Year    Salary     Bonus          Options
- --------------------    ----   --------   ------      -------------------
Bradley I. Meier        1996   $ 75,000   $  -            90,000
 President and Chief    1995     75,000      -             3,750
 Executive Officer      1994     75,000      -               -


   Aggregated Option Exercises During 1996 and Fiscal Year End Option Values



                                 Number of Securities   Number of Unexercised
                                Underlying Unexercised      In-the-Money
              Shares                 Options at              Options at
             Acquired              April 27, 1996          April 27, 1996
                On      Value      Exer-      Unexer-      Exer      Unexer-
Name         Exercise  Realized    cisable    cisable      cisable   cisable
- ---------    --------  -------     -------    -------      -------   -------
Bradley I.
Meier           -       $  -        93,750       -            -          -

Employment Agreement

      As of May 1, 1995, the Company entered into a new an employment agreement with Bradley I. Meier expiring April 30, 1997. Under the terms of the employment agreement, Mr. Meier devotes substantially all of his time to the Company and is paid a base salary of $75,000 per year. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier is entitled to a bonus equal to 1% of the annual gross sales of the Company, but only if and to the extent that such annual gross sales exceed $3.5 million. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. Under the terms of the employment agreement, Mr. Meier has been granted ten-year stock options to purchase (i) 90,000 shares of Common Stock, of which 45,000 shares are exercisable at $2.88 per share and the remaining 45,000 shares are exercisable at $3.88 per share; and (ii) an additional 90,000 shares of Common Stock which shares will vest on May 1, 1996, and are exercisable at an exercisable price equal to the closing bid price of the Company's Common Stock on May 1, 1996 ($1.25).


Item  11.  Security  Ownership Of Certain Beneficial  Owners  And
Management

     As of July 15, 1996, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

Name of                               Shares, Nature of Interest and
Beneficial  Owner  (1)                Percentage  of  EquitySecurities(2)
- ----------------------                ----------------------------------
Bradley I. Meier (3)                     2,105,068           51.1%
Norman M. Meier (4)                      1,248,624           35.0%
Sanford     Grossman    (5)                111,250            3.7%
Myron Orlinsky (6)                         115,000            3.8%
Michael     Pietrangelo    (7)             159,917            5.2%
Officers and directors
  as a group (5 people) (8)              3,346,457           66.9%

- --------
(1)  Unless  otherwise indicated, the Company believes  that  all persons  named in the table have sole voting and  investment
     power   with   respect  to  the  shares  of   Common   Stock
     beneficially owned by them.

(2) A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options or conversion of Series A Preferred Stock or convertible debt. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants, stock options, Series A Preferred Stock and convertible debt that is held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised or converted.

(3) Consists of (i) (a) 787,229 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase 90,000 shares $1.13 per share  and  options to purchase 500,000 shares at $1.25  per share (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75, warrants to purchase 339,959 shares at an exercise price of $3.00 per share and warrants to purchase 82,000 shares of Common Stock at $1.00 and (ii) an aggregate of 196,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A Preferred Stock) beneficially owned by Belmer Partners, a Florida general partnership ("Belmer"), of which Mr. Meier is a general partner. Also excludes all securities owned by Norman Meier and Phyllis Meier, Mr. Meier's father and mother, respectively. Mr. Meier is the President, Chief Executive Officer and a Director of the Company.

(4) Consists of (i) (a) 457,371 shares of Common Stock, (b) options to purchase 3,750 shares of Common Stock at an exercise price of $12.50 per share, and options to purchase 3,750 shares of Common Stock at an exercise price of $9.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of 1.25, (c) warrants to purchase 3,082 shares of Common Stock at an exercise price of $22.00 per share, warrants to purchase 2,494 shares of Common Stock at an exercise price of $4.25 per share, warrants to purchase 28,538 shares of Common Stock at an exercise price of $1.50 per share, warrants to purchase
     120,000 shares of Common Stock at an exercise price of $3.00 and warrants to purchase 110,000 shares of Common Stock at an exercise price of $1.00, (d ) 24,938 shares of Common Stock issuable upon conversion of Series A Preferred Stock owned by such person and (e) 48,000 shares of Common Stock issuable on conversion of related party debt and (ii) an aggregate of 196,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner. Excludes all securities owned by Bradley Meier or Phyllis Meier. Mr. Meier is a Director of the Company, the father of Bradley Meier, the President of the Company and the former spouse of Phyllis Meier.

 (5) Consists of 1,250 shares of Common Stock, options to purchase 6,250 shares of Common Stock at an exercise price of $22.00 per share, options to purchase 1,875 shares of Common Stock at an exercise price of $9.00, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50, and options to purchase 100,000 shares of Common Stock at an exercise price of $1.25. Mr. Grossman is a director of the Company.

 (6) Consists of options to purchase 7,500 shares of Common Stock at an exercise price of $22.00 per share, options to purchase 3,750 shares of Common Stock at an exercise price of $9.00, options to purchase 3,750 shares of Common Stock at an exercise price of $12.50, and options to purchase 100,000 shares of Common Stock at an exercise price of $1.25 . Mr. Orlinsky is a director of the Company.

(7) Consists of (a) 3,250 shares of Common Stock, (b) options to purchase 6,250 shares of Common Stock at an exercise price of $6.00, options to purchase 1,875 shares of Common Stock at an exercise price of $9.00 and options to purchase 1,875 shares of Common Stock at an exercise price of $12.50, (c) warrants to purchase 20,000 shares of
     Common  Stock  at  an  exercise price of  $3.00  (d)  26,666 shares of Common Stock issuable on conversion of related party debt and (f) options to purchase 100,000 shares of Common Stock at an exercise price of $1.25. Mr. Pietrangelo is a Director of the Company

(8)  See footnotes (1) - (7) above.

      As of July 15, 1996, the following table sets forth information regarding the number and percentage of Common Stock held by all persons who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                              Number of Shares               Percent
Name   and   Address          Beneficially  Owned(1)(2)      ofClass(1)(2)
- -------------------------     -------------------------      ------------
Phyllis R. Meier (3)
c/o Universal Heights, Inc.
19589 N.E. 10th Avenue
Miami,    Florida   33179            912,426                     27.2%

Belmer Partners (4)
c/o Phyllis R. Meier
Managing General Partner
Universal Heights, Inc.
19589 N.E. 10th Avenue
Miami,    Florida   33179            196,701                      6.6%

Shephard Lane, Esq.
Slatt & Lane
600 Third Avenue
New     York,    NY    10016         179,142                      5.8%

- --------
 (1) Unless  otherwise indicated, the Company believes  that  all persons  named in the table have sole voting and  investment
     power   with   respect  to  the  shares  of   Common   Stock
     beneficially owned by them.

(2) A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options or conversion of Series A Preferred Stock or convertible debt. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants, stock options, Series A Preferred Stock and convertible debt that are held by such a person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised or converted.

(3) Consists of (i) (a) 333,792 shares of Common Stock, (b) 2,880 shares of Common Stock issuable upon conversion of related party debt, (c) warrants to purchase 354,115 shares of Common Stock, and (d) 24,938 shares of Common Stock issuable upon conversion Series A Preferred Stock owned by Ms. Meier, and (ii) an aggregate of 196,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A Preferred Stock) beneficially owned by Belmer. Excludes all securities owned by Bradley Meier and Norman Meier, the son and former spouse of Ms. Meier, respectively. Ms. Meier is managing general partner of Belmer.

(4) Consists of (a) 54,533 shares of Common Stock, (b) 67,168 shares of Common Stock issuable upon exercise of warrants and (c) 75,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock. Belmer Partners is a Florida general partnership in which Phyllis R. Meier is managing general partner and Bradley I. Meier and Norman M. Meier are general partners.

Item 12. Certain Relationships And Related Transactions

      Effective January 1, 1991, the Company entered into a loan commitment agreement with Norman M. Meier pursuant to which Mr. Meier agreed to lend the Company up to $300,000 for working capital purposes. During fiscal 1995, $199,487 of this loan was repaid through the issuance of 9,975 shares of Preferred Stock to each of Norman M. Meier and Phylis R. Meier and the balance of $85,613, was repaid through the issuance of 24,938 shares of Common Stock to each of Norman M. Meier and Phylis R. Meier.

      Effective January 1, 1991, the Company also borrowed $500,000 for working capital purposes from Belmer Partners, a Florida general partnership, of which Phylis R. Meier is managing general partner and Bradley I. Meier and Norman M. Meier are also general partners. During fiscal 1995, this loan was repaid through the issuance of 30,000 shares of Preferred Stock to Belmer Partners.

      As of April 29, 1995 and April 27, 1996, the Company owed $144,862 and $60,873, respectively, in accrued salaries and consulting fees. During fiscal 1996, an additional $87,164 of salaries have been accrued. During fiscal 1995, $83,750 of accrued salaries were paid through the issuance of 55,833 shares of Common Stock. During fiscal 1996, $133,994 of consulting fees were paid through the issuance of 83,067 shares of Common Stock. In addition, $37,959 of accrued salaries were forgiven in exchange for the issuance of warrants to purchase 37,959 shares of Common Stock at $3.00 per share.

      During fiscal 1995, Phylis Meier and Bradley Meier lent the Company $17,685 and $27,244, respectively. During Fiscal 1996, Bradley Meier lent the Company an additional $185,256, Phylis Meier lent the Company an additional $221,800, Norman Meier lent the Company $118,000, Shephard Lane lent the Company $10,000 and Michael Pietrangelo lent the Company $10,000. These loans bear interest at 10%. As of April 27, 1996 the Company and debtors approved the conversion of $212,500 of Bradley Meier's loans were to be repaid through the issuance of 510,096 shares of Common Stock, Phylis Meier's loans were to be repaid through the issuance of 240,000 shares of Common Stock, $100,000 of Norman Meier's loans were to be repaid through the issuance of 266,667 shares of Common Stock.


      Transactions between the Company and its affiliates are on terms no less favorable to the Company than can be obtained from third parties on an arms' length basis. Transactions between the Company and any of its executive officers or directors require the approval of a majority of disinterested directors.



ITEM 13.  Exhibits and Reports on Form 8-K


Exhibits

3.1    Registrant's  Restated Amended and Restated  Certificate  of
       Incorporation1
3.2    Registrant's Bylaws1
4.1    Form of Common Stock Certificate1
4.2    Form of Warrant Certificate1
4.3    Form of Warrant Agency Agreement1
4.4    Form of Underwriter Warrant1
4.7    Affiliate Warrant1
10.1   Registrant's 1992 Stock Option Plan1
10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers1
10.3 Employment Agreement, effective May 1, 1992, between the Registrant and Bradley I. Meier1
10.5 Employment Agreement, effective May 1, 1992, between the Registrant and Daniel C. Marino, Jr.1
10.6 General Retail Licensing Agreement dated February 26, 1993 by and between Universal Heights, Inc. and National Football League Properties, Inc.
10.7 QBC General Retail Licensing Agreement dated February 26, 1993 by and between Universal Heights, Inc. and National Football League Properties, Inc.
10.8 Quarterback Club General Retail Licensing Agreement dated February 26, 1993 by and Universal Heights, Inc., NFL Quarterback Club, and National Football League Properties, Inc.
10.9 Letter Agreement dated February 17, 1992, by and between Stringer Marketing Group and Universal Heights, Inc.1
10.10 Retail License Agreement dated January 17, 1992 by and between Universal Heights, Inc. and NBA Properties, Inc.1
10.11 Letter Agreement dated March 9, 1992 by and between HCS Marketing Group and Universal Heights, Inc.1
10.12  License  Agreement dated June 1, 1991  by  and  between
       National  Hockey  League Services,  Inc.   c/o  Time  Warner
       Sports Merchandising and Universal Heights, Inc.1
10.13 Distribution Agreement dated February 28, 1992 by and between Winterland Concessions Co. and Universal Heights, Inc.1
10.14 Agreement dated September 4, 1991 by and between Universal Heights, Inc. and CCI/ICE1
10.15 Agreement dated May 1, 1992 by and between Universal Heights, Inc. and Sports Art Canada, Limited1
10.16  Letter Agreement of August 16, 1991 between Ronnie Lott and Universal Heights, Inc.1
10.17 Letter Agreement of July 29, 1991 between Lawrence Taylor and Universal Heights, Inc.1
10.18 Lease as of January 1, 1991 by and between Columbia Laboratories, Inc. and Universal Heights, Inc.1
10.19 Loan Commitment Agreement dated January 1, 1991 between Universal Heights, Inc. and Norman M. Meier1
10.20 Promissory Note of Universal Heights, Inc. to Norman M. Meier in the maximum amount of $300,000 dated January 1, 19911
10.21 Amendment No. 1 to the Loan Commitment Agreement and Promissory Note effective January 1, 1991 in the maximum amount of $300,000 by and among Universal Heights, Inc. and Norman M. Meier1
10.22 Promissory Note of Universal Heights, Inc. to Belmer Partners, in the maximum amount of $500,000, dated June 1, 19911
10.23 Amendment No. 1 to the Promissory Note in the maximum amount of $500,000 entered into by and among Universal Heights, Inc. and Belmer Partners1
10.24 Guaranty dated August 28, 1992 by Bradley I. Meier in favor of Belmer Partners1
10.25 Guaranty dated August 28, 1992 by Bradley I. Meier in favor of Norman M. Meier1
10.26 Guaranty dated August 28, 1992 by Brian S. Turtletaub in favor of Belmer Partners1
10.27 Guaranty dated August 28, 1992 by Brian S. Turtletaub in favor of Norman M. Meier1
10.28 Pledge Agreement dated August 28, 1992 by and among Bradley I. Meier and Norman M. Meier, as agent for himself and Belmer Partners1
10.29 Pledge Agreement dated August 28, 1992 by and among Brian S. Turtletaub and Norman M. Meier, as agent for himself and Belmer Partners1
10.30 License Agreement dated May 3, 1993 by and between Major League Baseball Properties, Inc. and Universal Heights, Inc.2
10.31 Lease dated June 1, 1993 by and between Skylake Industrial Park & E.M. Segall, as landlord, and Universal Heights, Inc., as tenant.2
10.32  License Agreement dated August 10, 1993 by and  between
       NHL Enterprises, Inc. and Universal Heights, Inc.3
10.33 General Lease Agreement dated August 28, 1993 by and between AT&T Credit Corporation and Universal Heights, Inc.3
10.34 Addendum #2 (to Lease dated March 26, 1993) by and between E.M. Segall and Universal Heights, Inc. dated September 1, 1993.4
10.35 Loan agreement dated October 23, 1993 by and between Equitable Bank and Universal Heights, Inc.4
10.36 Termination agreement dated November 30, 1993 by and between Universal Heights, Inc. and Brian S. Turtletaub4
10.37 Joint venture agreement dated January 27, 1994 by and between Universal Heights, Inc. and Sportspads, Inc5


(1)  Incorporated  by reference to the Registrant's  Registration
     Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended April 30, 1993.

(3)  Incorporated  by  reference  to the  Registrant's  Quarterly
     Report on Form 10-QSB for the quarter ended July 31, 1993.

(4)  Incorporated  by  reference  to the  Registrant's  Quarterly
     Report on Form 10-QSB for the quarter ended October 31, 1993.

(5)  Incorporated  by  reference  to the  Registrant's  Quarterly
     Report on Form 10-QSB for the quarter ended January 31, 1994.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended April 30, 1994.

Reports on Form 8-K

     None.


                           SIGNATURES


     In  accordance  with Section 13 or 15(d) of  the  Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNIVERSAL HEIGHTS, INC.


Date: August  8, 1996                   By: /s/ Bradley I. Meier
                                        ---------------------------
                                         Bradley I.Meier, President


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   Bradley  I.  Meier    President,Assistant Secretary,  August  8, 1996
- ------------------------    and Director
Bradley I. Meier



/s/                         Director                        August  8, 1996
- ------------------------
Sanford Grossman


/s/ Norman M. Meier          Director                       August  8, 1996
- --------------------
Norman M. Meier

/s/                          Director                       August  8, 1996
- -------------------
Myron Orlinsky


/s/ Michael Pietrangelo   Director                         August  8, 1996
- -----------------------
Michael Pietrangelo

/s/Eric  Snow            Chief Financial Officer,          August  8, 1996
- ----------------            Secretary
Eric Snow


                       SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIVERSAL HEIGHTS, INC.


Date: August 8, 1996                    By:
                                        --------------------------
                                        Bradley I. Meier, President


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


________________           President,AssistantSecretary,   August  8, 1996
Bradley I. Meier           and Director



________________           Director                        August  8, 1996
Sanford Grossman


_______________            Director                        August  8, 1996
Norman M. Meier


______________             Director                        August  8, 1996
Myron Orlinsky


__________________         Director                        August  8, 1996
Michael Pietrangelo

_______________
Eric  Snow                 Chief Financial Officer,        August   8, 1996
                           Secretary




                                  PART   II



                            UNIVERSAL HEIGHTS, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                      For the Years Ended April  27,   1996
                             and April  29,   1995








                         UNIVERSAL HEIGHTS, INC.



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    Page


         Report of Independent Auditors                              F-2

         Consolidated Balance Sheet - April 27, 1996           F-3 - F-4

         Consolidated Statements of Operations for the
           Years Ended April 27, 1996 and April 29, 1995             F-5

         Consolidated Statements of Changes in Stockholders'
           Equity for the Years Ended April 27, 1996
           and April 29, 1995                                        F-6

         Consolidated Statements of Cash Flows for the
           Years Ended April 27, 1996 and April 29, 1995       F-7 - F-9

         Notes to the Consolidated Financial Statements      F-10 - F-25

                        REPORT OF INDEPENDENT AUDITORS





     To the Board of Directors and Stockholders
     Universal Heights, Inc.
     Miami, Florida


     We have audited the accompanying consolidated balance sheet of Universal Heights, Inc. and subsidiary as of April 27, 1996, and the related consolidated statements of operations, changes in consolidated stockholders' equity and cash flows for the years ended April 27, 1996 and April 29, 1995. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Heights, Inc. and subsidiary, as of April 27, 1996, and the results of their consolidated operations and cash flows for each of the two years in the period ended April 27, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had continuing operating losses and had a working capital deficiency of $283,470 at April 27, 1996. The Company must successfully complete its product development and marketing efforts. As a result the Company may need additional funds. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.






     Millward & Co. CPAs
     Fort Lauderdale, Florida
     July 18, 1996

                           UNIVERSAL HEIGHTS, INC.

                          CONSOLIDATED BALANCE SHEET






                                                        April 27, 1996
                                               -----------------------------
                                                  Proforma
                                               (See Note 12)      Historical
                                               --------------     ----------
                                                 (Unaudited)

     ASSETS

     CURRENT ASSETS:
       Cash and cash equivalents                 $   30,337       $   30,337
       Accounts receivable, net of
         allowance for doubtful
         accounts of $30,200                         44,902           44,902
       Inventories - Current                        804,654          804,654
       Other current assets                         226,355          226,355
                                                  ---------        ---------
         Total current assets                     1,106,248        1,106,248
                                                  ---------        ---------


     PROPERTY AND EQUIPMENT:
       Leasehold improvements                         8,413            8,413
       Machinery and equipment                      170,162          170,162
       Furniture and fixtures                         5,684            5,684
       Displays                                     184,111          184,111
       Design, artwork and silkscreen                24,079           24,079
                                                  ---------        ---------
                                                    392,449          392,449
       Less - Accumulated depreciation
         and amortization                           287,452          287,452
                                                  ---------        ---------
                                                    104,997          104,997
                                                  ---------        ---------
     PATENTS AND TRADEMARKS, net of
       accumulated amortization of
       $70,756                                      717,341          717,341

     INVENTORIES - Non-current                      439,595          439,595

     OTHER ASSETS                                     9,816            9,816
                                                  ---------        ---------
         Total assets                            $2,377,997       $2,377,997
                                                  =========        =========




                                 (Continued)

                           UNIVERSAL HEIGHTS, INC.

                          CONSOLIDATED BALANCE SHEET

                                 (Continued)



                                                       April 27, 1996
                                               -----------------------------
                                                  Proforma
                                               (See Note 12)      Historical
                                               -------------      ----------
                                                (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY


     CURRENT LIABILITIES:
       Accounts payable                          $  862,662       $  952,662
       Accrued expenses                             192,152          192,152
       Due to related parties                       232,325          232,325
       Current portion capitalized
         lease obligations                           12,579           12,579
                                                  ---------        ---------
           Total current liabilities              1,299,718        1,389,718
                                                  ---------        ---------

     CAPITALIZED LEASE OBLIGATIONS                   15,344           15,344


     LONG TERM DEBT - Due to Related Parties            -            462,500


     COMMITMENTS AND CONTINGENCIES


     STOCKHOLDERS' EQUITY:
       Cumulative preferred stock, $.01 par value;
         1,000,000 shares authorized; 49,950 shares
         issued and outstanding                          500            500
       Common stock, $.01 par value; 5,000,000
         shares authorized; 1,598,882 shares
         issued and outstanding; 2,687,312
         on a proforma unaudited basis                26,872          15,988
       Additional paid-in capital                  6,777,767       6,222,651
       Accumulated deficit                        (5,742,204)     (5,728,704)
                                                   ---------       ---------
           Total stockholders' equity              1,062,935         510,435
                                                   ---------       ---------
           Total liabilities and
             stockholders' equity                 $2,377,997      $2,377,997
                                                   =========       =========


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           UNIVERSAL HEIGHTS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             FOR THE YEARS ENDED



                                                April 27,          April 29,
                                                   1996              1995
                                                ----------         ---------

     NET SALES                                 $   359,712       $ 1,045,593


     COST OF SALES                                 508,169           593,680
                                                 ---------         ---------
       Gross (loss) profit                        (148,457)          451,913
                                                 ---------         ---------

     OPERATING EXPENSES:
       Selling and distribution                    327,856           449,732
       General and administrative                  662,605           884,258
       Design and development                      185,428           194,976
       Royalty and license                          92,840           178,594
                                                 ---------         ---------
         Total operating expenses                1,268,729         1,707,560
                                                 ---------         ---------

         Loss from operations                   (1,417,186)       (1,255,647)
                                                 ---------         ---------

     OTHER INCOME (EXPENSE):
       Interest income                                 -               2,965
       Interest expense                            (39,139)          (46,128)
       Other income (expense)                       (1,286)              815
                                                 ---------         ---------
                                                   (40,425)          (42,348)
                                                 ---------         ---------

         Net loss                              $(1,457,611)      $(1,297,995)
                                                 =========         =========


     NET LOSS PER COMMON SHARE                 $     (1.26)      $     (1.84)
                                                 =========         =========

     WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                   1,197,780           704,800
                                                 =========         =========


         The accompanying notes to consolidated financial statements are in integral part of these statements


                           UNIVERSAL HEIGHTS, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED APRIL 27, 1996 AND APRIL 29, 1995



                                                                                             Additional
                                     Preferred  Stock        CommonStock         Paid-in     Accumulated
                                     Shares    Amount      Shares    Amount      Capital      Deficit         Total
                                     ------    ------     --------  --------    ---------    ----------     ---------
BALANCE, May 1, 1994                    -      $  -        661,320   $26,453   $4,070,667   $(2,973,098)   $1,124,022

Issuance of 49,950 shares of
 preferred stock in exchange
 for $499,487 of related
 party  debt  in  October 1994       49,950      500          -         -          498,987        -           499,487

Issuance of 166,242 shares
 in exchange for $249,263
 of related party debt in
 January  1995                          -         -        166,242     6,649       242,714        -           249,363

Issuance of 6,250 shares
 at $1.50 per share in
 connection with a public
 relations agreement in
 March  1995                            -        -           6,250      250          9,125        -             9,375

Issuance of 80,000 shares at
 $1.25  per  share in April 1995        -        -          80,000    3,200         96,800        -           100,000

Net loss, year ended April 29, 1995     -        -            -         -              -     (1,297,995)   (1,297,995)
                                     ------  ------       --------    ------

BALANCE,  April  29, 1995            49,950     500        913,812    9,138      4,945,707   (4,271,093)      684,252


Issuance of common stock
 for  acquisitions                      -        -         268,166    2,681        733,046       -            735,727

Issuance of common stock
 on  debt  conversion                   -        -         140,904    1,409        220,399       -            221,808

Debt forgiven in exchange
 for  warrants                          -        -            -         -           37,959       -             37,959

Issuance of common stock
 for  services                          -        -         276,000    2,760        285,540       -            288,300

  Net loss, year ended
      April  27,  1996                  -        -            -         -            -      (1,457,611)    (1,457,611)
                                     ------   ------      --------   ------      ---------    -----------    ---------
BALANCE, April 27, 1996              49,950   $ 500      1,598,882  $15,988     $6,222,651 $(5,728,704)    $  510,435
                                     ======   ======      ========   ======      =========   ===========     =========




        The accompanying notes to consolidated financial statements are an integral part of these statements

                          UNIVERSAL HEIGHTS, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED


                                                   April 27,      April 29,
                                                      1996           1995
                                                   ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                 $(1,457,611)    $(1,297,995)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                 263,052        298,754
        Provision for doubtful accounts                12,200          5,647
        Provision for inventory obsolescence          317,988         92,970
        Stock issued for services                     164,904            -

   Changes in assets and liabilities-
     (Increase) decrease in:
       Accounts receivable                             26,307        116,261
       Inventories                                     78,151        177,196
       Other current assets                            10,612         16,174
            Other assets                                  151         (5,400)

     Increase in:
       Accounts payable and accrued expenses          186,468        195,753
                                                      -------        -------
   Net cash used in operating activities             (397,778)      (400,640)
                                                      -------        -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 (17,963)      (61,778)
   Acquisition of patents and trademarks              (11,522)      (13,435)
   Acquisition of Businesses                          (84,400)          -
                                                      -------       -------
 Net cash used in investing activities               (113,885)      (75,213)
                                                      -------       -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                 -         109,375
   Net repayments under line of credit               (132,656)      (30,200)
   Advances from stockholders                         625,672        83,394
   Repayment of related party loans                       -         (10,000)
   Repayment of loans payable                         (39,249)      (15,775)
   Payment on capital lease obligations               (14,334)      (10,714)
                                                      -------       -------
 Net cash provided by financing activities            439,433       126,080
                                                      -------       -------


                                (Continued)

                          UNIVERSAL HEIGHTS, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED

                                (Continued)

                                                 April 27,       April 29,
                                                    1996           1995
                                                  -------          -------

 NET (DECREASE) IN CASH AND CASH EQUIVALENTS   $   (72,230)    $  (349,773)


 CASH AND CASH EQUIVALENTS,
   Beginning of year                               102,567         452,340
                                                   -------         -------

 CASH AND CASH EQUIVALENTS,
   End of year                                 $    30,337     $   102,567
                                                   =======         =======



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                               $     8,831     $    28,370
                                                   =======         =======

 SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:
   Preferred stock issued in exchange
     for debt                                  $       -       $   499,487
                                                   =======         =======
   Common stock issued in exchange for debt    $   259,767     $   249,363
                                                   =======         =======
   Common stock issued in exchange for
     services provided                         $   123,396     $     9,375
                                                   =======         =======
   Acquisition of fixed assets in exchange
     for notes                                 $       -       $    20,762
                                                   =======         =======
   Common stock issued in exchange
     for acquisitions                          $   735,728     $       -
                                                   =======         =======
   Write-off of fully depreciated
     fixed assets                              $   510,524     $       -
                                                   =======         =======


        The accompanying notes to consolidated financial statements are an integral part of these statements

                      UNIVERSAL HEIGHTS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE TWO YEARS ENDED APRIL 27, 1996

                            (Continued)



ACQUISITIONS OF BUSINESSES:


As discussed in Note 2, in August 1995 the Company acquired a private company engaged in the sale of patented, weighted
athletic   gloves   (the  "Patented  Product")  used  for   a   variety   of
sports including a golf glove and a baseball batting glove, in exchange for 178,166 shares of the Company's common stock with a recorded value of $489,727. The following summarizes the net assets acquired:

      Accounts receivable                             $  41,628
      Inventory                                         364,438
      Property and equipment                              4,000
      Accounts payable                                 (193,010)
      Line of credit payable                           (132,656)
                                                       --------
                                                      $  84,400
                                                       ========

In   October   1995   the  Company  acquired  substantially   all   of   the
assets   of   another  company  for  60,000  shares  of  common  stock   and
$37,588 of cash with a recorded value of $246,000.


CONVERSION OF DEBT:

During fiscal 1996, $221,808 of related party debt was converted into 140,904 shares of Common Stock. In addition, $37,959 was forgiven in exchange for 37,959 warrants to purchase stock at an exercise price of $3.




    The accompanying notes to consolidated financial statements are an integral part of these statements

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------
Organization
- ------------
Universal Heights, Inc. (the "Company") was incorporated in Delaware in November 1990 to engage in the design, marketing, distribution and sale of high-quality, licensed novelty and souvenir products under the trade name SuperSouvenirs(trademark) as well as other sports related products (Note 2).
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation and Continued Existence
- ---------------------------------------------
The financial statements have been prepared assuming the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company's assets and the orderly satisfaction of its liabilities in the normal course of conducting business. The Company has not had significant income since inception and has an accumulated deficit of $5,728,704 and a working capital deficiency of $283,470 as of April 27, 1996.

At the Company's present level of sales, the Company does not have and is not generating sufficient funds from operations or otherwise to finance its proposed plan of operations for the next twelve months. To finance its operations, the Company hopes to generate sufficient sales from its existing products and acquisitions to cover its variable and fixed operating costs
through   at   least   the  year  ending  May  3,  1997.    Based   on   its
limited operations experience, the Company believes its annual sales in the year ended May 3, 1997 will have to be at least
$2,800,000 in order for it to begin generating a positive cash flow. However, there can be no assurance that the Company will be able to increase its sales quickly enough, or ever, to a level that generates a positive cash flow. If the Company's projections, assumptions and/or estimates prove to be inaccurate, or the Company encounters unanticipated expenses, problems or difficulties, the Company could be required to seek alternative sources of capital or have to curtail or cease its operations.

In   order   to   secure  additional  financing  for   its   business,   the
Company is seeking funds from private and public sources. The Company may raise funds through additional equity financing, debt financing or some form of collaborative arrangement.

In July 1996, a group of investors purchased warrants from the Company at $.05 per warrant entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 a share. The warrants are exercisable for six months. During July, warrants to purchase 254,760 shares were exercised. As a result of these transactions, the Company received gross proceeds of $250,000. There is no assurance that the remaining warrants will be exercised or additional financing will be available on commercially reasonable terms or at all.

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):
         --------------------------------------------
Based on the Company's current plans and assumptions, which include raising capital through equity offerings, converting debt to equity, and reductions in operating costs, the Company believes its cash on hand, operating revenues and related party loans will be sufficient to fund its anticipated operations through fiscal 1997.

Fiscal Year
- -----------
The Company operates within a conventional 52/53 week accounting fiscal year. The Company's fiscal year ends on the Saturday closest to April 30. The fiscal years ended April 27, 1996 and April 29, 1995, respectively.

Cash and Cash Equivalents
- -------------------------
For   the  purposes  of  the  consolidated  statement  of  cash  flows,  the
Company   considers  all  highly  liquid  investments  purchased   with   an
original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
- ----------------------------
Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and temporary investments and accounts receivable. The Company invests its excess cash in both deposits and high quality short-term liquid money market instruments with major financial institutions and the carrying value approximates market value. The Company has not incurred losses related to these investments.

Inventories
- -----------
Inventories   are  stated  at  the  lower  of  cost  (first-in,   first-out)
or market. Components of inventory costs include materials, labor and manufacturing overhead. At April 27, 1996 inventories consist of the following:

     Raw materials                                   $   367,586
     Work in process                                     530,313
     Finished goods                                      346,350
                                                      ----------
                                                       1,244,249

     Non-current inventory                              (439,595)
                                                      ----------
     Current inventory                               $   804,654
                                                      ==========

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995




NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):
         --------------------------------------------
At April 27, 1996, $439,595 of the Company's inventory is in excess of the Company's current requirements based on recent sales levels. This amount has been classified as non-current in the accompanying financial statements. Management has developed a program to reduce this inventory to desired sales levels in the near term and believes no loss will be incurred on its disposition. No estimate can be made of a range of amounts of
loss   that   are   reasonably  possible  should   this   program   not   be
successful.

Property and Equipment
- ----------------------
Property   and   equipment   are   stated   at   cost.    Depreciation    is
computed   by   the   straight-line  method  based   on   estimated   useful
lives of the assets.

Machinery    and    equipment    and    furniture    and    fixtures     are
depreciated over lives ranging from five to ten years and depreciation is included in general and administrative expense. The costs incurred in the design, artwork, and production of acetate films employed to produce silk screens are amortized using the straight-line method over their estimated three year lives and the related expense is included in design and development expenses. In the year ended April 27, 1996, the Company wrote off approximately $31,000 of design and artwork costs due to slow moving inventory. The cost of the Company's Superpennant(trademark) display racks are depreciated over a two year life and are included in selling and distribution expense. Depreciation and amortization expense was approximately $299,000 and $263,000 in 1996 and 1995, respectively.

Patents and Trademarks
- ----------------------
The   cost   of  acquiring  patents  and  trademarks  are  amortized   using
the straight-line method over their estimated ten year lives.

Revenue Recognition
- -------------------
Revenue   from  the  sale  of  products  is  recognized  upon  shipment   to
the customer.

Net Loss Per Share
- ------------------
Loss per share is computed by dividing the net loss plus preferred dividend requirement by the weighted average number of shares of common stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of loss per share as their effect is antidilutive.

                        UNIVERSAL HEIGHTS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   April 27, 1996 and April 29, 1995

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):
         --------------------------------------------
Income Taxes
- ------------
The Company adopted, effective May 1, 1993, the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", issued in February 1992. Under the liability method specified by SFAS 109, the deferred tax liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred income tax expense is the result of changes in the liability for deferred taxes. The principle type of difference between assets and liabilities for financial statement and tax return purposes is the net operating loss carryforward.

Significant Customers
- ---------------------
One customer accounted for approximately 11% and 36% of the Company's 1996 and 1995 sales, respectively. A second customer accounted for approximately 16% and 4% of the Company's 1996 and 1995 sales, respectively. A third customer accounted for approximately 28% and 18% of the Company's 1996 and 1995 sales, respectively. The Company has no written commitments with any of these customers. The loss of any of these customers could have a material adverse impact on the Company's sales and earnings.

Recent Pronouncements
- ---------------------
In March 1995, the FASB issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 becomes effective for fiscal years beginning after December 15, 1995 and addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes this pronouncement will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation". The accounting requirements of SFAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation costs. The Company believes this pronouncement will not have a significant impact on the Company's consolidated financial statements.

Use of Estimates
- ----------------
The preparation of financial statements in conformity with generally
accepted   accounting  principles  requires  management   to   make
estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995



NOTE 2 - ACQUISITIONS OF BUSINESSES:
         ---------------------------
In August 1995, the Company acquired a private company engaged in the sale of patented, weighted athletic gloves (the "Patented Product") used for a variety of sports including a golf glove and a baseball batting glove, in exchange for approximately 115,000 shares. Of these shares, 65,000 are without guaranteed price and are valued at $2.10, fair market value. The remaining 50,000 shares are valued at the guaranteed price of $4 per share. In addition, the Company entered into three-year, $40,000 per year employment agreements with two of the prior owners of the acquired company. Pursuant to the employment agreement, each of the two prior owners received 8,333 shares of common stock equating to a $25,000 signing bonus and each received options to purchase 21,500 shares of common stock at $3.50 per share. These options expire on June 4, 2005. The Company also issued an additional 9,000 shares at $2.72 and 37,500 unregistered shares of common stock at $2.10 per share, the fair market value at the date of the agreement, to cover professional fees relating to the acquisition, received an assignment of the patent, issued an additional 69,999 stock options to purchase common stock (Note 5) and signed a royalty agreement with the previous owners (Note 8). A total of 178,166 shares were issued on acquisition at a total cost of $489,727.

The following is a summary of the assets and liabilities acquired:

     Accounts receivable                                  $   41,628
     Inventory                                               364,438
     Property and equipment                                    4,000
     Accounts payable                                       (193,010)
     Line of credit payable                                 (132,656)
                                                          ----------
                                                          $   84,400
                                                          ==========

This acquisition was recorded under the purchase method of accounting and, accordingly, the Company's operations for the period subsequent to the acquisition is included in the accompanying consolidated financial statement. The following pro forma results are unaudited and were prepared under the assumption that the transaction was effective at May 1, 1994.

                                             April 27,      April 29,
                                                1996           1995
                                             ---------      ---------
    Net Sales                              $   420,385    $ 1,080,580

    Net Loss                               $ 1,641,800    $ 1,439,830

    Net Loss per Common Share                  ($1.24)       ($1.48)

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995




NOTE 2 - ACQUISITIONS OF BUSINESSES (Continued):
         ---------------------------------------
In October 1995, the Company acquired substantially all of the assets of another private company engaged in the sale of pens with miniature football helmets and baseball caps attached to the top of the pen featuring the names and emblems of professional football and baseball teams. Pursuant to the terms of such transaction, in exchange for certain assets of such company, including inventory and patents relating to the products, the Company (i) issued to the private company 60,000 shares of its Common Stock, (the Company has guaranteed the stock will have a value at least $3.75 per share or $225,000 as of October 12, 1997. The acquisition has been valued at this guaranteed price.), (ii) paid (a) $37,588 on closing and (b) will pay royalties of 10% on the first $3 million of net sales, as defined, will pay royalties of 5% on the next $2 million in net sales, as defined, and will pay a royalty of 2% for the next four years, (iii) entered into a three-year consulting agreement with the principal of the company at an annual fee of $50,000 plus a guaranteed bonus of $15,000 payable in cash or stock at the Company's option and (iv) in connection with the consulting agreement, granted options to the principal of such company to purchase an aggregate of 55,000 shares of the Company's Common Stock at the NASDAQ closing bid price of the stock on the closing date of such acquisition as to 30,000 shares and at the closing bid price on the date one year from the closing date as to the remaining 25,000 shares terminating ten years from the vesting date. The Company also issued 30,000 unregistered shares of common stock at $.70 per share, fair market value, at the date of the agreement to cover professional fees relating to the acquisition. A total of 90,000 shares were issued on acquisition at a total cost of $246,000. Sales and expenses of the acquired company were immaterial and have not been presented on a proforma basis.

The purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the dates of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $651,327 and has been recorded as patents which is being amortized on a straight line basis over ten years.


NOTE 3 - COMPANY INDEBTEDNESS:
         ---------------------
Capitalized Lease Obligations
- -----------------------------
As of April 27, 1996, the Company has approximately $105,000 of furniture and equipment pursuant to leases which have been accounted for as capital leases. Interest on these obligations range from 11.1% to 23.1%.

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995



NOTE 3 - COMPANY INDEBTEDNESS (Continued):
         ---------------------------------
The future minimum lease payments under capital leases together with the present value of the minimum lease payments as of April
27, 1996 are as follows:

       1997                                            $   15,264
       1998                                                11,735
       1999                                                 3,963
       2000                                                 1,289
                                                       ----------
      Total minimum lease payments                         32,251
      Less:  amount representing interest                   4,328
                                                       ----------
      Present value of minimum lease payments              27,923
      Less: current portion                                12,579
                                                       ----------
      Long term capital lease obligations              $   15,344
                                                       ==========

NOTE 4 - DUE TO RELATED PARTIES:
         -----------------------
Due to related parties at April 27, 1996 consists of the following:


Note payable due on demand with interest at
10%   per  annum  convertible  into  26,666
shares of
common stock.                                          $   10,000

Note payable to a stockholder and director, due on
demand with interest at 10% per annum convertible
into 26,666 shares of common stock.                        10,000

Note  payable  to an officer and  director,
with  interest  at prime (8.25%)  plus  2%,
convertible  into 15,429 shares  of  Common
Stock;  if  note is converted, warrants  to
purchase  15,429 shares of Common Stock  at
$1.75 per share, will be issued
(a).                                                       27,000

Note  payable  to an officer and  director,
with  interest at 10% per annum convertible
into
493,965 shares of common stock (a).                       185,500

Note   payable   to  a  stockholder,   with
interest   at  prime  (8.25%)   per   annum
convertible into 314,034
shares of Common Stock (b).                               118,00

                           UNIVERSAL HEIGHTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      April 27, 1996 and April 29, 1995



NOTE 4 - DUE TO RELATED PARTIES (Continued):
         -----------------------------------
Note  payable to stockholder, with interest
at  10%  per annum convertible into 242,880
shares of common stock.                                    151,800

Deferred   salary,  due  on  demand,   non-
interest bearing                                            49,712

Accrued  interest,  due  on  demand,   non-
interest bearing                                           142,813
                                                           -------
                                                           694,825
Less current portion                                       232,325
                                                           -------
                                                       $   462,500
                                                           =======

* As of April 27, 1996 the note holders announced their intention to convert the debt as follows:

     (a)  510,096 shares for $212,500 of debt
     (b)  266,667 shares for $100,000 of debt
     (c)  240,000 shares for $150,000 of debt

Accordingly, this debt is reflected as non-current on the Company's balance sheet.

NOTE 5 - INCOME TAXES:
         -------------
To date, the Company has incurred tax operating losses and, therefore, has generated no income tax liabilities. As of April 27, 1996, the Company has generated net operating loss carryforwards totaling approximately $3,535,600 which are available to offset future taxable income, if any, through 2011. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

The components of the net deferred income taxes are as follows:

Deferred Tax Assets:
    Net Operating Loss Carryforward                $1,237,400
    Inventory                                         176,600
    Consulting Expense                                 69,200
    Compensation                                       17,400
    Other Deferred Tax Assets                          16,000
                                                    ---------
        Total Deferred Tax Assets                   1,516,600

Valuation Allowance for Deferred Tax Assets        (1,516,600)
                                                    _________

Deferred Income Taxes, Net                        $       -
                                                    =========

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995




NOTE 5 - INCOME TAXES (Continued):
         -------------------------
The  valuation allowance has increased by $215,900 from the April
29, 1995 allowance.

The  net operating loss carryforwards are scheduled to expire  as follows:

Expiration
  Date
- ----------
  2006                                                 $     8,300
  2007                                                     250,800
  2008                                                     721,700
  2009                                                   1,010,000
  2010                                                   1,115,700
  2011                                                     429,100
                                                       -----------
                                                       $ 3,535,600
                                                       ===========

NOTE 6 - STOCKHOLDERS' EQUITY:
         ---------------------
Cumulative Preferred Stock
- --------------------------
In October 1994, 49,950 shares of Preferred Stock were issued in repayment of $499,487 of related party debt. Each share of preferred stock is convertible into 2.5 shares of Common Stock. Beginning May 1, 1995, the Preferred Stock pays a cumulative dividend of $.25 per share per quarter. In connection with this transaction, the Company issued the holders warrants to purchase 12,488 shares of Common Stock at $4.25 per share, exercisable through October 17, 2004. The Preferred Stock is redeemable by the Company at $10 per share through April 2000 and has a liquidation value of $10 per share. Year end April 27, 1996 dividends have not been declared. Dividends in arrears amount to $49,950.

Stock Option Plan
- -----------------
All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Universal Heights, Inc. 1992 Stock Option Plan (the "Plan"). Under the Plan, as amended, a total of 168,750 shares of Common Stock have been authorized for issuance upon exercise of the options. Information on options are as follows:

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995



NOTE 6 - STOCKHOLDERS' EQUITY (Continued):
         ---------------------------------

                                        Number of
                                          Shares       Price per Share
                                        ---------      ---------------
Outstanding, May 1, 1994                  135,625       $4.00  - 22.00
   Granted                                 22,250        1.50  -  4.00
   Canceled                               (50,250)       1.50  - 22.00
                                          -------
Outstanding, April 29, 1995               107,625        3.00  - 22.00
   Granted                                   -                 -
   Canceled                                (9,750)       4.00  - 10.00
                                          -------
Outstanding, April 27, 1996                97,875        3.00  - 22.00
                                          =======
Options exercisable:
   April 29, 1995                          100,375       $4.00 - 22.00
                                          ========       =============
   April 27, 1996                           97,875       $3.00 - 22.00
                                          ========       =============

Other Stock Options
- -------------------
Pursuant to the joint venture agreement with SPI (Note 9), options to purchase 20,000 shares of stock are to be issued at a price per the 1992 stock option plan, the current market price.

In connection with the purchase of the weighted athletic glove company (Note 2), options to purchase a total of 112,999 shares of Common Stock were issued as follows:

    *  Options to purchase 3,333 shares of common stock  at  $3 per share, vesting July 31, 1996 and expiring July 31, 2005 were issued to each of three prior stockholders.

    * Options to purchase 21,500 shares of common stock at $3.50 per share vesting June 5, 1995 and expiring June 4,
    2005 were issued to each of two prior owners pursuant to their employment agreements.

    * Options to purchase 30,000 shares of common stock at $3 per share, vesting when sales of weighted athletic gloves reach $12.5 million in any twelve consecutive months, expiring on August 27, 2005 were issued to each of two prior owners.

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995


NOTE 6 - STOCKHOLDERS EQUITY (Continued):
         --------------------------------
Warrants
- --------
During the year ended April 27, 1996, the Company issued warrants to purchase a total of 828,320 shares of common stock at the market price on the date of issuance as follows:

    * 80,000 and 75,000 shares of common stock at a price of $1 and $3 per share, exercisable through October 11, 2005 and August 11, 2005, respectively, to professionals involved in the acquisition of the two companies (Note 2).

    *  82,000 and 339,959 shares of common stock at a price  of
    $1  and $3 per share, exercisable through October 11,  2005 and August 11, 2005, respectively, to an officer and director of the Company.

    * 276,667 shares of common stock at prices ranging from $1 to $3 per share, exercisable through July 21, 2005 to October 11, 2005 to stockholders of the Company.

    *  10,000  and 15,429 shares of common stock at a price  of
    $2.25   and  $1.75  per  share,  respectively,   upon   the
    conversion of related party debt.

    * 50,000 shares of common stock pursuant to a consulting agreement as follows (Note 6):

      10,000 shares at $1.00 per share vested October 23, 1995 10,000 shares at $1.75 per share vested April 23, 1996 10,000 shares at $1.75 per share vested October 23, 1996 10,000 shares at $1.75 per share vested April 23, 1997 10,000 shares at $1.75 per share vested October 23, 1997

In connection with the Company's initial public offering in December 1992, the Company sold units, each unit included warrants (the
"IPO Warrants"). Effective in December 1995, the Company's Board of Directors amended the terms of the IPO Warrants to reduce the exercise price and extend the expiration date. Each IPO Warrant entitles its registered owner to purchase, at the exercise price of  $6.00, one share of the Company's Common Stock until December
31,  1998  (the "IPO Warrant Expiration Date").  The Company  may
call and redeem all outstanding IPO Warrants at any time upon 30 days' prior written notice, at the redemption price of $.01 per IPO Warrant, at such time as the market price of its Common Stock has exceeded the IPO Warrant exercise price by 20% for the period of 20 consecutive business days, provided that the holder may exercise the IPO Warrant at any time prior to the expiration of the 30-day period. The IPO Warrants are protected by customary anti-dilution provisions.

Holders of IPO Warrants are not entitled to vote, to receive dividends, or to exercise any rights of holders of common stock until the warrants have been fully exercised.

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995




NOTE 6 - STOCKHOLDERS EQUITY (Continued):
         --------------------------------
Other Stock Issuances
- ----------------------
In  January 1995, $165,613 of related party debt, which  includes
$80,000 of accrued interest, and $83,750 of deferred salary, was converted into 110,409 and 55,833 shares, respectively, of common stock at $1.50 per share.

In April 1995, 80,000 shares were issued in a private placement for $1.25 per share or $100,000.

In October 1995, 45,000 unregistered shares of common stock were issued for $.70 per share, the fair market value at the date of issuance, for legal services.

In February 1996, in satisfaction of $70,000 of accounts payable, 25,000 shares of common stock were issued at $3 per share, the fair market value of the shares as of that date.

In February 1996, 153,557 shares of common stock were issued at $1.27 to $3 per share upon the conversion of $232,362 of related party debt. Of these shares, 12,653 were returned by an officer and director of the Company subsequent to April 27, 1996, and the related debt was forgiven in exchange for 37,959 warrants to purchase common stock at an exercise price of $3.

In connection with the two business acquisitions in the year ended April 27, 1996, a total of 178,166 and 90,000 shares of common stock were issued, respectively. Of these shares, 158,166 unregistered shares were valued at prices ranging from $.70 to $2.10 per share, 60,000 and 50,000 shares were issued at $3.75 and $4 per share, the guaranteed values, respectively (Note 2).


NOTE 7 - CONSULTING AGREEMENTS:
         ----------------------
In October 1995, the Company signed a consulting agreement to provide public and shareholder relations services. The agreement is effective for two years and required the issuance of 50,000 shares of common stock all of which have been issued as of April 27, 1996 and warrants to purchase 50,000 shares of common stock (Note 5). The shares are valued at the fair market value as of the date of the agreement; $.70 per share or an aggregate of $35,000. As of April 27, 1996, $25,459 of costs relating to this agreement have been deferred.

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995



NOTE 7 - CONSULTING AGREEMENTS (Continued):
         ----------------------------------
In December 1995, the Company signed a consulting agreement to assist management with its financial public relations efforts including raising debt and equity capital. The agreement is effective for one year and requires the issuance of 142,000 shares of common stock all of which have been issued as of April 27, 1996. The shares are valued at the market value as of the date of the agreement; $1 per share or an aggregate of $142,000. As of April 27, 1996, $91,425 of costs relating to this agreement have been deferred. Also issued were 14,000 unregistered shares at $.70 per share, the fair market value for the introduction of the consultant to the Company.


NOTE 8 - PUBLIC RELATIONS AGREEMENT:
         ---------------------------
In March 1995, the Company signed a two-year public relations agreement which requires payments of $1,000 per month for the first six months, $2,500 per month for the second six months and $3,000 per month for the final twelve months. As additional compensation, the Company issued 6,250 shares of Common Stock at $1.50 per share and issued in October 1995, an option to purchase an additional 6,250 shares of Common Stock at $1.50 per share, exercisable through March 2000. This agreement was canceled effective January 1, 1996.


NOTE 9 - COMMITMENTS AND CONTINGENCIES:
         ------------------------------
Operating Leases
- ----------------
The Company leases office and adjoining warehouse space under a noncancelable operating lease. Future minimum lease payments are as follows:

          1997                                     $  12,000
                                                   =========

In  addition,  future  lease payments are subject  to  adjustment based  on annual changes in the Consumer Price Index (as  defined in  the lease).  Rent expense for the years ended April 27,  1996 and April 29, 1995 was $42,534 and $38,599, respectively.

Employment Agreement
- --------------------
The Company has an employment agreement with its President pursuant to which the President receives annual compensation of $75,000 through April 30, 1997. This agreement provides for additional compensation equal to an aggregate 1.0% of gross sales in excess of $3,500,000 annually, 45,000 ten-year options to purchase shares at $2.88, 45,000 ten-year options to purchase shares at $3.88 and 90,000 ten-year options to purchase shares at $1.125.

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued):
         ------------------------------------------
Licensing Agreements
- --------------------
The Company's existing licensing agreements expire at various times through March 31, 1998. The terms of renewal options are negotiated separately and historically the Company's material licenses have been renewed, although there can be no assurances that the Company will continue to be able to renew its licenses in the future. As of April 27, 1996, the Company has not renewed licensing agreements with the National Hockey League, Time Warner, Quarterback Club and Notre Dame. The Company currently has no plans to renew these agreements.

Under the terms of the agreements, the Company is required to pay royalties ranging from 7 - 10% of the net or gross sales, depending on the contract, which are applied towards the minimum guaranteed royalty.

In connection with the purchase of the weighted athletic glove company (Note 2) a royalty agreement effective during the life of the patent was signed with the former owners requiring minimum royalties of $10,000 in 1996, $20,000 in 1997 and $30,000 per
year thereafter. If such royalties are not paid, the patents would be reassigned to the previous owners of the company.


NOTE 10 - INVESTMENT IN JOINT VENTURE:
          ----------------------------
In January 1994, the Company entered into a joint venture with Sportpads, Inc. ("SPI"), a privately-held company, to market and distribute SPI's line of licensed notepads. The products of the joint venture are various sizes of notepads depicting the logos of the NFL, NBA, NHL, MLB, and various colleges and universities. The joint venture provides that the Company serve as the managing joint venturer. In addition, the joint venture provides for a profit split of 50%-50%. The Company also has the option to purchase SPI's interest in the joint venture at anytime during its five year term. The financial results of this joint venture have been consolidated for the year ended April 29, 1995.

All Sportpad inventory is provided to the Company on a consignment basis. In the year ended April 29, 1995, Sportpads and the Company split the monthly cost of approximately $1,600 for packaging equipment used in the manufacturing process. At the end of each month, accounts payable were established to reimburse Sportpads for inventory and packaging materials used. An accrual was established to record the joint venture profit or loss. For the year ended April 29, 1995, total sales for the joint venture were $173,820. As of April 29, 1995, the Company owed Sportpads $31,221 for consignment sales, equipment rentals, and materials consumed, and $11,712 for accrued profits from the joint venture.

In accordance with the terms of the agreement, the joint venture was terminated effective April 29, 1995.

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995



NOTE 11 - INDUSTRY SEGMENT INFORMATION:
          -----------------------------
The Company operated periodically in two industry segments during the fiscal year ended April 27, 1996, gifts and novelty and training and fitness. Products sold in the gifts and novelty segment include, predominantly Superpenants(registered trademark) and pen products. Products sold in the training and fitness segment include weighted athletic gloves. Business segment information is as follows:

                                      Year Ended April 27, 1996
                                 -----------------------------------
                                 Gifts and   Training and
                                  Novelty      Fitness       Totals
                                 ---------   ------------   --------
Net sales                       $  323,362     $  36,350    $ 359,712
Loss from operations            (1,259,399)     (157,787)  (1,417,186)

Identifiable assets:
  Segment assets                   514,038       486,249    1,000,287
  Corporate    assets                 -             -         180,259
                                                            ---------
                                                            1,180,546
    Property and equipment                                   (392,449)
                                                            ---------

    Patents and trademarks                                  $ 788,097
                                                             ========

Depreciation and amortization    $ 142,130     $  27,778    $ 169,908
                                 =========     =========    =========

Capital expenditures             $ 224,665     $ 486,247    $ 710,912
                                 =========     =========    =========


NOTE 12 - PROFORMA BALANCE SHEET EVENT:
          -----------------------------
As of April 27, 1996, the Company and debtors approved the conversion of $462,500 of related party debt and $90,000 of accounts payable into 1,016,763 and 71,667 shares of common stock were converted. The related party debt is converted at a 50% discount to market as of the date of the related agreements and the accounts payable is converted at market as of the date of the agreement. The unaudited pro forma column of the accompanying balance sheet gives effect to both of these proposed transactions.

                      UNIVERSAL HEIGHTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 April 27, 1996 and April 29, 1995








NOTE 13 - SUBSEQUENT EVENTS:
          ------------------
On May 1, 1996, pursuant to the employment agreement with the Company President, 90,000 ten-year options to purchase common stock were issued at $1.13, the closing bid price on that day.

In June 1996, the Company signed a license agreement with Hale Irwin, a professional golfer, granting the Company the exclusive right and license within the defined contract territory from June 1, 1996 to May 31, 1999, to advertise and promote the weighted athletic gloves with Hale Irwin's endorsement. The agreement requires the payment of $50,000 in four quarterly installments beginning June 1, 1996.

It also requires the issuance of 10,000 options to purchase registered shares on June 1, 1996 plus additional options on June 1, 1997 and June 1, 1998 so that the total number of common share options issued multiplied by 80% of the closing bid price of the Company's Common Stock on June 1, 1996 equal $50,000.

In  July  1996, the Company issued options to purchase  1,210,000 shares of Common Stock at $1.25 per share to various officers, directors, employees and consultants of the Company.

In July 1996, a group of investors purchased warrants from the Company at $.05 per warrant, entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 a share. The warrants are exercisable for six months. During July, warrants to purchase 254,760 shares were exercised. As a result of these transactions, the Company received gross proceeds of $250,000.