Form 10QSB
period 1996-07-31
UNIVERSAL HEIGHTS INC
filed 1996-09-13
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM  10 - QSB



[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934
          For the quarterly period ended July 31 , 1996

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934
           For  the  transition  period  from  __________  to __________


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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]       No  [ ]


      Number of shares of the Common Stock of Universal Heights,
Inc. issued and outstanding as of August 31, 1996:   2,942,072




                    UNIVERSAL HEIGHTS, INC.

                 PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

      The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended July 31, 1996 are not necessarily indicative of the results for the year ending April 30, 1997.




                    UNIVERSAL HEIGHTS, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS



                                    July 31,          April 27,
                                     1996               1996
                                  -----------         ---------
                                  (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents    $    99,226       $    30,337
     Accounts receivable, net          15,568            44,902
     Inventories                      809,563           804,654
     Other current assets             189,963           226,355
                                    ---------         ---------
        Total current assets        1,114,320         1,106,248

   Property and equipment, net         93,013           104,997
   Patents and trademarks, net        699,423           717,341
   Inventories-non-current            439,595           439,595
   Other assets                         9,816             9,816
                                    ---------        ---------
                                  $ 2,356,167       $ 2,377,997
                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Accounts payable             $   826,488       $   952,662
     Accrued expenses                 147,944           192,152
     Due to related parties           266,019           232,325
     Current portion of capitalized
        lease obligations              12,204            12,579
                                    ---------         ---------
       Total current liabilities    1,252,655         1,389,718
                                    ---------         ---------

   Capitalized lease obligations       12,243            15,344

   Long-term debt-due to
      related parties                    -              462,500


   Stockholders' equity-
    Preferred stock, $.01 par
     value; 1,000,000 shares
     authorized;  49,950 shares
     issued and outstanding               500               500

    Common stock, $.01 par value;
     20,000,000 shares authorized;
     2,942,072 and 1,598,882 shares
     issued and outstanding as of
     July 31, 1996 and
     April 27, 1996, respectively       29,421           15,988

    Additional paid-in capital       6,993,968        6,222,651
     Accumulated deficit            (5,932,620)      (5,728,704)
                                     ---------        ---------
       Total stockholders' equity    1,091,269          510,435
                                     ---------        ---------
                                  $  2,356,167      $ 2,377,997
                                     =========        =========


     See notes to condensed consolidated financial statements




                     UNIVERSAL HEIGHTS INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                        Three Months Ended July 31,
                                      1996                      1995
                                     ------                    ------
NET SALES                         $  62,947                  $ 57,981

COST OF GOODS SOLD                   29,945                    37,631
                                     ------                    ------
         Gross profit                33,002                    20,350
                                     ------                    ------

OPERATING EXPENSES:
    Selling and distribution         20,047                    42,162
    General and administrative      180,087                   165,366
    Design and development           19,880                    36,600
    Royalty and license              14,253                    26,457
                                    -------                   -------
        Total operating expenses    234,267                   270,585
                                    -------                   -------

        Loss from operations       (201,265)                 (250,235)
                                    -------                   -------

OTHER INCOME (EXPENSE):
    Interest income                        -                       79
    Interest expense                 (2,651)                   (7,025)
                                    -------                   -------
                                     (2,651)                   (6,946)
                                    -------                   -------

        Net loss                  $(203,916)                $(257,181)
                                    =======                   =======

NET LOSS PER COMMON SHARE         $    (.07)                $    (.28)
                                    =======                   =======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         2,740,000                  914,000
                                   =========                  =======



    See notes to condensed consolidated financial statements




                    UNIVERSAL HEIGHTS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                          Three Months Ended July 31,
                                         1996                     1995
                                        -------                  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                            $(203,916)               $(257,181)
  Adjustments to reconcile net loss
   to net cash used for operating
   activities-
    Depreciation and amortization        26,760                   62,712
    Provision for inventory obsolescence   -                       8,317

    Changes in assets and liabilities-
      (Increase) decrease in:
        Accounts receivable              29,334                    3,013
        Inventories                      (4,909)                   6,439
        Other current assets             36,392                   (2,542)
        Other assets                       -                      (7,604)

      Increase (decrease) in:
        Accounts  payable and
         accrued expenses               (66,882)                 (20,349)
                                         ------                   ------

    Net cash used for operating
      activities                       (183,221)                (207,195)
                                         ------                   ------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment,net  3,318                   (5,017)
   Acquisition of patents and trademarks   (176)                  (2,294)
                                          ------                  ------
    Net cash used for investing
        activities                        3,142                   (7,311)
                                          ------                  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
   line of credit                           -                    (16,000)
  Issuance of common stock
      and warrants                      218,750                     -
  Advances from stockholders             33,694                  264,343
  Payment on capital lease obligations   (3,476)                  (3,490)
                                        -------                  -------

    Net  cash provided by
      financing activities              248,968                  244,853
                                        -------                  -------

                          (Continued)




                    UNIVERSAL HEIGHTS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                          (Continued)

                                      Three Months Ended July 31,
                                    1996                      1995
                                   ------                    ------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS             68,889                    30,347

CASH AND CASH EQUIVALENTS,
  beginning of period              30,337                   102,567
                                   ------                    ------

CASH AND CASH EQUIVALENTS,
  end of period                 $  99,226                 $ 132,914
                                   ------                    ------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the
     period                     $     509                 $   3,774
                                  -------                   -------


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:
  Common stock issued in
    exchange for debt           $ 566,000                 $ 173,811
                                  -------                   -------



          See notes to condensed consolidated financial statements





                    UNIVERSAL HEIGHTS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


(1) SIGNIFICANT ACCOUNTING POLICIES:

      Except as disclosed below, the accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 27, 1996.

      As  of   April 28, 1996, the Company changed its accounting
fiscal year from a conventional 52/53 week fiscal year ending on the Saturday closest to April 30 to a calendar year ending on April 30.


(2) SALE OF COMMON STOCK AND WARRANTS:

      In July 1996, a group of investors purchased warrants from the Company at $.05 per warrant entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 per share. The warrants are exercisable for six months. During July, warrants to purchase 254,760 shares were exercised. As a result of these transactions, the Company received gross proceeds of $250,000. There is no assurance that the remaining warrants will be exercised or additional financing will be available on commercially reasonable terms or at all.



                    UNIVERSAL HEIGHTS, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

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

      Over the past two years, the Company's sales have declined as a result primarily of labor problems experienced by Major League Baseball(MLB), the National Hockey League(NHL) and the National Basketball Association(NBA). Such problems included substantial strikes by both MLB and the NHL and a threatened strike by the NBA. Although no assurances can be given, the Company, however, believes that the market for sports licensed products is improving and will continue to improve as a result of such strikes being settled. The Company estimates that for the twelve months period following the date hereof, it will need to generate revenues of approximately $2,800,000 in order to generate positive cash flow. In order to achieve the required $2,800,000 of sales, the Company developed a two-part plan, involving growth both internally and by acquisitions. By continuing to market its historic product line and attempting to expand sales of such product line by expanding its current marketing efforts to other retailers and attempting to obtain additional licensed products, the Company believes it can increase its sales internally.

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


Results  of Operations - Three Months Ended July 31, 1996  versus
July 29, 1995

      Net sales for the three months ended July 31, 1996 were $62,947, as compared with $57,981 for the three months ended July
29, 1995.

      Cost of sales for the three months ended July 31, 1996 were $29,945 as compared with $37,631 for the three months ended July 29, 1995. Cost of sales as a percentage of net sales decreased from approximately 65% to approximately 48%, primarily as a result of a change in the product mix sold.

     Selling and distribution expenses for the three months ended July 31, 1996 were $20,047 as compared with $42,162 for the three months ended July 29, 1995. Selling and distribution expenses include, among other things, sales commissions, certain display costs, and net shipping expenses which are a function of the volume of net sales. The overall dollar decrease in selling and distribution expenses is primarily attributable to a reduction in discretionary selling expenses.

      Design and development expenses for the three months ended July 31, 1996 were $19,800 as compared with $36,600 for the three months ended July 29, 1995. Design and development expenses have decreased since the majority of the design work required to produce product for the major sports leagues and colleges has been completed.

     Royalty and license expenses for the three months ended July 31, 1996 were $14,253 as compared with $26,457 for the three months ended July 29, 1995. The Company expenses royalties in the period in which the related sales are generated. Additional amounts to satisfy required minimum guaranteed royalties are expensed over the term of the particular license agreements, and, therefore, do not necessarily fluctuate with sales for the period.

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

Financial Condition

      Cash and cash equivalents at July 31, 1996 were $99,226 as compared with $30,337 at April 29, 1996, an increase of $68,889. The increase is primarily the result of $183,221 being used for operating activities offset by $248,968 of financing activities, consisting primarily of advances from related parties and proceeds received from the sale of warrants and issuance of common stock.

      Due to related parties at July 31, 1996 was $266,019 as compared to $694,825 at April 29, 1996, a decrease of $428,806. During the three months ended July 31, 1996, $462,500 of due to related parties was converted into 1,016,763 shares of Common Stock.


      In July 1996, a group of investors purchased warrants from the Company at $.05 per warrant entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 per share. The warrants are exercisable for six months. During July, warrants to purchase 254,760 shares were exercised. As a result of these transactions, the Company received gross proceeds of $250,000. There is no assurance that the remaining warrants will be exercised or additional financing will be available on commercially reasonable terms or at all.

      At the Company's present level of sales, the Company does not have and is not generating sufficient funds from operations or otherwise to finance its proposed plan of operations for the next twelve months. To finance its operations, the Company hopes to generate sufficient sales as a result of both internal growth and the acquisitions in order to cover its variable and fixed operating costs through at least the year ending April 30, 1997. However, there can be no assurance that the Company will be able to increase its sales quickly enough, or ever, to a level that generates a positive cash flow. Moreover, if the Company can not generate sufficient funds to cover its fixed and variable costs through such period, as a result of among other things, unanticipated expenses, problems or difficulties, the Company could be required to seek alternative sources of capital or have to curtail or cease its operations. The Company may attempt to raise such funds from private and public sources. The Company may raise funds through additional equity financing, debt financing or some form of collaborative arrangement. Excluding related party loans and the potential exercise of the warrants exercisable through January 1997, the Company has not identified or secured additional sources of financing. There is no assurance that any such financing will be available on commercially reasonable terms or at all. The Company's inability to obtain future financing on terms acceptable to the Company would have a material adverse affect on the Company's operations.


                    UNIVERSAL HEIGHTS, INC.

                  PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None.


Item 2.   Changes in Securities

          None.


Item 3.   Defaults upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          None.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNIVERSAL HEIGHTS, INC.


                                         /s/ Bradley I. Meier
                                        ---------------------------
                                        BRADLEY I. MEIER, President

DATE:   September 13, 1996
        ------------------