Form 10QSB
period 1996-10-31
UNIVERSAL HEIGHTS INC
filed 1996-12-12
CIK 891166

1





               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM  10 - QSB



[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934
          For the quarterly period ended October 31 , 1996

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934
        For the transition period from ___________ to ___________


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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                          -

      Number  of shares of the Common Stock of Universal Heights,
Inc. issued and outstanding as of December 6, 1996:   3,218,923


                    UNIVERSAL HEIGHTS, INC.

                 PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

      The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended October 31, 1996 are not necessarily indicative of the results for the year ending April 30, 1997.



                    UNIVERSAL HEIGHTS, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS



                                    October 31,     April 27,
                                       1996             1996
                                    -----------     ---------
                                    (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents     $     1,031       $    30,337
     Accounts receivable, net           26,670            44,902
     Inventories                       825,809           804,654
     Other current assets              296,937           226,355
                                     ---------        ----------
        Total current assets         1,150,447         1,106,248

   Property and equipment, net          89,959           104,997
   Patents and trademarks, net         669,161           717,341
   Inventories-non-current             439,595           439,595
   Other assets                          9,816             9,816
                                     ---------         ---------
                                   $ 2,358,978       $ 2,377,997
                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Accounts payable             $    824,315      $    952,662
     Accrued expenses                  230,293           192,152
     Due to related parties            268,812           232,325
     Current portion of capitalized
        lease obligations               12,184            12,579
       Total current liabilities     1,335,604         1,389,718

   Capitalized lease obligations         9,019            15,344

   Long-term debt-due to
     related parties                      -              462,500

   Stockholders' equity-
     Preferred stock, $.01 par value;
      1,000,000 shares authorized;
      49,950 shares issued and
      outstanding                          500               500
     Common stock, $.01 par value;
      20,000,000 shares authorized;
      3,218,923 and 1,598,882 shares
      issued and outstanding as of
      October 31, 1996 and
      April 27, 1996, respectively       32,189            15,988
    Additional paid-in capital        7,158,298         6,222,651
     Accumulated deficit             (6,176,632)       (5,728,704)
                                    -----------         ---------
       Total stockholders' equity     1,014,355           510,435
                                    -----------         ---------
                                   $  2,358,978       $ 2,377,997
                                    ===========         =========


     See notes to condensed consolidated financial statements



                     UNIVERSAL HEIGHTS INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                            Six Months Ended             Three Months Ended
                           Oct. 31,    Oct. 28,         Oct. 31,    Oct. 28,
                             1996        1995             1996        1995
                         ----------  ----------       ----------  ---------
NET  SALES                $ 121,956   $ 156,152         $ 59,009   $ 98,171

COST OF GOODS SOLD           51,274     104,742           21,329     67,111
                         ----------  ----------        ---------  ---------
   Gross  profit             70,682      51,410           37,680     31,060
                         ----------  ----------        ---------  ---------

OPERATING EXPENSES:
 Selling and distribution    43,789      82,319           23,742     40,157
 General and admin.         410,466     375,711          230,379    210,345
 Design and development      39,271      82,773           19,391     46,173
 Royalty and license         20,279      34,662            6,026      8,205
                          ----------  ----------       ---------- ----------
   Total operating expenses 513,805     575,465          279,538    304,880
                          ----------  ----------       ---------- ----------

   Loss from operations    (443,123)   (524,055)        (241,858)  (273,820)
                          ----------  ----------       ---------- ----------

OTHER INCOME (EXPENSE):
  Interest income             1,296         135            1,296         56
  Interest expense           (6,101)    (16,896)          (3,450)    (9,871)
                          ----------   ---------        --------- ----------
                             (4,805)    (16,761)          (2,154)    (9,815)


    Net loss              $(447,928)  $(540,816)       $(244,012) $(283,635)
                          ==========  ==========       ========== ==========

NET LOSS PER COMMON SHARE   $ (0.16)    $  (.49)        $  (0.08)  $  (0.22)
                          ==========  ==========       ========== ==========

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING        2,843,000   1,096,000        2,945,000  1,276,000
                          ===========  =========        =========  =========


    See notes to condensed consolidated financial statements




                    UNIVERSAL HEIGHTS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                                Six Months Ended October 31,
                                               1996                    1995
                                             ---------              ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(447,928)            $(540,816)
  Adjustments to reconcile net loss to net
   cash used for operating activities-
    Depreciation and amortization               58,219               101,848
    Provision for doubtful accounts            (14,781)                  -
    Provision for inventory obsolescence           -                  23,318

    Changes in assets and liabilities-
      (Increase) decrease in:
        Accounts receivable                     33,013                19,196
        Inventories                            (21,155)               96,341
        Other current assets                   (70,584)                6,320
        Other asset                                -                  (9,106)

      Increase (decrease) in:
        Accounts payable and accrued expenses   13,293                77,587
                                              --------              --------

    Net cash used for operating activities    (449,923)             (225,312)
                                              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net       (7,647)               19,947
  Purchase of business, net                        -                (170,244)
  Acquisition of patents and trademarks         12,647               (69,353)
                                              --------               --------

    Net cash used for investing activities       5,000              (219,650)
                                              --------               --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
   line of credit                                  -                 (24,000)
  Issuance of common stock and warrants        320,000                   -
  Advances from stockholders                   102,337               411,089
  Payment on capital lease obligations          (6,720)               (7,125)
                                              --------               --------

   Net cash provided by financing activities   415,617               379,964
                                              --------               --------


                          (Continued)


                    UNIVERSAL HEIGHTS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                          (Continued)

                                             Six Months Ended October 31,
                                                1996                  1995
                                             ---------              ---------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                         (29,306)              (64,998)

CASH AND CASH EQUIVALENTS,
  beginning of period                           30,337               102,567
                                             ---------              ---------

CASH AND CASH EQUIVALENTS,
  end of period                              $   1,031             $  37,569
                                             =========             =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period           $  1,030              $   7,043
                                             ========              =========


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:
   Common stock issued in exchange
     for debt                               $ 631,850              $ 548,897
                                             ========               ========



    See notes to condensed consolidated financial statements





                    UNIVERSAL HEIGHTS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


(1) SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------
      Except as disclosed below, the accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 27, 1996.

      As  of   April 28, 1996, the Company changed its accounting
fiscal year from a conventional 52/53 week fiscal year ending on the Saturday closest to April 30 to a calendar year ending on April 30.


(2) SALE OF COMMON STOCK AND WARRANTS:
--------------------------------------
      In July 1996, a group of investors purchased warrants from the Company at $.05 per warrant entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 per share. The warrants are exercisable for six months. During July, warrants to purchase 254,760 shares were exercised. As a result of these transactions, the Company received gross proceeds of $250,000. There is no assurance that the remaining warrants will be exercised or additional financing will be available on commercially reasonable terms or at all.


(3) CONVERSION OF DEBT TO COMMON STOCK:
---------------------------------------
      As of December 3, 1996 an additional $65,850 of related party debt was converted into 175,600 shares of common stock and 131,700 warrants to purchase common stock at an exercise price of $.75. This transaction is reflected in the accompany condensed consolidated balance sheet as of October 31, 1996.



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

      In November 1996, the Company signed a letter of intent to purchase a women's fashion shoe Company whose products are targeted to the trendy 15-35 year old. The Company's entrance into the trendy fashion footwear market complements the recent changes announced by the Company e.g. the formation of an active sports division which includes aerobic type products targeted to the same market.

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


Results of Operations - Six Months Ended October 31, 1996  versus
October 28, 1995

      Net sales for the six months ended October 31, 1996 were $121,956, as compared with $156,152 for the six months ended
October 28, 1995.

     Cost of sales for the six months ended October 31, 1996 were $51,274 as compared with $104,742 for the six months ended
October 28, 1995. Cost of sales as a percentage of net sales decreased from approximately 67% to approximately 42%, primarily as a result of a change in the product mix sold.

      Selling and distribution expenses for the six months ended October 31, 1996 were $43,789 as compared with $82,319 for the six months ended October 28, 1995. Selling and distribution expenses include, among other things, sales commissions, certain display costs, and net shipping expenses which are a function of the volume of net sales. The overall dollar decrease in selling and distribution expenses is primarily attributable to a reduction in discretionary selling expenses.

     General and administrative expenses for the six months ended October 31, 1996 were $410,466, as compared with $375,711 for the six months ended October 28, 1995. General and administrative expenses have increased due to the commitments made through the 1995 acquisitions.

      Design and development expenses for the six months ended October 31, 1996 were $39,271 as compared with $82,773 for the six months ended October 28, 1995. Design and development expenses have decreased since the majority of the design work required to produce product for the major sports leagues and colleges has been completed.

      Royalty and license expenses for the six months ended October 31, 1996 were $20,279 as compared with $34,662 for the six months ended October 28, 1995. The Company expenses royalties in the period in which the related sales are generated.
Additional amounts to satisfy required minimum guaranteed royalties are expensed over the term of the particular license agreements, and, therefore, do not necessarily fluctuate with sales for the period.



Results  of  Operations  - Three Months Ended  October  31,  1996
versus October 28, 1995

      Net sales for the three months ended October 31, 1996 were $59,009, as compared with $98,171 for the three months ended
October 28, 1995.

      Cost of sales for the three months ended October 31, 1996 were $21,329 as compared with $67,111 for the three months ended October 28, 1995. Cost of sales as a percentage of net sales decreased from approximately 68% to approximately 36%, primarily as a result of a change in the product mix sold.

     Selling and distribution expenses for the three months ended October 31, 1996 were $23,742 as compared with $40,157 for the three months ended October 28, 1995. Selling and distribution expenses include, among other things, sales commissions, certain display costs, and net shipping expenses which are a function of the volume of net sales. The overall dollar decrease in selling and distribution expenses is primarily attributable to a reduction in discretionary selling expenses.

      General and administrative expenses for the three months ended October 31, 1996 were $230,379, as compared with $210,345 for the three months ended October 28, 1995. General and administrative expenses have increased due to the commitments made through the 1995 acquisitions.

      Design and development expenses for the three months ended October 31, 1996 were $19,391 as compared with $46,173 for the three months ended October 28, 1995. Design and development expenses have decreased since the majority of the design work required to produce product for the major sports leagues and colleges has been completed.

      Royalty and license expenses for the three months ended October 31, 1996 were $6,026 as compared with $8,205 for the three months ended October 28, 1995. The Company expenses royalties in the period in which the related sales are generated. Additional amounts to satisfy required minimum guaranteed royalties are expensed over the term of the particular license agreements, and, therefore, do not necessarily fluctuate with sales for the period.



Seasonality

     Sales of the Company's products are correlated with the visibility of the various proprietary marks and their owners. To ensure timely shipment, the Company holds substantial amounts of inventory during periods of low sales activity. The capital necessary to hold such inventory may restrict the funds available for other corporate purposes.


Financial Condition

     Cash and cash equivalents at October 31, 1996 were $1,031 as compared with $30,337 at April 29, 1996, a decrease of $29,306. The decrease is primarily the result of $449,923 being used for operating activities offset by $415,617 of financing activities, consisting primarily of advances from related parties and proceeds received from the sale of warrants and issuance of common stock.

      Due to related parties at October 31, 1996 was $268,812 as compared to $694,825 at April 29, 1996, a decrease of $426,013. During the six months ended October 31, 1996, $528,350 of due to related parties was converted into 1,192,363 shares of Common Stock.


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


                                        UNIVERSAL HEIGHTS, INC.


                                          /s/ Bradley I. Meier
                                          ------------------------
                                          BRADLEY I. MEIER, President

DATE:   December  12,   1996
        --------------------