Form 10QSB
period 1997-01-31
UNIVERSAL HEIGHTS INC
filed 1997-03-13
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM  10 - QSB



[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934
          For the quarterly  ended January  31,   1997

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
    For the transition period from  ______________  to  ______________


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


      Number  of shares of the Common Stock of Universal Heights,
Inc.   issued  and  outstanding  as  of  February   28,     1997:
3,315,589.


                    UNIVERSAL HEIGHTS, INC.

                 PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

      The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended January 31, 1997 are not necessarily indicative of the results for the year ending April 30, 1997.

                    UNIVERSAL HEIGHTS, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS



                                  January 31,     April 27,
                                   1997             1996
                                  (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents   $      1,547    $      30,337
     Accounts receivable, net          (5,348)          44,902
     Inventories                      816,044          804,654
     Other current assets             339,722          226,355
        Total current assets        1,151,965        1,106,248

   Property and equipment, net         79,665          104,997
   Patents and trademarks, net        650,340          717,341
   Inventories-non-current            439,595          439,595
   Other assets                         9,816            9,816
                                  $ 2,331,381      $ 2,377,997

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Accounts payable            $    838,807     $    952,662
     Accrued expenses                 204,167          192,152
     Due to related parties           259,580          232,325
     Current portion of capitalized
    lease obligations                  11,878           12,579
       Total current liabilities    1,314,432        1,389,718

   Capitalized lease obligations        6,451           15,344

   Long-term debt-due to related parties-              462,500

   Stockholders' equity-
Preferred stock, $.01 par value;
1,000,000 shares authorized;
138,700 shares issued and outstanding   1,387              500
Common stock, $.01 par value;
20,000,000 shares authorized;
3,315,589 and 1,598,882 shares
issued and outstanding as of
January  31,  1997
and  April 27, 1996, respectively      33,155           15,988
     Additional paid-in capital     7,395,177        6,222,651
     Accumulated deficit           (6,419,221)      (5,728,704)
     Total stockholders' equity     1,010,498          510,435
                                 $  2,331,381      $ 2,377,997



     See notes to condensed consolidated financial statements
                     UNIVERSAL HEIGHTS INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                Nine Months Ended      Three Months Ended
                            January 31, January 27,  January 31,  January  27,
                              1997         1996        1997           1996

NET  SALES                $  149,622  $  301,999  $   27,666      145,847

COST OF GOODS SOLD            60,593     192,786       9,319       88,044
    Gross profit              89,029     109,213      18,347       57,803

OPERATING EXPENSES:
 Selling and distribution     67,794     142,638      24,005       60,319
 General and administrative  608,462     592,203     197,996      216,492
 Design and development       62,393     116,220      23,122       33,447
 Royalty and license          32,500      51,420      12,221       16,758
 Total operating expenses    771,150     902,481     257,345      327,016

  Loss from operations      (682,122)   (793,268)   (238,999)    (269,340)

OTHER INCOME (EXPENSE):
 Interest income                 925         191        (371)          56
 Interest expense             (9,280)    (27,943)     (3,179)     (11,047)
   Other income                  -        10,864        -          10,864
                              (8,355)    (16,888)     (3,550)        (127)


    Net loss               $(690,477) $ (810,156)  $(242,548)  $ (269,340)

NET LOSS PER COMMON SHARE  $   (0.23) $    (0.65)   $   (0.08)  $    (0.18)

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING        2,968,329   1,239,000     3,219,974   1,522,000



    See notes to condensed consolidated financial statements


                    UNIVERSAL HEIGHTS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                             Nine Months Ended
                                        January 31,          January  27,
                                           1997                    1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $(690,478)          $(810,194)
 Adjustments to reconcile net loss to net
 cash used for operating activities-
 Depreciation and amortization               86,207             148,178
 Provision for doubtful accounts            (20,033)               -
 Provision for inventory obsolescence          -                 38,318

 Changes in assets and liabilities-
 (Increase) decrease in:
 Accounts receivable                         70,282              17,919
    Inventories                             (11,390)             99,486
  Other current assets                     (113,366)             80,511
        Other asset                              -               (9,860)

  Increase (decrease) in:
 Accounts  payable and accrued expenses       1,660             204,208

Net cash used for operating activities     (677,118)           (231,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net    (7,647)             (6,532)
  Purchase of business, net                     -              (170,244)
  Acquisition of patents and trademarks      13,773            (105,091)

   Net cash used for investing activities     6,126            (281,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
   line of credit                                -              (31,394)
  Issuance of common stock and warrants     460,000                  -
  Advances from stockholders                191,796             453,399
  Payment on capital lease obligations       (9,594)            (10,909)

Net cash provided by financing activities   642,202             411,906



                          (Continued)
                    UNIVERSAL HEIGHTS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                          (Continued)

                                              Nine Months Ended
                                       January 31,           January  27,
                                         1997                   1996

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                   (28,790)              (102,167)

CASH AND CASH EQUIVALENTS,
  beginning of period                     30,337                102,567

CASH AND CASH EQUIVALENTS,
  end of period                       $    1,547            $       400



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period       $    1,830            $     8,940



SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING
ACTIVITIES:
Common stock issued in exchange
for debt                              $  658,516             $  548,897

Preferred stock issued in exchange
for debt                              $   88,690             $    -




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


(2) SALE OF COMMON STOCK AND WARRANTS:

      In July 1996, a group of investors purchased warrants from the Company at $.05 per warrant entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 per share. During July, warrants to purchase 254,760 shares were exercised. As a result of these transactions, the Company received gross proceeds of $250,000. The remaining warrants to purchase shares of common stock expired in January 1997.

(3) CONVERSION OF DEBT TO COMMON STOCK AND PREFERRED STOCK:

      As of December 3, 1996, an additional $65,850 of related party debt was converted into 175,600 shares of Common Stock. In addition warrants to purchase 131,700 shares of common stock at an exercise price of $.75 were issued.

      As of January 31, 1997, $10,000 of debt was converted into 26,666 shares of common stock and an additional $88,690 of related party debt was converted into 88,690 shares of Class M Convertible Preferred Stock. Each share of Class M Convertible Preferred Stock can be converted into 5 shares of Common Stock. Class M Convertible Preferred Stock shareholders will be entitled to elect 2 members of the Board of Directors of the Company.

     As of February, 1997, the Company issued 70,000 shares of its Common Stock to two consultants to the Company in exchange for legal and financial services. These transactions are reflected in the accompanying condensed balance sheet as of January 31, 1997.

(4) ISSUANCE OF WARRANTS:

      In February, 1997, the Company issued 1,000,000 warrants to purchase Common Stock at $.75 and 1,000,000 warrants to purchase the Company's Common Stock at $1.25 to a consultant for financial consulting services. The warrants expire March 1, 2000.

(5) SERIES A PREFERRED STOCK:

      In December, 1996, the Company and its Series A Convertible Preferred Stockholders agreed to amend the Agreement to Convert Debt to Equity and to have all past and future Series A Convertible Preferred Stock dividends be due on April 30, 1998.


                    UNIVERSAL HEIGHTS, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

      Prior to January 31, 1993, the Company was focused on organizational activities, including without limitation the
establishment of office facilities,  identifying and   obtaining
relationships  with  suppliers  and   production
facilities, researching and developing the general design and packaging of its products and negotiating developmental license agreements. The Company's expenses during the development stage period consisted primarily of salaries of officers and employees and other administrative costs, research, design and development costs, initial payments under royalty and license agreements, costs incurred in the production, storage and shipping of inventory and financing costs. The Company was no longer a development stage company effective February 1, 1993; however, it has continued to incur losses since that date. The Company cannot reasonably anticipate when, if ever, it will generate income sufficient to cover its cost of sales and variable and fixed operating expenses.

      The Company's primary demands for cash include payments to obtain inventory, payments to obtain licenses and royalty payments. To fund such demands, historically the Company has generated funds from sales of its products and from outside sources through the sale of its debt and equity securities.

      Over the past two years, the Company's sales have declined as a result primarily of labor problems experienced by Major League Baseball(MLB), the National Hockey League(NHL) and the National Basketball Association(NBA). Such problems included substantial strikes by both MLB and the NHL and a threatened strike by the NBA. Although no assurances can be given, the Company, believes that the market for sports licensed products is improving and will continue to improve as a result of such strikes being settled. The Company estimates that for the twelve months period following the date hereof, it will need to generate revenues of approximately $2,800,000 in order to generate positive cash flow. In order to achieve the required $2,800,000 of sales, the Company developed a two-part plan, involving growth both internally and by acquisitions. By continuing to market its historic product line and attempting to expand sales of such product line by expanding its current marketing efforts to other retailers and attempting to obtain additional licensed products, the Company believes it can increase its sales internally.

      The Company has also made two acquisitions that it believes will increase its sales. In October 1995, the Company acquired the assets of a entity that manufactures/produces licensed pens. The Company believes this acquisition will enhance its product offering by providing products that are complementary to the Company's existing product line, for example, the Company will now offer licensed pens along with its existing lines of notepads and sportcubes. The Company believes that this combination should lead to increased sales as a result of complementary distribution channels.

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

      The Company is seeking ways to expand its existing areas of business. Toward that end, the Company is exploring opportunities to form or acquire an insurance company that will participate in the Florida Department of Insurance Market Challenge takeout program. The Market Challenge program was established to depopulate the Florida Joint Underwriting Association(JUA) homeowner portfolio. The Company has formed a wholly-owned insurance holding company subsidiary which will have a subsidiary insurer company to engage in homeowner insurance and be eligible to receive portfolio transfers under the Market Challenge Program.

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

      In July 1996, a group of investors purchased warrants at $.05 per warrant from the Company entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 a share. During July, warrants to purchase 254,760 shares were exercised. As a result of these transactions the Company received gross proceeds of approximately $250,000. The remaining warrants to purchase shares of common stock expired January 1997.


Results of Operations - Nine Months Ended January 31, 1997 versus
January 27, 1996

      Net sales for the nine months ended January 31, 1997 were $149,622, as compared with $301,999 for the nine months ended
January 27, 1996. The Company had decreased sales to one of its larger customers over this time period.

      Cost of sales for the nine months ended January 31, 1997 were $60,593 as compared with $192,786 for the nine months ended January 27, 1996. Cost of sales as a percentage of net sales decreased from approximately 64% to approximately 40%, primarily as a result of a change in the product mix sold.

      Selling and distribution expenses for the nine months ended January 31, 1997 were $67,794 as compared with $142,638 for the nine months ended January 27, 1996. Selling and distribution expenses include, among other things, sales commissions, certain display costs, and net shipping expenses which are a function of the volume of net sales. The overall dollar decrease in selling and distribution expenses is primarily attributable to a reduction in discretionary selling expenses.

      General and administrative expenses for the nine months ended January 31, 1997 were $608,462, as compared with $592,203 for the nine months ended January 27, 1996. General and administrative expenses have increased due to the commitments made through the 1995 acquisitions.

      Design and development expenses for the nine months ended January 31, 1997 were $62,393 as compared with $116,220 for the nine months ended January 27, 1996. Design and development expenses have decreased since the majority of the design work required to produce product for the major sports leagues and colleges has been completed.

      Royalty and license expenses for the nine months ended January 31, 1997 were $32,500 as compared with $51,420 for the nine months ended January 27, 1996. The Company expenses royalties in the period in which the related sales are generated. Additional amounts to satisfy required minimum guaranteed royalties are expensed over the term of the particular license agreements, and, therefore, do not necessarily fluctuate with sales for the period.
Results of Operations - Three Months Ended January 31, 1997 versus January 27, 1996

      Net sales for the three months ended January 31, 1997 were $26,666, as compared with $145,847 for the three months ended
January 37, 1996. The Company had decreased sales to one of its larger customers over this time period.

      Cost of sales for the three months ended January 31, 1997 were $9,319 as compared with $88,044 for the three months ended January 27, 1996. Cost of sales as a percentage of net sales decreased from approximately 60% to approximately 34%, primarily as a result of a change in the product mix sold.

     Selling and distribution expenses for the three months ended January 31, 1997 were $24,005 as compared with $60,319 for the three months ended January 27, 1996. Selling and distribution expenses include, among other things, sales commissions, certain display costs, and net shipping expenses which are a function of the volume of net sales. The overall dollar decrease in selling and distribution expenses is primarily attributable to a reduction in discretionary selling expenses.

      General and administrative expenses for the three months ended January 31, 1997 were $197,996, as compared with $216,492 for the three months ended January 27, 1996. General and administrative expenses have decreased because of the reduction in payroll and other office expenses necessitated by lower business activity and because of the consolidation efforts in order to reduce its overhead.

      Design and development expenses for the three months ended January 31, 1997 were $23,122 as compared with $33,447 for the three months ended January 27, 1996. Design and development expenses have decreased since the majority of the design work required to produce product for the major sports leagues and colleges has been completed.

      Royalty and license expenses for the three months ended January 31, 1997 were $12,221 as compared with $16,758 for the three months ended January 27, 1996. The Company expenses royalties in the period in which the related sales are generated. Additional amounts to satisfy required minimum guaranteed royalties are expensed over the term of the particular license agreements, and, therefore, do not necessarily fluctuate with sales for the period.


Seasonality

     Sales of the Company's products are correlated with the visibility of the various proprietary marks and their owners. To ensure timely shipment, the Company holds substantial amounts of inventory during periods of low sales activity. The capital necessary to hold such inventory may restrict the funds available for other corporate purposes.

Financial Condition

     Cash and cash equivalents at January 31, 1997 were $1,547 as compared with $30,337 at April 29, 1996, a decrease of $28,790. The decrease is primarily the result of $677,118 being used for operating activities offset by $642,202 of financing activities, consisting primarily of advances from related parties and proceeds received from the sale of warrants and issuance of common stock.

      Due to related parties at January 31, 1997 was $259,580 as compared to $694,825 at April 29, 1996, a decrease of $435,245. During the nine months ended January 31, 1997, $538,350 of due to related parties was converted into 1,219,029 shares of Common Stock and $88,690 of due to related parties was converted into 88,690 shares of Preferred Stock.

      In July 1996, a group of investors purchased warrants from the Company at $.05 per warrant entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 per share. The warrants are exercisable for six months. During July, warrants to purchase 254,760 shares were exercised. As a result of these transactions, the Company received gross proceeds of $250,000. The remaining warrants to purchase shares of common stock expired January 1997.

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


                    UNIVERSAL HEIGHTS, INC.

                  PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None.


Item 2.   Changes in Securities

      In February, 1997, the Company issued 1,000,000 warrants to purchase Common Stock at $.75 and 1,000,000 warrants to purchase the Company's Common Stock at $1.25 to a consultant for financial consulting services. The warrants expire March 1, 2000.

      In February, 1997, the Company issued 35,000 and 35,000 shares of its Common Stock at a price per share of $2.00 to two consultants in exchange for legal and financial services.


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


                                        UNIVERSAL HEIGHTS, INC.


                                          /s/ Bradley I. Meier

                                         BRADLEY I. MEIER,
                                         President


    DATE:  March 13, 1997