Form 10KSB
period 1997-04-30
UNIVERSAL HEIGHTS INC
filed 1997-08-13
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
   For the fiscal year ended April 30, 1997

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuers revenues for its most recent fiscal year: $161,312

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 31, 1997:
$1,111,731

         State the number of shares of Common Stock of Universal Heights, Inc. issued and outstanding as of July 31, 1997: 3,425,588

         Transitional Small Business Disclosure Format: YES     NO  X
                                                            ---    ---

                                     PART I

Item  1.     Description of Business

The Company--

         Universal Heights, Inc. (the "Company") was originally organized in 1990 to design and market licensed novelty and souvenir products. In order to expand its product line, during fiscal 1996, the Company acquired a private company engaged in the sale of patented, weighted athletic gloves and also acquired substantially all the assets of another private company engaged in the sale of pens with sports logos. The Company is continuing to sell the weighted athletic gloves; however, due to lack of sales growth, the Company is in the process of selling off the remaining inventories of the other product lines.

         As part of its strategy to diversify its business into a financial services company positioned to take advantage of what management believes to be profitable business and growth opportunities in the marketplace, in April 1997, the Company organized Universal Property & Casualty Insurance Company ("UPCIC"). UPCIC was formed to participate in the transfer of homeowner insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association (JUA).

         The Company was incorporated under the laws of the state of Delaware on November 13, 1990 and its principal executive offices are located at 19589 N.E. 10th Avenue, Miami, Florida 33179, and its telephone number is (305) 653-4274. The Company has one subsidiary, Universal Insurance Holding Company, which is wholly-owned. Universal Property & Casualty Insurance Company is a wholly-owned subsidiary of Universal Insurance Holding Company.

Universal Property & Casualty Insurance Company--

         UPCIC's application to become a Florida licensed property and casualty insurance company was filed with the Florida Department of Insurance
(Department) on May 14, 1997 and is pending. UPCIC's proposal to begin operations through the transfer of approximately 45,000 homeowner insurance policies issued by JUA was approved by the JUA on June 21, 1997, subject to certain minimum capitalization and other requirements including approval by the Florida Department of Insurance.

JUA Takeout Program

         The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA has become a major provider of original and renewal insurance coverage for Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature has approved a number of initiatives to depopulate the JUA, which to date has resulted in approximately 600,000 policies being acquired by private insurers. Recently, the Florida legislature has approved, and the Department has implemented, the Market Challenge/Takeout Bonus Program ("Takeout Program"), which provides additional incentives to private insurance companies to acquire policies from the JUA.

         The Takeout Program is attractive because it provides both substantial regulatory and financial incentives to private insurer participants. On the regulatory side, participants will be exempt from regular assessments by the Department for the state's emergency insurance coverage programs for a period of three years. On the financial side, Takeout Program participants will also receive a bonus payment based upon the number of policies taken out of the JUA portfolio. UPCIC expects to receive a minimum bonus payment of approximately
$4,000,000 based upon a portfolio takeout of 45,000 policies. Bonus payments must be held in escrow for three years, during which time such funds can be counted as statutory reserves but may otherwise only be used for certain prescribed purposes, such as payment of claims. After the three year period, UPCIC will have unrestricted use of the bonus payment funds. In addition, UPCIC will have investment income from the bonus payments which will also be available at the end of the three years.

         UPCIC's initial business and operations will consist of providing property and casualty coverage through homeowners insurance policies acquired through the JUA. UPCIC expects to acquire between 30,000 and 60,000 policies from the JUA. Thereafter, UPCIC intends to offer homeowners property and casualty insurance in Florida in the voluntary insurance market through independent agents, as surplus permits. UPCIC expects to expand its business as market conditions and opportunities permit. The earnings of UPCIC from policy premiums will be supplemented by the generation of investment income from investment policies adopted by the Board of Directors of UPCIC. UPCIC's principal investment goal will be to maintain safety and liquidity, enhance equity values and achieve an increased rate of return consistent with regulatory requirements.

Operations

         All marketing, underwriting, rating, policy issuance and administration functions will be performed for UPCIC by Universal P&C Management, Inc. ("Universal Management") pursuant to a Management Agreement and Addendum. Universal Management is a wholly owned subsidiary of American European Group, Inc. ("AEG"), a Delaware insurance holding company. Universal Management and AEG both employ Joseph De Alessandro as a senior officer and director. Mr. De Alessandro has over 40 years of experience in the insurance industry having served as a senior executive with a number of insurance companies including American International Group, Travelers Insurance Group and its subsidiary, Gulf Insurance Company, and currently American European Group of Companies.

         Claims handling functions for UPCIC will principally be administered by independent claims adjustment firms licensed in Florida that are nationally recognized as experts in claims adjusting and have catastrophe response capabilities. UPCIC will retain oversight of claims administration by imposing specified limits of claims settlement authority and by conducting regular audits of claims practices.

Management of Exposure to Catastrophic Losses

         UPCIC is exposed to multiple insured losses arising out of a single occurrence, such as a natural catastrophe. As with all property and casualty insurers, UPCIC expects to incur some losses related to catastrophes and will price its policies accordingly. The Company's exposure to catastrophic losses arises principally out of hurricanes and windstorms. UPCIC expects to manage its exposure to such losses from an underwriting perspective by limiting the accumulation of known risks in exposed geographic areas. In addition, UPCIC intends to protect itself against the risk of catastrophic loss by obtaining reinsurance coverage. UPCIC expects that its reinsurance program will consist of excess of loss and/or quota share reinsurance and catastrophe reinsurance. This reinsurance program is currently being coordinated by UPCIC, which believes that quality reinsurance coverage will be available.

Adequacy of Reserve

         The reserve for losses and loss adjustment expenses to be established by UPCIC will be estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of reserves for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC's reserve estimates. In the case of UPCIC, this uncertainty is compounded by UPCIC's absence of historical claims experience. UPCIC has relied on industry and JUA data as well as the expertise and experience of key individuals referenced herein in an effort to establish accurate estimates and adequate reserves. Furthermore, factors such as storms and weather conditions, further inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC's future loss experience. Accordingly, there can be no assurance that UPCIC's reserves will be adequate to cover ultimate loss developments. UPCIC's profitability and financial condition could be adversely affected to the extent that its reserves are inadequate.

Government Regulation

         Florida insurance companies are primarily subject to regulation and supervision by the Department. Notwithstanding the three year regulatory relief available to UPCIC under the Takeout Program, the Department has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents; the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

         In addition, the Florida legislature and the National Association of Insurance Commissioners from time to time consider proposals that may effect, among other things, regulatory assessments and reserve requirements. UPCIC cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC.

Reinsurance

         UPCIC expects to rely on the use of reinsurance to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that transfer the risk of loss in excess of $5 million. The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently anticipated by UPCIC. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks its insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to it reinsurers. A reinsurer's insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on the financial condition and profitability of UPCIC.

Dependence on Key Individuals

         UPCIC's operations are materially dependent upon the efforts of Universal Management, whose key executives include Joseph P. DeAlessandro, Chairman and Chief Operating Officer; David Asher, Senior Vice President and Chief Underwriting Officer; Robert Thomas, Chief Financial Officer and Executive Vice President; and Barry J. Goldstein, Senior Vice President.

         In addition, UPCIC's operations depend in large part on the efforts of Bradley I. Meier, who serves as President and Chief Executive Officer of UPCIC. Mr. Meier has also served as President and Chief Executive Officer and Director of Universal Heights since its inception in November 1990.

         The loss of the services provided by Universal Management's key executives or Mr. Meier could have a material adverse effect on UPCIC's financial condition and results of operations.

Reliance on Takeout Program

         All of UPCIC's initial revenues will be derived from insurance policies obtained through the JUA. Future profitability and growth are dependent upon UPCIC's ability to renew the policies transferred from the JUA and to obtain additional policyholders from the JUA or the voluntary insurance market. There is no assurance that UPCIC will be able to retain the policyholders whose policies it acquires from the JUA or that UPCIC will be able to attract additional policyholders. The inability to retain and attract additional policyholders could impair UPCIC's growth and future financial performance.

Competition

         The insurance industry is highly competitive and many companies currently write homeowner property and casualty insurance. Additionally, UPCIC must compete with companies that have greater capital resources and longer operating histories for business both in the Takeout Program and the private insurance market. Increased competition from other insurance companies could adversely affect UPCIC's ability to do business profitably.

Athletic Gloves--

         The patented, weighted athletic gloves are used for a variety of sports including a golf glove, fitness glove, and a baseball batting glove. The Company's glove products are currently sold primarily by telemarketing of former customers. In addition, in June 1996, the Company signed Hale Irwin, three-time winner of the PGA's US Open to a three year consulting and endorsement contract for the Company's weighted golf glove. The weighted gloves are currently produced overseas, however, these products could also be obtained domestically from a variety of different sources. The golf, baseball and fitness markets are highly competitive. Although the Company's weighted gloves are patented the Company is competing against many larger companies with substantially greater financial resources.

Employees--

         As of July 31, 1997, the Company has two employees, the president and an administrative assistant. None of the Company's employees are represented by a labor union.

         The Company has an employment agreement with its president and chief executive officer. See "Executive Compensation--Employment Agreement."


Item  2.    Description of Property

         The Company leases approximately 7,500 square feet of office space and adjoining warehouse space in North Miami Beach, Florida under a month to month lease.


Item  3.    Legal Proceedings

         Two former employees have filed a lawsuit against the Company demanding unpaid salaries amounting to approximately $130,000. The case is still in the discovery stage.


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

                                             High              Low

Fiscal year ended April 30, 1996

First Quarter                                $4.50             $2.63
Second Quarter                                3.88               .50
Third Quarter                                 4.00               .25
Fourth Quarter                                2.25              1.12

Fiscal year ended April 30, 1997

First Quarter                                $1.88             $ .88
Second Quarter                                1.38              1.00
Third Quarter                                 1.25               .38
Fourth Quarter                                2.75               .38


         At July 31, 1997, there were 48 shareholders of record of the Company's Common Stock, although the Company believes that there are approximately 300 beneficial owners of its Common Stock. In addition, there were three shareholders of the Company's Preferred Stock.

         Beginning May 1, 1995, the Series A Preferred Stock pays a cumulative dividend of $.25 per quarter. In addition, each share of Series A Preferred Stock is convertible into 2.5 shares of Common Stock and may be redeemed by the Company at $10 per share. The liquidation value of the Preferred Stock is $10 per share. There are currently 49,950 shares of Series A Preferred Stock issued and outstanding. To date, while such dividends have accumulated, the Company has not paid any cash or other dividends on such Preferred Stock.


Item 5.

         On April 24, 1997, the Company issued to Stephen Guarino 100,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share, warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.75 per share and warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.50 per share for an aggregate purchase price of $97,000. Each warrant may be exercised at any time from time to time beginning on the second anniversary of the date of issuance such warrant until April 30, 1999; provided, however, that such warrants must be exercised in increments of not less than 25,000 shares of Common Stock. The shares of Common Stock and warrants were issued to Mr. Guarino, an accredited investor, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The shares of Common Stock and warrants were sold for cash and no placement agent or underwriter was used.

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

Item 6. Management's Discussion And Analysis or Plan of Operation

         Over the past two years, the Company's sales have declined as a result primarily of labor problems experienced by Major League Baseball (MLB), the National Hockey League (NHL) and the National Basketball Association (NBA). Such problems included substantial strikes by both MLB and the NHL and a threatened strike by the NBA. As a result, the Company has changed its strategy and intends to become a financial services company positioned to take advantage of what management believes to be profitable business and growth opportunities in the marketplace. In connection therewith, in April 1997, the Company organized Universal Property & Casualty Insurance Company (UPCIC). UPCIC was formed to participate in the transfer of homeowner insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association (JUA).

         UPCIC's application to become a Florida licensed property and casualty insurance company was filed with the Florida Department of Insurance
(Department) on May 14, 1997 and is pending. UPCIC's proposal to begin operations through the acquisition of approximately 45,000 homeowner insurance policies issued by JUA was approved by the JUA on May 21, 1997, subject to certain minimum capitalization and other requirements.

         The Company is currently in the process of a proposed private offering of debt and/or equity securities in order to meet the minimum capitalization requirements of the JUA. No assurances can be given whether the Company can obtain such funds or the terms thereof. Failure to obtain such funds would have a material adverse affect on the Company.

         Historically, the Company's primary demands for cash included payments to obtain inventory, payments to obtain licenses and royalty payments. To fund such demands, the Company has generated funds from sales of its products and from outside sources through the sale of its debt and equity securities, primarily to related parties. In the future, the Company will attempt to obtain additional funds from internal cash flow and the raising of additional working capital. The Company is also working closely with its vendors on a payment plan for its accounts payable.

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

         On April 24, 1997, the Company issued to Stephen Guarino 100,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share, warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.75 per share and warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.50 per share for an aggregate purchase price of $97,000. (See Item 5 for terms of the issuance).

Seasonality

         Sales of the Company's novelty and souvenir products were correlated with the visibility of the various proprietary marks and their owners. The Company does not believe that there will be any seasonality in the insurance business.

Financial Condition

         Cash and cash equivalents at April 30, 1997 were $35,269 as compared with $30,337 at April 27, 1996. The increase is primarily the result of $495,358 being used for operating activities offset by $504,065 of financing activities, consisting of advances from related parties and a private placement of warrants to purchase Common Stock.

         Due to related parties at April 30, 1997 was $315,678 as compared to $232,325 at April 27, 1996. During fiscal 1997, $627,040 of related party debt was converted into 1,202,363 shares of Common Stock and 88,690 shares of Series M Preferred Stock to be issued.

         At the Company's present level of sales and operations, the Company does not have and is not generating sufficient funds from operations or otherwise to finance its proposed plan of operations for the next twelve months. In order to finance the proposed operations of UPCIC, the Company is attempting to raise funds through an additional equity financing or debt financing. Excluding related party loans, the Company has not secured additional sources of financing. There is no assurance that any such financing will be available on commercially reasonable terms or at all. The Company's inability to obtain future financing on terms acceptable to the Company would have a material adverse affect on the Company's proposed insurance operations.


Item 7. Financial Statements

         The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-17.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The directors and executive officers of the Company as of July 31, 1997 are as follows:

       Name               Age                   Position
       ----               ---                   --------

Bradley I. Meier          29                President,  Chief Executive Officer,
                                            Assistant Secretary and Director

Norman M. Meier           58                Director

Irwin I. Kellner          58                Director

Reed J. Slogoff           29                Director

Joel M. Wilentz           63                Director


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

         Irwin L. Kellner has been a director of the Company since March 1997. Since March 1997, Dr. Kellner has been an independent consultant. From 1996 through February 1997, Dr. Kellner was the chief economist for the Chase Manhattan's Regional Bank. From 1991 to 1996, Dr. Kellner held the same position with Chemical and Manufacturers Hanover, Chase's predecessor organizations. Dr. Kellner had been employed by the Bank since 1970. Dr. Kellner, a past president of the Forecasters Club of New York and the New York Association of Business

Economists, holds membership, and has held a variety of posts, in several professional associations, including the American Economic Association, American Statistical Association and the National Association of Business Economists. His other board memberships include the Children's AIDS Network, North Shore University Hospital, the Don Monti Memorial Research Foundation and Touro College's Barry Z. Levine School of Health Sciences. Dr. Kellner is also a director of Columbia Laboratories, Inc.

         Reed J. Slogoff has been a director of the Company since March 1997. Since January 1996, Mr. Slogoff has been an associate with the law firm of Dilworth, Paxson, Kalish & Kaufmann LLP in Philadelphia. From January 1994 through January 1996, Mr. Slogoff was an associate with the law firm of Harvey, Pennington, herding & Dennison in Philadelphia. Mr. Slogoff received a B.A. from the University of Pennsylvania in 1990, and received a J.D. from the University of Miami School of Law in 1993.

         Joel M. Wilentz has been a director of the Company since March 1997. Since 1970, Dr. Wilentz has been employed by Dermatology Associates in Hallendale, Florida.

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

Compliance with Section 16(a) of the Exchange Act

         Based solely on the Company's review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the period ending April 30, 1997, all filing requirements applicable to its executive officers, and greater than 10% beneficial owners were complied with.


Item 10. Executive Compensation

         The tables and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-KSB. This information is only being furnished with respect to the Company's Chief Executive Officer (CEO) because no other executive officer earned in excess of $100,000 during the year ended April 30, 1997.

                           Summary Compensation Table

                                   Annual Compensation    Long-Term Compensation
                                                                Securities
Name and                                                        Underlying
Principal Position       Year      Salary    Bonus              Options
------------------       ----      ------   -------             -------
Bradley I. Meier         1997     $75,000    $  -                90,000
 President and Chief     1996      75,000       -                90,000
 Executive Officer       1995      75,000       -                 3,750


   Aggregated Option Exercises During 1997 and Fiscal Year End Option Values


                                          Number of Securities    Number of Unexercised
                                         Underlying Unexercised       In-the-Money
                    Shares                    Options at               Options at
                  Acquired                 April 30, 1997           April 30, 1997
                     On         Value    Exer-       Unexer-      Exer-       Unexer-
Name              Exercise    Realized   cisable     cisable      cisable     cisable
----              --------    --------  -------      -------      -------     --------
Bradley I. Meier      -           -     937,750          -            -            -


Employment Agreement

         As of May 1, 1997, the Company entered in a four year employment agreement with Bradley I. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier will be entitled to a bonus equal to 3% of pretax profits up to $5 million and 4% of pretax profits in excess of $5 million. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. Under the terms of the employment agreement, Mr. Meier was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.00 per share, of which 500,000 options vest immediately, 500,000 options vest after one year and the remaining options vest after two years. In addition, the agreement may be extended for an additional two years at the option of Mr. Meier.


Item 11. Security Ownership Of Certain Beneficial Owners And Management

         As  of  July  31,  1997,   directors  and  named  executive   officers,
individually and as a group, beneficially owned Common Stock as follows:

Name of                                    Shares, Nature of Interest and
Beneficial Owner (1)                       Percentage of Equity Securities(2)
--------------------                       ----------------------------------

Bradley I. Meier (3)                       2,910,818                 59.0%
Norman M. Meier (4)                        1,465,624                 37.1%
Irwin L. Kellner (5)                         100,000                  2.8%
Reed J. Slogoff (6)                          100,000                  2.8%
Joel M. Wilentz (7)                          100,000                  2.8%
Officers and directors
  as a group (5 people) (8)                4,404,741                 76.6%

--------
(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options or conversion of Series A and Series M Preferred Stock or convertible debt. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants, stock options, Series A and Series M Preferred Stock and convertible debt that is held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised or converted.

(3) Consists of (i) (a) 962,829 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase 90,000 shares at an exercise price of $1.13 per share and options to purchase 500,000 shares at $1.25 per share, (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75, warrants to purchase 339,959 shares at an exercise price of $3.00 per share, warrants to purchase 82,000 shares of Common Stock at $1.00 and warrants to purchase 131,700 shares of Common Stock at a price of $.75 per share, (d) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, a Florida general partnership ("Belmer"), of which Mr. Meier is a general partner. Excludes options to purchase 250,000 shares of Common Stock at $1.00 per share which vest on November 2, 1997 and unvested options to purchase 1,000,000 shares of Common Stock at $1.00 per share granted pursuant to Mr. Meier's new employment agreement. Also excludes all securities owned by Norman Meier and Phylis Meier, Mr. Meier's father and mother, respectively. Mr. Meier is the President, Chief Executive Officer and a Director of the Company.

(4) Consists of (i) (a) 457,371 shares of Common Stock, (b) options to purchase 3,750 shares of Common Stock at an exercise price of $12.50 per share, and options to purchase 3,750 shares of Common Stock at an exercise price of $9.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of 1.25, (c) warrants to purchase 3,082 shares of Common Stock at an exercise price of $22.00 per share, warrants to purchase 2,494 shares of Common Stock at an exercise price of $4.25 per share, warrants to purchase 28,538 shares of Common Stock at an exercise price of $1.50 per share, warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.00 and warrants to purchase 110,000 shares of Common Stock at an exercise price of $1.00, and (d ) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock owned by such person and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner. Excludes options to purchase 250,000 shares of Common Stock at $1.00 per share which options vest on November 2, 1997 and options to purchase 600,000 shares of Common Stock at $1.00 per share which were granted on August 6, 1997. Excludes all securities owned by Bradley Meier or Phylis Meier. Mr. Meier is a Director of the Company, the father of Bradley Meier, the President of the Company and the former spouse of Phylis Meier.

(5) Consists of options to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share. Dr. Kellner is a director of the Company.

(6) Consists of options to purchase 100,000 shares of Common Stock at $1.00 per share. Mr. Slogoff is a director of the Company.

(7) Consists of options to purchase 100,000 shares of Common Stock at $1.00 per share. Mr. Wilentz is a director of the Company.

(8)      See footnotes (1) - (7) above.

         As of July 31, 1997, the following table sets forth information regarding the number and percentage of Common Stock held by all persons who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                    Number of Shares             Percent
Name and Address                    Beneficially Owned(1)(2)     of Class(1)(2)
----------------                    ------------------------     --------------

Phylis R. Meier (3)
c/o Universal Heights, Inc.
19589 N.E. 10th Avenue
Miami, Florida 33179                         996,426                 25.9%

Belmer Partners (4)
c/o Phylis R. Meier
Managing General Partner
Universal Heights, Inc.
19589 N.E. 10th Avenue
Miami, Florida 33179                         271,701                  7.8%

Shephard Lane, Esq.
Slatt & Lane
600 Third Avenue
New York, NY 10016                           214,142                  6.0%

-----------
(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options or conversion of Series A and Series M Preferred Stock or convertible debt. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants, stock options, Series A and Series M Preferred Stock and convertible debt that are held by such a person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised or converted.

(3) Consists of (i) (a) 333,792 shares of Common Stock, (b) 2,880 shares of Common Stock issuable upon conversion of related party debt, (c) warrants to purchase 354,115 shares of Common Stock, and (d) 33,938 shares of Common Stock issuable upon conversion Series A and Series M Preferred Stock owned by Ms. Meier, and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer. Excludes all securities owned by Bradley Meier and Norman Meier, the son and former spouse of Ms. Meier, respectively. Ms. Meier is managing general partner of Belmer.

(4) Consists of (a) 54,533 shares of Common Stock, (b) 67,168 shares of Common Stock issuable upon exercise of warrants and (c) 150,000 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock. Belmer Partners is a Florida general partnership in which Phylis R. Meier is managing general partner and Bradley I. Meier and Norman M. Meier are general partners.


Item 12. Certain Relationships And Related Transactions

         As of April 27, 1996 and April 30, 1997, the Company owed $60,873 and $131,423, respectively, in accrued salaries and consulting fees. During fiscal 1997, an additional $70,550 of salaries have been accrued. During fiscal 1996, $133,994 of consulting fees were paid through the issuance of 83,067 shares of Common Stock. In addition, $37,959 of accrued salaries were forgiven in exchange for the issuance of warrants to purchase 37,959 shares of Common Stock at $3.00 per share.

         During fiscal 1995, Phylis Meier and Bradley Meier lent the Company $17,685 and $27,244, respectively. During fiscal 1996, Bradley Meier lent the Company an additional $185,256, Phylis Meier lent the Company an additional $221,800, Norman Meier lent the Company $118,000, Shephard Lane lent the Company

$10,000 and Michael Pietrangelo lent the Company $10,000. These loans bear interest at 10%. As of April 27, 1996 the Company and debtors approved the conversion of $212,500 of Bradley Meier's loans to be repaid through the issuance of 510,096 shares of Common Stock, $_____ of Phylis Meier's loans to be repaid through the issuance of 240,000 shares of Common Stock and $100,000 of Norman Meier's loans to be repaid through the issuance of 266,667 shares of Common Stock.

FISCAL 1997 TRANSACTIONS

         Transactions between the Company and its affiliates are on terms no less favorable to the Company than can be obtained from third parties on an arms' length basis. Transactions between the Company and any of its executive officers or directors require the approval of a majority of disinterested directors.


Item 13. Exhibits and Reports on Form 8-K

Exhibits

3.1     Registrant's    Restated    Amended   and   Restated    Certificate   of
        Incorporation(1)
3.2     Registrant's Bylaws(1)
3.3 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997
4.1     Form of Common Stock Certificate(1)
4.2     Form of Warrant Certificate(1)
4.3     Form of Warrant Agency Agreement(1)
4.4     Form of Underwriter Warrant(1)
4.5     Affiliate Warrant(1)
4.6 Form of Warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share issued to Steven Guarino dated as of April __, 1997. (Substantially similar in form to two additional warrants to purchase 100,000 shares of Common Stock issued to Mr. Guarino dated as of April 24, 1997, with exercise prices of $2.75 and $3.50 per share, respectively.)
10.1    Registrant's 1992 Stock Option Plan(1)
10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(1)
10.3 General Lease Agreement dated August 28, 1993 by and between AT&T Credit Corporation and Universal Heights, Inc.(2)
10.4 Loan agreement dated October 23, 1993 by and between Equitable Bank and Universal Heights, Inc.3 10.5 Management Agreement and Addendum between UPCIC and Universal P&C Management, Inc. dated June 2, 1997.(3)
10.5 Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997
10.6 Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1993.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1993.

Reports on Form 8-K

         None.

                                   SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   UNIVERSAL HEIGHTS, INC.


Date: August 12, 1997                              By: /s/ Bradley I. Meier
-------------------------                              ------------------------
                                                   Bradley I. Meier, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Bradley I. Meier        President, Assistant Secretary,     August  12, 1997
-----------------------       and Director
Bradley I. Meier


/s/ Norman M. Meier         Director                            August  12, 1997
-----------------------
Norman M. Meier


/s/ Irwin L. Kellner        Director                            August  12, 1997
-----------------------
Irwin L. Kellner


/s/ Reed J. Slogoff         Director                            August  12, 1997
-----------------------
Reed J. Slogoff


/s/ Joel M. Wilentz         Director                            August  12, 1997
-----------------------
Joel M. Wilentz

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                       for the Years Ended April 30, 1997
                               and April 27, 1996

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE


 Report of Certified Public Accountants'                                     F-2

 Consolidated Balance Sheet - April 30, 1997                                 F-3

 Consolidated Statements of Operations for the Years Ended April 30, 1997
  and April 27, 1996                                                         F-4

 Consolidated Statements of Changes in Stockholders' Deficiency for the
   Years Ended April 30, 1997 and April 27, 1996                             F-5

 Consolidated Statements of Cash Flows for the Years Ended
   April 30, 1997 and April 27, 1996                                   F-6 - F-7

 Notes to the Consolidated Financial Statements                       F-8 - F-17

                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS'



To the Board of Directors and Stockholders
Universal Heights, Inc. and Subsidiary
Miami, Florida

We have audited the accompanying consolidated balance sheet of Universal Heights, Inc. and Subsidiary as of April 30, 1997, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Heights, Inc. and Subsidiary as of April 30, 1997, and the results of their consolidated operations and cash flows for each of the two years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had continuing operating losses and had a working capital deficiency and shareholders' deficiency of $867,737 at April 30, 1997. The Company has discontinued operations of its core product line and is directing its efforts to become a property and casualty insurance company. As a result, the Company needs additional funds to enter this business. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Millward & Co. CPAs
Fort Lauderdale, Florida
July 18, 1997
                                       F-2

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 APRIL 30, 1997





                                     ASSETS


Cash and cash equivalents                                           $    35,269
Prepaid insurance                                                         2,502
Deposits                                                                  9,816
Assets from discontinued operations                                     592,367
                                                                    ------------
  Total Current Assets                                              $   639,954
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                      987,619
  Accrued expenses                                                      199,050
  Due to related parties                                                305,678
  Capitalized lease obligations                                          15,344
                                                                    ------------
  Total Current Liabilities                                           1,507,691
                                                                    ------------


STOCKHOLDERS' DEFICIENCY:
  Cumulative preferred stock, $.01 par value; 1,000,000 shares
    authorized; 138,640 shares issued and outstanding                     1,387
  Common stock, $.01 par value, 5,000,000 shares authorized
    3,212,672 shares issued and outstanding                              32,294
  Additional paid-in capital                                          7,247,748
  Accumulated deficit                                                (8,102,166)
  Subscriptions receivable                                              (47,000)
                                                                    ------------

  Total Stockholders' Deficiency                                       (867,737)
                                                                    ------------

  Total Liabilities and Stockholders' Deficiency                    $   639,954
                                                                    ============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                              FOR THE YEARS ENDED



                                             April 30, 1997      April 27, 1996
                                            ----------------    ----------------

OPERATING EXPENSES:
  General and administrative                 $     (400,903)     $     (426,267)
                                             ---------------     ---------------

LOSS FROM OPERATIONS                               (400,903)           (426,267)

OTHER EXPENSE
  Interest expense                                  (14,988)            (40,425)
                                             ---------------     ---------------

LOSS FROM CONTINUING OPERATIONS                    (415,891)           (466,692)
                                             ---------------     ---------------

DISCONTINUED OPERATIONS:
  Loss from operations of the Sports
  Novelty and Souvenir business to be
  disposed of                                      (569,996)           (990,919)

  Estimated loss on disposal of sports
  Novelty and Souvenir business                  (1,387,575)                  -
                                             ---------------     ---------------
                                                 (1,957,571)           (990,919)
                                             ---------------     ---------------
NET LOSS                                     $   (2,373,462)     $   (1,457,611)
                                             ===============     ===============

LOSS PER COMMON SHARE:
  Loss from continuing operations            $        (0.24)     $        (0.39)
  Loss from discontinued operations                   (1.11)              (0.83)
                                             ---------------     ---------------
NET LOSS                                     $        (1.35)     $        (1.22)
                                             ===============     ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          1,767,373           1,197,780
                                             ===============     ===============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

              FOR THE YEARS ENDED APRIL 30, 1997 AND APRIL 27, 1996




                                               Preferred Stock        Common Stock    Additional
                                           ---------------------- ------------------    Paid-in    Accumulated  Subscription
                                             Shares      Amount    Shares    Amount     Capital      Deficit     Receivable   Total
                                           ----------   --------- --------- --------  -----------  -----------  ------------ -------


BALANCE, April 29, 1995                       49,950   $   500   913,812   $  9,138  $4,945,707   $(4,271,093)           $  684,252

Issuance of common stock for acquisitions          -         -   268,166      2,681     733,046              -              735,727

Debt exchanged for common stock                    -         -   140,904      1,409     220,399              -              221,808

Debt exchanged for warrants                        -         -         -          -      37,959              -               37,959

Issuance of common stock for services              -         -   276,000      2,760     285,540              -              288,300

Net loss, year ended April 27, 1996                -         -         -          -           -    (1,457,611)       -   (1,457,611)
                                            --------   -------  ---------   --------   --------    ----------- --------   ----------
BALANCE, April 27, 1996                       49,950       500  1,598,882    15,988   6,222,651    (5,728,704)              510,435

Debt exchanged for common stock               88,690       887  1,249,030    12,658     691,995              -              705,540

Capital raised on private placement                -         -    354,760     3,548     312,202       (47,000)              268,750

Issuance of common stock for services              -         -     10,000       100      20,900              -               21,000

Net loss, year ended April 30, 1997                -         -          -         -           -    (2,373,462)       -   (2,373,462)
                                            --------  --------  ---------   -------   ---------    ----------- -------- -----------

BALANCE, April 30, 1997                      138,640  $  1,387  3,212,672  $ 32,294  $7,247,748   $(8,102,166) $(47,000)  ($867,737)
                                            ========  ========  =========  ========  ==========   ============ =========  ==========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                              UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the Year Ended
                                                                         -----------------------------------------------
                                                                                April 30, 1997          April 27, 1996
                                                                         -----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
    Net loss from continuing operations                                        $(415,891)                     $(466,692)
    Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
    Stock issued for services                                                     21,000                        164,904

    Change in assets and liabilities:
      Decrease in deposits                                                             -                            151
                                                                              -----------                     ----------

Net cash used in continuing operations                                          (394,891)                      (301,637)
                                                                              -----------                     ----------

DISCONTINUED OPERATION:
    Loss from discontinued operations                                         (1,957,571)                      (990,919)
    Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
    Depreciation and amortization                                                562,417                        263,052
    Provision for doubtful accounts                                               (8,101)                        12,200
    Write down of inventories to net realizable value                            952,896                        317,988

    Change in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                       51,982                         26,307
        Inventories                                                               (8,647)                        78,151
        Other current assets                                                     196,203                         10,612

      Increase (decrease) in:
        Accounts payable and accrued expenses                                    120,355                        186,468
                                                                              -----------                     ----------

Net cash used in discontinued operations                                         (90,466)                       (96,141)
                                                                              -----------                     ----------

Net cash used in operating activities                                           (485,357)                      (397,778)
                                                                              -----------                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                              (436)                       (17,963)
    Acquisition of patents and trademarks                                         (3,339)                       (11,522)
    Acquisition of businesses                                                          -                        (84,400)
                                                                              -----------                     ----------

Net cash used in investing activities                                             (3,775)                      (113,885)
                                                                              -----------                     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                       268,750                              -
    Net repayments under line of credit                                                -                       (132,656)
    Advances from stockholders                                                         -                        625,672
    Issuance of related party loans                                              237,893                              -
    Repayment of loans payable                                                         -                        (39,249)
    Payment on capital lease obligations                                         (12,579)                       (14,334)
                                                                              -----------                     ----------

Net cash provided by financing activities                                        494,064                        439,433
                                                                              -----------                     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               4,932                        (72,230)

CASH AND CASH EQUIVALENTS, Beginning of Year                                      30,337                        102,567
                                                                              -----------                     ----------

CASH AND CASH EQUIVALENTS, End of Year                                        $   35,269                      $  30,337
                                                                              ===========                     ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED



                                                April 30, 1997    April 27, 1996
                                                --------------    --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                                  $  9,479            $  8,831
                                                   ========            ========

SUPPLEMENTAL NONCASH FINANCING AND INVESTING
 ACTIVITIES:
    Preferred stock issued in exchange for debt    $    887            $      -
                                                   ========            ========

    Common stock issued in exchange for debt       $704,653            $259,676
                                                   ========            ========

    Common stock issued in exchange for services
    provided                                       $ 21,000            $123,396
                                                   ========            ========

    Common stock issued in exchange for
    acquisitions                                   $      -            $735,728
                                                   ========            ========

    Write-off of fully depreciated fixed
    assets                                         $      -            $510,524
                                                   ========            ========






The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Universal Heights, Inc. (the "Company") was incorporated in Delaware in November 1990 to engage in the design, marketing, distribution and sale of high-quality, licensed novelty and souvenir products under the trade name SuperSouvenirs(TM) as well as other sports related products. During the fiscal year ended April 30, 1997, the Company did not actively market its core product line which resulted in declining sales. This decision was based on the projected continued losses, inability to achieve critical mass and lessened demand for products because of market factors. Accordingly, at April 30, 1997, inventories have been written down to their estimated net realizable value resulting in a charge of $952,896 to discontinued operations for 1997. Related patents and trademarks have been written down to their estimated fair value resulting in a charge of $434,679 to discontinued operations. The Company is actively pursuing a strategy to enter into the financial service industry. The Company plans to qualify as a property and casualty insurer through the State of Florida market challenge takeout program.

PRINCIPLES OF CONSOLIDATION

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  wholly-owned   subsidiary.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company's assets and the orderly satisfaction of its liabilities in the normal course of conducting business. The Company has had continuing operating losses and had a stockholders' deficiency and a working capital deficiency of $867,737 as of April 30, 1997.

The Company does not have and is not generating sufficient funds from operations or otherwise to finance its proposed plan of reorganization into a property and casualty insurance company. In order to finance the proposed reorganization the Company is presently attempting to raise funds through an equity financing. There is no assurance that any such financing will be successful on commercially reasonable terms or at all. The Company's inability to obtain future financing on terms acceptable to the Company would have a material adverse affect on the Company's proposed reorganization. Management believes the reorganization of the Company under the aforementioned activities is a way to achieve profitability.

FISCAL YEAR

As of April 28, 1996, the Company changed its accounting fiscal year from a 52/53-week fiscal year ending on the Saturday closest to April 30 to a year ending April 30, 1997.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximates fair market value due to the immediate or short-term maturity of these consolidated financial instruments.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For the purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ASSETS FROM DISCONTINUED OPERATIONS

Inventories, consisting principally of licensed novelty and souvenir products, are valued at their net realizable value based on management's anticipated liquidation value.

Property and equipment are stated at cost less accumulated depreciation which approximates net realizable value. Depreciation is computed by the straight-line method based on estimated useful lives of the assets.

Depreciation and amortization expense was approximately $477,000 and $299,000 in 1997 and 1996, respectively.

The  cost  of  acquiring   patents  and  trademarks  are  amortized   using  the
straight-line method over their estimated ten-year lives. See impairment of long-lived assets.

REVENUE RECOGNITION

Revenue from the sale of products is recognized upon shipment to the customer.

NET LOSS PER SHARE

Loss per share is computed by dividing the net loss plus preferred dividend requirement by the weighted average number of shares of common stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of loss per share as their effect is anti-dilutive.

INCOME TAXES

The Company uses Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, the deferred tax liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred income tax expense is the result of changes in the liability for deferred taxes. The principal type of difference between assets and liabilities for financial statement and tax return purposes is the net operating loss carryforward.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

In May 1996, the Company adopted FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 became effective for fiscal years beginning after December 15, 1995 and addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this pronouncement did not have a significant impact on the Company's consolidated financial statements.

During fiscal 1997, patents and trademarks were deemed to be impaired and written down to their fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $434,679. Accordingly, an impairment loss amounting to $434,679 has been included in discontinued operations in 1997.

STOCK BASED COMPENSATION

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - DISCONTINUED OPERATIONS

As of April 30, 1997, the Company decided to divest itself of its core business operations and has not renewed any licensing agreements. Accordingly, the Company is reporting the results of operations of its core business as a discontinued operation for all periods presented in the consolidated financial statements. The Company does not anticipate incurring any additional material losses on the ultimate disposal of the business.

Assets of the core business to be disposed of, at their expected net realizable values, consisted of the following at April 30, 1997:

  Inventories                                 $                 300,000
  Patents and trademarks                                        200,000
  Property, equipment and other assets                           92,367
                                                                --------

  Total assets from discontinued operations   $                 592,367
                                                                ========

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 3 - COMPANY INDEBTEDNESS

CAPITALIZED LEASE OBLIGATIONS

As of April 30, 1997, the Company has approximately $105,000 of furniture and equipment pursuant to leases which have been accounted for as capital leases. Interest on these obligations range from 11.1% to 23.1%.

The future minimum lease payments under capital leases together with the present value of the minimum lease payments as of April 30, 1997 are as follows:

    1998                                             $        11,735
    1999                                                       3,963
    2000                                                       1,289
                                                     ---------------
   Total minimum lease payments                               16,987

   Less: amount representing interest                          1,643
                                                     ---------------
   Present value of minimum lease payments           $        15,344
                                                     ===============
The balance has been treated as a current liability as management is attempting to terminate these leases.

NOTE 4 - DUE TO RELATED PARTIES

Note payable to an officer and director, with interest at prime (8.25%) plus 2%, convertible into 15,429 shares of Common Stock; if note is converted, warrants to purchase 15,429 shares of Common Stock at $1.75 per share, will be issued. 27,000

Deferred salary, due on demand, non-interest bearing.                    131,423

Accrued royalties related to acquisition of business.                      7,670

Accrued interest, due on demand, non-interest bearing.                   139,585
                                                                      ----------

                                                                         305,678

Less current portion                                                     305,678
                                                                     -----------
                                                                     $         -
                                                                     ===========
NOTE 5 - INCOME TAXES

To date, the Company has incurred tax operating losses and, therefore, has generated no income tax liabilities. As of April 30, 1997, the Company has generated net operating loss carryforwards totaling approximately $4,687,900 which are available to offset future taxable income, if any, through 2012. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996


NOTE 5 - INCOME TAXES (CONTINUED)

The components of the net deferred income taxes are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforward                    $ 1,809,500
  Inventories                                            367,800
  Patents and Trademarks                                 167,800
  Compensation                                            50,700
                                                      ----------

    Total Deferred Tax Assets                          2,395,800

Valuation Allowance for Deferred Tax Assets           (2,395,800)
                                                     ------------

Deferred Income Taxes, Net                           $          -
                                                     ============

The net operating loss carryforwards are scheduled to expire as follows:

      Expiration
       Date
     -----------
       2006                                        $     8,300
       2007                                            250,800
       2008                                            721,700
       2009                                          1,010,000
       2010                                          1,115,700
       2011                                            677,400
       2012                                            904,000
                                                    ----------
                                                 $   4,687,900
                                                 =============

NOTE 6 - STOCKHOLDERS' DEFICIENCY

CUMULATIVE PREFERRED STOCK

In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt and another 88,690 shares of series M preferred stock have been authorized for issuance in the current year for repayment of $88,690 of related party debt. Each share of preferred stock is convertible into 2.5 shares of Common Stock and 5 shares of common stock, respectively, into an aggregate of 568,326 common shares. Beginning May 1, 1998, the Preferred Stock pays a cumulative dividend of $.25 per share per quarter. In connection with this transaction, the Company issued the holders warrants to purchase 12,488 shares of Common Stock at $4.25 per share, exercisable through October 17, 2004. The Preferred Stock is redeemable by the Company at $10 per share through April 2000 and has a liquidation value of $10 per share. For the year ended April 30, 1997 dividends have not been declared.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 6 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

STOCK OPTION PLAN

All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Universal Heights, Inc. 1992 Stock Option Plan (the "Plan"). Under the Plan, as amended, a total of 168,750 shares of Common Stock have been authorized for issuance upon exercise of the options. Information on options are as follows:


                                                                                  Number of
                                                                                    Shares            Price per Share
Outstanding, April 29, 1995                                                         107,625           $ 6.00 - 22.00
         Granted                                                                          -
         Cancelled                                                                   (9,750)            6.00 - 10.00
                                                                                    --------
Outstanding, April 27, 1996                                                          97,875             6.00 - 22.00
         Granted                                                                          -
         Cancelled                                                                  (62,250)            6.00 - 22.00
                                                                                    --------         ---------------

Outstanding, April 30, 1997                                                         (35,625)         $  6.00 - 22.00
                                                                                    ========         ===============

Options exercisable at April 30, 1997 are as follows
                                                                                      15,625                  $22.00
                                                                                       8,750                    6.00
                                                                                       5,625                    9.00
                                                                                       5,625                   12.50
                                                                                    --------

                                                                                      35,625
                                                                                    ========


OTHER STOCK OPTIONS

In connection with the purchase of the weighted athletic glove company, options to purchase a total of 112,999 shares of Common Stock were issued as follows:

o Options to purchase 3,333 shares of common stock at $3 per share, vesting July 31, 1996 and expiring July 31, 2005 were issued to each of three prior stockholders.

o Options to purchase 21,500 shares of common stock at $3.50 per share vesting June 5, 1995 and expiring June 4, 2005 were issued to each of two prior owners pursuant to their employment agreements.

o Options to purchase 30,000 shares of common stock at $3 per share, vesting when sales of weighted athletic gloves reach $12.5 million in any twelve consecutive months, expiring on August 27, 2005 were issued to each of two prior owners.

In July 1996, the Company granted stock options to officers and directors to purchase an aggregate of 1,210,000 shares of common stock at $1.25 per share. The options are exercisable over a ten-year period. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation." Accordingly, no compensation cost has been recognized for the stock options issued to the officers and directors. Had compensation been determined based on the fair value at the grant dates for the awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 6 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

OTHER STOCK OPTIONS (CONTINUED)

Information  regarding  the Company's  issuance  during the year ended April 30,
1997:
                                                            Loss from
                                                            Continuing
                                  Net Loss                  Operations
                                  ---------------------------------------
         Loss:
             As reported          $(2,373,462)              $   (415,891)
             Pro forma            $(3,811,462)              $ (1,853,891)

         Loss per share:
            As reported           $     (1.35)              $       (.24)
            Pro forma             $     (2.16)              $      (1.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted assumptions:

         Exercise price                                       $     1.25
         Expected life of option                                      10
         Risk free interest rate                                    6.66%
         Expected volatility                                         117%

See Note 8 - Employment agreement and Note 10 - Subsequent event for additional options.

WARRANTS

During the year ended April 27, 1996, the Company issued warrants to purchase shares of common stock at the market price on the date of issuance as follows:

o 80,000 and 75,000 shares of common stock at a price of $1 and $3 per share, exercisable through October 11, 2005 and August 11, 2005, respectively, to professionals involved in the acquisition of the two companies (Note 2).

o    82,000  and  339,959  shares  of  common  stock at a price of $1 and $3 per
     share,   exercisable   through  October  11,  2005  and  August  11,  2005,
     respectively, to an officer and director of the Company.

o 276,667 shares of common stock at prices ranging from $1 to $3 per share, exercisable through July 21, 2005 to October 11, 2005 to stockholders of the Company.

o 10,000 and 15,429 shares of common stock at a price of $2.25 and $1.75 per share, respectively, upon the conversion of related party debt.

o 50,000 shares of common stock pursuant to a consulting agreement as follows:

         10,000 shares at $1 per share vested October 23, 1995 10,000 shares at $1.75 per share vested April 23, 1996 10,000 shares at $1.75 per share vesting October 23, 1996 10,000 shares at $1.75 per share vesting April 23, 1997 10,000 shares at $1.75 per share vesting October 23, 1997

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 6 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

WARRANTS (CONTINUED)

In connection with financial consulting services, the Company issued warrants in March 1997 to purchase 1,000,000 shares of common stock at $.75 per share and 1,000,000 shares at $1.25 per share. The option price represents the fair value.

In connection with the Company's initial public offering in December 1992, the Company sold units; each unit included warrants (the "IPO Warrants"). Effective in December 1995, the Company's Board of Directors amended the terms of the IPO Warrants to reduce the exercise price and extend the expiration date. Each IPO Warrant entitles its registered owner to purchase, at the exercise price of $6.00, one share of the Company's Common Stock until December 31, 1998 (the "IPO Warrant Expiration Date"). The Company may call and redeem all outstanding IPO Warrants at any time upon 30 days' prior written notice, at the redemption price of $.01 per IPO Warrant, at such time as the market price of its Common Stock has exceeded the IPO Warrant exercise price by 20% for the period of 20 consecutive business days, provided that the holder may exercise the IPO Warrant at any time prior to the expiration of the 30-day period. Customary anti-dilution provisions protect the IPO Warrants.

Holders of IPO Warrants are not entitled to vote, to receive dividends, or to exercise any rights of holders of common stock until the warrants have been fully exercised.

OTHER STOCK ISSUANCE'S

In October 1995, 45,000 unregistered shares of common stock were issued for $.70 per share, the fair market value at the date of issuance, for legal services.

In February 1996, in satisfaction of $70,000 of accounts payable, 25,000 shares of common stock were issued at $3 per share, the fair market value of the shares as of that date.

In February 1996, 153,557 shares of common stock were issued at $1.27 to $3 per share upon the conversion of $232,362 of related party debt, to include current year issuance's of the confirmation received.

In connection with the two business acquisitions in the year ended April 27, 1996, a total of 178,166 and 90,000 shares of common stock were issued, respectively. Of these shares, 158,166 unregistered shares were valued at prices ranging from $.70 to $2.10 per share, 60,000 and 50,000 shares were issued at $3.75 and $4 per share, the guaranteed values, respectively.

In connection with a consulting agreement, the Company issued 50,000 shares of common stock all of which have been issued as of April 27, 1996 and warrants to purchase 50,000 shares of common stock. The shares are valued at the fair market value as of the date of the agreement; $.70 per share or an aggregate of $35,000.

In connection with a consulting agreement, the Company issued 142,000 shares of common stock all of which have been issued as of April 27, 1996. The shares are valued at the market value as of the date of the agreement; $1 per share or an aggregate of $142,000.

In July 1996, a group of investors purchased warrants from the Company at $.05 per warrant entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 per share. The warrants were exercisable for six months. During July 1996, warrants to purchase 254,760 shares were exercised for gross proceeds of $250,000.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 6 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

OTHER STOCK ISSUANCE'S (CONTINUED)

During 1997, 10,000 shares were issued for services at a fair value of $21,000.

The Company issued 46,667 shares of common stock as payment to certain creditors. The debt and fair market value of the shares approximated $78,500.

Pursuant to a subscription agreement dated April 22, 1997, the Company sold 100,000 shares of common stock at $.97 per share and issued warrants to purchase 100,000 shares at $2.00 per share; 100,000 shares at $2.75 per share; and 100,000 shares at $3.00 per share. The warrants expire on April 30, 1999.

NOTE 7 - PUBLIC RELATIONS AGREEMENT

In March 1995, the Company signed a two-year public relations agreement that requires payments of $1,000 per month for the first six months, $2,500 per month for the second six months and $3,000 per month for the final twelve months. As additional compensation, the Company issued 6,250 shares of Common Stock at $1.50 per share and issued in October 1995, an option to purchase an additional 6,250 shares of Common Stock at $1.50 per share, exercisable through March 2000. This agreement was cancelled effective January 1, 1996.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company leases office and adjoining warehouse space under a noncancelable operating lease. Future minimum lease payments are as follows:

         1997                                                $        12,000
                                                             ===============

In addition, future lease payments are subject to adjustment based on annual changes in the Consumer Price Index (as defined in the lease). Rent expense for the years ended April 30, 1997 and April 27, 1996 was $41,238 and $42,534, respectively. The Company is currently operating with a month-to-month lease.

EMPLOYMENT AGREEMENT

The Company has an employment agreement with its President pursuant to which the President receives annual compensation of $75,000 through April 30, 1997. This agreement provides for additional compensation equal to an aggregate 1.0% of gross sales in excess of $3,500,000 annually, 45,000 ten-year options to purchase shares at $2.88, 45,000 ten-year options to purchase shares at $3.88 and 90,000 ten-year options to purchase shares at $1.125(See Note 10 - Subsequent event for renewal terms).

LICENSING AGREEMENTS

The Company's existing licensing agreements expire at various times through March 31, 1998. As of April 27, 1996, the Company has not renewed licensing agreements with the National Hockey League, Time Warner, Quarterback Club and Notre Dame. The Company currently has no plans to renew these agreements.

In connection with the purchase of the weighted athletic glove company a royalty agreement effective during the life of the patent was signed with the former owners requiring minimum royalties of $10,000 in 1996, $20,000 in 1997 and $30,000 per year thereafter. If such royalties are not paid or otherwise satisfied, the patents would be reassigned to the previous owners of the company.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996



NOTE 9 - LITIGATION

The following outlines pending litigation against Universal Heights:

WALKER AND MARTIN VS. UNIVERSAL HEIGHTS

This is a cause of action in the Circuit Court for Pinellas County, Florida. The Plaintiffs have asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The amount in controversy is in excess of $15,000, but no specific amount is claimed. The Complaint includes claims for breach of employment agreements, breach of royalty agreements and other relief. It is too early to determine the outcome.


Note 10- SUBSEQUENT EVENTS

As of May 1, 1997, the Company entered in a four-year employment agreement with the president of the Company. Under the terms of the employment agreement, the president will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year. Additionally, pursuant to the employment agreement, and during each year thereof, the president will be entitled to a bonus equal to 3% of pretax profits up to $5,000,000 and 4% of pretax profits in excess of $5,000,000. The employment agreement contains non-competition and non-disclosure covenants. Under the terms of the agreement, the president was granted ten-year stock options to purchase 1,500,000 shares of common stock at $1.00 per share, of which 500,000 options vest immediately, 500,000 options vest after one year and the remaining options vest after two years. In addition, the agreement may be extended for an additional two years at the option of the president.

In connection with the Company's proposed insurance business, the Company has granted 1,250,000 options to an officer to purchase common stock depending on certain conditions at the exercise price of $.625.

Subsequent to April 30, 1997, the Company granted options to three new directors to purchase 300,000 shares of the Company's common stock at an option price of $1.00 per share.