Form 10QSB
period 1997-07-31
UNIVERSAL HEIGHTS INC
filed 1997-09-12
CIK 891166

12

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM  10 - QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934
          For the quarterly  ended July  31,   1997

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


Company's telephone number, including area code: (305)653-4274


      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No


      Number  of  shares  of the Common Stock  of  Universal
Heights,  Inc. issued and outstanding as of July  31,  1997:
3,425,588.


                    UNIVERSAL HEIGHTS, INC.

                 PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

       The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended July 31, 1997 are not necessarily indicative of the results for the year ending April 30, 1998.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEET

                                   July 31,       April 27,
                                     1997           1997

                                 (Unaudited)
ASSETS:
Cash and cash equivalents          24,137            35,269
Prepaid Insurance                    0                2,502
Deposits                            9,816             9,816
Assets from discontinued
 operations                       576,766           592,367

     Total Current Assets         610,719           639,954

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                1,059,267            987,619
Accrued expenses                  196,245            199,050
Due to related parties            340,024            305,678
Capitalized lease obligations      12,217             15,344

   Total Current Liabilities    1,607,753          1,507,691

STOCKHOLDERS' DEFICIENCY:
Cumulative preferred stock, $.01
per value; 1,000,000 shares
authorized; 138,640 shares
issued and outstanding              1,387             1,387
Common Stock,  $.01 par value,
20,000,000 shares authorized
3,425,588 shares issued and
 outstanding                       32,294            32,294
Additional paid-in capital      7,247,748         7,247,748
Accumulated deficit            (8,231,463)       (8,102,166)
Subscriptions receivable          (47,000)         (47,000)

 Total Stockholders' Deficiency  (997,034)        (867,737)


 Total Liabilities and Stockholders'
  Deficiency                      610,719           639,954



 The accompanying notes to consolidated financial statements are an integral part of these statements.

           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE PERIOD ENDED JULY 31, 1997

                                        Three Months Ended
                                   July 31, 1997       July 31, 1996

OPERATING EXPENSES
 General and administrative           (228,939)           (73,050)

LOSS FROM OPERATIONS                  (228,939)           (73,050)

OTHER EXPENSES
  Interest expense                      (1,559)            (2,651)

LOSS FROM CONTINUING OPERATIONS       (230,498)           (75,701)

DISCONTINUED OPERATIONS:
 Gain from operations of the Sports
 Novelty and Souvenir business to be
 disposed of                            101,229          (128,213)

Estimated gain on disposal of sports
 Novelty and Souvenir business             -                 -

                                       101,229           (128,213)
NET LOSS                              (129,269)          (203,914)
GAIN (LOSS) PER COMMON SHARES:
 Loss from continuing operations        (0.07)              (0.03)
 Gain from discontinued operations       0.03               (0.05)

NET LOSS                                (0.04)              (0.08)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                        3,229,431          2,740,000



 The accompanying notes to consolidated financial statements are an integral part of these statements.

           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOW

                                              Three Months Ended
                                         July 31,            July 31,
                                           1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
    Net Loss from continuing operations  (230,498)           (75,701)

     Change in assets and liabilities:
      Decrease in deposits                   -                  -

Net cash used in continuing operations   (230,498)           (75,701)

DISCONTINUED OPERATIONS:
 Gain from discontinued operations        101,229           (128,215)
 Adjustments to reconcile gain
from discontinued operations
to net cash used in discontinued
operations:
Depreciation and amortization              12,651              26,760
Provision for doubtful accounts
Write down of inventories to net
realizable value

 Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                   (3,555)            29,334
      Inventories                           6,477             (4,909)
      Other current assets                  2,502             36,392

   Increase (decrease) in:
     Accounts payable and accrued
expenses                                   61,173            (66,882)

Net cash used in discontinued
operations                                180,477           (107,520)

Net cash used in operating activities     (50,021)          (183,221)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment        -                 3,318
  Acquisition of patents and trademarks     -                (  176)
  Acquisition of business                   -                   -

Net cash used in investing activities       0                  3,142

The accompanying notes to consolidated financial statements are in integral part of these statements.

           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF CASH FLOW

                                              Three Months Ended
                                        July 31,          July 31,
                                          1997              1996
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common
     stock                                 -              218,750
    Net repayments under line of credit    -                -
    Advances from stockholders            42,016           33,694
    Issuance of related party loans        -                -
    Repayment of loans payable             -                -
    Payment on capital lease obligations  (3,127)         (3,476)

Net cash provided by financing
  activities                              38,889          248,968

NET INCREASE (DECREASE) IN CASH AND      (11,132)         (68,889)
 CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning
 of Year                                  35,269           30,337

CASH AND CASH EQUIVALENTS, End of Year    24,137           99,226

SUPPLEMENT DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                         0                   509

SUPPLEMENTAL NONCASH FINANCING AND
 INVESTING ACTIVITIES
    Preferred stock issued in
      exchange for debt                    -                  -

    Common stock issued in exchange
      for debt                             -               566,000

    Common stock issued in exchange
      for services provided                -                   -

    Common stock issued in exchange
     for acquisitions                      -                   -

    Write-off of fully depreciated
      fixed assets                         -                   -

The accompanying notes to consolidated financial statements are in integral part of these statements.

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


      On  April  24,  1997, the Company issued  an  investor
100,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share, warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.75 per share and warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.50 per share at an aggregate purchase price of $97,000.


Seasonality

      Sales of the Company's novelty and souvenir products were correlated with the visibility of the various proprietary marks and their owners. The Company does not believe that there will be any seasonality in the insurance business.

Financial Condition

     Cash and cash equivalents at July 31, 1997 were $24,137 as compared with $35,269 at April 30, 1997. The decrease is primarily the result of $50,021 being used for operating activities offset by $38,889 of financing activities. The operating activities were supported by the liquidation of a portion of the souvenir product inventory from discontinued operations of $140,000.

     Due to related parties at July 31, 1997 was $340,024 as compared to $305,678 at April 30, 1997. The increase is due to Deferred Salary to the President.

     At the Company's present level of sales and operations, the Company does not have and is not generating sufficient funds from operations or otherwise to finance its proposed plan of operations for the next twelve months. In order to finance the proposed operations of UPCIC, the Company is attempting to raise funds through an additional equity financing or debt financing. Excluding related party loans, the Company has not secured additional sources of financing. There is no assurance that any such financing will be available on commercially reasonable terms or at all. The
Company's inability to obtain future financing on terms acceptable to the Company would have a material adverse effect on the Company's proposed insurance operations.

                   UNIVERSAL HEIGHTS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


(1) SIGNIFICANT ACCOUNTING POLICIES:

      Except as disclosed below, the accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997.

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

      On  April  24,  1997, the Company issued  an  investor
100,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share, warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.75 per share and warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.50 per share at an aggregate purchase price of $97,000.


(3) CONVERSION OF DEBT TO COMMON STOCK: AND PREFERRED STOCK

      As of December 3, 1996, an additional $65,850 of related party debt was converted into 175,600 shares of common stock and 131,700 warrants to purchase common stock at an exercise price of $.75. This transaction is reflected in the accompany condensed consolidated balance sheet as of October 31, 1996.

     As of February 27, 1997, $10,000 of related party debt was converted into 26,666 shares of common stock and an additional $88,690 of related party debt was converted into 88,690 shares of preferred stock. This preferred stock can be converted to common stock at a conversion price of $.1875. These transactions are reflected in the accompany condensed balance sheet as of January 31, 1997.



(4) ISSUANCE OF WARRANTS:

     In February 1997, the Company issued 1,000,000 warrants to purchase Common Stock at $.75 and 1,000,000 warrants to purchase the Company's Common Stock at $1.25 to a consultant for financial consulting services. The warrants expire March 1, 2000.

(5) SERIES A PREFERRED STOCK:

      In December 1996, the Company and its Series A Convertible Preferred Stockholders agreed to amend the Agreement to Convert Debt to Equity and to have all past and future Series A Convertible Preferred Stock dividends be due on April 30, 1998.
                    UNIVERSAL HEIGHTS, INC.

                  PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

           See  Walker and Martin vs. Universal Heights, Inc.
disclosed in the Company's Form 10-KSB for the year ended April 30, 1997.

          Item 2.   Changes in Securities

           In June 1997, the Company issued 1,250,000 warrants to purchase Common Stock at $.625 per share to an officer of UPCIC in consideration for management services to be rendered by such officer. Upon approval andlicensing from the Florida Department of Insurance for the insurance subsidiary and the insurance subsidiary's reaching certain levels of profitability, the warrants will vest incrementally.

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

                                  UNIVERSAL  HEIGHTS,INC.



                                  BRADLEY I. MEIER, President

DATE: SEPTEMBER 12, 1997