Form 10KSB/A
period 1997-04-30
UNIVERSAL HEIGHTS INC
filed 1997-10-14
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A#1
                              AMENDED AND RESTATED

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days:  YES X
NO___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuers revenues for its most recent fiscal year: $161,312

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 31, 1997:
$1,111,731

         State the number of shares of Common Stock of Universal Heights, Inc. issued and outstanding as of July 31, 1997: 3,425,588


         Transitional Small Business Disclosure Format: YES ___ NO _X_

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

REINSURANCE

      UPCIC expects to rely on the use of reinsurance to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that transfer the risk of loss in excess of $5 million. The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently anticipated by UPCIC. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to it reinsurers. A reinsurer's insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on the financial condition and profitability of UPCIC.

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

PATENTS AND TRADEMARKS --

      In connection with the acquisition of the weighted glove company, the Company received an assignment of a patent covering the weighted glove. This patent expires in 2007. In addition, in connection with the acquisition of the pen company, the Company acquired a patent covering the pens. This patent expires in 2011.

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

      On May 15, 1997, two former employees of the Company, Johnny Walker and Larry Martin filed a lawsuit against the Company in the Circuit Court for Pinellas County, Florida. The Plaintiffs asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The Complaint also includes breach of employment agreements, breach of royalty agreements and other relief. In connection therewith, the Plaintiffs are demanding unpaid salaries amounting to approximately $130,000. The case is still in the discovery stage.


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

Per share prices reflect the one-for-four reverse stock split of the Company's Common Stock approved on December 2, 1994.

                                         HIGH               LOW
                                         ----               ---

FISCAL YEAR ENDED APRIL 30, 1996
--------------------------------

First Quarter                           $4.50              $2.63
Second Quarter                           3.88                .50
Third Quarter                            4.00                .25
Fourth Quarter                           2.25               1.12

FISCAL YEAR ENDED APRIL 30, 1997
--------------------------------

First Quarter                           $1.88             $  .88
Second Quarter                           1.38               1.00
Third Quarter                            1.25                .38
Fourth Quarter                           2.75                .38


      At July 31, 1997, there were 48 shareholders of record of the Company's Common Stock, although the Company believes that there are approximately 300 beneficial owners of its Common Stock. In addition, there were three shareholders of the Company's Preferred Stock.

      Beginning May 1, 1995, the Series A Preferred Stock pays a cumulative dividend of $.25 per quarter. In addition, each share of Series A Preferred Stock is convertible into 2.5 shares of Common Stock and may be redeemed by the Company at $10 per share. The liquidation value of the Preferred Stock is $10 per share. There are currently 49,950 shares of Series A Preferred Stock issued and outstanding. To date, while such dividends have accumulated, the Company has not declared nor paid any cash or other dividends on such Preferred Stock.

      On April 24, 1997, the Company issued to Stephen Guarino 100,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share, warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.75 per share and warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.50 per share at an aggregate purchase price of $97,000. Each warrant may be exercised at any time from time to time beginning on the second anniversary of the date of issuance of such warrant until April 30, 1999; provided, however, that such warrants must be exercised in increments of not less than 25,000 shares of Common Stock. The shares of Common Stock and warrants were issued to Mr. Guarino, an accredited investor, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The shares of Common Stock and warrants were sold for cash and no placement agent or underwriter was used.

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

       In June 1997, Mr. Joseph DeAlessandro was named chairman of the board and chief operating officer of UPCIC. Mr. DeAlessandro was a senior key executive at AIG Insurance Group for over 20 years, before leaving to head the Gulf Insurance Co. and then Traveler's Insurance Group. In connection with Mr. DeAlessandro's appointments, the Company entered into an agreement with a turnkey management group headed by Mr. DeAlessandro to provide underwriting, claims and accounting services to UPCIC.


       In addition, as part of becoming a financial services company, in March 1997, Dr. Irwin Kellner, former chief economist for Chase Manhattan's Regional Bank, was appointed to the Company's Board of Directors.

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

RESULTS OF OPERATIONS - YEARS ENDED APRIL 30, 1997 VERSUS APRIL 27, 1996


       During the year ended April 30, 1997, the Company did not actively market its core product line resulting in sales decreasing from $359,712 for the fiscal year ended April 27, 1996 to $161,312 for the fiscal year ended April 30, 1997. The loss from the operations of the core product line decreased from $990,919 in fiscal 1996 to $569,996 in fiscal 1997. The decision to discontinue marketing efforts was based on the projected continued losses, inability to achieve critical mass and lessened demand for the products because of market factors. Accordingly, at April 30, 1997, inventories have been written down to their estimated net realizable value resulting in a charge of $952,896 to discontinued operations in 1997. Related patents and trademarks have been written down to their estimated fair value resulting in a charge of $434,679 to discontinued operations in 1997. The Company does not expect to incur material losses on the disposition of these product lines.


       The Company is actively pursuing a strategy to enter into the financial service industry. The Company plans to qualify as a property and casualty insurer through the state of Florida market challenge program.

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

       IRWIN L. KELLNER has been a director of the Company since March 1997. Since March 1997, Dr. Kellner has been an independent consultant. From 1996 through February 1997, Dr. Kellner was the chief economist for Chase Manhattan's Regional Bank. From 1991 to 1996, Dr. Kellner held the same position with Chemical and Manufacturers Hanover, Chase's predecessor organizations. Dr. Kellner had been employed by the Bank since 1970. Dr. Kellner, a past president of the Forecasters Club of New York and the New York Association of Business Economists, holds membership, and has held a variety of posts, in several professional associations, including the American Economic Association, American Statistical Association and the National Association of Business Economists. His other board memberships include the Children's AIDS Network, North Shore University Hospital, the Don Monti Memorial Research Foundation and Touro College's Barry Z. Levine School of Health Sciences. Dr. Kellner is also a director of Columbia Laboratories, Inc.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Based solely on the Company's review of the copies of such forms received by it, or oral or written representations from certain reporting persons, the Company believes that during the period ending April 30, 1997, Mr. Bradley I. Meier, Mr. Norman M. Meier and Mrs. Phylis Meier each had two late filings on Form 5 and Messrs. Grossman, Orlinsky and Pietrangelo each had one late filing on Form 5. In addition, Drs. Kellner and Wilentz and Mr. Slogoff each had one late filing on Form 3.


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

                          SUMMARY COMPENSATION TABLE

                              Annual Compensation                  Long-Term
                                                                  Compensation
                                                                   Securities
Name and                                                           Underlying
Principal Position             Year      Salary       Bonus         Options
------------------             ----      ------       -----      -------------
Bradley I. Meier               1997     $ 75,000     $   -             90,000
President and Chief            1996       75,000         -             90,000
Executive Officer              1995       75,000         -              3,750



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

(8)    See footnotes (1) - (7) above.

       As of July 31, 1997, the following table sets forth information regarding the number and percentage of Common Stock held by all persons who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:


                                    Number of Shares             Percent
Name and Address                    Beneficially Owned(1)(2)     of Class(1)(2)
----------------                    ------------------------     --------------

Phylis R. Meier (3)                     996,426                      25.9%
c/o Universal Heights, Inc.
19589 N.E. 10th Avenue
Miami, Florida 33179

Belmer Partners (4)                     271,701                       7.8%
c/o Phylis R. Meier
Managing General Partner
Universal Heights, Inc.
19589 N.E. 10th Avenue
Miami, Florida 33179

Shephard Lane, Esq.                     214,142                       6.0%
Slatt & Lane
600 Third Avenue
New York, NY 10016

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

(3) Consists of (i) (a) 333,792 shares of Common Stock, (b) 2,880 shares of Common Stock issuable upon conversion of related party debt, (c) warrants to purchase 354,115 shares of Common Stock, and (d) 33,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock owned by Ms. Meier, and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer. Excludes all securities owned by Bradley Meier and Norman Meier, the son and former spouse of Ms. Meier, respectively. Ms. Meier is managing general partner of Belmer.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As of April 27, 1996 and April 30, 1997, the Company owed $60,873 and $131,423, respectively, in accrued salary to Bradley Meier. In addition, during the year ended April 27, 1996, $37,959 of accrued salaries were forgiven in exchange for the issuance of warrants to purchase 37,959 shares of Common Stock at $3.00 per share, through August 11, 2005.

       During fiscal 1995, Phylis Meier and Bradley Meier lent the Company $17,685 and $27,244, respectively. During fiscal 1996, Bradley Meier lent the Company an additional $185,256, Phylis Meier lent the Company an additional $221,800, Norman Meier lent the Company $118,000, Shephard Lane lent the Company $10,000 and Michael Pietrangelo lent the Company $10,000. These loans bear interest at 10%. As of April 27, 1996 the Company and debtors approved the conversion of $212,500 of Bradley Meier's loans to be repaid through the issuance of 510,096 shares of Common Stock, $150,000 of Phylis Meier's loans to be repaid through the issuance of 240,000 shares of Common Stock and $100,000 of Norman Meier's loans to be repaid through the issuance of 266,667 shares of Common Stock.

FISCAL 1997 TRANSACTIONS

       Transactions between the Company and its affiliates are on terms no less favorable to the Company than can be obtained from third parties on an arms' length basis. Transactions between the Company and any of its executive officers or directors require the approval of a majority of disinterested directors.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1       Registrant's    Restated   Amended   and   Restated   Certificate   of
          Incorporation(1)
3.2       Registrant's Bylaws(1)
3.3 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997.
4.1       Form of Common Stock  Certificate(1)
4.2       Form of Warrant  Certificate(1)
4.3       Form of Warrant Agency Agreement(1)
4.4       Form of Underwriter  Warrant(1)
4.5       Affiliate  Warrant(1)
4.6 Form of Warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share issued to Steven Guarino dated as of

          April __, 1997. (Substantially similar in form to two additional warrants to purchase 100,000 shares of Common Stock issued to Mr. Guarino dated as of April 24, 1997, with exercise prices of $2.75 and $3.50 per share, respectively.)
10.1      Registrant's 1992 Stock Option Plan(1)
10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(1)
10.3 General Lease Agreement dated August 28, 1993 by and between AT&T Credit Corporation and Universal Heights, Inc.(2)
10.4 Loan agreement dated October 23, 1993 by and between Equitable Bank and Universal Heights, Inc.(3)
10.5 Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997.
10.6 Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier.

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

                                                 UNIVERSAL HEIGHTS, INC.


Date: October 14, 1997                       By: /s/ Bradley I. Meier
                                                 ---------------------------
                                                 Bradley I. Meier, President

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----

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


Millward & Co. CPAs
Fort Lauderdale, Florida
July 18, 1997

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 APRIL 30, 1997


                                     ASSETS


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

              FOR THE YEARS ENDED APRIL 30, 1997 AND APRIL 27, 1996

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OPF CASH FLOWS

                               FOR THE YEARS ENDED

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                APRIL 30, 1997


                                    ASSETS

     Cash and cash equivalents                                        $35,269
       Prepaid insurance                                                2,502
       Deposits                                                         9,816
       Assets from discontinued operations                            592,367
                                                                   ----------

         Total Current Assets                                        $639,954
                                                                   --========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                                                 987,619
     Accrued expenses                                                 199,050
     Due to related parties                                           305,678
     Capitalized lease obligations                                     15,344
                                                                   ----------

     Total Current Liabilities                                      1,507,691
                                                                   ==========

 STOCKHOLDERS' DEFICIENCY:
     Cumulative preferred stock, $.01 par value; 1,000,000
       shares authorized; 138,640 shares issued and
       outstanding                                                      1,387
     Common stock, $.01 par value, 20,000,000 shares
       authorized; 3,212,672 shares issued and outstanding             32,294
     Additional paid-in capital                                     7,247,748
     Accumulated paid-in capital                                   (8,102,166)
     Subscriptions receivable                                         (47,000)
                                                                  -----------

     Total Stockholders' Deficiency                                  (867,737)
                                                                  -----------

     Total Liabilities and Stockholders' Deficiency                  $639,954
                                                                  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             FOR THE YEARS ENDED



                                                 APRIL 30, 1997  APRIL 27, 1996
 OPERATING EXPENSES:
     General and administrative                     $(400,903)      $(426,267)
                                                  -----------       ---------

 LOSS FROM OPERATIONS                                (400,903)       (426,267)

 OTHER EXPENSE
     Interest expense                                 (14,988)        (40,425)
                                                   ----------       ---------

 LOSS FROM CONTINUING OPERATIONS                     (415,891)       (466,692)
                                                   ----------       ---------

DISCONTINUED OPERATIONS:
      Loss from operations of the Sports             (569,996)       (990,919)
      Novelty and Souvenir business
      to be disposed of

      Estimated loss on disposal of Sports
      Novelty and Souvenir business                (1,387,575)             -
                                                  -----------       ---------
                                                   (1,957,571)       (990,919)
                                                   ----------       ---------
 NET LOSS                                         $(2,373,462)    $(1,457,611)
                                                  ============    ===========

 LOSS PER COMMON SHARE:
    Loss from continuing operations                    $(0.24)         $(0.39)
    Loss from discontinued operations                   (1.11)          (0.83)

 NET LOSS                                              $(1.35)         $(1.22)
                                                   ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES            1,767,373       1,197,780
                                                   ==========      ==========








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

SUPPLEMENTAL NONCASH OPERATING, FINANCING
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

Organization
------------

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

Principles Of Consolidation
---------------------------

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  wholly-owned   subsidiary.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

Basis Of Presentation And Continued Existence
---------------------------------------------

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

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not have and is not generating sufficient funds from operations or otherwise to finance its proposed plan of reorganization into a property and casualty insurance company. In order to finance the proposed reorganization, the Company is presently attempting to raise funds through an equity financing. There is no assurance that any such financing will be successful on commercially reasonable terms or at all. The Company's inability to obtain future financing on terms acceptable to the Company would have a material adverse affect on the Company's proposed reorganization. Management believes the reorganization of the Company under the aforementioned activities is a way to achieve profitability.

Fiscal Year
-----------

As of April 28, 1996, the Company changed its accounting fiscal year from a 52/53-week fiscal year ending on the Saturday closest to April 30 to a year ending April 30, 1997.

Fair Market Value Of Financial Instruments
------------------------------------------

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximates fair market value due to the immediate or short-term maturity of these consolidated financial instruments.

Cash And Cash Equivalents
-------------------------

For the purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Assets From Discontinued Operations
-----------------------------------

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

Revenue Recognition
-------------------

Revenue from the sale of products is recognized upon shipment to the customer.

Net Loss Per Share
------------------

Loss per share is computed by dividing the net loss plus preferred dividend requirement by the weighted average number of shares of common stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of loss per share as their effect is anti-dilutive.

Income Taxes
------------

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

Impairment Of Long-lived Assets
-------------------------------

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

Stock Based Compensation
------------------------

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

Use Of Estimates
----------------

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

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 2 - DISCONTINUED OPERATIONS

As of April 30, 1997, the Company decided to divest itself of its core business operations and has not renewed any licensing agreements. Accordingly, the Company is reporting the results of operations of its core business as a discontinued operation for all periods presented in the consolidated financial statements. Revenues from discontinued operations were $161,312 and $359,712 for the fiscal years ended April 30, 1997 and April 27, 1996, respectively. The Company does not expect to generate income or loss on these operations prior to their ultimate disposition. In addition, the Company does not anticipate incurring any additional material losses on the ultimate disposal of the business.

Assets of the core business to be disposed of, at their expected net realizable values, consisted of the following at April 30, 1997:

            Inventories                                     $ 300,000
            Patents and trademarks                            200,000
            Property, equipment and other assets               92,367
                                                            ---------

            Total assets from discontinued operations       $ 592,367
                                                            ---------

Capitalized Lease Obligations
-----------------------------

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

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 3 - COMPANY INDEBTEDNESS

The future minimum lease payments under capital leases together with the present value of the minimum lease payments as of April 30, 1997 are as follows:

          1998                                       $   11,735
          1999                                            3,963
          2000                                            1,289
                                                     ----------

         Total minimum lease payments                                16,987

         Less: amount representing interest               1,643
                                                     ----------

         Present value of minimum lease payments     $   15,344
                                                     ==========

The balance has been treated as a current liability as management is attempting to terminate these leases.

NOTE 4 - DUE TO RELATED PARTIES

Note payable to an officer and  director,  with  interest at prime  (8.25%) plus 2%,  convertible  into 15,429  shares of
Common  Stock;  if note is  converted,  warrants to purchase
15,429  shares of Common  Stock at $1.75 per share,  will be
issued.                                                                   27,000

Deferred salary, due on demand, non-interest bearing.                    131,423

Accrued royalties related to acquisition of business.                      7,670

Accrued interest, due on demand, non-interest bearing.                   139,585
                                                                       ---------
                                                                         305,678

Less current portion                                                     305,678
                                                                       ---------
                                                                       $      -
                                                                       =========

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

The components of the net deferred income taxes are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforward                       $ 1,809,500
  Inventories                                               367,800
  Patents and Trademarks                                    167,800
  Compensation                                               50,700
                                                       ------------

    Total Deferred Tax Assets                            2,395,800

Valuation Allowance for Deferred Tax Assets             (2,395,800)
                                                       ------------

Deferred Income Taxes, Net                             $         -
                                                       ============

The net operating loss carryforwards are scheduled to expire as follows:

Expiration
  Date
----------

  2006                                               $     8,300
  2007                                                   250,800
  2008                                                   721,700
  2009                                                 1,010,000
  2010                                                 1,115,700
  2011                                                   677,400
  2012                                                   904,000
                                                     -----------

                                                     $ 4,687,900
                                                     ===========

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996


NOTE 6 - STOCKHOLDERS' DEFICIENCY

CUMULATIVE PREFERRED STOCK
--------------------------

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

STOCK OPTION PLAN
-----------------

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


Other Stock Options
-------------------

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

OTHER STOCK OPTIONS (CONTINUED)

Information regarding the Company's issuance during the year ended April 30, 1997:

                                                            Loss from
                                                            Continuing
                                          Net Loss          Operations
                                          --------          ----------
      Loss:
          As reported                   $(2,373,462)        $  (415,891)
          Pro forma                     $(3,811,462)        $(1,853,891)

      Loss per share:
         As reported                    $     (1.35)        $      (.24)
         Pro forma                      $     (2.16)        $     (1.05)

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

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 6 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

See Note 8 - Employment agreement and Note 10 - Subsequent event for additional options.

Warrants
--------

As of April 30, 1997, the following warrants are outstanding:


The Company has issued warrants to purchase a total of 1,256,526 shares of Common Stock in connection with debt transactions as follows: warrants to purchase 12,500 shares of Common Stock, exercisable at $22.00 per share through October 1, 1997; warrants to purchase 12,488 shares of Common Stock, exercisable at $4.25 per share through October 7, 2004; warrants to purchase 110,409 shares of Common Stock, exercisable at $1.50 per share through November 29, 2004; warrants to purchase 10,000 shares of Common Stock, exercisable at $2.25 per share through March 23, 2005; warrants to purchase 15,429 shares of Common Stock, exercisable at $1.75 per share through March 31, 2005; warrants to purchase 120,000 shares of Common Stock, exercisable at $3.00 per share through July 21, 2005; warrants to purchase 302,000 shares of Common Stock, exercisable at $3.00 per share through August 11, 2005; warrants to purchase 10,000 shares of Common Stock, exercisable at $2.50 per share through March 23, 2005; warrants to purchase 20,000 shares of Common Stock, exercisable at $3.00 per share through August 14, 2005; warrants to purchase 182,000 shares of Common Stock, exercisable at $1.00 per share through October 11, 2005; warrants to purchase 30,000 shares of Common Stock, exercisable at $1.00 per share through November 15, 2005; warrants to purchase 300,000 shares of Common Stock, exercisable at $1.25 per share through March 1, 2006 and warrants to purchase 131,700 shares of Common Stock, exercisable at $.75 per share through December 3, 2006.






In addition, the Company issued warrants to purchase 37,959 and 16,667 shares of Common Stock, respectively, to the president of the Company in connection with the forgiveness of salary and to a former officer in connection with the conversion of salary into Common Stock. Each such warrant is exercisable at a price of $3.00 per share through August 11, 2005. The Company has also issued warrants to purchase a total of 2,185,000 shares of Common Stock in connection with professional services as follows: warrants to purchase 75,000 shares of Common Stock, exercisable at $3.00 per share through May 11, 2005; warrants to purchase 10,000 shares of Common Stock, exercisable at $1.00 per share through October 23, 1998; warrants to purchase 40,000 shares of Common Stock,

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 6 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Warrants (Continued)
-------------------

exercisable at $1.75 per share through October 23, 1998; warrants to purchase 45,000 shares of Common Stock, exercisable at $1.00 per share through October 11, 2005; warrants to purchase 15,000 shares of Common Stock, exercisable at $1.00 per share through October 11, 2000; warrants to purchase 1,000,000 shares of Common Stock, exercisable at $1.25 per share through March 1, 2000. The Company issued warrants to purchase 60,000 shares of Common Stock, exercisable at $2.88 per share through August 2005 in connection with an acquisition. The Company issued warrants to purchase 300,000 shares of Common Stock in connection with a private placement as follows: warrants to purchase 100,000 shares of Common Stock, exercisable at $2.00 per share, warrants to purchase 100,000 shares exercisable at $2.75 per share and warrants to purchase 100,000 shares exercisable at $3.50 per share, each through April 30, 1997. The Company also issued warrants to purchase 1,250,000 shares of Common Stock, exercisable at $.63 per share, through June 12, 2002 in connection with a consulting agreement; however, warrants to purchase 250,000 of such shares are not exercisable until the Company's insurance subsidiary is licensed by the state of Florida and the remaining warrants to purchase 1,000,000 shares vest upon achievement of agreed upon annual pretax profit amounts.

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

Other Stock Issuance's
----------------------

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

None of the warrants has been issued at less than the bid price of the Company's common stock on the date of grant.

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

Other Stock Issuance's (Continued)
---------------------------------

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Operating Leases
----------------

The Company leases office and adjoining warehouse space under a noncancelable operating lease. Future minimum lease payments are as follows:

                1997                                  $     12,000
                                                      ============

In addition, future lease payments are subject to adjustment based on annual changes in the Consumer Price Index (as defined in the lease). Rent expense for the years ended April 30, 1997 and April 27, 1996 was $41,238 and $42,534, respectively. The Company is currently operating with a month-to-month lease.

Employment Agreement
--------------------

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

Licensing Agreements
--------------------

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

NOTE 9 - LITIGATION

The following outlines pending litigation against Universal Heights:

Walker And Martin Vs. Universal Heights
---------------------------------------

This is a cause of action in the Circuit Court for Pinellas County, Florida. The Plaintiffs have asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The amount in controversy is in excess of $15,000, but no specific amount is claimed. The Complaint includes claims for breach of employment agreements, breach of royalty agreements and other relief. It is too early to determine the outcome


Note 10- SUBSEQUENT EVENTS

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