Form 10QSB/A
period 1997-07-31
UNIVERSAL HEIGHTS INC
filed 1997-10-14
CIK 891166

11


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                        FORM  10 - QSB/A
                       (Amendment No. 1)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934
          For the quarterly  ended July  31,   1997

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE  ACT OF 1934
    For the transition period from ___________  to   ______________


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


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEET

                                   July 31,       April 27,
                                    1997           1997
                                 (Unaudited)
ASSETS:
Cash and cash equivalents      $   24,137         $  35,269
Prepaid Insurance                    0                2,502
Deposits                            9,816             9,816
Assets from discontinued
operations                        436,766           592,367

     Total Current Assets       $ 470,719       $   639,954

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable               $ 1,059,267       $  987,619
Accrued expenses                   196,245          199,050
Due to related parties             340,024          305,678
Capitalized lease obligations       12,217           15,344

     Total Current Liabilities $ 1,607,753      $ 1,507,691

STOCKHOLDERS' DEFICIENCY:
Cumulative preferred stock,
$.01 per value; 1,000,000 shares
authorized; 138,640 shares issued
and outstanding                      1,387           1,387
Common Stock,  $.01 par value,
20,000,000 shares authorized
3,425,588 shares issued and
outstanding                         32,294          32,294
Additional paid-in capital       7,247,748       7,247,748
Accumulated deficit             (8,371,463)     (8,102,166)
Subscriptions receivable           (47,000)        (47,000)

 Total Stockholders' Deficiency  (1,137,034)      (867,737)


Total Liabilities and
Stockholders' Deficiency          $ 470,719     $  639,954



 The accompanying notes to consolidated financial statements are an integral part of these statements.
           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE PERIOD ENDED JULY 31, 1997

                                        Three Months Ended
                                  July 31, 1997   July 31, 1996

OPERATING EXPENSES
 General and administrative    $  (228,939)        $   (73,050)

LOSS FROM OPERATIONS              (228,939)            (73,050)

OTHER EXPENSES
  Interest expense                  (1,559)             (2,651)

LOSS FROM CONTINUING OPERATIONS   (230,498)            (75,701)

DISCONTINUED OPERATIONS:
 Loss from operations of the Sports
 Novelty and Souvenir business to be
 disposed of                       (38,771)           (128,213)

NET LOSS                         $(269,269)        $  (203,914)
LOSS PER COMMON SHARES:
 Loss from continuing operations $  (0.07)         $     (0.03)
 Loss from discontinued operations  (0.01)               (0.05)

NET LOSS                       $    (0.08)         $     (0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                    3,426,000            2,740,000



 The accompanying notes to consolidated financial statements are an integral part of these statements.
           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOW

                                        Three Months Ended
                                     July 31,        July  31,
                                       1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
    Net loss from continuing
operations                        $  (230,498)     $   (75,701)

 DISCONTINUED OPERATIONS:
 Loss from discontinued operations    (38,771)        (128,215)
 Adjustments to reconcile gain
from discontinued operations to
net cash used in discontinued
operations:
Depreciation and amortization           12,651          26,760

 Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable               (3,555)          29,334
      Inventories                     146,477          (4,909)
      Other current assets              2,502          36,392

   Increase (decrease) in:
 Accounts payable and accrued
expenses                              61,173           (66,882)

Net cash provided by (used in)
discontinued operations               180,477         (107,520)

Net cash used in operating
 activities                         (50,021)          (183,221)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment    -                3,318
  Acquisition of patents and trademarks -               (  176)

Net cash used in investing activities  0                  3,142

The accompanying notes to consolidated financial statements are in integral part of these statements.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF CASH FLOW

                                             Three Months Ended
                                           July 31,         July 31,
                                            1997            1996
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock     -             218,750
    Advances from stockholders              42,016          33,694
    Payment on capital lease obligations    (3,127)        (3,476)

Net cash provided by financing activities   38,889         248,968

NET DECREASE IN CASH AND                  (11,132)         (68,889)
 CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning
of Period                                  35,269           30,337

CASH AND CASH EQUIVALENTS, End of Period $  24,137     $    99,226

SUPPLEMENT DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                         $  0          $     509

SUPPLEMENTAL NONCASH FINANCING AND
 INVESTING ACTIVITIES

  Common stock issued in exchange for debt $ 0          $  566,000


The accompanying notes to consolidated financial statements are in integral part of these statements.

                   UNIVERSAL HEIGHTS, INC.

      NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


(1) SIGNIFICANT ACCOUNTING POLICIES:

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

Results  of  Operations-- Three Months Ended July  31,  1997
versus July 31, 1996

      During  the  three  months ended July  31,  1997,  the
Company did not actively market its core product line resulting in sales decreasing from $62,947 for the three months ended July 31, 1996 to $5,268 for the three months ended July 31, 1997. The loss from the operations of the core product line decreased from $128,213 in fiscal 1996 to $38,771 in fiscal 1997. The decision to discontinue marketing efforts was based on the projected continued losses, inability to achieve critical mass and lessened demand for the products because of market factors. The Company does not expect to incur material losses on the disposition of these product lines.

The  Company is actively pursuing a strategy to  enter  into
the  financial  service  industry.   The  Company  plans  to
qualify as a property and casualty insurer through the state of Florida market challenge program.

     UNIVERSAL HEIGHTS, INC.

                  PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

           On May 15, 1997, two former employees of the Company, Johnny Walker and Larry Martin filed a lawsuit against the Company in the Circuit Court for Pinellas County, Florida. The Plaintiffs asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The Complaint also includes breach of employment agreements, breach of royalty agreements and other relief. In connection therewith, the Plaintiff's are demanding unpaid salaries amounting to approximately $130,000. The case is currently in the discovery stage.

     Item 2.   Changes in Securities

            In June 1997, the Company issued 1,250,000 warrants to purchase Common Stock at $.625 per share to an officer of UPCIC in consideration for management services to be rendered by such officer. Upon approval and licensing from the Florida Department of Insurance for the insurance subsidiary and the insurance subsidiary's reaching certain levels of profitability, the warrants will vest incrementally.

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


                               BRADLEY  I.  MEIER, President

DATE:  October 14, 1997