Form 10QSB
period 1997-10-31
UNIVERSAL HEIGHTS INC
filed 1997-12-12
CIK 891166

11


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                       FORM  10 - QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934
          For the quarterly period ended October 31, 1997

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE  ACT OF 1934
      For the transition period from __________  to  ______________


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


      Number  of  shares  of the Common Stock  of  Universal
Heights, Inc. issued and outstanding as of December 12, 1997: 14,634,584.

 Transitional Small Business Disclosure Format Yes __  No  X

                    UNIVERSAL HEIGHTS, INC.

                 PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

       The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended October 31, 1997 are not necessarily indicative of the results for the year ending April 30, 1998.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEET

                                           October 31,
                                             1997

                                         (Unaudited)
ASSETS:
Cash and cash equivalents                $  40
Prepaid Insurance                            0
Deposits                                 9,816
Assets from discontinued operations
                                       422,135

     Total Current Assets            $ 431,991

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                   $ 1,152,025
Accrued expenses                       219,121
Due to related parties                 404,459
Capitalized lease obligations            9,018

     Total Current Liabilities    $  1,784,623

STOCKHOLDERS' DEFICIENCY:
Cumulative preferred stock, $.01
per value; 1,000,000 shares
authorized; 138,640 shares
issued and outstanding                   1,387
Common Stock,  $.01 par value,
20,000,000 shares authorized
3,425,588 shares issued and
outstanding                             32,294
Additional paid-in capital           7,250,748
Accumulated deficit                 (8,637,061)
Subscriptions receivable                 -

Total Stockholders' Deficiency      (1,352,632)


 Total Liabilities and Stockholders'
 Deficiency                           $431,991



 The accompanying notes to consolidated financial statements are an integral part of these statements.

           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE PERIOD ENDED OCTOBER 31, 1997




                                      Six Months Ended
                                        October 31,
                                     1997           1996

OPERATING EXPENSES
 General and administrative      $(406,905)     $(196,727)

LOSS FROM OPERATIONS              (406,905)      (196,727)

OTHER EXPENSES
  Interest expense                  (2,989)        (4,805)

LOSS FROM CONTINUING OPERATIONS   (463,894)      (201,532)

DISCONTINUED OPERATIONS:
 Loss from operations of the Sports
 Novelty and Souvenir business to be
 disposed of                       (70,974)      (246,396)

NET LOSS                         $(534,868)     $(447,928)
LOSS PER COMMON SHARES:
 Loss from continuing operations $  (0.14)      $   (0.07)
 Loss from discontinued operations  (0.02)          (0.09)

NET LOSS                         $  (0.16)      $   (0.16)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                   3,426,000       2,843,000



 The accompanying notes to consolidated financial statements are an integral part of these statements.
           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOW

                                              Six Months Ended
                                                 October 31,
                                           1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
  Net loss from continuing operations  $ (463,894)        $ (201,532)

 DISCONTINUED OPERATIONS:
 Loss from discontinued operations        (70,974)          (246,396)
 Adjustments to reconcile gain from
discontinued operations to net cash
used in discontinued operations:
Depreciation and amortization              25,263             58,219

 Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                  (4,183)             18,232
      Inventories                        149,125             (21,155)
      Other current assets                 2,502             (70,584)
   Increase (decrease) in:
 Accounts payable and accrued expenses   176,806              13,293

Net cash provided by (used in)
discontinued operations                  278,539            (248,391)

Net cash used in operating activities   (185,355)           (449,923)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment       -                  (7,647)
  Acquisition of patents and trademarks    -                  12,647

Net cash used in investing activities      0                  5,000

The accompanying notes to consolidated financial statements are in integral part of these statements.

           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF CASH FLOW

                                               Six Months Ended
                                          October 31,    October 31,
                                             1997           1996
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock      50,000         320,000
    Advances from stockholders              106,451         102,337
    Payment on capital lease obligations     (6,325          (6,720)

Net cash provided by financing activities   150,126         415,617

NET DECREASE IN CASH AND                    (35,229)        (29,306)
 CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of
 Period                                      35,269          30,337

CASH AND CASH EQUIVALENTS, End of Period  $      40       $   1,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                         $   8,530       $   1,030

SUPPLEMENTAL NONCASH FINANCING AND
 INVESTING ACTIVITIES

 Common stock issued in exchange for debt   $   0        $  631,850


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

(2) PRIVATE PLACEMENT:

      On December 4, 1997, the Company raised approximately $6.72 million through the private placement of an aggregate of 11,208,996 shares of the Company's Common Stock at a price of $.60 per share to various institutional and/or otherwise accredited investors. The net proceeds will be used to capitalize the Company's wholly owned subsidiary, Universal Property & Casualty Insurance Company, and for general working capital purposes.

Item 6. Management's Discussion And Analysis or Plan of
Operation

      The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto. This document may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

      As previously disclosed in the Company's annual report on Form 10-KSB for the year ended April 30, 1997 ("Annual Report") filed with the Securities and Exchange Commission on August 13, 1997 and as amended on October 14, 1997, the Company has begun to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiary, Universal Property & Casualty Company ("UPCIC"), has positioned itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

       On October 29, 1997, the Florida Department of Insurance ("DOI") approved the Company's application for a permit to organize UPCIC as a domestic insurance company in the State of Florida. On December 4, 1997, the Company raised approximately $6.72 million in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its Common Stock at a price of $.60 per share ("Private Offering"). The proceeds of the Private Offering will be used to meet the minimum regulatory capitalization requirements ($5,300,000) required by the DOI to obtain an insurance company license to engage in the type of homeowners insurance company business that is planned for UPCIC and for general working capital purposes. For additional information on the Private Offering, see "Part II- Item 2" below.

     The Company intends to continue to devote its efforts to the business plan for UPCIC as previously outlined and disclosed in the Annual Report.

Seasonality

      Sales of the Company's novelty and souvenir products were correlated with the visibility of the various proprietary marks and their owners. The Company does not believe that there will be any seasonality in the insurance business.

Financial Condition

      Cash and cash equivalents at October 31, 1997 were $40 as compared with $35,269 at April 30, 1997. The decrease is primarily the result of $185,355 being used for operating activities offset by $150,126 of financing activities. The operating activities were supported by the liquidation of a portion of the souvenir product inventory from discontinued operations of $140,000.

     Due to related parties at October 31, 1997 was $404,459 as compared to $305,678 at April 30, 1997. The increase is due to Deferred Salary to the President.


      The Company expects that the proceeds from the Private
Offering will be sufficient to finance its proposed plan of operations for the next twelve months.

Results  of Operations-- Six Months Ended October  31,  1997
versus October 31, 1996

      During  the  six months ended October  31,  1997,  the
Company did not actively market its core product line resulting in sales decreasing from $123,983 for the six months ended October 31, 1996 to $9,170 for the six months ended October 31, 1997. The loss from the operations of the core product line decreased from $246,396 in fiscal 1996 to $70,974 in fiscal 1997. The decision to discontinue marketing efforts was based on the projected continued losses, inability to achieve critical mass and lessened demand for the products because of market factors. The Company does not expect to incur material losses on the disposition of these product lines.

Results of Operations -- Three Months Ended October 31, 1997
versus October 31, 1996

     During  the three months ended October 31,   1997,  the
Company  did  not actively market  its  core  product   line
resulting in sales  decreasing  from $61,036 for the   three
months  ended October  31,  1996  to  $3,902 for the   three
months  ended October  31,1997. The loss from the operations
of the  core product  line  decreased from   $118,183     in
fiscal  1996  to $32,203   in  fiscal  1997.   The  decision
to  discontinue marketing    efforts    was    based on  the
projected  continued losses,  inability  to achieve critical
mass  and  lessened demand  for   the   products  because of
market  factors.   The Company   does   not  expect to incur
material  losses  on  the disposition of these product lines.

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

     Item 2.   Changes in Securities

            On December 4, 1997, the Company raised approximately $6.72 million through the private placement of an aggregate of 11,208,996 shares of the Company's Common Stock at a price of $.60 per share to various institutional and/or otherwise accredited investors. The shares of Common Stock in the private placement were issued pursuant to an exemption from registration under Rule 506 of the Securities Act of 1933, as amended.

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

                                  UNIVERSAL  HEIGHTS, INC.


                                  /s/  Bradley  I. Meier
                                         BRADLEY I. MEIER,
                                         President

DATE:  December  12, 1997