Form 10KSB/A
period 1997-04-30
UNIVERSAL HEIGHTS INC
filed 1997-12-15
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A#2
                              AMENDED AND RESTATED

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


EMPLOYMENT AGREEMENT

       As of May 1, 1997, the Company entered in a four year employment agreement with Bradley I. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier will be entitled to a bonus equal to 3% of pretax profits up to $5 million and 4% of pretax profits in excess of $5 million. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. Under the terms of the employment agreement, Mr. Meier was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.06 per share, of which 500,000 options vest immediately, 500,000 options vest after one year and the remaining options vest after two years. In addition, the agreement may be extended for an additional two years at the option of Mr. Meier.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       As of July 31, 1997, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

Name of                                    Shares, Nature of Interest and
Beneficial Owner (1)                      Percentage Of Equity Securities(2)
--------------------                      ----------------------------------

Bradley I. Meier (3)                         3,156,818            56.1%
Norman M. Meier (4)                          1,465,624            33.0%
Irwin L. Kellner (5)                           100,000             2.8%
Reed J. Slogoff (6)                            100,000             2.8%
Joel M. Wilentz (7)                            100,000             2.8%
Officers and directors
  as a group (5 people) (8)                  4,404,741            76.6%

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

(3) Consists of (i) (a) 962,829 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase

       90,000 shares at an exercise price of $1.13 per share, and options to purchase 500,000 shares at $1.25 per share and options to purchase 500,000 shares of Common Stock at $1.06 per share which vest on May 1, 1997, (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75, warrants to purchase 339,959 shares at an exercise price of $3.00 per share, warrants to purchase 82,000 shares of Common Stock at $1.00 and warrants to purchase 131,700 shares of Common Stock at a price of $.75 per share, (d) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, a Florida general partnership ("Belmer"), of which Mr. Meier is a general partner. Excludes options to purchase 250,000 shares of Common Stock at $1.06 per share which vest on November 2, 1997 and unvested options to purchase 1,000,000 shares of Common Stock at $1.06 per share granted pursuant to Mr. Meier's new employment agreement. Also excludes all securities owned by Norman Meier and Phylis Meier, Mr. Meier's father and mother, respectively. Mr. Meier is the President, Chief Executive Officer and a Director of the Company.


       (4) Consists of (i) (a) 457,371 shares of Common Stock, (b) options to purchase 3,750 shares of Common Stock at an exercise price of $12.50 per share, and options to purchase 3,750 shares of Common Stock at an exercise price of $9.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of 1.25, (c) warrants to purchase 3,082 shares of Common Stock at an exercise price of $22.00 per share, warrants to purchase 2,494 shares of Common Stock at an exercise price of $4.25 per share, warrants to purchase 28,538 shares of Common Stock at an exercise price of $1.50 per share, warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.00 and warrants to purchase 110,000 shares of Common Stock at an exercise price of $1.00, and (d ) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock owned by such person and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner. Excludes options to purchase 500,000 shares of Common Stock at $1.06 per share which options vest on November 2, 1997. Excludes all securities owned by Bradley Meier or Phylis Meier. Mr. Meier is a Director of the Company, the father of Bradley Meier, the President of the Company and the former spouse of Phylis Meier.


(5) Consists of options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share. Dr. Kellner is a director of the Company.


(6) Consists of options to purchase 100,000 shares of Common Stock at $1.06 per share. Mr. Slogoff is a director of the Company.


(7) Consists of options to purchase 100,000 shares of Common Stock at $1.06 per share. Mr. Wilentz is a director of the Company.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As of April 27, 1996 and April 30, 1997, the Company owed $60,873 and $131,423, respectively, in accrued salary to Bradley Meier. In addition, during the year ended April 27, 1996, $37,959 of accrued salary for Bradley I. Meier was forgiven in exchange for the issuance of warrants to purchase 37,959 shares of Common Stock at $3.00 per share to Mr. Meier, through August 11, 2005.

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

                                                 UNIVERSAL HEIGHTS, INC.


Date: December 15, 1997                      By: /s/ Bradley I. Meier
                                                 ---------------------------
                                                 Bradley I. Meier, President

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