Form 10KSB/A
period 1997-04-30
UNIVERSAL HEIGHTS INC
filed 1998-03-10
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A#3
                              AMENDED AND RESTATED

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

       During 1996 the Company charged $540,000 to interest which represents the amount attributable to debt conversion.

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

                                                 UNIVERSAL HEIGHTS, INC.


Date: March 10, 1998                         By: /s/ Bradley I. Meier
                                                 ---------------------------
                                                 Bradley I. Meier, President

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

The financial statements have been restated, as discussed in Note 1, to give effect to a change in accounting for convertible debt securities.


Millward & Co. CPAs
Fort Lauderdale, Florida

July 18, 1997 (March 6, 1998 as to the last paragraph hereof)

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
                                                                   ==========

 STOCKHOLDERS' DEFICIENCY:
     Cumulative preferred stock, $.01 par value; 1,000,000
       shares authorized; 138,640 shares issued and
       outstanding                                                      1,387
     Common stock, $.01 par value, 20,000,000 shares
       authorized; 3,212,672 shares issued and outstanding             32,294
     Additional paid-in capital                                     7,867,748
     Accumulated paid-in capital                                   (8,722,166)
     Subscriptions receivable                                         (47,000)
                                                                  -----------

     Total Stockholders' Deficiency                                  (867,737)
                                                                  -----------

     Total Liabilities and Stockholders' Deficiency                  $639,954
                                                                  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             FOR THE YEARS ENDED



                                                 APRIL 30, 1997  APRIL 27, 1996
 OPERATING EXPENSES:
     General and administrative                     $(400,903)      $(426,267)
                                                  -----------       ---------

 LOSS FROM OPERATIONS                                (400,903)       (426,267)

 OTHER EXPENSE
     Interest expense                                 (14,988)       (580,425)
                                                   ----------       ---------

 LOSS FROM CONTINUING OPERATIONS                     (415,891)     (1,006,692)
                                                   ----------       ---------

DISCONTINUED OPERATIONS:
      Loss from operations of the Sports             (569,996)       (990,919)
      Novelty and Souvenir business
      to be disposed of

      Estimated loss on disposal of Sports
      Novelty and Souvenir business                (1,387,575)             -
                                                  -----------       ---------
                                                   (1,957,571)       (990,919)
                                                   ----------       ---------
 NET LOSS                                         $(2,373,462)    $(1,997,611)
                                                  ============    ===========

 LOSS PER COMMON SHARE:
    Loss from continuing operations                    $(0.24)         $(0.84)
    Loss from discontinued operations                   (1.11)          (0.83)

 NET LOSS                                              $(1.35)         $(1.67)
                                                   ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES            1,767,373       1,197,780
                                                   ==========      ==========








The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

              FOR THE YEARS ENDED APRIL 30, 1997 AND APRIL 27, 1996




                                               Preferred Stock        Common Stock    Additional
                                           ---------------------- ------------------    Paid-in    Accumulated  Subscription
                                             Shares      Amount    Shares    Amount     Capital      Deficit     Receivable   Total
                                           ----------   --------- --------- --------  -----------  -----------  ------------ -------


BALANCE, April 29, 1995                       49,950   $   500   913,812   $  9,138  $5,025,707   $(4,351,093)           $  684,252
(as restated)

Issuance of common stock for acquisitions          -         -   268,166      2,681     733,046              -              735,727

Debt exchanged for common stock                    -         -   140,904      1,409     220,399              -              221,808

Debt exchanged for warrants                        -         -         -          -      37,959              -               37,959

Interest attributable to convertible debt                                               540,000                             540,000

Issuance of common stock for services              -         -   276,000      2,760     285,540              -              288,300

Net loss, year ended April 27, 1996                -         -         -          -           -    (1,997,611)       -   (1,997,611)
                                            --------   -------  ---------   --------   --------    ----------- --------   ----------
BALANCE, April 27, 1996                       49,950       500  1,598,882    15,988   6,842,651    (6,348,704)              510,435

Debt exchanged for common stock               88,690       887  1,249,030    12,658     691,995              -              705,540

Capital raised on private placement                -         -    354,760     3,548     312,202       (47,000)              268,750

Issuance of common stock for services              -         -     10,000       100      20,900              -               21,000

Net loss, year ended April 30, 1997                -         -          -         -           -    (2,373,462)       -   (2,373,462)
                                            --------  --------  ---------   -------   ---------    ----------- -------- -----------

BALANCE, April 30, 1997                      138,640  $  1,387  3,212,672  $ 32,294  $7,867,748   $(8,102,166) $(47,000)  ($867,737)
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

                              UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Year Ended
                                                                         -----------------------------------------------
                                                                                April 30, 1997          April 27, 1996
                                                                         -----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
    Net loss from continuing operations                                        $(415,891)                   $(1,006,692)
    Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
    Stock issued for services                                                     21,000                        164,904
    Interest on convertible debt                                                                                540,000

    Change in assets and liabilities:
      Decrease in deposits                                                             -                            151
                                                                              -----------                     ----------
Net cash used in continuing operations                                          (394,891)                      (301,637)
                                                                              -----------                     ----------

DISCONTINUED OPERATION:
    Loss from discontinued operations                                         (1,957,571)                      (990,919)
    Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
    Depreciation and amortization                                                562,417                        263,052
    Provision for doubtful accounts                                               (8,101)                        12,200
    Write down of inventories to net realizable value                            952,896                        317,988

    Change in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                       51,982                         26,307
        Inventories                                                               (8,647)                        78,151
        Other current assets                                                     196,203                         10,612

      Increase (decrease) in:
        Accounts payable and accrued expenses                                    120,355                        186,468
                                                                              -----------                     ----------
Net cash used in discontinued operations                                         (90,466)                       (96,141)
                                                                              -----------                     ----------
Net cash used in operating activities                                           (485,357)                      (397,778)
                                                                              -----------                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                              (436)                       (17,963)
    Acquisition of patents and trademarks                                         (3,339)                       (11,522)
    Acquisition of businesses                                                          -                        (84,400)
                                                                              -----------                     ----------
Net cash used in investing activities                                             (3,775)                      (113,885)
                                                                              -----------                     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                       268,750                              -
    Net repayments under line of credit                                                -                       (132,656)
    Advances from stockholders                                                         -                        625,672
    Issuance of related party loans                                              237,893                              -
    Repayment of loans payable                                                         -                        (39,249)
    Payment on capital lease obligations                                         (12,579)                       (14,334)
                                                                              -----------                     ----------
Net cash provided by financing activities                                        494,064                        439,433
                                                                              -----------                     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               4,932                        (72,230)

CASH AND CASH EQUIVALENTS, Beginning of Year                                      30,337                        102,567
                                                                              -----------                     ----------
CASH AND CASH EQUIVALENTS, End of Year                                        $   35,269                      $  30,337
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

Restatement
-----------

At the March 13, 1997 meeting of the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board, the SEC staff indicated that there should be a retroactive change in accounting principles for convertible securities. This position was set forth in EITF Topic No. D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature."

In connection with the provisions of convertible debt agreements with officers and directors in the fiscal year ended April 30, 1996 which provided for conversions into common stock at a discount to the then market price, the Securities and Exchange Commission staff concluded that this beneficial conversion feature increases the effective interest rate. Topic D-60 further concludes that the affected financial statements should be restated, accordingly, the financial statements for the year ended April 30, 1996 have been restated. The effect of the restatement to the year ended April 30, 1996 was to increase interest expense, the loss before discontinued operations and the net loss by $540,000 and to increase the loss per share before discontinued operations and the net loss per share by $.45.

In addition, the accumulated deficit and additional paid-in capital at April 29, 1995 have been restated and each increase by $80,000 to adjust for debt conversions prior to that date.

Accordingly, the accumulated effect of the aforementioned was to increase additional paid-in capital and accumulated deficit at April 30, 1996 and April 30, 1997 by $620,000.


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

In connection with a consulting agreement, the Company issued 142,000 shares of common stock all of which have been issued as of April 27, 1996. The shares were valued at the market value as of the date of the agreement; $1 per share or an aggregate of $142,000. This change was prorated over the 12-month period of the consulting contract.


In July 1996, a group of unrelated private investors purchased warrants from the Company at $.05 per warrant entitling the holders to purchase 1,433,333 shares of the Company's Common Stock at $.70 per share. The warrants were exercisable for six months. During July 1996, warrants to purchase 254,760 shares were exercised for gross proceeds of $250,000.

Other Stock Issuance's (Continued)
---------------------------------

During 1997, 10,000 shares were issued for services at a fair value of $21,000.

The Company issued 46,667 shares of common stock as payment to certain creditors. The debt and fair market value of the shares approximated $78,500.

Pursuant to a subscription agreement with unrelated private investors dated April 22, 1997, the Company sold 100,000 shares of common stock at $.97 per share and issued warrants to purchase 100,000 shares at $2.00 per share; 100,000 shares at $2.75 per share; and 100,000 shares at $3.00 per share. The warrants expire on April 30, 1999.

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