Form 10QSB
period 1998-01-31
UNIVERSAL HEIGHTS INC
filed 1998-03-20
CIK 891166

12


             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                       FORM  10 - QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934
          For the quarterly period ended January 31, 1998

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
Yes   X       No


      Number  of  shares  of the Common Stock  of  Universal
Heights,  Inc.  issued and outstanding as  of   February  1,
1998:  14,677,604.

      Transitional Small Business Disclosure Format   Yes __
No  X

                    UNIVERSAL HEIGHTS, INC.

                 PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

       The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended January 31, 1998 are not necessarily indicative of the results for the year ending April 30, 1998.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEET

                                           January 31,
                                              1998
                                          (Unaudited)
ASSETS:
Cash and cash equivalents                $      786,192
Prepaid expense                                 275,000
Deposits                                         10,316
Assets from discontinued operations              29,814
Cash restricted for regulatory
capitalization requirements                   5,300,000
Organizational costs (net of
accumulated amortization of $1,978)             152,738

    Total Current Assets                 $    6,554,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable                         $      948,079
Accrued expenses                                334,727
Due to related parties                          399,444
Other                                             6,931

     Total Current Liabilities           $    1,689,181

STOCKHOLDERS' EQUITY (DEFICIENCY):
Cumulative preferred stock, $.01 per
value; 1,000,000 shares authorized;
138,640 shares issued and outstanding             1,387
Common Stock,  $.01 par value,
20,000,000 shares authorized
14,677,604 shares issued at
January 31, 1997 and 3,229,442 at April
30, 1997 and outstanding                        146,326
Additional paid-in capital                   14,688,981
Accumulated deficit                          (9,971,815)
Subscriptions receivable                           -

Total Stockholders' Equity (Deficiency)       4,864,879


Total Liabilities and Stockholders'
Equity (Deficiency)                         $ 6,554,060



 The accompanying notes to consolidated financial statements are an integral part of these statements.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE PERIOD ENDED JANUARY 31, 1998




                                      Nine Months Ended
                                        January 31,
                                    1998             1997
OPERATING EXPENSES
 General and administrative        $(661,290)     $(608,462)

LOSS FROM OPERATIONS                (661,290)      (608,462)

OTHER INCOME & EXPENSES
 Interest income                      54,667            925
 Interest expense                     (5,122)        (9,280)

     Total Other Income (Expense)     49,545         (8,355)

LOSS FROM CONTINUING OPERATIONS     (611,745)      (616,817)

DISCONTINUED OPERATIONS:
 Loss from operations and disposal
of Sports  Novelty and Souvenir     (637,877)       (73,660)

NET LOSS                      $   (1,249,622)     $(690,477)

LOSS PER COMMON SHARES:
 Basic
 Loss from continuing operations     $ (0.11)     $  (0.21)
 Loss from discontinued operations     (0.11)        (0.02)

NET LOSS                            $  (0.22)     $  (0.23)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                      5,637,000     2,968,000



 The accompanying notes to consolidated financial statements are an integral part of these statements.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOW

                                            Nine Months Ended
                                               January 31,
                                            1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
   Net loss from continuing operations  $ (611,745)      $ (616,817)
   Adjustments to reconcile net
   loss from continuing operations
   to net cash used in continuing
    operations:
    Stock issued for services              118,201             -
    Interest on convertible debt             -                 -

     Change in assets and liabilities:
         Decrease in deposits                -                 -

Net cash used in continuing operations     (493,544)        (616,817)

 DISCONTINUED OPERATIONS:
 Loss from discontinued operations         (637,877)        ( 73,660)
 Adjustments to reconcile loss
 from discontinued operations to net
cash used in discontinued operations:
Stock issued for services                    88,750          (20,034)
Depreciation and amortization                35,752             -
Provision for doubtful accounts                -              86,207
Write down of inventories to net
realizable value                            138,324             -
Loss on disposal of property,
equipment and patents                       250,257             -

    Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                       -              70,282
      Inventories                           140,198        (  11,390)
      Other current assets                 (427,741)        (113,366)

   Increase in:
 Accounts payable and accrued expenses      235,528            1,660

Net cash provided by (used in)
discontinued operations                    (176,809)        ( 60,301)

Net cash used in operating activities      (670,353)        (677,118)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment          -               (7,647)
  Acquisition of patents and  trademarks      -               13,773
  Acquisition of businesses                   -                 -
  Deposit for regulatory capitalization
   requirements                          (5,300,000)            -

Net cash used in investing activities    (5,300,000)           6,086

The accompanying notes to consolidated financial statements are in integral part of these statements.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF CASH FLOW

                                               Nine Months Ended
                                       January 31,          January 31,
                                          1998                  1997
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common
    stock                                 6,717,189            460,000
    Net repayments under line of credit        -                  -
    Advances from stockholders               12,500            191,796
     Issuance of related party loans           -                  -
    Repayment of loans payable                 -                  -
    Payment on capital lease obligations     (8,413)           (9,594)

Net cash provided by financing activities   6,721,276          642,202

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            750,923          (28,830)

CASH AND CASH EQUIVALENTS,
Beginning of Period                          35,269            30,337

CASH AND CASH EQUIVALENTS,
End of Period                             $ 786,192          $  1,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                         $   4,155          $  8,831

SUPPLEMENTAL NONCASH FINANCING AND
 INVESTING ACTIVITIES

 Preferred stock issued in
  exchange for debt                      $    -             $   -

 Common stock issued in exchange
  for debt                               $   58,125         $  259,767

  Common stock issued in exchange
   for services                          $  206,951         $  288,300

  Common stock issued in exchange
    for acquisitions                     $    -             $  735,728

  Write-off of fully depreciated
    fixed assets:                        $  184,447         $  510,524


The accompanying notes to consolidated financial statements are in integral part of these statements.


                   UNIVERSAL HEIGHTS, INC.

      NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 1998
                          (Unaudited)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Universal Property & Casualty Insurance Company. All intercompany accounts and transactions have been eliminated in consolidation.

     The Company formed a wholly-owned subsidiary, Universal Property & Casualty Insurance Company. The subsidiary's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance and approved on October 29, 1997. In 1998, the subsidiary began operation through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

      The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA has become a major provider of original and renewal insurance coverage of Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature has approved a number of initiatives to depopulate the JUA, which to date has resulted in policies being acquired by private insurers and provides additional incentives to private insurance companies to acquire policies from the JUA.

      On December 4, 1997, the Company raised approximately $6,700,000 in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its Common Stock at a price of $.60 per share. The proceeds of this transaction are being used partially for working capital purposes and to meet the minimum regulatory capitalization requirements ($5,300,000) required by the Florida Department of Insurance to engage in this type of homeowners insurance company business.

      The consolidated balance sheet of Universal Heights, Inc. and Subsidiary (the "Company"), as of January 31, 1998, and the related consolidated statements of operations and cash flows for the period ended January 31, 1998 and 1997 are unaudited. The consolidated balance sheet as of April 30, 1997 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statement and footnotes of the year ended April 30, 1997, included in the Company's report on Form 10-KSB for the year ended April 30, 1997 and as amended.

     The interim financial statement reflects all adjustments (consisting of only normal and recurring accruals and adjustments)  which  are,  in  the  opinion  of  management,
necessary to a fair particular  interim    period  may   not
be indicative of results for the full year.

                   UNIVERSAL HEIGHTS, INC.

      NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


      Certain  reclassifications have been made in the  1997
financial statements to conform them to and make them consistent with the presentation used in the 1998 financial statements.

     In February 1998, the Company made a decision to change its accounting fiscal year end from April 30 to December 31.



NOTE 2 - DISCONTINUED OPERATIONS

      As of April 30, 1997, the Company ceased all marketing efforts of its core souvenir business and sports related products. During the nine-month period ended January 31,
1998, the Company limited its efforts to dispose of the remaining inventories and patents and charged an additional $637,877 to operations.

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

       On October 29, 1997, the Florida Department of Insurance ("DOI") approved the Company's application for a permit to organize UPCIC as a domestic insurance company in the State of Florida. On December 4, 1997, the Company raised approximately $6.72 million in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its Common Stock at a price of $.60 per share ("Private Offering"). The proceeds of the Private Offering have been used to meet the minimum regulatory capitalization requirements ($5,300,000) required by the DOI to obtain an insurance company license and for general working capital purposes. The Company received on December 31, 1997 a license to engage in underwriting homeowners insurance in the state of Florida.

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

Financial Condition

       Cash, cash equivalents and cash restricted for regulatory requirements at January 31, 1998 were $6,086,192 as compared with $35,269 at April 30, 1997. The increase is primarily the result of $6,725,380 capital raised in the Private Offering.

     Due to related parties at January 31, 1998 was $399,444 as compared to $305,678 at April 30, 1997. The increase is due to Deferred Salary to the President.

      The Company expects that the proceeds from the Private
Offering will be sufficient to finance its proposed plan of operations for the next twelve months.

Results  of Operations-- Nine Months Ended January 31,  1998
versus January 31, 1997

      During  the  nine months ended January 31,  1998,  the
Company did not actively market its core product line resulting in sales decreasing from $149,622 for the nine months ended January 31, 1997 to $9,170 for the nine months ended January 31, 1998. The decision to discontinue marketing efforts was based on the projected continued losses, inability to achieve critical mass and lessened demand for the products because of market factors. The Company does not expect to incur material losses on the disposition of these product lines.

The   Company   is   actively  pursuing  its   strategy   of
diversifying  into  the  financial services  industry.   The
Company is now licensed as a property and casualty insurer in the state of Florida.

Results of Operations-- Three Months Ended January 31,  1998
versus January 31, 1997

      During the three months ended January 31, 1998, the Company did not engage in sales or marketing of its core product line. The decision to discontinue marketing efforts was based on the projected continued losses, inability to achieve critical mass and lessened damand for the products because of market factors.

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

     Item 2.   Changes in Securities

           On January 14, 1998, the Company agreed to issue 45,000 shares of Common Stock of the Company at a price of $1.00 per share to Sherman and Fischman, P.A., with whom the Company has had an ongoing professional relationship, in consideration for services rendered to the Company. In addition, pursuant to an investment banking agreement dated December 24, 1997 between the Company and Hermitage Capital Corp. ("Hermitage"), the Company agreed to issue 200,000 shares of Common Stock to Hermitage at a price of $.75 per share. The shares of Common Stock in each of the above issuance were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


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


                                  UNIVERSAL  HEIGHTS,INC.



                                      _________________________
                                      BRADLEY  I.  MEIER, President

DATE:  March 20, 1998