Form 10KSB/A
period 1997-04-30
UNIVERSAL HEIGHTS INC
filed 1998-03-30
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A # 4
                              AMENDED AND RESTATED

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                        COMMISSION FILE NUMBER 0-20848

                           UNIVERSAL HEIGHTS, INC.
                (Name of small business issuer in its charter)

      DELAWARE                                              65-0231984
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

      19589 N.E. 10th Avenue                                   33179
      Miami, Florida                                         (Zip Code)
(Address of principal executive offices)

Company's telephone number, including area code: (305) 653-4274

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE                          NASDAQ
REDEEMABLE COMMON STOCK PURCHASE WARRANTS             NASDAQ
(Title of each class)                        (Name of exchange where registered)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
YES __X__  NO ___

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

      Transitional Small Business Disclosure Format: YES ____    NO __X__

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

                          SUMMARY COMPENSATION TABLE

                              Annual Compensation        Long-Term Compensation
                                                               Securities
Name and                                                       Underlying
Principal Position        Year      Salary    Bonus              Options
------------------        ----      ------    -----      ----------------------
Bradley I. Meier          1997     $ 75,000   $  -               90,000
 President and Chief      1996       75,000      -               90,000
 Executive Officer        1995       75,000      -                3,750


    AGGREGATED OPTION EXERCISES DURING 1997 AND FISCAL YEAR END OPTION VALUES

                                       Number of Securities       Number of Unexercised
                                      Underlying Unexercised          In-the-Money
             Shares                          Options at                Options at
            Acquired                       April 30, 1997            April 30, 1997
               On         Value        Exer-          Unexer-    Exer-          Unexer-
Name        Exercise    Realized      Cisable         Cisable    Cisable        Cisable
----        --------    --------      -------         -------    -------        -------

Bradley I.
Meier         -             -          937,750           -          -              -


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

-----------------

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

(3) Consists of (i) (a) 962,829 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase 90,000 shares at an exercise price of $1.13 per share, and options to purchase 500,000 shares at $1.25 per share and options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 which vest on May 1, 1997, (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75, warrants to purchase 339,959 shares at an exercise price of $3.00 per share, warrants to purchase 82,000 shares of Common Stock at $1.00 and warrants to purchase 131,700 shares of Common Stock at a price of $.75 per share, (d) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, a Florida general partnership ("Belmer"), of which Mr. Meier is a general partner. Excludes options to purchase 250,000 shares of Common Stock at $1.06 per share which vest on November 2, 1997 and unvested options to purchase 1,000,000 shares of Common Stock at $1.06 per share granted pursuant to Mr. Meier's new employment agreement. Also excludes all securities owned by Norman Meier and Phylis Meier, Mr. Meier's father and mother, respectively. Mr. Meier is the President, Chief Executive Officer and a Director of the Company.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As of April 27, 1996 and April 30, 1997, the Company owed $60,873 and $131,423, respectively, in accrued salary to Bradley Meier. In addition, during the year ended April 27, 1996, $37,959 of accrued salaries were forgiven in exchange for the issuance of warrants to purchase 37,959 shares of Common Stock at $3.00 per share, through August 11,2005.

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

                                                UNIVERSAL HEIGHTS, INC.


Date: March 30, 1998                            _____________________________
                                                Bradley I. Meier, President

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
















                                     F-1

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

The financial statements have been restated, as discussed in Note 1, to conform to the requirements for accounting for convertible debt securities.

Millward & Co. CPAs
Fort Lauderdale, Florida
July 18, 1997 (March 30, 1998 as to the last paragraph hereof)

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


                                    ASSETS


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

            FOR THE YEARS ENDED APRIL 30, 1997 AND APRIL 27, 1996

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OPF CASH FLOWS

                             FOR THE YEARS ENDED

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                APRIL 30, 1997


                                    ASSETS

     Cash and cash equivalents                                        $35,269
     Prepaid insurance                                                  2,502
     Deposits                                                           9,816
     Assets from discontinued operations                              592,367
                                                                      -------

         Total Current Assets                                        $639,954
                                                                     ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                                                 987,619
      Accrued expenses                                                199,050
     Due to related parties                                           305,678
     Capitalized lease obligations                                     15,344
                                                                    ---------

     Total Current Liabilities                                      1,507,691
                                                                    =========

 STOCKHOLDERS' DEFICIENCY:
     Cumulative preferred stock, $.01 par value; 1,000,000
       shares authorized; 138,640 shares issued and
       outstanding                                                      1,387
     Common stock, $.01 par value, 20,000,000 shares
       authorized; 3,212,672 shares issued and outstanding             32,294
     Additional paid-in capital                                     7,867,748
     Accumulated paid-in capital                                   (8,722,166)
     Subscriptions receivable                                         (47,000)
                                                                    ---------

     Total Stockholders' Deficiency                                  (867,737)
                                                                    ---------

     Total Liabilities and Stockholders' Deficiency                  $639,954
                                                                    =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED



                                                April 30, 1997    April 27, 1996
                                                --------------    --------------
OPERATING EXPENSES:
    General and administrative                    $(400,903)        $(426,267)
                                                   ---------         ---------


LOSS FROM OPERATIONS                               (400,903)         (426,267)

OTHER EXPENSE
    Interest expense                                (14,988)         (580,425)
                                                  ---------         ---------

LOSS FROM CONTINUING OPERATIONS                    (415,891)       (1,006,692)
                                                   ---------        ----------

DISCONTINUED OPERATIONS:
      Loss from operations of the Sports
      Novelty and Souvenir business
      to be disposed of                            (569,996)         (990,919)


      Estimated loss on disposal of Sports
      Novelty and Souvenir business              (1,387,575)                -
                                                 ----------       -----------
                                                 (1,957,571)         (990,919)
                                                -----------       -----------
NET LOSS                                        $(2,373,462)      $(1,997,611)
                                                ===========       ===========

LOSS PER COMMON SHARE:
    Loss from continuing operations                  $(0.24)           $(0.84)
    Loss from discontinued operations                 (1.11)            (0.83)

NET LOSS                                             $(1.35)           $(1.67)
                                                ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          1,767,373         1,197,780
                                                ===========       ===========




The accompanying notes to consolidated financial statements are an integral part of these statements.



                                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                             FOR THE YEARS ENDED APRIL 30, 1997 AND APRIL 27, 1996

                                 Preferred Stock        Common Stock         Additional
                                 ---------------       --------------         Paid-in     Accumulated    Subscription
                               Shares     Amount       Share    Amount        Capital       Deficit      Receivable      Total
                               ------     ------       -----    ------       ----------   -----------    ------------    -----
BALANCE, April 29, 1995
 (as restated)                 49,950       $500     913,812   $9,138       $5,025,707    $(4,351,093)                  $684,252

Issuance of common stock for
  acquisitions                      -          -     268,166    2,681          733,046              -                    735,727

Debt exchanged for common
  stock                             -          -     140,904    1,409          220,399              -                    221,808

Debt exchanged for warrants         -          -           -        -           37,959              -                     37,959

Interest attributable to
  convertible debt                  -          -           -        -          540,000                                   540,000

Issuance of common stock for
  services                          -          -     276,000    2,760          285,540              -                    288,300

Net loss, year ended
April 27, 1996                      -          -           -        -                -     (1,997,611)           -    (1,997,611)
                              -------     ------     -------   ------        ---------     ----------      -------    ----------

BALANCE, April 27, 1996
  (as restated)                49,950        500   1,598,882    15,988        6,842,651     (6,348,704)          -       510,435

Debt exchanged for
  common stock                 88,690        887   1,249,030    12,658          691,995              -           -       705,540

Capital raised on private
  placement                         -          -     354,760     3,548          312,202              -     (47,000)      268,750

Issuance of common stock
  for services                      -          -      10,000       100           20,900              -           -        21,000

Net loss, year ended
April 30, 1997                      -          -           -         -               -      (2,373,462)          -    (2,373,462)
                              -------     ------   ---------   -------      ----------     -----------    --------    ----------

BALANCE, April 30, 1997       138,640     $1,387   3,212,672   $32,294      $7,867,748     $(8,722,166)   $(47,000)    $(867,737)
                              =======     ======   =========   =======      ==========     ===========    ========     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.




                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Year Ended
                                                                   --------------------------------------------
                                                                     April 30, 1997              April 27, 1996
                                                                    --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
     Net loss from continuing operations                                $(415,891)                 $(1,006,692)
     Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
     Stock issued for services                                             21,000                      164,904
     Interest on convertible debt                                                                      540,000
     Change in assets and liabilities:
          Decrease  in deposits                                                 -                          151
                                                                        ---------                  -----------

Net cash used in continuing operations                                   (394,891)                    (301,637)
                                                                        ---------                  -----------

DISCONTINUED OPERATION:
     Loss from discontinued operations                                 (1,957,571)                    (990,919)
     Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
     Provision for doubtful accounts                                       (8,101)                      12,200
     Write down of inventories to net realizable value                    952,896                      317,988
     Change in assets and liabilities: (Increase) decrease in:
         Accounts receivable                                               51,982                       26,307
         Inventories                                                       (8,647)                      78,151
         Other current assets                                             196,203                       10,612

         Increase (decrease) in:                                          120,355                      186,468
                                                                        ---------                    ---------
           Accounts payable and accrued expenses

     Net cash used in discontinued operations                             (90,466)                     (96,141)
                                                                        ---------                    ---------
     Net cash used in operating activities                               (485,357)                    (397,778)
                                                                        ---------                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                      (436)                     (17,963)
     Acquisition of patents and trademarks                                 (3,339)                     (11,522)
     Acquisition of businesses                                                  -                      (84,400)
                                                                        ---------                    ---------

Net cash used in investing activities                                      (3,775)                    (113,885)
                                                                        ---------                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                               268,750                            -
     Net repayments under line of credit                                        -                     (132,656)
     Advances from stockholders                                                 -                      625,672
     Issuance of related party loans                                      237,893                            -
     Repayment of loans payable                                                 -                      (39,249)
     Payment on capital lease obligations                                 (12,579)                     (14,334)
                                                                        ---------                    ---------

Net cash provided by financing activities                                 494,064                      439,433
                                                                        ---------                    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        4,932                      (72,230)

  CASH AND CASH EQUIVALENTS, Beginning of Year                             30,337                      102,567
                                                                         --------                    ---------

  CASH AND CASH EQUIVALENTS, End of Year                                  $35,269                     $30,337
                                                                         ========                    ========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED


                                                 April 30, 1997   April 27, 1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Interest paid                                  $   9,479        $    8,831
                                                  =========        ==========

SUPPLEMENTAL NONCASH OPERATING, FINANCING
AND INVESTING ACTIVITIES:
   Preferred stock issued in exchange for debt    $     887        $        -
                                                  =========        ==========

   Common stock issued in exchange for debt       $ 704,653        $  259,676
                                                  =========        ==========

   Common stock issued in exchange for
     services provided                            $  21,000        $  123,396
                                                  =========        ==========

   Common stock issued in exchange
     for acquisitions                             $       -        $  735,728
                                                  =========        ==========
   Write-off of fully depreciated fixed assets    $       -        $  510,524
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

Restatement
-----------

In connection with the provisions of convertible debt agreements with officers and directors in the fiscal year ended April 30, 1996 which provided for conversions into common stock at a discount to the then market price, it has been concluded that this beneficial conversion feature increases the effective interest rate and that the affected financial statements should be restated. Accordingly, management restated the financial statements for the year ended April 30, 1996 to conform to these requirements as stated in the March 13, 1997 meeting of the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board and set forth in EITF Topic D-60. The effect of the restatement to the year ended April 30, 1996 was to increase interest expense, the loss from continuing operations and the net loss by $540,000 and to increase the loss per share from continuing operations and the net loss per share by $.45.

In addition, the accumulated deficit and additional paid-in capital at April 29, 1995 have been restated and each increased by $80,000 to adjust for debt conversions prior to that date.

Accordingly, the accumulated effect of the aforementioned was to increase additional paid-in capital and accumulated deficit at April 30, 1996 and April 30, 1997 by $620,000. The accounting for this transaction had no effect on assets, liabilities or total stockholders' equity.

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

Assets of the core business to be disposed of, at their expected net realizable values, consisted of the following at April 30, 1997:

            Inventories                                $     300,000
            Patents and trademarks                           200,000
            Property, equipment and other assets              92,367
                                                       -------------

            Total assets from discontinued operations  $    592,367
                                                       ------------

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

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 3 - COMPANY INDEBTEDNESS

The future minimum lease payments under capital leases together with the present value of the minimum lease payments as of April 30, 1997 are as follows:

                   1998                                     $     11,735
                   1999                                            3,963
                   2000                                            1,289
                                                            ------------

                  Total minimum lease payments                    16,987

                  Less: amount representing interest               1,643
                                                            ------------

                  Present value of minimum lease payments   $     15,344
                                                            ============

The balance has been treated as a current liability as management is attempting to terminate these leases.

NOTE 4 - DUE TO RELATED PARTIES

Note payable to an officer and director, with
interest at prime (8.25%) plus 2%, convertible
into 15,429 shares of Common Stock; if note is
converted,  warrants to purchase 15,429 shares
of Common Stock at $1.75 per share, will be issued.                    27,000

Deferred salary, due on demand, non-interest bearing.                 131,423

Accrued royalties related to acquisition of business.                   7,670

Accrued interest, due on demand, non-interest bearing.                139,585
                                                                      -------

                                                                      305,678

Less current portion                                                  305,678
                                                                     --------
                                                                     $      -
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

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 6 - STOCKHOLDERS' DEFICIENCY (Continued)


                                         Number of Shares   Price per Share

Outstanding, April 29, 1995                  107,625        $ 6.00 - 22.00
      Granted                                      -
      Cancelled                               (9,750)         6.00 - 10.00
                                             -------

Outstanding, April 27, 1996                   97,875          6.00 - 22.00
      Granted                                      -
      Cancelled                              (62,250)         6.00 - 22.00
                                            --------        --------------

Outstanding, April 30, 1997                  (35,625)       $ 6.00 - 22.00
                                            ========        ==============

Options exercisable at April 30, 1997
are as follows                                15,625                $22.00
                                               8,750                  6.00
                                               5,625                  9.00
                                               5,625                 12.50
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

Other Stock Options (Continued)
-------------------------------

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

In addition, the Company issued warrants to purchase 37,959 and 16,667 shares of Common Stock, respectively, to the president of the Company in connection with the forgiveness of salary and to a former officer in connection with the conversion of salary into Common Stock. Each such warrant is exercisable at a price of $3.00 per share through August 11, 2005. The Company has also issued warrants to purchase a total of 2,185,000 shares of Common Stock in connection with professional services as follows: warrants to purchase 75,000 shares of Common Stock, exercisable at $3.00 per share through May 11, 2005; warrants to purchase 10,000 shares of Common Stock, exercisable at $1.00 per share through October 23, 1998; warrants to purchase 40,000 shares of Common Stock, exercisable at $1.75

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        April 30, 1997 and April 27, 1996

NOTE 6 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Warrants (Continued)
--------------------

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

Other Stock Issuance's (Continued)
----------------------------------

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

NOTE 9 - LITIGATION

The following outlines pending litigation against Universal Heights:

Walker And Martin Vs. Universal Heights
---------------------------------------

This is a cause of action in the Circuit Court for Pinellas County, Florida. The Plaintiffs have asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The amount in controversy is in excess of $15,000, but no specific amount is claimed. The Complaint includes claims for breach of employment agreements, breach of royalty agreements and other relief. It is too early to determine the outcome


Note 10- SUBSEQUENT EVENTS
         -----------------

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