Form 10QSB/A
period 1997-07-31
UNIVERSAL HEIGHTS INC
filed 1998-04-07
CIK 891166

1


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                        FORM  10 - QSB/A
                        (Amendment No.   2    )

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934
          For the quarterly  ended July  31,   1997

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE  ACT OF 1934
  For the transition period from __________  to  ____________


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


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEET

                                   July 31,       April 27,
                                     1997           1997
                                  (Unaudited)
ASSETS:
Cash and cash equivalents       $    24,137    $   35,269
Prepaid Insurance                      0            2,502
Deposits                              9,816         9,816
Assets from discontinued operations 436,766       592,367

  Total Current Assets            $ 470,719    $  639,954

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                $ 1,059,267    $  987,619
Accrued expenses                    196,245       199,050
Due to related parties              340,024       305,678
Capitalized lease obligations        12,217        15,344

     Total Current Liabilities  $ 1,607,753    $1,507,691

STOCKHOLDERS' DEFICIENCY:
Cumulative preferred stock, $.01
per value; 1,000,000 shares
authorized; 138,640 shares issued
and outstanding                       1,387         1,387
Common Stock,  $.01 par value,
20,000,000 shares authorized
   3,229,442     shares issued and
outstanding                          32,294        32,294
Additional paid-in capital        7,247,748     7,867,748
Accumulated deficit              (8,371,463)   (8,722,166)
Subscriptions receivable            (47,000)      (47,000)

  Total Stockholders' Deficiency (1,137,034)     (867,737)


  Total Liabilities and
      Stockholders' Deficiency     $470,719    $  639,954



 The accompanying notes to consolidated financial statements are an integral part of these statements.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE PERIOD ENDED JULY 31, 1997

                                        Three Months Ended
                                   July 31, 1997       July 31, 1996

OPERATING EXPENSES
 General and administrative         $  (228,939)       $   (73,050)

LOSS FROM OPERATIONS                   (228,939)           (73,050)

OTHER EXPENSES
  Interest expense                       (1,559)            (2,651)

LOSS FROM CONTINUING OPERATIONS        (230,498)           (75,701)

DISCONTINUED OPERATIONS:
 Loss from operations of the Sports
 Novelty and Souvenir business to be
 disposed of                            (38,771)          (128,213)

NET LOSS                            $  (269,269)       $  (203,914)
LOSS PER COMMON SHARES:
 Loss from continuing operations    $     (0.07)       $     (0.03)
 Loss from discontinued operations        (0.01)             (0.05)

NET LOSS                            $     (0.08)       $     (0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                3,426,000          2,740,000



 The accompanying notes to consolidated financial statements are an integral part of these statements.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOW

                                               Three Months Ended
                                            July 31,           July 31,
                                             1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
    Net loss from continuing operations     $ (230,498)     $   (75,701)

 DISCONTINUED OPERATIONS:
 Loss from discontinued operations             (38,771)        (128,215)
 Adjustments to reconcile gain from
 discontinued operations to net cash
 used in discontinued operations:
Depreciation and amortization                   12,651           26,760

 Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                        (3,555)          29,334
      Inventories                              146,477           (4,909)
      Other current assets                       2,502           36,392

   Increase (decrease) in:
     Accounts payable and accrued expenses      61,173          (66,882)

Net cash provided by (used in) discontinued
 operations                                    180,477         (107,520)

Net cash used in operating activities          (50,021)        (183,221)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment             -                3,318
  Acquisition of patents and trademarks          -                 (176)

Net cash used in investing activities            -                3,142

The accompanying notes to consolidated financial statements are in integral part of these statements.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF CASH FLOW

                                               Three Months Ended
                                             July 31,          July 31,
                                               1997              1996
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock        -               218,750
    Advances from stockholders                42,016             33,694
    Payment on capital lease obligations      (3,127)            (3,476)

Net cash provided by financing activities     38,889            248,968

NET DECREASE IN CASH AND                     (11,132)           (68,889)
 CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of
Period                                        35,269             30,337

CASH AND CASH EQUIVALENTS, End of Period    $ 24,137           $ 99,226

SUPPLEMENT DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                           $    -             $    509

SUPPLEMENTAL NONCASH FINANCING AND
 INVESTING ACTIVITIES

  Common stock issued in exchange for debt  $    -             $566,000


The accompanying notes to consolidated financial statements are in integral part of these statements.



                   UNIVERSAL HEIGHTS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

       The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note
(1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997.

   NOTE 2 - RESTATEMENT

      The April 30, 1997 balance sheet has been restated  to
conform   to  the  requirements  for  accounting  for   debt
securities.


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

                                    UNIVERSAL  HEIGHTS, INC.


                                 /s/
                                      BRADLEY  I.  MEIER,
                                      President

DATE:  April 7, 1997