Form 10QSB/A
period 1997-10-31
UNIVERSAL HEIGHTS INC
filed 1998-04-07
CIK 891166

11

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                      FORM  10 - QSB/   A
                        (Amendment No. 1)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934
          For the quarterly period ended October 31,   1997

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE  ACT OF 1934
    For the transition period from _________  to  ____________


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


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEET

                                   October 31,          April 30,
                                     1997                1997
                                   (Unaudited)         (Unaudited)

ASSETS:
Cash and cash equivalents           $       40       $    35,269
Prepaid Insurance                            -             2,502
Deposits                                 9,816             9,816
Assets from discontinued operations    422,135           592,367

     Total Current Assets           $  431,991       $   639,954

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                   $ 1,093,900       $   987,619
Accrued expenses                       219,121           199,505
Due to related parties                 404,459           305,678
Capitalized lease obligations            9,018            15,344

     Total Current Liabilities     $ 1,726,498       $ 1,507,691

STOCKHOLDERS' DEFICIENCY:
Cumulative preferred stock, $.01
per value; 1,000,000 shares
authorized; 138,640 shares issued
and outstanding                          1,387             1,387
Common Stock,  $.01 par value,
20,000,000 shares authorized
   3,423,608     shares issued    at
October 31, 1997 and
3,229,442 at April 30, 1997
and outstanding                         34,236            32,294
Additional paid-in capital           8,133,882         7,867,748
Accumulated deficit                 (9,464,012)       (8,722,166)
Subscriptions receivable                 -               (47,000)

Total Stockholders' Deficiency      (1,294,507)         (867,737)


 Total Liabilities and Stockholders'
   Deficiency                      $   431,991       $   639,954



 The accompanying notes to consolidated financial statements are an integral part of these statements.

           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE PERIOD ENDED OCTOBER 31, 1997




                            Six Months Ended      Three Months Ended
                              October 31,              October 31,
                           1997        1996         1997          1996

OPERATING EXPENSES
 General and
  administrative     $(579,106)     $(196,727)   (350,167)       $(123,677)


LOSS FROM OPERATIONS   (579,106)     (196,727)   (350,167)        (123,677)

OTHER EXPENSES
  Interest expense       (2,989)      (4,805)      (1,430)          (2,154)

LOSS FROM CONTINUING
 OPERATIONS            (582,095)     (201,532)    (351,597)       (125,831)

DISCONTINUED OPERATIONS:
 Loss from operations
 and    disposal of
   Sports Novelty and
   Souvenir            (159,724)     (246,396)     (120,953)       (118,183)

NET LOSS             $(741,819)     $(447,928)   $(472,550)       $(244,014)

LOSS PER COMMON SHARES:
 Loss from continuing
   operations            $(0.18)    $ (0.07)      $(0.11)         $(0.05)
 Loss from discontinued
  operations              (0.05)      (0.09)       (0.04)          (0.04)

NET LOSS                 $(0.23)    $ (0.16)      $(0.15)         $(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES         3,240,000    2,843,000     3,251,000        2,792,000



 The accompanying notes to consolidated financial statements are an integral part of these statements.
           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 Six Months Ended
                                                   October 31,
                                              1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
    Net loss from continuing operations     $(582,095)         $ (201,532)
       Adjustments to reconcile net
      loss from continuing operations
      to net cash used in continuing
      operations:
     Stock issued for services                118,201                -

Net cash used in continuing operations      (463,894)           (201,532)

DISCONTINUED OPERATIONS:
 Loss from discontinued operations           (159,724)          (246,396)
 Adjustments to reconcile gain from
 discontinued operations to net cash
 used in discontinued operations:
Depreciation and amortization                 25,263            58,219
   Stock issued for services                  88,750              -

 Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                   (4,183)             18,232
      Inventories                         149,125             (21,155)
      Other current assets                  2,502             (70,584)

Increase in:
     Accounts payable and accrued
       expenses                           176,806             13,293

Net cash provided by (used in)
  discontinued operations                 278,539           (248,391)

Net cash used in operating activities
                                         (185,355)          (449,923)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment         -               (7,647)
  Acquisition of patents and trademarks      -               12,647

Net cash used in investing activities        -                5,000

The accompanying notes to consolidated financial statements are in integral part of these statements.


           UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF CASH FLOW

                                            Six Months Ended
                                   October 31,          October 31,
                                     1997                  1996
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of
      common stock                    50,000             320,000
    Advances from stockholders       106,451             102,337
    Payment on capital lease
      obligations                     (6,325)             (6,720)

Net cash provided by financing
   activities                        150,126             415,617

NET DECREASE IN CASH AND             (35,229)            (29,306)
 CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
 Beginning of Period                  35,269              30,337

CASH AND CASH EQUIVALENTS,
  End of Period                       $   40          $    1,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                     $ 8,530         $    1,030

SUPPLEMENTAL NONCASH FINANCING AND
 INVESTING ACTIVITIES

    Common stock issued in exchange
      for debt                      $  58,125         $  631,850


The accompanying notes to consolidated financial statements are in integral part of these statements.

                   UNIVERSAL HEIGHTS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


   (1) SIGNIFICANT ACCOUNTING POLICIES:

      The consolidated balance sheet of Universal Heights, Inc. and Subsidiary (the "Company"), as of October 31, 1997, and the related consolidated statements of operations and cash flows for the periods ended October 31, 1997 and 1996 are unaudited. The consolidated balance sheet as of April 30, 1997 has been derived from audited financial statements and footnotes for the year ended April 30, 1997, included in the Company's report on Form 10-KSB.

       The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.

      Certain  reclassifications have been made in the  1996
financial statements to conform them to and make them consistent with the presentation used in the 1997 financial statements.

   (2) ISSUANCE OF STOCK:

      On October 10, 1997, the Company issued 194,166 shares for past services and to pay debt. The shares have been valued based at the fair market value, accordingly, $118,200 has been charged to continuing operations, $88,750 to discontinued operations, and $58,125 to settle debt.

   (3) PRIVATE PLACEMENT:

      On December 4, 1997, the Company raised approximately $6,720,000 through the private placement of an aggregate of $11,208,996 shares of the Company's Common Stock at a price of $.60 per share to various institutional and/or otherwise accredited investors. The net proceeds will be used to capitalize the Company's wholly-owned subsidiary, Universal Property & Casualty Insurance Company, and for general working capital purposes.

      The Company expects that the proceeds from the Private
Offering will be sufficient to finance its proposed plan of operations for the next twelve months.

   (4) RESTATEMENT:

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
versus October 31, 1996

      During  the  six months ended October  31,  1997,  the
Company did not actively market its core product line resulting in sales decreasing from $123,983 for the six months ended October 31, 1996 to $9,170 for the six months ended October 31, 1997, which is included in discontinued operations. The loss from the operations of the core product line decreased from $246,396 in fiscal 1996 to $159,724 in fiscal 1997 and included costs of $88,750 attributable to stock issued for services. In addition, general and administrative costs include $118,201 of similar costs for stock issuances to pay for professional fees. The decision to discontinue marketing efforts was based on the projected continued losses, inability to achieve critical mass and lessened demand for the products because of market factors. The Company does not expect to incur material losses on the disposition of these product lines.

Results of Operations -- Three Months Ended October 31, 1997
versus October 31, 1996

During the three months ended October 31, 1997, the Company did not actively market its core product line resulting in sales decreasing from $61,036 for the three months ended
October 31, 1996 to $3,902 for the three months ended October 31,1997. The loss from the operations of the core product line increased from $118,183 in fiscal 1996 to
   $120,953     in fiscal 1997   and includes costs of $88,750
attributable  to  stock issued for services.   In  addition,
general and administrative costs include $118,201 of similar costs for stock issuances to pay for professional fees. The decision to discontinue marketing efforts was based on
the   projected  continued  losses,  inability  to   achieve
critical mass and lessened demand for the products because of market factors. The Company does not expect to incur material losses on the disposition of these product lines.

The  Company is actively pursuing a strategy to  enter  into
the  financial    services     industry.   The  Company  plans  to
qualify as a property and casualty insurer through the state of Florida market challenge program.

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

     Item 2.   Changes in Securities

           On October 10, 1997, the Company issued 194,166 shares of Common Stock of which 167,500 shares were issued in connection with past services rendered by various consultants and 26,666 were issued for repayment of a note issued by the Company to an existing shareholder of the Company. Of the shares issued, 132,500 were valued at $1.25 and 61,666 were valued at $1.61. The shares of Common Stock in the above issuances were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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


                                    UNIVERSAL  HEIGHTS, INC.

                                    ______________________________
                                    BRADLEY  I.  MEIER, President


DATE:  April 7, 1998