Form 10QSB
period 1998-03-31
UNIVERSAL HEIGHTS INC
filed 1998-05-15
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1998

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE  ACT OF 1934
            For the transition period from ______________ to ______________


                         COMMISSION FILE NUMBER 0-20848


                             UNIVERSAL HEIGHTS, INC.
                 (Name of small business issuer in its charter)


          DELAWARE                                          65-0231984
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


      2875 N.E. 191 Street
      Suite 400 A
      Miami, Florida                                          33180
---------------------------------------                     ---------
(Address of principal executive offices)                    (Zip Code)


Company's telephone number, including area code: (305) 653-4274


      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

      Number of shares of the Common Stock of Universal Heights, Inc. issued and outstanding as of February 1, 1998: 14,679,584.

      Transitional Small Business Disclosure Format   Yes / /   No  /X/

                             UNIVERSAL HEIGHTS, INC.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

      The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (Unaudited)


                                     ASSETS
Equity securities available for sale at cost which
approximates fair value                                      $    354,005
Cash and cash equivalents                                       6,551,008
Prepaid reinsurance premiums                                      442,800
Other receivables                                                  12,655
Property and equipment, net                                         6,661
Deposits                                                           10,316
Organization costs                                                151,461
Cash restricted for regulatory capitalization requirements      5,300,000
                                                             ------------

Total Assets                                                 $ 12,828,906
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Unpaid losses and loss adjustment expenses               $    262,741
    Unearned premiums                                           2,715,224
    Accounts payable                                              856,064
    Other accrued expenses                                        734,109
    Due to related parties                                        369,563
    Provision for insurance                                     2,503,261
                                                             ------------

      Total Liabilities                                         7,440,962
                                                             ------------

STOCKHOLDERS' EQUITY:
Cumulative preferred stock, $.01 par value, 1,000,000
    shares authorized, 138,640 shares issued and
    outstanding                                                     1,387
 Common stock, $.01 par value, 20,000,000 shares
    authorized, 14,677,600 shares issued                          146,776
Additional paid-in capital                                     14,793,571
Accumulated deficit                                            (9,553,790)
                                                             ------------

Total Stockholders' Equity                                      5,387,944
                                                             ------------
Total Liabilities and Stockholders' Equity                   $ 12,828,906
                                                             ============


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                         For the Three Months Ended
                                                           March 31,     April 30,
                                                       --------------- --------------
                                                                1998        1997
                                                       --------------- --------------
PREMIUMS EARNED AND OTHER REVENUES
    Assumed written                                    $  1,571,076      $       --

    Reinsurance ceded                                      (769,486)             --
                                                       ------------      ------------

      Net Written                                           801,590              --

Net investment income                                        92,117              --
Other income (expense)                                        3,065            (6,633)
                                                       ------------      ------------

      Total Revenues                                        896,772            (6,633)
                                                       ------------      ------------

OPERATING COSTS AND EXPENSES:
    Losses and loss adjustment expenses                     310,932              --
    General and administrative expenses                     213,009           100,226
                                                                         ------------

      Total Operating Expenses                              523,941           100,226
                                                       ------------      ------------

INCOME FROM CONTINUING OPERATIONS                           372,831          (106,859)

DISCONTINUED OPERATIONS:
    Loss from operations of the sports novelty and
    souvenir business                                          --            (188,551)
    Loss on disposal of sports novelty and
          souvenir business                                    --          (1,387,575)
                                                       ------------      ------------

      Loss from Discontinued Operations                        --          (1,576,126)
                                                       ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                           372,831        (1,682,985)

Federal income tax provision                                   --                --
                                                       ------------      ------------

NET INCOME (LOSS)                                      $    372,831      $ (1,682,985)
                                                       ============      ============

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted:
    Income (loss) from continuing operations           $       0.03      $      (0.06)
    Income (loss) from discontinued operations                 --               (0.89)
                                                       ------------      ------------

Net income (loss)                                      $       0.03      $      (0.95)
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               14,615,834         1,767,373
                                                       ============      ============



                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 MARCH 31, 1998
                                   (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $   372,831
    Add (deduct):
    Adjustments to reconcile net income to cash provided by operations:
      Amortization and depreciation                                            28,397

 Net change in non-cash balances relating to operations:
      Other receivables and deposits                                            8,323
      Organization costs                                                      (40,520)
      Prepaid reinsurance premiums                                           (442,800)
      Accounts payable                                                       (174,021)
      Accrued expenses                                                        437,717
      Unpaid losses and loss adjustment expenses                              262,741
      Unearned premiums                                                     2,715,224
      Due to related parties and other                                        (43,598)
      Provision for insurance                                               2,503,261
                                                                          -----------

Net cash provided by operating activities                                   5,627,555
                                                                          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equity securities                                            (354,005)

Net cash used in investing activities                                        (354,005)
                                                                          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                    105,040
                                                                          -----------

Net cash provided by financing activities                                     105,040
                                                                          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   5,378,590

CASH AND CASH EQUIVALENTS, Beginning of Period                              1,172,418
                                                                          -----------

CASH AND CASH EQUIVALENTS, End of Period                                  $ 6,551,008
                                                                          ===========


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Universal Property & Casualty Insurance Company. All intercompany accounts and transactions have been eliminated in consolidation.

The Company formed a wholly-owned subsidiary, Universal Property & Casualty Insurance Company. The subsidiary's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance and approved on October 29, 1997. In 1998, the subsidiary began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

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

No  income  taxes  have  been   provided  as  the  Company  has  utilized   loss
carryforwards.

On March 10, 1998, the Company made a decision to change its accounting fiscal year end from April 30 to December 31 and in February 1998 commenced its insurance business. As a result of the change in accounting year, the three-month period ended April 30, 1997 has been presented for comparative purposes.

The consolidated balance sheet of Universal Heights, Inc. and Subsidiary (the "Company"), as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1998 and April 30, 1997 are unaudited.

The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and this should be read in conjunction with the Company's annual statements.

Certain reclassifications have been made in the 1997 financial statements to conform them to and make them consistent with the presentation used in the 1998 financial statements.

The fair value of all financial instruments and investments consist of cash and cash equivalents and approximated the carrying value at March 31, 1998. Cash and cash equivalents approximate fair value due to their short-term nature. Loans payable approximate fair value due to their variable rate.

NOTE 2 - INSURANCE OPERATIONS

The Company maintains its records in conformity with the accounting practices prescribed or permitted by the Insurance Department of the State of Florida. To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying financial statements on the basis of GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company commenced its insurance activity in February 1998 by assuming policies from the JUA. The Company received the unearned premiums and is servicing such policies.

The insurance subsidiary's chief executive officer is affiliated with companies who provide the Company with management and personnel for the subsidiary's underwriting claims and financial requirements, together with support offices, equipment and services.

The fees for such services for the three months ended March 31, 1998 have been recorded at $300,000 based on Company calculations and concurrence of Company counsel. These affiliated companies have invoiced approximately $840,000 for these services which is being disputed.

The JUA's incentive program (Note 1) has provided approximately $1,700,000 to an escrow account. These funds will be released to the Company when certain conditions are met including assuming and maintaining for a three-year period a minimum number of policies acquired from the JUA. The escrow account is not included in the financial statements.

Premiums earned/received from the JUA are included in earnings evenly over the terms of the policies. The Company does not have policies that provide for retroactive premium adjustments.

Acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions will be deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 1998, there were no acquisition costs.

An allowance for uncollectible premiums receivable will be established when it becomes evident collection is doubtful.

Claims and claim adjustment expenses, less related reinsurance, are provided for as claims are incurred. The provision for unpaid claims and claim adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience.

Liabilities for unpaid claims and claim adjustment expenses are based on estimates of ultimate cost of settlement. Changes in claim estimates resulting from the continuous review process and differences between estimates and ultimate payments are reflected in expense for the year in which the revision of these estimates first became known.

The Company estimates claims and claims expenses based on historical experience of similar entities and payment and reporting patterns for the type of risk involved. These estimates are reviewed quarterly by the Company's affiliated management professionals and any resulting adjustments are reflected in operations for the period in which they are determined.

Inherent in the estimates of ultimate claims are expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for casualty coverage is significantly affected by such factors as the amount of historical claims experience relative to the development period, knowledge of the actual facts and circumstances, and the amount of insurance risk retained.

Reinsurance arrangements are utilized to limit maximum loss, provide greater diversification of risk and minimize exposures on large or hazardous risks. A large portion of the reinsurance is effected under reinsurance contracts known as treaties and in some instances by negotiation on individual risks.

NOTE 3 - ISSUANCE OF STOCK

On January 14, 1998, the Company agreed to issue 45,000 shares of Common Stock of the Company at a price of $1.00 per share to Sherman and Fischman, P.A. with whom the Company has had an ongoing professional relationship, in consideration for services previously rendered to the Company. These shares were not issued until March 1998. The Company also issued 600,000 warrants to purchase common stock at $1.00 per share, the quoted market value to an existing shareholder on January 16, 1998. These warrants were issued for accrued legal services which were valued at $60,000. In addition, pursuant to an investment banking agreement dated December 24, 1997 between the Company and Hermitage Capital Corp. ("Hermitage"), the Company agreed to issue 200,000 warrants to purchase shares of Common Stock to Hermitage at an exercise price of $.75 per share and have been valued at $.35 per warrant using a Black-Scholes formula and is being amortized over twelve months. The issuance of shares of Common Stock and warrants to purchase Common Stock in each of the above transactions were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. On March 31, 1998, the Company issued 300,000 warrants to Fortress Financial Group. The value attributable to these warrants, approximately $.35 per warrant, will be charged to operations commencing April 1, 1998. On May 7, 1998, the Company granted 1,050,000 options to officers and directors to purchase stock at $1.63 per share, the quoted market price at that date.

NOTE 4 - DISCONTINUED OPERATIONS

As of April 30, 1997, the Company ceased all marketing efforts of its souvenir business and sports related products and at the time, estimated the loss on disposed of inventories and patents at approximately $1,388,000. The losses are reflected in the three months ended April 30, 1997. Subsequently, management's efforts were spent on raising capital for its new insurance business and was unable to close out the inventory and patents for the expected realizable amounts. In February 1998, the Company determined that its efforts to commence and coordinate the insurance activity would be more beneficial to the Company and abandoned its efforts to pursue further recoveries of its former business. Management disposed of its sports-related products inventory at closeout prices resulting in losses of an additional $280,000. Accordingly, all remaining costs attributable to the disposition of inventories were written off at December 31, 1997 and the Company has provided for additional costs of approximately $100,000 related to its discontinued operations.

NOTE 5 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the statement of operations or the statement of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the consolidated balance sheets. The Company adopted SFAS No. 130 on January 1, 1998 as required.

Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes reporting
standards  for  public  companies   concerning   annual  and  interim  financial
statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

       The Company intends to continue to devote its efforts to the business plan for UPCIC and has entered into agreement with the JUA whereby since February 1998 the Company has assumed and is currently servicing over 27,000 policies. These policies, when renewed, represent approximately $26,000,000 in estimated annual gross direct written premium revenues. In addition, the Company has received approximately $89 per policy in bonus incentive money paid to the Company by the JUA for assuming the policies. The bonus money must be maintained in an escrow account for 3 years. The Company must maintain the policies from the JUA for the 3 year period at which point the Company will receive the bonus money.

SEASONALITY

       Sales of the Company's novelty and souvenir products were correlated with the visibility of the various proprietary marks and their owners. The Company has not determined the level of seasonality, if any, in the insurance business. The Company believes that its earnings has the most potential to be effected negatively during the hurricane windstorm season that begins June 1, 1998, and ends November 30, 1998.

FINANCIAL CONDITION

       CASH AND CASH EQUIVALENTS at March 31, 1998 aggregated $6,551,000. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

      The Company expects that the proceeds from the Private Offering together with the JUA premiums and renewals are sufficient to meet the Company's working capital requirements for the next twelve months. The primary use of the Private Offering was to provide restricted cash needed for the JUA.

       The Company believes in the short-term it will continue to be able to obtain additional policies from the JUA and continue to receive incentive bonuses. The Company currently has obtained approximately 27,000 policies from the JUA and can currently receive up to 30,000 policies from the JUA. To continue to grow its insurance operations, the Company can obtain policies in the open market and request permission from the JUA and the DOI to take more than the 30,000 policies from the JUA for which it has been approved. This base of insurance business will also provide renewals of premiums in future periods which should allow the Company to develop its insurance business beyond the next twelve months.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998
VERSUS THREE MONTHS ENDED APRIL 30, 1997

The operations for the three months ended March 31, 1998 consist of the Company's newly started insurance business, accordingly, the operations are not comparative to the previous period as there were no insurance operations previously and the Company's former souvenir business was discontinued.

As a result of a change in the year, the Company presented the three months ended April 30, 1997 (the fourth quarter of its last fiscal year) as comparatives.

The Company's prime source of current revenue is insurance premiums received from the JUA.

                             UNIVERSAL HEIGHTS, INC.

                           PART II - OTHER INFORMATION


ITEM  1.    LEGAL PROCEEDINGS

         On May 15, 1997, two former employees of the Company, Johnny Walker and Larry Martin filed a lawsuit against the Company in the Circuit Court for Pinellas County, Florida. The Plaintiffs asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The Complaint also includes breach of employment agreements, breach of royalty agreements and other relief. In connection therewith, the Plaintiffs demanded unpaid salaries amounting to approximately $130,000. The Company has negotiated a settlement with the Plaintiffs pursuant to which the Plaintiffs received exclusive use of certain patents and trademarks, the remaining inventory of baseball gloves, and 10,000 shares of Common Stock, yet to be issued.

ITEM  2.    CHANGES IN SECURITIES

      Pursuant to an investment banking agreement dated December 24, 1997 between the Company and Hermitage Capital Corp. ("Hermitage"), the Company agreed to issue 200,000 warrants to purchase shares of Common Stock to Hermitage at an exercise price of $.75 per share. The warrants issued to Hermitage have been valued at $.35 per shares using a Black-Scholes formula and are being amortized over twelve months. Under the investment banking agreement, Hermitage agreed to provide the Company with certain investment banking and consulting activities with respect to institutional investors for a one year period in return for cash in the amount of $300,000 and the warrants. On January 14, 1998, the Company agreed to issue 45,000 shares of Common Stock of the Company at a price of $1.00 per share to Sherman and Fischman, P.A., with whom the Company has had an ongoing professional relationship, in consideration for services previously rendered to the Company. These shares were not issued until March 1998. The Company also issued 600,000 warrants to purchase common stock at $1.00 per share, the quoted market value, to an existing shareholder on January 16, 1998. On March 31, 1998, the Company issued 300,000 warrants to purchase Common Stock at an exercise price of $1.00 per share and $60,000 to Fortress Financial Group for investment banking services with respect to retail investors. In addition, on May 7, 1998, the Company granted an aggregate of 1,050,000 options to purchase shares of Common Stock to the officers and directors of the Company at an exercise price of $1.63 per share, the quoted market price at that date. The shares of Common Stock and warrants and options to purchase Common Stock in each of the above transactions were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

                             UNIVERSAL HEIGHTS, INC.

                           PART II - OTHER INFORMATION


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

                                                UNIVERSAL HEIGHTS, INC.


Date: May 15, 1998                              /s/ Bradley I. Meier
                                                ----------------------------
                                                Bradley I. Meier, President