Form 10QSB/A
period 1998-01-31
UNIVERSAL HEIGHTS INC
filed 1998-05-22
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB
                                (Amendment No. 2)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1998

                                       OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES
     EXCHANGE  ACT OF 1934
           For the transition period from __________ to ______________


                         Commission File Number 0-20848


                             UNIVERSAL HEIGHTS, INC.
                 (Name of small business issuer in its charter)


          Delaware                                65-0231984
(State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)               Identification No.)


      2875 N.E. 191 Street
          Suite 400A
         Miami, Florida                                       33180
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


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                           January 31,              April 30,
                                                              1998                    1997
                                                          (Unaudited)               (Audited)
                                                         -------------           ------------
ASSETS:
Cash and cash equivalents                                 $    786,192              $ 35,269
Prepaid expense                                                275,000                 2,502
Deposits                                                        10,316                 9,816
Assets from discontinued operations                             29,814               592,367
Cash restricted for regulatory
capitalization requirements                                  5,300,000                    -
Other Assets                                                   216,738                    -
                                                          ------------           -----------
    Total Current Assets                                  $  6,618,060             $ 639,954
                                                          ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable                                          $    948,079             $ 987,619
Accrued expenses                                               334,727               199,050
Due to related parties                                         399,444               305,678
Other                                                            6,931                15,344
                                                          ------------            ----------
     Total Current Liabilities                            $  1,689,181             1,507,691
                                                          ============            ==========

STOCKHOLDERS' EQUITY (DEFICIENCY):
Cumulative preferred stock, $.01 per
value; 1,000,000 shares authorized;
138,640 shares issued and outstanding                            1,387                 1,387
Common Stock,  $.01 par value,
20,000,000 shares authorized
14,677,604 shares issued at
January 31, 1997 and 3,229,442 at April
30, 1997 and outstanding                                       146,326                32,294
Additional paid-in capital                                  14,819,981             7,867,748
Accumulated deficit                                        (10,037,915)           (8,722,166)
Subscriptions receivable                                          --                 (47,000)
                                                          ------------           -----------
Total Stockholders' Equity (Deficiency)                      4,929,779              (867,737)
                                                          ------------           -----------

Total Liabilities and Stockholders'
Equity (Deficiency)                                       $  6,618,960             $ 639,954
                                                          ============           ===========

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE PERIOD ENDED JANUARY 31, 1998




                                                Nine Months Ended
                                                  January 31,
                                              1998             1997
                                              ----             ----
OPERATING EXPENSES
 General and administrative             $  (727,290)      $  (608,462)
                                        ------------      ------------
LOSS FROM OPERATIONS                       (727,290)         (608,462)

OTHER INCOME & EXPENSES
 Interest income                             54,667               925
 Interest expense                            (5,122)           (9,280)

     Total Other Income (Expense)            49,545            (8,355)

LOSS FROM CONTINUING OPERATIONS            (677,745)         (616,817)
                                        ------------      ------------
DISCONTINUED OPERATIONS:
 Loss from operations and disposal
of Sports  Novelty and Souvenir            (637,877)          (73,660)
                                        ------------      ------------
NET LOSS                                $(1,315,622)      $  (690,477)
                                        ============      ============
LOSS PER COMMON SHARES:
 Basic
 Loss from continuing operations        $     (0.12)      $     (0.21)
 Loss from discontinued operations            (0.11)            (0.02)
                                        ------------      ------------
NET LOSS                                $     (0.23)      $     (0.23)
                                        ============      ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                             5,637,000         2,968,000
                                        ============      ============


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                      Nine Months Ended
                                                         January 31,
                                                   1998             1997
                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
   Net loss from continuing operations        $  (677,745)      $  (616,817)
   Adjustments to reconcile net
   loss from continuing operations
   to net cash used in continuing
    operations:
    Stock issued for services                     184,201              --
    Interest on convertible debt                     --                --

     Change in assets and liabilities:
         Decrease in deposits                        --                --
                                              ------------      ------------
Net cash used in continuing operations           (493,544)         (616,817)
                                              ------------      ------------
 DISCONTINUED OPERATIONS:
 Loss from discontinued operations               (637,877)          (73,660)
 Adjustments to reconcile loss
 from discontinued operations to net
cash used in discontinued operations:
Stock issued for services                          88,750           (20,034)
Depreciation and amortization                      35,752              --
Provision for doubtful accounts                      --              86,207
Write down of inventories to net
realizable value                                  138,324              --
Loss on disposal of property,
equipment and patents                             250,257              --

    Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                             --              70,282
      Inventories                                 140,198           (11,390)
      Other current assets                       (427,741)         (113,366)

   Increase in:
 Accounts payable and accrued expenses            235,528             1,660
                                              ------------      ------------

Net cash provided by (used in)
discontinued operations                          (176,809)          (60,301)
                                              ------------      ------------
Net cash used in operating activities            (670,353)         (677,118)
                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 --              (7,647)
  Acquisition of patents and  trademarks             --              13,773
  Acquisition of businesses                          --                --
  Deposit for regulatory capitalization
   requirements                                (5,300,000)             --
                                              ------------      ------------
Net cash used in investing activities          (5,300,000)            6,086
                                              ------------      ------------
The accompanying notes to consolidated financial statements are in integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                       Nine Months Ended
                                                 January 31,        January 31,
                                                    1998               1997
                                                    ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common
    stock                                        6,717,189           460,000
    Net repayments under line of credit               --                --
    Advances from stockholders                      12,500           191,796
     Issuance of related party loans                  --                --
    Repayment of loans payable                        --                --
    Payment on capital lease obligations            (8,413)           (9,594)
                                               ------------      ------------
Net cash provided by financing activities        6,721,276           642,202
                                               ------------      ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  750,923           (28,830)

CASH AND CASH EQUIVALENTS,
Beginning of Period                                 35,269            30,337
                                               ------------      ------------
CASH AND CASH EQUIVALENTS,
End of Period                                  $   786,192       $     1,507
                                               ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                              $     4,155       $     8,831
                                               ============      ============
SUPPLEMENTAL NONCASH FINANCING AND
 INVESTING ACTIVITIES

 Common stock issued in exchange
  for debt                                     $    58,125       $   259,767
                                               ============      ============
  Common stock issued in exchange
   for services                                $   206,951       $   288,300
                                               ============      ============
  Common stock issued in exchange
    for acquisitions                           $      --         $   735,728
                                               ============      ============
  Write-off of fully depreciated
    fixed assets:                              $   184,447       $   510,524
                                               ============      ============

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

NOTE 2 - ISSUANCE OF STOCK

      On January 14, 1998, the Company agreed to issue 45,000 shares of Common Stock of the Company at a price of $1.00 per share to Sherman and Fischman, P.A. with whom the Company has had an ongoing professional relationship, in consideration for services previously rendered to the Company. These shares were not issued until March 1998. The Company also issued 600,000 warrants on January 16, 1998 to purchase common stock at $1.00 per share, the quoted market value. These warrants were issued for accrued legal services which were valued at $60,000. In addition, pursuant to an investment banking agreement dated December 24, 1997 between the Company and Hermitage Capital Corp. ("Hermitage"), the Company agreed to issue 200,000 warrants to purchase shares of Common Stock to

Hermitage at an exercise price of $.75 per share and have been valued at $.35 per share using a Black-Scholes formula and is being amortized over twelve months. The issuance of shares of Common Stock and warrants to purchase Common Stock in each of the above transactions were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

NOTE 3 - DISCONTINUED OPERATIONS

      As of April 30, 1997, the Company ceased all marketing efforts of its core souvenir business and sports related products and at the time, estimated the loss on disposed of inventories and patents at approximately $1,388,000. Subsequently, management's efforts were spent on raising capital for its new insurance business and was unable to close out the inventory and patents for the expected realizable amounts. In February 1998, the Company determined that its efforts to commence and coordinate the insurance activity would be more beneficial to the Company and abandoned its efforts to pursue further recoveries of its former business. Management disposed of its sports-related products inventory at closeout prices resulting in losses of an additional $280,000. In addition, recovery of the remainder of the patents could result in litigation. Accordingly, all remaining costs attributable to this $200,000 have been currently written off and the Company has provided for additional costs of approximately $158,000 related to its discontinued operations.

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

Seasonality

     Sales of the Company's novelty and souvenir products were correlated with the visibility of the various proprietary marks and their owners. The Company has not determined the level of seasonality, if any, in the insurance business. The Company believes that its earnings have the most potential to be effected negatively during the hurricane windstorm season that begins June 1, 1998, and ends November 30, 1998.

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

                             UNIVERSAL HEIGHTS, INC.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     On May 15, 1997, two former employees of the Company, Johnny Walker and Larry Martin filed a lawsuit against the Company in the Circuit Court for Pinellas County, Florida. The Plaintiffs asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The Complaint also includes breach of employment agreements, breach of royalty agreements and other relief. In connection therewith, the Plaintiff's are demanding unpaid salaries amounting to approximately $130,000. The Company has negotiated a settlement with the Plaintiffs pursuant to which the Plaintiffs received exclusive use of certain patents and trademarks, the remaining inventory of weighted baseball gloves, and 10,000 shares of Common Stock, yet to be issued.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          On March 13, 1998, the Company filed a current report on Form 8-K relating to the Company's change in fiscal yaer end from April 30 to December 31.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNIVERSAL  HEIGHTS,INC.

                                  /s/ Bradley I. Meier, President
                                  -------------------------------
                                  BRADLEY  I.  MEIER, President

DATE:  May 22, 1998