Form 10QSB/A
period 1998-01-31
UNIVERSAL HEIGHTS INC
filed 1998-06-02
CIK 891166

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


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                           January 31,              April 30,
                                                              1998                    1997
                                                          (Unaudited)               (Audited)
                                                         -------------           ------------
ASSETS:
Cash and cash equivalents                                $    786,192         $     35,269
Prepaid expense                                               275,000                2,502
Deposits                                                       10,316                9,816
Assets from discontinued operations                            29,814              592,367
Cash restricted for regulatory
  capitalization requirements                               5,300,000                 --
Other Assets                                                  216,738                 --
                                                         ------------         ------------
    Total Current Assets                                 $  6,618,060         $    639,954
                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable                                         $    948,079         $    987,619
Accrued expenses                                              334,727              199,050
Due to related parties                                        399,444              305,678
Other                                                           6,931               15,344
                                                         ------------         ------------
     Total Current Liabilities                           $  1,689,181            1,507,691
                                                         ============         ============

STOCKHOLDERS' EQUITY (DEFICIENCY):
Cumulative preferred stock, $.01 per
  value; 1,000,000 shares authorized;
  138,640 shares issued and outstanding                         1,387                1,387
Common Stock,  $.01 par value,
  20,000,000 shares authorized
  14,677,604 shares issued at
  January 31, 1997 and 3,229,442 at April
  30, 1997 and outstanding                                    146,326               32,294
Additional paid-in capital                                 14,819,981            7,867,748
Accumulated deficit                                       (10,037,915)          (8,722,166)
Subscriptions receivable                                         --                (47,000)
                                                         ------------         ------------
Total Stockholders' Equity (Deficiency)                     4,929,779             (867,737)
                                                         ------------         ------------

Total Liabilities and Stockholders'
  Equity (Deficiency)                                    $  6,618,960         $    639,954
                                                         ============         ============

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE PERIOD ENDED JANUARY 31, 1998




                                                Nine Months Ended                Three Months Ended
                                                  January 31,                         January 31,
                                        ------------------------------      -----------------------------
                                              1998              1997               1998               1997
                                              ----              ----               ----               ----
OPERATING EXPENSES
 General and administrative              $  (727,290)       $  (608,462)       $   (81,184)       $  (197,996)
                                         -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                        (727,290)          (608,462)           (81,184)          (197,996)

OTHER INCOME & EXPENSES
 Interest income                              54,667                925             54,667               --
 Interest expense                             (5,122)            (9,280)            (2,133)            (3,550)

     Total Other Income (Expense)             49,545             (8,355)            52,534             (3,550)

LOSS FROM CONTINUING OPERATIONS             (677,745)          (616,817)           (28,650)          (201,546)
                                         -----------        -----------        -----------        -----------
DISCONTINUED OPERATIONS:
 Loss from operations and disposal
   of Sports  Novelty and Souvenir          (637,877)           (73,660)          (479,153)           (41,002)
                                         -----------        -----------        -----------        -----------
NET LOSS                                 $(1,315,622)       $  (690,477)       $  (507,803)       $  (242,548)
                                         ===========        ===========        ===========        ===========
LOSS PER COMMON SHARES:
 Basic
 Loss from continuing operations         $     (0.12)       $     (0.21)       $      0.01        $     (0.07)
 Loss from discontinued operations             (0.11)             (0.02)             (0.05)             (0.01)
                                         -----------        -----------        -----------        -----------
NET LOSS                                 $     (0.23)       $     (0.23)       $     (0.06)       $     (0.08)
                                         ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                              5,637,000          2,968,000          9,028,000          3,220,000
                                         ===========        ===========        ===========        ===========


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                      Nine Months Ended
                                                         January 31,
                                                     1998               1997
                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
   Net loss from continuing operations          $  (677,745)       $  (616,817)
   Adjustments to reconcile net
     loss from continuing operations
     to net cash used in continuing
     operations:
   Stock issued for services                        184,201               --
   Interest on convertible debt                        --                 --

   Change in assets and liabilities:
       Decrease in deposits                            --                 --
                                                -----------        -----------
Net cash used in continuing operations             (493,544)          (616,817)
                                                -----------        -----------
DISCONTINUED OPERATIONS:
  Loss from discontinued operations                (637,877)           (73,660)
  Adjustments to reconcile loss
    from discontinued operations to net
    cash used in discontinued operations:
  Stock issued for services                          88,750            (20,034)
  Depreciation and amortizaon                        35,752               --
  Provision for doubtful accounts                      --               86,207
  Write down of inventories to net
    realizable value                                138,324               --
  Loss on disposal of property,
    equipment and patents                           250,257               --

  Change in assets and liabilities:
  (Increase) decrease in:
     Accounts receivable                               --               70,282
     Inventories                                    140,198            (11,390)
     Other current assets                          (427,741)          (113,366)

  Increase in:
    Accounts payable and accrued expenses           235,528              1,660
                                                -----------        -----------

Net cash provided by (used in)
  discontinued operations                          (176,809)           (60,301)
                                                -----------        -----------
Net cash used in operating activities              (670,353)          (677,118)
                                                -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   --               (7,647)
  Acquisition of patents and  trademarks               --               13,773
  Acquisition of businesses                            --                 --
  Deposit for regulatory capitalization
    requirements                                 (5,300,000)              --
                                                -----------        -----------
Net cash used in investing activities            (5,300,000)             6,086
                                                -----------        -----------
The accompanying notes to consolidated financial statements are in integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF CASH FLOW (Continued)
                                   (Unaudited)

                                                       Nine Months Ended
                                                 January 31,        January 31,
                                                    1998               1997
                                                    ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common
    stock                                         6,717,189            460,000
  Net repayments under line of credit                  --                 --
  Advances from stockholders                         12,500            191,796
  Issuance of related party loans                      --                 --
  Repayment of loans payable                           --                 --
  Payment on capital lease obligations               (8,413)            (9,594)
                                                -----------        -----------
Net cash provided by financing activities         6,721,276            642,202
                                                -----------        -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   750,923            (28,830)

CASH AND CASH EQUIVALENTS,
Beginning of Period                                  35,269             30,337
                                                -----------        -----------
CASH AND CASH EQUIVALENTS,
End of Period                                   $   786,192        $     1,507
                                                ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                               $     4,155        $     8,831
                                                ===========        ===========
SUPPLEMENTAL NONCASH FINANCING AND
 INVESTING ACTIVITIES

 Common stock issued in exchange
  for debt                                      $    58,125        $   259,767
                                                ===========        ===========
  Common stock issued in exchange
   for services                                 $   206,951        $   288,300
                                                ===========        ===========
  Common stock issued in exchange
    for acquisitions                            $      --          $   735,728
                                                ===========        ===========
  Write-off of fully depreciated
    fixed assets:                               $   184,447        $   510,524
                                                ===========        ===========

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

NOTE 4 - RECENTLY ADOPTED ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the statement of operations or the statement of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders'equity section of the consolidated balance sheets. The Company adopted SFAS No. 130 on January 1, 1998 as required.

      Also, in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The standard set criteria for reporting disclosures about a company's products and services, geographic areas and major customers.

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

      The Company believes in the short-term it will continue to be able to obtain additional policies from the JUA and continue to receive incentive bonsues. The Company currently has obtained approximately 27,000 policies from the JUA and can currently receive up to 30,000 policies from the JUA. To continue to grow its insurance operations, the Company can obtain policies in the open market and request permission from the JUA and the DOI to take more than 30,000 policies from the JUA for which it has been approved. This base of insurance business will also provide renewals of premiums in future periods which should allow the Company to develop its insurance business beyond the next twelve months.

Results of Operations -- Nine Months Ended January 31, 1998 versus January 31, 1997 (including the three month period then ended)

As of April 30, 1997, the Company ceased all marketing efforts of its souvenir business and sports related products and at the time, estimated the loss on disposed of inventories and patents at approximately $1,388,000. Subsequently, management's efforts were spent on raising capital for its new insurance business and was unable to close out the inventory and patents for the expected realized amounts. In February 1998, the Company determined that its efforts to commence and coordinate the insurance activity would be more beneficial to the Company and abandoned its efforts to pursue further recoveries of its former business. Management disposed of its remaining sports-related products inventory at closeout prices resulting in losses of an additional $280,000. In addition, the Company plans to dispose of its athletic glove inventory and related patents through a settlement agreement with John Walker and Larry Martin. See "Legal Proceedings" for a discussion of the Settlement Agreement. Accordingly, all remaining costs attributable to the disposition of inventory equal to $200,000 have been currently written off and the Company has provided for additional costs of approximately $158,000 related to its discontinued operations.

      The majority of these costs are reflected in the three months ended January 31, 1998. Other income increased as a result of interest income on the proceeds from the Company's private offering relating to the insurance business. During the three months ended January 31, 1998 the Company curtailed its administrative office costs.

                             UNIVERSAL HEIGHTS, INC.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

      On May 15, 1997, two former employees of the Company, John Walker and Larry Martin filed a lawsuit against the Company in the Circuit Court for Pinellas County, Florida. The Plaintiffs asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The Complaint also includes breach of employment agreements, breach of royalty agreements and other relief. In connection therewith, the Plaintiff's are demanding unpaid salaries amounting to approximately $130,000. The Company has negotiated a settlement with the Plaintiffs pursuant to which the Plaintiffs received exclusive use of certain patents and trademarks, the remaining inventory of weighted baseball gloves, and 10,000 shares of Common Stock, yet to be issued.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          On March 13, 1998, the Company filed a current report on Form 8-K relating to the Company's change in fiscal year end from April 30 to December 31.


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

DATE:  June 2, 1998