Form 10KSB
period 1998-01-01
UNIVERSAL HEIGHTS INC
filed 1998-06-08
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


         [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED _________________

       [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM APRIL 30, 1997 TO JANUARY 1, 1998

                        COMMISSION FILE NUMBER 0-20848

                           UNIVERSAL HEIGHTS, INC.
                (Name of small business issuer in its charter)

      DELAWARE                                              65-0231984
      --------                                              ----------
(State or other jurisdiction  of                        (I.R.S.  Employer
incorporation or organization)                          Identification No.)

      2875 N.E. 191ST STREET, SUITE 400A
      Miami, Florida                                          33180
----------------------------------------                    ----------
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

      Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the  Exchange  Act during the  preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days: YES _X_   NO__

      Check if there is no  disclosure  of  delinquent  filers in  response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuers revenues for its most recent fiscal year: _$0_

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 1997: __$12,869,079__

      State the number of shares of Common Stock of Universal Heights, Inc. issued and outstanding as of December 31, 1997: __14,677,604__

      Transitional Small Business Disclosure Format: YES__    NO _X_

                                     PART I
                                     ------

ITEM  1.     DESCRIPTION OF BUSINESS
------------------------------------

THE COMPANY--
--------------

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

      During the fiscal year ended April 30, 1997, the Company ceased all marketing efforts and as of April 30, 1997, discontinued its core product line. This decision was based on the projected continued losses, inability to consummate sales and insignificant demand for products. Accordingly, at April 30, 1997, inventories and related patents and trademarks were written down to their estimated realizable value. As of December 31, 1997, the Company limited its efforts to the disposition of the remaining inventories and patents and charged any remaining sport-related assets to operations.

       As part of its strategy to take advantage of what management believes to be profitable business and growth opportunities in the marketplace, in April 1997, the Company organized Universal Property & Casualty Insurance Company ("UPCIC"). UPCIC was formed to participate in the transfer of homeowner insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

      The Company was incorporated under the laws of the state of Delaware on November 13, 1990 and its principal executive offices are located at 2875 N.E. 191st Street, Suite 400A, Miami, Florida 33180, and its telephone number is
(305) 653-4274. The Company has one subsidiary, Universal Insurance Holding Company, which is wholly-owned. UPCIC is a wholly-owned subsidiary of Universal Insurance Holding Company.

UNIVERSAL PROPERTY & CASUALTY INSURANCE COMPANY--
-------------------------------------------------

       UPCIC's application to become a Florida licensed property and casualty insurance company was filed with the Florida Department of Insurance ("DOI") on May 14, 1997 and approved on October 29, 1997. UPCIC's proposal to begin operations through the transfer of approximately 45,000 homeowner insurance policies issued by the JUA was approved by the JUA on June 21, 1997, subject to certain minimum capitalization and other requirements including approval by the DOI. Pursuant to its authority, the DOI subsequently approved UPCIC to assume and service a maximum of 30,000 policies issued by the JUA.

JUA TAKEOUT PROGRAM

      The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA has become a major provider of original and renewal insurance coverage for Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature has approved a number of initiatives to depopulate the JUA. Recently, the Florida legislature has approved, and the DOI has implemented, the Market Challenge/Takeout Bonus Program ("Takeout Program"), which provides additional incentives to private insurance companies to acquire policies from the JUA.

      The Takeout Program is attractive because it provides both substantial regulatory and financial incentives to private insurer participants. On the regulatory side, participants will be exempt from regular assessments by the DOI for the state's emergency insurance coverage programs for a period of three years. On the financial side, Takeout Program participants will also receive a bonus payment based upon the number of policies taken out of the JUA portfolio. UPCIC has received bonus payments of approximately $2,700,000 based upon a portfolio takeout of approximately 28,000 policies. Bonus payments must be held in escrow for three years. After the three year period, if certain conditions are met, including maintaining a minimum number of policies, UPCIC will have unrestricted use of the bonus payment funds. In addition, UPCIC will have investment income from the bonus payments which will also be available at the end of the three years.

      UPCIC's initial business and operations will consist of providing property and casualty coverage through homeowners' insurance policies acquired through the JUA. UPCIC has acquired approximately 28,000 policies from the JUA. Thereafter, UPCIC intends to offer homeowners property and casualty insurance in Florida in the voluntary insurance market through independent agents, as surplus permits. UPCIC expects to expand its business as market conditions and opportunities permit. The earnings of UPCIC from policy premiums will be supplemented by the generation of investment income from investment policies adopted by the Board of Directors of UPCIC. UPCIC's principal investment goal will be to maintain safety and liquidity, enhance equity values and achieve an increased rate of return consistent with regulatory requirements.

OPERATIONS

      All marketing, underwriting, rating, policy issuance and administration functions will be performed for UPCIC by Universal P&C Management, Inc. ("Universal Management") pursuant to a Management Agreement and Addendum. Universal Management is a wholly-owned subsidiary of American European Group, Inc. ("AEG"), a Delaware insurance holding company. Universal Management and AEG both employ Joseph DeAlessandro as a senior officer and director. Mr. DeAlessandro has over 40 years of experience in the insurance industry having served as a senior executive with a number of insurance companies including American International Group, Travelers Insurance Group and its subsidiary, Gulf Insurance Company, and currently the American European Group of Companies.

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

FACTORS AFFECTING OPERATION RESULTS AND MARKET PRICE OF STOCK
--------------------------------------------------------------

      UPCIC operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond UPCIC's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

      UPCIC is exposed to multiple insured losses arising out of a single occurrence, such as a natural catastrophe. As with all property and casualty insurers, UPCIC expects to incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. UPCIC manages its exposure to such losses from an underwriting perspective by limiting the accumulation of known risks in exposed geographic areas. In addition, UPCIC protects itself against the risk of catastrophic loss by obtaining reinsurance coverage for high levels of damage that can only be caused by massive storms that are estimated to occur once every 100 years. UPCIC's reinsurance program consists of excess of loss and quota share reinsurance and catastrophe reinsurance.

ADEQUACY OF RESERVE

      The reserve for losses and loss adjustment expenses to be established by UPCIC will be estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of reserves for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC's reserve estimates. In the case of UPCIC, this uncertainty is compounded by UPCIC's absence of historical claims experience. UPCIC has relied on industry data and JUA data as well as the expertise and experience of key individuals, referenced herein, in an effort to establish accurate estimates and adequate reserves. Furthermore, factors such as storms and weather conditions, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC's future loss experience. Accordingly, there can be no assurance that UPCIC's reserves will be adequate to cover ultimate loss developments. UPCIC's profitability and financial condition could be adversely affected to the extent that its reserves are inadequate.

GOVERNMENT REGULATION

      Florida insurance companies are primarily subject to regulation and supervision by the DOI. Notwithstanding the three year regulatory relief available to UPCIC under the Takeout Program, the DOI has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents; the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

      In addition, the Florida legislature and the National Association of Insurance Commissioners from time to time consider proposals that may effect, among other things, regulatory assessments and reserve requirements. UPCIC cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC.

REINSURANCE

      UPCIC expects to rely on the use of reinsurance to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that transfer the risk of loss in excess of $1 million. The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently anticipated by UPCIC. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. A reinsurer's insolvency or inability to make payments under a reinsurance treaty could have a material adverse affect on the financial condition and profitability of UPCIC.

DEPENDENCE ON KEY INDIVIDUALS

      UPCIC's operations are materially dependent upon the efforts of Universal Management, whose key executives include Joseph P. DeAlessandro, Chairman and Chief Executive Officer; David Asher, Senior Vice President and Chief Underwriting Officer; Robert Thomas, Chief Financial Officer and Executive Vice President; and Barry J. Goldstein, Senior Vice President.

      In addition, UPCIC's operations depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of Universal Heights since its inception in November 1990.

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

EMPLOYEES--
-----------

      As of December 31,, 1997, the Company had three employees, the president and an administrative assistant and the chief executive officer of UPCIC. None of the Company's employees is represented by a labor union.

      The Company has an employment agreement with its president and chief executive officer. See "Executive Compensation--Employment Agreement."


ITEM  2.    DESCRIPTION OF PROPERTY
-----------------------------------

      During the eight months ended December 31, 1997, the Company leased on a month-to-month basis, approximately 7,500 square feet of office space and adjoining warehouse space in Miami Beach, Florida. As of May 1, 1998, the Company leased approximately 1,300 square feet of office space in North Miami Beach, Florida under a three-year lease.


ITEM  3.    LEGAL PROCEEDINGS
-----------------------------

      On May 15, 1997, two former employees of the Company, Johnny Walker and Larry Martin filed a lawsuit against the Company in the Circuit Court for Pinellas County, Florida. The Plaintiffs asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The Complaint also includes breach of employment agreements, breach of royalty agreements and other relief. In connection therewith, the Plaintiffs demanded unpaid salaries amounting to approximately $130,000. The Company negotiated a settlement with the Plaintiffs pursuant to which the Plaintiffs received exclusive use of certain patents and trademarks, the remaining inventory of baseball gloves, and 10,000 shares of Common Stock, yet to be issued.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

      There were no matters submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the eight month period covered by this report.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

      The Company's $.01 par value Common Stock ("Common Stock") is quoted on the OTC Bulletin Board under the symbol UHTS. The following table sets forth prices of the Common Stock, as reported by the OTC Bulletin Board. The following data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Per share prices reflect the one-for-four reverse stock split of the Company's Common Stock approved on December 2, 1994.

                                                       High              Low
                                                   -----------       ----------

Fiscal Year Ended April 30, 1997
--------------------------------
   First Quarter                                      $1.88            $  0.88
   Second Quarter                                      1.38               1.00
   Third Quarter                                       1.25               0.38
   Fourth Quarter                                      2.75               0.38


Eight Months Ended December 31, 1997
------------------------------------

   Quarter ended July 31, 1997                         1.31               0.44
   Quarter ended October 31, 1997                      1.84               0.63
   Two  months  ended  December  31, 1997              1.25               0.75


      At  December  31,  1997,  there  were 89  shareholders  of  record  of the
Company's Common Stock, although the Company believes that there are approximately 300 beneficial owners of its Common Stock. In addition, there were three shareholders of the Company's Preferred Stock.

      Beginning May 1, 1995, the Series A Preferred Stock paid a cumulative dividend of $.25 per quarter. In addition, each share of Series A Preferred Stock is convertible into 2.5 shares of Common Stock and may be redeemed by the Company at $10 per share. The liquidation value of the Preferred Stock is $10 per share. There are currently 49,950 shares of Series A Preferred Stock issued and outstanding. To date, while such dividends have accumulated, the Company has not declared nor paid any cash or other dividends on such Preferred Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

       A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to the costs and the uncertainties associated with the development and introduction of new products; risks related to technological factors; potential manufacturing difficulties; competitive market factors and liability risks.

       In April 1997 the Company discontinued its souvenir and sports-related business, changed its strategy and organized UPCIC. UPCIC was formed to participate in the transfer of homeowner insurance policies from the JUA.

       UPCIC's application to become a Florida licensed property and casualty insurance company was filed with the DOI on May 14, 1997 and approved on October 29, 1997. UPCIC's proposal to begin operations through the acquisition of approximately 45,000 homeowner insurance policies issued by JUA was approved by the JUA on May 21, 1997, subject to certain minimum capitalization and other requirements. One of the requirements imposed by the DOI was to limit the number of policies UPCIC could assume from the JUA to 30,000.

       In June 1997, Mr. Joseph DeAlessandro was named Chairman of the Board and Chief Executive Officer of UPCIC. Mr. DeAlessandro was a senior key executive at AIG Insurance Group for over 20 years, before leaving to head the Gulf Insurance Co. and then Traveler's Insurance Group. In connection with Mr. DeAlessandro's appointments, the Company entered into an agreement with a turnkey management group headed by Mr. DeAlessandro to provide underwriting, claims and accounting services to UPCIC.

       In addition, as part of becoming a financial services company, in March 1997, Dr. Irwin Kellner, former chief economist for Chase Manhattan's Regional Bank, was appointed to the Company's Board of Directors.

       The Company has begun to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiary, UPCIC, has positioned itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

       On December 4, 1997, the Company raised approximately $6.72 million in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its Common Stock at a price of $0.50 per share ("Private Offering"). The proceeds of the Private Offering have been used to meet the minimum regulatory capitalization requirements ($5,300,000) required by the DOI to obtain an insurance company license and for general working capital purposes. The Company received, a license to engage in underwriting homeowners insurance in the state of Florida on December 31, 1997.

       The Company intends to continue to devote its efforts to the business plan for UPCIC and has entered into an agreement with the JUA whereby since February 1998, the Company has assumed and is servicing approximately 28,000 policies. These policies, when renewed, represent approximately $26,000,000 in estimated annual gross direct written premium revenues. In addition, the Company has received approximately $89 per policy in bonus incentive money from the JUA for assuming the policies. The bonus money must be maintained in an escrow account for three years. The Company must maintain the policies from the JUA for this three year period at which point the Company will receive the bonus money.

       Cash and cash equivalents as of December 31, 1997, was $1,172,418 (excluding restricted cash) as compared with $35,269 at April 30, 1997. This increase is primarily the result of capital raised in the Private Offering.

       The Company expects that the proceeds from the Private Offering together with the JUA premiums and renewals will be sufficient to meet the Company's working capital requirements for the next twelve months. The primary use of the Private Offering was to provide restricted cash needed for the capitalization of UPCIC.

       The Company believes in the short-term it will continue to be able to obtain additional policies from the JUA and continue to receive incentive bonuses. The Company currently has obtained approximately 28,000 policies from the JUA and can currently receive up to 30,000 policies from the JUA. To continue to grow its insurance operations, the Company can obtain policies in the open market and request permission from the JUA and the DOI to take more than 30,000 policies from the JUA for which it has been approved. This base of insurance business will also provide renewals of premiums in future periods which should allow the Company to develop its insurance business beyond the next twelve months.

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

RESULTS OF OPERATIONS - EIGHT MONTHS ENDED DECEMBER 31, 1997 VERSUS APRIL 30, 1997 AND APRIL 30, 1996
--------------------------------------------------------------------------------

       As of April 30, 1997, the Company ceased all marketing efforts of its souvenir business and sports-related products and at the time, estimated the loss on disposed of inventories and patents at approximately $1,308,000. Subsequently, management's efforts were spent on raising capital for its new insurance business and was unable to close out the inventory and patents for the expected realized amounts. In February 1998, the Company determined that its efforts to commence and coordinate the insurance activity would be more beneficial to the Company and abandoned its efforts to pursue further recoveries of its former business. Management disposed of its remaining sports-related products inventory at closeout prices resulting in losses of an additional $280,000. Accordingly, all remaining costs attributable to the disposition of inventory equal to $200,000 have been currently written-off and the Company has provided for additional costs of approximately $158,000 related to its discontinued operations.

       At December 31, 1997, other income increased as a result of interest income on the proceeds from the Private Offering.

       During 1996 the Company charged $540,000 to interest which represents the amount attributable to debt conversion.

       During the eight month period from May 1, 1997 to December 31, 1997, the Company's operating expenses totaled $600,000 as compared to $400,000 for the fiscal year ended April 30, 1997. This increase in operating expenses is a result of expenses and legal fees related to the Private Offering as well as an increase in the annual compensation for the Company's president and chief executive officer.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

      The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-19.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

      None.


ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------------------------------------

      The directors and executive officers of the Company as of December 31, 1997 are as follows:

         NAME                AGE               POSITION

Bradley I. Meier              30         President,  Chief  Executive  Officer,
                                         Assistant Secretary and Director
Norman M. Meier               59         Director
Irwin I. Kellner              59         Director
Reed J. Slogoff               30         Director
Joel M. Wilentz               64         Director


   BRADLEY I. MEIER has been President and Chief Executive Officer of the Company and a Director since its inception in November 1990. Since the formation of UPCIC in May 1998, he has served as President of UPCIC. From September 1986 until May 1990, he was a student at the University of Pennsylvania's Wharton School of Business, from which he graduated in 1990 with a B.S. in Economics. Mr. Meier lettered and played on the varsity baseball team at the University of Pennsylvania, E.I.B.L. Champions in 1988, 1989 and 1990, and was selected All-Ivy League second baseman during his senior year.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

      The tables and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-KSB. This information is only being furnished with respect to the Company's Chief Executive Officer (CEO) because no other executive officer earned in excess of $100,000 during the eight month period ended December 31, 1997.

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                               Annual Compensation       Long-Term Compensation
Name and                                                 Securities Underlying
Principal Position     Year       Salary        Bonus            Options
------------------     ----       ------        -----    -----------------------


Bradley I. Meier       1998*     $250,000        $ --            1,750,000
President and CEO      1997        75,000          --               90,000
                       1996        75,000          --                3,750

*Includes the transition period from May 1, 1997 through December 31, 1997.


AGGREGATED OPTION EXERCISES AND OPTION VALUES FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------------------


                                              Number of Securities       Number of Unexercised
                                             Underlying Unexercised           In-the-Money
                                                   Options at                  Options at
                       Shares                   December 31, 1997           December 31, 1997
                    Acquired on    Value
      Name            Exercise    Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
      ----            --------    --------  -----------  -------------  -----------  -------------
Bradley I. Meier         --       --           750,000     1,000,000         --           --


EMPLOYMENT AGREEMENT
--------------------

       As of May 1, 1997, the Company entered into a four year employment agreement with Bradley I. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier will be entitled to a bonus equal to 3% of pretax profits up to $5 million and 4% of pretax profits in excess of $5 million. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. Under the terms of the employment agreement, Mr. Meier was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.06 per share, of which 500,000 options vest immediately, 500,000 options vest after one year and the remaining options vest after two years. In addition, the agreement may be extended for an additional two years at the option of Mr. Meier.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

       As of December 31, 1997, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

                                        Shares, Nature of Interest and
Name of Beneficial Owner(1)         Percentage Of Equity Securities (2)
---------------------------         -----------------------------------

Bradley I. Meier (3)                     4,073,484               23.7%
Norman M. Meier (4)                      1,965,624               12.1%
Irwin L. Kellner (5)                       100,000                0.6%
Reed J. Slogoff (6)                        100,000                0.6%
Joel M. Wilentz (7)                        100,000                0.6%
Officers and directors as a group
   (5 people) (8)                        6,339,108               33.5%

------------------------------
(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

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

 (3) Consists of (i) (a) 962,829 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase 90,000 shares at an exercise price of $1.13 per share and options to purchase 500,000 shares at $1.25 per share, (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75, warrants to purchase 339,959 shares at an exercise price of $3.00 per share, warrants to purchase 82,000 shares of Common Stock at $1.00 and warrants to purchase 131,700 shares of Common Stock at a price of $.75 per share, (d) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock, (e) options to purchase 250,000 shares of Common Stock at $1.06 per share which vested on November 2, 1997, (f) options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1997 granted pursuant to Mr. Meier's new employment agreement and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, a Florida general partnership ("Belmer"), of which Mr. Meier is a general partner. Excludes unvested options to purchase 1,000,000 shares of Common Stock at $1.06 per share granted pursuant to Mr. Meier's new employment agreement. Also excludes all securities owned by Norman Meier and Phyllis Meier, Mr. Meier's father and mother, respectively. Includes 416,666 and 250,000 shares owned by Lynda Meier and Eric Meier, respectively, who are the sister and brother, respectively, of Bradley I. Meier, which shares are subject to proxies granting voting rights for such shares to Bradley I. Meier. Mr. Meier is the President, Chief Executive Officer and a Director of the Company.

(4) Consists of (i) (a) 457,371 shares of Common Stock, (b) options to purchase 3,750 shares of Common Stock at an exercise price of $12.50 per share, and options to purchase 3,750 shares of Common Stock at an exercise price of $9.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $1.25, (c) warrants to purchase 3,082 shares of Common Stock at an exercise price of $22.00 per share, warrants to purchase 2,494 shares of Common Stock at an exercise price of $4.25 per share, warrants to purchase 28,538 shares of Common Stock at an exercise price of $1.50 per share, warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.00 and warrants to purchase 110,000 shares of Common Stock at an exercise price of $1.00, (d) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock owned by such person, (e) options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on November 2, 1997, and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner. Excludes all securities owned by Bradley Meier or Phyllis Meier. Mr. Meier is a Director of the Company, the father of Bradley Meier, the President of the Company and the former spouse of Phyllis Meier.

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

(8)    See footnotes (1) - (7) above.

       As of December 31, 1997, the following table sets forth information regarding the number and percentage of Common Stock held by all persons who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                               Number of Shares
Name And Address               Beneficially Owned      Percent Of Class (1)(2)
----------------               ------------------      -----------------------

Phyllis R. Meier (3)                 996,426                    6.5%
c/o Universal Heights, Inc.
19589 N.E. 10th Avenue
Miami, Florida 33179

Belmer Partners (4)                  271,701                    1.8%
c/o Phyllis R. Meier
Managing General Partner
Universal Heights, Inc.
19589 N.E. 10th Avenue
Miami, Florida 33179

------------------------------

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

       As of April 30, 1997 and December 31, 1997, the Company owed $131,423 and $214,813, respectively, in accrued salary to Bradley Meier.

FISCAL 1997 TRANSACTIONS
------------------------

       Transactions between the Company and its affiliates are on terms no less favorable to the Company than can be obtained from third parties on an arms' length basis. Transactions between the Company and any of its executive officers or directors require the approval of a majority of disinterested directors.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS
--------

3.1   Registrant's Restated Amended and Restated Certificate of Incorporation(1)
3.2   Registrant's Bylaws(1)
3.3 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997.
4.1   Form of Common Stock Certificate(1)
4.2   Form of Warrant Certificate(1)
4.3   Form of Warrant Agency Agreement(1)
4.4   Form of Underwriter Warrant(1)
4.5   Affiliate Warrant(1)
4.6 Form of Warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share issued to Steven Guarino dated as of April 24, 1997. (Substantially similar in form to two additional warrants to purchase 100,000 shares of Common Stock issued to Mr. Guarino dated as of April 24, 1997, with exercise prices of $2.75 and $3.50 per share, respectively.)
10.1  Registrant's 1992 Stock Option Plan(1)
10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(1)
10.3 General Lease Agreement dated August 28, 1993 by and between AT&T Credit Corporation and Universal Heights, Inc.(2)
10.4 Loan agreement dated October 23, 1993 by and between Equitable Bank and Universal Heights, Inc.(3)
10.5 Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997.
10.6 Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1993.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1993.

REPORTS ON FORM 8-K
-------------------

      None.

                                  SIGNATURES
                                  ----------


    In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNIVERSAL HEIGHTS, INC.


                                                /s/ Bradley I. Meier
Date: June 8, 1998                              _____________________________
                                                Bradley I. Meier, President

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----


         Report of Independent Certified Public Accountants                 F-2

         Consolidated Balance Sheet - December 31, 1997                     F-3

         Consolidated  Statements  of  Operations  for the  Eight
         Months Ended December 31, 1997 and Years Ended April 30,
         1997 and April 27, 1996                                            F-4

         Consolidated  Statements  of  Changes  in  Stockholders'
         Deficiency  for the Eight Months Ended December 31, 1997
         and Years Ended April 30, 1997 and April 27, 1996                  F-5

         Consolidated  Statements  of Cash  Flows  for the  Eight
         Months Ended December 31, 1997 and Years Ended April 30,
         1997 and April 27, 1996                                        F-6-F-7

         Notes to the Consolidated Financial Statements                F-8-F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'
               ---------------------------------------------------



To the Board of Directors and Stockholders
Universal Heights, Inc. and Subsidiary
Miami, Florida

We have  audited  the  accompanying  consolidated  balance  sheet  of  Universal
Heights, Inc. and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the eight months ended December 31, 1997 and for each of the two years in the period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Heights, Inc. and Subsidiary as of December 31, 1997, and the results of their consolidated operations and cash flows for the eight months ended December 31, 1997 and for each of the two years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.





Millward & Co. CPAs
Fort Lauderdale, Florida
March 6, 1998 (Except for Note 8 as
    to which the date is May 7, 1998)

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                DECEMBER 31, 1997
                                -----------------




               ASSETS


 ASSETS:
     Cash and cash equivalents                                      $ 1,172,418
     Organization costs                                                 118,678
     Deposits                                                             9,816
     Assets of discontinued operations                                   30,866
     Cash restricted for regulatory capitalization requirements       5,300,000

         Total Assets                                               $ 6,631,778

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Accounts payable                                               $ 1,030,085
     Accrued expenses                                                   278,392
     Due to related parties                                             406,000
     Other                                                                7,161

         Total Liabilities                                            1,721,638


 COMMITMENTS AND CONTINGENCIES


 STOCKHOLDERS' EQUITY:
     Cumulative preferred stock, $.01 par value; 1,000,000 shares
         authorized; 138,640 shares issued and outstanding                1,387
     Common stock, $.01 par value, 20,000,000 shares authorized
         14,632,604 shares issued and outstanding                       146,326
     Additional paid-in capital                                      14,688,981
     Accumulated deficit                                             (9,926,554)

       Total Stockholders' Equity                                     4,910,140

       Total Liabilities and Stockholders' Equity                   $ 6,631,778



                                        UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                                        --------------------------------------

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         -------------------------------------


                                                                  For the Eight
                                                                   Months Ended                 Year Ended
                                                                -----------------   ----------------------------------

                                                                December 31, 1997   April 30, 1997      April 27, 1996
                                                                -----------------   --------------      --------------
OPERATING EXPENSES:
    General and administrative                                  $  (613,481)        $  (400,903)        $  (426,267)

LOSS FROM OPERATIONS                                               (613,481)           (400,903)           (426,267)

OTHER INCOME (EXPENSE):
    Interest income                                                  51,125                --                  --
    Interest expense                                                 (4,155)            (14,988)           (580,425)

        Total Other Income (Expense)                                 46,970             (14,988)           (580,425)

LOSS FROM CONTINUING OPERATIONS                                    (566,511)           (415,891)         (1,006,692)

DISCONTINUED OPERATIONS:
  Loss from operations of the Sports Novelty and
      Souvenir business                                                --              (569,996)           (990,919)

Loss on disposal of Sports Novelty and Souvenir business           (637,877)         (1,387,575)               --

Loss from discontinued operations                                  (637,877)         (1,957,571)           (990,919)

NET LOSS                                                        $(1,204,388)        $(2,373,462)        $(1,997,611)


LOSS PER COMMON SHARE:
  Basic
   Loss from continuing operations                              $     (0.13)        $     (0.24)        $     (0.84)
   Loss from discontinued operations                                  (0.14)              (1.11)              (0.83)
Net (loss)                                                      $     (0.27)        $     (1.35)        $     (1.67)

  Diluted
   Loss from continuing operations                              $     (0.13)        $     (0.24)        $     (0.84)
   Loss from discontinued operations                                  (0.14)              (1.11)              (0.83)
Net (loss)                                                      $     (0.27)        $     (1.35)        $     (1.67)


SHARES USED TO COMPUTE NET LOSS PER SHARE                         4,512,935           1,767,373           1,197,780


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                     --------------------------------------

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
     ----------------------------------------------------------------------

                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1997
                  --------------------------------------------

              AND THE YEARS ENDED APRIL 30, 1997 AND APRIL 27, 1996
              -----------------------------------------------------


                                            Preferred Stock        Common Stock         Additional
                                            ----------------   ----------------------    Paid-in
                                            Shares    Amount     Shares      Amount      Capital
                                            ------   -------   ----------- ---------   ------------

BALANCE, April 29, 1995                     49,950   $   500     913,812   $   9,138   $ 5,025,707

Issuance of common stock for acquisitions     --        --       268,166       2,681       733,046

Debt exchanged for common stock               --        --       140,904       1,409       220,399

Debt exchanged for warrants                   --        --          --          --          37,959

Interest attributable to convertible debt     --        --          --          --         540,000

Issuance of common stock for services         --        --       276,000       2,760       285,540

Net loss, year ended April 27, 1996           --        --          --          --            --

BALANCE, April 27, 1996                     49,950       500   1,598,882      15,988     6,842,651

Debt exchanged for capital stock            88,690       887   1,265,800      12,658       691,995

Capital raised on private placement           --        --       354,760       3,548       312,202

Issuance of common stock for services         --        --        10,000         100        20,900

Net loss, year ended April 30, 1997           --        --          --          --            --

BALANCE, April 30, 1997                    138,640     1,387   3,229,442      32,294     7,867,748

Proceeds received for subscription            --        --          --          --           3,000

Issuance of common stock for services         --        --       147,666       1,477       205,474

Private placement - 11,208,996 shares
    issued at $.60 per share (net of stock
    issuance costs of $58,191)                --        --    11,208,996     112,090     6,555,099

Debt exchanged for stock                      --        --        46,500         465        57,660

Net loss, eight months ended
    December 31, 1997                         --        --          --          --            --

BALANCE, December 31, 1997                 138,640   $ 1,387  14,632,604   $ 146,326   $14,688,981





                                                   Accumulated    Subscription
                                                     Deficit       Receivable       Total
                                                   ------------   ------------   -----------

BALANCE, April 29, 1995                            $(4,351,093)          --      $   684,252

Issuance of common stock for acquisitions                 --             --          735,727

Debt exchanged for common stock                           --             --          221,808

Debt exchanged for warrants                               --             --           37,959

Interest attributable to convertible debt                 --             --          540,000

Issuance of common stock for services                     --             --          288,300

Net loss, year ended April 27, 1996                 (1,997,611)          --       (1,997,611)

BALANCE, April 27, 1996                             (6,348,704)          --          510,435

Debt exchanged for capital stock                          --             --          705,540

Capital raised on private placement                       --          (47,000)       268,750

Issuance of common stock for services                     --             --           21,000

Net loss, year ended April 30, 1997                 (2,373,462)          --       (2,373,462)

BALANCE, April 30, 1997                             (8,722,166)       (47,000)      (867,737)

Proceeds received for subscription                        --           47,000         50,000

Issuance of common stock for services                     --             --          206,951

Private placement - 11,208,996 shares
    issued at $.60 per share (net of stock
    issuance costs of $58,191)                            --             --        6,667,189

Debt exchanged for stock                                  --             --           58,125

Net loss, eight months ended
    December 31, 1997                               (1,204,388)          --       (1,204,388)

BALANCE, December 31, 1997                         $(9,926,554)   $      --      $ 4,910,140



The accompanying notes to consolidated financial statements are an integral part of these statements



                                             F-5A

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                        For the Eight
                                                                        Months Ended                For the Year Ended
                                                                      -------------------   ---------------------------------
                                                                        December 31, 1997   April 30, 1997     April 27, 1996
                                                                        -----------------   --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATIONS:
    Loss from continuing operations                                     $  (566,511)        $  (415,891)        $(1,006,692)
    Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
    Stock issued for services                                               118,201              21,000             164,904
    Interest on convertible debt                                               --                  --               540,000

    Change in assets and liabilities:
        Increase in Accrued Expenses                                         60,000                --                  --
        Decrease  in deposits                                                  --                  --                   151

Net cash used in continuing operations                                     (388,310)           (394,891)           (301,637)

DISCONTINUED OPERATIONS:
    Loss from discontinued operations                                      (637,877)         (1,957,571)           (990,919)
    Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
    Stock issued for services                                                88,750                --                  --
    Depreciation and amortization                                            32,722             562,417             263,052
    Provision for doubtful accounts                                            --                (8,101)             12,200
    Write down of inventories to net realizable value                       138,324             952,896             317,988
    Loss on disposal of property, equipment and patents                     250,257                --                  --

    Change in assets and liabilities:                                                                                     .
      (Increase) decrease in:
        Accounts receivable                                                    --                51,982              26,307
        Inventories                                                         140,198              (8,647)             78,151
        Other assets                                                       (116,176)            196,203              10,612

      Increase in:
        Accounts payable and accrued expenses                               207,755             120,355             186,468

Net cash provided by (used in) discontinued operations                      103,953             (90,466)            (96,141)

Net cash used in operating activities                                      (284,357)           (485,357)           (397,778)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                         --                  (436)            (17,963)
    Acquisition of patents and trademarks                                      --                (3,339)            (11,522)
    Acquisition of businesses                                                  --                  --               (84,400)
    Deposit for regulatory capitalization requirements                   (5,300,000)               --                  --

Net cash used in investing activities                                    (5,300,000)             (3,775)           (113,885)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                6,717,189             268,750                --
    Net repayments under line of credit                                        --                  --              (132,656)
    Advances from stockholders                                               12,500                --               625,672
    Issuance of related party loans                                            --               237,893                --
    Repayment of loans payable                                                 --                  --               (39,249)
    Payment on capital lease obligations                                     (8,183)            (12,579)            (14,334)

Net cash provided by financing activities                                 6,721,506             494,064             439,433


The accompanying notes to consolidated financial statements are an integral part of these statements.


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (Continued)
                                   -----------

                                                                   For the Eight
                                                                   Months Ended          For the Year Ended
                                                               -----------------  -------------------------------
                                                               December 31, 1997  April 30, 1997   April 27, 1996
                                                               -----------------  ---------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,137,149             4,932           (72,230)

CASH AND CASH EQUIVALENTS, Beginning of Period                       35,269            30,337           102,567
                                                                 ----------        ----------        ----------

CASH AND CASH EQUIVALENTS, End of Period                         $1,172,418        $   35,269        $   30,337
                                                                 ==========        ==========        ==========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                               $    4,155        $    9,479        $    8,831
                                                                 ==========        ==========        ==========

 SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:
     Preferred stock issued in exchange for debt                 $     --          $      887        $     --
                                                                 ==========        ==========        ==========

     Common stock issued in exchange for debt                    $   58,125        $  704,540        $  259,767
                                                                 ==========        ==========        ==========

     Common stock issued in exchange for services                $  206,951        $   21,000        $  288,300
                                                                 ==========        ==========        ==========

     Common stock issued in exchange for acquisitions            $     --          $     --          $  735,728
                                                                 ==========        ==========        ==========

     Write-off of fully depreciated fixed assets                 $  184,447        $     --          $  510,524
                                                                 ==========        ==========        ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

Organization
------------

Universal Heights, Inc. (the "Company") was originally incorporated in Delaware in November 1990 to engage in the design, marketing, distribution and sale of high-quality, licensed novelty and souvenir products under the trade name SuperSouvenirs(TM), as well as other sports related products. During the fiscal year ended April 30, 1997, the Company ceased all marketing efforts and as of April 30, 1997 discontinued its core product line. This decision was based on the projected continued losses, inability to consummate sales and insignificant demand for products. Accordingly, at April 30, 1997, inventories were written down to their estimated net realizable value resulting in a charge of $952,896 to discontinued operations. Related patents and trademarks were written down to their estimated fair value resulting in a charge of $434,679 to discontinued operations. As of December 31, 1997, the Company limited its efforts to the disposition of the remaining inventories and patents and charged an additional $637,877 to discontinued operations for the eight-month period ended December 31, 1997. See Note 2 "Discontinued Operators" for additional discussion relating to the accounting for the discontinued operation.

The Company through its wholly-owned subsidiary, Universal Insurance Holding Company, formed Universal Property & Casualty Insurance Company. The subsidiary's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance and approved on October 29, 1997. In 1998, the subsidiary began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

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

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and Universal Property & Casualty Insurance Company. All intercompany accounts and transactions have been eliminated in consolidation.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

Fiscal Year
-----------

On March 10, 1998, the Company made a decision to change its accounting fiscal year end from April 30 to December 31. Accordingly, the accompanying financial statements present the Company's financial position at December 31, 1997 and the statements of operations for each of the years in the two-year period ending April 30, 1997 and for the eight months ended December 31, 1997.

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

Depreciation and amortization expense was approximately $221,254 for the eight months ended December 31, 1997 and $562,417 and $263,052 in 1997 and 1996.

The  cost  of  acquiring   patents  and  trademarks  are  amortized   using  the
straight-line method over their estimated ten-year lives. See "Impairment of Long-Lived Assets."

Revenue Recognition
-------------------

Revenue from the sale of products is recognized upon shipment to the customer.

Net Loss Per Share
------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which simplifies existing computational guidelines. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The basic net loss per share is computed by dividing the net loss plus preferred dividend requirement by the weighted average number of shares of common stock outstanding during the period.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not required to be included in the computation, however, as these are losses, their effect would be anti-dilutive, accordingly, the basic and diluted net loss per share are the same.

Income Taxes
------------

The Company's deferred tax asset or liability is determined based on the difference between the financial statements and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred income tax expense is the result of changes in the liability for deferred taxes. The principal type of difference between assets and liabilities for financial statement and tax return purposes is the net operating loss carryforward.

Impairment of Long-lived Assets
-------------------------------

In May 1996, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 became effective for fiscal years beginning after December 15, 1995, and addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this pronouncement did not have a significant impact on the Company's consolidated financial statements.

During fiscal 1997 and the eight months ended December 31, 1997, patents and trademarks were deemed to be impaired and written down to their fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value. Accordingly, an impairment loss amounting to $434,679 and $188,532 has been included in discontinued operations in 1997 and for the eight months ended December 31, 1997, respectively.

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

CONCENTRATION OF CREDIT RISK
----------------------------

The Company occasionally maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 identifies these items as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The amounts in excess of the insured limit are approximately $6,100,000.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

STOCK OPTIONS

The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares at the grant date. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants. The Company has adopted the disclosure only provisions of SFAS No. 123 (see Note 5b).

ACCOUNTING PRONOUNCEMENTS
-------------------------

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." The Statement is effective for the Company beginning in 1998, and establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect the effect of adoption of Statement No. 130 to be material to the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes reporting
standards  for  public  companies   concerning   annual  and  interim  financial
statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers.


NOTE 2 - DISCONTINUED OPERATIONS
         -----------------------

As of April 30, 1997, the Company ceased all marketing efforts of its souvenir business and sports related products and at the time, estimated the loss on disposed of inventories and patents at approximately $1,388,000. Subsequently, management's efforts were spent on raising capital for its new insurance business and was unable to close out the inventory and patents for the expected realizable amounts. In February 1998, the Company determined that its efforts to commence and coordinate the insurance activity would be more beneficial to the Company and abandoned its efforts to pursue further recoveries of its former business. Management disposed of its sports-related products inventory at closeout prices resulting in losses of an additional $280,000. In addition, recovery of the remainder of patents could result in litigation. Accordingly, all remaining costs attributable to this of $200,000 have been currently written off and the Company has provided for additional costs of approximately $158,000 related to its discontinued operations.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

NOTE 3 - DUE TO RELATED PARTIES
         ----------------------

Note payable to an officer and  director,  with  interest at prime  (8.25%) plus 2%,  convertible  into 15,429  shares of
Common Stock; if the note is converted, warrants to purchase
15,429  shares of Common  Stock at $1.75 per share,  will be
issued.                                                                $  38,700

Note payable - stockholder                                                10,000

Deferred salary, due on demand, non-interest bearing.                    214,813

Accrued royalties related to acquisition of business.                      8,531

Accrued interest, due on demand, non-interest bearing.                   133,956
                                                                       ---------
                                                                       $ 406,000
                                                                       =========

Interest incurred for debt to related parties is $139,585 and $142,814 for the years ended April 30, 1996 and 1997, respectively, and $133,956 for the eight months ended December 31, 1997. 1996 includes $540,000 of charges relating to the conversion features of related party debt.


NOTE 4 - INCOME TAXES
         ------------

To date, the Company has incurred tax operating losses and, therefore, has generated no income tax liabilities. As of December 31, 1997, the Company has generated net operating loss carryforwards totaling approximately $5,343,000 which are available to offset future taxable income, if any, through 2013. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward. The deferrals relating to inventories, patents and trademarks are expected to reverse in the tax year ended April 30, 1998.

The components of the net deferred income taxes are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforward                                   $ 2,057,000
  Inventories                                                           440,000
  Patents and Trademarks                                                245,000
  Compensation                                                           51,000
                                                                    -----------

    Total Deferred Tax Assets                                         2,793,000

Valuation Allowance for Deferred Tax Assets                          (2,793,000)
                                                                    -----------

Deferred Income Taxes, Net                                          $         -
                                                                    ===========

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

NOTE 4 - INCOME TAXES (CONTINUED)
         ------------------------

The net operating loss carryforwards are scheduled to expire as follows:

 Expiration
    Date
-------------
   2006                                                          $     8,000
   2007                                                              251,000
   2008                                                              722,000
   2009                                                            1,010,000
   2010                                                            1,116,000
   2011                                                              677,000
   2012                                                              904,000
   2013                                                              655,000
                                                                 -----------

                                                                 $ 5,343,000
                                                                 ===========

NOTE 5 - STOCKHOLDERS' EQUITY
         --------------------

Cumulative Preferred Stock
--------------------------

In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt, 88,690 shares of series M preferred stock were issued during fiscal year ended April 30, 1997, for repayment of $88,690 of related party debt. Each share of preferred stock is convertible into
2.5 shares of Common Stock and 5 shares of common stock, respectively, into an aggregate of 568,326 common shares. Beginning May 1, 1998, the Preferred Stock pays a cumulative dividend of $.25 per share per quarter. In connection with this transaction, the Company issued the holders warrants to purchase 12,488 shares of Common Stock at $4.25 per share, exercisable through October 17, 2004. The Preferred Stock is redeemable by the Company at $10 per share through April 2000 and has a liquidation value of $10 per share. Dividends have not been declared for any of the periods.

STOCK OPTION PLAN
-----------------

All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Universal Heights, Inc. 1992 Stock Option Plan (the "Plan"). Under the Plan, as amended, a total of 168,750 shares of Common Stock have been authorized for issuance upon exercise of the options. Information on options are as follows:
                                                Number of
                                                  Shares        Price per Share
                                                ----------      ---------------
Outstanding, April 29, 1995                      107,625         $ 6.00 - 22.00
  Granted                                              -                -
  Cancelled                                       (9,750)          6.00 - 10.00
                                                --------
Outstanding, April 27, 1996                       97,875           6.00 - 22.00
  Granted                                              -            -
  Cancelled                                      (62,250)          6.00 - 22.00
                                                --------         --------------

Outstanding, April 30, 1997 and
     December 31, 1997                            35,625         $ 6.00 - 22.00
                                                ========         ==============

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)
         --------------------------------

Options weighted  average  exercise  price  pursuant to the Plan  exercisable at
  December 31, 1997 are as follows:
                                                      15,625    $ 22.00
                                                       8,750       6.00
                                                       5,625       9.00
                                                       5,625      12.50
                                                    --------

                                                      35,625
                                                    ========

Other Stock Options
-------------------

(a) In connection with the purchase of the weighted athletic glove company, options to purchase a total of 112,999 shares of Common Stock were issued as follows:

     . Options to purchase 3,333 shares of common stock at $3 per share, vesting July 31, 1996 and expiring July 31, 2005 were issued to each of three prior stockholders.

     . Options to purchase 21,500 shares of common stock at $3.50 per share vesting June 5, 1995 and expiring June 4, 2005 were issued to each of two prior owners pursuant to their employment agreements.

     . Options to purchase 30,000 shares of common stock at $3 per share, vesting when sales of weighted athletic gloves reach $12.5 million in any twelve consecutive months, expiring on August 27, 2005 were issued to each of two prior owners.

(b) In July 1996, the Company granted stock options to officers and directors to purchase an aggregate of 1,210,000 shares of common stock at $1.25 per share. On May 1 and 2, 1997, the Company also issued to directors and officers, 2,550,000 options to purchase common shares at $1.06 per share. On June 12, 1997, the Company granted 1,250,000 warrants to the president of its insurance subsidiary to purchase shares at $.63 per share which are exercisable over a five-year period. All of the exercise prices were at the market price at the date of grant. These options are exercisable over a ten-year period.

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

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)
         --------------------------------

Information regarding the Company's issuance during the eight-month period ended December 31, 1997 and for each of the two years in the period ended April 30, 1997:



                           For the Eight                     Year Ended
                           Months Ended         --------------------------------------------------
                        December 31, 1997           April 30, 1997           April 27, 1996
                     -----------------------------------------------------------------------------
                                    Loss from                  Loss from                Loss from
                                    Continuing                 Continuing               Continuing
                      Net Loss      Operations     Net Loss    Operations    Net Loss   Operations
                     -----------------------------------------------------------------------------
Loss:
    As reported      $(1,144,388)  $   (553,481)  $(2,373,462) $ (415,891) $(1,997,611) $(1,006,692)
    Pro forma        $(4,632,388)  $ (4,041,481)   (3,811,462) (1,853,891)  (1,997,611)  (1,006,692)

Loss per share:
  Basic and diluted
   As reported       $      (.25)  $       (.11)        (1.35)       (.24)       (1.67)        (.84)
   Pro forma         $     (1.03)  $       (.89)        (2.16)      (1.05)       (1.67)        (.84)

The fair value of each option grant is  estimated on the date of grant using the  Black-Scholes option-pricing model with the following weighted assumptions during the periods ended:


                                                                 December 31,           April 30,
                                                                     1997                 1997
                                                                 ------------         ------------

Exercise price                                                   $     .92            $     1.25
Expected life of option                                             8 years             10 years
Risk free interest rate                                                6.48%                6.66%
Expected volatility                                                  264.00%              117.00%

See Note 6 - Employment agreement and Note 8 - Subsequent event for additional options.

Warrants
--------

During the year ended April 27, 1996, the Company issued warrants to purchase shares of common stock at the market price on the date of issuance as follows:

     . 80,000 and 75,000 shares of common stock at a price of $1 and $3 per share, exercisable through October 11, 2005 and August 11, 2005, respectively, to professionals involved in the acquisition of the two companies (Note 2).

     . 82,000 and 339,959 shares of common stock at a price of $1 and $3 per share, exercisable through October 11, 2005 and August 11, 2005, respectively, to an officer and director of the Company.

     . 276,667 shares of common stock at prices ranging from $1 to $3 per share, exercisable through July 21, 2005 to October 11, 2005 to stockholders of the Company.

     . 10,000 and 15,429 shares of common stock at a price of $2.25 and $1.75 per share, respectively, upon the conversion of related party debt.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)
         --------------------------------

     . 50,000 shares of common stock pursuant to a consulting agreement as follows:

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

In December 1997, the Company issued 200,000 warrants to purchase 200,000 shares at $.75 per share, the quoted market at the date of grant. The warrants were issued in connection with the Company's private placement described in Note 1.

Other Stock Issuances
---------------------

In October 1995, 45,000 unregistered shares of common stock were issued for $.70 per share, the fair market value at the date of issuance, for legal services.

In February 1996, in satisfaction of $70,000 of accounts payable, 25,000 shares of common stock were issued at $3 per share, the fair market value of the shares as of that date.

In February 1996, 140,904 shares of common stock were issued at $1.27 to $3 per share upon the conversion of $221,808 of related party debt.

In connection with the two business acquisitions in the year ended April 27, 1996, a total of 178,166 and 90,000 shares of common stock were issued, respectively. Of these shares, 158,166 unregistered shares were valued at prices ranging from $.70 to $2.10 per share, 60,000 and 50,000 shares were issued at $3.75 and $4 per share, the guaranteed values, respectively.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)
         --------------------------------

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

Pursuant to a subscription agreement dated April 22, 1997, the Company sold 100,000 shares of common stock at $.97 per share and issued warrants to purchase 100,000 shares at $2.00 per share; 100,000 shares at $2.75 per share; and 100,000 shares at $3.00 per share. The warrants expire on April 30, 1999. The Company received $50,000 in the eight-month period ended December 31, 1997 from the exercise of warrants.

During 1997, 10,000 shares were issued for services at a fair value of $21,000.

The Company issued 46,667 shares of common stock as payment to certain creditors. The debt and fair market value of the shares approximated $78,500.

In connection with provisions of convertible debt agreements with officers and directors, the Company issued shares for debt during the year ended April 30, 1997. Pursuant to the position set forth by the Financial Accounting Standards Board in Emerging Issues Task Force Topic No. D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," the Company charged $540,000 in 1996. This charge represents the value of the beneficial conversion feature. In October 1997, the Company issued 194,166 shares for past services and to pay debt. The shares have been valued based on the quoted market price at the date of issue, accordingly, $118,200 has been charged to continuing operations, $88,750 to discontinued operations and $33,125 to settle debt.

See Note 8 for additional issuances.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

See Note 5 regarding private placement during the eight-month period ended December 31, 1997.

Operating Leases
----------------

Rent expense for the years ended April 30, 1997 and April 27, 1996 was $41,238 and $42,534, respectively. During the eight months ended December 31, 1997, the Company operated with a month-to-month lease.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------------------

Employment Agreement
--------------------

The Company had an employment agreement with its president pursuant to which the president received annual compensation of $75,000, which expired on April 30, 1997. This agreement provides for additional compensation equal to an aggregate 1.0% of gross sales in excess of $3,500,000 annually, 45,000 ten-year options to purchase shares at $2.88, 45,000 ten-year options to purchase shares at $3.88 and 90,000 ten-year options to purchase shares at $1.125 (see Note 10 - Subsequent event for renewal terms).

As of May 1, 1997, the Company entered into a new employment agreement with the president of the Company for a four year term. Under the terms of the employment agreement, the president will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year. Additionally, pursuant to the employment agreement, and during each year thereof, the president will be entitled to a bonus equal to 3% of pretax profits up to $5,000,000 and 4% of pretax profits in excess of $5,000,000. The employment agreement contains non-competition and non-disclosure covenants. Under the terms of the agreement, the president was granted ten-year stock options to purchase 1,500,000 shares of common stock at $1.00 per share, of which 500,000 options vest immediately, 500,000 options vest after one year and the remaining options vest after two years. In addition, the agreement may be extended for an additional two years at the option of the president (see Note 5).

In connection with the Company's proposed insurance business, the Company has granted 1,250,000 options to an officer to purchase common stock depending on certain conditions at the exercise price of $.63. The officer also will provide certain insurance management services through an entity owned by the affiliate.

On May 2, 1997, the Company granted options to three new directors and two existing directors, including the president, to purchase 300,000 and 750,000 shares, respectively, of the Company's common stock at an option price of $1.06 per share (see Note 5 and Note 8).

Licensing Agreements
--------------------

The Company's existing licensing agreements expire at various times through March 31, 1998. As of April 27, 1996, the Company has not renewed licensing agreements with the National Hockey League, Time Warner, Quarterback Club and Notre Dame. The Company currently has no plans to renew these agreements.

In connection with the purchase of the weighted athletic glove company, a royalty agreement effective during the life of the patent was signed with the former owners requiring minimum royalties of $10,000 in 1996, $20,000 in 1997 and $30,000 per year thereafter. If such royalties are not paid or otherwise satisfied, the patents would be reassigned to the previous owners of the weighted athletic glove company. The Company negotiated the matter and has since settled with the owners of the weighted athletic glove company. See "Litigation" for additional discussion related to the athletic glove inventory and patents.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997






NOTE 7 - LITIGATION
         ----------

On May 15, 1997, two former employees of the Company filed a lawsuit against the Company. The Plaintiffs asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The Complaint also includes breach of employment agreements, breach of royalty agreements and other relief. In connection therewith, the Plaintiffs are demanding unpaid salaries amounting to approximately $130,000. The Company has negotiated a settlement with the Plaintiffs pursuant to which the Plaintiffs received exclusive use of certain patents and trademarks, the remaining inventory of weighted baseball gloves, and 10,000 shares of Common Stock, yet to be issued.


Note 8 - SUBSEQUENT EVENTS
         -----------------

On January 14, 1998, the Company agreed to issue 45,000 shares of Common Stock of the Company at a price of $1.00 per share to Sherman and Fischman, P.A. with whom the Company has had an ongoing professional relationship, in consideration for an outstanding liability. These shares were not issued until March 1998. The Company also issued 600,000 warrants on January 16, 1998 to purchase common stock at $1.00 per share, the quoted market value. These warrants were issued for accrued legal services which were valued at $60,000. At December 31, 1997, the Company recorded the liability for the aforementioned legal services. In addition, pursuant to an investment banking agreement dated December 24, 1997 between the Company and Hermitage Capital Corp. ("Hermitage"), the Company agreed to issue 200,000 warrants to purchase shares of Common Stock to Hermitage at an exercise price of $.75 per share and have been valued at $.35 per share using a Black-Scholes formula and is to be amortized over twelve months beginning January 1, 1998. In addition, the Company paid $300,000 in January 1998 for formal services to be provided over a one-year period.

On March 31, 1998, the Company also issued 300,000 warrants to Fortress Financial Group for services. The value attributable to these warrants, approximately $100,000, will be amortized beginning April 1, 1998.

On May 7, 1998, the Company granted 1,050,000 options to officers and directors to purchase stock at $1.63 per share, the quoted market price at that date.