Form 10QSB
period 1998-06-30
UNIVERSAL HEIGHTS INC
filed 1998-08-13
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1998

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


      2875 N.E. 191 Street
      Suite 400 A
      Miami, Florida                                          33180
(Address of principal executive offices)                    (Zip Code)


Company's telephone number, including area code: (305) 792-4200


      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /


      Number of shares of the Common Stock of Universal Heights, Inc. issued and outstanding as of June 30, 1998: 14,687,604.

      Transitional Small Business Disclosure Format   Yes / /   No  /X/

                             UNIVERSAL HEIGHTS, INC.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

      The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.



                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                    ASSETS
                                                                                          June 30,         December 31,
                                                                                            1998               1997
                                                                                       --------------------------------
Equity securities available for sale at cost which approximates fair value             $    156,460        $          -
Fixed maturity securities held-to-maturity at amortized cost which
  approximates fair value                                                                 2,674,638                   -
Cash and cash equivalents                                                                 3,755,712           1,172,418
Prepaid Reinsurance Premiums                                                              5,027,165                   -
Prepaid Other                                                                               254,000                   -
Receivables:
     Reinsurance Recoverable on Losses                                                    1,274,130                   -
     Other Receivables                                                                    1,356,700              21,478
Deferred Policy Acquisition Cost                                                            156,232                   -
Property and equipment, net                                                                   4,375               9,388
Deposits                                                                                     10,316               9,816
Insurance License Acquisition Costs                                                         143,277             118,678
Cash restricted for regulatory capitalization requirements                                5,300,000           5,300,000
                                                                                          ---------           ---------
Total Assets                                                                           $ 20,113,005        $  6,631,778
                                                                                       ============        ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Unpaid losses and loss adjustment expenses                                       $  2,548,260                   -
      Unearned premiums                                                                   8,882,831                   -
      Accounts payable                                                                    1,218,542           1,030,085
      Other accrued expenses                                                                334,123             278,392
      Accrued Tax, Licenses and Fees                                                         52,500                   -
      Due to related parties                                                                320,872             406,000
       Other                                                                                  3,182               7,161
                                                                                              -----               -----
         Total Liabilities                                                               13,360,310           1,721,638
                                                                                         ==========           =========

STOCKHOLDERS' EQUITY:
Cumulative preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640              1,387               1,387
      shares issued and outstanding
 Common stock, $.01 par value, 20,000,000 shares authorized, 14,687,604 shares              146,876             146,326
      issued
Additional paid-in capital                                                               14,983,471          14,688,981
Accumulated deficit                                                                      (8,379,039)         (9,926,554)
                                                                                         ----------          ----------

Total Stockholders' Equity                                                                6,752,695           4,910,140
                                                                                          ---------           ---------

Total Liabilities and Stockholders' Equity                                             $ 20,113,005           6,631,778
                                                                                       ============           =========




                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                 For Six Months Ended       For Three Months Ended
                                                                June 30,       July 31,      June 30,      July 31,
                                                                  1998           1997          1998          1997
                                                                  ----           ----          ----          ----
PREMIUMS EARNED AND OTHER REVENUES
     Premium Income                                              $4,196,356    $        -    $3,394,766   $         -
     Net investment income                                          336,812             -       244,195             -
     Other income (expense)                                           3,545       (8,192)           980       (1,559)
                                                                -----------   -----------    ----------   -----------

         Total Revenues                                           4,536,713       (8,192)     3,639,941       (1,559)

OPERATING COST AND EXPENSES:
     Losses and loss adjustment expenses                          1,628,814             -     1,317,882             -
     General and Administrative expenses                          1,360,383       329,165     1,147,374       228,939
                                                                  ---------     ---------     ---------     ---------

         Total Operating Expenses                                 2,989,197       329,165     2,465,256       228,939

INCOME FROM CONTINUING OPERATIONS                                 1,547,516     (337,357)     1,174,685     (230,498)

DISCONTINUED OPERATIONS
     Loss from operations of the sports novelty and
     souvenir business                                                    -     (227,322)             -      (38,771)
     Loss on disposal of sports novelty and souvenir
     business                                                             -   (1,387,575)             -             -
                                                              -------------   -----------  ------------    ----------
         Loss from Discontinued Operations                                -   (1,614,897)             -      (38,771)

INCOME (LOSS) BEFORE INCOME TAXES                                 1,547,516   (1,952,254)     1,174,685     (269,269)

Federal Income tax provision                                              -             -             -             -
                                                              -------------  ------------  ------------    ----------

NET INCOME (LOSS)                                                 1,547,516   (1,952,254)     1,174,685     (269,269)
                                                                ===========   ===========    ==========     =========

INCOME (LOSS) PER COMMON SHARE:
Basic
     Income (loss) from continuing operations                   $      0.11        (0.10)  $       0.08  $     (0.07)
     Income (loss from discontinued operations                                     (0.47)                      (0.01)
                                                                  ---------   -----------  ------------   -----------
Net income (loss)                                                $     0.11   $    (0.57)  $       0.08  $     (0.08)
                                                                 ==========   ===========  ============  ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                 14,676,000     3,426,000    14,681,000     3,426,000
                                                                 ==========     =========    ==========     =========

INCOME (LOSS) PER COMMON SHARE:
Diluted
     Income (loss) from continuing operations                    $     0.09   $    (0.10)  $       0.07    $   (0.07)
     Income (loss) from discontinued operations                           -        (0.47)             -        (0.01)
                                                              -------------  ------------  ------------   -----------
Net income (loss)                                              $       0.09  $     (0.57)  $       0.07   $    (0.08)
                                                               ------------  ------------  ------------   -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                 17,783,000     3,426,000    17,787,000     3,426,000
                                                                 ==========  ============    ==========   ===========


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                JUNE 30, 1998
                                 (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                         1,547,516
    Add (deduct):
    Adjustments to reconcile net income to cash provided
    by operations:
      Amortization and depreciation                                    84,197

 Net change in non-cash balances relating to operations:
      Prepaid Reinsurance Premiums                                 (5,027,165)
      Other receivables and deposits                               (1,335,722)
      Insurance License Acquisition Costs                             (32,783)
      Reinsurance Recoverable on Losses                            (1,274,130)
      Deferred Policy Acquisition Cost                               (156,232)
      Prepaid Other                                                  (150,000)
      Accounts Payable                                                308,496
      Accrued Expenses                                                 51,752
      Accrued Tax, Licenses & Fees                                     52,500
      Unpaid losses and loss adjustment expenses                    2,548,260
      Unearned Premiums                                             8,882,831
      Due to related parties and other                                (85,128)
                                                                  -----------

Net cash provided by operating activities                           5,414,392
                                                                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equity securities                                    (156,460)
    Purchase of debt securities                                    (2,674,638)

Net cash used in investing activities                              (2,831,098)
                                                                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                  0
                                                                  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           2,583,294

CASH AND CASH EQUIVALENTS, Beginning of Period                      1,172,418
                                                                  -----------

CASH AND CASH EQUIVALENTS, End of Period                            3,755,712
                                                                  ===========

SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES
      Common Stock Issued for Liabilities                         $    60,000
      Valuation of Warrants Issued for Liabilities                     60,000
      Valuation of Warrants Issued for Prepaid Expenses               175,000
                                                                  -----------

                                                                  $   295,000
                                                                  ===========

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Universal Heights, Inc. ("Company") and its wholly-owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"). All intercompany accounts and transactions have been eliminated in consolidation.

UPCIC's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance ("DOI") and approved on October 29, 1997. In 1998, the subsidiary began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

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

On March 10, 1998, the Company made a decision to change its accounting fiscal year end from April 30 to December 31 and in February 1998 commenced its insurance business. As a result of the change in accounting year, the three and six month periods ended June 30, 1998 and July 31, 1997 have been presented for comparative purposes.

The consolidated balance sheet of the Company, as of June 30, 1998, and the related consolidated statements of operations for the three and six months ended June 30, 1998 and July 31, 1997 and cash flows for six months ended June 30, 1998 and July 31, 1997 are unaudited.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES, Continued

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

The fair value of all financial instruments and investments consist of cash and cash equivalents and approximate the carrying value at June 30, 1998. Cash and cash equivalents approximate fair value due to their short-term nature. Loans payable approximate fair value due to their variable rate.

NOTE 2 - INSURANCE OPERATIONS

UPCIC maintains its records in conformity with the accounting practices prescribed or permitted by the Insurance Department of the State of Florida. To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying financial statements on the basis of GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and is servicing such policies. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC has acquired policies from the JUA at various stages in the life of such policies. Accordingly, UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At June 30, 1998, the Company recorded $8,882,831 in connection with unearned premiums.

UPCIC 's obligation for liabilities for policies assumed from the JUA begins at 11:59 p.m. on the date of assumption of the policies. UPCIC has no liability for assumed policies prior to the assumption date nor does UPCIC have any liability for claims made to the JUA. Similarly, the JUA has no liability for assumed liabilities subsequent to the assumption date.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

NOTE 2 - INSURANCE OPERATIONS, Continued

The Company incurred $151,461 in legal costs in connection with UPCIC's efforts to acquire the insurance license from the DOI for the insurance subsidiary. The Company is amortizing the costs associated with acquiring the insurance license over a five year period and, therefore, has not expensed such costs to date as they benefit future periods.

The insurance subsidiary's chief executive officer is affiliated with companies that provide the Company with management and personnel for the subsidiary's underwriting claims and financial requirements, together with support offices, equipment and services. The fees for such services for the six months ended June 30, 1998 have been recorded at $243,768.

The JUA's incentive program (Note 1) has provided approximately $2,700,000 to an escrow account. These funds will be released to UPCIC when certain conditions are met including assuming and maintaining for a three-year period a minimum number of policies acquired from the JUA. The escrow account is not included in the financial statements.

Premiums earned/received from the JUA are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions will be deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At June 30, 1998, deferred policy acquisition costs amounted to $156,232.

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

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

NOTE 2 - INSURANCE OPERATIONS, Continued

UPCIC estimates claims and claims expenses based on historical experience of similar entities and payment and reporting patterns for the type of risk involved. These estimates are reviewed quarterly by UPCIC's affiliated management professionals and any resulting adjustments are reflected in operations for the period in which they are determined.

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

In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

NOTE 3 - REVENUE RECOGNITION

Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurers policy. Reinsurance premiums, losses and loss adjustment expenses ("LAE") are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies.

UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers, either on an automatic basis under general reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. The reinsurance arrangements are intended to provide UPCIC with the ability to maintain its exposure to loss within its capital resources. Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance.

Effective February 1, 1998, UPCIC entered into quota share, excess per risk and excess catastrophe agreements with various reinsurers, rated A- or better by A.M. Best. Under the quota share treaty, UPCIC cedes fifty percent of its gross written premiums, losses and loss adjustment expenses with a ceding commission of twenty-seven percent. Under the excess per risk agreement, UPCIC obtained coverage of $1,250,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind. A $2,500,000 limit applies to any one loss occurrence. Under the excess catastrophe reinsurance contract, UPCIC obtained coverage of $23,300,000 in excess of $2,000,000.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

NOTE 3 - REVENUE RECOGNITION, continued

Effective June 1, 1998, with respect to losses arising out of loss occurrences commencing on or after that date, the Company obtained coverage of $41,000,000 in excess of $2,000,000. UPCIC also has coverage from the Florida Hurricane Catastrophe Fund, which is estimated to be $38,000,000. In addition, in the event a hurricane were to decrease the limits of catastrophe cover, UPCIC has purchased contingency coverage to replace the Florida Hurricane Catastrophe Cover for 90% of losses of $42,300,000 in excess of $42,300,000 otherwise recoverable excess of $10,600,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

PREMIUMS:

                     Written            Earned
                     -------            ------

Direct           $ 2,289,024          $    88,833
Assumed           12,995,102            6,880,324
Ceded             (8,760,239)          (2,772,801)
                 -----------          -----------
Net              $ 6,523,887          $ 4,196,356
                 ===========          ===========


OTHER AMOUNTS:

Reinsurance Recoverable on Losses        $1,274,130
Unearned Premiums Reserve Ceded          $4,781,364


UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

NOTE 4 - ISSUANCE OF STOCK

On May 7, 1998, the Company granted 1,050,000 options to officers and directors to purchase stock at $1.63 per share, the quoted market price at that date. In connection with a Settlement Agreement and Mutual Release described more fully in Part II, Item 1 "Legal Proceedings" below, the Company issued an aggregate of 10,000 shares, at a fair market value of $1.50 per share, to the Plaintiffs involved in the claim. In addition, pursuant to an agreement approved by the board of directors on July 9, 1998 between the Company and Value Management Research ("Value Management"), the Company agreed to issue 100,000 warrants to purchase shares of common stock to Value Management at an exercise price of $2.00 per share in connection with investor relation services. The fair value attributable to operations for these warrants is approximately $159,000.

NOTE 5 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the statement of operations or the statement of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the consolidated balance sheets. The Company adopted SFAS No. 130 on January 1, 1998 as required. For the period ended June 30, 1998, there were no items as defined in FAS 130 that should be reported separately. In the future, if the Company accumulates an investment portfolio and has unrealized holding gains or losses, other comprehensive income will be reported pursuant to FAS 130.

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

OVERVIEW

       The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiary, Universal Property & Casualty Company ("UPCIC"), has begun to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

      UPCIC's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance ("DOI") and approved on October 29, 1997. In 1998, the subsidiary began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

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

       The Florida Department of Insurance requires applicants to have a minimum capitalization of $5.3 million to be eligible to operate as an insurance company in the state of Florida. Upon being issued an insurance license, companies must maintain capitalization of at least $4 million. If an insurance company's capitalization falls below $4 million, then the company will be deemed out of compliance with DOI requirements, which could result in revocation of the participant's license to operate as an insurance company in the state of

Florida. The Company's insurance subsidiary will maintain a separate account to hold the minimum continued capitalization required.

       UPCIC's initial business and operations consist of providing property and casualty coverage through homeowners' insurance policies acquired through the JUA. UPCIC has entered into agreements with the JUA whereby since February 1998 UPCIC has assumed and is currently servicing over 29,000 policies. These policies, if renewed, represent approximately $27,000,000 in estimated annual gross direct written premium revenues. In addition, UPCIC has received approximately $89 per policy in bonus incentive money paid to UPCIC by the JUA for assuming the policies. The bonus money must be maintained in an escrow account for 3 years. UPCIC must maintain the policies from the JUA for the 3 year period at which point UPCIC will receive the bonus money.

SEASONALITY

       The Company has not determined the level of seasonality, if any, in the insurance business. The Company believes that its earnings has the most potential to be effected negatively during the hurricane windstorm season that begins June 1, 1998, and ends November 30, 1998.

FINANCIAL CONDITION

       CASH AND CASH EQUIVALENTS at June 30, 1998 aggregated $3,755,712. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

      The primary use of the private offering was to provide restricted cash needed for the JUA. UPCIC expects that JUA premiums and renewals are sufficient to meet the UPCIC's current working capital requirements. Amounts considered to be in excess of current working capital requirements in the aggregate of $2,831,098 at June 30, 1998 have been invested. UPCIC believes that the JUA premiums, renewals and the excess working capital will be sufficient to meet UPCIC's working capital needs for the next twelve months.

      UPCIC believes in the short-term it will continue to be able to obtain additional policies from the JUA and continue to receive incentive bonuses. UPCIC currently has obtained approximately 29,000 policies from the JUA and the JUA has granted UPCIC approval to receive up to 30,000 policies. UPCIC expects to obtain most, if not all, of the 30,000 policies for which it has been granted approval to receive under the JUA program. UPCIC believes that this base of insurance business will provide opportunities for UPCIC to solicit renewals of premiums in future periods which, if obtained, would allow UPCIC to develop its insurance business beyond the next twelve months. The renewal rate of policies acquired by UPCIC is approximately eighty percent. Although there is no assurance that policy renewals will continue at this rate, UPCIC is negotiating with insurance agents that are currently writing business in connection with the JUA policies in an effort to obtain policy renewals. UPCIC is also seeking to establish relationships with insurance agents outside of the JUA program to write new business.

      To continue to grow its insurance operations, UPCIC can obtain additional policies in the open market and, upon achieving certain additional capitalization requirements, UPCIC may request permission from the JUA and the DOI to increase the number of policies that UPCIC can obtain under the JUA program. UPCIC recently commenced selling policies in the open market through independent agents. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used by UPCIC when selecting policies from the JUA.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JULY 31, 1997

      The operations for the six months ended June 30, 1998 consist of the Company's newly started insurance business, accordingly, the operations are not comparative to the previous period as there were no insurance operations previously and the Company's former souvenir business was discontinued.

      On February 1, 1998, the Company began recognizing earned premiums on insurance contracts acquired from JUA. Income is recognized evenly over the terms of policies. The Company recognized revenues of $4,196,356 after reinsurance on approximately 29,000 policies. See MD&A section entitled, "Financial Condition - Cash and Cash Equivalents" for a discussion of the short-term and long-term resources for the insurance subsidiary.

      The Company's investment income represents primarily interest income of $336,812 in cash and cash equivalents aggregating $3,755,712 and fixed maturity securities aggregating $2,674,638 at June 30, 1998. Such funds were received for advance premiums and from the Company's private offering.

      Loss and loss adjustment expenses for the six months ended June 30, 1998 were $1,628,814. These costs relate to insurance claims incurred by UPCIC. General and administrative expenses were $1,360,383 as compared to $329,165 for the six months ended July 31, 1998. General and administrative expenses have increased due to the Company's insurance operations.

      As a result of a change in the Company's year end, the Company presented the six months ended July 31, 1997 (the fourth quarter of its last fiscal year) as comparatives.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JULY 31, 1997

      The operations for the three months ended June 30, 1998 reflect the Company's first full quarter of the Company's newly started insurance business, and are therefore not directly comparative to the previous period. Revenues, loss and loss adjustment expenses and general and administrative expenses have increased significantly when compared to the prior year period as well as the first quarter of 1998 as a result of the development of the insurance operations.

      As a result of a change in the Company's fiscal year end, the Company prsented the three months ended July 31, 1997 (the fourth quarter of its last fiscal year) as comparatives.

                             UNIVERSAL HEIGHTS, INC.

                           PART II - OTHER INFORMATION


ITEM  1.    LEGAL PROCEEDINGS

      On May 15, 1997, two former employees of the Company, John D. Walker and Larry Martin ("Claim Representatives"), filed a lawsuit against the Company on behalf of themselves and certain other individuals ("Plaintiffs") in the Circuit Court for Pinellas County, Florida. The Plaintiffs asserted claims for an injunction and for damages for breach of an Asset Purchase Agreement. The Complaint also includes breach of employment agreements, breach of royalty agreements and other relief. In connection therewith, the Plaintiffs demanded unpaid salaries amounting to approximately $130,000. The Company entered into a Settlement Agreement and Mutual Release with the Claim Representatives dated April 15, 1998 pursuant to which the Plaintiffs received exclusive use of certain patents and trademarks, the remaining inventory of weighted baseball gloves, and 10,000 shares of Common Stock.

ITEM  2.    CHANGES IN SECURITIES

      On May 7, 1998, the Company granted 1,050,000 options to officers and directors to purchase stock at $1.63 per share ("Options"), the quoted market price at that date. In connection with the Settlement Agreement and Mutual Release described in Item 1 above, on April 15, 1998, the Company issued an aggregate of 10,000 shares of the Company's common stock , $.01 par value per share ("Shares") to the Plaintiffs. The shares were issued at a fair market value of $1.50 per share. In addition, pursuant to an agreement approved by the board of directors on July 9, 1998 between the Company and Value Management Research ("Value Management"), the Company agreed to issue 100,000 warrants to purchase shares of common stock to Value Management at an exercise price of $2.00 per share ("Warrants") in connection with investor relation services. The Options, Shares and Warrants were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                           UNIVERSAL HEIGHTS, INC.

                         PART II - OTHER INFORMATION


ITEM 5.         OTHER INFORMATION

      None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      None.

                                  SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                UNIVERSAL HEIGHTS, INC.

                                                /s/ Bradley I. Meier
Date: August 12, 1998                           _____________________________
                                                Bradley I. Meier, President