Form 10QSB/A
period 1998-01-31
UNIVERSAL HEIGHTS INC
filed 1998-08-14
CIK 891166

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 - QSB

                                (Amendment No. 3)


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

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                              January 31,            April 30,
                                                  1998                 1997
                                              (Unaudited)            (Audited)

ASSETS:
Cash and cash equivalents                       $786,192              $35,269
Prepaid expense                                  275,000                2,502
Deposits                                          10,316                9,816
Assets from discontinued operations               29,814              592,367

Cash restricted for regulatory
  capitalization requirements                  5,300,000                   --
Other Assets                                     216,738                   --
    Total Current Assets                      $6,618,060             $639,954

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable                                $948,079             $987,619
Accrued expenses                                 334,727              199,050
Due to related parties                           399,444              305,678
Other                                              6,931               15,344

     Total Current Liabilities                $1,689,181            1,507,691

STOCKHOLDERS' EQUITY

(DEFICIENCY):
Cumulative preferred stock, $.01 per               1,387                1,387
  value; 1,000,000 shares authorized;
  138,640 shares issued and outstanding
Common Stock,  $.01 par value,
  20,000,000 shares authorized
  14,677,604 shares issued at
  January 31, 1997 and 3,229,442 at April
  30, 1997 and outstanding                       146,326               32,294
Additional paid-in capital                    14,819,981            7,867,748
Accumulated deficit                          (10,037,915)         (8,722,166)
Subscriptions receivable                              --             (47,000)

Total Stockholders' Equity (Deficiency)        4,929,779            (867,737)

Total Liabilities and Stockholders'
  Equity (Deficiency)                       $  6,618,960        $    639,954


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE PERIOD ENDED JANUARY 31, 1998

                                                           Nine Months Ended                 Three Months Ended
                                                              January 31,                        January 31,
                                                        1998              1997             1998              1997

OPERATING EXPENSES
 General and administrative                           $(727,290)       $(608,462)         $(81,184)       $(197,996)
LOSS FROM OPERATIONS                                   (727,290)        (608,462)          (81,184)        (197,996)
OTHER INCOME & EXPENSES
 Interest income                                         54,667              925            54,667               --
 Interest expense                                        (5,122)          (9,280)           (2,133)          (3,550)
     Total Other Income (Expense)                        49,545           (8,355)           52,534           (3,550)
LOSS FROM CONTINUING OPERATIONS                        (677,745)        (616,817)          (28,650)        (201,546)
DISCONTINUED OPERATIONS:
 Loss from operations and disposal
   of Sports  Novelty and Souvenir                     (637,877)         (73,660)         (479,153)         (41,002)
NET LOSS                                            $(1,315,622)       $(690,477)        $(507,803)       $(242,548)
LOSS PER COMMON SHARES:
 Basic
 Loss from continuing operations                         $(0.12)          $(0.21)            $0.01           $(0.07)
 Loss from discontinued operations                        (0.11)           (0.02)            (0.05)           (0.01)
NET LOSS                                                 $(0.23)          $(0.23)           $(0.06)          $(0.08)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                                         5,637,000        2,968,000         9,028,000        3,220,000


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                                                         Nine Months Ended
                                                             January 31,
                                                    1998                  1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATION:
   Net loss from continuing operations          $(677,745)            $(616,817)
   Adjustments to reconcile net
     loss from continuing operations
     to net cash used in continuing
     operations:
   Stock issued for services                      184,201                    --
   Interest on convertible debt                        --                    --
   Change in assets and liabilities:
       Decrease in deposits                            --                    --
Net cash used in continuing operations           (493,544)             (616,817)
DISCONTINUED OPERATIONS:
  Loss from discontinued operations              (637,877)              (73,660)
  Adjustments to reconcile loss
    from discontinued operations to net
    cash used in discontinued operations:
  Stock issued for services                        88,750               (20,034)
  Depreciation and amortization                    35,752                    --
  Provision for doubtful accounts                      --                86,207
  Write down of inventories to net
    realizable value                              138,324                    --
  Loss on disposal of property,
    equipment and patents                         250,257                    --
  Change in assets and liabilities:
  (Increase) decrease in:
     Accounts receivable                               --                70,282
     Inventories                                  140,198               (11,390)
     Other current assets                        (427,741)             (113,366)
  Increase in:
    Accounts payable and accrued expenses         235,528                 1,660
Net cash provided by (used in)
  discontinued operations                        (176,809)              (60,301)
Net cash used in operating activities             670,353)             (677,118)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   --                (7,647)
  Acquisition of patents and  trademarks               --                13,773

  Acquisition of businesses                            --                    --
  Deposit for regulatory capitalization
    requirements                                 (5,300,000)                 --
Net cash used in investing activities            (5,300,000)              6,086


       The accompanying notes to consolidated financial statements are in integral part of these statements.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                                   (Unaudited)

                                                       Nine Months Ended
                                             January 31,             January 31,
                                                1998                     1997
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common
    stock                                    6,717,189                  460,000
  Net repayments under line of credit               --                       --
  Advances from stockholders                    12,500                  191,796
  Issuance of related party loans                   --                       --
  Repayment of loans payable                        --                       --
  Payment on capital lease obligations          (8,413)                  (9,594)
Net cash provided by financing activities    6,721,276                  642,202
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              750,923                  (28,830)
CASH AND CASH EQUIVALENTS,
Beginning of Period                             35,269                   30,337
CASH AND CASH EQUIVALENTS,
End of Period                                 $786,192                   $1,507
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
    Interest paid                               $4,155                   $8,831
SUPPLEMENTAL NONCASH FINANCING AND
 INVESTING ACTIVITIES
 Common stock issued in exchange
  for debt                                     $58,125                 $259,767
  Common stock issued in exchange
   for services                               $206,951                 $288,300
  Common stock issued in exchange
    for acquisitions                               $--                 $735,728
  Write-off of fully depreciated
    fixed assets:                             $184,447                 $510,524


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


         On October 29, 1997, the Florida Department of Insurance ("DOI") approved the Company's application for a permit to organize UPCIC as a domestic insurance company in the State of Florida. On December 4, 1997, the Company raised approximately $6.72 million in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its Common Stock at a price of $.60 per share ("Private Offering"). The proceeds of the Private Offering have been used to meet the minimum regulatory capitalization requirements ($5,300,000) required by the DOI to obtain an insurance company license and for general working capital purposes. UPCIC received a license to engage in underwriting homeowners insurance in the state of Florida on December 31, 1997.

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

         The Company intends to continue to devote its efforts to the business plan for UPCIC and has entered into agreement with the JUA whereby since February 1998 UPCIC has assumed and is currently servicing over 28,000 policies. These policies, if renewed, represent approximately $26,000,000 in estimated annual gross direct written premium revenues. In addition, UPCIC has received approximately $89 per policy in bonus incentive money paid to UPCIC by the JUA for assuming the policies. The bonus money must be maintained in an escrow account for 3 years. UPCIC must maintain the policies from the JUA for the 3 year period at which point UPCIC will receive the bonus money.


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

UPCIC currently has obtained approximately 28,000 policies from the JUA and the JUA has granted UPCIC approval to receive up to 30,000 policies. UPCIC expects to obtain most, if not all, of the 30,000 policies for which it has been granted approval to receive under the JUA program. UPCIC believes that this base of insurance business will provide opportunities for UPCIC to solicit renewals of premiums in future periods which, if obtained, would allow UPCIC to develop its insurance business beyond the next twelve months. Although there is no assurance that customers will renew their policies, UPCIC plans to negotiate with insurance agents that will write business in connection with the JUA policies in an effort to obtain policy renewals. UPCIC also expects to establish relationships with insurance agents outside of the JUA program to write new business.

         To continue to grow its insurance operations, UPCIC can also obtain policies in the open market and, upon achieving certain additional capitalization requirements, UPCIC may request permission from the JUA and the DOI to increase the number of policies that UPCIC can obtain under the JUA program. To date UPCIC has not sold policies in the open market; however, UPCIC expects to do so beginning in July 1998. In determining appropriate guidelines for such open market policy sales, UPCIC plans to employ standards similar to those used by UPCIC when selecting policies from the JUA.


         Results of Operations-- Nine Months Ended January 31, 1998 versus January 31, 1997 (including the three month period then ended)

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



                                           UNIVERSAL  HEIGHTS,INC.


                                           /s/ Bradley I. Meier
                                           ------------------------------------
                                           BRADLEY  I.  MEIER, President


DATE:  August __, 1998