Form 10QSB/A
period 1998-03-31
UNIVERSAL HEIGHTS INC
filed 1998-08-14
CIK 891166

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

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (Unaudited)

                                     ASSETS

Equity securities available for sale at cost which approximates                $ 354,005
fair value
Cash and cash equivalents                                                      6,551,008
Prepaid reinsurance premiums                                                   1,024,548
Receivables:
    Reinsurance Recoverable on Losses                                            262,742
    Other Receivables                                                             12,655
Property and equipment, net                                                        6,661
Deposits                                                                          10,316
Insurance License Acquisition Costs                                              151,461
Cash restricted for regulatory capitalization requirements                     5,300,000
                                                                               ---------

Total Assets                                                                $ 13,673,396
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Unpaid losses and loss adjustment expenses                                $ 525,483
     Unearned premiums                                                         5,800,233
     Accounts payable                                                            856,064
     Other accrued expenses                                                      734,109
     Due to related parties                                                      369,563

        Total Liabilities                                                      8,285,452

STOCKHOLDERS' EQUITY:
Cumulative preferred stock, $.01 par value, 1,000,000 shares                       1,387
     authorized, 138,640 shares issued and outstanding
 Common stock, $.01 par value, 20,000,000 shares authorized,                     146,776
     14,677,600 shares issued
Additional paid-in capital                                                    14,793,571
Accumulated deficit                                                           (9,553,790)

Total Stockholders' Equity                                                     5,387,944

Total Liabilities and Stockholders' Equity                                  $ 13,673,396
                                                                            ============


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                       March 31,      April 30,
                                                                     -------------  --------------
                                                                         1998           1997
                                                                     -------------  --------------

PREMIUMS EARNED AND OTHER REVENUES
     Assumed                                                          $ 1,571,076   $           -
     Reinsurance ceded                                                   (769,486)              -

        Net                                                               801,590               -

Net investment income                                                      92,117               -
Other income (expense)                                                      3,065         (6,633)
                                                                     -------------  --------------

        Total Revenues                                                    896,772         (6,633)
                                                                     -------------  --------------

OPERATING COSTS AND EXPENSES:
     Losses and loss adjustment expenses                                  310,932               -
     General and administrative expenses                                  213,009         100,226
                                                                     -------------  --------------

        Total Operating Expenses                                          523,941         100,226
                                                                     -------------  --------------

INCOME FROM CONTINUING OPERATIONS                                         372,831        (106,859)

DISCONTINUED OPERATIONS:
     Loss from operations of the sports novelty and souvenir
     business                                                                            (188,551)
     Loss on disposal of sports novelty and souvenir business                   -      (1,387,575)
                                                                     -------------  --------------

        Loss from Discontinued Operations                                       -      (1,576,126)
                                                                     -------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES                                         372,831      (1,682,985)

Federal income tax provision                                                    -               -
                                                                     -------------  --------------

NET INCOME (LOSS)                                                        $372,831    $ (1,682,985)
                                                                        =========   =============

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted:
     Income (loss) from continuing operations                              $ 0.03          $(0.06)
     Income (loss) from discontinued operations                                -            (0.89)
                                                                               --          ------

Net income (loss)                                                          $ 0.03          $(0.95)
                                                                          =======         =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             14,615,834       1,767,373
                                                                      ===========       =========


                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 MARCH 31, 1998
                                   (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                              $372,831
     Add (deduct):
     Adjustments to reconcile net income to cash provided by operations:
        Amortization and depreciation                                                      28,397

 Net change in non-cash balances relating to operations:
        Other receivables and deposits                                                   (254,419)
        Organization costs                                                                (40,520)
        Prepaid reinsurance premiums                                                   (1,024,548)
        Accounts payable                                                                 (174,021)
        Accrued expenses                                                                  437,717
        Unpaid losses and loss adjustment expenses                                        525,483
        Unearned premiums                                                               5,800,233
        Due to related parties and other                                                  (43,598)

Net cash provided by operating activities                                               5,627,555
                                                                                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equity securities                                                       (354,005)

Net cash used in investing activities                                                    (354,005)
                                                                                        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                               105,040
                                                                                          -------

Net cash provided by financing activities                                                 105,040
                                                                                          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               5,378,590

CASH AND CASH EQUIVALENTS, Beginning of Period                                          1,172,418
                                                                                        ---------

CASH AND CASH EQUIVALENTS, End of Period                                               $6,551,008
                                                                                       ==========


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


The consolidated balance sheet of the Company and UPCIC, as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1998 and April 30, 1997 are unaudited.

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


The fair value of all financial instruments and investments consist of cash and cash equivalents and approximate the carrying value at March 31, 1998. Cash and cash equivalents approximate fair value due to their short-term nature. Loans payable approximate fair value due to their variable rate.


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


UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and is servicing such policies. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC has acquired policies from the JUA at various stages in the life of such policies. Accordingly, UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At March 31, 1998, the Company recorded $5,800,233 in connection with unearned premiums.

UPCIC's obligation for liabilities for policies assumed from the JUA begins at 11:59 p.m. on the date of assumption of the policies. Neither the Company nor UPCIC has no liability for assumed policies prior to the assumption date nor does the Company or UPCIC have any liability for claims made to the JUA. Similarly, the JUA has no liability for assumed liabilities subsequent to the assumption date.

The Company incurred $151,461 in legal costs in connection with the Company's efforts to acquire the insurance license from the DOI for the insurance subsidiary. The Company has amortized the costs associated with acquiring the insurance license over a five year period and, therefore, has not expensed such costs to date as they benefit future periods.

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

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions will be deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 1998, there were no policy acquisition costs.


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

Effective February 1, 1998, UPCIC entered into quota share, excess per risk and excess catastrophe agreements with various reinsurers, rated A- or better by A.M. Best. Under the quota share treaty, UPCIC cedes fifty percent of its gross written premiums, losses and loss adjustment expenses with a ceding commission of twenty-seven percent. Under the excess per risk agreement, UPCIC obtained coverage of $1,250,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from wind. A $2,500,000 limit applies to any one loss occurrence. Under the excess catastrophe reinsurance contract, UPCIC obtained coverage of $23,300,000 in excess of $2,000,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

PREMIUMS:

                         WRITTEN                EARNED

Assumed               $ 7,371,309             $ 1,571,076
Ceded                   3,854,494                 769,486
                        ---------            ------------
Net                   $ 3,516,815            $    801,590
                      ===========            ============


OTHER AMOUNTS:

Reinsurance Recoverable on Losses            $    262,742
Unearned Premiums Reserve Ceded               $ 3,085,009


UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes the UPCIC's risk from any potential operating difficulties of its reinsurers.


NOTE 4 - ISSUANCE OF STOCK


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

NOTE 5 - DISCONTINUED OPERATIONS

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


NOTE 6 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the statement of operations or the statement of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the consolidated balance sheets. The Company adopted SFAS No. 130 on January 1, 1998 as required. For the period ended March 31, 1998, there were no items as defined in FAS 130 that should be reported separately. In the future, if the Company accumulates an investment portfolio and has unrealized holding gains or losses, other comprehensive income will be reported pursuant to FAS 130.


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


        On October 29, 1997, the Florida Department of Insurance ("DOI") approved the Company's application for a permit to organize UPCIC as a domestic insurance company in the State of Florida. On December 4, 1997, the Company raised approximately $6.72 million in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its Common Stock at a price of $.60 per share ("Private Offering"). The proceeds of the Private Offering have been used to meet the minimum regulatory capitalization requirements ($5,300,000) required by the DOI to obtain an insurance company license and for general working capital purposes. UPCIC received on December 31, 1997 a license to engage in underwriting homeowners insurance in the state of Florida.

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

        The Company intends to continue to devote its efforts to the business plan for UPCIC and has entered into agreements with the JUA whereby since February 1998 UPCIC has assumed and is currently servicing over 28,000 policies. These policies, if renewed, represent approximately $26,000,000 in estimated annual gross direct written premium revenues. In addition, UPCIC has received approximately $89 per policy in bonus incentive money paid to UPCIC by the JUA for assuming the policies. The bonus money must be maintained in an escrow account for 3 years. UPCIC must maintain the policies from the JUA for the 3 year period at which point UPCIC will receive the bonus money.

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


        The Company believes in the short-term it will continue to be able to obtain additional policies from the JUA and continue to receive incentive bonuses. UPCIC currently has obtained approximately 28,000 policies from the JUA and the JUA has granted UPCIC approval to receive up to 30,000 policies. UPCIC expects to obtain most, if not all, of the 30,000 policies for which it has been granted approval to receive under the JUA program. The Company believes that this base of insurance business will provide opportunities for UPCIC to solicit renewals of premiums in future periods which, if obtained, would allow UPCIC to develop its insurance business beyond the next twelve months. The renewal rate of policies acquired by UPCIC is approximately eighty percent. Although there is no assurance that policy renewals will continue at this rate, UPCIC is negotiating with insurance agents that are currently writing business in connection with the JUA policies in an effort to obtain policy renewals. The company is also seeking to establish relationships with insurance agents outside of the JUA program to write new business.

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


        On February 1, 1998, the Company began recognizing earned premiums on insurance contracts acquired from JUA. Income is recognized evenly over the terms of policies. The Company recognized revenues of $802,000 after reinsurance on approximately 28,000 policies. See MD&A section entitled, "Financial Condition - Cash and Cash Equivalents" for a discussion of the short-term and long-term resources for the insurance subsidiary.

        The Company's investment income represents primarily interest income of $92,000 in cash and cash equivalents at March 31, 1998 aggregating $6,551,000. Such funds were received for advance premiums and from the Company's private offering.

        As a result of a change in the Company's year end, the Company presented the three months ended April 30, 1997 (the fourth quarter of its last fiscal year) as comparatives.

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

                                            UNIVERSAL HEIGHTS, INC.



Date: August 11, 1998                       /s/ Bradley I. Meier
                                            ---------------------------------
                                            Bradley I. Meier, President