Form 10KSB/A
period 1997-12-31
UNIVERSAL HEIGHTS INC
filed 1998-08-17
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                               FORM 10-KSB/A NO. 1


[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED _________________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


         FOR THE TRANSITION PERIOD FROM MAY 1, 1997 TO DECEMBER 31, 1997


                        COMMISSION FILE NUMBER 0-20848

                           UNIVERSAL HEIGHTS, INC.
                (Name of small business issuer in its charter)

         DELAWARE                                       65-0231984
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

         2875 N.E. 191ST STREET, SUITE 400A
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuers revenues for its most recent fiscal year: $0

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 1997: $12,869,079

      State the number of shares of Common Stock of Universal Heights, Inc. issued and outstanding as of December 31, 1997: 14,677,604


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

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES


      UPCIC is exposed to multiple insured losses arising out of a single occurrence, such as a natural catastrophe. As with all property and casualty insurers, UPCIC expects to incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. UPCIC manages its exposure to such losses from an underwriting perspective by limiting the accumulation of known risks in exposed geographic areas. In addition, UPCIC protects itself against the risk of catastrophic loss by obtaining reinsurance coverage for high levels of damage. UPCIC's reinsurance program consists of excess of loss and quota share reinsurance and catastrophe reinsurance.


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

EMPLOYEES--

      As of December 31, 1997, the Company had three employees, the president and an administrative assistant and the chief executive officer of UPCIC. None of the Company's employees is represented by a labor union.

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




                                         High              Low
                                     -------------    --------------
FISCAL YEAR ENDED APRIL 30, 1997
-------------------------------------

   First Quarter                        $1.88            $  0.88
   Second Quarter                        1.38               1.00
   Third Quarter                         1.25               0.38
   Fourth Quarter                        2.75               0.38

EIGHT  MONTHS  ENDED  DECEMBER  31, 1997
----------------------------------------

   Quarter ended July 31, 1997           1.31               0.44
   Quarter ended October 31, 1997        1.84               0.63
   Two  months  ended  December  31,     1.25               0.75
   1997

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


       A NUMBER OF STATEMENTS CONTAINED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE APPLICABLE STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO THE COSTS AND THE UNCERTAINTIES ASSOCIATED WITH THE RISK FACTORS SET FORTH IN ITEM 1 ABOVE.


OVERVIEW

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


       In June 1997, the Company named Joseph DeAlessandro Chairman of the Board and Chief Executive Officer of UPCIC. See Item 9, "Key Employees" for a description of Mr. DeAlessandro's insurance industry experience. In connection with Mr. DeAlessandro's appointments, the Company entered into an agreement with a turnkey management group headed by Mr. DeAlessandro to provide underwriting, claims and accounting services to UPCIC. In addition, as part of becoming a financial services company, in March 1997, Dr. Irwin Kellner, former chief economist for Chase Manhattan's Regional Bank, was appointed to the Company's Board of Directors.


       The Company has begun to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiary, UPCIC, has positioned itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.


       On December 4, 1997, the Company raised approximately $6.72 million in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its Common Stock at a price of $0.60 per share ("Private Offering"). The proceeds of the Private Offering have been used to meet the minimum regulatory capitalization requirements ($5,300,000) required by the DOI to obtain an insurance company license and for general working capital purposes. UPCIC received a license to engage in underwriting homeowners insurance in the State of Florida on December 31, 1997.

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

       The Company intends to continue to devote its efforts to the business plan for UPCIC and has entered into an agreement with the JUA whereby since February 1998, UPCIC has assumed and is servicing approximately 28,000 policies. UPCIC expects to solicit renewals of these policies, which renewals would represent approximately $26,000,000 in estimated annual gross direct written premium revenues. In addition, UPCIC has received approximately $89 per policy in bonus incentive money from the JUA for assuming the policies. The bonus money must be maintained in an escrow account for three years. UPCIC must maintain the policies from the JUA for this three year period at which point UPCIC will receive the bonus money.


       Cash and cash equivalents as of December 31, 1997, was $1,172,418 (excluding restricted cash) as compared with $35,269 at April 30, 1997. This increase is primarily the result of capital raised in the Private Offering.

       The Company expects that the proceeds from the Private Offering together with the JUA premiums and the anticipated renewals will be sufficient to meet the Company's working capital requirements beyond the next twelve months. The primary use of the Private Offering was to provide restricted cash needed for the capitalization of UPCIC.

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

       To continue to grow its insurance operations, UPCIC can also obtain policies in the open market and, upon achieving certain additional capitalization requirements, UPCIC may request permission from the JUA and the DOI to increase the number of policies that UPCIC can obtain under the JUA program. To date UPCIC has not sold policies in the open market; however, UPCIC expects to do so beginning in July 1998. In determining appropriate guidelines for such open market policy sales, UPCIC plans to employ standards similar to those used by UPCIC when selecting policies from the JUA. See "Factors Affecting Operation Results and Market Price of Stock - RELIANCE ON TAKEOUT PROGRAM and COMPETITION" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.


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


       In May 1997, the Company issued 2,550,000 options to purchase the Company's common stock and in June 1997, the Company issued 1,250,000 warrants to purchase shares of the Company's common stock. In connection with such issuances, the Company has presented the pro forma amounts as if compensation had been determined on the fair market value at the grant dates. The pro forma adjustment for the compensation calculation attributable to warrants and options was approximately $3,480,000 during the eight-month period ended December 31, 1997, and increased the net loss and loss from continuing operations by that amount during the period. The comparative pro forma calculation for compensation attributable to options and warrants aggregated approximately $1,440,000 for the twelve months ended April 30, 1997. The increase was due to the additional options and warrants issued in the eight-month period.


ITEM 7. FINANCIAL STATEMENTS

      The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-19.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT AND KEY EMPLOYEES


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


      REED J. SLOGOFF has been a Director of the Company since March 1997. Since January 1996, Mr. Slogoff has been an associate with the law firm of Dilworth, Paxson, Kalish & Kaufmann LLP in Philadelphia. Mr. Slogoff was an associate with the law firm of Harvey, Pennington, Herding & Dennison in Philadelphia following his graduation from law school until January 1996. Mr. Slogoff received a B.A. from the University of Pennsylvania in 1990, and received a J.D. from the University of Miami School of Law in 1993.


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


KEY EMPLOYEES

   JOSEPH P. DEALESSANDRO was named Chairman of the Board and Chief Executive Officer of UPCIC in June 1997. Mr. DeAlessandro has served as President and CEO of Rutgers Casualty Insurance Company from July 1995 to present and President and CEO of Kentucky National Insurance Company from October 1995 to present. Prior to serving in such capacities, Mr. DeAlessandro served in executive management positions at both Gulf Insurance Co. and Traveler's Insurance Group, and was a senior key executive at AIG Insurance Group for over 20 years.

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


                          SUMMARY COMPENSATION TABLE

                                             SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                  Long-Term Compensation
Name and                  Year Ended                                                  Securities Underlying
PRINCIPAL POSITION        APRIL 30,           SALARY              BONUS                      OPTIONS

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



*Includes the transition period from May 1, 1997 through December 31, 1997.

   AGGREGATED OPTION EXERCISES AND OPTION VALUES FOR THE EIGHT MONTHS ENDED
                              DECEMBER 31, 1997

                                                         Number of Securities             Number of Unexercised
                                                    Underlying Unexercised Options             In-the-Money
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

----------
 (1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

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

EXHIBITS

3.1 Registrant's Restated Amended and Restated Certificate of Incorporation1

3.2 Registrant's Bylaws1

3.3 Certificate of Designations, Preferences, and Rights of
Series M Convertible  Preferred  Stock dated August 13, 1997.

4.1   Form of Common Stock  Certificate1
4.2   Form of Warrant  Certificate1
4.3   Form of Warrant Agency Agreement1
4.4   Form of Underwriter  Warrant1
4.5   Affiliate  Warrant1
4.6 Form of Warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share issued to Steven Guarino dated as of April 24, 1997. (Substantially similar in form to two additional warrants to purchase 100,000 shares of Common Stock issued to Mr. Guarino dated as of April 24, 1997, with exercise prices of $2.75 and $3.50 per share, respectively.)
10.1  Registrant's 1992 Stock Option Plan1
10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers1
10.3 General Lease Agreement dated August 28, 1993 by and between AT&T Credit Corporation and Universal Heights, Inc.2
10.4 Loan agreement dated October 23, 1993 by and between Equitable Bank and Universal Heights, Inc.3
10.5 Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997.
10.6 Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1993.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1993.

REPORTS ON FORM 8-K

      None.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             UNIVERSAL HEIGHTS, INC.


Dated:  August 11, 1998       By:  /s/ Bradley   I.   Meier
                                  -------------------------------------------
                                  Bradley   I.   Meier,   President   and  Chief
                                  Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Bradley I. Meier     President, Chief Executive     August 11, 1998
-----------------------  Officer and a Director
Bradley I. Meier

/s/ James M. Lynch       Chief Financial Officer        August 11, 1998
-----------------------
James M. Lynch

/s/ Norman M. Meier      Director                       August 11, 1998
-----------------------
Norman M. Meier

/s/ Irwin I. Kellner     Director                       August 11, 1998
-----------------------
Irwin I. Kellner

/s/ Reed J. Slogoff      Director                       August 11, 1998
-----------------------
Reed J. Slogoff

/s/ Joel M. Wilentz      Director                       August 11, 1998
-----------------------
Joel M. Wilentz

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

         Consolidated Statements of Cash Flows for the Eight Months Ended
          December 31, 1997 and Years Ended April 30, 1997 and April 27, 1996                   F-6 - F-7

         Notes to the Consolidated Financial Statements                                        F-8 - F-19



             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'



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





Millward & Co. CPAs
Fort Lauderdale, Florida
March 6, 1998 (Except for Note 8 as
    to which the date is May 7, 1998)

                            UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                                  CONSOLIDATED BALANCE SHEET

                                       DECEMBER 31, 1997



                                            ASSETS


 ASSETS:
     Cash and cash equivalents                                                   $1,172,418
     Organization costs                                                             118,678
     Deposits                                                                         9,816
     Assets of discontinued operations                                               30,866
     Cash restricted for regulatory capitalization requirements                   5,300,000
                                                                                  ---------

         Total Assets                                                            $6,631,778
                                                                                 ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Accounts payable                                                            $1,030,085
     Accrued expenses                                                               278,392
     Due to related parties                                                         406,000
     Other                                                                            7,161
         Total Liabilities                                                        1,721,638
                                                                                 ----------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
     Cumulative preferred stock, $.01 par value; 1,000,000 shares
         authorized; 138,640 shares issued and outstanding                            1,387
     Common stock, $.01 par value, 20,000,000 shares authorized
         14,632,604 shares issued and outstanding                                   146,326
     Additional paid-in capital                                                  14,688,981
     Accumulated deficit                                                         (9,926,554)
                                                                                 ----------
       Total Stockholders' Equity                                                 4,910,140

       Total Liabilities and Stockholders' Equity                                $6,631,778
                                                                                 ==========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       For the Eight
                                                                       Months Ended                 Year Ended
                                                                   ----------------------------------------------------------

                                                                      December 31, 1997     April 30, 1997    April 27, 1996
                                                                   ----------------------------------------------------------

 OPERATING EXPENSES:
     General and administrative                                              $(613,481)         $(400,903)        $(426,267)

 LOSS FROM OPERATIONS                                                         (613,481)          (400,903)         (426,267)
                                                                              --------           --------          --------

 OTHER INCOME (EXPENSE):
     Interest income                                                            51,125                  -                 -
     Interest expense                                                           (4,155)           (14,988)         (580,425)
                                                                                ------            -------          --------
         Total Other Income (Expense)                                           46,970            (14,988)         (580,425)
                                                                                ------            -------          --------
 LOSS FROM CONTINUING OPERATIONS                                              (566,511)          (415,891)       (1,006,692)
                                                                              --------           --------        ----------
 DISCONTINUED OPERATIONS:
   Loss from operations of the Sports Novelty and
       Souvenir business                                                              -          (569,996)         (990,919)

 Loss on disposal of Sports Novelty and Souvenir business                     (637,877)        (1,387,575)                -
                                                                              --------         ----------
 Loss from discontinued operations                                            (637,877)        (1,957,571)         (990,919)
                                                                              --------         ----------          --------
 NET LOSS                                                                  $(1,204,388)       $(2,373,462)      $(1,997,611)
                                                                           ===========        ===========       ===========
xxx
 LOSS PER COMMON SHARE:
   Basic
    Loss from continuing operations                                             $(0.13)            $(0.24)           $(0.84)
    Loss from discontinued operations                                            (0.14)             (1.11)            (0.83)
 Net (loss)                                                                     $(0.27)            $(1.35)           $(1.67)

   Diluted
    Loss from continuing operations                                             $(0.13)            $(0.24)           $(0.84)
    Loss from discontinued operations                                            (0.14)             (1.11)            (0.83)
 Net (loss)                                                                     $(0.27)            $(1.35)           $(1.67)


 SHARES USED TO COMPUTE NET LOSS PER SHARE                                   4,512,935          1,767,373         1,197,780
xxx

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS


                                                              UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                           FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1997

                                                       AND THE YEARS ENDED APRIL 30, 1997 AND APRIL 27, 1996
                                   Preferred
                                    Stock                     Common Stock                    Additional
                                  ----------------------------------------------   Paid-in    Accumulated    Subscription
                                    Shares     Amount      Shares       Amount     Capital     Deficit        Receivable     Total
                                  --------------------------------------------------------------------------------------------------

BALANCE, April 29, 1995               49,950    $500       913,812     $9,138    $5,025,707     $(4,351,093)               $684,252

Issuance of common stock for               -       -       268,166      2,681       733,046               -                 735,727
acquisitions

Debt exchanged for common                  -       -       140,904      1,409       220,399               -                 221,808
stock

Debt exchanged for warrants                -       -             -          -        37,959               -                  37,959

Interest attributable to                   -       -             -          -       540,000               -                 540,000
convertible debt

Issuance of common stock for               -       -       276,000      2,760       285,540               -                 288,300
services

Net loss, year ended                       -       -             -          -             -      (1,997,611)        -    (1,997,611)
April 27, 1996
                                    --------  ------    ----------   --------     ---------      ----------    -------   ----------

BALANCE, April 27, 1996               49,950     500     1,598,882     15,988     6,842,651      (6,348,704)                510,435

Debt exchanged for capital            88,690     887     1,265,800     12,658       691,995               -                 705,540
stock

Capital raised on private                  -       -       354,760      3,548       312,202               -   (47,000)      268,750
placement

Issuance of common stock for               -       -        10,000        100        20,900               -                  21,000
services

Net loss, year ended
April 30, 1997                             -       -             -          -             -      (2,373,462)        -    (2,373,462)
                                    --------  ------    ----------   --------     ---------      ----------   -------    ----------

BALANCE, April 30, 1997              138,640   1,387     3,229,442     32,294     7,867,748      (8,722,166)  (47,000)     (867,737)

Proceeds received for                      -       -             -          -         3,000               -    47,000        50,000
subscription

Issuance of common stock for               -       -       147,666      1,477       205,474               -         -       206,951
services

Private placement - 11,208,996
   shares issued at $.60 per
   share (net of stock issuance
   costs of $58,191)                       -       -    11,208,996    112,090     6,555,099               -               6,667,189

Debt exchanged for stock                   -       -        46,500        465        57,660               -         -        58,125

Net loss, eight months ended
    December 31, 1997                     -       -             -          -             -      (1,204,388)         -    (1,204,388)
                                    --------  ------    ----------   --------     ---------     ----------   --------    ----------

BALANCE, December 31, 1997          138,640   $1,387    14,632,604   $146,326   $14,688,981    $(9,926,554)   $     -    $4,910,140
                                    =======   ======    ==========   ========   ===========    ===========    =======    ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Eight
                                                                               Months Ended        For the Year
                                                                                                      Ended
                                                                          ----------------------------------------------------------
                                                                            December 31, 1997      April 30, 1997   April 27, 1996
                                                                          ----------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  CONTINUING OPERATIONS:
     Loss from continuing operations                                                 $(566,511)        $(415,891)      $(1,006,692)
     Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
     Stock issued for services                                                         118,201            21,000           164,904
     Interest on convertible debt                                                            -                 -           540,000

     Change in assets and liabilities:
         Increase in Accrued Expenses                                                   60,000
         Decrease  in deposits                                                               -                 -               151
                                                                                     ---------           -------           -------
 Net cash used in continuing operations                                               (388,310)         (394,891)         (301,637)
                                                                                     ---------           -------           -------
 DISCONTINUED OPERATIONS:
     Loss from discontinued operations                                                (637,877)       (1,957,571)         (990,919)
     Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
     Stock issued for services                                                           88,750                -                 -
     Depreciation and amortization                                                       32,722          562,417           263,052
     Provision for doubtful accounts                                                          -           (8,101)           12,200
     Write down of inventories to net realizable value                                  138,324          952,896           317,988
     Loss on disposal of property, equipment and patents                                250,257                -                 -

     Change in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                                  -           51,982            26,307
         Inventories                                                                    140,198           (8,647)           78,151
         Other assets                                                                  (116,176)         196,203            10,612

       Increase in:
         Accounts payable and accrued expenses                                          207,755           120,355          186,468
                                                                                      ---------           -------          -------
 Net cash provided by (used in) discontinued operations                                 103,953           (90,466)         (96,141)
                                                                                      ---------           -------           -------
 Net cash used in operating activities                                                 (284,357)         (485,357)        (397,778)
                                                                                      ---------           -------          -------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                       -             (436)          (17,963)
     Acquisition of patents and trademarks                                                    -           (3,339)          (11,522)
     Acquisition of businesses                                                                -                -           (84,400)
     Deposit for regulatory capitalization requirements                             (5,300,000)                -                 -
                                                                                    ----------            ------          --------
 Net cash used in investing activities                                              (5,300,000)           (3,775)         (113,885)
                                                                                    ----------            ------          --------
 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                           6,717,189           268,750                -
     Net repayments under line of credit                                                      -                 -         (132,656)
     Advances from stockholders                                                          12,500                 -          625,672
     Issuance of related party loans                                                          -           237,893                -
     Repayment of loans payable                                                               -                 -          (39,249)
     Payment on capital lease obligations                                               (8,183)           (12,579)         (14,334)
                                                                                     ---------            -------          -------
 Net cash provided by financing activities                                           6,721,506            494,064          439,433
                                                                                     ---------            -------          -------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)




                                                                         For the Eight
                                                                         Months Ended             For the Year Ended
                                                                       ------------------------------------------------------
                                                                       December 31, 1997    April 30, 1997    April 27, 1996
                                                                       ------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,137,149             4,932           (72,230)

CASH AND CASH EQUIVALENTS, Beginning of Period                                   35,269            30,337           102,567
                                                                             ----------          --------          --------
CASH AND CASH EQUIVALENTS, End of Period                                     $1,172,418          $ 35,269          $ 30,337
                                                                             ----------          --------          --------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                           $    4,155          $  9,479          $  8,831
                                                                             ==========          ========          ========
 SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:
     Preferred stock issued in exchange for debt                              $       -          $    887          $      -
                                                                             ==========          ========          ========
     Common stock issued in exchange for debt                                   $58,125          $704,540          $259,767
                                                                             ==========          ========          ========
     Common stock issued in exchange for services                             $ 206,951          $ 21,000          $288,300
                                                                             ==========          ========          ========
     Common stock issued in exchange for acquisitions                         $       -          $      -          $735,728
                                                                             ==========          ========          ========
     Write-off of fully depreciated fixed assets                              $ 184,447          $      -          $510,524
                                                                             ==========          ========          ========









THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Universal Heights, Inc. (the "Company") was originally incorporated in Delaware in November 1990 to engage in the design, marketing, distribution and sale of high-quality, licensed novelty and souvenir products under the trade name SuperSouvenirs(TM), as well as other sports related products. During the fiscal year ended April 30, 1997, the Company ceased all marketing efforts and as of April 30, 1997 discontinued its core product line. This decision was based on the projected continued losses, inability to consummate sales and insignificant demand for products. Accordingly, at April 30, 1997, inventories have been written down to their estimated net realizable value resulting in a charge of $952,896 to discontinued operations. Related patents and trademarks have been written down to their estimated fair value resulting in a charge of $434,679 to discontinued operations. As of December 31, 1997, the Company limited its efforts to dispose of the remaining inventories and patents and charged an additional $637,877 to discontinued operations for the eight-month period ended December 31, 1997.

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

FISCAL YEAR


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

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

NOTE 3 - DUE TO RELATED PARTIES

Note payable to an officer and director, with interest at prime (8.25%) plus 2%, convertible into 15,429 shares of Common Stock; if the note is converted, warrants to purchase 15,429 shares of Common Stock at $1.75 per share, will be
issued.                                                             $ 38,700

Note payable - stockholder                                            10,000

Deferred salary, due on demand, non-interest bearing.                214,813

Accrued royalties related to acquisition of business.                  8,531

Accrued interest, due on demand, non-interest bearing.               133,956
                                                                  ----------

                                                                    $406,000
                                                                    ========

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

STOCK OPTION PLAN

All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Universal Heights, Inc. 1992 Stock Option Plan (the "Plan"). Under the Plan, as amended, a total of 168,750 shares of Common Stock have been authorized for issuance upon exercise of the options. Information on options are as follows:

                                                                  Number of
                                                                    Shares             Price per Share
                                                                ---------------      ---------------------
Outstanding, April 29, 1995                                          107,625       $    6.00  -    22.00
  Granted                                                                  -                  -
  Cancelled                                                           (9,750)           6.00  -    10.00
                                                             ---------------
Outstanding, April 27, 1996                                           97,875            6.00  -    22.00
  Granted                                                                  -                  -
  Cancelled                                                          (62,250)           6.00  -    22.00
                                                             ---------------       ---------------------

Outstanding, April 30, 1997 and December 31, 1997                     35,625       $    6.00  -    22.00
                                                             ===============       =====================

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

Options weighted  average  exercise  price  pursuant to the Plan  exercisable at
  December 31, 1997 are as follows:
                                                      15,625     $22.00
                                                       8,750       6.00
                                                       5,625       9.00
                                                       5,625      12.50
                                                  ----------
                                                      35,625
                                                  ==========

OTHER STOCK OPTIONS

(a)In connection with the purchase of the weighted athletic glove company, options to purchase a total of 112,999 shares of Common Stock were issued as follows:

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

(b)In July 1996, the Company granted stock options to officers and directors to purchase an aggregate of 1,210,000 shares of common stock at $1.25 per share. On May 1 and 2, 1997, the Company also issued to directors and officers, 2,550,000 options to purchase common shares at $1.06 per share. On June 12, 1997, the Company granted 1,250,000 warrants to the president of its insurance subsidiary to purchase shares at $.63 per share which are exercisable over a five-year period. All of the exercise prices were at the market price at the date of grant. These options are exercisable over a ten-year period.

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

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

Information regarding the Company's issuance during the eight-month period ended December 31, 1997 and for each of the two years in the period ended April 30, 1997:


                                        For the Eight
                                        Months Ended                                    Year Ended
                                                                -----------------------------------------------------------
                                      December 31, 1997                  April 30, 1997              April 27, 1996
                               -------------------------------- ----------------------------- -----------------------------
                                                  Loss from                      Loss from                      Loss from
                                                 Continuing                      Continuing                    Continuing
                                  Net Loss        Operations       Net Loss      Operations      Net Loss      Operations
                               --------------- ---------------- -------------- -------------- -------------- --------------

Loss:
    As reported                $ (1,144,388)   $  (553,481)    $ (2,373,462) $   (415,891)     $(1,997,611)  $(1,006,692)
    Pro forma                  $ (4,632,388)   $(4,041,481)      (3,811,462)   (1,853,891)      (1,997,611)   (1,006,692)

Loss per share:
  Basic and diluted
   As reported                 $      (.25)    $      (.11)          (1.35)         (.24)            (1.67)         (.84)
   Pro forma                   $     (1.03)    $      (.89)          (2.16)        (1.05)            (1.67)         (.84)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted assumptions during the periods ended:

                                 December 31,                   April 30,
                                     1997                          1997
                                 --------------                -------------

Exercise price                   $        .92                  $       1.25
Expected life of option               8 years                      10 years
Risk free interest rate                  6.48%                        6.66%
Expected volatility                    264.00%                      117.00%

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

As of May 1, 1997, the Company entered into a four-year employment agreement with the president of the Company. Under the terms of the employment agreement, the president will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year. Additionally, pursuant to the employment agreement, and during each year thereof, the president will be entitled to a bonus equal to 3% of pretax profits up to $5,000,000 and 4% of pretax profits in excess of $5,000,000. The employment agreement contains non-competition and non-disclosure covenants. Under the terms of the agreement, the president was granted ten-year stock options to purchase 1,500,000 shares of common stock at $1.00 per share, of which 500,000 options vest immediately, 500,000 options vest after one year and the remaining options vest after two years. In addition, the agreement may be extended for an additional two years at the option of the president (see Note 5).

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

In connection with the purchase of the weighted athletic glove company, a royalty agreement effective during the life of the patent was signed with the former owners requiring minimum royalties of $10,000 in 1996, $20,000 in 1997 and $30,000 per year thereafter. If such royalties are not paid or otherwise satisfied, the patents would be reassigned to the previous owners of the weighted athletic glove company. The Company negotiated the matter and has since settled with the owners of the weighted athletic glove company (see Note 7).

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