Form 10QSB/A
period 1998-06-30
UNIVERSAL HEIGHTS INC
filed 1998-09-02
CIK 891166

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



                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

                                                                                 June 30,      December 31,
                                                                                   1998            1997
                                                                              -----------------------------

Equity securities available for sale at cost which approximates fair value    $    156,460     $       --
Fixed maturity securities held-to-maturity at amortized cost which
      approximates fair value                                                    2,674,638             --

Cash and cash equivalents                                                        3,755,712        1,172,418
Prepaid Reinsurance Premiums                                                     5,027,165             --
Prepaid Other                                                                      254,000             --
Receivables:
      Reinsurance Recoverable on Losses                                          1,274,130             --
      Other Receivables                                                          1,356,700           21,478
Deferred Policy Acquisition Cost                                                   156,232             --
Property and equipment, net                                                          4,375            9,388
Deposits                                                                            10,316            9,816
Insurance License Acquisition Costs                                                143,277          118,678
Cash restricted for regulatory capitalization requirements                       5,300,000        5,300,000
                                                                                 ---------        ---------
Total Assets                                                                  $ 20,113,005     $  6,631,778
                                                                              ============     ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Unpaid losses and loss adjustment expenses                             $  2,548,260             --
       Unearned premiums                                                         8,882,831             --
       Accounts payable                                                          1,218,542        1,030,085
       Other accrued expenses                                                      334,123          278,392
       Accrued Tax, Licenses and Fees                                               52,500             --
       Due to related parties                                                      320,872          406,000
       Other                                                                         3,182            7,161
                                                                                     -----            -----
           Total Liabilities                                                    13,360,310        1,721,638
                                                                                ==========        =========

STOCKHOLDERS' EQUITY:
Cumulative preferred stock, $.01 par value, 1,000,000 shares
       authorized, 138,640 shares issued and outstanding                             1,387            1,387
 Common stock, $.01 par value, 20,000,000 shares authorized,
       14,687,604 shares issued                                                    146,876          146,326
Additional paid-in capital                                                      14,983,471       14,688,981
Accumulated deficit                                                             (8,379,039)      (9,926,554)
                                                                                ----------       ----------

Total Stockholders' Equity                                                       6,752,695        4,910,140
                                                                                 ---------        ---------

Total Liabilities and Stockholders' Equity                                    $ 20,113,005      $ 6,631,778
                                                                              ============        =========


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                For Six Months Ended             For Three Months Ended
                                                               June 30,           July 31,         June 30,        July 31,
                                                                 1998               1997             1998            1997
                                                                 ----               ----             ----            ----
PREMIUMS EARNED AND OTHER REVENUES
      Premium Income                                         $  4,196,356     $       --       $  3,394,766     $       --
      Net investment income                                       336,812             --            244,195             --
      Other income (expense)                                        3,545           (8,192)             980           (1,559)
                                                             ------------     ------------     ------------     ------------

           Total Revenues                                       4,536,713           (8,192)       3,639,941           (1,559)

OPERATING COST AND EXPENSES:
      Losses and loss adjustment expenses                       1,628,814             --          1,317,882             --
      General and Administrative expenses                       1,360,383          329,165        1,147,374          228,939
                                                             ------------     ------------     ------------     ------------

           Total Operating Expenses                             2,989,197          329,165        2,465,256          228,939

INCOME FROM CONTINUING OPERATIONS                               1,547,516         (337,357)       1,174,685         (230,498)

DISCONTINUED OPERATIONS
      Loss from operations of the sports novelty
           and souvenir business                                     --           (227,322)            --            (38,771)
      Loss on disposal of sports novelty and
           souvenir business                                         --         (1,387,575)            --               --
                                                             ------------     ------------     ------------     ------------
           Loss from Discontinued Operations                         --         (1,614,897)            --            (38,771)

INCOME (LOSS) BEFORE INCOME TAXES                               1,547,516       (1,952,254)       1,174,685         (269,269)

Federal Income tax provision                                         --               --               --               --
                                                             ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                               1,547,516       (1,952,254)       1,174,685         (269,269)
                                                             ============     ============     ============     ============

INCOME (LOSS) PER COMMON SHARE:
Basic
      Income (loss) from continuing operations               $       0.11            (0.10)    $       0.08     $      (0.07)
      Income (loss from discontinued operations                                      (0.47)                            (0.01)
                                                             ------------     ------------     ------------     ------------
Net income (loss)                                            $       0.11     $      (0.57)    $       0.08     $      (0.08)
                                                             ============     ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                               14,676,000        3,426,000       14,681,000        3,426,000
                                                             ============     ============     ============     ============

INCOME (LOSS) PER COMMON SHARE:
Diluted
      Income (loss) from continuing operations               $       0.09     $      (0.10)    $       0.07     $      (0.07)
      Income (loss) from discontinued operations                     --              (0.47)            --              (0.01)
                                                             ------------     ------------     ------------     ------------
Net income (loss)                                            $       0.09     $      (0.57)    $       0.07     $      (0.08)
                                                             ------------     ------------     ------------     ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                               17,783,000        3,426,000       17,787,000        3,426,000
                                                             ============     ============     ============     ============



                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                For Six Months Ended
                                                                            June 30, 1998    July 31, 1997
                                                                            --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATIONS:
     Net income (loss) from continuing operations                           $ 1,547,516     $  (337,357)
     Add (deduct):
     Adjustments to reconcile net income to cash provided by operations:
     Amortization and depreciation                                               84,197            --

Net change in non-cash balances relating to continuing operations:
     Prepaid Reinsurance Premiums                                            (5,027,165)           --
     Other Receivables and Deposits                                          (1,335,722)           --
     Insurance License Acquisition Costs                                        (32,783)           --
     Reinsurance Recoverable on Losses                                       (1,274,130)           --
     Deferred Policy Acquisition Cost                                          (156,232)           --
     Prepaid Other                                                             (150,000)           --
     Accounts Payable                                                           308,496            --
     Accrued Expenses                                                            51,752            --
     Accrued Tax, Licenses & Fees                                                52,500            --
     Unpaid Losses and Loss Adjustment Expenses                               2,548,260            --
     Unearned Premiums                                                        8,882,831            --
     Due to Related Parties and Other                                           (85,128)           --
     Stock Issued for Services                                                     --            21,000


Net cash provided by (used in) continuing operations                          5,414,392        (316,357)

 DISCONTINUED OPERATIONS:
     Loss from Discontinued Operations                                             --        (1,614,897)
    Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
    Stock issued for services                                                      --            20,034
    Depreciation and amortization                                                  --           575,068
    Write down of inventories to net realizable value                              --           (94,308)
    Loss on disposal of property, equipment and patents                            --           952,896

    Change in assets and liabilities:
      (Increase) Decrease in:
       Accounts Receivable                                                         --           (21,855)
       Inventories                                                                 --           149,220
      Other current assets                                                         --           312,071
      Accounts payable and accrued expenses:                                       --           179,868

Net cash provided by discontinued operations                                          0         458,097

Net cash provided by operating activities                                     5,414,392         141,740









                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited) cont'd.

                                                                                For Six Months Ended
                                                                            June 30, 1998    July 31, 1997
                                                                            --------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                            --             7,251
     Purchase of equity securities                                             (156,460)           --
     Purchase of debt securities                                             (2,674,638)
     Acquisition of patents and trademarks
                                                                                   --           (17,112)

Net cash used in investing activities
                                                                             (2,831,098)         (9,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                         --          (191,250)
    Advances from stockholders                                                     --          (149,780)
    Issuance of related party loans                                                --           237,893
    Payment on capital lease obligations
                                                                                   --            (6,112)

Net cash used by financing activities                                                 0        (109,249)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,583,294          22,630

CASH AND CASH EQUIVALENTS, Beginning of Period
                                                                              1,172,418           1,507

CASH AND CASH EQUIVALENTS, End of Period                                    $ 3,755,712     $    24,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest Paid                                                                  --               648

SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES
    Common stock issued for liabilities                                          60,000            --
    Valuation of warrants issued for liabilities                                 60,000            --
    Valuation of warrants issued for prepaid expenses                           175,000            --
    Preferred stock issued in exchange for debt                                    --               887
    Common stock issued in exchange for debt                                       --           444,886



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

On March 10, 1998, the Company made a decision to change its accounting fiscal year end from April 30 to December 31 and in February 1998 commenced its insurance business. As a result of the change in accounting year, the three and six month periods ended June 30, 1998 and July 31, 1997 have been presented for comparative purposes. There would not have been a material difference if the Company had presented the three and six month periods ended June 30, 1997 rather than the three and six month periods ended July 31, 1997.

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

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

NOTE 2 - INSURANCE OPERATIONS, Continued

The Company incurred $151,461 in legal costs in connection with UPCIC's efforts to acquire the insurance license from the DOI for the insurance subsidiary. The Company is amortizing the costs associated with acquiring the insurance license over a five year period as they benefit future periods. Insurance license acquisition costs reported at June 30, 1998 was reported net of accumulated amortization of $8,184.

The insurance subsidiary's chief executive officer is affiliated with companies that provide the Company with management and personnel for the subsidiary's underwriting claims and financial requirements, together with support offices, equipment and services. The fees for such services for the six months ended June 30, 1998 have been recorded at $400,000.

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

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

NOTE 3 - REVENUE RECOGNITION, continued

Effective June 1, 1998, with respect to losses arising out of loss occurrences commencing on or after that date, the Company obtained coverage of $41,000,000 in excess of $2,000,000. UPCIC also has coverage from the Florida Hurricane Catastrophe Fund which is estimated to be $38,000,000. In addition, in the event a hurricane were to decrease the limits of catastrophe cover, UPCIC has purchased contingency coverage to replace the Florida Hurricane Catastrophe Cover for 90% of losses of $42,300,000 in excess of $42,300,000 otherwise recoverable excess of $10,600,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

PREMIUMS:

              Written            Earned
              -------            ------

Direct     $  2,289,024     $     88,833
Assumed      12,995,102        6,880,324
Ceded        (8,760,239)      (2,772,801)
           ------------     ------------
Net        $  6,523,887     $  4,196,356
           ============     ============


OTHER AMOUNTS:

Reinsurance Recoverable on Losses         $  1,274,130
Unearned Premiums Reserve Ceded           $  4,781,364


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

Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes reporting
standards  for  public  companies   concerning   annual  and  interim  financial
statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. For the period ended June 30, 1998, there were no items as defined in FAS 131 that should be reported separately. In the future, if the Company establishes operating segments, disclosures about segments and related information will be reported pursuant to FAS 131.

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

      The primary use of the private offering was to provide restricted cash needed for the JUA. UPCIC expects that JUA premiums and renewals are sufficient to meet UPCIC's current working capital requirements. Amounts considered to be in excess of current working capital requirements in the aggregate of $2,831,098 at June 30, 1998 have been invested. UPCIC believes that the JUA premiums, renewals and the excess working capital will be sufficient to meet UPCIC's working capital needs for the next twelve months.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JULY 31, 1997

      The operations for the three months ended June 30, 1998 reflect the Company's first full quarter of the Company's newly started insurance business and are therefore not directly comparative to the previous period. Revenues, loss and loss adjustment expenses and general and administrative expenses have increased significantly when compared to the prior year period as well as the first quarter of 1998 as a result of the development of the insurance operations.

      As a result of a change in the Company's fiscal year end, the Company presented the three months ended July 31, 1998 (the fourth quarter of its last fiscal year) as comparatives.

                           UNIVERSAL HEIGHTS, INC.

                         PART II - OTHER INFORMATION


Item  1.    Legal Proceedings
--------    -----------------

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

Item  2.    Changes in Securities
--------    ---------------------

      On May 7, 1998, the Company granted 1,050,000 options to officers and directors to purchase stock at $1.63 per share ("Options"), the quoted market price at that date. In connection with the Settlement Agreement and Mutual Release described in Item 1 above, on April 15, 1998, the Company issued an aggregate of 10,000 shares of the Company's common stock , $.01 par value per share ("Shares") to the Plaintiffs as follows: John D. Walker (3,333); Larry Martin (3,333); Michael K. Reese and Mary K. Reese, as Tenants by the Entirety (1,112); Michael J. Keane and Lisa C. Keane, as Tenants by the Entirety (1,111); Richard D. Kriseman (1,111). The shares were issued at a fair market value of $1.50 per share. The cost of the Shares ($15,000) was applied against the reserve of approximately $100,000 that the Company established for additional costs related to the Company's discontinued operations at December 31, 1997. In addition, pursuant to an agreement approved by the board of directors on July 9, 1998 between the Company and Value Management Research ("Value Management"), the Company agreed to issue 100,000 warrants to purchase shares of common stock to Value Management at an exercise price of $2.00 per share ("Warrants") in connection with investor relation services. The Options, Shares and Warrants were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities
-------     -------------------------------

      None.


Item  4.    Submission of Matters to a Vote of Security Holders
--------    ---------------------------------------------------

      None.

                           UNIVERSAL HEIGHTS, INC.

                         PART II - OTHER INFORMATION


Item 5.     Other Information
-------     -----------------

      None.


Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

      None.

                                  SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                UNIVERSAL HEIGHTS, INC.


Date: September 2, 1998                         _____________________________
                                                Bradley I. Meier, President