Form 10QSB
period 1998-09-30
UNIVERSAL HEIGHTS INC
filed 1998-11-13
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10 - QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1998

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


      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Number of shares of the Common Stock of Universal Heights, Inc. issued and outstanding as of September 30, 1998: 14,687,604.

      Transitional Small Business Disclosure Format   Yes __   No  X

                           UNIVERSAL HEIGHTS, INC.

                        PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

      The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

                      UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                       ASSETS
                                                                                       September 30,      December 31,
                                                                                           1998               1997
                                                                                   ------------------   ----------------
Equity securities available for sale at market (cost of $470,857)                       $ 449,945       $          -
Fixed maturity securities held-to-maturity at amortized cost                                                       -
       (fair value of $2,487,845)                                                       2,484,294
Cash and cash equivalents                                                               6,977,597          1,172,418
Prepaid reinsurance premiums                                                            5,126,186                  -
Prepaid other                                                                             108,000                  -
Receivables:
     Reinsurance recoverable on losses                                                  1,433,554                  -
     Other receivables                                                                  (171,705)             21,478
Deferred policy acquisition cost                                                        1,066,179                  -
Property and equipment, net                                                                 2,105              9,388
Deposits                                                                                    9,816              9,816
Insurance license acquisition costs                                                       135,317            118,678
Cash restricted for regulatory capitalization requirements                              5,300,000          5,300,000
                                                                                       ----------          ---------
Total assets                                                                         $ 22,921,288       $  6,631,778
                                                                                    =============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                                              2,875,108                  -
Unearned premiums                                                                       9,850,961                  -
Accounts payable                                                                        1,600,162          1,030,085
Other accrued expenses                                                                  1,190,324            278,392
Accrued tax, licenses and fees                                                            155,000                  -
Due to related parties                                                                     19,721            406,000
Other                                                                                       3,155              7,161
                                                                                            -----              -----
         Total liabilities                                                             15,694,431          1,721,638
                                                                                       ==========          ---------

STOCKHOLDERS' EQUITY:
Cumulative preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640            1,387              1,387
      shares issued and outstanding
 Common stock, $.01 par value, 40,000,000 shares authorized, 14,687,604 shares            146,876            146,326
      issued and outstanding
Additional paid-in capital                                                             15,067,571         14,688,981
Accumulated deficit                                                                    (7,988,977)        (9,926,554)
                                                                                      -----------        -----------

Total stockholders' equity                                                              7,226,857          4,910,140
                                                                                        ---------          ---------

Total liabilities and stockholders' equity                                           $ 22,921,288        $ 6,631,778
                                                                                     =============       ===========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                   For Nine Months Ended           For Three Months Ended
                                                               September 30,     October 31,    September 30,     October 31,
                                                                    1998            1997             1998            1997
                                                               -------------     -----------    -------------     -----------
PREMIUMS EARNED AND OTHER REVENUES
     Premium income                                                 $6,034,007         $             $1,837,651           $
                                                                                            -                                -
     Net investment income                                             530,577              -           190,794              -
     Other income (expense)                                             50,328        (9,622)            49,754        (1,430)
                                                                  ------------    -----------           -------    -----------

         Total revenues                                              6,614,912        (9,622)         2,078,199        (1,430)

OPERATING COST AND EXPENSES:
     Losses and loss adjustment expenses                             2,377,901              -           749,087              -
     General and administrative expenses                             2,029,814        679,332           669,430        350,167
                                                                     ---------      ---------           -------      ---------

         Total operating expenses                                    4,407,715        679,332         1,418,517        350,167

INCOME FROM CONTINUING OPERATIONS                                    2,207,197       (688,954)          659,682       (351,597)

DISCONTINUED OPERATIONS
     Loss from operations of the sports novelty and
     souvenir business                                                       -       (348,275)                -       (120,953)
     Loss on disposal of sports novelty and souvenir
     business                                                                -     (1,387,575)                -              -
                                                                 -------------    -----------      ------------     ----------
         Loss from discontinued operations                                   -     (1,735,850)                -       (120,953)

INCOME (LOSS) BEFORE INCOME TAXES                                    2,207,197     (2,424,804)          659,682       (472,550)

Federal income tax provision                                           216,720              -           216,720              -
                                                                       -------   ------------           -------     ----------

NET INCOME (LOSS)                                                    1,990,477     (2,424,804)          442,962       (472,550)
                                                                   ===========    ===========          ========      =========

INCOME (LOSS) PER COMMON SHARE:
Basic
     Income (loss) from continuing operations                      $      0.14   $     (0.21)      $       0.03   $      (0.11)
     Income (loss from discontinued operations                               -         (0.51)                 -          (0.04)
                                                                      --------    -----------          --------     -----------
Net income (loss)                                                   $     0.14    $    (0.72)      $       0.03   $      (0.15)
                                                                    ==========    ===========      ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                    14,680,000      3,368,000        14,688,000      3,251,000
                                                                    ==========      =========        ==========      =========

INCOME (LOSS) PER COMMON SHARE:
Diluted
     Income (loss) from continuing operations                        $    0.11  $       (0.21)     $       0.02   $      (0.11)
     Income (loss) from discontinued operations                              -          (0.51)                -          (0.04)
                                                                 -------------  ---------------    ------------   -------------
Net income (loss)                                                    $    0.11  $       (0.72)     $       0.02   $      (0.15)
                                                                     ---------  --------------     ------------    ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          17,391,000      3,368,000        17,949,000      3,251,000
                                                                    ==========      =========        ==========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Unaudited)

                                                                                             For Nine Months Ended
                                                                                      September 30,               October 31,
                                                                                           1998                       1997
                                                                                      -------------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATIONS:
     Net income (loss) from continuing operations                                      $    1,990,477            $(688,954)
     Add (deduct):
     Adjustments to reconcile net income to cash provided
by operations:
     Amortization and depreciation                                                             78,248                  ---

Net change in non-cash balances relating to continuing operations:
     Prepaid reinsurance premiums                                                         (5,126,186)                  ---
     Other receivables and deposits                                                           193,183                  ---
     Insurance license acquisition costs                                                     (24,823)                  ---
     Reinsurance recoverable on losses                                                    (1,433,554)                  ---
     Deferred policy acquisition cost                                                     (1,066,179)                  ---
     Prepaid other                                                                           (24,000)                  ---
     Accounts payable                                                                         690,116                  ---
     Accrued expenses                                                                         907,953                  ---
     Accrued tax, licenses & fees                                                             155,000                  ---
     Unpaid losses and loss adjustment expenses                                             2,875,108                  ---
     Unearned premiums                                                                      9,850,961                  ---
     Due to related parties and other                                                        (308,282)                 ---
     Stock issued for services                                                                                     139,201
                                                                                           ----------              -------


Net cash provided by (used in) continuing operations                                        8,758,022             (549,753)
                                                                                           ----------             ---------

 DISCONTINUED OPERATIONS:
     Loss from discontinued operations                                                            ---           (1,735,850)
    Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
    Stock issued for services                                                                     ---              108,784
    Depreciation and amortization                                                                 ---              587,680
    Write down of inventories to net realizable value                                             ---              (94,308)
    Loss on disposal of property, equipment and patents                                                            952,896

    Change in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                                                        ---              (22,483)
       Inventories                                                                                ---              151,868
       Other current assets                                                                       ---              312,071
       Accounts payable and accrued expenses:                                                                       295,501
                                                                                          -----------             --------

Net cash provided by discontinued operations                                                        0              556,159
                                                                                          -----------             --------

Net cash provided by operating activities                                                   8,758,022                6,406





                                         UNIVERSAL HEIGHTS, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Unaudited) cont'd.
                                                                                             For Nine Months Ended
                                                                                      September 30,            October 31,
                                                                                           1998                   1997
                                                                                      -------------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                          ---                 7,251
     Purchase of equity securities                                                          (470,857)                  ---
     Purchase of debt securities                                                          (2,481,986)                  ---
     Acquisition of patents and trademarks                                                       ---               (17,112)
                                                                                          -----------              --------

Net cash used in investing activities                                                     (2,952,843)               (9,861)
                                                                                          -----------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                                      ---             (141,250)
      Advances from stockholders                                                                  ---              (85,345)
      Issuance of related party loans                                                             ---              237,893
      Payment on capital lease obligations                                                                          (9,310)
                                                                                          -----------              --------

Net cash provided by financing activities                                                           0                1,988

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        5,805,179               (1,467)

CASH AND CASH EQUIVALENTS, Beginning of Period                                              1,172,418                1,507
                                                                                          -----------              -------

CASH AND CASH EQUIVALENTS, End of Period                                                $  6,977,597           $        40
                                                                                        =============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                                                 ---                9,178

SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES
    Common stock issued for liabilities                                                       60,000                   ---
    Valuation of warrants issued for liabilities                                              60,000                   ---
    Valuation of warrants issued for prepaid expenses                                        274,000                   ---
    Preferred stock issued in exchange for debt                                                                        887
    Common stock issued in exchange for debt                                                                       503,011


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Universal Heights, Inc. ("Company"), its wholly-owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC") and other entities which are under common control through common ownership. All intercompany accounts and transactions have been eliminated in consolidation.

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

On March 10, 1998, the Company made a decision to change its accounting fiscal year end from April 30 to December 31 and in February 1998 commenced its insurance business. As a result of the change in accounting year, the three and nine month periods ended September 30, 1998 and October 31, 1997 have been presented for comparative purposes. There would not have been a material difference if the Company had presented the three and nine month periods ended September 30, 1997.

The Company continues to develop into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998 and became licensed by the Florida Department of Insurance on September 28, 1998 as the Company's wholly-owned Managing General Agent ("MGA"). Through the MGA, the Company will have underwriting and claims authority for third-party insurance companies. The MGA will generate revenue through policy fee income and other administrative fees from the marketing of third party insurance products through the Company's distribution network. Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and Universal
Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of Universal Heights, Inc. to assume acquired agency business. These two entities are the foundation of the Company's agency operations which will generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. In addition, on August 31, 1998 World Financial Resources (Barbados) LTD. ("WFR") was incorporated in Barbados to participate in the international insurance and reinsurance markets. Effective September 1, 1998 WFR, entered into an excess and surplus arrangement for catastrophic events.

The consolidated balance sheet of the Company, as of September 30, 1998, and the related consolidated statements of operations for the three and nine months ended September 30, 1998 and October 31, 1997 and cash flows for nine months ended September 30, 1998 and October 31, 1997 are unaudited.

The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

Certain reclassifications have been made in the 1997 financial statements to conform them to and make them consistent with the presentation used in the 1998 financial statements.

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of all financial instruments including both assets and liabilities unless specifically exempted. The following methods and assumptions were used by the Company in estimating the fair value of financial instruments. Cash and cash equivalents: the carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of those items. Accounts receivable and accounts payable: the carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate their fair value. Investment securities: fair values for fixed maturity securities and other invested assets are based on quoted market prices.

NOTE 2 - INSURANCE OPERATIONS

UPCIC maintains its records in conformity with the accounting practices prescribed or permitted by the DOI. To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying financial statements on the basis of GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and is servicing such policies. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC has acquired policies from the JUA at various stages in the life of such policies. Accordingly, UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At September 30, 1998, the Company recorded $9,850,961 in connection with unearned premiums.

UPCIC's obligation for liabilities for policies assumed from the JUA begins at 11:59 p.m. on the date of assumption of the policies. UPCIC has no liability for assumed policies prior to the assumption date nor does UPCIC have any liability for claims made to the JUA. Similarly, the JUA has no liability for assumed liabilities subsequent to the assumption date.

The Company incurred $151,461 in legal costs in connection with UPCIC's efforts to acquire the insurance license from the DOI for the insurance subsidiary. The Company is amortizing the costs associated with acquiring the insurance license over a five year period as they benefit future periods. Insurance license acquisition costs reported at September 30, 1998 was reported net of accumulated amortization of $16,144.

The insurance subsidiary's chief executive officer is affiliated with companies that provide the Company with management and personnel for the subsidiary's underwriting claims and financial requirements, together with support offices, equipment and services. The fees for such services for the nine months ended September 30, 1998 have been recorded at $520,860.

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

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions will be deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At September 30, 1998, deferred policy acquisition costs amounted to $1,066,179.

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

Effective June 1, 1998, with respect to losses arising out of loss occurrences commencing on or after that date, UPCIC obtained coverage of $41,000,000 in excess of $2,000,000. UPCIC also has coverage from the Florida Hurricane Catastrophe Fund which is estimated to be $38,000,000. In addition, in the event a hurricane were to decrease the limits of catastrophe cover, UPCIC has purchased contingency coverage to replace the Florida Hurricane Catastrophe Cover for 100% of losses of $42,300,000 in excess of $42,300,000 otherwise recoverable excess of $10,600,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

PREMIUMS:

                     Written            Earned
                     -------            ------

Direct            $  7,486,366            $    725,807
Assumed             13,589,998              10,499,596
Ceded              (10,313,582)             (5,191,396)
                  -------------            -----------
Net                $10,762,782            $  6,034,007
                   ===========            ============


OTHER AMOUNTS:

Reinsurance recoverable on losses         $  1,437,554
Unearned premiums reserve ceded           $  5,122,186


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

NOTE 4 - ISSUANCE OF STOCK

Pursuant to an agreement approved by the board of directors on July 9, 1998 between the Company and Value Management Research ("Value Management"), the Company agreed to issue 100,000 warrants to purchase shares of common stock to Value Management at an exercise price of $2.00 per share in connection with investor relation services. On August 3, 1998, the Company granted 50,000 options to an officer of the Company to purchase stock at $1.87 per share, the quoted market price at that date.

NOTE 5 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the statement of operations or the statement of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the consolidated balance sheets. The Company adopted SFAS No. 130 on January 1, 1998 as required. For the period ended September 30, 1998, the Company has an investment portfolio with unrealized holding gains and losses which are reported pursuant to FAS 130.

Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes reporting
standards  for  public  companies   concerning   annual  and  interim  financial
statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. For the period ended September 30, 1998, there were no items as defined in FAS 131 that should be reported separately. In the future, if the Company establishes operating segments, disclosures about segments and related information will be reported pursuant to FAS 131.

NOTE 6 - OTHER RELATED-PARTY TRANSACTION:

On August 31, 1998 the Company loaned a director of the Company $250,000 in the form of a 10% promissory note due on or before March 1, 1999. The note is collateralized by publicly traded stock valued in excess of the note. At September 30, 1998, the aggregate principal and accrued interest balance on the note of $252,083 is included in other assets in the accompanying 1998 consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

OVERVIEW

       The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), has begun to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

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

       UPCIC's initial business and operations consist of providing property and casualty coverage through homeowners' insurance policies acquired through the JUA. UPCIC has entered into agreements with the JUA whereby since February 1998 UPCIC has assumed and is currently servicing approximately 29,000 policies. These policies, if renewed, represent approximately $28,000,000 in estimated annual gross direct written premium revenues. In addition, UPCIC has received approximately $89 per policy in bonus incentive money paid to UPCIC by the JUA for assuming the policies. The bonus money must be maintained in an escrow account for 3 years. UPCIC must maintain the policies from the JUA for the 3 year period at which point UPCIC will receive the bonus money.

     The Company continues to develop into a vertically integrated insurance holding company. The Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's newly formed agency operations which include Universal Florida Insurance Agency and Universal Insurance Solutions, Inc. will generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. Universal Risk Advisors, Inc., the Company's managing general agent, will generate revenue through policy fee income and other administrative fees from the marketing of third party insurance products through the Company's distribution network.

SEASONALITY

       The Company has not determined the level of seasonality, if any, in the insurance business. However, the Company believes that its earnings have the most potential to be effected negatively during the hurricane windstorm season that begins in June and ends in November.

FINANCIAL CONDITION

       CASH AND CASH EQUIVALENTS at September 30, 1998 aggregated $6,977,597. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

      The primary use of the private offering was to provide restricted cash needed for the JUA. UPCIC expects that JUA premiums and renewals are sufficient to meet UPCIC's current working capital requirements. Amounts considered to be in excess of current working capital requirements have been invested. UPCIC believes that the JUA premiums, renewals and the excess working capital will be sufficient to meet UPCIC's working capital needs. At September 30, 1998, UPCIC's investments were comprised of $10,443,875 in cash and repurchase agreements, $1,109,245 in short term investments, $2,481,986 in mortgage backed securities and $243,563 in equities.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED OCTOBER 31, 1997

      The operations for the nine months ended September 30, 1998 consist of the Company's newly started insurance business, accordingly, the operations are not comparative to the previous period as there were no insurance operations previously and the Company's former souvenir business was discontinued.

      On February 1, 1998, the Company began recognizing earned premiums on insurance contracts acquired from JUA. Income is recognized evenly over the terms of policies. Through September 30, 1998 the Company recognized revenues of $6,034,007 after reinsurance on approximately 29,000 policies. See MD&A section entitled, "Financial Condition - Cash and Cash Equivalents" for a discussion of the short-term and long-term resources for the insurance subsidiary.

      The Company's investment income represents primarily interest income of $530,577 in cash and cash equivalents aggregating $6,977,597, fixed maturity securities aggregating $2,484,294 and equity securities aggregating $449,945 at

September 30, 1998. Such funds were received for advance premiums and from the Company's private offering.

      Loss and loss adjustment expenses for the nine months ended September 30, 1998 were $2,377,901. These costs relate to insurance claims incurred by UPCIC. General and administrative expenses were $2,029,814 as compared to $679,332 for the nine months ended October 31, 1997. General and administrative expenses have increased due to the Company's insurance operations.

      As a result of a change in the Company's year end, the Company presented the nine months ended October 31, 1997 as comparatives.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED OCTOBER 31, 1997

      The operations for the three months ended September 30, 1998 reflect the Company's second full quarter of the Company's newly started insurance business. Revenues, loss and loss adjustment expenses and general and administrative expenses have increased significantly when compared to the prior year period as a result of the development of the insurance company's operations.

      As a result of a change in the Company's fiscal year end, the Company presented the three months ended October 31, 1997 as comparatives.


IMPACT OF THE YEAR 2000

     The Company's investment in enhanced technologies and implementation of new systems to better serve the insured is a continuing process. As part of this process, the Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. As of September 30, 1998, the Company had completed efforts which, the Company believes, have brought its systems into substantial compliance. The total cost incurred to modify existing systems was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. The Company will continue to contact its business partners (including agents, banks and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.

                             UNIVERSAL HEIGHTS, INC.

                           PART II - OTHER INFORMATION


ITEM  1.    LEGAL PROCEEDINGS

      Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management and counsel, all such matters are adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM  2.    CHANGES IN SECURITIES

      Pursuant to an agreement approved by the board of directors on July 9, 1998 between the Company and Value Management Research ("Value Management"), the Company agreed to issue 100,000 warrants to purchase shares of common stock to Value Management at an exercise price of $2.00 per share ("Warrants") in connection with investor relation services. On August 3, 1998, the Company granted 50,000 options to an officer to purchase stock at $1.87 per share, the quoted market price at that date. The Options and Warrants were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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


                                                UNIVERSAL HEIGHTS, INC.


Date: November 12, 1998                         /s/ Bradley I. Meier
                                                ----------------------------
                           Bradley I. Meier, President