Form 10KSB
period 1998-12-31
UNIVERSAL HEIGHTS INC
filed 1999-04-15
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   For the fiscal year ended December 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

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

Common Stock, $.01 par value                        OTC Bulletin Board
Redeemable Common Stock Purchase Warrants           OTC Bulletin Board
  (Title of each class)                      (Name of exchange where registered)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: YES X NO
                                                                           -

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuers revenues for its most recent fiscal year: $9,184,594

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 1998: $16,506,679

         State the number of shares of Common Stock of Universal Heights, Inc. issued and outstanding as of March 1, 1999: 14,672,604



         Transitional Small Business Disclosure Format: YES     NO  X
                                                            --      -

================================================================================

                                     PART I

Item 1.  Description of Business

THE COMPANY--

         Universal Heights, Inc. ("UHTS" or the "Company") was originally organized in 1990. In April 1997, the Company organized a subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), as part of its strategy to take advantage of what management believed to be profitable business and growth opportunities in the marketplace. UPCIC was formed to participate in the transfer of homeowner insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA"). The Company currently has various wholly-owned subsidiaries including Universal Insurance Holding Company, U.S. Insurance Solutions, Inc., Universal Florida Insurance Agency and World Financial Resources (Barbados) Ltd. UPCIC and Universal Risk Advisors, Inc. are wholly-owned subsidiaries of Universal Insurance Holding Company. U.S.A. Insurance Solutions, Inc. is a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. (The foregoing subsidiaries may be collectively referred to herein as the "Subsidiaries").

         The Company was incorporated under the laws of the State of Delaware on November 13, 1990 and its principal executive offices are located at 2875 N.E. 191st Street, Suite 400A, Miami, Florida 33180, and its telephone number is
(305) 792-4200.

INSURANCE BUSINESS--

         On October 29, 1997, the Florida Department of Insurance ("DOI") approved UPCIC's application for a permit to organize as a domestic property and casualty insurance company in the State of Florida. On December 4, 1997, UHTS raised approximately $6.7 million in a private placement of common stock with various institutional and other accredited investors ("Private Offering"). The proceeds of the offering were used to meet the minimum regulatory capitalization requirements ($5.3 million) of the DOI to obtain an insurance company license and for general working capital purposes. UPCIC received a license to engage in underwriting homeowners' insurance in the State of Florida on December 31, 1997. In 1998, UPCIC began operations through the assumption of homeowner insurance policies issued by the JUA.

JUA TAKEOUT PROGRAM

         The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA became a major provider of original and renewal insurance coverage for Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature approved a number of initiatives to depopulate the JUA. The Florida legislature subsequently approved, and the DOI implemented, a Market Challenge/Takeout Bonus Program ("Takeout Program"), which provided additional incentives to private insurance companies to acquire policies from the JUA.

         The Takeout Program was attractive because it provided both substantial regulatory and financial incentives to private insurer participants. On the regulatory side, participants are exempt from assessments by the DOI for the

================================================================================
state's emergency insurance coverage programs for a period of three years. On the financial side, Takeout Program participants receive a bonus payment based upon the number of policies taken out of the JUA portfolio. UPCIC has received bonus payments of approximately $2,700,000 based upon a portfolio takeout of approximately 30,000 policies. Bonus payments must be held in escrow for three years. After the three-year period, if certain conditions are met, including maintaining a minimum number of policies, UPCIC will have unrestricted use of the bonus payments. In addition, UPCIC will have investment income from the bonus payments that will also be available at the end of the three years. These bonus payments will not be included in the Company's assets until receipt at the end of the three-year period. To date, the Company has substantially complied with requirements related to the bonus payments.

         UPCIC's initial business and operations have consisted of providing property and casualty coverage through homeowners' insurance policies acquired from the JUA. Since February 1998, UPCIC has assumed approximately 30,000 policies and is currently servicing approximately 25,000 homeowners insurance policies covering homes and condominium units. UPCIC believes that the base of insurance business acquired from the JUA will provide renewal premiums. If existing policies are renewed, such premiums would represent approximately $24 million in estimated annual gross direct written premium revenues. To date, the renewal rate of policies acquired by UPCIC is estimated to be approximately 75%. Although there is no assurance that policy renewals will continue at this rate, UPCIC is negotiating with insurance agents that are currently writing business in connection with the JUA policies in an effort to solicit policy renewals.

OPERATIONS

         All marketing, underwriting, rating, policy issuance and administration functions for UPCIC are performed by Universal Property and Casualty Management, Inc. ("Universal Management"), an outside management company, pursuant to a management agreement. Universal Management is a wholly-owned subsidiary of American European Group, Inc. ("AEG"), a Delaware insurance holding company. Universal Management and AEG both employ Joseph DeAlessandro as a senior officer and director. Mr. DeAlessandro has over 40 years of experience in the insurance industry having served as a senior executive with a number of insurance companies including American International Group, Travelers Insurance Group and its subsidiary, Gulf Insurance Company, and currently the American European Group of Companies.

         Claims handling functions for UPCIC are administered by an independent claims adjustment firm licensed in Florida that is nationally recognized as experts in claims adjusting and have catastrophe response capabilities. UPCIC retains oversight of claims administration by imposing specified limits of claims settlement authority and by conducting regular audits of claims practices.

         The earnings of UPCIC from policy premiums are supplemented by the generation of investment income from investment policies adopted by the Board of Directors of UPCIC. UPCIC's principal investment goals are to maintain safety and liquidity, enhance equity values and achieve an increased rate of return consistent with regulatory requirements.

         In an effort to further grow its insurance operations, UPCIC has begun to solicit business actively in the open market through independent agents. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting automobile and personal umbrella liability policies in the future. Any such program will require DOI approval. UHTS has also formed a managing general agent ("MGA"),

================================================================================

Universal Risk Advisors, Inc., to coordinate marketing efforts to independent agents.

         The Company continues to develop into a vertically integrated insurance holding company performing various aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998 and became licensed by the DOI on September 28, 1998 as the Company's wholly-owned MGA. Through the MGA, the Company will have underwriting and claims authority for third-party insurance companies. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC's as well as third party insurance products through the Company's distribution network. Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of the Company, to solicit voluntary business. These two entities are the foundation of the Company's agency operations which will seek to generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A. Insurance Solutions Inc., was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency. In addition, on August 31, 1998 World Financial Resources (Barbados) LTD. ("WFR") was incorporated as a subsidiary of UHTS in Barbados to participate in the international insurance and reinsurance markets. Effective September 1, 1998, WFR entered into an excess and surplus reinsurance arrangement with European International Reinsurance Company Ltd, as a reinsured for catastrophic events.

         The Company markets and distributes UPCIC's products and services primarily in South Florida, through a network of approximately 175 active independent agents. The Company believes that it can be distinguished from its competitors by providing quality service to both its agents and insureds. The Company's primary product is homeowners insurance.

         The Company's criteria for selecting policies includes the use of specific policy forms, limitations on coverage amounts on buildings and contents, acceptance of houses constructed only after 1960, acceptance of policies with no frequency of claims, and required compliance with local building codes. UPCIC's current portfolio includes approximately 17,000 policies with coverage for wind risks and 8,000 policies without wind risk. The average wind premium is approximately $1,000 and the average ex-wind premium is approximately $800. Approximately 42% of the policies are located in Dade, Broward and Palm counties.

NOVELTY AND SOUVENIR BUSINESS

         The Company was originally organized in 1990 to design and market licensed novelty and souvenir products. In order to expand its product line, during fiscal 1996, the Company acquired a private company engaged in the sale of patented, weighted athletic gloves and also acquired substantially all the assets of another private company engaged in the sale of pens with sports logos.

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

================================================================================

FACTORS AFFECTING OPERATION RESULTS AND MARKET PRICE OF STOCK

         The Company and its subsidiaries operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond UPCIC's control. This report contains in addition to historical information, forward-looking statements that involve risks and uncertainties. The words "expect," "estimate," "anticipate," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those set forth in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those uncertainties discussed below as well as those discussed elsewhere in this report.

NATURE OF THE COMPANY'S BUSINESS

         Factors affecting the sectors of the insurance industry in which the Company operates may subject the Company to significant fluctuations in operating results. These factors include competition, catastrophe losses and general economic conditions including interest rate changes, as well as legislative initiatives, the frequency of litigation, the size of judgments and severe weather conditions. Specifically the homeowners insurance market, which comprises the bulk of the Company's current operations, is influenced by many factors, including state and federal laws, market conditions for homeowners insurance and residential plans. Additionally, an economic downturn could result in fewer homeowner sales and less demand for homeowners insurance.

         Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. Although an individual insurance company's financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern.

         The Company believes that a substantial portion of its future growth will depend on its ability, among other things, to successfully implement its business strategy, including expanding the Company's product offering by underwriting and marketing additional insurance products and programs through its distribution network and further penetrating the Florida market by establishing relationships with additional independent agents in order to expand its distribution network. Any future growth is contingent on various factors, including the availability of adequate capital, the Company's ability to hire and train additional personnel, regulatory requirements and rating agency considerations. There is no assurance that the Company will be successful in expanding its business, that the existing infrastructure will be able to support additional expansion or that any new business will be profitable. Moreover, as the Company expands its insurance products and programs and the Company's mix of business changes, there can be no assurance that the Company will be able to maintain its profit margins or other operating results. There can also be no assurance that the Company will be able to obtain the required regulatory approvals to offer additional insurance products. UPCIC also is required to maintain a minimum capital surplus to support its underwriting program. The capital surplus requirement impacts UPCIC's potential growth.

LIMITED INSURANCE COMPANY OPERATING HISTORY

         UPCIC was incorporated in May 1997 and began operations in February 1998. Accordingly, UPCIC did not generate significant revenue until the second quarter of 1998 when it had completed the acquisition of, and received premiums for, the majority of the policies that it now services. UPCIC's growth to date

================================================================================
may not be an accurate indication of future results of operations in light of UPCIC's short operating history, the competitive nature of the insurance industry, and the effects, if any, of seasonality on UPCIC's results of operations.

         Because of UPCIC's limited operating history, there can be no assurance that UPCIC will achieve or sustain profitability or significant revenues. There can be no assurance that UPCIC will successfully address these risks by successfully executing its growth strategy and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

         UPCIC is exposed to multiple insured losses arising out of a single occurrence, such as a natural catastrophe. As with all property and casualty insurers, UPCIC will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. In addition, UPCIC protects itself against the risk of catastrophic loss by obtaining reinsurance coverage up to the 100 year Probable Maximum Loss ("PML"). UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance.

RELIANCE ON THIRD PARTIES AND REINSURERS

         UPCIC is dependent upon third parties to perform certain functions including, but not limited to, claims management, investment management, the purchase of reinsurance, underwriting, policy origination and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that currently transfer the risk of loss in excess of $1 million up to the 100 year PML.

REINSURANCE

         The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. A reinsurer's insolvency or inability to make payments under a reinsurance treaty could have a material adverse affect on the financial condition and profitability of UPCIC.

ADEQUACY OF RESERVES

         The reserves for losses and loss adjustment expenses periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of reserves for losses and loss adjustment expenses and there may

================================================================================
be substantial differences between actual losses and UPCIC's reserve estimates. In the case of UPCIC, this uncertainty is compounded by UPCIC's absence of historical claims experience. UPCIC relies on industry data and JUA data, as well as the expertise and experience of key individuals and service providers referenced herein, in an effort to establish accurate estimates and adequate reserves. Furthermore, factors such as storms and weather conditions, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC's future loss experience. Accordingly, there can be no assurance that UPCIC's reserves will be adequate to cover ultimate loss developments. UPCIC's profitability and financial condition could be adversely affected to the extent that its reserves are inadequate.

GOVERNMENT REGULATION

         Florida insurance companies are subject to regulation and supervision by the DOI. Notwithstanding the three-year assessment relief available to UPCIC under the Takeout Program, the DOI has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents; the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

         In addition, the Florida legislature and the National Association of Insurance Commissioners from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. UPCIC cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC.

DEPENDENCE ON KEY INDIVIDUALS AND THIRD PARTIES

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

RELIANCE ON TAKEOUT PROGRAM

         To date, substantially all of the Company's revenues have been derived from the Takeout Program. While the Company is attempting to expand its revenue base through its Subsidiaries, profitability and growth in the short-term will depend upon UPCIC's ability to renew the policies transferred from the Takeout Program and solicit policies written in the voluntary insurance market. There is no assurance that UPCIC will be able to retain the policyholders whose policies it acquires from the Takeout Program or that UPCIC will be able to attract additional policyholders. The inability to retain and attract additional policyholders could impair UPCIC's growth and future financial performance.

================================================================================

COMPETITION

         The insurance industry is highly competitive and many companies currently write homeowners property and casualty insurance. Additionally, the Company and its subsidiaries must compete with companies that have greater capital resources and longer operating histories for business both in the Takeout Program and the private insurance market. Increased competition from other insurance companies could adversely affect the Company's ability to do business profitably. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and high quality service to its agents and insureds.

EMPLOYEES--

         As of March 31, 1999, the Company had nineteen employees. None of the Company's employees is represented by a labor union. The Company has an employment agreement with its President and Chief Executive Officer. See "Executive Compensation--Employment Agreement."


ITEM 2. DESCRIPTION OF PROPERTY

         As of March 31, 1999, the Company leased approximately 1,300 square feet of office space for its corporate headquarters in North Miami Beach, Florida under a three-year lease. As of January 6, 1999 the Company leased approximately 1,500 square feet of office space in Hallandale, Florida under a three-year lease to operate its MGA. On January 28, 1999 the Company assumed the remaining portion of a one-year lease that renewed May 1, 1998 on its Ormond Beach agency operation for approximately 600 square feet of office space.


ITEM 3. LEGAL PROCEEDINGS

         Certain lawsuits have been filed against the Company. In the opinion of management, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's $.01 par value Common Stock ("Common Stock") is quoted on the OTC Bulletin Board under the symbol UHTS. The following table sets forth prices of the Common Stock, as reported by the OTC Bulletin Board. The following data reflects inter-dealer prices, without retail mark-up, mark-down or

================================================================================
commission and may not necessarily represent actual transactions. Per share prices reflect the one-for-four reverse stock split of the Company's Common Stock approved on December 2, 1994.

                                                    High               Low
                                              ---------------    --------------
FISCAL YEAR ENDED APRIL 30, 1997
--------------------------------

     First Quarter                                 $1.88               $0.88
     Second Quarter                                 1.38                1.00
     Third Quarter                                  1.25                0.38
     Fourth Quarter                                 2.75                0.38


EIGHT MONTHS ENDED  DECEMBER 31, 1997
-------------------------------------

     Quarter ended July 31, 1997                   $1.31              $ 0.44
     Quarter ended October 31, 1997                 1.84                0.63
     Two months ended December 31, 1997             1.25                0.75

YEAR ENDED DECEMBER 31, 1998
----------------------------

     First Quarter                                 $1.31               $0.69
     Second Quarter                                 2.31                1.00
     Third Quarter                                  2.06                1.00
     Fourth Quarter                                 1.13                0.63

         At March 1, 1999, there were 59 shareholders of record of the Company's Common Stock, although the Company believes that there are approximately 300 beneficial owners of its Common Stock. In addition, there were three shareholders of the Company's Series A and Series M Preferred Stock, ("Preferred Stock").

         In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt and 88,690 shares of Series M Preferred Stock were issued during fiscal year ended April 30, 1997, for repayment of $88,690 of related party debt. Each share of Preferred Stock is convertible into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. The Preferred Stock is redeemable by the Company at $10 per share through April 2000 and has a liquidation value of $10 per share. Beginning May 1, 1998, the Series A Preferred Stock paid a cumulative dividend of $.25 per quarter. In January 1999, the Company declared and paid accumulated dividends on the Series A Preferred Stock.

         The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the development and expansion of its business.

         Applicable provisions of the Delaware General Corporation Law may affect the ability of the Company to declare and pay dividends on its Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Moreover, the ability of the Company to pay dividends, if and when its Board of Directors determines to do so, may be restricted by regulatory limits on the amount of dividends which UPCIC is

================================================================================
permitted to pay the Company. Pursuant to a Consent Order ("Consent Order") issued in conjunction with the Company's authorization to underwrite homeowners insurance, during the first four years of operations, UPCIC shall pay only those dividends which have been approved in advance in writing by the DOI.

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

OVERVIEW

         In April 1997, the Company discontinued its souvenir and sports-related business, changed its strategy and organized UPCIC. UPCIC was formed to participate in the transfer of homeowner insurance policies from the JUA.

         UPCIC's application to become a Florida licensed property and casualty insurance company was filed with the DOI on May 14, 1997 and approved on October 29, 1997. UPCIC's proposal to begin operations through the acquisition of approximately 45,000 homeowner insurance policies issued by the JUA was approved by the JUA on May 21, 1997, subject to certain minimum capitalization and other requirements. One of the requirements imposed by the DOI was to limit the number of policies UPCIC could assume from the JUA to 30,000.

         The Florida Department of Insurance requires applicants to have a minimum capitalization of $5.3 million to be eligible to operate as an insurance company in the State of Florida. Upon being issued an insurance license, companies must maintain capitalization of at least $4 million. If an insurance company's capitalization falls below $4 million, then the company will be deemed out of compliance with DOI requirements, which could result in revocation of the participant's license to operate as an insurance company in the State of Florida. The Company's insurance subsidiary, UPCIC, maintains a separate account to hold the minimum required capitalization as well as gains in surplus.

         In June 1997, the Company named Joseph DeAlessandro Chairman of the Board and Chief Executive Officer of UPCIC. See Item 9, "Key Employees" for a description of Mr. DeAlessandro's insurance industry experience. In connection with Mr. DeAlessandro's appointments, the Company entered into an agreement with Universal P&C Management Co. headed by Mr. DeAlessandro to provide underwriting, claims and accounting services to UPCIC. In addition, as part of becoming a financial services company, in March 1997, Dr. Irwin Kellner, former chief economist for Chase Manhattan's Regional Bank, was appointed to the Company's Board of Directors.

         The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiaries has positioned itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

         The Company entered into an agreement with the JUA whereby since February 1998, UPCIC has assumed approximately 30,000 policies and is servicing

================================================================================
approximately 25,000 policies. UPCIC expects to solicit renewals of these policies, which renewals would represent approximately $24 million in estimated annual gross direct written premium revenues. In addition, UPCIC has received approximately $90 per policy in bonus incentive funds from the JUA for assuming the policies. The bonus funds must be maintained in an escrow account for three years. These bonus payments will not be included in the Company's assets until receipt at the end of the three year period. UPCIC must not cancel the policies from the JUA for this three-year period at which point UPCIC will receive the bonus funds.

         The Company expects that the proceeds from JUA premiums and renewals and new business will be sufficient to meet the Company's working capital requirements beyond the next twelve months. The primary use of the Private Offering was to provide cash needed for the capitalization of UPCIC.

         UPCIC does not expect to obtain additional policies from the JUA. The Company believes that UPCIC's existing base of insurance business provides opportunities for UPCIC to solicit future renewal premiums. If renewed, such premiums would represent approximately $24 million in estimated annual gross direct written premium revenues. To date the renewal rate of policies acquired by UPCIC is estimated to be approximately 75%. Although there is no assurance that policy renewals will continue at this rate, UPCIC is negotiating with insurance agents that are currently writing business in connection with the JUA policies in an effort to obtain policy renewals. In an effort to further grow its insurance operations, the Company has begun to solicit business actively in the open market. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting inland marine and personal umbrella liability policies in the future. Any such program will require DOI approval. See "Factors Affecting Operation Results and Market Price of Stock - RELIANCE ON TAKEOUT PROGRAM and COMPETITION" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998, EIGHT MONTHS ENDED DECEMBER 31, 1997 AND FISCAL YEAR ENDED APRIL 30, 1997


YEAR ENDED DECEMBER 31, 1998

         The operations for the year ended December 31, 1998 consist of the Company's newly started insurance business. Accordingly, the operations are not comparative to the previous period as there were no insurance operations previously and the Company's former souvenir business was discontinued.

         On February 1, 1998, the Company began recognizing earned premiums on insurance contracts acquired from the JUA. Income is recognized ratably over the terms of policies. Through December 31, 1998 the Company recognized net premium revenues of $7,689,058 related to approximately 30,000 policies.

         The Company's investment income for 1998 represents primarily interest income of $664,529 on cash and cash equivalents aggregating $11,987,091, fixed maturity securities aggregating $2,094,900 and equity securities aggregating $471,119 at December 31, 1998. Such funds were received for advance premiums and from the Private Offering.

================================================================================

         Loss and loss adjustment expenses for the year ended December 31, 1998 were $3,176,538. These costs relate to insurance claims incurred by UPCIC. General and administrative expenses were $3,875,688. General and administrative expenses have increased due to the Company's expanding insurance operations.

         Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. During 1998, Florida experienced two windstorm catastrophes which resulted in substantial industry losses. However, the Company did not experience significant losses from these events. While management believes UPCIC's catastrophe management strategies will reduce the severity of future losses, UPCIC continues to be exposed to similar or greater catastrophes.

         In January 1998, the Company agreed to issue 45,000 shares of Common Stock at a price of $1.00 per share in consideration for services rendered to the Company. The Company also issued 600,000 warrants to purchase Common Stock at $1.00 per share, the quoted market value, to an existing shareholder in January 1998. These warrants were issued for accrued legal services, which were valued at $60,000. In addition, pursuant to an investment banking agreement the Company agreed to issue 200,000 warrants to purchase shares of Common Stock at an exercise price of $.75 per share. These warrants have been valued at $.35 per warrant and are being charged to operations. In March 1998, the Company issued an additional 300,000 warrants. The value attributable to these warrants, approximately $.35 per warrant, are being charged to operations. In May 1998, the Company granted 1,050,000 options to officers and directors to purchase stock at $1.63 per share, the quoted market price at that date. In August 1998, the Company granted 50,000 options to an officer of the Company to purchase Common Stock at $1.87 per share, the quoted market price at that time.

         The Company has elected to follow Accounting Principles Board (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its stock options granted to employees and directors, and Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee stock options equals or is greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company expenses the fair value (as determined at the grant date) of options and warrants granted to non-employees over the vesting period.


EIGHT MONTHS ENDED DECEMBER 31, 1997 AND FISCAL YEAR ENDED APRIL 30, 1997

         As of April 30, 1997, the Company ceased all marketing efforts of its souvenir business and sports-related products and at the time, estimated the loss on disposal of inventories and patents at approximately $1,308,000. Subsequently, management's efforts were spent on raising capital for its new insurance business and was unable to close out the inventory and patents for the expected realized amounts. In February 1998, the Company determined that its efforts to commence and coordinate the insurance activity would be more beneficial to the Company and abandoned its efforts to pursue further recoveries of its former business. Management disposed of its remaining sports-related products inventory at closeout prices resulting in losses of an additional $280,000. Accordingly, all remaining costs attributable to the disposition of inventory were estimated to be $200,000. The Company provided for these disposition costs and additional costs of approximately $158,000 related to its discontinued operations at December 31, 1997.

================================================================================

         At December 31, 1997, other income increased as a result of interest income on the proceeds from the Private Offering.

         During the eight-month period from May 1, 1997 to December 31, 1997, the Company's operating expenses totaled $613,481 as compared to $400,903 for the fiscal year ended April 30, 1997. This increase in operating expenses was a result of preliminary expenses related to the Company's insurance operations as well as an increase in the annual compensation for the Company's President and Chief Executive Officer.

         In May 1997, the Company issued 2,550,000 options to purchase the Company's Common Stock and in June 1997, the Company issued 1,250,000 warrants to purchase shares of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are premium revenues and investment income.

         For the year ended December 31, 1998, operations generated operating cash flow of $8 million, and operating cash flow is expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities.

         The Company believes that its current capital resources will be sufficient to support current operations and expected growth for at least 24 months.

         The balance of cash and cash equivalents at December 31, 1998 is $11,987,091. This amount along with readily marketable debt and equity securities aggregating $2,566,019 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1 million up to the 100 year PML which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

         To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. The Company is also required to adhere to prescribed premium-to-capital surplus ratios. The Company is in compliance with these requirements.

         The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. Pursuant to the Consent Order issued to UPCIC, during UPCIC's first four years of operations, any dividend would require DOI approval.

         The Company is required to comply with the National Association of Insurance Commissioner's (NAIC) Risk-Based Capital requirements ("RBC"). RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate

================================================================================
regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 1998, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of the amount which would require any form of regulatory action. Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. UPCIC's statutory capital and surplus was $5,597,951 as of December 31, 1998 and $5,315,319 as of December 31, 1997. Statutory net income was $244,704 for the year ended December 31, 1998 and $15,319 for the year ended December 31, 1997.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and Loss Adjustment Expenses ("LAE").

         Insurance premiums are established before the Company knows the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, the Company attempts to anticipate the future impact of inflation when establishing rate levels. While the Company attempts to charge adequate rates, the Company may be limited in raising its premium levels for competitive and regulatory reasons. Inflation also affects the market value of the Company's investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

IMPACT OF THE YEAR 2000

         The Company's investment in enhanced technologies and implementation of new systems to better serve the insured is a continuing process. As part of this process, the Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners, including Universal P & C Management, Inc. where risk is concentrated in relation to year 2000 issues. As of December 31, 1998, the Company had completed efforts, which the Company believes, have brought its systems into compliance. The total cost incurred to modify existing systems was not material. The Company will continue to contact its business partners (including agents, banks, reinsurers and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action. In addition, the Company is in the process of establishing a contingency plan to address the worst case scenario of its outside management company incurring year 2000 problems. The most reasonably likely worst case scenario would potentially result in intermittent delays in processing premiums and claims.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-29. As a result of a change in the Company's

================================================================================
year-end, the Company presented the transition period from May 1, 1997 to December 31, 1997 and the fiscal year ended April 30, 1997 as comparatives.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The accounting firm of Millward & Co. CPA's reported on the Company's financial statements for the transition period from May 1, 1997 to December 31, 1997 and the fiscal year ended April 30, 1997. The Board of Directors of the Company, upon recommendation of its Audit Committee, unanimously determined to appoint Deloitte & Touche LLP as the Company's independent accountants to audit the Company's financial statements for 1998 effective as of February 8, 1999.

         During the Company's transition period from May 1, 1997 to December 31, 1997 and the fiscal year ended April 30, 1997 and subsequent interim period through the date of termination for which Millward & Co. CPA's were the Company's independent auditors, there were no disagreements between the Company and Millward & Co. CPA's on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Millward & Co. CPA's would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

         Millward & Co. CPAs did not report to the Company any material weakness in connection with their audits of the Company's financial statements for the transition period from May 1, 1997 to December 31, 1997 and the fiscal year ended April 30, 1997, and Millward & Co. CPAs audit report dated March 6, 1998 concerning the Company's financial statements for the transition period from May 1, 1997 to December 31, 1997 and the fiscal year ending April 30, 1997 contained an unqualified opinion.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT AND KEY EMPLOYEES

         The directors and executive officers of the Company as of December 31, 1998 are as follows:

      NAME                    AGE                   POSITION
      ----                    ---                   --------

Bradley I. Meier               31           President,  Chief Executive Officer,
                                            Assistant Secretary and Director
Norman M. Meier                60           Director
Irwin I. Kellner               60           Director
Reed J. Slogoff                30           Director
Joel M. Wilentz                65           Director

         Bradley I. Meier has been President and Chief Executive Officer of the Company and a Director since its inception in November 1990. Since the formation of UPCIC in May 1997, he has served as President of UPCIC. From September 1986 until May 1990, he was a student at the University of Pennsylvania's Wharton School of Business, from which he graduated in 1990 with a B.S. in Economics.

         Norman M. Meier has been a Director of the Company since July 1992. Since December 1986, Mr. Meier is and has been President, Chief Executive Officer and a Director of Columbia Laboratories, Inc., a publicly-traded corporation engaged in the development, registration, manufacture and sale of

================================================================================
pharmaceutical products. From 1971 to 1977, Mr. Meier was Vice President of Sales and Marketing for Key Pharmaceuticals ("Key"), a company which had been engaged in the marketing and sales of pharmaceuticals until its sale to Schering-Plough Corporation in June 1986. From 1977 until June 1986, Mr. Meier served as a consultant to Key.

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

         Reed J. Slogoff has been a Director of the Company since March 1997. Since December 1998, Mr. Slogoff has been associate counsel to Entercom Communications Corp., a publicly traded corporation engaged in the radio broadcasting industry. From January 1996 through December 1998, Mr. Slogoff was an associate in the business and finance department of the Philadelphia office of the law firm of Dilworth, Paxson, Kalish & Kaufmann LLP in Philadelphia. Mr. Slogoff was an associate with the law firm of Harvey, Pennington, Herding & Dennison in Philadelphia following his graduation from law school until January 1996. Mr. Slogoff received a B.A. from the University of Pennsylvania in 1990, and received a J.D. from the University of Miami School of Law in 1993.

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

KEY EMPLOYEES

         Joseph P. DeAlessandro was named Chairman of the Board and Chief Executive Officer of UPCIC in June 1997. Mr. DeAlessandro has served as President and CEO of Rutgers Casualty Insurance Company from July 1995 to present and President and CEO of Kentucky National Insurance Company from October 1995 to present. Prior to serving in such capacities, Mr. DeAlessandro served in executive management positions at both Gulf Insurance Co. and Traveler's Insurance Group, and was a senior key executive at AIG Insurance Group for over 20 years. The Company does not currently have key man life

================================================================================
insurance for any of its key employees.

ITEM 10. EXECUTIVE COMPENSATION

         The tables and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-KSB. This information is only being furnished with respect to the Company's Chief Executive Officer (CEO) because no other executive officer earned in excess of $100,000 during the year period ended December 31, 1998.


                           Summary Compensation Table

                                                 Annual Compensation
Name and                       Year Ended        -------------------         Long-Term Compensation
Principal Position            December 31,        Salary       Bonus         Securities Underlying
------------------            ------------        ------       -----                Options
                                                                                    -------
Bradley I. Meier                  1998          $250,000       $61,554               250,000
President and CEO                 1997*          250,000          --               1,750,000
CEO                               1996            75,000          --                  90,000



*Includes the transition period from May 1, 1997 through December 31, 1997.





             OPTION/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS

                        Number of
                        Securities      % of Total Options
                        Underlying      Granted to
                        Options         Employees in            Exercise or Base
Name                    Granted         Fiscal Year                  Price            Expiration Date
----                    -------         -----------             ----------------      ---------------
Bradley I.  Meier       250,000             83%                      $1.63                 2008







Aggregated  Option  Exercises and Option Values for the Year Ended  December 31,
1998

================================================================================

                                                   Number of  Securities                Number of Unexercised
                                                   Underlying Unexercised                    In-the-Money
                                                            Options at                         Options
                                                    December 31, 1998                     December 31, 1998


                     Shares            Value
Name                 Acquired on     Realized     Exercisable    Unexercisable      Exercisable     Unexercisable
----                 Exercise        --------     -----------    -------------      -----------     -------------
                     --------

Bradley I. Meier        --              --          250,000           --                  --               --



EMPLOYMENT AGREEMENT

         As of May 1, 1997, the Company entered into a four-year employment agreement with Bradley I. Meier. Under the terms of the employment agreement, as amended October 1, 1998, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier will be entitled to a bonus equal to 3% of pretax profits up to $5 million and 4% of pretax profits in excess of $5 million. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. Under the terms of the employment agreement, Mr. Meier was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.06 per share, of which 500,000 options vest immediately, 500,000 options vest after one year and the remaining options vest after two years. In addition, the agreement may be extended for an additional two years at the option of Mr. Meier.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As  of  March  1,  1999,   directors  and  named  executive   officers,
individually and as a group, beneficially owned Common Stock as follows:

                                                Shares, Nature of Interest and
    Name of Beneficial Owner(1)              Percentage of Equity Securities (2)
    ---------------------------              -----------------------------------

Bradley I. Meier (3)                              4,823,484            23.6%
Norman M. Meier (4)                               2,465,624            12.0%
Irwin L. Kellner (5)                                200,000             1.0%
Reed J. Slogoff (6)                                 200,000             1.0%
Joel M. Wilentz (7)                                 200,000             1.0%
Officers and directors as a group
   (5 people) (8)                                 7,889,108            38.6%


(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the

================================================================================
         shares of Common Stock beneficially owned by them. The address for each director is 2875 N.E. 191 Street, Suite 400A Miami, FL 33180.

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

 (3) Consists of (i) (a) 962,829 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase 90,000 shares at an exercise price of $1.13 per share and options to purchase 500,000 shares at $1.25 per share, (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75, warrants to purchase 339,959 shares at an exercise price of $3.00 per share, warrants to purchase 82,000 shares of Common Stock at $1.00 and warrants to purchase 131,700 shares of Common Stock at a price of $.75 per share, (d) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock, (e) options to purchase 250,000 shares of Common Stock at $1.06 per share which vested on November 2, 1997, (f) options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1997 granted pursuant to Mr. Meier's employment agreement, options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1998 granted pursuant to Mr. Meier's employment agreement and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, a Florida general partnership ("Belmer"), of which Mr. Meier is a general partner, (g) options to purchase 250,000 shares of Common Stock at an exercise price of $1.63 per share. Excludes unvested options to purchase 500,000 shares of Common Stock at $1.06 per share granted pursuant to Mr. Meier's employment agreement. Also excludes all securities owned by Norman Meier and Phyllis Meier, Mr. Meier's father and mother, respectively. Includes 416,666 and 250,000 shares owned by Lynda Meier and Eric Meier, respectively, who are the sister and brother, respectively, of Bradley I. Meier, which shares are subject to proxies granting voting rights for such shares to Bradley I. Meier. Mr. Meier is the President, Chief Executive Officer and a Director of the Company.

(4) Consists of (i) (a) 457,371 shares of Common Stock, (b) options to purchase 3,750 shares of Common Stock at an exercise price of $12.50 per share, and options to purchase 3,750 shares of Common Stock at an exercise price of $9.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $1.25, (c) warrants to purchase 3,082 shares of Common Stock at an exercise price of $22.00 per share, warrants to purchase 2,494 shares of Common Stock at an exercise price of $4.25 per share, warrants to purchase 28,538 shares of Common Stock at an exercise price of $1.50 per share, warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.00 and warrants to purchase 110,000 shares of Common Stock at an exercise price of $1.00, (d) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock owned by such person, (e) options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on November 2, 1997, and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and

================================================================================

         Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner, (f) options to purchase 500,000 shares of Common Stock at an exercise price of $1.63 per share. Excludes all securities owned by Bradley Meier or Phyllis Meier. Mr. Meier is a Director of the Company, the father of Bradley Meier, the President of the Company and the former spouse of Phyllis Meier.

(5) Consists of options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share and options to purchase 100,000 shares at an exercise price of $1.63 per share. Dr. Kellner is a Director of the Company.

(6) Consists of options to purchase 100,000 shares of Common Stock at $1.06 per share and options to purchase 100,000 shares at an exercise price of $1.63 per share. Mr. Slogoff is a Director of the Company.

(7) Consists of options to purchase 100,000 shares of Common Stock at $1.06 per share and options to purchase 100,000 shares at an exercise price of $1.63 per share. Mr. Wilentz is a Director of the Company.

(8)      See footnotes (1) - (7) above.

================================================================================

As of March 1, 1999, the following table sets forth information regarding the number and percentage of Common Stock held by all persons who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                  Number of Shares
Name and Address                 Beneficially Owned      Percent of Class (1)(2)
----------------                 ------------------      -----------------------

Phyllis R. Meier (3)                   996,426                    6.4%
C/o Universal Heights, Inc.
2875 N.E. 191st Street,
Suite 400A
Miami, Florida 33180

Belmer Partners (4)                    271,701                    1.8%
C/o Phyllis R. Meier
Managing General Partner
Universal Heights, Inc.
2875 N.E. 191st Street
Suite 400A
Miami, Florida 33180



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

================================================================================

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All marketing, underwriting, rating, policy issuance and administration functions are performed for UPCIC by Universal Property & Casualty Management, Inc. pursuant to a Management Agreement dated June 2, 1997 ("Management Agreement") and Addenda thereto dated June 12, 1997 and June 1, 1998
("Addenda"). Universal Management is a wholly-owned subsidiary of American European Group, Inc., a Delaware insurance holding company. Universal Management and AEG both employ UPCIC's CEO as a senior officer and director. During the year ended December 31, 1998, UPCIC incurred administrative costs to Universal Management of $751,920.

         On August 31, 1998 the Company loaned Norman M. Meier, a director of the Company, $250,000 in the form of a 10% promissory note due on or before March 1, 1999. The note was collateralized by publicly traded stock valued in excess of the note. At December 31, 1998, the aggregate principal and accrued interest balance on the note of $258,333 is included in other assets in the accompanying 1998 consolidated balance sheet. The note and accrued interest were repaid in March 1999.

         As of December 31, 1998, corporate counsel held $290,000 in trust, for the benefit of the Company, which funds were placed in trust in connection with a dispute involving a Company director and an unrelated entity. These funds are included in the Company's assets as of December 31, 1998.

         Transactions between the Company and its affiliates are on terms no less favorable to the Company than can be obtained from third parties on an arms' length basis. Transactions between the Company and any of its executive officers or directors require the approval of a majority of disinterested directors.

================================================================================

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1      Registrant's    Restated   Amended   and   Restated    Certificate   of
         Incorporation1
3.2      Registrant's Bylaws1
3.3 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997.2
4.1      Form of Common Stock Certificate1
4.2      Form of Warrant  Certificate1
4.3      Form of Warrant Agency Agreement1
4.4      Form of  Underwriter  Warrant1
4.5      Affiliate  Warrant1
4.6 Form of Warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share issued to Steven Guarino dated as of April 24, 1997. (Substantially similar in form to two additional warrants to purchase 100,000 shares of Common Stock issued to Mr. Guarino dated as of April 24, 1997, with exercise prices of $2.75 and $3.50 per share, respectively.)2
10.1     Registrant's  1992  Stock  Option  Plan1
10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers1
10.5 Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997.2
10.6 Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier.2
16.1 Letter on change in certifying accountants from Millward & Co. CPA's dated February 12, 1999, and as amended February 26, 1999.3

27.1     Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 13, 1997, as amended.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K and Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 1999 and February 26, 1999, respectively.

REPORTS ON FORM 8-K

         The Company filed a current report on Form 8-K relating to the Company's change in certifying accountants on February 12, 1999, and filed an amendment to such report on February 26, 1999.

================================================================================

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               UNIVERSAL HEIGHTS, INC.


Dated:  April 9, 1999       By:  /s/ Bradley I. Meier
                               ----------------------------------------------
                                     Bradley I. Meier, President and Chief
                                     Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ BradleY I. Meier          President, Chief Executive Officer   April 9, 1999
----------------------        and a Director
Bradley I. Meier

/s/ James M. Lynch            Chief Financial Officer              April 9, 1999
----------------------
James M. Lynch

/s/ Norman M. Meier           Director                             April 9, 1999
----------------------
Norman M. Meier

/s/ Irwin I. Kellner          Director                             April 9, 1999
----------------------
 Irwin I. Kellner

/s/ Reed J. Slogoff           Director                             April 9, 1999
----------------------
Reed J. Slogoff

/s/ Joel M. Wilentz           Director                             April 9, 1999
----------------------
Joel M. Wilentz

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page


         Independent Auditors Report                                         F-2

         Report of Independent Certified Public Accountants -
         Eight Months Ended December 31, 1997 and Fiscal
         Year Ended April 30, 1997                                           F-3

         Consolidated Balance Sheet - December 31, 1998                      F-4

         Consolidated Statements of Operations for the Year Ended
         December 31, 1998, Eight Months Ended December 31, 1997
         and Fiscal Year Ended April 30, 1997                                F-5

         Consolidated Statements of Changes in Stockholders'
         Deficiency for the Year Ended December 31, 1998, Eight
         Months Ended December 31, 1997 and Fiscal Year Ended
         April 30, 1997                                                      F-6

         Consolidated Statements of Cash Flows for the Year Ended
         December 31, 1998, Eight Months Ended December 31, 1997
         and Fiscal Year Ended April 30, 1997                           F-7- F-8


         Notes to the Consolidated Financial Statements                F-9 -F-29

       INDEPENDENT AUDITORS' REPORT
       ----------------------------


To the Board of Directors and Stockholders
Universal Heights, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheet of Universal Heights, Inc. and Subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements present fairly in all material respects the financial position of Universal Heights, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Miami, Florida
April 9, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'
---------------------------------------------------


To the Board of Directors and Stockholders
Universal Heights, Inc. and Subsidiary
Miami, Florida

We have  audited  the  accompanying  consolidated  balance  sheet  of  Universal
Heights, Inc. and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the eight months ended December 31, 1997 and for the year ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the consolidated financial position of Universal Heights, Inc. and Subsidiary as of December 31, 1997, and the results of their consolidated operations and cash flows for the eight months ended December 31, 1997 and for the year ended April 30, 1997, in conformity with generally accepted accounting principles.



/s/ Millward & Co. CPAs

Millward & Co. CPAs
Fort Lauderdale, Florida
March 6, 1998

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998

                                     ASSETS

Debt securities held-to-maturity, at amortized cost
   (fair value of $2,084,290)                                        $2,094,900
Equity securities available for sale at fair value (cost of
   $445,050)                                                            471,119
Cash and cash equivalents                                            11,987,091
Prepaid reinsurance premiums                                          8,012,128
Receivables:
     Reinsurance recoverable                                          1,419,154
     Premiums and other receivables                                     707,056
Deferred policy acquisition costs                                     1,487,012
Due from related parties                                                124,325
Note receivable                                                         250,000
Insurance license acquisition costs                                     127,357
                                                                        --------
Total assets                                                        $26,680,142
                                                                    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                           $2,524,056
Unearned premiums                                                    13,812,915
Accounts payable                                                      1,191,046
Other accrued expenses                                                1,424,315
Accrued taxes, licenses and fees                                        125,000
Due to related parties                                                   20,041
Note payable                                                             77,000
Other                                                                   143,492
                                                                         -------
Total liabilities                                                    19,317,865
                                                                     -----------
 COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum
 liquidation preference of $1,419,700                                     1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
  14,672,604 shares issued and outstanding                              146,726
Additional paid-in capital                                           15,015,581
Accumulated other comprehensive income                                   26,069
Accumulated deficit                                                  (7,827,486)
                                                                     -----------
Total stockholders' equity                                            7,362,277
                                                                      ----------
Total liabilities and stockholders' equity                          $26,680,142
                                                                    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Eight
                                                                Year               Months         Fiscal Year
                                                               Ended               Ended             Ended
                                                            December 31,         December 31,       April 30,
                                                                1998                1997              1997
                                                                ----                ----              ----
PREMIUMS EARNED AND OTHER REVENUES
     Premium income - net                                   $7,689,058           $      --         $     --
     Net investment income                                     664,529                  --               --
     Other income (expense)                                    831,007              46,970            (14,988)
                                                               -------              ------           --------
              Total revenues                                 9,184,594              46,970            (14,988)
                                                            ----------              ------           --------

OPERATING COST AND EXPENSES:
       Losses and loss adjustment expenses                   3,176,538                  --               --
     General and administrative expenses                     3,875,688             613,481            400,903
                                                             ---------             -------           --------

              Total operating expenses                       7,052,226             613,481            400,903
                                                             ---------             -------            -------

INCOME (LOSS) FROM CONTINUING OPERATIONS                     2,132,368            (566,511)          (415,891)
                                                             ---------            --------           --------

DISCONTINUED OPERATIONS
       Loss from operations of the sports novelty
         and souvenir business                                      --               --              (569,996)
      Loss on disposal of sports novelty and souvenir
         business                                                   --            (637,877)        (1,387,575)
                                                             ---------            --------        -----------
          Loss from discontinued operations                         --            (637,877)        (1,957,571)
                                                             ---------            --------        -----------

NET INCOME (LOSS)                                           $2,132,368         $(1,204,388)       $(2,373,462)
                                                            ==========         ===========        ===========

INCOME (LOSS) PER COMMON SHARE:
Basic
      Income (loss) from continuing operations                  $ 0.14         $     (0.13)       $   (0.24)
      Income (loss) from discontinued operations                  0.00               (0.14)           (1.11)
                                                                 -----         -----------        ----------
Net income (loss)                                               $ 0.14         $     (0.27)       $    (1.35)
                                                                 =====         ===========        ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                                         14,667,000           4,512,935         1,767,373
                                                            ==========         ===========        ==========
INCOME (LOSS) PER COMMON SHARE:
Diluted
      Income (loss) from continuing operations                  $ 0.13         $     (0.13)       $    (0.24)
      Income  (loss) from discontinued operations                 0.00               (0.14)            (1.11)
                                                            ----------         -----------        -----------
Net income (loss)                                               $ 0.13         $     (0.27)       $    (1.35)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                                       16,640,000           4,512,935         1,767,373
                                                            ==========         ===========        ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         YEAR ENDED DECEMBER 31, 1998,

   EIGHT MONTHS ENDED DECEMBER 31, 1997 AND FISCAL YEAR ENDED APRIL 30, 1997




                                                   Preferred Stock            Common Stock
                                              --------------------   ---------------------
                                                Shares      Amount       Shares     Amount
                                              ---------  ----------  ----------- ----------
BALANCE, April 27, 1996                         49,950        $500    1,598,882    $15,988

Debt exchanged for common and preferred stock   88,690         887    1,265,800     12,658

Capital raised on private placement                  -           -      354,760      3,548

Issuance of common stock for services                -           -       10,000        100

Net loss  and comprehensive loss, fiscal
year ended April 30, 1997                            -           -            -          -
                                              ---------  ----------  ----------- ----------

BALANCE, April 30, 1997                        138,640       1,387    3,229,442     32,294

Proceeds received for subscription                   -           -            -          -

Issuance of common stock for services                -           -      147,666      1,477

Private placement - 11,208,996 shares
    issued at $.60 per share (net of stock
    issuance costs of $58,191)                       -           -   11,208,996    112,090

Debt exchanged for common stock                      -           -       46,500        465

Net loss and comprehensive loss, eight
months ended December 31, 1997                       -           -            -          -
                                              ---------  ----------  ----------- ----------
BALANCE, December 31, 1997                     138,640       1,387   14,632,604    146,326

Net income, year ended December 31, 1998             -           -            -          -

Net unrealized gain on available-for-sale
 securities                                          -           -            -          -

Comprehensive income                                 -           -            -          -

Issuance of common stock for services                -           -       55,000        550

Fair  value of warrants
 granted  to non-employees                           -           -            -          -

Preferred stock dividend                             -           -            -          -

Cancelled shares                                     -           -      (15,000)      (150)
                                              ---------  ----------  ----------- ----------

BALANCE, December 31, 1998                     138,640      $1,387   14,672,604   $146,726
                                               =======      ======   ==========  ==========




        The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         YEAR ENDED DECEMBER 31, 1998,

   EIGHT MONTHS ENDED DECEMBER 31, 1997 AND FISCAL YEAR ENDED APRIL 30, 1997



                                                                                     Accumulated
                                                      Additional                           Other
                                                         Paid-in     Accumulated   Comprehensive
                                                         Capital         Deficit          Income         Total
                                                      ----------    ------------   -------------     ---------
BALANCE, April 27, 1996                               $6,842,651   $(6,348,704)                -      $510,435

Debt exchanged for common and preferred stock            691,995             -                 -       705,540

Capital raised on private placement                      265,202             -                 -       268,750

Issuance of common stock for services                     20,900             -                 -        21,000

Net loss  and comprehensive loss, fiscal
year ended April 30, 1997                                      -    (2,373,462)                -    (2,373,462)
                                                      ----------    ----------      ------------    ----------

BALANCE, April 30, 1997                                7,820,748    (8,722,166)                -      (867,737)

Proceeds received for subscription                        50,000            -                  -        50,000

Issuance of common stock for services                    205,474            -                  -       206,951

Private placement - 11,208,996 shares
    issued at $.60 per share (net of stock
    issuance costs of $58,191)                         6,555,099            -                  -     6,667,189

Debt exchanged for common stock                           57,660            -                  -        58,125

Net loss and comprehensive loss, eight
months ended December 31, 1997                                 -   (1,204,388)                 -    (1,204,388)
                                                    ------------   ----------       ------------    ----------
BALANCE, December 31, 1997                            14,688,981   (9,926,554)                 -     4,910,140

Net income, year ended December 31, 1998                       -    2,132,368                  -     2,132,368

Net unrealized gain on available-for-sale
 securities                                                    -            -             26,069        26,069

Comprehensive income                                           -            -                  -     2,158,437
                                                                                                     ---------

Issuance of common stock for services                     59,450            -                  -        60,000

Fair  value of warrants
 granted  to non-employees                               312,000            -                  -       312,000

Preferred stock dividend                                       -      (33,300)                 -       (33,300)

Cancelled shares                                         (44,850)           -                  -       (45,000)
                                                       ----------   ----------         ----------    ---------

BALANCE, December 31, 1998                           $15,015,581   ($7,827,486)           26,069    $7,362,277
                                                     ===========   ===========         ==========   ==========




        The accompanying notes to consolidated financial statements are an integral part of these statements.



                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year               Eight Months          Fiscal Year
                                                                               Ended                  Ended                Ended
                                                                           December 31,           December 31,           April 30,
                                                                                1998                  1997                 1997
                                                                                ----                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 CONTINUING OPERATIONS:
     Income (loss) from continuing operations                               $2,132,368           $ (566,511)           $ (415,891)

     Add (deduct):
     Adjustments to reconcile income (loss) from continuing operations to cash provided by (used in) operations:
     Amortization                                                             31,839                      ---                ---
     Warrants issued for services rendered                                   312,000                      ---                ---
     Stock issued for services                                                   ---                  118,201             21,000
     Gain on sales of equity securities available for sale                   (12,376)                     ---                ---
     Net accretion of bond premiums and discounts                             78,202                      ---                ---
Net change in assets and liabilities relating to continuing operations:
     Prepaid reinsurance premiums                                         (8,012,128)                     ---                ---
     Other receivables and deposits                                         (666,374)                     ---                ---
     Reinsurance recoverable on losses                                    (1,419,154)
     Deferred policy acquisition costs                                    (1,487,012)                     ---                ---
     Accounts payable                                                        220,961                      ---                ---
     Accrued expenses                                                      1,067,623                      ---                ---
     Accrued taxes, licenses and fees                                        125,000                      ---                ---
     Unpaid losses and loss adjustment expenses                            2,524,056                      ---                ---
     Unearned premiums                                                    13,812,915                      ---                ---
     Due to/from related parties and other                                  (296,953)                     ---                ---
                                                                         -----------                ---------           --------
Net cash provided by (used in) continuing operations                       8,410,967                 (388,310)          (394,891)
                                                                         -----------                ---------           --------


 DISCONTINUED OPERATIONS:
     Loss from discontinued operations                                          ---                  (637,877)        (1,957,571)
    Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
    Stock issued for services                                                   ---                    88,750                ---
    Depreciation and amortization                                               ---                    32,722            562,417
    Provision for doubtful accounts                                             ---                       ---             (8,101)
    Write down of inventories to net realizable value                           ---                   138,324            952,896
    Loss on disposal of property, equipment and patents                         ---                   250,257                ---
     Change in assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                                                      ---                      ---              51,982
       Inventories                                                              ---                  140,198              (8,647)
      Other current assets                                                      ---                 (116,176)            196,203
      Accounts payable and accrued expenses                                                          207,755             120,355
                                                                         ----------                ---------           ---------
Net cash provided by (used in) discontinued operations                          ---                  103,953             (90,466)
                                                                         ----------                ---------           ---------
Net cash provided by (used in) operating activities                       8,410,967                 (284,357)           (485,357)
                                                                         ----------                ---------           ---------



                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued



                                                                                   Year         Eight Months       Fiscal Year
                                                                                   Ended            Ended              Ended
                                                                               December 31,     December 31,        April 30,
                                                                                   1998             1997               1997
                                                                                   ----             ----               ----


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     $  (40,518)        $     ---         $    (436)
     Purchase of equity securities available-for-sale                           (621,359)              ---               ---
     Proceeds from sale of equity securities available-for-sale                  189,492               ---               ---
     Purchase of debt securities held-to-maturity                             (3,313,559)              ---               ---
     Proceeds from maturities of debt securities held-to-maturity              1,139,650               ---               ---
     Acquisition of patents and trademarks                                           ---               ---            (3,339)
     Payments for notes receivable                                              (250,000)              ---               ---
                                                                               ---------        ----------         ---------

Net cash used in investing activities                                         (2,896,294)              ---            (3,775)
                                                                              ----------        ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                         ---         6,717,189           268,750
      Advances from stockholders                                                     ---            12,500               ---
      Issuance of related party loans                                                ---               ---           237,893
      Payment on capital lease obligations                                           ---            (8,183)          (12,579)
                                                                              ----------        ----------          --------
Net cash provided by financing activities                                            ---         6,721,506           494,064
                                                                              ----------        ----------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      5,514,673         6,437,149             4,932

CASH AND CASH EQUIVALENTS, Beginning of Period                                 6,472,418            35,269            30,337
                                                                              ----------        ----------          --------
CASH AND CASH EQUIVALENTS, End of Period                                      11,987,091       $ 6,472,418          $ 35,269
                                                                              ==========       ===========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Interest paid                                                            $       ---       $     4,155          $  9,479

SUPPLEMENTAL NONCASH FINANCING AND INVESTING
     ACTIVITIES
  Common stock issued for services and in satisfaction of liabilities        $    60,000      $        ---          $    ---
    Fair value of warrants issued for services rendered                          312,000               ---               ---
    Preferred stock issued in exchange for debt                                      ---               ---               887
    Common stock issued in exchange for debt                                         ---            58,125           704,540
    Write off of fully depreciated fixed assets                                      ---           184,447               ---
    Common stock issued in exchange for services                                     ---           206,951            21,000
    Accrual of preferred stock dividend                                           33,300               ---               ---
    Cancellation of common stock shares previously issued for services and
     satisfaction of liabilities                                                  45,000               ---               ---

       The accompanying notes to consolidated financial statements are an integral part of these statements


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Universal Heights, Inc. (the "Company") was originally incorporated in Delaware in November 1990. The Company through its wholly-owned subsidiary, Universal Insurance Holding Company, formed Universal Property & Casualty Insurance Company (UPCIC) in 1997. UPCIC's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance ("DOI") and was approved on October 29, 1997. In 1998, UPCIC began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA became a major provider of original and renewal insurance coverage for Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature approved a number of initiatives to depopulate the JUA, which to date has resulted in policies being acquired by private insurers and provides additional incentives to private insurance companies to acquire policies from the JUA.

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

In February 1998 the Company commenced its insurance business. On March 10, 1998, the Company made a decision to change its accounting fiscal year end from April 30 to December 31. As a result of the change in accounting year, the eight months ended December 31, 1997 and the fiscal year ended April 30, 1997 have been presented for comparative purposes.

The Company continues to develop into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998 and became licensed by the Florida Department of Insurance on September 28, 1998 as the Company's wholly-owned managing general agent ("MGA"). Through the MGA, the Company will have underwriting and claims authority for third-party insurance companies. The MGA will generate revenue through policy fee income and other administrative fees from the marketing of UPCIC's as well as third party insurance products through the Company's distribution network and UPCIC.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of Universal Heights, Inc. to solicit voluntary business and generate commission revenue. These two entities are the foundation of the Company's agency operations, which will generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A Insurance Solutions, Inc., was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency. In addition, on August 31, 1998 World Financial Resources (Barbados) LTD. ("WFR") was incorporated as a subsidiary of the Company in Barbados to participate in the international insurance and reinsurance markets. Effective September 1, 1998 WFR entered into an excess and surplus reinsurance arrangement with European International Reinsurance Company LTD as a reinsured for catastrophic events.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are summarized as follows:

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts, after intercompany eliminations, of the Company and its Subsidiaries.

BASIS OF PRESENTATION. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. UPCIC maintains its records in conformity with the accounting practices prescribed or permitted by the DOI. To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying consolidated financial statements on the basis of GAAP.

On March 10, 1998, the Company made a decision to change its accounting fiscal year end from April 30 to December 31. Accordingly, the accompanying consolidated financial statements present the Company's financial position at December 31, 1998 and the results of operations and cash flows for the year ended December 31, 1998, eight months ended December 31, 1997 and the fiscal year ended April 30, 1997.

Certain reclassifications have been made in the 1997 financial statements to conform them to and make them consistent with the presentation used in the 1998 financial statements.

SECURITIES HELD TO MATURITY. Securities, which the Company has the intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums or accretion of discounts and other-than-temporary declines in fair value.

SECURITIES AVAILABLE FOR SALE. Securities, not classified as held-to-maturity are reported at fair value, adjusted for other than temporary declines in fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS. For the purpose of presentation in the Company's consolidated statements of cash flows, cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less.

RECOGNITION OF PREMIUM REVENUES. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

DEFERRED POLICY ACQUISITION COSTS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related.

INSURANCE LIABILITIES. The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on industry experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. In the case of UPCIC, this uncertainty is compounded by UPCIC's absence of historical claims experience. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

REINSURANCE. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

INCOME TAXES. Income tax provisions are based on the asset and liability method. Deferred federal income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

INCOME (LOSS) PER SHARE OF COMMON STOCK. Basic earnings per share is computed by dividing the Company's earnings less cumulative Preferred Stock dividends by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company's earnings by the weighted average number of shares of Common Stock outstanding during the period and the impact of all dilutive potential common shares, primarily preferred stock, options and warrants. The dilutive impact of stock options and warrants is determined by applying the treasury stock method and the dilutive impact of the Preferred Stock is determined by applying the "if converted" method.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS. Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of all financial instruments including both assets and liabilities unless specifically exempted. The Company in estimating the fair value of financial instruments used the following methods and assumptions. Cash and cash equivalents: the carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximate fair value due to the short-term nature of those items. Premiums and other receivables and accounts and note payable: the carrying amounts reported in the consolidated balance sheet for premiums and other receivables and accounts and note payable approximate their fair value due to their short-term nature.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity securities available-for-sale and debt securities held-to-maturity: fair values for equity and debt securities are based on quoted market prices.

IMPAIRMENT OF LONG -LIVED ASSETS. During fiscal 1997 and the eight months ended December 31, 1997, patents and trademarks were deemed to be impaired and written down to their fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value. Accordingly, an impairment loss amounting to $434,679 and $188,532 has been included in discontinued operations in for the fiscal year ended April 30, 1997 and for the eight months ended December 31, 1997, respectively.

CONCENTRATIONS OF CREDIT RISK. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investments, premiums receivable and reinsurance recoverables. Concentrations of credit risk with respect to premium receivable are limited due to the large number of individuals comprising the Company's customer base. However, all of the Company's revenues are currently derived from products and services offered to customers in Florida which could be adversely affected by economic downturns, an increase in competition or other environmental changes. In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly evaluates the financial strength of all reinsurers used.

STOCK OPTIONS. The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares at the grant date. The Company has elected to apply Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock options granted to employees and directors, and Statement of Financial Accounting Standard No. 123 ("SFAS No.123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, for its stock options granted to non employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equals the market price of underlying stock on the date of the grant, no compensation expense is recognized. The Company expenses the fair value (as determined at the grant date) of options and warrants granted to nonemployees. The Company has adopted the disclosure only provisions of SFAS No. 123 (see Note 10).

NEW ACCOUNTING PRONOUNCEMENTS. In June, 1997, SFAS Statement No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which currently are reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. The Company has adopted SFAS No. 130 and disclosed other comprehensive income in the consolidated statements of stockholders' equity.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes reporting
standards  for  public  companies   concerning   annual  and  interim  financial
statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company has one reportable segment during each period reported in the accompanying consolidated financial statements, based upon management reporting. The Company's reportable segment during the year ended December 31, 1998 was insurance services. The Company's reportable segment during the fiscal year ended April 30, 1997 and the eight month period ended December 31, 1997 was souvenirs and sports related products.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-3, ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE AND REINSURANCE-RELATED ASSESSMENTS ("SOP 97-3"). SOP 97-3 provides guidance on the recognition and measurement of liabilities for guaranty-fund and other insurance related assessments. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The effect of the initial adoption of SOP 97-3 is required to be reported in a manner similar to the reporting of a cumulative effect of a change in accounting principle. The adoption of SOP 97-3 is not expected to have a material impact on the Company's financial condition or results of operations or cash flows.

In April 1998, the AICPA issued  Statement of Position  98-5,  "Reporting on the
Costs of Start-Up Activities". This Statement of Position ("SOP") provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999 through a cumulative effect charge to earnings of $127,357.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 will be effective for the Company on January 1, 2000 and cannot be applied retroactively. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements.

In October 1998, the AICPA issued Statement of Position 98-7 DEPOSIT ACCOUNTING:
ACCOUNTING FOR INSURANCE AND REINSURANCE CONTRACTS THAT DO NOT TRANSFER INSURANCE RISK ("SOP 98-7"). SOP 98-7 provides guidance on the accounting for insurance and reinsurance contracts that do not transfer insurance risk. SOP 98-7 is effective for financial statements for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The effect of the initial adoption of SOP 98-7 is required to be reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-7 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and is servicing such policies. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC has acquired policies from the JUA at various stages in the life of such policies. Accordingly, UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INSURANCE OPERATIONS, Continued

over the life of each policy. At December 31, 1998, the Company has direct and assumed unearned premiums of $13,812,915.

UPCIC's obligation for liabilities for policies assumed from the JUA began at 11:59 p.m. on the date of assumption of the policies. UPCIC has no liability for assumed policies prior to the assumption date nor does UPCIC have any liability for claims made to the JUA. Similarly, the JUA has no liability for assumed liabilities subsequent to the assumption date.

The Company incurred $151,461 in legal costs in connection with UPCIC's efforts to acquire the insurance license from the DOI for the insurance subsidiary. As discussed in Note 1, the Company adopted SOP 98-5 on January 1, 1999 and wrote-off the insurance license costs through a cumulative effect charge to earnings of $127,357. Insurance license acquisition costs reported at December 31, 1998 were reported net of accumulated amortization of $24,104.

UPCIC's chief executive officer is affiliated with companies that provide UPCIC with management and personnel for underwriting, claims and accounting functions together with support offices, equipment and services. The fees for such services for the year ended December 31, 1998 were $751,920.

The JUA's incentive program (Note 1) has provided approximately $2,700,000 to an escrow account. These funds will be released to UPCIC when certain conditions are met including assuming and retaining for a three-year period a minimum number of policies acquired from the JUA. Three years after UPCIC assumes the Takeout Program policies, the JUA will confirm UPCIC's compliance with applicable JUA requirements, and instruct the escrow agent to transfer to UPCIC an amount equal to the per policy takeout bonus times the number of policies that UPCIC has held for the requisite three year period. Pursuant to the Takeout Program, if an insured voluntarily terminates or elects not to renew a policy, the Company will still be entitled to the bonus money held in escrow for such policy. To date, the Company has substantially complied with the requirements related to the bonus payments. The escrow account is not included in the accompanying consolidated financial statements.

Premiums earned/received from the JUA are included in earnings on a pro-rata basis over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At December 31, 1998, deferred policy acquisition costs amounted to $1,487,012.

Claims and claim adjustment expenses, less related reinsurance, are provided for as claims are incurred. The provision for unpaid claims and claim adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on industry data; and (3) estimates of expenses for investigating and adjusting claims based on the experience of the Company and the industry.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INSURANCE OPERATIONS, Continued

Inherent in the estimates of ultimate claims is expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for casualty coverage is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances and the amount of insurance risk retained. In the case of UPCIC, this uncertainty is compounded by UPCIC's absence of historical claims experience. In addition, UPCIC's policyholders are currently concentrated in South Florida, which is periodically subject to adverse weather conditions such as hurricanes and tropical storms.

NOTE 3 - REINSURANCE

UPCIC commenced its insurance activity by assuming policies from the JUA. In the normal course of business, UPCIC also seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsures.

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

QUOTA SHARE

Effective February 1, 1998, UPCIC entered into a quota share reinsurance treaty with various reinsurers, including certain foreign reinsurance companies. Under the quota share treaty, UPCIC cedes fifty percent of its gross written premiums, losses and loss adjustment expenses. The quota share treaty has limits of $500,000 each dwelling for property losses and $300,000 each occurrence for casualty losses. In addition, the quota share treaty has a limitation for any one occurrence of the greater of $9,000,000 or 200% of premiums earned for the contract year in which the occurrence commences. The Company earns a ceding commission of twenty-seven percent. In addition, the quota share treaty provides for a contingent commission payable to UPCIC equal to 50% of net profits, as defined, after a 20% reinsurers' expense factor.

EXCESS PER RISK

Effective February 1, 1998, UPCIC entered into an excess per risk reinsurance treaty with various reinsurers, including certain foreign reinsurance companies. The excess per risk treaty excludes losses arising from the peril of wind. The excess per risk treaty provides coverage of $1,250,000 in excess of $500,000, for any one risk, each loss. In addition, the excess per risk treaty provides a $2,500,000 limit as respects all risks involved in any one-loss occurrence. The excess per risk treaty requires an annual deposit premium of $185,000, subject to a minimum premium of $138,750. The deposit premium is adjustable to 2.176% of the subject written premium.

EXCESS CATASTROPHE

Effective February 1, 1998, UPCIC entered into an excess catastrophe reinsurance treaty with various reinsurers, including certain foreign reinsurance companies. The excess catastrophe reinsurance agreement provides three layers of excess catastrophe coverage as follows:


------------------------------------------------------------------------------------------------------------------------------------
                        First Layer                 Second Layer            Third Layer
-------------------------------------------------- -----------------------------------------------------------------------------
Coverage                $5,000,000 in excess of     $9,000,000 in excess    $27,000,000 in excess of $53,000,000 each loss
                        $2,000,000 each loss        of $7,000,000 each      occurrence (see discussion of coverage provided by
                        occurrence                  loss occurrence         Florida Hurricane Catastrophe Fund below)
--------------------------------------------------------------------------------------------------------------------------------
Deposit premium         $1,620,000                  $1,440,000              $2,205,000
--------------------------------------------------------------------------------------------------------------------------------
Minimum premium         $1,458,000                  $1,296,000              $1,822,500
--------------------------------------------------------------------------------------------------------------------------------
Premium rate            .05015%                     .04458%                 .06269%
--------------------------------------------------------------------------------------------------------------------------------

Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event which occurs within the area of one state of the United States or province of Canada and states or provinces contiguous thereto and to one another.

Effective June 1, 1998, UPCIC entered a reimbursement agreement with the Florida Hurricane Catastrophe Fund (the "Fund") which is administered by the Florida State Board of Administration. Under the reimbursement agreement, the Fund will reimburse the Company, with respect to each Loss Occurrence during the contract year for 90% of the ultimate loss paid by the Company in excess of the Company's retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. The Fund has provided UPCIC with estimates of its current coverage of $45,000,000 in excess of $12,600,000. The premium for this coverage is $1,899,322. In the event of depletion of the Fund due to losses arising from catastrophic events, the Fund would assess homeowners' insurers writing business in the state of Florida. Under UPCIC's assumption agreements with the JUA, the Takeout Program policies are exempt from such catastrophic assessments for a three-year period.

In the event that a loss occurrence were to decrease the coverage available to UPCIC under the Fund, UPCIC has purchased contingency coverage to replace the coverage provided by the Fund for 100% of losses of $42,300,000 in excess of $42,300,000 otherwise recoverable in excess of $10,600,000. Various foreign reinsurers provide this coverage. The premium for this coverage is $370,531. However, should the paid losses exceed the third layer of UPCIC's excess catastrophe coverage or if the coverage under the Fund is depleted on an incurred basis, UPCIC shall immediately pay an additional premium to the reinsurers of $1,066,772.

Effective November 1, 1998, UPCIC entered into an excess catastrophe treaty with various Lloyds underwriting syndicates. This excess catastrophe treaty provides coverage of $7,400,000 in excess of $80,000,000 for each loss occurrence for a premium of $124,000.

Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance contract. Reinsurance premiums, losses and loss adjustment expenses ("LAE") are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - REINSURANCE, Continued

The preceding reinsurance arrangements had the following effect on certain items in the accompanying 1998 consolidated financial statements:

PREMIUMS:

                              WRITTEN                    EARNED

Direct                     $ 15,802,520              $  3,343,257
Assumed                      17,008,572                15,654,920
Ceded                       (19,321,247)              (11,309,119)
                           -------------             ------------
Net                        $ 13,489,845              $  7,689,058
                           ============              ============


OTHER AMOUNTS:

Reinsurance recoverable on unpaid losses
and loss adjustment expenses                             $   1,271,528
Unearned premiums reserve ceded                          $   8,012,129



UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectable. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.


NOTE 4 - INVESTMENTS

Major categories of net investment income for the year ended December 31, 1998 are summarized as follows:

Debt securities held-to-maturity                  $           71,685
Short term investments                                       622,873
                                                          ----------
                                                             694,558
Investment expenses                                           30,029
                                                          ----------
                                                  $          664,529
                                                          ==========

Proceeds from the sale of securities during 1998 were $189,482; gross gains of $12,376 were realized on those sales.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INVESTMENTS (continued)

The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for available-for-sale and held-to-maturity securities by major security type at December 31, 1998 are as follows:


                                                      Cost or                 Gross                  Gross
                                                     Amortized              Unrealized             Unrealized             Fair
                                                        Cost                  Gains                  Losses              Value
                                                       ------                 -----                  ------              -----
         Available-for-sale securities:

         Equity securities                           $  445,050               $   26,069            $     ---           $  471,119
                                                        =======                 ========            =========               =======
         Held-to-maturity securities:

         U.S. Government Agencies                    $1,878,854               $    5,265            $   13,016           $1,871,103
         Mortgage-backed securities                     216,046                      ---                 2,859              213,187
                                                     ----------                 --------            ----------
          Total                                      $2,094,900               $    5,265            $   15,875
                                                     ==========                 ========            ==========



The scheduled maturities of held-to-maturity securities at December 31, 1998 were as follows:

                                                  Amortized
                                                     Cost          Fair Value
                                                  ---------        ----------

    Due after five years through ten years        $  134,012         $  131,605
    Due after ten years                            1,960,888          1,952,685
                                                   ---------          ---------
      Total                                       $2,094,900         $2,084,290



The preceding data is based on the stated maturities of the securities. Actual maturities may differ as borrowers may have the right to call or prepay obligations.

At December 31, 1998, investments with a carrying value of $300,000 were on deposit with regulatory authorities.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

As described in Note 2, UPCIC establishes liabilities for claims and claims adjustment expense on reported and unreported claims of insured losses. These liability estimates are based on known facts and interpretation of factors such as claim payment patterns, loss payments, pending levels of unpaid claims, product mix and industry experience. The establishment of appropriate liabilities, including liabilities for catastrophes, is an inherently uncertain process. This uncertainty is compounded by UPCIC's absence of historical claims experience. UPCIC regularly updates its estimates as new facts become known and further events occur which may impact the resolution of unsettled claims.

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC's policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions such as hurricanes and tropical storms. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 1998 was approximately $2.6 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed at Note 3.

Management believes that the liabilities for claims and claims expense at December 31, 1998 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

     Balance at January 1, 1998                              $        -
     Incurred related to:
       Current year                                            3,176,538
       Prior years                                                     -
                                                               ---------
     Total incurred                                            3,176,538
     Paid related to:
       Current year                                            1,924,010
       Prior years                                                     -
                                                               ---------
     Total paid                                                1,924,010
                                                               ---------
     Net balance at December 31, 1998                          1,252,528
      Plus reinsurance recoverable                             1,271,528
                                                               ---------
     Balance at December 31, 1998                             $2,524,056
                                                               =========


NOTE 6 - REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive supervision and regulation by the DOI. The Florida Insurance Code (the "Code") requires that UPCIC maintain minimum statutory surplus of $4,000,000 as of December 31, 1998. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the State of Florida.

On December 31, 1997, UPCIC entered into a consent order with the DOI related to the issuance of its certificate of authority (the "Consent Order"). Under the terms of the Consent Order, during its first four years of operations, UPCIC may only pay dividends approved in advance and in writing by the DOI. No dividends were declared or paid by UPCIC during 1998. The Consent Order also requires that

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - REGULATORY REQUIREMENTS AND RESTRICTIONS - (Continued)

UPCIC obtain prior written approval of the DOI before amending, updating, or changing any managing general agent contracts.

On January 16, 1998, UPCIC entered into a consent order with the DOI related to it proposed participation in the JUA depopulation program (the "Depopulation Consent Order"). Under the Depopulation Consent Order, UPCIC is required to maintain catastrophe reinsurance up to its 100 year Probable Maximum Loss with reinsurers who are authorized and/or approved or approved in advance and in writing by the DOI. The Depopulation Consent Order also requires UPCIC to materially abide by its depopulation plan submitted to the DOI, which limits UPCIC's depopulation assumptions to 30,000 policies. The premium limits and surplus requirements impact UPCIC's potential growth. UPCIC's ability to exceed these limitations will be subject to its ability to renew policies transferred from the Takeout Program and attract additional policyholders from the voluntary insurance market as well as maintaining capital and surplus to support its underwriting program. As of December 31, 1998, UPCIC is in compliance with requirements of the Code, the Consent Order and the Depopulation Consent Order.

The Company is required to comply with NAIC risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating conditions. As of December 31, 1998, based on calculations using appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios which would require any form of regulatory action.

The following schedule reconciles statutory net income and surplus of UPCIC as reported in the 1998 annual statement filed with the DOI, prepared on the basis of statutory accounting principles to UPCIC's net income for the year ended December 31, 1998 and stockholder's equity under generally accepted accounting principles at December 31, 1998:

                                      NET INCOME                SURPLUS
                                      ----------                -------
Balance per statutory
  financial statements                 $1,511,661              $6,864,908
Adjustment of earned
  premiums                                232,873                 232,873
Adjustment of losses incurred             335,000                 335,000
Adjustment of other
  underwriting expenses                (2,314,114)             (2,314,114)
Adjustment of provision
 for income taxes                         479,284                 479,284
                                          -------                 -------
Adjusted balance per
 statutory financial statements           244,704               5,597,951
Unrealized gain on securities
 available for sale                           ---                  16,293
Deferred policy
 acquisition costs                      1,487,012               1,487,012
Deferred income taxes                     (75,417)                (75,417)
Adjustment of securities
  held to maturity                            ---                 (26,901)
                                        ---------               ---------
Balance in conformity with general
 accepted accounting principles        $1,656,299              $6,998,938
                                       ==========              ==========

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DISCONTINUED OPERATIONS

As of April 30, 1997, the Company ceased all marketing efforts of its souvenir business and sports related products and at the time, estimated the loss on disposal of inventories and patents at approximately $1,388,000. Subsequently, management's efforts were spent on raising capital for its new insurance business and was unable to close out the inventory and patents for the expected realizable amounts. In February 1998, the Company determined that its efforts to commence and coordinate the insurance activity would be more beneficial to the Company and abandoned its efforts to pursue further recoveries of its former business. Management disposed of its sports-related products inventory at closeout prices resulting in losses of an additional $280,000. In addition, recovery of the remainder of patents could result in litigation. Accordingly, all remaining costs attributable to this of $200,000 have been written off and the Company provided for additional costs of approximately $158,000 related to its discontinued operations as of December 31, 1997. As of December 31, 1998, the remaining reserve for discontinued operations was approximately $235,000.


NOTE 8 - RELATED PARTY TRANSACTIONS

All marketing, underwriting, rating, policy issuance and administration functions are performed for UPCIC by Universal Property & Casualty Management, Inc. ("Universal Management") pursuant to a Management Agreement dated June 2, 1997 ("Management Agreement") and Addenda thereto dated June 12, 1997 and June 1, 1998 ("Addenda"). Universal Management is a wholly-owned subsidiary of American European Group, Inc. ("AEG") , a Delaware insurance holding company. Universal Management and AEG both employ UPCIC's CEO as a senior officer and director. During the year ended December 31, 1998, UPCIC incurred administrative costs to Universal Management of $751,920.

On August 31, 1998 the Company loaned a director of the Company $250,000 in the form of a 10% promissory note due on or before March 1, 1999. The note is collateralized by publicly traded stock valued in excess of the note. At December 31, 1998, the aggregate principal and accrued interest balance on the note of $258,333 is included in other receivables in the accompanying consolidated balance sheet. The note and accrued interest were repaid in March 1999.

As of December 31, 1998, corporate counsel held $290,000 in trust, for the benefit of the Company, which funds were placed in trust in connection with a dispute involving a Company director and an unrelated entity. These funds are included in the Company's assets as of December 31, 1998.

Interest incurred for debt to related parties was $142,814 for the year ended April 30, 1997.


NOTE 9 - INCOME TAXES

Since its inception, the Company has incurred tax-operating losses and, therefore, generated no income tax liabilities. As of December 31, 1998, the Company generated net operating loss carryforwards totaling approximately $6,737,500 which are available to offset future taxable income, if any, through 2014. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset is fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

The components of the net deferred income taxes at December 31, 1998 are as follows:


Deferred income tax assets:

Net operating loss carry forward                                  $   2,594,000
Unearned premium                                                        447,000
Unpaid losses                                                            43,000
                                                                  --------------
Total deferred income tax assets                                      3,084,000
                                                                  --------------
Deferred income tax liabilities:

Deferred acquisition costs                                              573,000
                                                                  --------------
Total deferred income tax assets, net                                 2,511,000
Valuation allowance for deferred income tax assets, net              (2,511,000)
                                                                  --------------
Deferred income taxes, net                                        $           -
                                                                  ==============

The remaining net operating loss carryforwards are scheduled to expire as follows:

   Expiration
      Date
------------------
       2006                                                    $           8,000
       2007                                                              251,000
       2008                                                              722,000
       2009                                                            1,010,000
       2010                                                            1,116,000
       2011                                                              677,000
       2012                                                            1,570,000
       2013                                                            1,379,000
       2014                                                                4,500
                                                                  --------------

                                                                     $ 6,737,500
                                                                  ==============

NOTE 10 - STOCKHOLDERS' EQUITY

Cumulative Preferred Stock
--------------------------

In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt, and 88,690 shares of Series M Preferred Stock were issued during fiscal year ended April 30, 1997, for repayment of $88,690 of related party debt. Each share of Series A and M Preferred Stock is convertible by the Company into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. Beginning May 1, 1998, the Series A Preferred Stock pays a cumulative dividend of $.25 per share per quarter. In connection with this issuance of the Series A Preferred Stock, the Company issued the holders warrants to purchase 12,488 shares of Common Stock at $4.25 per share, exercisable through October 17, 2004. The Series A and Series M Preferred Stock is redeemable by the Company at $10 per share through April 2000 and has a liquidation value of $10 per share plus accrued dividends. On January 26, 1999, accrued dividends of $33,300 were paid on the Series A Preferred Stock.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Stock Options
-------------

The Company adopted a 1992 Stock Option Plan (the "Plan") under which shares of Common Stock are reserved for issuance upon the exercise of the options. The Plan is designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors and consultants of the Company. All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Plan.

A summary of the status of the options as of and for the changes during the fiscal years ended December 31, 1998 and April 30, 1997 and the eight month period ended December 31, 1997 is presented below:

                                                                                               Options Exercisable
                                                                                               -------------------
                                                                                                          Weighted
                                   Number                   Option Price Per Share                         Average
                                ---------       ------------------------------------------     Number     Exercise
                                of Shares       Low           High             Weighted      of Shares       Price
                                ---------       ------------------------------------------------------------------
Outstanding April 27, 1996        300,874       $   2.88      $    22.00       $   5.15       300,874      $5.15
Granted                         1,300,000       $   1.13      $     1.25       $   1.24
Cancelled                         (62,250)      $   6.00      $    22.00       $  16.60
                                ---------
Outstanding April 30, 1997      1,538,624       $   1.13      $    22.00       $   1.77       1,478,624    $1.77
Granted                         3,050,000       $   0.63      $     1.06       $   0.99
                                ---------
Outstanding December 31, 1997   4,588,624       $   0.63      $    22.00       $   1.24      4,028,624     $1.69
Granted                         1,100,000       $   1.63      $     1.87       $   1.64
Cancelled                         (60,000)      $   3.00      $     3.00       $   3.00
                                ---------
Outstanding December 31, 1998   5,628,624       $   0.63      $    22.00       $   1.32      5,078,624     $1.34
                                =========


     The following table summarizes the information about options outstanding at December 31, 1998:



                         Options Outstanding                 Options Exercisable
----------------------------------------------         -------------------------


                                    Weighted
                                     Average      Weighted                   Weighted
                                    Remaining     Average                     Average
  Range of           Number     Contractual Life  Exercise       Number      Exercise
Exercise Prices    Outstanding     (in years)      Price      Exercisable      Price
--------------------------------------------------------------------------------------

$0.63-$1.87         5,450,000         8.5         $   1.18    4,900,000       $   1.19
$2.88- 3.88           142,999         6.6         $   3.39      142,999       $   3.39
$6.00-22.00            35,625         5.0         $  14.52       35,625       $  14.52

As described in Note 1, the Company accounts for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the fiscal years ended December.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

31, 1998 and April 27, 1997 or for the eight month period ended December 31, 1997 as the exercise prices for stock options granted are equal to their fair market value at the time of grant. The Company expenses the fair value (as determined at the grant date) of options and warrants granted to nonemployees. The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for options granted to employees and directors been determined in accordance with the fair value provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:


                                                                           Eight                             Fiscal
                                         Year Ended                    Months Ended                      Year Ended
                                     December 31, 1998               December 31, 1997                 April 30, 1997
                                     -----------------               -----------------                 --------------

                                                Income from                       Loss from                       Loss from
                                                Continuing                       Continuing                      Continuing
                                 Net Income     Operations        Net Loss       Operations       Net Loss       Operations
                                 ----------     ----------        --------       ----------       --------       ----------
Income (loss)
    As reported                $ 2,132,368     $  2,132,368    $ (1,204,388)  $  (566,511)     $(2,373,462)     $(415,891)
    Pro forma                  $ 1,951,009     $  1,951,009      (4,632,388)    (4,044,481)     (3,811,462)    (1,853,891)

Income (loss) per share:
  Basic
   As reported                 $        .14    $        .14     $     (.27)     $   (.13)      $  (1.35)        $    (.24)
   Pro forma                   $        .13    $        .13     $    (1.03)     $   (.89)      $  (2.16)        $   (1.05)
  Diluted
   As reported                 $        .13    $        .13     $     (.27)     $   (.13)      $  (1.35)        $    (.24)
   Pro forma                   $        .12    $        .12     $    (1.03)     $   (.89)      $  (2.16)        $   (1.05)


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   Option   Pricing  Model  with  the  following   weighted-average
assumptions during the periods ended:

                                   December 31,      December 31,      April 30,
                                      1998               1997           1997
                                   ------------      ------------     ---------
Dividend yield                       0.00%              0.0%             0.0%
Expected life of option             5 years             Years         10 years
Risk free interest rate               6.50%             6.48%           6.66%
Expected volatility                 105.31%           264.00%          117.00%

Using the Black-Scholes Pricing Model, the estimated weighted average fair value per option granted during the fiscal years ended December 31, 1998 and April 30, 1997 and for the eight month period ended December 31, 1997 was $1.31, $1.25 and $0.92, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

The pro forma amounts may not be representative of the future effects on reported net income and net income per share that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

WARRANTS

A summary of the status of the warrants as of and for the changes during the fiscal years ended December 31, 1998 and April 30, 1997 and the eight month period ended December 31, 1997 is presented below:



                                                                                               Warrants Exercisable
                                                                                               --------------------
                                                                                                           Weighted
                                   Number               Warrant Price Per Share                             Average
                                ---------       ------------------------------------------     Number      Exercise
                                of Shares       Low           High             Weighted      of Shares        Price
                                ---------       -------------------------------------------------------------------

Outstanding April 27, 1996       1,039,606         $ 1.00       $ 6.00         $  2.59           1,039,606   $  2.59
Granted                          3,733,333         $ 0.05       $ 3.00         $  1.20
Exercised                         (363,943)        $ 0.05       $ 0.05         $  0.05
Cancelled                       (1,069,390)        $ 0.05       $ 0.05         $  0.05
                               -----------
Outstanding April 30, 1997       3,339,606         $ 1.00       $ 6.00         $  1.53           3,339,606   $  1.53
Granted                            200,000         $ 0.75       $ 0.75         $  0.75
Cancelled                          (25,000)        $ 1.34       $ 1.34         $  1.34
                               -----------
Outstanding December 31, 1997    3,514,606         $ 0.75       $ 6.00         $  1.48           3,514,606   $  1.48
Granted                          1,200,000         $ 0.75       $ 3.00         $  1.44
                               -----------
Outstanding December 31, 1998    4,714,606         $ 0.75       $ 6.00         $  1.47           4,714,606   $  1.47
                               ===========


     The following table summarizes the information about warrants outstanding at December 31, 1998:



                         Options Outstanding                 Options Exercisable
----------------------------------------------         -------------------------


                                    Weighted
                                     Average      Weighted                   Weighted
                                    Remaining     Average                     Average
  Range of           Number     Contractual Life  Exercise       Number      Exercise
Exercise Prices    Outstanding     (in years)      Price      Exercisable      Price
--------------------------------------------------------------------------------------


$0.75-$1.50         3,603,667         5.7         $   1.00   3,603,667       $   0.90
$1.75-$6.00         1,110,939         7.4         $   3.01   1,110,939       $   3.29



The Company issued warrants to purchase 1,000,000 shares of Common Stock at $.75 per share and 1,000,000 shares at $1.25 per share during the fiscal year ended April 30, 1997 in connection with financial consulting services.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

In connection with the Company's initial public offering in December 1992, the Company sold units; each unit included warrants (the "IPO" Warrants). Effective in December 1995, the Company's Board of Directors amended the terms of the IPO Warrants to reduce the exercise price and extend the expiration date. Each IPO Warrant entitled its registered owner to purchase, at the exercise price of $6.00, one share of the Company's Common Stock until December 31, 1998 (the "IPO Warrant Expiration Date"). The Company could call and redeem all outstanding IPO Warrants at any time upon 30 days prior written notice, at the redemption price of $.01 per IPO Warrant, at such time as the market of its Common Stock exceeded the IPO Warrant price by 20% for the period of 20 consecutive business days, provided that the holder could exercise the IPO Warrant at any time prior to the expiration of the 30-day period. Customary anti-dilution provisions protected the IPO Warrants.

Holders of IPO Warrants were not entitled to vote, to receive dividends, or to exercise any rights of holders of Common Stock until the warrants were fully exercised.

During the eight month period ended December 31, 1997, the Company issued 200,000 warrants to purchase 200,000 shares at $.75 per share, the quoted market at the date of grant. The warrants were issued in connection with the Company's private placement described in Note 1.

During the year ended December 31, 1998, the Company issued 1,200,000 warrants to purchase Common Stock at prices ranging from $.75 to $2.00 per share in relation to various investor relation, investment banking and legal services.

OTHER STOCK ISSUANCES

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

During the fiscal year ended April 30, 1997, 10,000 shares were issued for services at a fair value of $21,000.

During the fiscal year ended April 30, 1997, the Company issued 46,667 shares of Common Stock as payment to certain creditors. The debt and fair value of the shares approximated $78,500.

In connection with provisions of convertible debt agreements with officers and directors, the Company issued shares for debt during the fiscal year ended April 30, 1997. Pursuant to the position set forth by the Financial Accounting Standards Board in Emerging Issues Task Force Topic No. D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," the Company charged $540,000 to earnings in 1996. This charge represents the value of the beneficial conversion feature. In October 1997, the Company issued 194,166 shares for past services and to repay debt obligations.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares were valued  based on the quoted  market  price at the date of issue.
Accordingly,   $118,200  was  charged  to  continuing  operations,   $88,750  to
discontinued operations and $33,125 to settle debt obligations.

During the year ended December 31, 1998, the Company issued 45,000 shares of Common Stock of the Company at a price of $1.00 per share in consideration for legal services. The shares were value based on the quoted market price at the date of issue. In addition, in connection with a settlement agreement and mutual release related to a previously pending lawsuit, the Company issued an aggregate of 10,000 shares at a fair value of $1.50 per share. The shares were value based on the quoted market price at the date of issue.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

The Company had an employment agreement with its President pursuant to which the President received annual compensation of $75,000 through April 30, 1997. The agreement provided for additional compensation equal to an aggregate 1.0% of gross sales in excess of $3,500,000 annually, 45,000 ten-year options to purchase shares at $2.88, 45,000 ten-year options to purchase shares at $3.88 and 90,000 ten-year options to purchase shares at $1.125. This agreement expired on April 30, 1997.

During the eight month period ended December 31, 1997, the Company entered into a four-year employment agreement with the President of the Company. Under the terms of the employment agreement, the President will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year.

Additionally, pursuant to the employment agreement, and during each year thereof, the President will be entitled to a bonus equal to 3% of pretax profits up to $5,000,000 and 4% of pretax profits in excess of $5,000,000. The employment agreement contains non-competition and non-disclosure covenants. Under the terms of the agreement, the President was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.00 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vest after two years. The exercise price of the options equaled the market price of the Company's Common Stock. In addition, the agreement may be extended for an additional two years at the option of the President.

During the eight month period ended December 31, 1997, in connection with the establishment of the Company's insurance business, the Company has granted 1,250,000 options to an officer to purchase Common Stock depending on certain conditions at the exercise price of $.63 per share. The exercise price of the options equaled the market price of the Company's Common Stock. The officer also will provide certain insurance management services through Universal Management, Inc.

During the eight month period ended December 31, 1997, the Company granted options to directors, including the President, to purchase 1,050,000 shares of the Company's Common Stock at an option price of $1.06 per share. The exercise price of the options equaled the market price of the Company's Common Stock.

During the year ended December 31, the Company granted options to existing directors, including the President, to purchase 1,050,000 shares of the Company's Common Stock at an option price of $1.63 per share. The exercise price of the options equaled the market price of the Company's Common Stock.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LITIGATION

Certain lawsuits have been filed against the Company. In the opinion of management, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.


NOTE 13 - EARNINGS PER SHARE

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income for the year ended December 31, 1998. There were no differences between basic and diluted earnings per share for the eight months ended December 31, 1997 or the fiscal year ended April 30, 1997.


                                           Income
                                         Available
                                        to Common                      Per-Share
                                       Stockholders       Shares         Amount

Net income                              $2,132,368
  Less: Preferred stock dividends          (33,300)
                                           -------
Income available
  To common stockholders                 2,009,068       14,667,000         0.14
                                                                         =======
Effect of dilutive securities:
   stock options and warrants                  ---        1,404,000          ---
   Preferred stock                          33,300          569,000          ---
                                            ------          -------      -------
Income available to common
  Stockholders and assumed
    conversion                          $2,132,368       16,640,000      $  0.13
                                        ==========       ==========      =======


Options and warrants totalling 5,953,909 were excluded from the calculation of earnings per share EPS as their effect was anti-dilutive were 5,953,909 for the year ended December 31, 1998.

NOTE 14 - SUBSEQUENT EVENT

On January 28, 1999, the Company purchased the assets, including policy renewals, of an insurance agency located in Ormond Beach, Florida for $18,000. In conjunction with the purchase, the Company entered into an employment agreement with the former agency principal.