Form 10QSB
period 1999-03-31
UNIVERSAL HEIGHTS INC
filed 1999-05-14
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10 - QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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


      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Number of shares of the Common Stock of Universal Heights, Inc. issued and outstanding as of May 1, 1999: 14,672,604.

      Transitional Small Business Disclosure Format   Yes __   No  X

                             UNIVERSAL HEIGHTS, INC.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

      The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)
                                     ASSETS


Debt securities held-to-maturity, at amortized cost
  (fair value of $2,054,231)                                     $2,054,231
Equity securities available for sale at fair value
(cost of $278,304)                                                  363,521
Cash and cash equivalents                                         8,470,380
Property, plant and equipment                                        53,592
Receivables:
  Reinsurance recoverable                                         9,928,558
  Premiums and other receivables                                  2,160,711
Deferred policy acquisition costs                                 2,511,440
Due from related parties                                             58,050
                                                                     ------
Total assets                                                    $25,600,483
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                       $2,671,200
Unearned premiums                                                12,927,483
Accounts payable                                                  1,071,977
Other accrued expenses                                              716,454
Accrued taxes, licenses and fees                                    240,000
Due to related parties                                               20,041
Note payable                                                         35,000
                                                                     ------
Total liabilities                                                17,682,155
                                                                 ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
 1,000,000 shares authorized, 138,640 shares issued and
 outstanding, minimum liquidation preference of $1,419,700            1,387
Common stock, $.01 par value, 40,000,000 shares
 authorized, 14,672,604 shares issued and outstanding               146,726
Additional paid-in capital                                       15,015,581
Accumulated other comprehensive income                               72,789
Accumulated deficit                                              (7,318,155)
                                                                 -----------
Total stockholders' equity                                        7,918,328
                                                                  ---------
Total liabilities and stockholders' equity                      $25,600,483
                                                                ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For Three Months Ended
                                             March 31,            March 31,
                                             ---------            ---------
                                               1999                 1998
                                               ----                 ----

PREMIUMS EARNED AND OTHER REVENUES
   Premium income - net                    $ 2,450,811         $  801,590
   Net investment income                       145,603             92,117
   Commission revenue                          374,093                ---
   Other income                                  4,705              3,065
                                                 -----              -----
       Total revenues                        2,975,212            896,772
                                             ---------            -------

OPERATING COST AND EXPENSES:
   Losses and loss adjustment expenses       1,063,397            310,932
   General and administrative expenses       1,392,706            213,009
                                             ---------            -------
       Total operating expenses              2,456,103            523,941
                                             ---------            -------



NET INCOME                                    $519,109           $372,831
                                              ========           ========
INCOME PER COMMON SHARE:
Basic
Net income                                    $   0.03           $   0.03
                                              ========           ========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                         14,673,000         14,615,834
                                            ==========         ==========


INCOME PER COMMON SHARE:
Diluted
Net income
WEIGHTED AVERAGE COMMON SHARES                $   0.03           $   0.03
                                              ========           ========
OUTSTANDING - DILUTED                       15,686,000         14,615,834
                                            ==========         ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  For Three Months Ended
                                                 March 31,       March 31,
                                                 ---------       ---------
                                                   1999            1998
                                                   ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations       $ 519,109       $ 372,831
  Add (deduct):
  Adjustments to reconcile income (loss)
  from continuing operations to cash
  provided by (used in) operations:
  Amortization and depreciation                        ---          28,397
Net change in assets and liabilities
relating to continuing operations:
  Prepaid reinsurance premiums                   8,012,128      (1,024,548)
  Other receivables and deposits                (1,453,655)       (254,419)
  Reinsurance recoverable on losses             (8,509,404)          ---
  Deferred policy acquisition costs             (1,024,428)          ---
  Accounts payable                                (119,069)       (174,021)
  Accrued expenses                                (707,861)        437,717
  Accrued taxes, licenses and fees                 115,000           ---
  Unpaid losses and loss adjustment expenses       147,144         525,483
  Unearned premiums                               (885,432)      5,800,233
  Due to/from related parties and other           (116,507)        (43,598)
                                                  ---------      ----------
Net cash provided by (used in) operating
activities                                      (4,022,975)      5,668,075
                                                -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              73,765         (40,520)
  Purchase of equity securities
   available-for-sale                                  ---        (354,005)
  Proceeds from sale of equity securities
   available-for-sale                              107,598             ---
  Proceeds from maturities of debt
   securities held-to-maturity                      87,389             ---
  Payments for notes receivable                    250,000             ---
                                                   -------        --------

Net cash used in investing activities
                                                   518,752        (394,525)
                                                   -------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               ---         105,040
  Preferred stock dividend                         (12,488)              0
                                                    ------       ---------
Net cash provided by (used in) financing           (12,488)        105,040
activities                                          ------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH        (3,516,711)      5,378,590
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of Period  11,987,091       1,172,418
                                                ----------       ---------
CASH AND CASH EQUIVALENTS, End of Period      $  8,470,380     $ 6,551,008
                                              ============     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


NOTE 1 -  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Universal Heights, Inc. ("Company"), its wholly-owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), and other entities which are under common control through common ownership. All intercompany accounts and transactions have been eliminated in consolidation.

UPCIC's application to become a Florida licensed property and casualty insurance company was approved on October 29, 1997. In 1998, the subsidiary began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

The Company continues to develop into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998 and became licensed by the Florida Department of Insurance on September 28, 1998 as the Company's wholly-owned Managing General Agent ("MGA"). Through the MGA, the Company will have underwriting and claims authority for third-party insurance companies. The MGA will generate revenue through policy fee income and other administrative fees from the marketing of UPCIC's as well as third party insurance products through the Company's distribution network and UPCIC. Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of Universal Heights, Inc. to solicit voluntary business and generate commission revenue. These two entities are the foundation of the Company's agency operations which will generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A Insurance Solutions, Inc., was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency. In addition, on August 31, 1998 World Financial Resources (Barbados) LTD. ("WFR") was incorporated as a subsidiary of the Company in Barbados to participate in the international insurance and reinsurance markets. Effective September 1, 1998 WFR entered into an excess and surplus arrangement with European International Reinsurance LTD as a reinsured for catastrophic events.

The consolidated balance sheet of the Company, as of March 31, 1999, and the related consolidated statements of operations for the three months ended March 31, 1999 and 1998 and cash flows for three months ended March 31, 1999 and 1998 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The interim financial statements reflect all

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (continued)

adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

Certain reclassifications have been made in the 1998 financial statements to conform them to and make them consistent with the presentation used in the 1999 financial statements.

In June, 1997, SFAS Statement No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which currently are reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. The Company has adopted SFAS No. 130 and disclosed other comprehensive income in the consolidated statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes reporting
standards  for  public  companies   concerning   annual  and  interim  financial
statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company has one reportable segment, insurance services, during the period reported in the accompanying consolidated financial statements, based upon management reporting.

 In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-3, ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE AND REINSURANCE-RELATED ASSESSMENTS ("SOP 97-3"). SOP 97-3 provides guidance on the recognition and measurement of liabilities for guaranty-fund and other insurance related assessments. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The effect of the initial adoption of SOP 97-3 is required to be reported in a manner similar to the reporting of a cumulative effect of a change in accounting principle. The adoption of SOP 97-3 did not currently impact the Company's financial condition or results of operations or cash flows.

In April 1998, the AICPA issued  Statement of Position  98-5,  "Reporting on the
Costs of Start-Up  Activities."  This  Statement  of Position  ("SOP")  provides

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (continued)

guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999 through a charge to earnings of $127,357.

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

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 2 - INSURANCE OPERATIONS (Continued)

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and is servicing such policies. In addition, UPCIC has begun to solicit business actively in the open market through independent agents.

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At March 31, 1999, the Company recorded $12,927,483 in connection with unearned premiums.

Universal Property and Casualty Management, Inc., an outside management company, provides the Company with management and personnel for the subsidiary's underwriting, claims and financial requirements, together with support offices, equipment and services. The fees for such services for the three months ended March 31, 1999 have been recorded at $159,679.

The JUA's incentive program provided approximately $2,700,000 to an escrow account. These funds will be released to UPCIC when certain conditions are met including assuming and maintaining for a three-year period a minimum number of policies acquired from the JUA. To date, the Company has substantially complied with the requirements related to the bonus payments. The escrow account is not included in the financial statements.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 1999, deferred policy acquisition costs amounted to $2,511,440.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 2 - INSURANCE OPERATIONS (Continued)

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

UPCIC estimates claims and claims expenses based on historical experience of similar entities and payment and reporting patterns for the type of risk involved. These estimates are continuously reviewed by UPCIC's affiliated management professionals and any resulting adjustments are reflected in operations for the period in which they are determined.

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

NOTE 3 - REINSURANCE

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

UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers, either on an automatic basis under general

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 3 - REINSURANCE (continued)


reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. The reinsurance arrangements are intended to provide UPCIC with the ability to maintain its exposure to loss within its capital resources. Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance.

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

Effective June 1, 1998, with respect to losses arising out of loss occurrences commencing on or after that date, UPCIC obtained coverage of $41,000,000 in excess of $2,000,000. UPCIC also has coverage from the Florida Hurricane Catastrophe Fund which is estimated to be $32,400,000. In addition, in the event a hurricane were to decrease the limits of catastrophe cover, UPCIC has purchased contingency coverage to replace the Florida Hurricane Catastrophe Cover for 100% of losses of $42,300,000 in excess of $42,300,000 otherwise recoverable excess of $10,600,000.

Effective November 1, 1998, UPCIC entered into an excess catastrophe treaty with various Lloyds underwriting syndicates. This excess catastrophe treaty provides coverage of $7,400,000 in excess of $80,000,000 for each loss occurrence.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:


PREMIUMS:
                            Three Months Ended                 Three Months Ended
                              March 31, 1999                    March 31, 1998
                              --------------                    --------------

                          Written        Earned            Written             Earned
                          -------        ------            -------             ------

Direct                  $2,932,021     $4,139,296       $       --           $    --
Assumed                         --        867,649          7,371,309          1,571,076
Ceded                   (1,070,188)    (2,556,134)        (3,854,494)          (769,486)
                        ----------     ----------         ----------          ---------
Net                     $1,861,833     $2,450,811       $  3,516,815         $  801,590
                        ==========     ==========        ===========          =========


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 3 - REINSURANCE (continued)

OTHER AMOUNTS:

                                                   March 31,           March 31,
                                                     1999                1998
                                                     ----                ----

Reinsurance recoverable on unpaid losses
and loss adjustment expenses                     $    (76,428)       $   262,742
Unearned premiums reserve ceded                  $ (1,485,946)       $ 3,085,009



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

--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

       The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. This document may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

OVERVIEW

       The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), has begun to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

      UPCIC's application to become a Florida licensed property and casualty insurance company was approved by the Florida Department of Insurance ("DOI") on October 29, 1997. 1998, the subsidiary began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

       The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA has become a major provider of original and renewal insurance coverage for Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature approved a number of initiatives to depopulate the JUA, which resulted in policies being acquired by private insurers and provides additional incentives to private insurance companies to acquire policies from the JUA.

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

       UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired through the JUA. UPCIC entered into agreements with the JUA whereby since February 1998 UPCIC assumed approximately 30,000 policies and is currently servicing approximately 25,000 policies. These policies, if renewed, represent approximately $24,000,000 in estimated annual gross direct written premium revenues. In addition, UPCIC has received approximately $90 per policy in bonus incentive funds from the JUA for assuming the policies. The bonus funds must be maintained in an escrow account for three years. UPCIC must not cancel the policies from the JUA for this three year period at which point UPCIC will receive the bonus money.

      The Company continues to develop into a vertically integrated insurance holding company. The Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's newly formed agency operations which include Universal Florida Insurance Agency and U.S. Insurance Solutions, Inc. will generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. Universal Risk Advisors, Inc., the Company's managing general agent, will generate revenue through policy fee income and other administrative fees from the marketing of UPCIC's as well as third party insurance products through the Company's distribution network and UPCIC. In addition, World Financial Resources (Barbados) Ltd. was formed to participate in the international insurance and reinsurance markets.

FINANCIAL CONDITION

       Cash and cash equivalents at March 31, 1999 aggregated $8,470,380. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

       UPCIC expects that premiums will be sufficient to meet UPCIC's working capital requirements for the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At March 31, 1999, UPCIC's investments were comprised of $8,470,380 in cash and repurchase agreements, $2,054,231 in fixed maturity securities and $363,521 in equities.

      UPCIC does not expect to obtain additional policies from the JUA. UPCIC has obtained approximately 30,000 policies from the JUA. UPCIC believes that this base of insurance business will provide opportunities for UPCIC to solicit renewals of premiums in future periods which, if obtained, would allow UPCIC to develop its insurance business. The renewal rate of policies acquired by UPCIC is approximately seventy-five percent. Although there is no assurance that policy renewals will continue at this rate, UPCIC is negotiating with insurance agents that are currently writing business in connection with the JUA policies in an effort to obtain policy renewals. UPCIC is also establishing relationships with insurance agents outside of the JUA program to write new business. UPCIC recently commenced selling policies in the open market through independent agents. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used by UPCIC when selecting policies from the JUA.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

       The operations for the three months ended March 31, 1999 consist of the Company's newly started insurance business. The operations are not directly comparative to the previous period as there were no insurance operations until February 1998.

       Revenues, loss and loss adjustment expenses and general and administrative expenses have increased significantly when compared to the prior year period as a result of the development of the insurance company's operations.

       Income is recognized evenly over the terms of policies. Through March 31, 1999 the Company recognized revenues of $2,450,811 after reinsurance on approximately 25,000 policies. See MD&A section entitled, "Financial Condition - Cash and Cash Equivalents" for a discussion of the short-term and long-term resources for the insurance subsidiary.

      The Company's investment income represents primarily interest income of $145,603 in cash and cash equivalents aggregating $8,470,380, fixed maturity securities aggregating $2,054,231 and equity securities aggregating $363,521 at March 31, 1999. Such funds were received for advance premiums and from the Company's private offering.

      Loss and loss adjustment expenses for the three months ended March 31, 1999 were $1,063,397. These costs relate to insurance claims incurred by UPCIC. General and administrative expenses were $1,392,706 as compared to $213,009 for the three months ended March 31, 1998. General and administrative expenses have increased due to further development of the Company's insurance operations.

IMPACT OF THE YEAR 2000

       The Company's investment in enhanced technologies and implementation of new systems to better serve the insured is a continuing process. As part of this process, the Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners, including Universal P & C Management, Inc. where risk is concentrated in relation to year 2000 issues. As of March 31, 1999, the Company had completed efforts, which the Company believes, have brought its systems into compliance. The total cost incurred to modify existing systems was not material. The Company will continue to contact its business partners (including agents, banks, reinsurers and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action. In addition, the Company is in the process of establishing a contingency plan to address the worst case scenario of its outside management company incurring year 2000 problems. The most reasonably likely worst case scenario would potentially result in intermittent delays in processing premiums and claims.

                             UNIVERSAL HEIGHTS, INC.

                           PART II - OTHER INFORMATION


ITEM  1.    LEGAL PROCEEDINGS

      Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management all such matters are adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

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


                                                UNIVERSAL HEIGHTS, INC.


Date: May 14, 1999                              /s/ Bradley I. Meier
                                                ---------------------------
                                                Bradley I. Meier, President