Form 10QSB
period 1999-06-30
UNIVERSAL HEIGHTS INC
filed 1999-08-13
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1999

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


      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Number of shares of the Common Stock of Universal Heights, Inc. issued and outstanding as of July 15, 1999: 14,672,604.

      Transitional Small Business Disclosure Format   Yes __   No  X

                           UNIVERSAL HEIGHTS, INC.

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1999
                                 (Unaudited)

                                    ASSETS

Debt securities held-to-maturity, at amortized cost
    (fair value of $2,018,784)                                       $2,108,376
Equity securities available for sale at fair value
    (cost of  $224,916)                                                 540,696
Cash and cash equivalents                                             9,683,404
Property, plant and equipment                                            53,592
Receivables:
     Reinsurance recoverable                                          6,204,056
     Premiums and other receivables                                   1,685,057
Deferred policy acquisition costs                                     1,131,461
Due from related parties                                                125,510
                                                                    -----------
Total assets                                                        $21,532,152
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                           $1,929,944
Unearned premiums                                                     8,705,303
Accounts payable                                                        961,742
Other accrued expenses                                                1,214,183
Accrued taxes, licenses and fees                                         14,262
Due to related parties                                                   20,041
                                                                     ----------
Total liabilities                                                    12,845,475
                                                                     ==========

                          COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01
    par value, 1,000,000 shares authorized,
    138,640 shares issued and outstanding, minimum
    liquidation preference of $1,419,700                                  1,387
Common stock, $.01 par value, 40,000,000 shares
    authorized, 14,672,604 shares issued and
    outstanding                                                         146,726
Additional paid-in capital                                           15,015,581
Accumulated other comprehensive income                                  315,780
Accumulated deficit                                                  (6,792,797)
                                                                     -----------
Total stockholders' equity                                            8,686,677
                                                                     ----------
Total liabilities and stockholders' equity                          $21,532,152
                                                                    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                            For Six Months Ended     For Three Months Ended
                                              June 30,     June 30,     June 30,     June 30,
                                                  1999         1998         1999         1998

PREMIUMS EARNED AND OTHER REVENUES
   Premium income - net                    $ 3,568,028  $ 3,387,488  $ 1,513,040  $ 2,787,011
   Net investment income                       287,099      336,812      141,495      244,195
   Commission revenue                          537,758            -      163,666            -
        Other income                             4,704        3,545            -          980
                                           -----------  -----------  -----------  -----------
            Total revenues                   4,397,589    3,727,845    1,818,201    3,032,186

OPERATING COST AND EXPENSES:
   Losses and loss adjustment expenses       1,375,050    1,628,814      311,653    1,317,882
   General and administrative expenses       1,962,874      551,515      965,992      539,619
                                           -----------   ----------  -----------  -----------
      Total operating expenses               3,337,924    2,180,329    1,277,645    1,857,501


NET INCOME                                 $ 1,059,665  $ 1,547,516  $   540,556  $ 1,174,685
                                           ===========  ===========  ===========  ===========


INCOME PER COMMON SHARE:
Basic
Net income                                 $      0.07  $      0.11  $      0.04  $      0.08
                                           ===========  ===========  ===========  ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                        14,673,000   14,676,000    14,673,00   14,681,000
                                           ===========  ===========  ===========  ===========


INCOME PER COMMON SHARE:
Diluted
Net income                                 $      0.07  $      0.09  $      0.03  $      0.07
                                           ===========  ===========  ===========  ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                       15,770,000   17,783,000   15,854,000   17,787,000
                                           ===========  ===========  ===========  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (Unaudited)


                                       For Six Months         For Three Months
                                            Ended                  Ended
                                    June 30,     June 30,    June 30,   June 30,
                                      1999        1998         1999       1998
                                    --------     --------    --------   --------

NET INCOME                        $1,059,665   $1,547,516   $540,556  $1,174,685

OTHER COMPREHENSIVE INCOME:
     Net unrealized gain on
     available-for-sale
     securities                      289,711            -    242,991           -
                                  ----------   ----------   --------  ----------
COMPREHENSIVE INCOME              $1,349,376   $1,574,516   $783,547  $1,174,685
                                  ==========   ==========   ========  ==========




 The accompanying notes to consolidated financial statements are an integral part of these statements

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                      For Six Months Ended
                                                    JUNE 30,         JUNE 30,
                                                      1999             1998
                                                    --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income from continuing operations          $  1,059,665     $  1,547,516
     Add (deduct):
     Adjustments to reconcile income from
       continuing operations to cash
       provided by (used in) operations:
     Amortization and depreciation                       ---           84,197
Net change in assets and liabilities
  relating to continuing operations:
     Prepaid reinsurance premiums                  8,012,128       (5,027,165)
     Other receivables and deposits                 (978,001)      (1,335,722)
     Reinsurance recoverable on losses            (4,784,902)      (1,274,130)
     Deferred policy acquisition costs               355,551         (156,232)
     Accounts payable                               (229,304)         308,496
     Accrued expenses                               (210,132)          51,752
     Accrued taxes, licenses and fees               (110,738)          52,500
     Unpaid losses and loss adjustment expenses     (594,112)       2,548,260
     Unearned premiums                            (5,107,612)       8,882,831
     Due to/from related parties and other          (224,437)        (267,911)
                                                  -----------     -----------

Net cash provided by (used in) operating
activities                                        (2,811,894)       5,414,392
                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                             73,765              ---
     Purchase of equity securities
       available-for-sale                                ---         (156,460)
     Proceeds from sale of equity securities
       available-for-sale                            235,232              ---
     Purchase of debt securities
       held-to-maturity                             (769,453)      (2,674,638)
     Proceeds from maturities of debt
       securities held-to-maturity                   743,639              ---
     Payments for notes receivable                   250,000              ---
                                                 -----------      -----------

Net cash provided by (used in) investing
activities                                           533,183       (2,831,098)
                                                  ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividend                        (24,976)             ---
                                                  -----------     -----------

Net cash provided by (used in) financing
activities                                           (24,976)               0
                                                 ------------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH           (2,303,687)      2,583,294
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of Period     11,987,091       1,172,418
                                                 ------------     -----------

CASH AND CASH EQUIVALENTS, End of Period         $  9,683,404     $  3,755,712
                                                 ============     ============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)


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

The Company continues to develop into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998 and became licensed by the Florida Department of Insurance on September 28, 1998 as the Company's wholly-owned Managing General Agent ("MGA"). Through the MGA, the Company will have underwriting and claims authority for third-party insurance companies. The MGA currently generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's insurance products through the Company's distribution network and UPCIC. In the future it will also generate revenue from third party insurance products. Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of Universal Heights, Inc. to solicit voluntary business and generate commission revenue. These two entities are the foundation of the Company's agency operations which generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A Insurance Solutions, Inc., was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency. On August 31, 1998 World Financial Resources (Barbados) LTD. ("WFR") was incorporated as a subsidiary of the Company to participate in the international insurance and reinsurance markets. In addition, Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly-owned managing general agent for life insurance products. The Company has also formed a subsidiary that will specialize in selling insurance via the Internet.

The consolidated balance sheet of the Company, as of June 30, 1999, and the related consolidated statements of operations for the six months ended June 30, 1999 and 1998 and cash flows for six months ended June 30, 1999 and 1998 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

Certain reclassifications have been made in the prior financial statements to conform them to and make them consistent with the presentation used in the current financial statements.

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

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (continued)

In April 1998, the AICPA issued  Statement of Position  98-5,  "Reporting on the
Costs of Start-Up Activities." This Statement of Position ("SOP") provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999 through a charge to earnings of $127,357.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 will be effective for the Company on January 1, 2001 and cannot be applied retroactively. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements.

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

NOTE 2 - INSURANCE OPERATIONS

UPCIC maintains its records in conformity with the accounting practices prescribed or permitted by the Florida Department of Insurance ("DOI"). To the extent that certain of these practices differ from generally accepted accounting principles ("GAAP"), adjustments have been made in order to present the accompanying financial statements on the basis of GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)


NOTE 2 - INSURANCE OPERATIONS (Continued)

expenses during the reporting period. Actual results could differ from those estimates.

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and is servicing such policies. In addition, UPCIC has been actively renewing these policies as well as soliciting business actively in the open market through independent agents.

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At June 30, 1999, the Company recorded $8,705,303 in connection with unearned premiums.

Universal Property and Casualty Management, Inc., an outside management company, provides the Company with management and personnel for the subsidiary's underwriting, claims and financial requirements, together with support offices, equipment and services. The fees for such services for the six months ended June 30, 1999 have been recorded at $320,599.

The JUA's incentive program provided approximately $2,700,000 to an escrow account. These funds will be released to UPCIC when certain conditions are met, including not canceling policies acquired from the JUA for a three year period. To date, the Company has substantially complied with the requirements related to the bonus payments. The escrow account is not included in the financial statements.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of unearned ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At June 30, 1999, deferred policy acquisition costs amounted to $1,131,461.

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)

NOTE 2 - INSURANCE OPERATIONS (Continued)

An allowance for uncollectible premiums receivable will be established when it becomes evident collection is doubtful. No allowance is deemed necessary at June 30, 1999.

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

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)

NOTE 3 - REINSURANCE (continued)

reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. The reinsurance arrangements are intended to provide UPCIC with the ability to maintain its exposure to loss within its capital resources. Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance.

Effective February 1, 1998, UPCIC entered into quota share, excess per risk and excess catastrophe agreements with various reinsurers, rated A- or better by A.M. Best. Under the quota share treaty, UPCIC ceded fifty percent of its gross written premiums, losses and loss adjustment expenses with a ceding commission of twenty-seven percent. Under the excess per risk agreement, UPCIC obtained coverage of $1,250,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind. A $2,500,000 limit applied to any one loss occurrence. Under the excess catastrophe reinsurance contract, UPCIC obtained coverage of $23,300,000 in excess of $2,000,000.

Effective June 1, 1998, with respect to losses arising out of loss occurrences commencing on or after that date, UPCIC obtained coverage of $41,000,000 in excess of $2,000,000. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund which amount was approximately $32,400,000. In addition, in the event a hurricane were to decrease the limits of catastrophe cover, UPCIC purchased contingency coverage to replace the Florida Hurricane Catastrophe Cover for 100% of losses of $42,300,000 in excess of $42,300,000 otherwise recoverable excess of $10,600,000.

Effective November 1, 1998, UPCIC entered into an excess catastrophe treaty with various Lloyds underwriting syndicates. This excess catastrophe treaty provided coverage of $7,400,000 in excess of $80,000,000 for each loss occurrence.

Effective June 1, 1999, UPCIC revised and enhanced its reinsurance program. UPCIC entered into quota share and excess per risk agreements with Swiss Reinsurance America Corporation, rated A++ by A.M. Best. Under the quota share treaty, UPCIC currently cedes fifty percent of its gross written premiums, losses and loss adjustment expenses with a ceding commission of thirty-five percent. The Company has the option to increase the annual cession to 75% or reduce the cession to 45%. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

Effective June 1, 1999, under an excess catastrophe contract, UPCIC obtained coverage of $39,000,000 in excess of $2,000,000. UPCIC also obtained variable coverage of $2,000,000 in excess of the Company's 100-year probable maximum loss.

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)

NOTE 3 - REINSURANCE (continued)

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund, which is estimated to be $42,800,000. In addition, in the event a hurricane were to decrease the limits of catastrophe cover, UPCIC purchased contingency coverage to replace the Florida Hurricane Catastrophe Cover for losses of $47,600,000 excess of $47,600,000 otherwise recoverable excess of $11,300,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

PREMIUMS:

                       Six Months Ended              Six Months Ended
                         JUNE 30, 1999                 JUNE 30, 1998
                       ----------------              ----------------

                       WRITTEN        EARNED         WRITTEN        EARNED
                       -------        ------         -------        ------

Direct             $ 4,932,294    $8,757,818     $ 2,289,024   $    88,833
Assumed                (40,312)    1,241,809      12,995,102     6,071,456
Ceded               (3,638,045)   (6,431,599)     (8,760,239)   (2,772,801)
                   ------------   -----------    ------------  ------------
Net                $ 1,253,937    $3,568,028     $ 6,523,887   $ 3,387,488
                   ============   ===========    ============  ============


OTHER AMOUNTS:

                                                 June 30,          June 30,
                                                   1999              1998
                                                   ----              ----

Reinsurance recoverable on unpaid losses
  and loss adjustment expenses                $   444,056       $ 1,274,130
Unearned premiums reserve ceded               $ 2,793,520       $ 4,781,364

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at June 30, 1999. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

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

       On December 4, 1997, the Company raised approximately $6,700,000 in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its Common Stock at a price of $.60 per share. The proceeds of this transaction are being used partially for working capital purposes and to meet the minimum regulatory capitalization requirements ($5,300,000) required by the Florida Department of Insurance to engage in the homeowners insurance company business.

       The Florida Department of Insurance requires applicants to have a minimum capitalization of $5.3 million to be eligible to operate as an insurance company in the state of Florida. Upon being issued an insurance license, companies must maintain capitalization of at least $4 million. If an insurance company's capitalization falls below $4 million, then the company will be deemed out of compliance with DOI requirements, which could result in revocation of the participant's license to operate as an insurance company in the state of Florida. UPCIC's surplus at June 30, 1999 is $6,777,741.

      UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired through the JUA. UPCIC entered into agreements with the JUA whereby since February 1998 UPCIC assumed approximately 30,000 policies. These policies, if renewed, represent approximately $24,000,000 in estimated annual gross direct written premium revenues. In addition, UPCIC has received approximately $90 per policy in bonus incentive funds from the JUA for assuming the policies. The bonus funds must be maintained in an escrow account for three years. UPCIC must not cancel the policies from the JUA for this three year period at which point UPCIC will receive the bonus money.

      The Company continues to develop into a vertically integrated insurance holding company. The Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's newly formed agency operations which include Universal Florida Insurance Agency and U.S. Insurance Solutions, Inc. generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. Universal Risk Advisors, Inc., the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's insurance products through the Company's distribution network and UPCIC. In the future, Universal Risk Advisors, Inc. will also generate revenue from third party insurance products. World Financial Resources (Barbados) Ltd. was formed to participate in the international insurance and reinsurance markets. In addition, Universal Risk Life Advisors, Inc. was formed to be the Company's managing general agent for life insurance products. The Company has also formed a subsidiary that will specialize in selling insurance via the Internet.

FINANCIAL CONDITION

      Cash and cash equivalents at June 30, 1999 aggregated $9,683,404. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

      UPCIC expects that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At June 30, 1999, UPCIC's investments were comprised of $9,683,404 in cash and repurchase agreements, $2,108,376 in fixed maturity securities and $540,696 in equities.

      UPCIC does not expect to obtain additional policies from the JUA. UPCIC has obtained approximately 30,000 policies from the JUA. UPCIC believes that this base of insurance business will provide opportunities for UPCIC to solicit renewals of premiums in future periods which, if obtained, would allow UPCIC to develop its insurance business. The renewal rate of policies acquired by UPCIC has been approximately seventy-five percent. UPCIC is also establishing relationships with insurance agents outside of the JUA program to write new business. UPCIC has been selling policies in the open market through these independent agents. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used by UPCIC when selecting policies from the JUA.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

      The operations for the six months ended June 30, 1999 consist of the Company's newly started insurance business. The operations are not directly comparative to the previous period as there were no insurance operations until February 1998.

      Revenues, loss and loss adjustment expenses and general and administrative expenses have increased significantly when compared to the prior year period as a result of the development of the insurance company's operations.

      Income is recognized evenly over the terms of policies. Through June 30, 1999, the Company recognized revenues of $3,568,028, after reinsurance, on approximately 25,000 policies. See MD&A section entitled, "Financial Condition - Cash and Cash Equivalents" for a discussion of the short-term and long-term resources for the insurance subsidiary.

      The Company's investment income represents primarily interest income of $287,099 in cash and cash equivalents aggregating $9,683,404, fixed maturity securities aggregating $2,108,376 and equity securities aggregating $540,696 at June 30, 1999. Such funds for investing were received for advance premiums and from the Company's private offering.

Loss and loss adjustment expenses for the six months ended June 30, 1999 were $1,375,050. These costs relate to insurance claims incurred by UPCIC. General and administrative expenses, net of ceded commissions earned, were $1,962,874 as compared to $551,515 for the six months ended June 30, 1998. General and administrative expenses have increased due to further development of the Company's insurance operations.

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

      None.


ITEM 5.     OTHER INFORMATION

      None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibits required by Item 601 of Regulation S-B are filed herewith as part of this Registration Statement:

      EXHIBIT NO.       EXHIBIT

      10.1 Form of Option Agreement to purchase (i) 45,000 shares of Common Stock issued to Bradley I. Meier, dated May 1, 1995, with an exercise price of $2.88 and (ii) 45,000 shares of Common Stock issued to Bradley I. Meier, dated May 1, 1995, with an exercise price of $3.88.

      EXHIBIT NO.       EXHIBIT

      10.2 Form of Option Agreement to purchase 21,500 shares of Common Stock issued to (i) Larry Martin, dated June 5, 1995 and (ii) John Walker, dated June 5, 1995.

      10.3 Form of Option Agreement to purchase 3,333 shares of Common Stock issued to (i) William Spaude, dated August 11, 1995, (ii) Amy Spaude Hambly, dated August 11, 1995 and (iii) Tod Spaude, dated August 11, 1995.

      10.4              Option grant to Jay Covington, dated October 12, 1995.

      10.5 Form of Option Agreement to purchase (i) 25,000 shares of Common Stock issued to Eric Snow, dated January 2, 1996, (ii) 10,000 shares of Common Stock issued to Eric Snow, dated July 2, 1996, and (iii) 5,000 shares of Common Stock issued to Janet Conde, dated August 15, 1996.

      10.6 Form of Option Agreement to purchase (i) 90,000 shares of Common Stock issued to Bradley Meier, dated May 1, 1996, (ii) 250,000 shares of Common Stock to Norman Meier, dated July 15, 1996, (iii) 50,000 shares of Common Stock issued to Craig Sherman, dated July 15, 1996, (iv) 1,500,000 shares of Common Stock issued to Bradley Meier, dated May 2, 1997, (v)
                        500,000 shares of Common Stock issued to Norman Meier, dated May 2, 1997 and (vi) 1,500,000 shares of Common Stock issued to Bradley Meier, dated May 2, 1997.

      EXHIBIT NO.       EXHIBIT

      10.7 Form of Option Agreement to purchase (i) 100,000 shares of Common Stock issued to Myron Orlinsky, dated July 15, 1996, (ii) 100,000 shares of Common Stock issued to Michael Pietrangelo, dated July 15, 1996, (iii) 100,000 shares of Common Stock issued to Sanford Grossman, dated July 15, 1996, (iv) 50,000 shares of Common Stock issued to Shephard Lane, dated July 15, 1996, (v) 50,000 shares of Common Stock issued to Margaret Roell, dated July 15, 1996, (vi) 250,000 shares of Common Stock issued to Bradley Meier, dated July 15, 1996, (vii) 500,000 shares of Common Stock issued to Bradley Meier, dated July 15, 1996, (viii) 250,000 shares of Common Stock issued to Bradley Meier, dated May 7, 1998, (ix) 500,000 shares of Common Stock issued to Norman Meier, dated May 7, 1998,
                        (x) 100,000 shares of Common Stock issued to Reed Slogoff, dated May 7, 1998, (xi) 100,000 shares of Common Stock issued to Joel Wilentz, dated May 7, 1998 and (xii) 100,000 shares of Common Stock issued to Irwin Kellner, dated May 7, 1998.

      10.8 Form of Option Agreement to purchase 100,000 shares of Common Stock issued to (i) Joel Wilentz, dated May 2, 1997, (ii) Reed Slogoff, dated May 2, 1997 and (iii) Irwin Kellner, dated May 2, 1997.

      10.9 Form of Option Agreement to purchase (i) 10,000 shares of Common Stock issued to Barry Goldstein, dated March 26, 1998, (ii) 10,000 shares of Common Stock issued to David Asher, dated March 28, 1998 and (iii) 15,000 shares of Common Stock issued to Robert Thomas, dated March 26, 1998.

      10.10 Option Agreement between the Company and James Lynch, dated August 3, 1998.

      10.11 Option Agreement between the Company and Harris Siskind, dated December 3, 1998.

      10.12 Option Agreement between the Company and James Hentzel, dated January 28, 1999.

      10.13 Form of Warrant to purchase (i) 7,500 shares of Common Stock issued to Belmer Partners, dated October 7, 1994,
                        (ii) 2,494 shares of Common Stock issued to Norman Meier, dated October 7, 1994 and (iii) 2,494 shares of Common Stock issued to Phylis Meier, dated October 7, 1994.

      EXHIBIT NO.       EXHIBIT

      10.14 Form of Warrant to purchase (i) 53,333 shares of Common Stock issued to Belmer Partners, dated January 25, 1995,
                        (ii) 28,538 shares of Common Stock issued to Norman Meier, dated January 25, 1995, (iii) 28,538 shares of Common Stock issued to Phylis Meier, dated January 25, 1995, (iv) 10,000 shares of Common Stock issued to Phylis Meier, dated March 24, 1995, (v) 15,429 shares of Common Stock issued to Bradley Meier, dated March 31, 1995, (vi) 120,000 shares of Common Stock issued to Norman Meier, dated July 21, 1995, (vii) 10,000 shares of Common Stock issued to Phylis Meier, dated July 31, 1995, (viii) 16,667 shares of Common Stock issued to Daniel Marino, dated August 11, 1995, (ix) 30,000 shares of Common Stock issued to Larry Martin, dated August 11, 1995, (x) 302,000 shares of Common Stock issued to Bradley Meier, dated August 11, 1995, related to loan,
                        (xi) 12,653 shares of Common Stock issued to Bradley Meier, dated August 11, 1995, related to salary conversion, (xii) 25,000 shares of Common Stock issued to Margaret Roell, dated August 11, 1995, (xiii) 25,000 shares of Common Stock issued to Sherman & Fischman, dated August 11, 1995, (xiv) 25,000 shares of Common
                        Stock  issued to Slatt & Lane,  dated  August 11,  1995,
                        (xv) 30,000 shares of Common Stock issued to John Walker, dated August 11, 1995, (xvi) 20,000 shares of Common Stock issued to Michael Pietrangelo, dated August 14, 1995, (xvii) 20,000 shares of Common Stock issued to Shephard Lane, dated October 11, 1995, (xviii) 10,000 shares of Common Stock issued to Slate & Lane, dated
                        October 11, 1995, (xix) 82,000 shares of Common Stock issued to Bradley Meier, dated October 11, 1995, (xx) 10,000 shares of Common Stock issued to Norman Meier, dated October 11, 1995, related to the August loan,
                        (xxi) 70,000 shares of Common Stock issued to Norman Meier, dated October 11, 1995, related to the October loan, (xxii) 15,000 shares of Common Stock issued to Lawrence Nusbaum, dated October 11, 1995, (xxiii) 15,000 shares of Common Stock issued to Margaret Roell, dated October 11, 1995, (xxiv) 20,000 shares of Common Stock issued to Sherman & Fischman, dated October 11, 1995,
                        (xxv) 30,000 shares of Common Stock issued to Norman Meier, dated November 8, 1995, (xxvi) 300,000 shares of Common Stock issued to Phylis Meier, dated March 1, 1996, (xxvii) 25,306 shares of Common Stock issued to Bradley Meier, dated March 1, 1996, (xxviii) 131,700 shares of Common Stock issued to Bradley Meier, dated December 3, 1996, (xxix) 500,000 shares of Common Stock issued to Roger Tichenor, dated February 14, 1997, (xxx) 500,000 shares of Common Stock issued to Lee Meier, dated February 14, 1997, (xxxi) 500,000 shares of Common Stock issued to Roger Tichenor, dated February 14, 1997, (xxxii) 500,000 shares of Common Stock issued to Lee

                        Meier, dated February 14, 1997, (xxxiii) 170,000 shares of Common Stock issued to Hermitage Capital Corp., dated December 23, 1997, (xxxiv) 20,000 shares of Common Stock issued to Amanda Bernardi, dated December 23, 1997,
                        (xxxv) 5,000 shares of Common Stock issued to Gonzalo Mocorrea, dated December 23, 1997, (xxxvi) 5,000 shares of Common Stock issued to Leroy Goldfarb, dated December 23, 1997, (xxxvii) 600,000 shares of Common Stock issued to Shephard Lane, dated January 16, 1998 and (xxxviii) 100,000 shares of Common Stock issued to Value Management, dated June 1, 1998.

      10.15 Warrant to purchase 1,250,000 shares of Common Stock issued to Joe DeAlessandro, dated May 14, 1997.

      10.16 Employment Agreement between the Company and Bradley Meier, dated August 11, 1999.

      11.1              Statement of Computation of Per Share Earnings.

      27.1              Financial Data Schedule.

            (b)  Reports on Form 8-K:  None.

                                  SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                UNIVERSAL HEIGHTS, INC.



Date: August 13, 1999                           /s/ Bradley I. Meier
                                                --------------------
                                                Bradley I. Meier, President

                                   EXHIBIT INDEX

      EXHIBIT NO.       EXHIBIT

      10.1 Form of Option Agreement to purchase (i) 45,000 shares of Common Stock issued to Bradley I. Meier, dated May 1, 1995, with an exercise price of $2.88 and (ii) 45,000 shares of Common Stock issued to Bradley I. Meier, dated May 1, 1995, with an exercise price of $3.88.

      10.2 Form of Option Agreement to purchase 21,500 shares of Common Stock issued to (i) Larry Martin, dated June 5, 1995 and (ii) John Walker, dated June 5, 1995.

      10.3 Form of Option Agreement to purchase 3,333 shares of Common Stock issued to (i) William Spaude, dated August 11, 1995, (ii) Amy Spaude Hambly, dated August 11, 1995 and (iii) Tod Spaude, dated August 11, 1995.

      10.4              Option grant to Jay Covington, dated October 12, 1995.

      10.5 Form of Option Agreement to purchase (i) 25,000 shares of Common Stock issued to Eric Snow, dated January 2, 1996, (ii) 10,000 shares of Common Stock issued to Eric Snow, dated July 2, 1996 and (iii) 5,000 shares of Common Stock issued to Janet Conde, dated August 15, 1996.

      10.6 Form of Option Agreement to purchase (i) 90,000 shares of Common Stock issued to Bradley Meier, dated May 1, 1996, (ii) 250,000 shares of Common Stock to Norman Meier, dated July 15, 1996, (iii) 50,000 shares of Common Stock issued to Craig Sherman, dated July 15, 1996, (iv) 1,500,000 shares of Common Stock issued to Bradley Meier, dated May 2, 1997, (v)
                        500,000 shares of Common Stock issued to Norman Meier, dated May 2, 1997 and (vi) 1,500,000 shares of Common Stock issued to Bradley Meier, dated May 2, 1997.

      EXHIBIT NO.       EXHIBIT

      10.7 Form of Option Agreement to purchase (i) 100,000 shares of Common Stock issued to Myron Orlinsky, dated July 15, 1996, (ii) 100,000 shares of Common Stock issued to Michael Pietrangelo, dated July 15, 1996, (iii) 100,000 shares of Common Stock issued to Sanford Grossman, dated July 15, 1996, (iv) 50,000 shares of Common Stock issued to Shephard Lane, dated July 15, 1996, (v) 50,000 shares of Common Stock issued to Margaret Roell, dated July 15, 1996, (vi) 250,000 shares of Common Stock issued to Bradley Meier, dated July 15, 1996, (vii) 500,000 shares of Common Stock issued to Bradley Meier, dated July 15, 1996, (viii) 250,000 shares of Common Stock issued to Bradley Meier, dated May 7, 1998, (ix) 500,000 shares of Common Stock issued to Norman Meier, dated May 7, 1998,
                        (x) 100,000 shares of Common Stock issued to Reed Slogoff, dated May 7, 1998, (xi) 100,000 shares of Common Stock issued to Joel Wilentz, dated May 7, 1998 and (xii) 100,000 shares of Common Stock issued to Irwin Kellner, dated May 7, 1998.

      10.8 Form of Option Agreement to purchase 100,000 shares of Common Stock issued to (i) Joel Wilentz, dated May 2, 1997, (ii) Reed Slogoff, dated May 2, 1997 and (iii) Irwin Kellner, dated May 2, 1997.

      10.9 Form of Option Agreement to purchase (i) 10,000 shares of Common Stock issued to Barry Goldstein, dated March 26, 1998, (ii) 10,000 shares of Common Stock issued to David Asher, dated March 28, 1998 and (iii) 15,000 shares of Common Stock issued to Robert Thomas, dated March 26, 1998.

      10.10 Option Agreement between the Company and James Lynch, dated August 3, 1998.

      10.11 Option Agreement between the Company and Harris Siskind, dated December 3, 1998.

      10.12 Option Agreement between the Company and James Hentzel, dated January 28, 1999.

      10.13 Form of Warrant to purchase (i) 7,500 shares of Common Stock issued to Belmer Partners, dated October 7, 1994,
                        (ii) 2,494 shares of Common Stock issued to Norman Meier, dated October 7, 1994 and (iii) 2,494 shares of Common Stock issued to Phylis Meier, dated October 7, 1994.

      EXHIBIT NO.       EXHIBIT

      10.14 Form of Warrant to purchase (i) 53,333 shares of Common Stock issued to Belmer Partners, dated January 25, 1995,
                        (ii) 28,538 shares of Common Stock issued to Norman Meier, dated January 25, 1995, (iii) 28,538 shares of Common Stock issued to Phylis Meier, dated January 25, 1995, (iv) 10,000 shares of Common Stock issued to Phylis Meier, dated March 24, 1995, (v) 15,429 shares of Common Stock issued to Bradley Meier, dated March 31, 1995, (vi) 120,000 shares of Common Stock issued to Norman Meier, dated July 21, 1995, (vii) 10,000 shares of Common Stock issued to Phylis Meier, dated July 31, 1995, (viii) 16,667 shares of Common Stock issued to Daniel Marino, dated August 11, 1995, (ix) 30,000 shares of Common Stock issued to Larry Martin, dated August 11, 1995, (x) 302,000 shares of Common Stock issued to Bradley Meier, dated August 11, 1995, related to loan,
                        (xi) 12,653 shares of Common Stock issued to Bradley Meier, dated August 11, 1995, related to salary conversion, (xii) 25,000 shares of Common Stock issued to Margaret Roell, dated August 11, 1995, (xiii) 25,000 shares of Common Stock issued to Sherman & Fischman, dated August 11, 1995, (xiv) 25,000 shares of Common
                        Stock  issued to Slatt & Lane,  dated  August 11,  1995,
                        (xv) 30,000 shares of Common Stock issued to John Walker, dated August 11, 1995, (xvi) 20,000 shares of Common Stock issued to Michael Pietrangelo, dated August 14, 1995, (xvii) 20,000 shares of Common Stock issued to Shephard Lane, dated October 11, 1995, (xviii) 10,000 shares of Common Stock issued to Slate & Lane, dated
                        October 11, 1995, (xix) 82,000 shares of Common Stock issued to Bradley Meier, dated October 11, 1995, (xx) 10,000 shares of Common Stock issued to Norman Meier, dated October 11, 1995, related to the August loan,
                        (xxi) 70,000 shares of Common Stock issued to Norman Meier, dated October 11, 1995, related to the October loan, (xxii) 15,000 shares of Common Stock issued to Lawrence Nusbaum, dated October 11, 1995, (xxiii) 15,000 shares of Common Stock issued to Margaret Roell, dated October 11, 1995, (xxiv) 20,000 shares of Common Stock issued to Sherman & Fischman, dated October 11, 1995,
                        (xxv) 30,000 shares of Common Stock issued to Norman Meier, dated November 8, 1995, (xxvi) 300,000 shares of Common Stock issued to Phylis Meier, dated March 1, 1996, (xxvii) 25,306 shares of Common Stock issued to Bradley Meier, dated March 1, 1996, (xxviii) 131,700 shares of Common Stock issued to Bradley Meier, dated December 3, 1996, (xxix) 500,000 shares of Common Stock issued to Roger Tichenor, dated February 14, 1997, (xxx) 500,000 shares of Common Stock issued to Lee Meier, dated February 14, 1997, (xxxi) 500,000 shares of Common Stock issued to Roger Tichenor, dated February 14, 1997, (xxxii) 500,000 shares of Common Stock issued to Lee

                        Meier, dated February 14, 1997, (xxxiii) 170,000 shares of Common Stock issued to Hermitage Capital Corp., dated December 23, 1997, (xxxiv) 20,000 shares of Common Stock issued to Amanda Bernardi, dated December 23, 1997,
                        (xxxv) 5,000 shares of Common Stock issued to Gonzalo Mocorrea, dated December 23, 1997, (xxxvi) 5,000 shares of Common Stock issued to Leroy Goldfarb, dated December 23, 1997, (xxxvii) 600,000 shares of Common Stock issued to Shephard Lane, dated January 16, 1998 and (xxxviii) 100,000 shares of Common Stock issued to Value Management, dated June 1, 1998.

      10.15 Warrant to purchase 1,250,000 shares of Common Stock issued to Joe DeAlessandro, dated May 14, 1997.

      10.16 Employment Agreement between the Company and Bradley Meier, dated August 11, 1999.

      11.1              Statement of Computation of Per Share Earnings.

      27.1              Financial Data Schedule.