Form 10QSB
period 1999-09-30
UNIVERSAL HEIGHTS INC
filed 1999-11-12
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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


        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---


        Number of shares of the Common Stock of Universal Heights, Inc issued and outstanding as of October 15, 1999: 14,672,604.

        Transitional Small Business Disclosure Format   Yes __   No  X
                                                                    ---

                             UNIVERSAL HEIGHTS, INC.
                             -----------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item  1.     Financial Statements
-------      --------------------

        The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)
                                     ASSETS
Debt securities held-to-maturity, at amortized cost
   (fair value of $2,534,260)                                         $2,620,780
Equity securities available for sale at fair value (cost of $233,166)    463,709
Cash and cash equivalents                                             10,623,819
Property, plant and equipment                                             87,184
Receivables:
   Reinsurance recoverable                                             7,054,920
   Premiums and other receivables                                      1,296,516
Deferred policy acquisition costs                                      1,937,170
                                                                       ---------
Total assets                                                         $24,084,098
                                                                     ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                            $2,153,849
Unearned premiums                                                     10,288,409
Accounts payable                                                         919,674
Other accrued expenses                                                 1,419,115
Accrued taxes, licenses and fees                                         200,000
Due to related parties                                                    52,232
                                                                          ------
Total liabilities                                                     15,033,279
                                                                      ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum
   liquidation preference of $1,419,700                                    1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
   14,672,604 shares issued and outstanding                              146,726
Additional paid-in capital                                            15,015,581
Accumulated other comprehensive income                                   230,543
Accumulated deficit                                                  (6,343,418)
                                                                     -----------
Total stockholders' equity                                             9,050,819
                                                                       ---------
Total liabilities and stockholders' equity                           $24,084,098
                                                                     ===========
The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                     For Nine Months Ended       For Three Months Ended
                                                     September    September 30,  September 30,  September 30,
                                                      30, 1999        1998              1999           1998
                                                          ----        ----              ----           ----
PREMIUMS EARNED AND OTHER REVENUES
    Premium income - net                              $5,209,931     $4,704,496     $1,641,903   $1,714,214
    Net investment income                                409,234        530,577        122,135      190,794
    Commission revenue                                   643,832              -        106,074            -
        Other income                                       5,068         50,328            364       49,754
                                                    -----------    ------------  -------------   ----------
               Total revenues                          6,268,065      5,285,401      1,870,476    1,954,762

OPERATING COST AND EXPENSES:
    Losses and loss adjustment expenses                2,221,804      2,377,901        846,754      749,087
    General and administrative expenses                2,473,036        700,303        510,162      545,993
                                                       ---------    -----------  -------------      -------
        Total operating expenses                       4,694,840      3,078,204      1,356,916    1,295,080

INCOME BEFORE INCOME TAXES                             1,573,225      2,207,197        513,560      659,682

Federal income tax provision                                   -        216,720              -      216,720
                                                    ------------        -------   ------------      -------
NET INCOME                                            $1,573,225     $1,990,477       $513,560     $442,962
                                                      ==========   ============       ========     ========

INCOME PER COMMON SHARE:
Basic
Net income                                              $   0.10     $     0.14       $   0.03  $      0.03
                                                        ========     ==========       ========  ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                  14,673,000     13,930,000     14,673,000   13,938,000
                                                    ============     ==========     ==========   ==========

INCOME PER COMMON SHARE:
Diluted
Net income                                              $   0.10       $   0.11       $   0.03     $   0.02
                                                        ========       ========       ========     ========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                                 15,823,000     17,391,000     15,930,000   17,949,000
                                                    ============     ==========     ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                  (Unaudited)

                                                      For Nine Months                    For Three Months
                                                           Ended                                Ended
                                                  September 30,     September 30,    September 30,   September 30,
                                                     1999               1998            1999             1998
                                                     ----               ----            ----             ----
NET INCOME                                         $1,573,225      $1,990,447          $513,560       $442,962

OTHER COMPREHENSIVE INCOME:
     Net unrealized gain on available-for-sale
       securities                                     204,474               -          (85,237)              -             -
                                                 ------------      ----------        ----------       --------
COMREHENSIVE INCOME                                $1,777,699      $1,990,477          $428,323       $442,962
                                                  ==========       ==========          ========     ==========






The accompanying notes to consolidated financial statements are an integral part of these statements


                                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                        For Nine Months Ended
                                                                   September, 30     September, 30
                                                                       1999              1998
                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income from continuing operations                                 $ 1,573,225       $ 1,990,477
     Add (deduct):
     Adjustments to reconcile income from continuing operations to cash provided by (used in) operations:
     Amortization and depreciation                                             ---            78,248
Net change in assets and liabilities relating to continuing operations:
     Prepaid reinsurance premiums                                        8,012,128        (5,126,186)
     Other receivables and deposits                                      (589,460)            193,183
     Reinsurance recoverable on losses                                 (5,635,766)        (1,433,554)
     Deferred policy acquisition costs                                   (450,158)        (1,066,179)
     Accounts payable                                                    (271,372)            690,116
     Accrued expenses                                                      (5,200)            907,953
     Accrued taxes, licenses and fees                                       75,000            155,000
     Unpaid losses and loss adjustment expenses                          (370,207)          2,875,108
     Unearned premiums                                                 (3,524,506)          9,850,961
     Due to/from related parties and other                               (115,670)          (357,105)

Net cash provided by (used in) operating activities                    (1,301,986)          8,758,022
                                                                       -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   40,173                ---
     Purchase of equity securities available-for-sale                          ---          (470,857)
     Proceeds from sale of equity securities available-for-sale            235,232                ---
     Purchase of debt securities held-to-maturity                      (1,692,414)        (2,481,986)
     Proceeds from maturities of debt securities held-to-maturity        1,143,186                ---
     Payments for notes receivable                                         250,000                ---
                                                                           -------         ----------

Net cash provided by (used in) investing activities                       (23,823)        (2,952,843)
                                                                          --------        -----------
                                                                          --------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Preferred stock dividend                                         (37,463)                ---
                                                                          --------        -----------

Net cash provided by (used in) financing activities                       (37,463)                  0
                                                                          --------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
EQUIVALENTS                                                            (1,363,272)          5,805,179

CASH AND CASH EQUIVALENTS, Beginning of Period                          11,987,091          1,172,418
                                                                        ----------          ---------

CASH AND CASH EQUIVALENTS, End of Period                              $ 10,623,819      $   6,977,597
                                                                      ============      =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

The Company continues to develop into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998 and became licensed by the Florida Department of Insurance on September 28, 1998 as the Company's wholly-owned Managing General Agent ("MGA"). Through the MGA, the Company has underwriting authority for third-party insurance companies. The MGA currently generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's and third party insurance products through the Company's distribution network and UPCIC. Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of Universal Heights, Inc. to solicit voluntary business and generate commission revenue. These two entities are the foundation of the Company's agency operations which generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A. Insurance Solutions, Inc., was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency. On August 31, 1998 World Financial Resources (Barbados) LTD. ("WFR") was incorporated as a subsidiary of the Company to participate in the international insurance and reinsurance markets.

In addition, Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly-owned managing general agent for life insurance products. The Company has also formed an independent claims adjusting company, Universal Adjusting Corporation ("UAC"), which was incorporated in Delaware on August 9, 1999. UAC currently adjusts Universal Property & Casualty Insurance Company claims in certain geographic areas. In the future, UAC plans to expand its authority to third-party insurance companies. The Company has also formed subsidiaries that expect to specialize in selling insurance via the Internet.

The use of the terms "plans to" and "expect to" indicate that these sentences are forward-looking statements that reflect the Company's current plans, all of which are in the early stages of implementation.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (continued)

The consolidated balance sheet of the Company, as of September 30, 1999, and the related consolidated statements of operations for the nine months ended September 30, 1999 and 1998 and cash flows for nine months ended September 30, 1999 and 1998 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, (continued) SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The effect of the initial adoption of SOP 97-3 is required to be reported in a manner similar to the reporting of a cumulative effect of a change in accounting principle. The adoption of SOP 97-3 did not currently impact the Company's financial condition or results of operations or cash flows.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which changes the effective date of SFAS No. 133 for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements.

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

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 2 - INSURANCE OPERATIONS (Continued)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and is servicing such policies. In addition, UPCIC has been renewing these policies as well as soliciting business actively in the open market through independent agents.

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At September 30, 1999, the Company recorded $10,288,409 in connection with unearned premiums.

Universal Property and Casualty Management, Inc., an outside management company, provides the Company with management and personnel for the subsidiary's underwriting, claims and financial requirements, together with support offices, equipment and services. The fees for such services for the nine months ended September 30, 1999 have been recorded at $768,367.

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

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of unearned ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At September 30, 1999, deferred policy acquisition costs amounted to $1,937,170.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 2 - INSURANCE OPERATIONS (Continued)

An allowance for uncollectible premiums receivable will be established when it becomes evident collection is doubtful. No allowance is deemed necessary at September 30, 1999.

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

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

Effective June 1, 1999, UPCIC revised and enhanced its reinsurance program. UPCIC entered into quota share and excess per risk agreements with Swiss Reinsurance America Corporation, rated A++ by A.M. Best. Under the quota share treaty, UPCIC currently cedes fifty percent of its gross written premiums, losses and loss adjustment expenses with a ceding commission of thirty-five percent. The Company has the option to retroactively increase the annual cession to 75% or retroactively reduce the cession to 45%. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

Effective June 1, 1999, under an excess catastrophe contract, UPCIC obtained coverage of $39,000,000 in excess of $2,000,000. UPCIC also obtained variable coverage of $2,000,000 in excess of the Company's 100-year probable maximum loss.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 3 - REINSURANCE (continued)

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund, which is estimated to be $45,300,000. In addition, in the event a hurricane were to decrease the limits of catastrophe cover, UPCIC purchased contingency coverage to replace the Florida Hurricane Catastrophe Cover for losses of $47,600,000 excess of $47,600,000 otherwise recoverable excess of $11,300,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

PREMIUMS:
                              Nine Months Ended                  Nine Months Ended
                              September 30, 1999                  September 30, 1998
                              -------------------                 ------------------

                      Written          Earned                     Written             Earned
                      -------          ------                     -------             ------
Direct          $11,821,024            $13,991,878        $   7,486,366           $   725,807
Assumed            (60,548)              1,293,137           13,589,998            10,499,596
Ceded           (8,572,846)           (10,075,084)         (11,643,093)           (6,520,907)
                -----------           ------------          -----------           -----------
Net              $3,187,630            $ 5,209,931         $  9,433,271           $ 4,704,496
                 ==========           ============         ============           ===========


OTHER AMOUNTS:

                                               September 30,                September 30,

                                               1999                         1998
                                              ----                         ----
Reinsurance recoverable on unpaid losses
  and loss adjustment expenses                  $    194,603             $  1,437,554
Unearned premiums reserve ceded                 $  1,502,205             $  5,122,186

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at September 30, 1999. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results
------  ------------------------------------------------------------------------
of Operations
-------------

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

        The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA had become a major provider of original and renewal insurance coverage for Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature approved a number of initiatives to depopulate the JUA, which resulted in policies being acquired by private insurers and provides additional incentives to private insurance companies to acquire policies from the JUA.

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

        The Florida Department of Insurance requires applicants to have a minimum capitalization of $5.3 million to be eligible to operate as an insurance company in the state of Florida. Upon being issued an insurance license, companies must maintain capitalization of at least $4 million. If an insurance company's capitalization falls below $4 million, then the company will be deemed out of compliance with DOI requirements, which could result in revocation of the participant's license to operate as an insurance company in the state of Florida. UPCIC's surplus at September 30, 1999 is $6,381,443.

        UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired through the JUA. UPCIC entered into agreements with the JUA whereby since February 1998 UPCIC assumed approximately 30,000 policies. These policies, as renewed, represent approximately $19,000,000 in estimated annual gross direct written premium revenues. In addition, UPCIC has received approximately $90 per policy in bonus incentive funds from the JUA for assuming the policies. The bonus funds must be maintained in an escrow account for three years. UPCIC must not cancel the policies from the JUA for this three year period at which point UPCIC will receive the bonus money.

        The Company continues to develop into a vertically integrated insurance holding company. The Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's newly formed agency operations which include Universal Florida Insurance Agency and U.S. Insurance Solutions, Inc. generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. Universal Risk Advisors, Inc., the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's and third party insurance products through the Company's distribution network and UPCIC. World Financial Resources (Barbados) Ltd. was formed to participate in the international insurance and reinsurance markets. Universal Risk Life Advisors, Inc. was formed to be the Company's managing general agent for life insurance products. The Company has also formed subsidiaries that will specialize in selling insurance via the Internet. In addition, the Company has formed an independent claims adjusting company, Universal Adjusting Corporation, which adjusts UPCIC claims in certain geographic areas.

FINANCIAL CONDITION

        Cash and cash equivalents at September 30, 1999 aggregated $10,623,819. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

        UPCIC expects that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At September 30, 1999, UPCIC's investments were comprised of $10,623,819 in cash and repurchase agreements, $2,620,780 in fixed maturity securities and $463,709 in equities.

        UPCIC does not expect to obtain additional policies from the JUA under the previous JUA take-out program. UPCIC has obtained approximately 30,000 policies from the JUA. UPCIC believes that this base of insurance business will provide opportunities for UPCIC to solicit renewals of premiums in future periods which, if obtained, would allow UPCIC to develop its insurance business. The renewal rate of policies acquired by UPCIC has been approximately seventy-five percent. UPCIC is also establishing relationships with insurance agents outside of the JUA program to write new business. UPCIC has been selling policies in the open market through these independent agents. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used by UPCIC when selecting policies from the JUA.

RESULTS OF OPERATIONS -NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBEr 30, 1998

        The operations for the nine months ended September 30, 1999 consist of the Company's newly started insurance business. The operations are not directly comparative to the previous period as there were no insurance operations until February 1998.

        Revenues   and   general   administrative    expenses   have   increased
significantly when compared to the prior period as a result of the development of the insurance company operations.

        Through September 30, 1999, the Company recognized revenues of $5,209,931, after reinsurance, on approximately 25,000 policies. See MD&A section entitled, "Financial Condition - Cash and Cash Equivalents" for a discussion of the short-term and long-term resources for the insurance subsidiary.

        The Company's investment income represents primarily interest income of $409,234 in cash and cash equivalents aggregating $10,623,819, fixed maturity securities aggregating $2,620,780 and equity securities aggregating $463,709 at September 30, 1999. Such funds for investing were received from advance premiums and from the Company's private offering.

        Loss and loss adjustment expenses for the nine months ended September 30, 1999 were $2,221,804. These costs relate to insurance claims incurred by UPCIC. General and administrative expenses were $2,473,036 as compared to $700,303 for the nine months ended September 30, 1998. General and administrative expenses have increased due to further development of the Company's insurance operations.

IMPACT OF THE YEAR 2000

        The Company's investment in enhanced technologies and implementation of new systems to better serve the insured is a continuing process. As part of this process, the Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners, including Universal P & C Management, Inc. where risk is concentrated in relation to year 2000 issues. As of March 31, 1999, the Company had completed efforts, which the Company believes, have brought its systems into compliance. The total cost incurred to modify existing systems was not material. The Company will continue to contact its business partners (including agents, banks, reinsurers and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action. In addition, the Company has established a contingency plan to address the worst case scenario of its outside management company incurring year 2000 problems. The most reasonably likely worst case scenario would potentially result in intermittent delays in processing premiums and claims.

                             UNIVERSAL HEIGHTS, INC.

                           PART II - OTHER INFORMATION


Item  1.    Legal Proceedings
-------     -----------------

        Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management all such matters are adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item  2.    Changes in Securities
-------     ---------------------

        None.

Item 3.     Defaults upon Senior Securities
------      -------------------------------
        None.


Item  4.    Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------
        None.


Item 5.     Other Information
------      -----------------
        None.


Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------
        None.

                                                  SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     UNIVERSAL HEIGHTS, INC.


Date: November 15, 1999                              /s/ Bradley I. Meier
                                                     ---------------------------
                                                     Bradley I. Meier, President

                             Universal Heights, Inc.

             Statement Regarding the Computation of Per Share Income

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income for the quarters ended September 30, 1999 and 1998.

                                           Nine Months Ended                   Nine Months Ended
                                            September 30, 1999                  September1998
                                            ------------------                  -------------
                                     Income                                               Income
                                    Available                                            Available
                                    to Common                           Per-Share      to Common                    Per -Share
                                    Stockholders         Shares         Amount        Stockholders      Shares        Amount
                                    ------------         ------         ---------     ------------      ------       -------
Net income                          $1,573,225                                        $1,990,477
 Less: Preferred stock dividends      (37,463)                                          (20,812)
                                      --------                                           -------
Income available to common
   stockholders                      1,535,762         14,673,000       $    0.10     $1,969,665        13,930,000    $0.14
                                                                                                                      =====

Effect of dilutive securities:

  Stock options and warrants              ---             582,000             ---                        2,893,000   (0.03)
   Preferred stock                     37,463             568,000             ---         20,812           568,000      ---
                                       ------             -------          ------         ------          --------   ------
Income available to common
  stockholders and assumed
   conversion                      $1,573,225          15,823,000         $  0.07     $1,990,477        17,391,000    $0.11
                                   ==========          ==========         ======      ==========        ==========    =====


Options and warrants totaling 9,625,000 and 6,686,000 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the nine months ended September 30, 1999 and 1998.

                                            Three Months Ended                 Three Months Ended
                                            September 30, 1999                  September 1998
                                            ------------------                  -------------
                                     Income                                               Income
                                    Available                                            Available
                                    to Common                           Per-Share      to Common                    Per -Share
                                    Stockholders         Shares         Amount        Stockholders        Shares      Amount
                                    ------------         ------         ---------     ------------        ------     -------
Net income                            $513,560                                        $442,962
 Less: Preferred stock dividends      (12,488)                                        (12,488)
                                      --------                                        -------
Income available to common
   stockholders                        501,072        14,673,000          $0.03       $430,474          13,938,000   $0.03
                                                                          =====                                      =====

Effect of dilutive securities:

  Stock options and warrants               ---           689,000            ---            ---           3,443,000   (0.01)
   Preferred stock                      12,488           568,000            ---         12,488             568,000      ---
                                        ------           -------         ------         ------          --------     ------
Income available to common
  stockholders and assumed
   conversion                         $513,560        15,930,000        $  0.03       $442,962           17,949,000   $0.02
                                    ==========        ==========        =======      ==========          ==========   =====




Options and warrants totaling and 9,518,000 and 7,385,000 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the three months ended September 30, 1999 and 1998.

Data Schedule
Form 10-QSB                                                          EXHIBIT 27
Universal Heights, Inc.
September 30, 1999

    -------------------------------------------------- --------------------
    PERIOD-TYPE                                        9 Months Ended
    -------------------------------------------------- --------------------
    FISCAL-YEAR-END                                    DEC. 31, 1999
    -------------------------------------------------- --------------------
    PERIOD START                                       JAN. 1,    1999
    -------------------------------------------------- --------------------
    PERIOD END                                         SEPT. 30, 1999
    -------------------------------------------------- --------------------
    CASH                                               10,623,819
    -------------------------------------------------- --------------------
    SECURITIES                                         3,084,489
    -------------------------------------------------- --------------------
    RECEIVABLES                                        8,351,436
    -------------------------------------------------- --------------------
            ALLOWANCES                                 0
    -------------------------------------------------- --------------------
            INVENTORY                                  0
    -------------------------------------------------- --------------------
    CURRENT-ASSETS                                     1,937,170
    -------------------------------------------------- --------------------
      PP&E                                             87,184
    -------------------------------------------------- --------------------
            DEPRECIATION                               0
    -------------------------------------------------- --------------------
    TOTAL-ASSETS                                       24,084,098
    -------------------------------------------------- --------------------
    CURRENT LIABILITIES                                15,033,279
    -------------------------------------------------- --------------------
            BONDS                                      0
    -------------------------------------------------- --------------------
            PREFERRED-MANDATORY                        0
    -------------------------------------------------- --------------------
      PREFERRED STOCK                                  1,387
    -------------------------------------------------- --------------------
    -------------------------------------------------- --------------------
    COMMON STOCK                                       146,726
    -------------------------------------------------- --------------------
    OTHER STOCKHOLDER'S EQUITY                         8,902,706
    -------------------------------------------------- --------------------
    TOTAL-LIABILITY-AND-EQUITY                         24,084,098
    -------------------------------------------------- --------------------
    SALES                                              5,209,931
    -------------------------------------------------- --------------------
    TOTAL-REVENUE                                      6,268,065
    -------------------------------------------------- --------------------
            COST OF GOODS SOLD                         0
    -------------------------------------------------- --------------------
            TOTAL-COSTS                                0
    -------------------------------------------------- --------------------
    OTHER-EXPENSES                                     4,694,840
    -------------------------------------------------- --------------------
            LOSS-PROVISION                             0
    -------------------------------------------------- --------------------
            INTEREST-EXPENSE                           0
    -------------------------------------------------- --------------------
    INCOME-PRETAX                                      1,573,225
    -------------------------------------------------- --------------------
    INCOME TAX                                         0
    -------------------------------------------------- --------------------
    INCOME-CONTINUING                                  1,573,225
    -------------------------------------------------- --------------------
            DISCONTINUED                               0
    -------------------------------------------------- --------------------
            EXTRAORDINARY                              0
    -------------------------------------------------- --------------------
            CHANGES                                    0
    -------------------------------------------------- --------------------