Form 10KSB
period 1999-12-31
UNIVERSAL HEIGHTS INC
filed 2000-03-30
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
    1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                        COMMISSION FILE NUMBER 0-20848

                           UNIVERSAL HEIGHTS, INC.
                (Name of small business issuer in its charter)

      DELAWARE                                         65-0231984
(State or other  jurisdiction                          (I.R.S.  Employer
incorporation or or organization)                      Identification No.)

      2875 N.E. 191ST STREET, SUITE 400A
      MIAMI, FLORIDA                                     33180
(Address of principal executive offices)              (Zip Code)

Company's telephone number, including area code: (305) 792-4200

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuers revenues for its most recent fiscal year: $8,779,195

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 1999: $18,493,230

      State the number of shares of Common Stock of Universal Heights, Inc. issued and outstanding as of March 1, 1999: 14,794,584



              Transitional Small Business Disclosure Format: YES     NO  X

                                     PART I

ITEM  1.     DESCRIPTION OF BUSINESS

THE COMPANY--

      Universal Heights, Inc. ("UHTS" or the "Company") was originally organized in 1990. In April 1997, the Company organized a subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), as part of its strategy to take advantage of what management believed to be profitable business and growth opportunities in the marketplace. UPCIC was formed to participate in the transfer of homeowner insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA"). The Company has since evolved into a vertically integrated insurance holding company which, through its various subsidiaries, covers substantially all aspects of its insurance underwriting, distribution and claims process.

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

      The Takeout Program was attractive because it provided both substantial regulatory and financial incentives to private insurer participants. On the regulatory side, participants are exempt from assessments by the DOI for the state's emergency insurance coverage programs for a period of three years. On the financial side, Takeout Program participants receive a bonus payment based upon the number of policies taken out of the JUA portfolio. Through December 31, 1999, UPCIC has received bonus payments of approximately $2,700,000 based upon a portfolio takeout of approximately 30,000 policies. Bonus payments must be held in escrow for three years. After the three-year period, if certain conditions are met, including maintaining a minimum number of policies, UPCIC will have unrestricted use of the bonus payments. In addition, UPCIC will have investment income from the bonus payments that will also be available at the end of the three years. These bonus payments will not be included in the Company's assets until receipt at the end of the three-year period. To date, the Company has substantially complied with requirements related to the bonus payments.

      UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired from the JUA. The insurance business acquired from the JUA provided a base for renewal premiums. Approximately 65% of these policies subsequently renewed with the Company. Through renewal of the JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 31,000 homeowners' insurance policies covering homes and condominium units.

      The Company's primary product is homeowners insurance. The Company's criteria for selecting insurance policies includes the use of specific policy forms, limitations on coverage amounts on buildings and contents, acceptance of policies with low frequency of claims, and required compliance with local building codes. UPCIC's portfolio at December 31, 1999 includes approximately 20,800 policies with coverage for wind risks and 7,700 policies without wind risk. The average wind premium is approximately $850 and the average ex-wind premium is approximately $520. Approximately 41% of the policies are located in Dade, Broward and Palm Beach counties.

OPERATIONS

      All underwriting, rating, policy issuance and administration functions for UPCIC are performed by Universal Property and Casualty Management, Inc. ("Universal Management"), an outside management company, pursuant to a management agreement. Universal Management is a wholly-owned subsidiary of American European Group, Inc. ("AEG"), a Delaware insurance holding company. Universal Management and AEG both employ Joseph DeAlessandro as a senior officer and director. Mr. DeAlessandro has over 40 years of experience in the insurance industry having served as a senior executive with a number of insurance companies, including American International Group, Travelers Insurance Group and its subsidiary, Gulf Insurance Company.

      Claims handling functions for UPCIC were initially administered by an independent claims adjustment firm licensed in Florida that is nationally recognized as experts in claims adjusting and have catastrophe response capabilities. UPCIC retained oversight of claims administration by imposing specified limits of claims settlement authority and by conducting regular audits of claims practices. During 1999, the Company formed Universal Adjusting Corporation, a wholly-owned subsidiary, which is initially performing claims adjustment in certain geographic areas as well as managing independent claims adjustment firm utilized by the Company. This gives the Company greater command over its loss control and expenditures.

      The earnings of UPCIC from policy premiums are supplemented by the generation of investment income from investment policies adopted by the Board of Directors of UPCIC. UPCIC's principal investment goals are to maintain safety and liquidity, enhance equity values and achieve an increased rate of return consistent with regulatory requirements.

      In an effort to further grow its insurance operations, in 1998 UPCIC began to solicit business actively in the open market through independent agents. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS).

MANAGEMENT OPERATIONS

      The Company continues to develop into a vertically integrated insurance holding company performing various aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc., the Company's wholly-owned Managing General Agent ("MGA")., was incorporated in Florida on July 2, 1998 and became licensed by the DOI on September 28, 1998. Through the MGA, the Company has underwriting and claims authority for UPCIC as well as third-party insurance companies. In addition, Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly-owned managing general agent for life insurance products. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC's as well as third party insurance products through the Company's distribution network. The Company markets and distributes UPCIC's products and services primarily in Florida, through a network of approximately 860 active independent agents. The Company believes that it can be distinguished from its competitors by providing quality service to both its agents and insureds.

AGENCY OPERATIONS

      Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of the Company, to solicit voluntary business. These two entities are the foundation of the Company's agency operations which seek to generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A. Insurance Solutions Inc., was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency.

DIRECT SALES OPERATIONS

      The Company has formed two subsidiaries, both internet start-up companies, that will specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services, Inc. and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com Insurance & Financial Services, Inc. will be an internet insurance company while Tigerquote.com Insurance Solutions, Inc. will be a network of internet insurance agencies. To date, agencies have been established in Pennsylvania, Texas, Arizona, Nevada, Oregon, Washington and California. Separate legal entities are being formed for each state and will be governed by the respective states' department of insurance.

OTHER OPERATIONS

      On August 31, 1998 World Financial Resources (Barbados) LTD. ("WFR") was incorporated as a subsidiary of UHTS to participate in the international insurance and reinsurance markets. The Company has also formed a claims adjusting company, Universal Adjusting Corporation, which was incorporated in Delaware on August 9, 1999. Universal Adjusting Corporation currently has claims authority for Universal Property & Casualty Insurance Company claims.

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

LIMITED INSURANCE COMPANY OPERATING HISTORY

      UPCIC was incorporated in April 1997 and began operations in February 1998. Accordingly, UPCIC did not generate significant revenue until the second quarter of 1998 when it had completed the acquisition of, and received premiums for, the majority of the policies that it now services. UPCIC's growth to date may not be an accurate indication of future results of operations in light of UPCIC's short operating history, the competitive nature of the insurance industry, and the effects, if any, of seasonality on UPCIC's results of operations.

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

ADEQUACY OF RESERVES

      The reserves for losses and loss adjustment expenses periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of reserves for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC's reserve estimates. In the case of UPCIC, this uncertainty is compounded by UPCIC's limited historical claims experience. UPCIC relies on industry data and JUA data, as well as the expertise and experience of key individuals and service providers referenced herein, in an effort to establish accurate estimates and adequate reserves. Furthermore, factors such as storms and weather conditions, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC's future loss experience. Accordingly, there can be no assurance that UPCIC's reserves will be adequate to cover ultimate loss developments. UPCIC's profitability and financial condition could be adversely affected to the extent that its reserves are inadequate.

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

COMPETITION

      The insurance industry is highly competitive and many companies currently write homeowners property and casualty insurance. Additionally, the Company and its subsidiaries must compete with companies that have greater capital resources and longer operating histories. Increased competition from other insurance companies could adversely affect the Company's ability to do business profitably. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and high quality service to its agents and insureds.

EMPLOYEES--

      As of March 1, 2000, the Company had 24 employees. None of the Company's employees is represented by a labor union. The Company has an employment agreement with its President and Chief Executive Officer. See "Executive Compensation--Employment Agreement."

ITEM  2.    DESCRIPTION OF PROPERTY

      The Company leases approximately 1,300 square feet of office space for its corporate headquarters in North Miami Beach, Florida under a three-year lease expiring April 30, 2001. The Company leases approximately 1,500 square feet of office space in Hallandale, Florida under a three-year lease expiring January 5, 2002, to operate its MGA. The Company also leases approximately 600 square feet of office space in its Ormond Beach agency operation under a lease expiring
April 30, 2000. In addition, the Company has leased offices for its internet insurance agencies on a month to month basis in executive office suites located in various states.


ITEM  3.    LEGAL PROCEEDINGS

      Certain lawsuits have been filed against the Company. In the opinion of management, none of these lawsuits (1) involve claims for damages exceeding 10% of the current assets of the Company, (2) involve matters that are not routine litigation incidental to the business, (3) involve bankruptcy, receivership, or similar proceeding, (4) involve material federal, state, or local environmental laws, involve damages claim for more than 10% of the current assets of the Company, or potentially involve more than $100,000 in sanctions and a governmental authority is a party, or (5) are material proceedings to which any director, officer, affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.


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



 YEAR ENDED DECEMBER 31, 1998            HIGH           LOW
 ----------------------------            ----           ---

    First Quarter                        $1.31         $0.69
    Second Quarter                        2.31          1.00
    Third Quarter                         2.06          1.00
    Fourth Quarter                        1.13          0.63

 YEAR ENDED DECEMBER 31, 1999
 ----------------------------

    First Quarter                        $1.25         $0.70
    Second Quarter                        1.19          0.88
    Third Quarter                         1.25          0.88
    Fourth Quarter                        1.81          0.94

      At March 1, 2000, there were 51 shareholders of record of the Company's Common Stock. There were 344 beneficial owners of its Common Stock. In addition, there were three shareholders of the Company's Series A and Series M Preferred Stock ("Preferred Stock").

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

      Applicable provisions of the Delaware General Corporation Law may affect the ability of the Company to declare and pay dividends on its Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Moreover, the ability of the Company to pay dividends, if and when its Board of Directors determines to do so, may be restricted by regulatory limits on the amount of dividends which UPCIC is permitted to pay the Company. Pursuant to a Consent Order ("Consent Order") issued in conjunction with the Company's authorization to underwrite homeowners insurance, during the first four years of operations, UPCIC shall pay only those dividends which have been approved in advance in writing by the DOI.

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

OVERVIEW

       UPCIC's application to become a Florida licensed property and casualty insurance company was filed with the DOI on May 14, 1997 and approved on October 29, 1997. UPCIC's proposal to begin operations through the acquisition of homeowner insurance policies issued by the JUA was approved by the JUA on May 21, 1997, subject to certain minimum capitalization and other requirements. One of the requirements imposed by the DOI was to limit the number of policies UPCIC could assume from the JUA to 30,000.

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

       The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiaries has sought to position itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

       The Company entered into an agreement with the JUA whereby during 1998, UPCIC assumed approximately 30,000 policies from the JUA. In addition, UPCIC has received approximately $90 per policy in bonus incentive funds from the JUA for assuming the policies. The bonus funds must be maintained in an escrow account for three years. These bonus payments will not be included in the Company's assets until receipt at the end of the three year period. UPCIC must not cancel the policies from the JUA for this three-year period at which point UPCIC will receive the bonus funds. To date, the Company has substantially complied with requirements related to the bonus payments.

       The Company expects that premiums from renewals and new business will be sufficient to meet the Company's working capital requirements beyond the next twelve months. The primary use of the Private Offering was to provide cash needed for the capitalization of UPCIC.

             UPCIC does not expect to obtain additional policies from the JUA. The policies obtained from the JUA provided the opportunity for UPCIC to solicit future renewal premiums. Approximately 65% of the policies obtained from the JUA subsequently renewed with the Company. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 31,000 homeowners insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting inland marine and personal umbrella liability policies in the future. Any such program will require DOI approval. See "Factors Affecting Operation Results and Market Price of Stock - COMPETITION" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 AND YEAR ENDED DECEMBER 31, 1998.


      Gross premiums written decreased 33.4% to $21,837,777 for the year ended December 31, 1999 from $32,811,092 for the year ended December 31, 1998. The decrease in gross premiums written is primarily attributable to policies assumed from the JUA as part of the Takeout Program that did not renew with the Company. Approximately 65% of the policies assumed from the JUA renewed with the Company. The Company's commencement to solicit business in the open market through independent agents offset some of the policies that did not renew. Subsequent to year end, continued efforts have resulted in the policy count exceeding the approximately 30,000 level which was the number originally assumed from the JUA.

      Net premiums written decreased 51.0% to $6,608,597 for the year ended December 31, 1999 from $13,489,845 for the year ended December 31, 1998. The decrease in rates for gross and net premiums written reflects the impact of reinsurance since $15,229,180 or 69.7% of premiums written were ceded to reinsurers for the year ended December 31, 1999 as compared to $19,321,247 or 58.9% for the year ended December 31, 1998. Net premiums written decreased at a higher rate than gross premiums as a result of the costs of the reinsurance program relative to the smaller premium base in 1999 as well as due to the fact the catastrophe reinsurance program was not required and was not put in place until June 1, 1998 while it was in place for the entire year ended December 31, 1999.

      Net premiums earned decreased 11.8% to $6,782,476 for the year ended December 31, 1999 from $7,689,058 for the year ended December 31, 1998.

      Commission income increased 64.4% to $1,365,811 for the year ended December 31, 1999 from $831,007 for the year ended December 31, 1998. Commission income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily due to the fact the managing general agent did not commence operations until the fourth quarter of 1998.

      Investment income consists of net investment income and net realized gains (losses). Investment income decreased 5.3% to $630,908 for the year ended December 31, 1999 from $664,529 for the year ended December 31, 1998.

      Losses and loss adjustment expenses ("LAE") incurred increased 17.8% to $3,864,309 for the year ended December 31, 1999 from $3,176,538 for the year ended December 31, 1998 as compared to net premiums earned which decreased 11.8% to $6,782,476 for the year ended December 31, 1999 from $7,689,058 for the year ended December 31, 1998. The Company's loss ratio, in accordance with GAAP, for the year ended December 31, 1999 was 60.0% compared to 41.3% for the year ended December 31, 1998. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. Because the loss ratio is dependent on net premiums earned and the fact that the ratio of net premiums earned over gross premiums written increased to 31.1% for the year ended December 31, 1999 from 23.4% for the year ended December 31, 1998, the loss ratio increased compared to the increase in the ratio of net premiums earned to gross premiums written. Additionally, during 1999, Florida experienced one windstorm catastrophe which resulted in losses. As a result of this storm, the Company incurred approximately $800,000 in losses prior to reinsurance and $400,000 net of reinsurance. These losses resulted in 5.9% of the 1999 loss ratio. Except for these claims, the Company believes that the severity and frequency of claims remained relatively stable for the years under comparison.

      Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's catastrophe management strategies will reduce the severity of future losses, UPCIC continues to be exposed to similar or greater catastrophes.

      General and administrative expenses decreased 3.6% to $3,739,443 for the year ended December 31, 1999 from $3,875,688 for the year ended December 31, 1998. This was partially due to the higher ceding commission obtained in 1999 to offset expenses on the Company's quota share reinsurance contract.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of capital are premium revenues and investment income.

       For the year ended December 31, 1999, cash flows from operating activities were $4,863,491, and operating cash flow is expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities.

       The  Company  believes  that  its  current  capital   resources  will  be
sufficient to support current operations and expected growth for at least 24 months.

       The balance of cash and cash equivalents at December 31, 1999 is $16,272,982. This amount along with readily marketable debt and equity securities aggregating $3,308,058 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1 million up to the 100 year PML which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

       To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. The Company is also required to adhere to prescribed premium-to-capital surplus ratios. The Company is in compliance with these requirements.

       The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. Pursuant to the Consent Order issued to UPCIC, during UPCIC's first four years of operations, any dividend would require DOI approval.

       The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital requirements ("RBC"). RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 1999, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of the amount which would require any form of regulatory action. Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. UPCIC's statutory capital and surplus was $5,469,308 as of December 31, 1999 and $5,597,951 as of December 31, 1998. Statutory net income (loss) was ($276,339) for the year ended December 31, 1999 and $244,704 for the year ended December 31, 1998.

IMPACT OF INFLATION AND CHANGING PRICES

       The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

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

YEAR 2000

      The Company did not experience any interruptions or disruptions relating to the year 2000. Although additional issues may arise, the Company will evaluate the impact on its business, results of operations and financial conditions and, if material, make the necessary disclosures and take appropriate remedial action.

ITEM 7. FINANCIAL STATEMENTS

       The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-25.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT AND KEY EMPLOYEES

      The directors and executive officers of the Company as of December 31, 1999 are as follows:

         NAME                 AGE               POSITION
         ----                 ---               --------

Bradley I. Meier               32         President,  Chief  Executive  Officer,
                                          Assistant Secretary and Director
Norman M. Meier                61         Director
Irwin I. Kellner               61         Director
Reed J. Slogoff                31         Director
Joel M. Wilentz                66         Director

   BRADLEY I. MEIER has been President and Chief Executive Officer of the Company and a Director since its inception in November 1990. Since the formation of UPCIC in April 1997, he has served as President of UPCIC. From September 1986 until May 1990, he was a student at the University of Pennsylvania's Wharton School of Business, from which he graduated in 1990 with a B.S. in Economics.

   NORMAN M. MEIER has been a Director of the Company since July 1992. From December 1986 until January 2000, Mr. Meier was President, Chief Executive Officer and a Director of Columbia Laboratories, Inc., a publicly-traded corporation engaged in the development, registration, manufacture and sale of pharmaceutical products. From 1971 to 1977, Mr. Meier was Vice President of Sales and Marketing for Key Pharmaceuticals ("Key"), a company which had been engaged in the marketing and sales of pharmaceuticals until its sale to Schering-Plough Corporation in June 1986. From 1977 until June 1986, Mr. Meier served as a consultant to Key. Mr. Meier is currently Chairman Emeritus of the Board of Directors of Columbia Laboratories, Inc.

   IRWIN L. KELLNER has been a Director of the Company since March 1997. Since March 1997, Dr. Kellner has been chief economist for CBS MarketWatch, the leading interactive financial news Web site, as well as president of Kellner Economic Advisers, a business and financial consulting firm. From 1996 through February 1997, Dr. Kellner was the Chief Economist for Chase Manhattan's

Regional Bank. From 1991 to 1996, Dr. Kellner held the same position with Chemical and Manufacturers Hanover, Chase's predecessor organizations. Dr. Kellner had been employed by the bank since 1970.

   Dr. Kellner sits on a number of corporate boards, among them, Claire's Stores, Inc., DataTreasury Corporation, International Bioimmune Systems and Universal Heights. He belongs to many pro bono boards, including the North Shore Health System, the Don Monti Memorial Research Foundation, the Long Island Venture Group, the Nassau County Council of the Boy Scouts of America and the
Variety Pre-Schooler's Workshop. In academia, he is a member of the board of advisers of Touro College's School of Health Sciences and the Greenwich Institute for American Education.

   In the public sector, Dr. Kellner serves on the New York State Comptroller's Economic Advisory Committee. Previously, he was a member of New York City's Economists Roundtable, the New York District Advisory Council of the Small Business Administration, Region II, and the Long Island Regional Transportation Advisory Committee of the New York State Senate.

    Dr. Irwin L. Kellner holds the Augustus B. Weller Distinguished Chair of Economics at Hofstra University, and is the author of Hofstra University's
Economic   Report.   Dr.   Kellner  also   belongs  to  several   professional
organizations. A past president of the Forecasters Club of New York and governor of the Money Marketeers, he also served as president of the New York Association of Business Economists -- the largest economic organization in New York. Among his other professional membership are the American Economic Association, American Statistical Association, and the National Association for Business Economics.

   REED J. SLOGOFF has been a Director of the Company since March 1997. Mr. Slogoff is associate counsel to Entercom Communications Corp., a publicly traded corporation engaged in the radio broadcasting industry. Prior to joining the Entercom management team, Mr. Slogoff was in the business and finance department of the Philadelphia office of the law firm of Dilworth, Paxson where he practiced mergers and acquisitions, corporate finance and real estate. Mr. Slogoff received a B.A. with honors from the University of Pennsylvania in 1990, and received a J.D. from the University of Miami School of Law in 1993.

   JOEL M. WILENTZ has been a Director of the Company since March 1997. Since 1970, Dr. Wilentz has been employed by Dermatology Associates in Hallandale, Florida.

   Except for Norman M. Meier and Bradley I. Meier, who are father and son, respectively, there are no immediate family relationships among the Company's executive officers and directors.

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


                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                               -------------------

                                                                    Long-Term Compensation
Name and                Year Ended                                    Securities Underlying
PRINCIPAL POSITION      DECEMBER 31,   SALARY                BONUS                   OPTIONS
------------------      ------------   -------               -----                   -------

Bradley I. Meier         1999         $257,800            $40,000                    775,000
President and CEO        1998          250,000             66,215                    250,000
                         1997          250,000                -0-                  1,750,000

James M. Lynch           1999          113,000             15,000                     45,000
Vice President and CFO


             OPTION/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS

                           Number of
                           Securities       % of Total Options
                           Underlying       Granted to
                           Options           Employees in             Exercise or Base
NAME                        GRANTED           FISCAL YEAR                PRICE              EXPIRATION
DATE                        -------           -----------                -----              ----------
----
Bradley I.  Meier           150,000            75%                       $1.25                     2009
                            625,000*           95%                        $0.50                    2009

James M. Lynch               25,000            13%                        $1.25                    2009
                             20,000*           3%                         $0.50                    2009

*Options Granted Under Tigerquote.com Non-Qualified Stock Option Plan in
 January 2000



AGGREGATED OPTION EXERCISES AND OPTION VALUES FOR THE YEAR ENDED DECEMBER 31,
1999



                                    NUMBER OF SECURITIES                     NUMBER OF UNEXERCISED
                                   UNDERLYING UNEXERCISED                         IN-THE-MONEY
                     SHARES              OPTIONS AT                                 OPTIONS
                   ACQUIRED ON       DECEMBER 31, 1999                         DECEMBER 31, 1999
NAME                EXERCISE          VALUE REALIZED         EXERCISABLE         UNEXERCISABLE         UNEXERCISABLE    EXERCISABLE
-------------      -----------        -------------          -----------         -------------         -----------      -----------

Bradley I.              --                 --                  775,000                 --                   --              --
Meier

James M. Lynch          --                 --                   45,000                 --                   --              --



EMPLOYMENT AGREEMENT

       As of August 11, 1999, the Company entered into a four-year employment agreement with Bradley I. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year which shall be increased by 5% each year beginning with the first anniversary of the effective date. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier will be entitled to a bonus equal to 3% of pretax profits up to $5 million and 4% of pretax profits in excess of $5 million. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. In addition, the agreement shall be extended automatically for one year at each anniversary at the option of Mr. Meier. Under the terms of the employment agreement dated May 1, 1997, Mr. Meier was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.06 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       As of March 1, 2000, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:


                                        SHARES, NATURE OF INTEREST AND
NAME OF BENEFICIAL OWNER (1)          PERCENTAGE OF EQUITY SECURITIES (2)
----------------------------          -----------------------------------

Bradley I. Meier (3)                   5,473,484                   25.6%
Norman M. Meier (4)                    2,540,624                   11.9%
Irwin L. Kellner (5)                     220,000                    1.0%
Reed J. Slogoff (6)                      220,000                    1.0%
Joel M. Wilentz (7)                      220,000                    1.0%
James M. Lynch     (8)                    75,000                    0.5%
Officers and directors as a group
 (5 people) (9)                        8,749,108                   41.0%

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned by them. The address for each director is 2875 N.E. 191st Street, Suite 400A Miami, FL 33180.

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

(3) Consists of (i) (a) 962,829 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at at an exercise price of $9.00, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase 90,000 shares at an exercise price of $1.13 per share and options to purchase 500,000 shares at $1.25 per share, (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75, warrants to purchase 339,959 shares at an exercise price of $3.00 per share, warrants to purchase 82,000 shares of Common Stock at $1.00 and warrants to purchase 131,700 shares of Common Stock at a price of $.75 per share, (d) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock, (e) options to purchase 250,000 shares of Common Stock at $1.06 per share which vested on November 2, 1997, (f) options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1997 granted pursuant to Mr. Meier's employment agreement, options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1998 granted pursuant to Mr. Meier's employment agreement and options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1999 granted pursuant to Mr. Meier's employment agreement and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, a Florida general partnership ("Belmer"), of which Mr. Meier is a general partner, (g) options to purchase 250,000 shares of Common Stock at an exercise price of $1.63 per share. (h) options to purchase 150,000 shares of Common Stock at $1.25 per share which vested on December 23, 1999. Excludes options to purchase 625,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Also excludes all securities owned by Norman Meier and Phyllis Meier, Mr. Meier's father and mother, respectively. Includes 416,666 and 250,000 shares owned by Lynda Meier and Eric Meier, respectively, who are the sister and brother, respectively, of Bradley I. Meier, which shares are subject to proxies granting voting rights for such shares to Bradley I. Meier. Mr. Meier is the President, Chief Executive Officer and a Director of the Company.

(4) Consists of (i) (a) 457,371 shares of Common Stock, (b) options to purchase 3,750 shares of Common Stock at an exercise price of $12.50 per share, and options to purchase 3,750 shares of Common Stock at an exercise price of $9.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $1.25, (c) warrants to purchase 3,082 shares of Common Stock at an exercise price of $22.00 per share, warrants to purchase 2,494 shares of Common Stock at an exercise price of $4.25 per share, warrants to purchase 28,538 shares of Common Stock at an exercise price of $1.50 per share, warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.00 and warrants to purchase 110,000 shares of Common Stock at an exercise price of $1.00, (d) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock owned by such person, (e) options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on November 2, 1997, and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner, (f) options to purchase 500,000 shares of Common Stock at an exercise price of $1.63 per share. Also (g) options to purchase 75,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 100,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Excludes all securities owned by Bradley Meier or Phyllis Meier. Mr. Meier is a Director of the Company, the father of Bradley Meier, the President of the Company and the former spouse of Phyllis Meier.

(5) Consists of options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share, options to purchase 100,000 shares of Common Stock at an exercise price of $1.63 per share and options to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Dr.
       Kellner is a Director of the Company.

(6) Consists of options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share, options to purchase 100,000 shares of Common Stock at an exercise price of $1.63 per share and options to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Mr. Slogoff is a Director of the Company.

(7) Consists of options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share, options to purchase 100,000 shares of Common Stock at an exercise price of $1.63 per share and options to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Mr. Wilentz is a Director of the Company.

(8) Consists of options to purchase 50,000 shares of Common Stock at an exercise price of $1.87 per share and options to purchase 25,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Mr. Lynch is Vice President and Chief Financial Officer of the Company.

(9)    See footnotes (1) - (8) above

As of March 1, 2000, the following table sets forth information regarding the number and percentage of Common Stock held by all persons who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                 Number of Shares
NAME AND ADDRESS                BENEFICIALLY OWNED      PERCENT OF CLASS (1)(2)
----------------                ------------------      -----------------------

Phyllis R. Meier (3)                  996,426                    6.4%
C/o Universal Heights, Inc.
2875 N.E. 191st Street,
Suite 400A
Miami, Florida 33180

Belmer Partners (4)                   271,701                    1.7%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      All, underwriting, rating, policy issuance and administration functions are performed for UPCIC by Universal Property & Casualty Management, Inc. pursuant to a Management Agreement dated June 2, 1997 ("Management Agreement") and Addenda thereto dated June 12, 1997 and June 1, 1998 ("Addenda"). Universal Management is a wholly-owned subsidiary of American European Group, Inc., a Delaware insurance holding company. Universal Management and AEG both employ UPCIC's CEO as a senior officer and director. During the years ended December 31, 1999 and 1998, UPCIC incurred administrative costs to Universal Management of $1,426,574 and $751,920 respectively.

       On August 31, 1998 the Company loaned Norman M. Meier, a director of the Company, $250,000 in the form of a 10% promissory note due on or before March 1, 1999. The note was collateralized by publicly traded stock valued in excess of the note. The note and accrued interest were repaid in March 1999.

      As of December 31, 1999, corporate counsel held $290,000 in trust, for the benefit of the Company, which funds were placed in trust in connection with a dispute involving a Company director and an unrelated entity. These funds are included in the Company's assets as of December 31, 1999.

       Transactions between the Company and its affiliates are on terms no less favorable to the Company than can be obtained from third parties on an arms' length basis. Transactions between the Company and any of its executive officers or directors require the approval of a majority of disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1   Registrant's Restated Amended and Restated Certificate of Incorporation(1)
3.2   Registrant's Bylaws(1)
3.3 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997. (2)
4.1   Form of Common Stock Certificate(1)
4.2   Form of Warrant Certificate(1)
4.3   Form of Warrant Agency Agreement(1)
4.4   Form of Underwriter Warrant(1)
4.5   Affiliate Warrant(1)
4.6 Form of Warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share issued to Steven Guarino dated as of April 24, 1997. (Substantially similar in form to two additional warrants to purchase 100,000 shares of Common Stock issued to Mr. Guarino dated as of April 24, 1997, with exercise prices of $2.75 and $3.50 per share, respectively.) (2)
10.1  Registrant's 1992 Stock Option Plan(1)
10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(1)
10.5 Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997. (2)
10.6 Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier.(2)
16.1 Letter on change in certifying accountants from Millward & Co. CPA's dated February 12, 1999, and as amended February 26, 1999.(3)
27.1  Financial Data Schedule

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

REPORTS ON FORM 8-K

      The Company filed a current report on Form 8-K relating to the Company's change in certaccountants on February 12, 1999, and filed an amendment to such report on February 26, 1999.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             UNIVERSAL HEIGHTS, INC.


Dated:  March 30, 2000   By:   /s/ BRADLEY I. MEIER
                            ----------------------------------------------------
                         Bradley I. Meier, President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ BRADLEY I. MEIER    President, Chief Executive       March 30, 2000
--------------------    Officer and a Director
Bradley I. Meier

/s/ JAMES M. LYNCH      Chief Financial Officer          March 30, 2000
--------------------
James M. Lynch

/s/ NORMAN M. MEIER       Director                       March 30, 2000
--------------------
Norman M. Meier

/s/ IRWIN I. KELLNER      Director                       March 30, 2000
--------------------
Irwin I. Kellner

/s/ REED J. SLOGOFF       Director                       March 30, 2000
--------------------
Reed J. Slogoff

/s/ JOEL M. WILENTZ       Director                       March 30, 2000
--------------------
Joel M. Wilentz




                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----

          Independent Auditors' Report                                         F-2

          Consolidated Balance Sheet - December 31, 1999                       F-3

          Consolidated  Statements of Operations  for the Years Ended
          December 31, 1999 and 1998                                           F-4

          Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1998 and 1998                                     F-5

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1999 and 1998                                           F-6-F-7

          Notes to Consolidated Financial Statements                           F-8-F-25

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
Universal Heights, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheet of Universal Heights, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Heights, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
March 24, 2000

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS
 Debt securities held-to-maturity (fair value of $2,707,813)          $2,830,904
 Equity securities available for sale (cost of $253,927)                 477,154
 Cash and cash equivalents                                            16,272,982
 Prepaid reinsurance premiums and reinsurance recoverable              6,868,425
 Premiums and other receivables                                          881,837
 Deferred policy acquisition costs                                     2,520,876
 Property, plant and equipment, net                                      243,361
                                                                     -----------
 Total assets                                                        $30,095,539
                                                                     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
 Unpaid losses and loss adjustment expenses                           $3,064,388
 Unearned premiums                                                    14,794,572
 Accounts payable                                                      1,582,243
 Other accrued expenses                                                1,649,738
 Accrued taxes, licenses and fees                                        214,262
 Due to related parties                                                   20,041
                                                                     -----------
 Total liabilities                                                    21,325,244
                                                                     -----------

 COMMITMENTS AND CONTINGENCIES (Note 11)

 STOCKHOLDERS' EQUITY:
 Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum
   liquidation preference of $1,419,700                                    1,387
 Common stock, $.01 par value, 40,000,000 shares authorized,
   14,794,584 shares issued and outstanding                              147,946
 Additional paid-in capital                                           15,089,741
 Accumulated deficit                                                 (6,702,006)
 Accumulated other comprehensive income                                  233,227
                                                                     -----------
 Total stockholders' equity                                            8,770,295
                                                                     -----------
 Total liabilities and stockholders' equity                          $30,095,539
                                                                     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Year Ended       Year Ended
                                          December 31,    December 31,
                                            1999            1998
                                            ----            ----

 PREMIUMS EARNED AND OTHER REVENUES:
         Premium income, net              $6,782,476      $7,689,058
         Net investment income               630,908         664,529
         Commission revenue                1,365,811         831,007
                                           ---------       ---------
      Total revenues                       8,779,195       9,184,594
                                           ---------       ---------

 OPERATING COST AND EXPENSES:
    Losses and loss adjustment expenses    3,864,309       3,176,538
    General and administrative expenses    3,739,443       3,875,688
      Total operating expenses             7,603,752       7,052,226
                                          ----------      ----------

 NET INCOME                               $1,175,443      $2,132,368
                                          ==========       =========

 INCOME PER COMMON SHARE:
 Basic                                    $     0.08      $     0.14
                                          ===========     ==========
 WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                      14,747,000      14,667,000
                                          ==========      ==========

 INCOME  PER COMMON SHARE:
 Diluted                                  $    0.07       $     0.13
                                           =========      ==========

 WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - DILUTED                   15,904,000       16,640,000
                                         ==========       ==========

 The accompanying notes to consolidated financial statements are an integral part of these statements.


                                        UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                              Accumulated
                                              Preferred Stock       Common Stock    Additional                   Other
                                              ---------------     ---------------    Paid-in     Accumulated  Comprehensive
                                              Share  Amount     Shares   Amount      Capital       Deficit       Income      Total
                                              -----  ------     ------   ------      -------       -------       ------      -----

BALANCE, January 1, 1998                    138,640   $1,387  14,674,584  $146,746  $14,683,941   ($9,926,567)     -     $4,905,507

Net income                                    -         -          -         -           -          2,132,368      -      2,132,368

Net unrealized gain on available-for-sale     -         -          -         -           -              -        26,069      26,069
securities                                                                                                                   ------

Comprehensive income                          -         -          -         -           -              -          -      2,158,437

Issuance of common stock for services         -         -         55,000       550       59,450         -          -         60,000

Fair value of warrants
granted to non-employees                      -         -          -         -          312,000         -          -        312,000

Preferred stock dividend                      -         -          -         -            -           (33,300)   -        (33,330)

Cancelled shares                              -         -        (15,000)     (150)     (44,850)        -          -        (45,000)
                                          --------   -------   ---------  --------     --------     ---------  -------     ---------

BALANCE, December 31, 1998                138,640     1,387   14,714,584   147,146   15,010,541    (7,827,499)   26,069   7,357,644

Net income                                   -          -          -         -            -         1,175,443      -      1,175,443

Net change in unrealized gain                -          -          -         -            -             -        207,158    207,158
on available-for-sale securities                                                                                          ---------

Comprehensive income                         -          -          -         -            -             -          -      1,382,601

Preferred stock dividend                     -          -          -         -            -           (49,950)     -        (49,950)

Issuance of common stock for services        -          -         80,000      800        79,200         -          -         80,000
                                          --------   -------   ---------  --------     --------     ---------   -------    ---------

BALANCE, December 31, 1999                138,640    $1,387   14,794,584 $147,946   $15,089,741   ($6,702,006)  $233,227  $8,770,295
                                          =======    ======   ========== ========   ===========   ============  ========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended        Year Ended
                                                  December 31,      December 31,
                                                      1999              1998
                                                      ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $1,175,443       $2,132,368

      Adjustments to reconcile net income
        to cash provided by operations:

      Amortization and depreciation                    151,356           31,839

      Gain on sales of equity securities
      available-for-sale                               (41,765)         (12,376)

      Net accretion of bond premiums and
      discounts                                         17,174           78,202


Net change in assets and liabilities relating to operating activities:

      Prepaid reinsurance premiums and               1,143,703       (8,012,128)
      reinsurance recoverable

      Premiums and other receivables                  (174,781)        (666,374)

      Reinsurance recoverable on losses              1,419,154       (1,419,154)

      Deferred policy acquisition costs             (1,033,864)      (1,487,012)

      Accounts payable                                 466,564          566,261

      Other accrued expenses                           225,423        1,067,623

      Accrued taxes, licenses and fees                  89,262          125,000

      Unpaid losses and loss adjustment expenses       540,332        2,524,056

      Unearned premiums                                981,657       13,812,915

      Due to/from related parties                      (96,167)        (296,953)
                                                    ----------        ---------

Net cash provided by operating activities            4,863,491        8,444,267
                                                    ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                            (267,360)         (40,518)

      Purchase of equity securities available-
      for-sale                                              -          (621,359)

      Proceeds from sale of equity securities
      available-for-sale                               235,232          189,492

      Purchase of debt securities held-to-maturity  (2,173,920)      (3,313,559)

      Proceeds from maturities of debt securities
      held-to-maturity                               1,428,398        1,139,650

      Collections on (payments for) notes              250,000         (250,000)
      receivable                                     ---------        ----------

Net cash used in investing activities                 (527,650)      (2,896,294)
                                                     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Preferred stock dividend                         (49,950)         (33,300)
                                                       -------           ------
Net cash used in financing activities                  (49,950)         (33,300)
                                                       -------           ------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                        4,285,891        5,514,673

CASH AND CASH EQUIVALENTS, Beginning of year        11,987,091        6,472,418
                                                    ----------        ---------

CASH AND CASH EQUIVALENTS, End of year             $16,272,982      $11,987,091
                                                   -----------      -----------


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED

                                                                            Year Ended         Year Ended
                                                                            December 31,       December 31,
                                                                            1999               1998
                                                                            ------------       ------------

SUPPLEMENTAL NONCASH FINANCING AND INVESTING
          ACTIVITIES:
  Common stock issued for services rendered                                  $   80,000         $  60,000
  Fair value of warrants issued for services rendered                               -             312,000
  Cancellation of common stock shares previously issued for
    services rendered                                                               -              45,000

The accompanying notes to consolidated financial statements are an integral part of these statements




                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Universal Heights, Inc. (the "Company") was originally incorporated in Delaware in November 1990. The Company, through its wholly-owned subsidiary, Universal Insurance Holding Company, formed Universal Property & Casualty Insurance Company (UPCIC) in 1997. UPCIC's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance ("DOI") and was approved on October 29, 1997. In 1998, UPCIC began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA became a major provider of original and renewal insurance coverage for Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature approved a number of initiatives to depopulate the JUA, which resulted in policies being acquired by private insurers and provided additional incentives to private insurance companies to acquire policies from the JUA.

On December 4, 1997, the Company raised approximately $6,700,000 in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its common stock at a price of $.60 per share. The proceeds of this transaction were used partially for working capital purposes and to meet the minimum regulatory capitalization requirements ($5,300,000) required by the Florida Department of Insurance to engage in this type of homeowners insurance company business.

In February 1998, the Company commenced its insurance business. Since then the Company has developed into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998, and became licensed by the Florida Department of Insurance on September 28, 1998 as the Company's wholly-owned managing general agent ("MGA"). Through the MGA, the Company has underwriting and claims authority for UPCIC as well as third-party insurance companies. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC and third party insurance products through the Company's distribution network and UPCIC.

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of Universal Heights, Inc. to solicit voluntary business and generate commission revenue. These two entities are the foundation of the Company's agency operations, which seek to generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A. Insurance Solutions, Inc., was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency. On August 31, 1998, World Financial Resources (Barbados) LTD. ("WFR") was incorporated as a subsidiary of the Company to participate in the international insurance and reinsurance markets. In addition, Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly-owned managing general agent for life insurance products. The Company has also formed a claims adjusting company, Universal Adjusting Corporation, which was incorporated in Delaware on August 9, 1999. Universal Adjusting Corporation currently has claims authority for Universal Property & Casualty Insurance Company claims. The Company has also formed subsidiaries that will specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services, Inc. and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com Insurance & Financial Services, Inc. will be an internet insurance company while Tigerquote.com Insurance Solutions, Inc. will be a network of internet insurance agencies. As of December 31, 1999, agencies have been established in Pennsylvania, Texas, Arizona, Nevada, Oregon, Washington and California.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are summarized as follows:

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts, after intercompany eliminations, of the Company and its subsidiaries.

BASIS OF PRESENTATION. The accompanying financial statements have been prepared in conformity with GAAP that differs from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities.

SECURITIES HELD TO MATURITY. Debt securities which the Company has the intent and ability to hold to maturity are reported at amortized cost, adjusted for amortization of premiums or accretion of discounts and other-than-temporary declines in fair value.

SECURITIES AVAILABLE FOR SALE. Equity securities are reported at fair value, adjusted for other than temporary declines in fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

 CASH AND CASH EQUIVALENTS. The Company includes all short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less in cash equivalents.

PROPERTY, PLANT AND EQUIPMENT. Property plant and equipment is recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets. Estimated useful life of all property, plant and equipment is five years. Routine repairs and maintenance are expensed as incurred.

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

INSURANCE LIABILITIES. The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on industry experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. In the case of UPCIC, this uncertainty is compounded by UPCIC's limited history of claims experience. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

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

INCOME PER SHARE OF COMMON STOCK. Basic earnings per share is computed by dividing the Company's net income less cumulative Preferred Stock dividends by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company's net income minus Preferred Stock dividend by the weighted average number of shares of Common Stock outstanding during the period and the impact of all dilutive potential common shares, primarily preferred stock, options and warrants. The dilutive impact of stock options and warrants is determined by applying the treasury stock method and the dilutive impact of the Preferred Stock is determined by applying the "if converted" method.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS. Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the estimated fair value of all financial instruments including both assets and liabilities unless specifically exempted. The Company uses the following methods and assumptions in estimating the fair value of financial instruments.

      Cash  and  cash   equivalents:   the  carrying   amount  reported  in  the
      consolidated balance sheet for cash and cash equivalents approximates fair value due to the short-term nature of those items.

      Premiums and other receivables and accounts payable: the carrying amounts reported in the consolidated balance sheet for premiums and other receivables and accounts payable approximate their fair value due to their short-term nature.

      Equity    securities     available-for-sale    and    debt    securities
      held-to-maturity: fair values for equity and debt securities are based on quoted market prices.

CONCENTRATIONS OF CREDIT RISK. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investments, premiums receivable and reinsurance recoverables. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of individuals comprising the Company's customer base. However, the majority of the Company's revenues are currently derived from products and services offered to customers in Florida which could be adversely affected by economic downturns, an increase in competition or other environmental changes. In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly evaluates the financial strength of all reinsurers used.

STOCK OPTIONS. The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares at the grant date. The Company has elected to apply Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock options granted to employees and directors, and Statement of Financial Accounting Standard ("SFAS") No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equals the market price of underlying stock on the date of the grant, no compensation expense is recognized. The Company expenses the fair value (as determined at the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. The Company has adopted the disclosure only provisions of SFAS No. 123 (see Note 9).

NEW ACCOUNTING PRONOUNCEMENTS. In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE AND REINSURANCE-RELATED ASSESSMENTS. SOP 97-3 provides guidance on the recognition and measurement of liabilities for guaranty-fund and other insurance related assessments. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The effect of the initial adoption of SOP 97-3 is required to be reported in a manner similar to the reporting of a cumulative effect of a change in accounting principle. The adoption of SOP 97-3 did not have a material impact on the Company's financial condition or results of operations or cash flows.

 In April 1998, the AICPA issued SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. This SOP provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which changes the effective date of SFAS No. 133 for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

In October 1998, the AICPA issued SOP 98-7, DEPOSIT ACCOUNTING: ACCOUNTING FOR INSURANCE AND REINSURANCE CONTRACTS THAT DO NOT TRANSFER INSURANCE RISK. SOP 98-7 provides guidance on the accounting for insurance and reinsurance contracts that do not transfer insurance risk. SOP 98-7 is effective for financial statements for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The effect of the initial adoption of SOP 98-7 is required to be reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-7 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and began servicing the policies. Subsequently, UPCIC was successful in renewing approximately 65% of these policies while commencing solicitation of business in the voluntary market through independent agents. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. Accordingly, UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At December 31, 1999, the Company has direct and assumed unearned premiums of $14,794,572.

UPCIC's obligation for liabilities for policies assumed from the JUA began at 11:59 p.m. on the date of assumption of the policies. UPCIC has no liability for assumed policies prior to the assumption date nor does UPCIC have any liability for claims made to the JUA. Similarly, the JUA has no liability for assumed liabilities subsequent to the assumption date.

The JUA's incentive program (Note 1) has provided approximately $2,700,000 to an escrow account. These funds will be released to UPCIC when certain conditions are met including assuming and retaining for a three-year period a minimum number of policies acquired from the JUA. Three years after UPCIC assumes the Takeout Program policies, the JUA will confirm UPCIC's compliance with applicable JUA requirements, and instruct the escrow agent to transfer to UPCIC an amount equal to the per policy takeout bonus times the number of policies that UPCIC has held for the requisite three year period. Pursuant to the Takeout Program, if an insured voluntarily terminates or elects not to renew a policy, the Company will still be entitled to the bonus money held in escrow for such policy. As of December 31, 1999, the Company has substantially complied with the requirements related to the bonus payments. The escrow account is not included in the accompanying consolidated financial statements.

Premiums earned are included in earnings on a pro-rata basis over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At December 31, 1999, deferred policy acquisition costs amounted to $2,520,876.

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

Inherent in the estimates of ultimate claims is expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for casualty coverage is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances and the amount of insurance risk retained. In the case of UPCIC, this uncertainty is compounded by UPCIC's limited history of claims experience. In addition, UPCIC's policyholders are currently concentrated in South Florida, which is periodically subject to adverse weather conditions such as hurricanes and tropical storms.

NOTE 3 - REINSURANCE

UPCIC commenced its insurance activity by assuming policies from the JUA. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 1999 was approximately $3.4 billion. In the normal course of business, UPCIC also seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsures.

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

QUOTA SHARE

Effective February 1, 1998, UPCIC entered into a quota share reinsurance treaty with various reinsurers, including certain foreign reinsurance companies. Under the quota share treaty, UPCIC ceded 50% of its gross written premiums, losses and loss adjustment expenses. The quota share treaty had limits of $500,000 each dwelling for property losses and $300,000 each occurrence for casualty losses. In addition, the quota share treaty had a limitation for any one occurrence of the greater of $9,000,000 or 200% of premiums earned for the contract year in which the occurrence commenced. The Company earned a ceding commission of 27%. In addition, the quota share treaty provided for a contingent commission payable to UPCIC equal to 50% of net profits, as defined, after a 20% reinsurers' expense factor.

Effective June 1, 1999, UPCIC revised and enhanced its reinsurance program. UPCIC entered into a quota share agreement with Swiss Reinsurance America Corporation, rated A+ by A.M. Best. Under the quota share treaty, UPCIC currently cedes 50% of its gross written premiums, losses and loss adjustment expenses with a ceding commission of 35%. The Company has the option to increase the annual cession to 75% or reduce the cession to 45%. In addition, the quota share treaty has a limitation for any one occurrence of $15,000,000.

EXCESS PER RISK

Effective February 1, 1998, UPCIC entered into an excess per risk reinsurance treaty with various reinsurers, including certain foreign reinsurance companies. The excess per risk treaty excluded losses arising from the peril of wind. The excess per risk treaty provided coverage of $1,250,000 in excess of $500,000 each loss, for any one risk. In addition, the excess per risk treaty provided a $2,500,000 limit with respect to all risks involved in any one-loss occurrence. The excess per risk treaty required an annual deposit premium of $185,000, subject to a minimum premium of $138,750. The deposit premium was adjustable to 2.176% of the subject written premium.

Effective June 1, 1999, UPCIC revised and enhanced its reinsurance program. UPCIC entered into an excess per risk agreement with Swiss Reinsurance America Corporation, rated A+ by A.M. Best. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.


EXCESS CATASTROPHE

Effective February 1, 1998, UPCIC entered into an excess catastrophe reinsurance treaty with various reinsurers, including certain foreign reinsurance companies.
The excess catastrophe reinsurance agreement provides three layers of excess catastrophe coverage as follows:

---------------------------------------------------------------------------------------------
                      First Layer        Second Layer    Third Layer
---------------------------------------------------------------------------------------------
Coverage              $5,000,000 in      $9,000,000 in   $27,000,000 in excess of
                      excess of          excess of       $53,000,000 each loss occurrence
                      $2,000,000 each    $7,000,000      (see discussion of coverage
                      loss occurrence    each loss       provided by Florida Hurricane
                                         occurrence      Catastrophe Fund below)
---------------------------------------------------------------------------------------------
Deposit premium       $1,620,000         $1,440,000      $2,205,000
---------------------------------------------------------------------------------------------

Minimum premium       $1,458,000         $1,296,000      $1,822,500
---------------------------------------------------------------------------------------------
Premium rate -% of    .05015%            .04458%         .06269%
total insured value
---------------------------------------------------------------------------------------------

Effective November 1, 1998, UPCIC entered into an excess catastrophe treaty with various Lloyd's underwriting syndicates. This excess catastrophe treaty provided coverage of $7,400,000 in excess of $80,000,000 for each loss occurrence for a premium of $124,000.

Effective June 1, 1999, UPCIC revised and enhanced its excess catastrophe reinsurance program. The current excess catastrophe reinsurance agreement provides three layers of excess catastrophe coverage as follows:

----------------------------------------------------------------------------------------------
                      First Layer        Second Layer    Third Layer
----------------------------------------------------------------------------------------------
Coverage              $5,000,000 in      $13,000,000 in  $14,000,000 in excess of
                      excess of          excess of       $73,000,000 each loss occurrence
                      $2,000,000 each    $7,000,000      (see discussion of coverage
                      loss occurrence    each loss       provided by Florida Hurricane
                                         occurrence      Catastrophe Fund below)
----------------------------------------------------------------------------------------------
Deposit premium       $1,500,000         $2,080,000      $1,120,000
----------------------------------------------------------------------------------------------
Minimum premium       $1,350,000         $1,872,000      $1,008,000
----------------------------------------------------------------------------------------------
Premium rate -% of    2.0568%            2.8521%         7.0%
probable maximum loss
----------------------------------------------------------------------------------------------

UPCIC also obtained variable coverage of $2,000,00 in excess of the Company's 100-year probable maximum loss for a premium of $110,000.

Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event which occurs within the area of one state of the United States or province of Canada and states or provinces contiguous thereto and to one another.

Effective June 1, 1998, UPCIC entered a reimbursement agreement with the Florida Hurricane Catastrophe Fund (the "Fund") which is administered by the Florida State Board of Administration. Under the reimbursement agreement, the Fund would reimburse the Company, with respect to each Loss Occurrence during the contract year for 90% of the ultimate loss paid by the Company in excess of the Company's retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. The Fund provided UPCIC with coverage of $45,024,232 in excess of $12,595,678. The premium for this coverage was $1,899,323. Effective June 1, 1999, UPCIC entered a subsequent reimbursement agreement with the Fund under the same terms. The Fund has provided UPCIC with current coverage of $59,464,312 in excess of $14,123,079. The premium for this coverage was $2,128,794. In the event of depletion of the Fund due to losses arising from catastrophic events, the Fund would assess homeowners' insurers writing business in the state of Florida. Under UPCIC's assumption agreements with the JUA, the Takeout Program policies are exempt from such catastrophic assessments for a three-year period.

In the event that a loss occurrence were to decrease the coverage available to UPCIC under the Fund, effective June 1, 1998 UPCIC purchased contingency coverage to replace the coverage provided by the Fund for 100% of losses of $42,300,000 in excess of $42,300,000 otherwise recoverable in excess of $10,600,000. Various foreign reinsurers provided this coverage. The premium for this coverage was $370,531. However, if the paid losses exceeded the third layer of UPCIC's excess catastrophe coverage or if the coverage under the Fund was depleted on an incurred basis, UPCIC would have immediately paid an additional premium to the reinsurers of $1,066,772. Effective June 1, 1999, UPCIC purchased similar contingency coverage to replace the coverage provided by the fund for 100% of losses of $47,600,000 in excess of $47,600,000 otherwise recoverable in excess of $11,300,000. The premium for this coverage is $714,000, however, should the paid losses exceed the third layer of UPCIC's excess catastrophe coverage or if the coverage under the fund is depleted on an incurred basis, UPCIC shall pay an additional premium to the reinsurers of $1,523,200.

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and loss adjustment expenses ("LAE") are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

The preceding reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:


                               Year Ended                                    Year Ended
                               December 31,                                  December 31,
                                  1999                                          1998
                                  ----                                          ----
           UNPAID LOSS                               UNPAID LOSS
           AND LOSS                                  AND LOSS
           ADJUSTMENT   PREMIUMS        PREMIUMS     ADJUSTMENT       PREMIUMS          PREMIUMS
           EXPENSES     WRITTEN         EARNED       EXPENSES         WRITTEN           EARNED
           --------     -------       ---------      --------         -------           ------


Direct     $7,093,063   $21,947,270    $19,611,962     $5,853,019     $15,802,520       $ 3,343,257
Assumed       643,332      (109,493)     1,244,192        519,056      17,008,572        15,654,920
Ceded      (3,872,086)  (15,229,180)   (14,073,678)    (3,195,537)    (19,321,247)      (11,309,119)
           -----------  ------------   ------------    -----------    ------------      -------------

Net        $3,864,309   $ 6,608,597      6,782,476     $3,176,538     $13,489,845       $ 7,689,058
           ==========   ===========    ===========     ==========     ===============   =============

OTHER AMOUNTS:
                                                            December 31,
                                                                1999
                                                            ------------
Reinsurance recoverable on unpaid losses
and loss adjustment expenses                                 $1,532,194
Unearned premiums reserve ceded                               5,336,231
                                                              ---------
                                                             $6,868,425
                                                             ==========

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

NOTE 4 - INVESTMENTS

Major categories of net investment income are summarized as follows:

                                        Year Ended                Year Ended
                                       December 31,               December 31,
                                            1999                      1998
                                            ----                      ----

Debt securities held-to-maturity      $    135,829               $     71,685
Cash and cash equivalents                  510,325                    622,873
                                       -----------               ------------
                                           646,154                    694,558
Investment expenses                         15,246                     30,029
                                       -----------               ------------
                                      $    630,908               $    664,529
                                      ============               ============

Proceeds from the sale of securities during 1999 and 1998 were $235,232 and $189,482, respectively. Gross gains on the sale of securities during 1999 and 1998 were $41,765 and $12,376, respectively.

The aggregate amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value as of December 31, 1999 for available-for-sale and held-to-maturity securities by major security type are as follows:

                                 Cost or       Gross         Gross
                               Amortized    Unrealized     Unrealized     Fair
                                  Cost         Gains         Losses      Value
                                  ----         -----         ------      -----

Available-for-sale securities:
Equity securities               $253,927      $223,227       $  --      $477,154
                                ========      ========       ======     ========

Held-to-maturity securities:
U.S. government agencies      $2,492,866      $    -0-      117,556  $ 2,375,310
Mortgage backed securities       338,038            -         5,535      332,503
                              ----------      ---------    --------  -----------
         Total                $2,830,904      $    -0-     $123,091  $ 2,707,813
                              ==========      =========    ========  ===========

The scheduled maturities of held-to-maturity securities at December 31, 1999 were as follows:


                                             Amortized
                                               Cost              Fair Value
                                             ---------           ----------

Due after five years through ten years     $   101,595           $     99,321
Due after ten years                          2,729,309              2,608,492
                                             ---------              ---------
                  Total                    $ 2,830,904           $  2,707,813
                                             =========              =========

The preceding data is based on the stated maturities of the securities. Actual maturities may differ as borrowers may have the right to call or prepay obligations.

At December 31, 1999, investments with a carrying value of $300,000 were on deposit with regulatory authorities.

NOTE 5 - PROPERTY PLANT AND EQUIPMENT

Property plant and equipment at December 31, 1999 consisted of the following:


Computers                            $   62,187
Furniture                                17,152
Automobiles                              25,125
Software                                157,855
                                      ---------

Total cost                              262,319
Less: accumulated depreciation           18,958
                                     ----------
Net book value                        $ 243,361
                                     ==========


NOTE 6 -LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

As described in Note 2, UPCIC establishes liabilities for claims and claims adjustment expense on reported and unreported claims of insured losses. These liability estimates are based on known facts and interpretation of factors such as claim payment patterns, loss payments, pending levels of unpaid claims, product mix and industry experience. The establishment of appropriate liabilities, including liabilities for catastrophes, is an inherently uncertain process. This uncertainty is compounded by UPCIC's limited history of claims experience. UPCIC regularly updates its estimates as new facts become known and further events occur which may impact the resolution of unsettled claims.

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC's policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions such as hurricanes and tropical storms. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 1999 was approximately $3.4 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 3.

Management believes that the liabilities for claims and claims expense at December 31, 1999 is appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date.

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                          Year Ended         Year Ended
                                          December 31,       December 31,
                                              1999              1998
                                              ----              ----

     Balance at beginning of year       $2,524,056           $       -
                                        ----------           ---------

     Incurred related to:
       Current year                      4,385,309           3,176,538
       Prior year                        (521,000)                   -
                                         ---------           ---------
     Total incurred                      3,864,309           3,176,538
                                         ---------           ---------

     Paid related to:
       Current year                      2,656,000           1,924,010
       Prior year                          928,643                   -
                                         ---------           ---------
       Total paid                        3,584,643           1,924,010
                                         ---------           ---------

     Net balance at end of year          2,803,722           1,252,528
     Plus reinsurance recoverable          260,666           1,271,528
                                         ---------           ---------

     Balance at end of year             $3,064,388          $2,524,056
                                        ==========          ==========

The Company's liabilities for unpaid losses and LAE net of related reinsurance recoverables, at December 31, 1998, were decreased in the following year by $521,000 for claims that had occurred on or prior to the balance sheet date. This favorable loss emergence resulted principally from settling reserves established in the prior year for amounts that were less than expected.

NOTE 7 - REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive supervision and regulation by the DOI. The Florida Insurance Code (the "Code") requires that UPCIC maintain minimum statutory surplus of $4,000,000. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the State of Florida.

On December 31, 1997, UPCIC entered into a consent order with the DOI related to the issuance of its certificate of authority (the "Consent Order"). Under the terms of the Consent Order, during its first four years of operations, UPCIC may only pay dividends on its common stock approved in advance and in writing by the DOI. No dividends were declared or paid by UPCIC on its common stock during 1999 or 1998. The Consent Order also requires that UPCIC obtain prior written approval of the DOI before amending, updating, or changing any managing general agent contracts.

On January 16, 1998, UPCIC entered into a consent order with the DOI related to the proposed participation in the JUA depopulation program (the "Depopulation Consent Order"). Under the Depopulation Consent Order, UPCIC is required to maintain catastrophe reinsurance up to its 100 year Probable Maximum Loss with reinsurers who are authorized and/or approved or approved in advance and in writing by the DOI. The Depopulation Consent Order also requires UPCIC to materially abide by its depopulation plan submitted to the DOI, which limits UPCIC's depopulation assumptions to 30,000 policies. The premium limits and surplus requirements impact UPCIC's potential growth. UPCIC's ability to exceed these limitations will be subject to its ability to continue to renew policies transferred from the Takeout Program and attract additional policyholders from the voluntary insurance market as well as maintaining capital and surplus to support its underwriting program. As of December 31, 1999 and 1998, UPCIC was in compliance with requirements of the Code, the Consent Order and the Depopulation Consent Order.
                                     F-18

The Company is required to comply with The National Association of Insurance Commissioners ("NAIC") risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating conditions. As of December 31, 1999 and 1998, based on calculations using appropriate NAIC formulas, the Company's total adjusted capital is in excess of ratios which would require any form of regulatory action.

The following schedule reconciles statutory net income and surplus of UPCIC as reported in the 1999 and 1998 annual statements filed with the DOI, prepared on the basis of statutory accounting principles, to UPCIC's net income for the years ended December 31, 1999 and 1998 and stockholders' equity under GAAP at December 31, 1999:


                                   Year Ended                        Year Ended
                                   December 31,                     December 31,
                                      1999                              1998
                                      ----                              ----

                                   NET INCOME        SURPLUS          NET INCOME
                                   ----------        -------          ----------
Balance per statutory
  financial statements             $(276,339)     $5,469,308         $1,511,661
Adjustment of earned
  premiums                              -               -               232,873
Adjustment of losses incurred           -               -               335,000
Adjustment of other
  underwriting expenses                 -               -            (2,314,114)
Adjustment of provision
 for income taxes                       -               -               479,284
                                   ----------     -----------        ----------
Adjusted balance per
 statutory financial statements     (276,339)      5,469,308            244,704

Deferred policy
 acquisition costs                 1,033,864       2,520,876          1,487,012
Deferred income taxes               (361,307)       (488,418)           (75,417)
Other                                   -             (9,777)             -
                                  ----------       ---------         ----------
Balance in conformity with GAAP   $  396,218      $7,511,543         $1,656,299
                                  ==========      ==========         ==========



NOTE 8 - RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance and administration functions are performed for UPCIC by Universal Property & Casualty Management, Inc. ("Universal Management") pursuant to a Management Agreement dated June 2, 1997 ("Management Agreement") and Addenda thereto dated June 12, 1997 and June 1, 1998 ("Addenda"). Universal Management is a wholly-owned subsidiary of American European Group, Inc. ("AEG"), a Delaware insurance holding company. Universal Management and AEG both employ UPCIC's CEO as a senior officer and director. During the years ended December 31, 1999 and 1998, UPCIC incurred administrative costs to Universal Management of $1,426,574 and $751,920, respectively.

As of December 31, 1999 and 1998, corporate counsel held $290,000 in trust, for the benefit of the Company, which funds were placed in trust in connection with a dispute involving a Company director and an unrelated entity. These funds are included in cash and cash equivalents as of December 31, 1999.

NOTE 9 - INCOME TAX PROVISION

Since its inception, the Company has incurred tax-operating losses or offset taxable income with operating loss carryforwards. Therefore, the Company has not incurred any significant income tax liabilities during that time. As of December 31, 1999, the Company had net operating loss carryforwards totaling approximately $6,011,400 which are available to offset future taxable income, if any, through 2014.

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 1999 and 1998:

                                                1999          1998
                                                ----          ----

Statutory federal income tax rate 34.0%        34.0%         34.0%

Increases (decrease) resulting from:
      Change in valuation allowance           (34.4%)       (34.0%)
      Other                                     0.4%          0.0%
                                               -----        ------
Total                                           0.0%          0.0%
                                               -----        ------

Deferred income taxes at December 31, 1999 are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

Deferred tax assets:
      Net operating loss carryforward          $2,259,000
      Unearned premiums                           424,000
      Unpaid losses                                65,000
      Organizational costs                         48,000
                                             ------------
                                                2,796,000
                                                ---------

Deferred tax liabilities:
      Deferred acquisition costs                 (949,000)
                                                ----------
                                                 (949,000)
                                                ----------

Subtotal                                        1,847,000
Less: valuation allowance                      (1,847,000)
                                              ------------
Net deferred income tax asset                $     -
                                              ============


A valuation allowance is deemed necessary because management cannot be certain that is more likely than not that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred tax asset shown above.

The remaining net operating loss carryforwards will expire as follows:

      Expiration

      2008                         $   254,000
      2009                           1,010,000
      2010                           1,116,000
      2011                             677,000
      2012                           1,570,000
      2013                           1,379,000
      2014                               5,400
                                       -------
                                   $ 6,011,400
                                   -----------

NOTE 10 - STOCKHOLDERS' EQUITY

CUMULATIVE PREFERRED STOCK

In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt, and 88,690 shares of Series M
Preferred Stock were issued during fiscal year ended April 30, 1997 for repayment of $88,690 of related party debt. Each share of Series A and M Preferred Stock is convertible by the Company into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. Beginning May 1, 1998, the Series A Preferred Stock pays a cumulative dividend of $.25 per share per quarter. In connection with this issuance of the Series A Preferred Stock, the Company issued the holders warrants to purchase 12,488 shares of Common Stock at $4.25 per share, exercisable through October 17, 2004. The Series A and Series M Preferred Stock is redeemable by the Company at $10 per share through April 2000 and has a liquidation value of $10 per share plus accrued dividends.

STOCK OPTIONS

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

A summary of the option activity for the years ended December 31, 1999 and 1998 is presented below:


                                                                 OPTIONS
                                                                 -------
EXERCISABLE
-----------

     Weighted
                                                                   Average
                                               OPTION PRICE PER SHARE
Exercise                         Number                                          Number
                               OF SHARES     LOW      HIGH     WEIGHTED         OF SHARES    PRICE
                               ---------     ---      ----     --------         ---------    -----

Outstanding January 1, 1998    4,723,624  $ 0.63  $  22.00    $   1.24          4,723,624  $  1.69
Granted                        1,100,000  $ 1.63  $   1.87    $   1.64
Cancelled                       (60,000)  $ 3.00  $   3.00    $   3.00
                               ---------
Outstanding December 31, 1998  5,763,624  $ 0.63  $  22.00    $   1.32          5,763,624  $  1.34

Granted                           50,000  $ 0.75  $   0.75    $   0.75
                               ---------
Outstanding December 31, 1999  5,813,624  $ 0.63  $  22.00    $    1.32         5,813,624  $  1.32
                               =========


   The following table summarizes the information about options outstanding at December 31, 1999:

                                          OPTIONS  OUTSTANDING                  OPTIONS EXERCISABLE
------------------------------------------------------------------              -------------------
                                          Weighted
                                          Average         Weighted                      Weighted
                                        Remaining         Average                      Average
  Range of          Number              Contractual Life   Exercise         Number      Exercise
EXERCISE PRICES     OUTSTANDING          (IN YEARS)          PRICE        EXERCISABLE    PRICE
   ------------------------------------------------------------------------------------------------
   $0.63-$1.87      5,635,000               7.5             $ 1.18        5,635,000    $  1.18
   $2.88-$3.88        142,999               5.9             $ 3.39          142,999    $  3.39
   $6.00-$22.00        35,625               4.0             $14.52           35,625    $ 14.52
                    ---------                                             ---------
                    5,813,624                                             5,813,624
                    =========                                             =========


As described in Note 1, the Company accounts for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended December 31, 1999 and 1998 for options granted to employees and directors as the exercise prices for stock options granted are equal to their fair market value at the time of grant. The Company expenses the fair value (as determined at the grant date) of options and warrants granted to non-employees. Had compensation cost for options granted to employees and directors been determined in accordance with the fair value provisions of SFAS 123, the Company's net income and net income per share would have been as follows:

                                Year Ended           Year Ended
                                December 31,          December 31,
                                  1999                   1998
                                  ----                   ----
                                NET INCOME           NET INCOME
                                ----------           ----------

Net income:
     As reported                $1,175,443           $2,132,368
     Pro forma                  $  882,420           $1,951,009

Net income per share:
 Basic
     As reported                $     0.08           $     0.14
     Pro forma                  $     0.06           $     0.13
 Diluted
     As reported                $     0.07           $     0.13
     Pro forma                  $     0.05           $     0.12

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   Option   Pricing  Model  with  the  following   weighted-average
assumptions.


                                Year Ended           Year Ended
                                December 31,          December 31,
                                    1999                 1998
                                    ----                 ----

Dividend yield                      0.00%               0.00%
Expected life of option             5 years             5 years
Risk free interest rate             6.50%               6.50%
Expected volatility               103.36%             105.31%

Using the Black-Scholes Pricing Model, the estimated weighted average fair value per option granted during the years ended December 31, 1999 and 1998 was $.60 and $1.31, respectively.

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


The pro forma amounts may not be representative of the future effects on reported net income and net income per share that will result from the future granting of stock options since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

WARRANTS

A summary of the warrant activity for the years ended December 31, 1999 and 1998 is presented below:


                                                                                      WARRANTS EXERCISABLE
                                                                                      --------------------
                                                                                              Weighted      Weighted
                                                              Warrant Price Per Share       Average         Average
                                       Number               -------------------------       Number          Exercise
                                      Of Shares             Low      High    Weighted      of Shares         Price
                                      ---------             -------------------------      ----------
Outstanding December 31, 1997         3,514,606           $  0.75   $  6.00    $  1.48      3,514,606         $ 1.48
Granted                               1,200,000
                                      ---------           $  0.75   $  3.00    $  1.44
Outstanding December 31, 1998         4,714,606           $  0.75   $  6.00    $  1.47      4,714,606         $ 1.47
Cancelled                               320,954
                                      ---------           $  2.00   $  3.50    $  2.75
Outstanding December 31, 1999         4,393,652           $   .75   $  6.00    $  1.34      4,393,652         $ 1.34
                                      =========



   The following table summarizes the information about warrants outstanding at December 31, 1999:


                                 WARRANTS OUTSTANDING               WARRANTS EXERCISABLE
                                 --------------------               --------------------

                                          Weighted
                                          Average          Weighted                       Weighted
                                         Remaining         Average                         Average
     Range of            Number        Contractual Life    Exercise          Number       Exercise
   EXERCISE PRICES     OUTSTANDING       (IN YEARS)          PRICE         EXERCISABLE      PRICE
------------------     -----------      -----------         --------       -----------    --------
   $0.75- $1.50         3,614,109               7.2        $     1.01       3,614,109     $   1.01
   $1.75- $6.00           779,543               5.9        $     2.84         779,543     $   2.84
                       ----------                                          ----------
                        4,393,652                                           4,393,652
                        =========                                           =========

During the year ended December 31, 1998, the Company issued 1,200,000 warrants with a total fair value of $312,000 to purchase Common Stock at prices ranging from $.75 to $2.00 per share for various investor relation, investment banking and legal services. No warrants were issued in 1999.

OTHER STOCK ISSUANCES
---------------------

During the year ended December 31, 1998, the Company issued 45,000 shares of Common Stock of the Company at a price of $1.00 per share in consideration for legal services. The value of the shares was based on the quoted market price at the date of issuance. In addition, in connection with a settlement agreement and mutual release related to a previously pending lawsuit, the Company issued an aggregate of 10,000 shares at a fair value of $1.50 per share. The value of the shares was based on the quoted market price at the date of issuance.

During the year ended December 31, 1999, the Company issued 80,000 shares of Common Stock at a price of $1.00 per share in connection with a settlement agreement and mutual release related to a previously pending lawsuit. The shares were valued based on the quoted market price at the date of issuance.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT
--------------------

In 1997 the Company entered into a four-year employment agreement with the President of the Company. Under the terms of the employment agreement, the President will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year. Additionally, pursuant to the employment agreement, and during each year thereof, the President is entitled to a bonus equal to 3% of pretax profits up to $5,000,000 and 4% of pretax profits in excess of $5,000,000. The employment agreement contains non-competition and non-disclosure covenants. Under the terms of the agreement, the President was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.00 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years. The exercise price of the options equaled the market price of the Company's Common Stock at the date of grant. In addition, the agreement may be extended for an additional two years at the option of the President.

NOTE 12 - LITIGATION

Certain lawsuits have been filed against the Company. In the opinion of management, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company's financial position or results of operations.

NOTE 13 - EARNINGS PER SHARE

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income for the years ended December 31, 1999 and 1998.


                                                         Year Ended                               Year Ended
                                                         December 31,                             December 31,
                                                            1999                                     1998
                                            ----------------------------------------------------------------------------------


                                            INCOME                                    INCOME
                                            AVAILABLE                                 AVAILABLE
                                            TO COMMON                                 TO COMMON
                                            STOCKHOLDERS                  PER-SHARE   STOCKHOLDERS                   PER-SHARE
                                            AMOUNT            SHARES      AMOUNT      AMOUNT           SHARES         AMOUNT
                                            ------            ------      ------      ------------     ------         ------

Net income                                  $1,175,443                                $2,132,368
  Less: Preferred stock dividends              (49,950)                                  (33,300)
                                           ------------
Income available
  To common stockholders                     1,125,493    14,747,000        $0.08      2,099,068      14,667,000     $ 0.14
                                                                            =====                                    ======

Effect of dilutive securities:
   Stock options and warrants                   -            588,000        (0.01)          -          1,404,000      (0.01)
   Preferred stock                              49,950       569,000         -            33,300         569,000         -
                                             ---------       -------       -------    ----------       ---------      ------

Income available to common
  stockholders and assumed
    conversion                              $1,175,443    15,904,000        $0.07   $  2,132,368      16,640,000     $  0.13
                                           ===========    ==========        =====   ============      ==========     =======

Options and warrants totaling 9,619,276 and 5,953,909 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the years ended December 31, 1999 and 1998, respectively.