Form 10QSB
period 2000-03-31
UNIVERSAL HEIGHTS INC
filed 2000-05-15
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period  from _________ to _________


                         COMMISSION FILE NUMBER 0-20848

                             UNIVERSAL HEIGHTS, INC.
                 (Name of small business issuer in its charter)


        DELAWARE                                      65-0231984
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


      2875 N.E. 191 STREET
      SUITE 300
      MIAMI, FLORIDA                                   33180
(Address of principal executive offices)             (Zip Code)


Company's telephone number, including area code: (305) 792-4200


      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---


      Number of shares of the Common Stock of Universal Heights, Inc. issued and outstanding as of May 1, 2000: 14,794,584.

      Transitional  Small  Business  Disclosure  Format  Yes __ No  X
                                                                   ---

                             UNIVERSAL HEIGHTS, INC.
                             -----------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
------    --------------------

      The following unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

                          UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                       MARCH 31, 2000
                                         (Unaudited)

                                           ASSETS

 Debt securities held-to-maturity (fair value of $2,927,685)                    $ 3,053,080
 Equity securities available for sale (cost of $429,888)                            882,284
 Cash and cash equivalents                                                       13,138,625
 Prepaid reinsurance premiums                                                     8,512,149
 Premiums and other receivables                                                     928,385
 Deferred policy acquisition costs                                                2,792,141
 Property, plant and equipment, net                                                 334,145
                                                                                -----------
 Total assets                                                                   $29,640,809
                                                                                ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
 Unpaid losses and loss adjustment expenses                                     $ 3,166,613
 Unearned premiums                                                               14,208,580
 Accounts payable                                                                 1,246,639
 Other accrued expenses                                                             994,832
 Accrued taxes, licenses and fees                                                   116,250
 Due to related parties                                                             314,756
                                                                                -----------
 Total liabilities                                                              $20,047,670
                                                                                ===========

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum
   liquidation preference of $1,419,700                                               1,387
 Common stock, $.01 par value, 40,000,000 shares authorized,
   14,794,584 shares issued and outstanding                                         147,946
 Additional paid-in capital                                                      15,095,741
 Accumulated deficit                                                             (6,095,331)
 Accumulated other comprehensive income                                             443,396
                                                                                -----------
 Total stockholders' equity                                                       9,593,139
                                                                                -----------
 Total liabilities and stockholders' equity                                     $29,640,809
                                                                                ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                          UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                 Three Months Ended           Three Months Ended
                                                      March 31,                     March 31,
                                                       2000                            1999
                                                       ----                            ----

 PREMIUMS EARNED AND OTHER REVENUES:
         Premium income, net                    $    2,047,449                  $    2,450,811
         Net investment income                         193,748                         145,603
         Commission revenue                            560,461                         378,798
                                                --------------                  --------------
           Total revenues                            2,801,658                       2,975,212
                                                --------------                  --------------

 OPERATING COST AND EXPENSES:
         Losses and loss adjustment expenses           888,936                       1,063,397
         General and administrative expenses         1,306,047                       1,392,706
                                                --------------                  --------------
                                                     2,194,983                       2,456,103
           Total operating expenses              --------------                  --------------

                                                $      606,675                  $      519,109
 NET INCOME                                     ==============                  ==============


 INCOME PER COMMON SHARE:                       $        0.04                   $         0.03
 Basic                                          =============                   ==============


 WEIGHTED AVERAGE COMMON SHARES                    14,795,000                       14,673,000
 OUTSTANDING - BASIC                            =============                   ==============


 INCOME  PER COMMON SHARE:                      $        0.04                   $         0.03
 Diluted                                        =============                   ==============


 WEIGHTED AVERAGE COMMON SHARES                    16,590,000                       15,686,000
 OUTSTANDING - DILUTED                          =============                   ==============


The accompanying  notes to consolidated  financial  statements are an integral part of these statements.


                          UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                         (Unaudited)


                                           For Three Months               For Three Months
                                                Ended                         Ended
                                               March 31,                    March 31,
                                                2000                          1999
                                                ----                          ----

NET INCOME                                   $ 606,675                     $ 519,109

OTHER COMPREHENSIVE INCOME:
  Change in net unrealized gain on
   available-for-sale securities               210,169                        46,720
                                             ---------                     ---------
 COMPREHENSIVE INCOME                        $ 816,844                     $ 565,829
                                             =========                     =========




The accompanying  notes to consolidated  financial  statements are an integral part of these statements.

                                             UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                              Three Months Ended              Three Months Ended
                                                                                  March  31,                       March 31,
                                                                                    2000                             1999
                                                                                    ----                             ----

CASH FLOWS FROM INVESTING ACTIVITIES:
Net income                                                                     $   606,675                      $  519,109
     Adjustments to reconcile net income
       to cash provided by operations:
      Amortization and depreciation                                                 17,008                            -
      Gain on sales of equity securities available-for-sale                        (16,029)                           -
      Warrants issued in lieu of payments                                            6,000                            -

Net change in assets and liabilities relating to operating activities:
      Prepaid reinsurance premiums                                              (1,643,724)                      8,012,128
      Other receivables and deposits                                               (46,548)                     (1,453,655)
      Reinsurance recoverable on losses                                              -                          (8,509,404)
      Deferred policy acquisition costs                                           (271,265)                     (1,024,428)
      Accounts payable                                                            (323,116)                       (119,069)
      Accrued expenses                                                            (654,906)                       (707,861)
      Accrued taxes, licenses and fees                                             (98,012)                        115,000
      Unpaid losses and loss adjustment expenses                                   102,225                         147,144
      Unearned premiums                                                           (585,992)                       (885,432)
      Due to/from related parties and other                                        294,715                        (116,507)
                                                                               -----------                      ----------

Net cash used in operating activities                                           (2,612,969)                     (4,022,975)
                                                                               -----------                      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                        (107,792)                         73,765
      Purchase of equity securities available-for-sale                            (412,370)                           -
      Proceeds from sale of equity securities available-for-sale                   233,995                         107,598
      Purchase of debt securities held-to-maturity                                (339,034)                           -
      Proceeds from maturities of debt securities held-to-maturity                 116,301                          87,389
      Payments for notes receivable                                                   -                            250,000
                                                                               ------------                     ----------

Net cash (used in) provided by investing activities                               (508,900)                        518,752
                                                                               -----------                      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Preferred stock dividend                                                      (12,488)                       (12,488)
                                                                               ------------                     ----------
      Net cash used in financing activities                                         (12,488)                       (12,488)

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                                    (3,134,357)                    (3,516,711)

CASH AND CASH EQUIVALENTS, Beginning of period                                   16,272,982                     11,987,091
                                                                               ------------                     ----------

CASH AND CASH EQUIVALENTS, End of period                                       $ 13,138,625                     $8,470,380
                                                                               ------------                     ----------

The accompanying  notes to consolidated  financial  statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

The Company continues to develop into a vertically integrated insurance holding company performing various aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc., the Company's wholly-owned Managing General Agent ("MGA"), was incorporated in Florida on July 2, 1998 and became licensed by the DOI on September 28, 1998. Through the MGA, the Company has underwriting and claims authority for UPCIC as well as third-party insurance companies. In addition, Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly-owned managing general agent for life insurance products. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC's as well as third party insurance products through the Company's distribution network. The Company markets and distributes UPCIC's products and services primarily in Florida, through a network of approximately 860 active independent agents. The Company believes that it can be distinguished from its competitors by providing quality service to both its agents and insureds.

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

The Company has formed an Internet holding company and affiliated subsidiaries that will specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial Group, Inc. and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com Insurance & Financial Group, Inc. will be an internet insurance company while Tigerquote.com Insurance Solutions, Inc. will be a network of internet insurance agencies. Operating subsidiaries have been established in Pennsylvania, Texas, Arizona, Nevada, Oregon, Washington, California, Illinois, Iowa, Wisconsin, Vermont and Tennessee. Separate legal entities are being formed for each state and will be governed by the respective states' department of insurance.

On August 31, 1998 World Financial Resources (Barbados) LTD. ("WFR") was incorporated as a subsidiary of UHTS to participate in contingent capital products. The Company has also formed a claims adjusting company, Universal
Adjusting Corporation, which was incorporated in Delaware on August 9, 1999. Universal Adjusting Corporation currently has claims authority for Universal Property & Casualty Insurance Company claims.

The consolidated balance sheet of the Company as of March 31, 2000 and the related consolidated statements of operations and cash flows for three months ended March 31, 2000 and 1999 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made in the 1999 financial statements to conform them to and make them consistent with the presentation used in the 2000 financial statements.

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

In October 1998, the AICPA issued SOP 98-7, DEPOSIT ACCOUNTING: ACCOUNTING FOR INSURANCE AND REINSURANCE CONTRACTS THAT DO NOT TRANSFER INSURANCE RISK. SOP 98-7 provides guidance on the accounting for insurance and reinsurance contracts that do not transfer insurance risk. SOP 98-7 is effective for financial statements for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The effect of the initial adoption of SOP 98-7 is required to be reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-7 did not have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 2 - INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and began servicing such policies. Since then, UPCIC has been renewing these policies as well as soliciting business actively in the open market through independent agents.

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At March 31, 2000, the Company recorded $14,208,580 in connection with unearned premiums.

Universal Property and Casualty Management, Inc., an outside management company, provides the Company with management and personnel for the subsidiary's underwriting, claims and financial requirements, together with support offices, equipment and services. The fees for such services for the three months ended March 31, 2000 have been recorded at $ 179,402.

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

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of unearned ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 2000, deferred policy acquisition costs amounted to $2,792,141.

An allowance for uncollectible premiums receivable will be established when it becomes evident collection is doubtful. No allowance is deemed necessary at March 31, 2000.

Claims and claims adjustment expenses, less related reinsurance, are provided for as claims are incurred. The provision for unpaid claims and claim adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claims adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience.

Liabilities for unpaid claims and claims adjustment expenses are based on estimates of ultimate cost of settlement. Changes in claims estimates resulting from the continuous review process and differences between estimates and ultimate payments are reflected in expense for the year in which the revision of these estimates first became known.

UPCIC estimates claims and claims expenses based on historical experience of similar entities and payment and reporting patterns for the type of risk involved. These estimates are continuously reviewed by UPCIC's affiliated management professionals and any resulting adjustments are reflected in operations for the period in which they are determined.

Inherent in the estimates of ultimate claims are expected trends in claims severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for casualty coverage is significantly affected by such factors as the amount of historical claims experience relative to the development period, knowledge of the actual facts and circumstances, and the amount of insurance risk retained.


NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of March 31, 2000 was approximately $3.6 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 1999, UPCIC entered into quota share and excess per risk agreements with Swiss Reinsurance America Corporation, rated A+ by A.M. Best. Under the quota share treaty, UPCIC currently cedes 50% of its gross written premiums, losses and loss adjustment expenses with a ceding commission of 35%. The Company has the option to retroactively increase the annual cession to 75% or retroactively reduce the cession to 45%. In addition, the quota share treaty has a limitation for any one occurrence of $15,000,000. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

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

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:



                               Three Months Ended                       Three Months Ended
                                 March 31, 2000                           March 31, 1999
                                 --------------                           --------------


                Unpaid Loss                                     Unpaid Loss
                 and Loss                                         and Loss
                 Adjustment     Premiums        Premiums         Adjustment      Premiums       Premiums
                  Expenses       Written         Earned           Expenses        Written        Earned
                -----------     --------        --------         ----------      --------       --------

Direct          $ 1,745,401    $ 5,493,215     $ 6,079,207       $ 1,964,439   $ 2,932,021      $ 4,139,296
Assume               15,350        (22,908)        (22,908)          162,355         -              867,649
Ceded              (871,815)    (3,408,126)     (4,008,850)       (1,063,397)   (1,070,188)      (2,556,134)
                ------------   ------------    ------------      ------------  ------------     ------------
Net             $   888,936    $ 2,062,181     $ 2,047,449       $ 1,063,397   $ 1,861,833      $ 2,450,811
                ============   ============    ============      ============  ============     ============


OTHER AMOUNTS:


                                                        March 31,
                                                          2000
                                                          ----

Reinsurance recoverable on unpaid losses
  and loss adjustment expenses                         $  1,583,307
Unearned premiums reserve ceded                           6,928,842
                                                        -----------
                                                       $  8,512,149

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at March 31, 2000. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.


NOTE 4 - SUBSEQUENT EVENT

On April 3, 2000, the Company established the Universal Heights, Inc. Stock Grantor Trust ("SGT") to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2,900,000 shares of newly issued Company stock. In exchange, the SGT has delivered $29,000 and a promissory note to the Company for approximately $2,320,000 which together represent the purchase price of the shares. Amounts owed by the SGT to the Company will be repaid by cash received by the SGT, which will result in the SGT releasing shares to satisfy Company obligations for stock options.



Item 2.  Management's Discussion and Analysis of Financial Conditions and
------   ----------------------------------------------------------------
Results of Operations
---------------------

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

      The Florida Department of Insurance requires applicants to have a minimum capitalization of $5.3 million to be eligible to operate as an insurance company in the state of Florida. Upon being issued an insurance license, companies must maintain capitalization of at least $4 million. If an insurance company's capitalization falls below $4 million, then the company will be deemed out of compliance with DOI requirements, which could result in revocation of the participant's license to operate as an insurance company in the state of Florida. UPCIC's surplus at March 31, 2000 is $5,828,283.

      UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired through the JUA. UPCIC entered into agreements with the JUA whereby during 1998 UPCIC assumed approximately 30,000 policies. In addition, UPCIC has received approximately $90 per policy in bonus incentive funds from the JUA for assuming the policies. The bonus funds must be maintained in an escrow account for three years. UPCIC must not cancel the policies from the JUA for this three year period at which point UPCIC will receive the bonus money.

      The Company continues to develop into a vertically integrated insurance holding company. The Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's agency operations which include Universal Florida Insurance Agency and U.S. Insurance Solutions, Inc.

generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. Universal Risk Advisors, Inc., the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's and third party insurance products through the Company's distribution network and UPCIC. World Financial Resources (Barbados) Ltd. was formed to participate in contingent capital products. Universal Risk Life Advisors, Inc. was formed to be the Company's managing general agent for life insurance products. The Company has also formed subsidiaries that will specialize in selling insurance via the Internet. In addition, the Company has formed an independent claims adjusting company, Universal Adjusting Corporation, which adjusts UPCIC claims in certain geographic areas and an inspection company, Universal Inspection Corporation, which performs property inspections for homeowners' policies underwritten by UPCIC.

FINANCIAL CONDITION

      Cash and cash equivalents at March 31, 2000 aggregated $13,138,625. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

      UPCIC expects that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At
March 31, 2000 UPCIC's investments were comprised of $13,138,625 in cash and repurchase agreements, $3,053,080 in fixed maturity securities and $882,284 in equities.

      UPCIC does not expect to participate in takeouts of additional policies from the JUA. The policies obtained from the JUA provided the opportunity for UPCIC to solicit future renewal premiums. Approximately 65% of the policies obtained from the JUA subsequently renewed with the Company. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 31,000 homeowners insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting inland marine and personal umbrella liability policies in the future. Any such program will require DOI approval.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

      Gross premiums written increased 87.4% to $5,493,215 for the three month period ended March 31, 2000 from $2,932,021 for the three month period ended March 31, 1999. The increase in gross premiums written is primarily attributable to the Company's effort to solicit business in the open market through independent agents.

      Net premiums written increased 10.8% to $2,062,181 for the three month period ended March 31, 2000 from $1,861,833 for the three month period ended March 31, 1999. The increase in rates for gross and net premiums written reflects the impact of reinsurance since $3,408,126 or 62.0% of premiums written were ceded to reinsurers for the three month period ended March 31, 2000 as compared to $1,070,188 or 36.5% for the three month period ended March 31, 1999. Net premiums written increased at a lower rate than gross premiums as a result of the costs of the reinsurance program relative to premium base in 2000.

      Net premiums earned decreased 16.5% to $2,047,449 for the three month period ended March 31, 2000 from $2,450,811 for the three month period ended March 31, 1999. The decrease in net premiums earned is primarily attributable to policies assumed from the JUA as part of the Takeout Program that did not renew with the Company during 1999.

      Commission income increased 48.0% to $560,461 for the three month period ended March 31, 2000 from $378,798 for the three month period ended March 31> 1999. Commission income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations.

      Investment income consists of net investment income and net realized gains (losses). Investment income increased 33.1% to $193,748 for the three month period ended March 31, 2000 from $145,603 for the three month period ended March 31, 1999. The increase is primarily due to gains recognized on the sale of equity securities in the quarter ended March 31, 2000.

      Losses and loss adjustment expenses ("LAE") incurred decreased 16.4% to $888,936 for the three month period ended March 31, 2000 from $1,063,397 for the three month period ended March 31, 1999 as compared to net premiums earned which decreased 16.5% to $2,047,449 for the three month period ended March 31, 2000 from $2,450,811 for the three month period ended March 31, 1999. The Company's loss ratio, in accordance with GAAP, for the three month period ended March 31, 2000 was 43.4% compared to 43.4% for the three month period ended March 31, 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. The severity and frequency of claims remained relatively stable for the years under comparison.

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

      General and administrative expenses decreased 6.2% to $1,306,047 for the three month period ended March 31, 2000 from $1,392,706 for the three month period ended March 31, 1999. General and administrative expenses have increased due to further development of the Company's insurance operations. However, this increase has been mitigated by the higher ceding commission obtained in 2000 to offset expenses on the Company's quota share reinsurance contract.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of capital are premium revenues and investment income.

      For the three month period ended March 31, 2000, cash flows from operating activities were $(2,612,969), primarily due to the relatively smaller premium base with renewals in the first quarter of the year. Cash flow is expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities.

      The Company believes that its current capital resources will be sufficient to support current operations and expected growth for at least 24 months.

      The balance of cash and cash equivalents at March 31, 2000 is $13,138,625. This amount along with readily marketable debt and equity securities aggregating $3,935,364 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1 million up to the 100 year PML which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

      To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. The Company is also required to adhere to prescribed premium-to-capital surplus ratios. The Company is in compliance with these requirements.

      The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. Pursuant to a consent order issued to UPCIC, during UPCIC's first four years of operations, any dividend would require DOI approval.

      The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital requirements ("RBC"). RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 1999, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of the amount which would require any form of regulatory action. Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. UPCIC's statutory capital and surplus was $5,828,283 as of March 31, 2000. Statutory net income was $206,910 for the three month period ended March 31, 2000 and $511,060 for the three month period ended March 31, 1999.


                             UNIVERSAL HEIGHTS, INC.
                             -----------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

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

Item  2.  Changes in Securities
-------   ---------------------

      On January 26, 2000, the Company granted an aggregate of 355,000 options to purchase shares of Common Stock to the officers and directors of the Company at an exercise price of $1.10 per share, the quoted market price at that date. In addition, on March 20, 2000, the Company granted an aggregate of 204,166 options to the officers and directors of the Company to purchase shares of Common Stock of Tigerquote.com at an exercise price of $.60 per share. On March 15, 2000, the Company granted 225,000 options to an officer to purchase stock at $1.00 per share, the quoted market price at that date. On March 20, 2000, the Company granted 25,000 options to an officer to purchase stock at $1.00 per share, the quoted market price at that date. The options and warrants were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

                                          UNIVERSAL HEIGHTS, INC.


Date: May  15, 2000                       /s/ Bradley I. Meier
                                          --------------------
                                          Bradley I. Meier, President