Form 10QSB
period 2000-06-30
UNIVERSAL HEIGHTS INC
filed 2000-08-11
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2000

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

         Transitional Small Business Disclosure Format   Yes __   No  X
                                                                     --

                             UNIVERSAL HEIGHTS, INC.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                   (Unaudited)

                                     ASSETS

  Debt securities held-to-maturity (fair value of $3,204,035)       $ 3,396,976
  Equity securities available for sale (cost of $325,211)               398,074
  Cash and cash equivalents                                          12,415,504
  Prepaid reinsurance premiums                                        9,092,105
  Premiums and other receivables                                        996,467
  Deferred policy acquisition costs                                   2,392,413
  Property, plant and equipment, net                                    407,456
                                                                        -------
  Total assets                                                      $29,098,995
                                                                    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES:

  Unpaid losses and loss adjustment expenses                        $ 3,240,654
  Unearned premiums                                                  13,528,072
  Accounts payable                                                    1,577,875
  Other accrued expenses                                              1,390,206
  Accrued taxes, licenses and fees                                       11,384
  Due to related parties                                                 20,041
                                                                         ------
  Total liabilities                                                 $19,768,232
                                                                    -----------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
  Cumulative convertible preferred stock,
    $.01 par value, 1,000,000 shares authorized,
    138,640 shares issued and outstanding, minimum
    liquidation preference of $1,419,700                                  1,387
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 14,794,584 shares issued and outstanding                147,946
  Additional paid-in capital                                         15,110,631
  Accumulated deficit                                                (6,002,064)
  Accumulated other comprehensive income                                 72,863
                                                                      ---------
  Total stockholders' equity                                          9,330,763
                                                                      ---------
  Total liabilities and stockholders' equity                        $29,098,995
                                                                    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                            UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)



                                             For Six Months Ended       For Three Months Ended
                                          June 30,        June 30,       June 30,      June 30,
                                            2000            1999           2000          1999
                                            ----            ----           ----          ----
PREMIUMS EARNED AND OTHER REVENUES
  Premium income - net                   $3,654,146      $3,568,028    $1,606,697    $1,117,217
  Net investment income                     520,435         291,803       326,687       141,495
  Commission revenue                        644,797         537,758       313,788       163,666
                                          ---------       ---------     ---------     ---------
     Total revenues                       4,819,378       4,397,589     2,247,172     1,422,378

OPERATING COST AND EXPENSES:
  Losses and loss adjustment expenses     1,600,812       1,375,050       711,876       311,653
  General and administrative expenses     2,493,649       1,962,874     1,417,054       570,169
                                          ---------       ---------     ---------     ---------
     Total operating expenses             4,094,461       3,337,924     2,128,930       881,822


NET INCOME                                 $724,917      $1,059,665      $118,242      $540,556
                                           ========      ==========      ========      ========


INCOME PER COMMON SHARE:
Basic                                      $   0.05        $   0.07      $   0.01      $   0.04
                                           ========        ========      ========      ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                     14,795,000      14,673,000    14,795,000    14,673,000
                                         ==========      ==========    ==========    ==========


INCOME PER COMMON SHARE:
Diluted                                    $   0.05        $   0.07      $   0.01      $   0.03
                                           ========        ========      ========      ========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                    15,968,000      15,770,000    15,412,000    15,854,000
                                         ==========      ==========    ==========    ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)


                                   For Six Months          For Three Months
                                       Ended                      Ended
                              June 30,      June 30,      June 30,     June 30,
                                2000          1999          2000         1999
                                ----          ----          ----         ----
NET INCOME                   $724,917      $1,059,665     $118,242    $540,556

OTHER COMPREHENSIVE INCOME:
Change in net unrealized
(loss) gain on available-
for-sale securities          (160,364)        289,711     (370,533)    242,991
                          -----------      ----------    ----------  ---------
COMREHENSIVE INCOME
(LOSS)                       $564,553      $1,349,376    $(252,291)   $783,547
                          ===========      ==========    ==========   ========







         The accompanying notes to consolidated financial statements are an integral part of these statements.

                              UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                           Six Months Ended          Six Months Ended
                                                                June 30,                  June 30,
                                                                 2000                       1999
                                                                 ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $    724,917                $ 1,059,665
      Adjustments to reconcile net income
        to cash provided by operations:
      Amortization and depreciation                               33,630                      -
      Gain on sales of equity securities
        available-for-sale                                       (98,083)                     -
      Warrants issued in lieu of payments                         20,890                      -

Net change in assets and liabilities relating to operating activities:

      Prepaid reinsurance premiums                           ( 2,223,680)                8,012,128
      Other receivables and deposits                            (114,630)                 (978,001)
      Reinsurance recoverable on losses                            -                    (4,784,902)
      Deferred policy acquisition costs                          128,463                   355,551
      Accounts payable                                            (4,368)                 (229,304)
      Accrued expenses                                          (259,532)                 (210,132)
      Accrued taxes, licenses and fees                          (202,878)                 (110,738)
      Unpaid losses and loss adjustment expenses                 176,266                  (594,112)
      Unearned premiums                                      ( 1,266,500)               (5,107,612)
      Due to/from related parties and other                        -                      (224,437)
                                                             -----------                ----------

Net cash used in operating activities                        ( 3,085,505)               (2,811,894)
                                                             -----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                      (197,725)                   73,765
      Purchase of equity securities
        available-for-sale                                      (412,370)                    -
      Proceeds from sale of equity securities
        available-for-sale                                       434,253                   235,232
      Purchase of debt securities
        held-to-maturity                                        (884,375)                  769,453)
      Proceeds from maturities of debt securities
         held-to-maturity                                        313,220                   743,639
      Collections on notes receivable                               -                      250,000
                                                             -----------                ----------


Net cash ( used in)  provided by investing activities           (746,997)                  533,183
                                                             -----------                ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Preferred stock dividend                                   (24,976)                  (24,976)
                                                                 --------                  --------
      Net cash used in financing activities                      (24,976)                  (24,976)
                                                                 --------                  --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                 (3,857,478)               (2,303,687)

CASH AND CASH EQUIVALENTS, Beginning of period                16,272,982                11,987,091
                                                              ----------                ----------

CASH AND CASH EQUIVALENTS, End of period                     $12,415,504                $9,683,404
                                                             ===========                ==========



                     The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


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

The consolidated balance sheet of the Company as of June 30, 2000 and the related consolidated statements of operations and cash flows for six months ended June 30, 2000 and 1999 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

The preparation of financial statements in conformity with General Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made in the 1999 financial statements to conform them to and make them consistent with the presentation used in the 2000 financial statements.

NEW ACCOUNTING PRONOUNCEMENTS. in June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which changes the effective date of SFAS No. 133 for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

In October 1998, the AICPA issued  Statement of Position  ("SOP") 98-7,  DEPOSIT
ACCOUNTING:  ACCOUNTING  FOR INSURANCE  AND  REINSURANCE  CONTRACTS  THAT DO NOT

TRANSFER INSURANCE RISK. SOP 98-7 provides guidance on the accounting for insurance and reinsurance contracts that do not transfer insurance risk. The Company adopted SOP 98-7 in the first quarter of 2000. The adoption of SOP 98-7 did not have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 2 - INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA"). UPCIC received the unearned premiums and began servicing such policies. Since then, UPCIC has been renewing these policies as well as soliciting business actively in the open market through independent agents.

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At June 30, 2000, the Company had unearned premiums totaling $13,528,072.

Universal Property and Casualty Management, Inc., an outside management company, provides the Company with management and personnel for the subsidiary's underwriting, claims and financial requirements, together with support offices, equipment and services. The fees for such services for the six months ended June 30, 2000 totaled $534,929.

The JUA's incentive program provided approximately $2,700,000 to an escrow account. These funds will be released to UPCIC when certain conditions are met, including not canceling policies acquired from the JUA for a three year period. As of June 30, 2000, the Company has substantially complied with the requirements related to the bonus payments. The escrow account is not included in the accompanying consolidated financial statements.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of unearned ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At June 30, 2000, deferred policy acquisition costs amounted to $2,392,413.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at June 30, 2000.

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


NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of June 30, 2000 was approximately $4.5 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2000, UPCIC entered into quota share and excess per risk agreements with Swiss Reinsurance America Corporation, rated A+ by A.M. Best. Under the quota share treaty, UPCIC cedes a portion of its gross written premiums, losses and loss adjustment expenses with a ceding commission of 35%.

The Company has the option to retroactively increase the annual cession to 75% or retroactively reduce the cession to 45%. For the quarter ended June 30, 2000, UPCIC elected to cede 65% of gross written premiums, losses and loss adjustment expenses. Previously UPCIC ceded 50% of gross written premiums, losses and loss adjustment expenses. In addition, the quota share treaty has a limitation for any one occurrence of $6,500,000 with an option for an additional $3,500,000. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

Effective June 1, 2000, under an excess catastrophe contract, UPCIC obtained coverage of $39,000,000 in excess of $2,000,000. UPCIC also obtained variable coverage of $10,000,000 in excess of $39,000,000 ultimate net loss each loss occurrence.

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund, which is estimated to be $62,500,000. In addition, in the event a hurricane were to decrease the limits of catastrophe coverage, UPCIC purchased contingency coverage to replace the Florida Hurricane Catastrophe coverage for losses of $40,000,000 excess of $40,000,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:



                   Six Months Ended                        Six Months Ended
                     JUNE 30, 2000                           JUNE 30, 1999
                     -------------                           -------------

          Unpaid Loss                            Unpaid Loss
          and Loss                               and Loss
          Adjustment  Premiums     Premiums      Adjustment   Premiums    Premiums
          EXPENSES    WRITTEN      EARNED        EXPENSES     WRITTEN     EARNED
Direct   $ 3,929,433  $11,808,568  $13,075,068   $2,339,424   $4,932,294  $8,757,818
Assumed       37,806      (22,908)     (22,908)     241,093      (40,312)  1,241,809
Ceded     (2,366,427) (10,442,675)  (9,398,014)  (1,205,467)  (3,638,045) (6,431,599)
         ------------ ------------ ------------  -----------  ----------- -----------
Net       $1,600,812   $1,342,985   $3,654,146   $1,375,050   $1,253,937  $3,568,028
          ==========  ===========   ==========   ==========   ==========  ===========


OTHER AMOUNTS:

                                                                 June 30,
                                                                   2000
                                                                   ----
Reinsurance recoverable on unpaid losses
  and loss adjustment expenses                                $  1,926,445
Unearned premiums reserve ceded                                  7,165,660
                                                             -------------
                                                              $  9,092,105

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at June 30, 2000. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.


NOTE 4 - UNIVERSAL HEIGHTS, INC. STOCK GRANTOR TRUST

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

For financial reporting purposes, the SGT is consolidated with the Company. The fair market value of the shares held by the SGT is shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. All transactions between the SGT and the Company are eliminated. The difference between the cost and fair value of common stock held in the SGT is included in the consolidated financial statements as additional paid-in capital.

Shares held by the SGT are excluded from weighted average shares outstanding used in the computation of income or loss per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------   -----------------------------------------------------------------------

         The following discussion and analysis by management of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

          Certain statements made by the Company's management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words "believe," "expect," "anticipate," and "project," and similar expressions, identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion, among others.

OVERVIEW

         The Company is a vertically integrated insurance holding company. The Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's agency operations which include Universal Florida Insurance Agency and U.S. Insurance Solutions, Inc. generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. Universal Risk Advisors, Inc., the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's and third party insurance products through the Company's distribution network and UPCIC. World Financial Resources (Barbados) Ltd. was formed to participate in contingent capital products. Universal Risk Life Advisors, Inc. was formed to be the Company's managing general agent for life insurance products. In addition, the Company has formed an independent claims adjusting company, Universal Adjusting Corporation, which adjusts UPCIC claims in certain geographic areas and an inspection company, Universal Inspection Corporation, which performs property inspections for homeowners' policies underwritten by UPCIC.

          The Company has also formed two subsidiaries, both Internet start-up companies, that will specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services, Inc. will be an Internet insurance company while Tigerquote.com Insurance Solutions, Inc. will be a network of Internet insurance agencies. At June 30, 2000, agencies have been established in 21 states. Separate legal entities are being formed for each state and will be governed by the respective states' department of insurance.

FINANCIAL CONDITION

         Cash and cash equivalents at June 30, 2000 aggregated $12,415,504. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

         UPCIC expects that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At June 30, 2000 UPCIC's investments were comprised of $12,415,504 in cash and repurchase agreements, $3,396,976 in fixed maturity securities and $398,074 in equity securities.

          Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Approximately 65% of the policies obtained from the JUA subsequently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 39,000 homeowners insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting inland marine and personal umbrella liability policies in the future. Any such program will require DOI approval.

RESULTS OF OPERATIONS -SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

         Gross premiums written increased 139.4% to $11,808,568 for the six month period ended June 30, 2000 from $4,932,294 for the six month period ended June 30, 1999. The increase in gross premiums written is primarily attributable to the Company's effort to solicit business in the open market through independent agents.

         Net premiums written increased 7.1% to $1,342,985 for the six month period ended June 30, 2000 from $1,253,937 for the six month period ended June 30, 1999. The increase in rates for gross and net premiums written reflects the impact of reinsurance since $10,442,675 or 88.4% of premiums written were ceded to reinsurers for the six month period ended June 30, 2000 as compared to $3,638,045 or 73.8% for the six month period ended June 30, 1999. Net premiums written increased at a lower rate than gross premiums as a result of the costs of the reinsurance program relative to premium base in 2000 and a higher rate of cession on the quota share reinsurance treaty.

         Net premiums earned increased 2.4% to $3,654,146 for the six month period ended June 30, 2000 from $3,568,028 for the six month period ended June 30, 1999. The increase in net premiums earned is primarily attributable to the Company's effort to solicit business in the open market through independent agents. However, as compared to gross written premiums the increase is mitigated due to policies assumed from the JUA as part of the Takeout Program that did not renew with the Company during 1999, as well as a result of increased costs of the reinsurance program and a higher rate of cession on the quota share reinsurance treaty.

         Commission income increased 19.9% to $644,797 for the six month period ended June 30, 2000 from $537,758 for the six month period ended June 30, 1999. Commission income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations.

         Investment income consists of net investment income and net realized gains (losses). Investment income increased 78.4% to $520,435 for the six month period ended June 30, 2000 from $291,803 for the six month period ended June 30, 1999. The increase is primarily due to gains recognized on the sale of equity securities in the six months ended June 30, 2000.

         Losses and loss adjustment expenses ("LAE") incurred increased 16.4% to $1,600,812 for the six month period ended June 30, 2000 from $1,375,050 for the six month period ended June 30, 1999 as compared to net premiums earned which increased 2.4% to $3,654,146 for the six month period ended June 30, 2000 from $3,568,028 for the six month period ended June 30, 1999. The Company's loss ratio, in accordance with GAAP, for the six month period ended June 30, 2000 was 43.8% compared to 38.5% for the six month period ended June 30, 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. The severity and frequency of claims remained relatively stable for the years under comparison.

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

         General and administrative expenses increased 27.0% to $2,493,649 for the six month period ended June 30, 2000 from $1,962,874 for the six month period ended June 30, 1999. A significant portion of this increase was in the second quarter of 2000. General and administrative expenses have increased due to further development of the Company's insurance operations. Approximately $500,000 of general and administrative expenses has been incurred in developing the Company's insurance Internet initiative, the majority of which was incurred in the second quarter of 2000.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

         Gross premiums written increased 215.7% to $6,315,353 for the three month period ended June 30, 2000 from $2,000,273 for the three month period ended June 30, 1999. The increase in gross premiums written is primarily attributable to the Company's effort to solicit business in the open market through independent agents.

         Net premiums earned increased 43.8% to $1,606,697 for the three month period ended June 30, 2000 from $1,117,217 for the three month period ended June 30, 1999. The increase in net premiums earned is primarily attributable to the Company's effort to solicit business in the open market through independent agents. However, as compared to gross written premiums the increase is mitigated due to policies assumed from the JUA as part of the Takeout Program that did not renew with the Company during 1999, as well as a result of increased costs of the reinsurance program and a higher rate of cession on the quota share reinsurance treaty.

         Commission income increased 91.7% to $313,788 for the three month period ended June 30, 2000 from $163,666 for the three month period ended June 30, 1999. Commission income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations.

         Investment income consists of net investment income and net realized gains (losses). Investment income increased 130.8% to $326,687 for the three month period ended June 30, 2000 from $141,495 for the three month period ended June 30, 1999. The increase is primarily due to gains recognized on the sale of equity securities in the three months ended June 30, 2000.

         Losses and loss adjustment expenses ("LAE") incurred increased 128.4% to $711,876 for the three month period ended June 30, 2000 from $311,653 for the three month period ended June 30, 1999 as compared to net premiums earned which increased 43.8% to $1,606,697 for the three month period ended June 30, 2000 from $1,117,217 for the three month period ended June 30, 1999. The Company's loss ratio, in accordance with GAAP, for the three month period ended June 30, 2000 was 44.3% compared to 27.9% for the three month period ended June 30, 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

         General and administrative expenses increased 148.5% to $1,417,054 for the three month period ended June 30, 2000 from $570,619 for the three month period ended June 30, 1999. General and administrative expenses have increased due to further development of the Company's insurance operations. Approximately $500,000 of general and administrative expenses has been incurred in developing the Company's insurance Internet initiative, the majority of which was incurred in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of capital are premium revenues and investment income.

          For the six month period ended June 30, 2000, cash flows used in operating activities were $3,085,505 primarily due to the relatively smaller premium base with renewals in the first half of the year and JUA policies that did not renew. Cash flow from operating activities is expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities is comprised of payment of preferred stock dividends.

          The Company believes that its current capital resources will be sufficient to support current operations and expected growth for at least 24 months.

          The balance of cash and cash equivalents at June 30, 2000 is $12,415,504. This amount along with readily marketable debt and equity securities aggregating $3,795,050 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1 million up to the 100 year Probable Maximum Loss ("PML") which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

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

          The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital requirements ("RBC"). RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 1999, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of the amount which would require any form of regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. UPCIC's statutory capital and surplus was $6,001,589 as of June 30, 2000. Statutory net income was $711,935 for the six month period ended June 30, 2000 and $989,592 for the six month period ended June 30, 1999.

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

         On January 26, 2000, the Company granted an aggregate of 355,000 options to purchase shares of common stock to the officers and directors of the Company at an exercise price of $1.10 per share, the quoted market price at that date. On March 15, 2000, the Company granted 225,000 options to an officer to purchase stock at $1.00 per share, the quoted market price at that date. On March 15, 2000, the Company granted 25,000 options to an officer to purchase stock at $1.00 per share, the quoted market price at that date. In addition, on March 20, 2000, the Company granted an aggregate of 204,166 options to the officers and directors of the Company to purchase shares of common stock of the Company's subsidiary, Tigerquote.com Insurance and Financial Services Group Inc. at an exercise price of $.60 per share.

         Pursuant to an agreement between the Company and KCSA Public Relations Worldwide ("KCSA"), the Company agreed to issue 75,000 warrants to Robert J. Giordano to purchase shares of common stock at an exercise price of $1.75 per share in connection with investor relation services. Pursuant to an agreement between the Company and NJV Associates, Inc. ("NJV"), the Company agreed to issue 200,000 warrants to Nunzio J. Valerie, Jr. to purchase shares of common stock at exercise prices ranging from $1.00 to $3.25 per share in connection with investor relation services. The options and warrants were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

                                                 UNIVERSAL HEIGHTS, INC.


Date: August 11, 2000                            /s/ Bradley I. Meier
                                                 --------------------
                                                 Bradley I. Meier, President

                                                                      EXHIBIT II

                             Universal Heights, Inc.

             Statement Regarding the Computation of Per Share Income

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income for the six month and three month periods ended June 30, 2000 and 1999.


                                                         Six Months Ended                                  Six Months Ended
                                                         JUNE 30, 2000                                     JUNE 30, 1999
                                                         -------------                                     --------------

                                       Income                                           Income
                                       Available                                        Available
                                       to Common                        Per-Share       to Common                          Per-Share
                                       STOCKHOLDERS       SHARES        AMOUNT          STOCKHOLDERS        SHARES         AMOUNT
                                       ------------       ------        --------        ------------        ------         ------
Net income                               $724,917                                        $1,059,665
  Less: Preferred stock dividends         (24,976)                                          (24,976)
                                         --------                                            ------
Income available to common
   stockholders                           699,941       14,795,000       $0.05           $1,034,689       14,673,000        $0.07
                                                                         =====                                              =====

Effect of dilutive securities:

   Stock options and warrants               ---            605,000         ---                ---            529,000          ---
   Preferred stock                         24,976          568,000         ---               24,976          568,000          ---
                                           ------          -------      ------               ------          -------       ------
Income available to common
  stockholders and assumed
     conversion                          $724,917       15,968,000      $ 0.05           $1,059,665       15,770,000        $0.07
                                        =========       ==========      ======           ==========       ==========       ======


Options and warrants totaling 10,382,000 and 9,999,000 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the six months ended June 30, 2000 and 1999, respectively.


                                                      Three Months Ended                                 Three Months Ended
                                                         JUNE 30, 2000                                     JUNE 30, 1999
                                                         -------------                                     --------------

                                       Income                                           Income
                                       Available                                        Available
                                       to Common                        Per-Share       to Common                          Per-Share
                                       STOCKHOLDERS       SHARES        AMOUNT          STOCKHOLDERS        SHARES         AMOUNT
                                       ------------       ------        --------        ------------        ------         ------
Net income                               $118,242                                        $540,556
  Less: Preferred stock dividends         (12,488)                                        (12,488)
                                         --------                                          ------
Income available to common
   stockholders                           105,754       14,795,000       $0.01           $528,068         14,673,000        $0.04
                                                                         =====                                              =====

Effect of dilutive securities:

   Stock options and warrants               ---             49,000         ---              ---              613,000        (0.01)
   Preferred stock                         12,488          568,000         ---             12,488            568,000          ---
                                           ------          -------      ------             ------            -------       ------
Income available to common
  stockholders and assumed
     conversion                          $118,242       15,412,000      $ 0.01           $540,556         15,854,000        $0.03
                                        =========       ==========      ======           ========         ==========       ======


Options and warrants totaling 10,938,000 and 9,915,000 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the three months ended June 30, 2000 and 1999, respectively.