Form 10QSB
period 2000-09-30
UNIVERSAL HEIGHTS INC
filed 2000-11-13
CIK 891166

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the quarterly period ended September 30, 2000

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


Company's telephone number, including area code: (305) 792-4200


         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---  ---

         Number of shares of the Common Stock of Universal Heights, Inc. issued and outstanding as of October 1, 2000: 14,751,694.

         Transitional Small Business Disclosure Format   Yes     No  X
                                                             --      --

                             UNIVERSAL HEIGHTS, INC.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS
-------      --------------------

         The following unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)


                                     ASSETS
Debt securities held-to-maturity (fair value of $3,426,137)          $3,569,493
Equity securities available for sale (cost of $313,997)                 377,005
Cash and cash equivalents                                            11,324,748
Prepaid reinsurance premiums                                         10,082,125
Premiums and other receivables                                          820,916
Deferred policy acquisition costs                                     2,483,461
Property, plant and equipment, net                                      565,880
                                                                       --------
Total assets                                                        $29,223,628
                                                                    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                           $3,470,325
Unearned premiums                                                    13,767,482
Accounts payable                                                      2,352,723
Other accrued expenses                                                1,038,554
Accrued taxes, licenses and fees                                         11,384
Due to related parties                                                   20,040
                                                                         ------
Total liabilities                                                   $20,660,508
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding,
  minimum liquidation preference of  $1,419,700                           1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
  14,794,584 shares issued and outstanding                              147,946
Common stock in treasury, at cost - 42,890 shares
                                                                        (34,508)
Additional paid-in capital                                           15,108,741
Accumulated deficit                                                  (6,723,454)
Accumulated other comprehensive income                                   63,008
                                                                      ---------
Total stockholders' equity                                            8,563,120
                                                                    -----------
Total liabilities and stockholders' equity                          $29,223,628

The accompanying notes to consolidated financial statements are an integral part of these statements.


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For Nine Months Ended             For Three Months Ended
                                                 September 30,    September 30,     September 30,     September 30,
                                                     2000              1999              2000             1999
                                                     ----              ----              ----             ----
PREMIUMS EARNED AND OTHER REVENUES
     Premium income - net                            $5,116,917        $5,209,931        $1,462,771       $1,641,903
     Net investment income                              778,672           409,234           258,237          122,135
     Commission revenue                               1,035,819           648,900           391,022          106,438
                                                      ---------           -------           -------          -------
               Total revenues                         6,931,408         6,268,065         2,112,030        1,870,476

OPERATING COST AND EXPENSES:
     Losses and loss adjustment expenses              2,836,265         2,221,804         1,235,453          846,754
     General and administrative expenses              4,079,128         2,473,036         1,585,479          510,162
                                                      ---------         ---------         ---------          -------
         Total operating expenses                     6,915,393         4,694,840         2,820,932        1,356,916


NET INCOME  (LOSS)                                      $16,015        $1,573,225        $ (708,902)       $ 513,560
                                                      =========        ==========        ==========         ========

INCOME (LOSS) PER COMMON SHARE:
Basic                                                 $    0.00        $     0.10        $   (0.05)       $     0.03
                                                    ===========        ==========        ==========       ==========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                 14,780,000        14,673,000        14,752,000       14,673,000
                                                    ===========        ==========        ==========       ==========
INCOME (LOSS) PER COMMON SHARE:
Diluted                                                $   0.00          $   0.10         $  (0.05)         $   0.03
                                                    ===========        ==========        ==========       ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                                15,751,000        15,823,000        15,320,000       15,930,000
                                                    ===========        ==========        ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)


                                                         For Nine Months                       For Three Months
                                                              Ended                                Ended
                                             September 30,         September 30,       September 30,     September 30,
                                                    2000               1999                 2000                1999
                                                    ----               ----                 ----                ----
NET INCOME (LOSS)                                $16,015           $1,573,225           $(708,902)            $513,560

OTHER COMPREHENSIVE INCOME:
Change in net unrealized (loss) gain on
available-for- sale securities                  (170,219)             204,474              (9,855)             (85,237)
                                               ---------          -----------            ----------           --------
 COMREHENSIVE INCOME (LOSS)                    $(154,204)          $1,777,699           $(718,757)            $428,323
                                             =============          ==========           ==========           ========





   The accompanying notes to consolidated financial statements are an integral part of these statements.


                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended    Nine Months Ended
                                                                     September 30,      September  30,
                                                                        2000                  1999
                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   16,015             $ 1,573,225

    Adjustments to reconcile net income
      to cash provided by operations:
    Amortization and depreciation                                      50,320                    -
    Gain on sales of equity securities available-for-sale            (182,708)                   -
    Warrants issued in lieu of payments                                19,000                    -

Net change in assets and liabilities relating to operating activities:

      Prepaid reinsurance premiums                                 (3,213,700)              8,012,128
      Other receivables and deposits                                   60,921                (589,460)
      Reinsurance recoverable on losses                                     -              (5,635,766)
      Deferred policy acquisition costs                                37,415                (450,158)
      Accounts payable                                                770,480                (271,372)
      Accrued expenses                                               (611,184)                 (5,200)
      Accrued taxes, licenses and fees                               (202,878)                 75,000
      Unpaid losses and loss adjustment expenses                      405,937                (370,207)
      Unearned premiums                                            (1,027,090)             (3,524,506)
      Due to/from related parties and other                               -                  (115,670)
                                                                   -----------             -----------

Net cash used in operating activities                              (3,877,472)             (1,301,986)
                                                                   ----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                           (372,839)                 40,173
      Purchase of equity securities available-for-sale               (434,253)                      -
      Proceeds from sale of equity securities available-for-sale      551,601                 235,232
      Purchase of debt securities held-to-maturity                 (1,147,085)             (1,692,414)
      Proceeds from maturities of debt securities held-to-maturity    403,786               1,143,186
      Collections on notes receivable                                 250,000

Net cash used in investing activities                                (998,790)                (23,823)
                                                                   ----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Preferred stock dividend                                        (37,463)                (37,463)
      Treasury stock purchases                                        (34,509)                    -
                                                                   ----------              -----------
      Net cash used in financing activities                           (71,972)                (37,463)
                                                                   ----------              -----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                      (4,948,234)              (1,363,272)

CASH AND CASH EQUIVALENTS, Beginning of period                     16,272,982               11,987,091
                                                                   ----------              -----------
CASH AND CASH EQUIVALENTS, End of period                          $11,324,748              $10,623,819
                                                                  ===========              ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    UNIVERSAL HEIGHTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

The consolidated balance sheet of the Company as of September 30, 2000 and the related consolidated statements of operations and cash flows for nine months ended September 30, 2000 and 1999 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made in the 1999 financial statements to conform them to and make them consistent with the presentation used in the 2000 financial statements.

New Accounting Pronouncements. in June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which changes the effective date of SFAS No. 133 for financial statements for fiscal years beginning after June 15, 2000. Management does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial position, results of opertions or cash flows.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At September 30, 2000, the Company had unearned premiums totaling $13,767,482.

Universal Property and Casualty Management, Inc., an outside management company, provides the Company with management and personnel for the subsidiary's underwriting, claims and financial requirements, together with support offices, equipment and services. The fees for such services for the nine months ended September 30, 2000 totaled $764,468.

The JUA's incentive program provided approximately $2,700,000 to an escrow account. These funds will be released to UPCIC when certain conditions are met, including not canceling policies acquired from the JUA for a three year period. As of September 30, 2000, the Company has substantially complied with the requirements related to the bonus payments, thus UPCIC anticipates that it will receive from escrow bonus payments in the first quarter of 2001. The escrow account is not included in the accompanying consolidated financial statements.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of unearned ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At September 30, 2000, deferred policy acquisition costs amounted to $2,483,461.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at September 30, 2000.

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


NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of September 30, 2000 was approximately $4.5 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Under the quota share treaty, UPCIC cedes a portion of its gross written premiums, losses and loss adjustment expenses with a ceding commission of 35%. The Company has the option to retroactively increase the annual cession to 75% or retroactively reduce the cession to 45%. For the second and third quarters ended September 30, 2000, UPCIC elected to cede 65% of gross written premiums, losses and loss adjustment expenses. Previously UPCIC ceded 50% of gross written premiums, losses and loss adjustment expenses. In addition, the quota share treaty has a limitation for any one occurrence of $6,500,000 with an option for an additional $3,500,000. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

Effective June 1, 2000, under an excess catastrophe contract, UPCIC obtained coverage of $39,000,000 in excess of $2,000,000. UPCIC also obtained variable coverage of $10,000,000 in excess of $39,000,000 ultimate net loss each loss occurrence.

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund, which is estimated to be $50,000,000. In addition, in the event a hurricane were to decrease the limits of catastrophe coverage, UPCIC purchased contingency coverage to replace the Florida Hurricane Catastrophe coverage for losses of $40,000,000 in excess of $40,000,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:


                                     Nine Months Ended                       Nine Months Ended
                                     September 30, 2000                      September 30, 1999
                                     ------------------                       ------------------

               Unpaid Loss                                      Unpaid Loss
               and Loss                                         and Loss
               Adjustment       Premiums        Premiums        Adjustment    Premiums         Premiums
               Expenses         Written         Earned          Expenses      Written          Earned
               --------         -------         ------          --------      --------         ------
Direct        $ 6,782,515      $19,281,560     $20,308,651     $4,046,701    $11,821,024      $13,991,878
Assumed             6,457          (22,908)        (22,908)       396,908        (60,548)       1,293,137
Ceded          (3,952,707)     (16,453,672)    (15,168,826)    (2,221,805)    (8,572,846)     (10,075,084)
               -----------      -----------     ------------    -----------    ----------      -----------
Net            $2,836,265       $2,804,980      $5,116,917     $2,221,804     $3,187,630       $5,209,931
               ==========       ==========      ============   ==========     ==========       ==========


OTHER AMOUNTS:

                                                          September 30,
                                                              2000
                                                              ----
Reinsurance recoverable on unpaid losses
  and loss adjustment expenses                           $  2,071,009
Unearned premiums reserve ceded                             8,011,116
                                                           ----------
                                                         $ 10,082,125
                                                           ==========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at September 30, 2000. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------- ------------------------------------------------------------------------

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

OVERVIEW

         The Company is a vertically integrated insurance holding company. The Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's agency operations which include Universal Florida Insurance Agency and U.S. Insurance Solutions, Inc. generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. Universal Risk Advisors, Inc., the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's and third party insurance products through the Company's distribution network and UPCIC. Capital Resources Group Ltd. was formed to participate in contingent capital products. Universal Risk Life Advisors, Inc. was formed to be the Company's managing general agent for life insurance products. In addition, the Company has formed an independent claims adjusting company, Universal Adjusting Corporation, which adjusts UPCIC claims in certain geographic areas and an inspection company, Universal Inspection Corporation, which performs property inspections for homeowners' policies underwritten by UPCIC.

         The Company has also formed two subsidiaries, both Internet start-up companies, that plan to specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services, Inc. plans to be an Internet insurance company while Tigerquote.com Insurance Solutions, Inc. plans to be a network of Internet insurance agencies. At September 30, 2000, agencies have been established in 22 states. Separate legal entities are being formed for each state and will be governed by the respective states' department of insurance.

FINANCIAL CONDITION

         Cash and cash equivalents at September 30, 2000 aggregated $11,324,748. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

         UPCIC expects that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At September 30, 2000 UPCIC's investments were comprised of $11,324,748 in cash and repurchase agreements, $3,569,493 in fixed maturity securities and $377,005 in equity securities.

         Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Approximately 65% of the policies obtained from the JUA subsequently renewed with the Company. The JUA takeout program was attractive because it provided both substantial regulatory and financial incentives to private insurer participants such as UPCIC. Participants receive a bonus payment based upon the number of policies taken out of the JUA portfolio. Through September 30, 20000, UPCIC has received bonus payments of approximately $2,700,000 based upon a portfolio takeout of approximately 30,000 policies. Bonus payments are held in escrow for three years. After the three-year period, if certain conditions are met, including maintaining a minimum number of policies, UPCIC will have unrestricted use of the bonus payments. In addition, UPCIC will have investment income from the bonus payments that will also be available at the end of the three years. UPCIC anticipates that it will receive from escrow bonus payments in the first quarter of 2001 because, to date, the Company has substantially complied with requirements related to the bonus payments. UPCIC does not expect to participate in takeouts of additional policies from the JUA.

         In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 39,500 homeowners insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting inland marine and personal umbrella liability policies in the future. Any such program will require DOI approval.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

         Gross premiums written increased 63.1% to $19,281,560 for the nine month period ended September 30, 2000 from $11,821,024 for the nine month period ended September 30, 1999. The increase in gross premiums written is primarily attributable to the Company's effort to solicit business in the open market through independent agents.

         Net premiums written decreased 34.6% to $2,804,980 for the nine month period ended September 30, 2000 from $3,187,630 for the nine month period ended September 30, 2000. The decrease in net premiums written reflects the impact of reinsurance since $16,453,672 or 85.3% of premiums written were ceded to reinsurers for the nine month period ended September 30, 2000 as compared to $8,572,846 or 72.5% for the nine month period ended September 30, 1999. This was a result of increased costs of the reinsurance program relative to the premium base in 2000, as well as a higher rate of cession on the quota share reinsurance treaty.

         Net premiums earned decreased 1.8% to $5,116,917 for the nine month period ended September 30, 2000 from $5,209,931 for the nine month period ended September 30, 1999. The decrease in net premiums earned is attributable to policies assumed from the JUA as part of the Takeout Program that did not renew with the Company during 1999, as well as a result of increased costs of the reinsurance program and a higher rate of cession on the quota share reinsurance treaty. The decrease is mitigated by the Company's effort to solicit business in the open market.

         Commission income increased 59.6% to $1,035,819 for the nine month period ended September 30, 2000 from $648,900 for the nine month period ended September 30, 1999. Commission income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations.

         Investment income consists of net investment income and net realized gains (losses). Investment income increased 90.3% to $778,672 for the nine month period ended September 30, 2000 from $409,234 for the nine month period ended September 30, 1999. The increase is primarily due to gains recognized on the sale of equity securities in the nine months ended September 30, 2000.

         Losses and loss adjustment expenses ("LAE") incurred increased 27.7% to $2,836,265 for the nine month period ended September 30, 2000 from $2,221,804 for the nine month period ended September 30, 1999. The Company's loss ratio, in accordance with GAAP, for the nine month period ended September 30, 2000 was 55.4% compared to 42.6% for the nine month period ended September 30, 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. The severity and frequency of claims remained relatively stable for the years under comparison.

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

         General and administrative expenses increased 64.9% to $4,079,128 for the nine month period ended September 30, 2000 from $2,473,036 for the nine month period ended September 30, 1999. General and administrative expenses have increased due to further development of the Company's insurance operations. Approximately $900,000 of general and administrative expenses has been incurred in 2000 developing the Company's insurance Internet initiative.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1999

         Gross premiums written increased 8.5% to $7,472,992 for the three month period ended September 30, 2000 from $6,888,730 for the three month period ended September 30, 1999. The increase in gross premiums written is primarily attributable to the Company's effort to solicit business in the open market through independent agents.

         Net premiums earned decreased 10.9% to $1,462,771 for the three month period ended September 30, 2000 from $1,641,903 for the three month period ended September 30, 1999. The decrease in net premiums earned is attributable to policies assumed from the JUA as part of the Takeout Program that did not renew with the Company during 1999, as well as a result of increased costs of the reinsurance program and a higher rate of cession on the quota share reinsurance treaty. The decrease is mitigated by the Company's effort to solicit business in the open market through independent agents.

         Commission income increased 267.4% to $391,022 for the three month period ended September 30, 2000 from $106,438 for the three month period ended September 30, 1999. Commission income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations.

         Investment income consists of net investment income and net realized gains (losses). Investment income increased 111.4% to $258,237 for the three month period ended September 30, 2000 from $122,135 for the three month period ended September 30, 1999.

         Losses and loss adjustment expenses ("LAE") incurred increased 45.9% to $1,235,453 for the three month period ended September 30, 2000 from $846,754 for the three month period ended September 30, 1999. The Company's loss ratio, in accordance with GAAP, for the three month period ended September 30, 2000 was 84.5% compared to 51.6% for the three month period ended September 30, 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

         General and administrative expenses increased 210.8% to $1,585,479 for the three month period ended September 30, 2000 from $510,162 for the three month period ended September 30, 1999. General and administrative expenses have increased due to further development of the Company's insurance operations. Approximately $900,000 of general and administrative expenses has been incurred in developing the Company's insurance Internet initiative in 2000, approximately $440,000 of which was incurred in the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of capital are premium revenues and investment income.

          For the nine month period ended September 30, 2000, cash flows used in operating activities were $3,877,472 primarily due to the relatively smaller premium base with renewals in the first half of the year and JUA policies that did not renew. Cash flow from operating activities is expected to be positive in the reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities is comprised of payment of preferred stock dividends and purchases of treasury stock.

          The Company believes that its current capital resources will be sufficient to support current operations and expected growth for at least 24 months.

          The  balance of cash and cash  equivalents  at  September  30, 2000 is
$11,324,748. This amount along with readily marketable debt and equity securities aggregating $3,946,498 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1 million up to the 100 year Probable Maximum Loss ("PML") which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

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

          The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital requirements ("RBC"). RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 1999, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of the amount which would require any form of regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. UPCIC's statutory capital and surplus was $5,412,606 as of September 30, 2000. Statutory net income was $129,192 for the nine month period ended September 30, 2000 and $635,794 for the nine month period ended September 30, 1999.

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

         Pursuant to an agreement between the Company and KCSA Public Relations Worldwide ("KCSA"), the Company agreed to issue 75,000 warrants to Robert J. Giordano to purchase shares of common stock at an exercise price of $1.75 per share in connection with investor relation services. The options and warrants were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended. Warrants to be issued to Nunzio J. Valerie, Jr. pursuant to an agreement between the Company and NJV Associates, Inc. were in fact not issued.

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

                                                 UNIVERSAL HEIGHTS, INC.


Date: November 13, 2000                          /s/ Bradley I. Meier
                                                 -------------------------------
                                                 Bradley I. Meier, President

                                                                      EXHIBIT II


                             Universal Heights, Inc.

             Statement Regarding the Computation of Per Share Income

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income for the nine month and three month periods ended September 30, 2000 and 1999.

                                                Nine Months Ended                       Nine Months Ended
                                                September 30, 2000                      September 30, 1999
                                                ------------------                      ------------------
                                        Income                                 Income
                                        Available                              Available
                                        to Common                  Per-Share   to Common                    Per-Share
                                        Stockholders    Shares     Amount      Stockholders     Shares      Amount
                                        ------------    ------     ------      ------------     ------      ------
Net income                                  $16,015                              $1,573,225
  Less: Preferred stock dividends           (37,463)                                (37,463)
                                            --------                                  ------
Income available to common
   stockholders                             (21,448)   14,780,000   $0.00        $1,535,762     14,673,000    $0.10

Effect of dilutive securities:

   Stock options and warrants                  ---        403,000     ---               ---        582,000      ---
   Preferred stock                           37,463       568,000     ---            37,463        568,000      ---
                                             ------     --------   ------         ---------        -------    -----
Income available to common
  stockholders and assumed
     conversion                             $16,015   15,751,000   $ 0.00        $1,573,225     15,823,000     $0.10
                                            =======   ==========   ======        ==========     ==========     ======

Options and warrants totaling 10,334,276 and 9,625,000 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the nine months ended September 30, 2000 and 1999, respectively.

                                               Three Months Ended                      Three Months Ended
                                                September 30, 2000                      September 30, 1999
                                                ------------------                      ------------------
                                        Income                                 Income
                                        Available                              Available
                                        to Common                  Per-Share   to Common                    Per-Share
                                        Stockholders    Shares     Amount      Stockholders     Shares      Amount
                                        ------------    ------     ------      ------------     ------      ------
Net income (loss)                        $ (708,902)                             $  513,560
  Less: Preferred stock dividends           (12,488)                                (12,488)
                                          ----------                                 ------
Income available to common
   stockholders                            (721,380)   14,752,000   $(0.05)      $  501,072    14,673,000       $0.03
                                                                     =====                                      =====

Effect of dilutive securities:

   Stock options and warrants                   ---          ---       ---              ---       689,000         ---
   Preferred stock                           12,488      568,000       ---           12,488       568,000         ---
                                             ------      -------      ----           ------       -------       -----
Income available to common
  stockholders and assumed
     conversion                          $ (708,902)  15,320,000    $ (0.05)      $ 513,560    15,930,000       $0.03
                                         ==========   ==========    ========      =========    ==========       =====

Options and warrants totaling 10,737,276 and 9,518,000 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the three months ended September 30, 2000 and 1999, respectively.