Form 10KSB
period 2000-12-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2001-04-02
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                         COMMISSION FILE NUMBER 0-20848

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                   65-0231984
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  2875 N.E. 191ST STREET, SUITE 300                         33180
          MIAMI, FLORIDA                                  (Zip Code)
(Address of principal executive offices)

Company's telephone number, including area code: (305) 792-4200

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $.01 PAR VALUE                      OTC BULLETIN BOARD
REDEEMABLE COMMON STOCK PURCHASE                  OTC BULLETIN BOARD
WARRANTS                                  (Name of exchange where registered)
    (Title of each class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuers revenues for its most recent fiscal year: $9,146,016

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2000: $9,309,115

     State the number of shares of Common Stock of Universal Insurance Holdings, Inc. outstanding as of March 1, 2000: 17,794,584

Transitional Small Business Disclosure Format: YES    NO X

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

THE COMPANY

         Universal Insurance Holdings, Inc., ("UIH" or the "Company") was originally organized as Universal Heights, Inc. in 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. In April 1997, the Company organized a subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), as part of its strategy to take advantage of what management believed to be profitable business and growth opportunities in the marketplace. UPCIC was formed to participate in the transfer of homeowner insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA"). The Company has since evolved into a vertically integrated insurance holding company which, through its various subsidiaries, covers substantially all aspects of its insurance underwriting, distribution and claims process.

         The Company was incorporated under the laws of the State of Delaware on November 13, 1990 and its principal executive offices are located at 2875 N.E. 191st Street, Suite 300, Miami, Florida 33180, and its telephone number is (305) 792-4200.

INSURANCE BUSINESS

         On October 29, 1997, the Florida Department of Insurance ("DOI") approved UPCIC's application for a permit to organize as a domestic property and casualty insurance company in the State of Florida. On December 4, 1997, UIH raised approximately $6.7 million in a private placement of common stock with various institutional and other accredited investors ("Private Offering"). The proceeds of the offering were used to meet the minimum regulatory capitalization requirements ($5.3 million) of the DOI to obtain an insurance company license and for general working capital purposes. UPCIC received a license to engage in underwriting homeowners' insurance in the State of Florida on December 31, 1997. In 1998, UPCIC began operations through the assumption of homeowner insurance policies issued by the JUA.

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

         The Takeout Program was attractive because it provided both substantial regulatory and financial incentives to private insurer participants. On the regulatory side, participants are exempt from assessments by the DOI for the state's emergency insurance coverage programs for a period of three years. On the financial side, Takeout Program participants receive a bonus payment based upon the number of policies taken out of the JUA portfolio. Through December 31, 2000, UPCIC has received bonus payments of approximately $2,700,000 based upon a portfolio takeout of approximately 30,000 policies. Bonus payments must be held in escrow for three years. After the three-year period, if certain conditions are met, including maintaining a minimum number of policies, UPCIC will have unrestricted use of the bonus payments. In addition, UPCIC will have investment income from the bonus payments that will also be available at the end of the three years. These bonus payments will not be included in the Company's assets until receipt at the end of the three-year period. To date, the Company has substantially complied with requirements related to the bonus payments. In March 2001, bonus payments of $1,815,200 were released from escrow for 18,152 policies which reached their three-year anniversary in the first two months of 2001.

         UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired from the JUA. The insurance business acquired from the JUA provided a base for renewal premiums. The majority of these policies subsequently renewed with the Company. In an effort to further grow its insurance operations, in 1998 UPCIC also began to solicit business actively in the open market through independent agents. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Through renewal of the JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 40,000 homeowners' insurance policies covering homes and condominium units.

         The Company's primary product is homeowners insurance. The Company's criteria for selecting insurance policies includes the use of specific policy forms, limitations on coverage amounts on buildings and contents, acceptance of policies with low frequency of claims, and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS). UPCIC's portfolio at December 31, 2000 includes approximately 30,000 policies with coverage for wind risks and 10,000 policies without wind risk. The average wind premium is approximately $790 and the average ex-wind premium is approximately $480. Approximately 36% of the policies are located in Dade, Broward and Palm Beach counties.

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

         Claims handling functions for UPCIC were initially administered by an independent claims adjustment firm licensed in Florida that is nationally recognized as an expert in claims adjusting and which has catastrophe response capabilities. UPCIC retained oversight of claims administration by imposing specified limits of claims settlement authority and by conducting regular audits of claims practices. In 1999, the Company formed Universal Adjusting Corporation, a wholly-owned subsidiary, which currently performs claims adjustment for UPCIC claims. This gives the Company greater command over its loss control and expenditures.

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

AGENCY OPERATIONS

         Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of the Company, to solicit voluntary business. These two entities are the foundation of the Company's agency operations which seek to generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A. Insurance Solutions, Inc. was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency.

DIRECT SALES OPERATIONS

         The Company has formed subsidiaries that specialize, or will specialize, in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com Insurance & Financial Services Group, Inc., which is not yet operational, will be an internet insurance company while Tigerquote.com Insurance Solutions, Inc. is a currently operating network of internet insurance agencies. To date, these insurance agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

OTHER OPERATIONS

         On June 2, 2000 Capital Resources Group, LTD. was incorporated as a subsidiary of UIH to participate in the international insurance and reinsurance markets. The Company has also formed an inspection company Universal Inspection Corporation, which was incorporated in Florida on January 3, 2000. Universal Inspection Corporation performs property inspections for homeowners' policies underwritten by UPCIC and the JUA.

FACTORS AFFECTING OPERATION RESULTS AND MARKET PRICE OF STOCK

         The Company and its subsidiaries operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. This report contains in addition to historical information, forward-looking statements that involve risks and uncertainties. The words "expect," "estimate," "anticipate," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those set forth in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those uncertainties discussed below as well as those discussed elsewhere in this report.

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

LIMITED INSURANCE COMPANY OPERATING HISTORY

         UPCIC was incorporated in April 1997 and began operations in February 1998. Accordingly, UPCIC did not generate significant revenue until the second quarter of 1998 when it had completed the acquisition of, and received premiums for, policies from the JUA. UPCIC's growth to date may not be an accurate indication of future results of operations in light of UPCIC's short operating history, the competitive nature of the insurance industry, and the effects, if any, of seasonality on UPCIC's results of operations.

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

RELIANCE ON THIRD PARTIES AND REINSURERS

         UPCIC is dependent upon third parties to perform certain functions including, but not limited to, claims management, investment management, the purchase of reinsurance, underwriting, policy origination and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that currently transfer the risk of loss in excess of $700,000 up to the 100 year PML.

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

ADEQUACY OF LIABILITIES FOR LOSSES

         The liabilities for losses and loss adjustment expenses periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC's liabilities estimates. In the case of UPCIC, this uncertainty is compounded by UPCIC's limited historical claims experience. UPCIC relies on industry data and JUA data, as well as the expertise and experience of key individuals and service providers referenced herein, in an effort to establish accurate estimates and adequate liabilities. Furthermore, factors such as storms and weather conditions, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC's future loss experience. Accordingly, there can be no assurance that UPCIC's liabilities will be adequate to cover ultimate loss developments. UPCIC's profitability and financial condition could be adversely affected to the extent that its liabilities are inadequate.

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

         In addition, UPCIC's operations depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of the Company since its inception in November 1990.

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

EMPLOYEES

         As of  March  1,  2001,  the  Company  had 59  employees.  None  of the
Company's employees is represented by a labor union. The Company has an employment agreement with its President and Chief Executive Officer. See "Executive Compensation--Employment Agreement."

ITEM 2.         DESCRIPTION OF PROPERTY

         The Company leases approximately 2,700 square feet of office space for its corporate headquarters in Miami, Florida under a three-year lease expiring April 30, 2003. The Company leases approximately 1,500 square feet of office space in Hallandale, Florida under a three-year lease expiring January 31, 2002, to operate its MGA. The Company also leases approximately 1,000 square feet of office space in Hallandale, Florida under a two year lease expiring January 31, 2002 to operate its claims adjusting and inspection companies. The Company leases approximately 600 square feet of office space in its Ormond Beach agency operation under a lease expiring April 30, 2001. In addition, the Company has leased offices for its internet insurance agencies on a month to month basis in executive office suites located in various states.

ITEM 3.         LEGAL PROCEEDINGS

         Certain lawsuits have been filed against the Company. In the opinion of management, none of these lawsuits (1) involve claims for damages exceeding 10% of the current assets of the Company, (2) involve matters that are not routine litigation incidental to the business, (3) involve bankruptcy, receivership, or similar proceeding, (4) involve material federal, state, or local environmental laws, involve a damages claim for more than 10% of the current assets of the Company, or potentially involve more than $100,000 in sanctions and a governmental authority is a party, or (5) are material proceedings to which any director, officer, affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's $.01 par value Common Stock ("Common Stock") is quoted on the OTC Bulletin Board under the symbol UVIH. The following table sets forth prices of the Common Stock, as reported by the OTC Bulletin Board. The following data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year ended December 31, 1999                      High                 Low
----------------------------                      ----                ----
  First Quarter                                 $ 1.25              $ 0.70
  Second Quarter                                  1.19                0.88
  Third Quarter                                   1.25                0.88
  Fourth Quarter                                  1.81                0.94

Year ended December 31, 2000                      High                 Low
----------------------------                      ----                ----
  First Quarter                                 $ 1.63              $ 0.81
  Second Quarter                                  0.88                0.44
  Third Quarter                                   0.88                0.44
  Fourth Quarter                                  0.75                0.32


         At March 1, 2001, there were 39 shareholders of record of the Company's Common Stock. There were 444 beneficial owners of its Common Stock. In addition, there were three shareholders of the Company's Series A and Series M Preferred Stock ("Preferred Stock").

         In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt and 88,690 shares of Series M Preferred Stock were issued during fiscal year ended April 30, 1997, for repayment of $88,690 of related party debt. Each share of Preferred Stock is convertible into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. The Preferred Stock was redeemable by the Company at $10 per share through April 2000. Beginning May 1, 1998, the Series A Preferred Stock paid a cumulative dividend of $.25 per quarter.

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

         The DOI requires applicants to have a minimum capitalization of $5.3 million to be eligible to operate as an insurance company in the State of Florida. Upon being issued an insurance license, companies must maintain capitalization of at least $4 million. If an insurance company's capitalization falls below $4 million, then the company will be deemed out of compliance with DOI requirements, which could result in revocation of the participant's license to operate as an insurance company in the State of Florida. The Company's insurance subsidiary, UPCIC, maintains a separate account to hold the minimum required capitalization as well as gains in surplus.

         In June 1997, the Company named Joseph DeAlessandro Chairman of the Board and Chief Executive Officer of UPCIC. See Item 9, "Key Employees," for a description of Mr. DeAlessandro's insurance industry experience. In connection with Mr. DeAlessandro's appointments, the Company entered into an agreement with Universal P&C Management Co. headed by Mr. DeAlessandro to provide underwriting, claims and accounting services to UPCIC. In addition, as part of becoming a financial services company, in March 1997, Dr. Irwin Kellner, former chief economist for Chase Manhattan's Regional Bank, was appointed to the Company's Board of Directors.

         The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiaries, has sought to position itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

         The Company entered into an agreement with the JUA whereby during 1998, UPCIC assumed approximately 30,000 policies from the JUA. In addition, UPCIC has received approximately $90 per policy in bonus incentive funds from the JUA for assuming the policies. The bonus funds must be maintained in an escrow account for three years. These bonus payments will not be included in the Company's assets until receipt at the end of the three-year period. UPCIC must not cancel the policies from the JUA for this three-year period at which point UPCIC will receive the bonus funds. To date, the Company has substantially complied with requirements related to the bonus payments. In March 2001, bonus payments of $1,815,200 were released from escrow for 18,152 policies which reached their three-year anniversary in the first two months of 2001.

         The Company expects that premiums from renewals and new business will be sufficient to meet the Company's working capital requirements beyond the next twelve months. The primary use of the Private Offering was to provide cash needed for the capitalization of UPCIC.

         UPCIC does not expect to obtain additional policies from the JUA. The policies obtained from the JUA provided the opportunity for UPCIC to solicit future renewal premiums. The majority of the policies obtained from the JUA subsequently renewed with the Company. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 40,000 homeowners insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS). To diversify UPCIC's product lines, UPCIC has begun underwriting inland marine and personal umbrella liability policies. Management may consider underwriting other types of policies in the future. Any such program will require DOI approval. See "Factors Affecting Operation Results and Market Price of Stock - COMPETITION" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2000 AND YEAR ENDED DECEMBER 31, 1999.

         Gross premiums written increased 31.5% to $28,710,230 for the year ended December 31, 2000 from $21,837,777 for the year ended December 31, 1999. The increase in gross premiums written is primarily attributable to the Company's effort to solicit business in the open market through independent agents.

         Net premiums written decreased 30.6% to $4,587,534 for the year ended December 31, 2000 from $6,608,597 for the year ended December 31, 1999. The decrease in net premiums written reflects the impact of reinsurance, since $24,122,697 or 84.0% of premiums written were ceded to reinsurers for the year ended December 31, 2000 as compared to $15,229,180 or 69.7% for the year ended December 31, 1999. This was a result of increased costs of the reinsurance program relative to the premium base in 2000 as well as a higher rate of cession on the quota share reinsurance treaty.

         Net premiums earned decreased 6.1% to $6,367,045 for the year ended December 31, 2000 from $6,782,476 for the year ended December 31, 1999. The decrease in net premiums earned is attributable to policies assumed from the JUA as part of the Takeout Program that did not renew with the Company during 1999, as well as a result of increased costs of the reinsurance program and a higher rate of cession on the quota share reinsurance treaty. The decrease was mitigated by the Company's effort to solicit business in the open market.

         Commission income increased 17.9% to $1,610,175 for the year ended December 31, 2000 from $1,365,811 for the year ended December 31, 1999. Commission income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily due to the Company's effort to solicit business in the open market.

         Investment income consists of net investment income and net realized gains (losses). Investment income increased 85.2% to $1,168,796 for the year ended December 31, 2000 from $630,908 for the year ended December 31, 1999. The increase is primarily due to gains recognized on the sale of equity securities in the year ended December 31, 2000.

         Losses and loss adjustment expenses ("LAE") incurred increased 7.7% to $4,161,661 for the year ended December 31, 2000 from $3,864,309 for the year ended December 31, 1999 as compared to net premiums earned which decreased 6.1% to $6,367,045 for the year ended December 31, 2000 from $6,782,476 for the year ended December 31, 1999. The Company's loss ratio for the year ended December 31, 2000 was 65.4% compared to 57.0% for the year ended December 31, 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. The loss ratio increased because the loss ratio is dependent on net premiums earned and the fact that the ratio of net premiums earned over gross premiums written decreased to 22.2% for the year ended December 31, 2000 from 31.1% for the year ended December 31, 1999. The ratio changed due to increased costs of the Company's catastrophe reinsurance program and a higher rate of cession on the quota share reinsurance treaty. During 2000, Florida did not experience windstorm catastrophes. During 1999, Florida experienced one windstorm catastrophe. As a result of this storm, the Company incurred approximately $800,000 in losses prior to reinsurance and $400,000 net of reinsurance. These losses resulted in 5.9% of the 1999 loss ratio. Except for these claims, the Company believes that the severity and frequency of claims remained relatively stable for the years under comparison.

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

         General and administrative expenses increased 73.1% to $6,472,519 for the year ended December 31, 2000 from $3,739,443 for the year ended December 31, 1999. General and administrative expenses have increased due to further development of the Company's insurance operations. Approximately $1,500,000 of general and administrative expenses were incurred in 2000 developing the Company's insurance Internet initiative.

LIQUIDITY AND CAPITAL RESOURCES

         The  Company's   primary  sources  of  capital  are  premium  revenues,
commission income and investment income.

         For the year ended December 31, 2000, cash flows used in operating activities were $4,804,570, primarily due to JUA policies that did not renew. Cash flow is expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities.

         The Company believes that its current capital resources will be sufficient to support current operations and expected growth for at least 24 months.

         The balance of cash and cash equivalents at December 31, 2000 is $10,357,663. This amount along with readily marketable debt and equity securities aggregating $3,735,968 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $700,000 up to the 100 year PML which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

         To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. The Company is also required to adhere to prescribed premium-to-capital surplus ratios. The Company is in compliance with these requirements.

         The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. Pursuant to the Consent Order issued to UPCIC, during UPCIC's first four years of operations, any dividend would require DOI approval. No dividends have been accrued to date.

         The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital requirements ("RBC"). RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2000, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of the amount which would require any form of regulatory action. Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. UPCIC's statutory capital and surplus was $4,585,739 as of December 31, 2000 and $5,469,308 as of December 31, 1999. Statutory net loss was $637,509 for the year ended December 31, 2000 and $276,339 for the year ended December 31, 1999.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

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

ITEM 7.         FINANCIAL STATEMENTS

         The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company as of December 31, 2000 are as follows:

Name                            Age      Position
----                            ---      --------

Bradley I. Meier                33       President, Chief Executive Officer,
                                         Assistant Secretary and Director
Norman M. Meier                 62       Director
Irwin I. Kellner                62       Director, Secretary
Reed J. Slogoff                 32       Director
Joel M. Wilentz                 67       Director
James M. Lynch                  46       Vice President and Chief Financial
                                         Officer



         BRADLEY I. MEIER has been President, Chief Executive Officer and a Director of the Company since its inception in November 1990. He has served as President of UPCIC, a wholly-owned subsidiary of the Company, since its formation in May 1998. In 1990, Mr. Meier graduated from the Wharton School of Business with a B.S. in Economics.

         NORMAN M. MEIER has been a Director of the Company since July 1992. From December 1986 until November 1999, Mr. Meier was President, Chief Executive Officer and a Director of Columbia Laboratories, Inc., a publicly-traded corporation in the pharmaceuticals business. From 1971 to 1977, Mr. Meier was Vice President of Sales and Marketing for Key Pharmaceuticals ("Key"). From 1977 until 1986, Mr. Meier served as a consultant to Key.

         IRWIN L. KELLNER has been a Director of the Company since March 1997. Since 1997, Dr. Kellner has been the Augustus B. Weller Distinguished Chair of Economics at Hofsta University, author of Hofstra University's Economic Report, and Chief Economist for CBS Market Watch, an interactive financial news website. Since February 2001, Dr. Kellner has served as chief economist for North Fork Bank Corporation. From 1996 through 1997, Dr. Kellner was the Chief Economist for Chase Manhattan's Regional Bank, and held the same position from 1980 to

1996 at Chemical Bank and Manufacturers Hanover Trust, predecessors to Chase. Dr. Kellner had been employed by the bank since 1970. Dr. Kellner is a member of the boards of several organizations, including Claire's Stores, Inc., FreeTrek.com Inc., International Bioimmune Systems, and the North Shore Health System, and serves on the New York State Comptroller's Economic Advisory Committee. Dr. Kellner is a past president of the Forecasters Club of New York and the New York Association of Business Economists. He is a member of several professional associations, including the American Economic Association, American Statistical Association and the National Association of Business Economists.

         REED J. SLOGOFF has been a Director of the Company since March 1997. Since December 1998, Mr. Slogoff has been Associate Counsel to Entercom Communications Corp., a publicly-traded radio broadcasting company. Prior to joining the Entercom management team, Mr. Slogoff was a member of the corporate and securities department in the Philadelphia office of the law firm Dilworth Paxson, LLP. Mr. Slogoff received a B.A. with honors from the University of Pennsylvania in 1990, and a J.D. from the University of Miami School of Law in 1993.

         JOEL M. WILENTZ has been a Director of the Company since March 1997. Dr. Wilentz is one of the founding members of Dermatology Associates in Florida, founded in 1970. He is a member of the boards of the Neurological Injury Compensation Associate for Florida, the Broward County Florida Medical Association, and the American Arm of the Israeli Emergency Medical Service for the southeastern USA, of which he is also President. Dr. Wilentz is a past member of the Board of Overseers of the Nova Southeastern University School of Pharmacy.

         JAMES M. LYNCH has been Vice President and Chief Financial Officer of the Company since August 1998. Before joining the Company, Mr. Lynch was Chief Financial Officer of Florida Administrators, Inc. an organization specializing in property and casualty insurance. Prior to working at Florida Administrators, Inc., Mr. Lynch held the position of Senior Vice President of Finance and Comptroller of Trust Group, Inc., which also specializes in property and casualty insurance. Before his position at Trust Group, Mr. Lynch was a Manager with the accounting and auditing firm of Coopers & Lybrand, which later became PricewaterhouseCoopers LLC.

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

KEY EMPLOYEES

         JOSEPH P. DEALESSANDRO was named Chairman of the Board and Chief Executive Officer of UPCIC in June 1997. Mr. DeAlessandro has served as President and CEO of Rutgers Casualty Insurance Company from July 1995 to present and President and CEO of Kentucky National Insurance Company from October 1995 to present. Prior to serving in such capacities, Mr. DeAlessandro served in executive management positions at both Gulf Insurance Co. and Traveler's Insurance Group, and was a senior key executive at AIG Insurance Group for over 20 years. Mr. DeAlessandro is 70 years old.

ITEM 10.        EXECUTIVE COMPENSATION

         The tables and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-KSB.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION
Name and                           Year Ended                                         Long Term Compensation
Principal Position                December 31         Salary           Bonus       Securities Underlying Options
------------------                -----------         ------           -----       -----------------------------
Bradley I. Meier                      2000           $ 270,000            $ 0                    166,666
President and CEO                     1999             257,800         40,000                    775,000
                                      1998             250,000         66,215                    250,000


James M. Lynch                        2000           $ 122,500        $10,000                     20,000
Vice President and CFO                1999             113,000         15,000                     45,000
                                      1998*             42,917          3,000                     50,000

*Mr. Lynch was hired on August 1, 1998.


                              OPTION/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS
                                     Number of            % of Total
                                     Securities        Options Granted
                                     Underlying        to Employees in         Exercise or
Name                              Options Granted        Fiscal Year           Base Price          Expiration Date
----                              ---------------        -----------           ----------          ---------------
Bradley I. Meier                      166,666*               82%                   $0.60                 2010


James M. Lynch                        20,000*                10%                   $0.60                 2010



*Options Granted Under Tigerquote.com Insurance and Financial Services Group, Inc. Non-Qualified Stock Option Plan

                                     AGGREGATED OPTION EXERCISES AND OPTION VALUES
                                         FOR THE YEAR ENDED DECEMBER 31, 2000
                        Shares          Number of Securities              Number of Unexercised
                     Acquired on       Unexercised Options at             In-The-Money Options
                                         December 31, 2000                  December 31, 2000
Name                   Exchange     Value Realized   Exercisable      Unexercisable       Exercisable    Unexercisable
----                   --------     --------------   -----------      -------------       -----------    -------------
Bradley I. Meier          --              --           166,666              --                --              --

James M. Lynch            --              --            20,000              --                --              --


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

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As  of  March  1,  2001,   directors  and  named  executive   officers,
individually and as a group, beneficially owned Common Stock as follows:

                                                Shares, Nature of Interest and
Name of Beneficial Owner (1)                 Percentage of Equity Securities (2)

Bradley I. Meier (3)                      5,473,484                       25.6%
Norman M. Meier (4)                       2,540,624                       11.9%
Irwin L. Kellner (5)                        220,000                        1.0%
Reed J. Slogoff (6)                         220,000                        0.8%
Joel M. Wilentz (7)                         220,000                        1.0%
James M. Lynch (8)                           75,000                        0.5%
Officers and directors as a group
    (6 people) (9)                        8,699,108                       39.8%

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned by them. The address for each director is 2875 N.E. 191st Street, Suite 300, Miami, FL 33180.

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

(3) Consists of (i) (a) 962,829 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase 90,000 shares at an exercise price of $1.13 per share and options to purchase 500,000 shares at $1.25 per share, (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75, warrants to purchase 339,959 shares at an exercise price of $3.00 per share, warrants to purchase 82,000 shares of Common Stock at $1.00 and warrants to purchase 131,700 shares of Common Stock at a price of $.75 per share, (d) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock, (e) options to purchase 250,000 shares of Common Stock at $1.06 per share which vested on November 2, 1997, (f) options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1997 granted pursuant to Mr. Meier's employment agreement, options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1998 granted pursuant to Mr. Meier's employment agreement and options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1999 granted pursuant to Mr. Meier's employment agreement and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, a Florida general partnership ("Belmer"), of which Mr. Meier is a general partner, (g) options to purchase 250,000 shares of Common Stock at an exercise price of $1.63 per share. (h) options to purchase 150,000 shares of Common Stock at $1.25 per share which vested on December 23, 1999. Excludes options to purchase 625,000 shares of Common Stock of Tigerquote.com Insurance and Financial Services Group, Inc. at an exercise price of $.50 per share and options to purchase 166,666 shares of Common Stock of Tigerquote.com Insurance and Financial Services Group, Inc. at an exercise price of $.60 per share. Also excludes all securities owned by Norman Meier and Phyllis Meier, Mr. Meier's father and mother, respectively. Includes 416,666 and 250,000 shares owned by Lynda Meier and Eric Meier, respectively, who are the sister and brother, respectively, of Bradley I. Meier, which shares are subject to proxies granting voting rights for such shares to Bradley I. Meier. Mr. Meier is the President, Chief Executive Officer and a Director of the Company.

(4) Consists of (i) (a) 457,371 shares of Common Stock, (b) options to purchase 3,750 shares of Common Stock at an exercise price of $12.50 per share, and options to purchase 3,750 shares of Common Stock at an exercise price of $9.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $1.25, (c) warrants to purchase 3,082 shares of Common Stock at an exercise price of $22.00 per share, warrants to purchase 2,494 shares of Common Stock at an exercise price of $4.25 per share, warrants to purchase 28,538 shares of Common Stock at an exercise price of $1.50 per share, warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.00 and warrants to purchase 110,000 shares of Common Stock at an exercise price of $1.00, (d) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock owned by such person, (e) options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on November 2, 1997, and (ii) an aggregate of 271,701 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner, (f) options to purchase 500,000 shares of Common Stock at an exercise price of $1.63 per share. Also (g) options to purchase 75,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 100,000 shares of Common Stock of Tigerquote.com Insurance and Financial Services Group, Inc. at an exercise price of $.50 per share. Excludes all securities owned by Bradley Meier or Phyllis Meier. Mr. Meier is a Director of the Company, the father of Bradley Meier, the President of the Company and the former spouse of Phyllis Meier.

(5) Consists of options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share, options to purchase 100,000 shares of Common Stock at an exercise price of $1.63 per share and options to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com Insurance and Financial Services Group, Inc. at an exercise price of $.50 per share. Dr. Kellner is a Director of the Company.

(6) Consists of options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share, options to purchase 50,000 shares of Common Stock at an exercise price of $1.63 per share and options to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 50,000 shares of Common Stock at an exercise price of $1.63 per share held by a custodian for the benefit of Mr. Slogoff's son and options to purchase 20,000 shares of Common Stock of Tigerquote.com Insurance and Financial Services Group, Inc. at an exercise price of $.50 per share. Mr. Slogoff is a Director of the Company.

(7) Consists of options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share, options to purchase 100,000 shares of Common Stock at an exercise price of $1.63 per share and options to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com Insurance and Financial Services Group, Inc. at an exercise price of $.50 per share. Mr. Wilentz is a Director of the Company.

(8) Consists of options to purchase 50,000 shares of Common Stock at an exercise price of $1.87 per share and options to purchase 25,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com Insurance and Financial Services Group, Inc. at an exercise price of $.50 per share and options to purchase 20,000 shares of Common Stock of Tigerquote.com Insurance and Financial Services Group, Inc. at an exercise price of $.60 per share. Mr. Lynch is Vice President and Chief Financial Officer of the Company.

(9)      See footnotes (1) - (8) above

As of March 1, 2001, the following table sets forth information regarding the number and percentage of Common Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                                   Number of Shares
Name and Address                                  Beneficially Owned                  Percent of Class (1) (2)
----------------                                  ------------------                  ------------------------
Phyllis R. Meier (3)                                    996,426                                 6.4%
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 300
Miami, Florida  33180

Belmer Partners (4)                                     271,701                                 1.7%
c/o Phyllis R. Meier
Managing General Partner
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 300
Miami, Florida  3318


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

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All underwriting, rating, policy issuance and administration functions are performed for UPCIC by Universal Management pursuant to a Management Agreement dated June 2, 1997 ("Management Agreement") and Addenda thereto dated June 12, 1997 and June 1, 1998 ("Addenda"). Universal Management is a wholly-owned subsidiary of AEG which is a Delaware insurance holding company. Universal Management and AEG both employ UPCIC's CEO, Joseph P. DeAlessandro, as a senior officer and director. During the years ended December 31, 2000 and 1999, UPCIC incurred administrative costs to Universal Management of $1,122,377 and $1,057,766 respectively.

         As of December 31, 2000, corporate counsel held $290,000 in trust, for the benefit of the Company, which funds were placed in trust in connection with a dispute involving a Company director and an unrelated entity. These funds are included in the Company's assets as of December 31, 2000.

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

10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(1)

10.5 Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997.(2)

10.6 Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier.(2)

16.1 Letter on change in certifying accountants from Millward & Co. CPA's dated February 12, 1999, and as amended February 26, 1999.(3)

21.1     List of Subsidiaries

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

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: March 31, 2001        By:    /s/ Bradley I. Meier
                                 -------------------------------
                                 Bradley I. Meier, President and
                                 Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Bradley I. Meier        President, Chief Executive       March 31, 2001
----------------------        Officer and Director
Bradley I. Meier

  /s/ James M. Lynch          Chief Financial Officer          March 31, 2001
--------------------
James M. Lynch

  /s/ Norman M. Meier         Director                         March 31, 2001
---------------------
Norman M. Meier

  /s/ Irwin I. Kellner        Director                         March 31, 2001
----------------------
 Irwin I. Kellner

 /s/ Reed J. Slogoff          Director                         March 31, 2001
--------------------
Reed J. Slogoff

 /s/ Joel M. Wilentz          Director                         March 31, 2001
--------------------
Joel M. Wilentz

                                 UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report....................................................................................F-2
Consolidated Balance Sheet - December 31, 2000..................................................................F-3
Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999 ...........................F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000 and 1999..................F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999......................F-6 - F-7
Notes to Consolidated Financial Statements...............................................................F-8 - F-23

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Universal Insurance Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP



Certified Public Accountants

Miami, Florida
March 28, 2001

                                  UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEET
                                                   DECEMBER 31, 2000
                                                        ASSETS
  Debt securities held-to-maturity (fair value of $3,440,923).............................................$ 3,440,550
  Equity securities available for sale (cost of $355,290)..................................................   295,418
  Cash and cash equivalents................................................................................10,357,663
  Prepaid reinsurance premiums and reinsurance recoverable.................................................12,687,145
  Premiums and other receivables...........................................................................   845,339
  Deferred policy acquisition costs........................................................................ 1,798,667
  Property, plant and equipment, net.......................................................................   641,122
                                                                                                             --------

  Total assets............................................................................................$30,065,904
                                                                                                          ===========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES:
  Unpaid losses and loss adjustment expenses..............................................................$ 3,468,124
  Unearned premiums....................................................................................... 16,173,658
  Accounts payable........................................................................................  2,713,821
  Other accrued expenses..................................................................................    577,257
  Accrued taxes, licenses and fees........................................................................    220,674
  Due to related parties..................................................................................     20,040
                                                                                                              -------

  Total liabilities....................................................................................... 23,173,574
                                                                                                           ----------

  COMMITMENTS AND CONTINGENCIES (Note 11)


  STOCKHOLDERS' EQUITY:
  Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized,
       138,640 shares issued and outstanding, minimum liquidation preference of  $1,419,700...............      1,387
  Common stock, $.01 par value, 40,000,000 shares authorized,
       17,936,379 shares issued and 17,794,584  outstanding...............................................    148,946
  Common stock in treasury, at cost  - 141,795 shares.....................................................   (84,254)
  Additional paid-in capital.............................................................................. 15,126,242
  Accumulated deficit.....................................................................................(8,240,119)
  Accumulated other comprehensive loss....................................................................   (59,872)
                                                                                                            ---------

  Total stockholders' equity..............................................................................  6,892,330
                                                                                                           ----------
  Total liabilities and stockholders' equity..............................................................$30,065,904
                                                                                                          ===========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                                UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended                 Year Ended
                                                                    December 31, 2000           December 31, 1999
                                                                    -----------------           -----------------
PREMIUMS EARNED AND OTHER REVENUES:
     Premium income, net                                                  $6,367,045                 $6,782,476
     Net investment income                                                 1,168,796                    630,908
     Commission revenue                                                    1,610,175                  1,365,811
                                                                           ---------                 ----------
         Total Revenues                                                    9,146,016                  8,779,195
                                                                           ---------                  ---------

OPERATING COST AND EXPENSES:
     Losses and loss adjustment expenses                                   4,161,661                  3,864,309
     General and administrative expenses                                   6,472,519                  3,739,443
                                                                           ---------                  ---------
         Total Operating Cost and Expenses                                10,634,180                  7,603,752
                                                                          ----------                  ---------

NET INCOME (LOSS)                                                       $(1,488,164)                 $1,175,443
                                                                        ============                 ==========

INCOME (LOSS) PER COMMON SHARE:
     Basic                                                              $     (0.10)                 $     0.08
                                                                        ============                 ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC
                                                                          14,788,000                 14,747,000

INCOME (LOSS) PER COMMON SHARE
Diluted                                                                $      (0.10)                 $     0.07
                                                                       =============                 ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                      14,788,000                 15,904,000
                                                                       =============                 ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                                  UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED
                                 STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                               YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                               Accumulated
                                                                                                                 Other
                        Preferred             Common              Treasury            Additional               Comprehensive
                          Stock               Stock                Stock               Paid-In    Accumulated     Income
                          Shares    Amount    Shares     Amount    Shares     Amount   Capital      Deficit       (Loss)     Total
                          ------    ------    ------     ------    -------    ------   -------      -------       ------     -----

BALANCE, January 1, 1999  138,640   $1,387   14,714,584  $147,146     -        $ -    $15,010,541  $(7,827,499)  $26,069  $7,357,644

Net income                   -        -          -           -        -          -         -        1,175,443       -      1,175,443

Net change in
unrealized gain on
available-for-sale
securities                                                            -          -                    207,158                207,158

Comprehensive income         -        -          -           -        -          -         -             -          -      1,382,601

Preferred stock
dividend                     -        -          -           -        -          -         -          (49,950)      -       (49,950)

Issuance of common
stock for services           -        -        80,000       800       -          -         79,200        -          -         80,000
                          ------    ------     ------    ------     -----      -----      -------     --------    -----    ---------

BALANCE, December        138,640    $1,387 14,794,584   147,946       -          -     15,089,741  (6,702,006)   233,227   8,770,295
                         -------    ------ ----------   -------     -----      -----   ----------  -----------   -------   ---------


Net loss                     -        -          -         -          -          -         -       (1,488,164)      -    (1,488,164)

Net change in                -        -          -         -          -          -         -            -      (293,099)   (293,099)
unrealized gain on                                                                                                         ---------
available-for-sale
securities

Comprehensive loss           -        -          -         -          -          -         -            -           -    (1,781,263)

Preferred stock dividend     -        -          -         -          -          -         -          (49,949)      -       (49,949)

Purchase of treasury
stock                        -        -          -         -       141,795    (84,254)     -             -          -       (84,254)

Issuance of common           -        -       100,000     1,000       -          -       36,501          -          -         37,501
stock                    -------    ------ ----------   -------     -----      -----   ----------  -----------   -------   ---------

BALANCE, December        138,640    $1,387  4,894,584  $148,946   141,795   ($84,254) $15,126,242  ($8,240,119)  (59,872) $6,892,330
31, 2000                 =======    ====== ==========  ========   =======   ========= ===========  ============  ======== ==========







        The accompanying notes to consolidated financial statements are an integral part of this statement.

                                 UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended                     Year Ended
                                                              December 31, 2000               December 31, 1999
                                                              -----------------               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               ($1,488,164)                     $1,175,443
    Adjustments to reconcile net income (loss)
      to cash (used in) provided by operations:
    Amortization and depreciation                                     98,455                        151,356
    Gain on sales of equity securities available for sale          (190,194)                       (41,765)
    Net accretion of bond premiums and discounts                    (12,984)                         17,174
Net change in assets and liabilities relating to
operating activities:
    Prepaid reinsurance premiums and reinsurance                 (5,818,720)                      1,143,703
    recoverable
    Premiums and other receivables                                    36,498                      (174,781)
    Reinsurance and recoverable on losses                                  -                      1,419,154
    Deferred policy acquisition costs                                722,208                    (1,033,864)
    Accounts payable                                               1,131,578                        466,564
    Other accrued expenses                                       (1,072,481)                        225,423
    Accrued taxes, licenses and fees                                   6,412                         89,262
    Unpaid losses and loss adjustment expenses                       403,736                        540,332
    Unearned premiums                                              1,379,086                        981,657
    Due to related parties                                                 -                       (96,167)
                                                                           -                       --------

Net cash (used in) provided by operating activities              (4,804,570)                      4,863,491
                                                                 -----------                      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                           (458,715)                      (267,360)
    Purchase of equity securities available for sale               (744,688)                          -
    Proceeds from sale of equity securities available                931,369                        235,232
    for sale
    Purchase of debt securities held to maturity                 (1,145,719)                    (2,173,920)
    Proceeds from maturities of debt securities                      441,207                      1,428,398
    held-to-maturity
    Collections on notes receivable                                        -                        250,000
                                                                           -                        -------

Net cash used in investing activities                              (976,546)                      (527,650)
                                                                   ---------                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Preferred stock dividend                                        (49,949)                       (49,950)
    Purchase of treasury stock                                      (84,254)                              -
                                                                    --------                              -

Net cash used in financing activities                              (134,203)                       (49,950)
                                                                   ---------                       --------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS            (5,915,319)                      4,285,891

CASH AND CASH EQUIVALENTS, Beginning of year                      16,272,982                     11,987,091
                                                                  ----------                     ----------

CASH AND CASH EQUIVALENTS, End of year                           $10,357,663                    $16,272,982
                                                                  ==========                     ==========

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED
                                                                  Year Ended                     Year Ended
                                                              December 31, 2000               December 31, 1999
                                                              ------------------              -----------------
SUPPLEMENTAL NONCASH FINANCING AND INVESTING
ACTIVITIES:

Common stock issued for services rendered                            $     -                        $80,000

Issuance of stock for purchase of software                           $37,501                        $     -



The accompanying notes to consolidated financial statements are an integral part of this statement.


               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Universal Insurance Holdings, Inc. (the "Company") was originally incorporated as Universal Heights, Inc. in Delaware in November 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. The Company, through its wholly-owned subsidiary, Universal Insurance Holding Company, formed Universal Property & Casualty Insurance Company (UPCIC) in 1997. UPCIC's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance ("DOI") and was approved on October 29, 1997. In 1998, UPCIC began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

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

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of Universal Insurance Holdings, Inc. to solicit voluntary business and generate commission revenue. These two entities are the foundation of the Company's agency operations, which seek to generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A. Insurance Solutions, Inc., was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency. In addition, Capital Resources Group, LTD. was incorporated in the British Virgin Islands on June 2, 2000 as a subsidiary of the Company to participate in contingent capital products. Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly-owned managing general agent for life insurance products. The Company has also formed a claims adjusting company, Universal
Adjusting Corporation, which was incorporated in Delaware on August 9, 1999. Universal Adjusting Corporation currently has claims authority for Universal Property & Casualty Insurance Company claims. The Company has also formed subsidiaries that specialize, or will specialize, in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com Insurance & Financial Services Group, Inc., which is not yet operational, will be an internet insurance company while Tigerquote.com Insurance Solutions, Inc. is a currently operating network of internet insurance agencies. As of December 31, 2000, these insurance agencies have been established in 22 states.

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

BASIS OF PRESENTATION. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that differs from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. The Company has one reportable segment during each period reported in the accompanying consolidated financial statements, based upon management reporting.

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

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets. Estimated useful life of all property, plant and equipment is five years. Routine repairs and maintenance are expensed as incurred. Website development costs are capitalized and amortized over their estimated useful life.

RECOGNITION OF PREMIUM REVENUES. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

RECOGNITION OF COMMISSION AND POLICY FEE INCOME. Commission income, which is comprised of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations is recognized as income upon policy inception. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

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

REINSURANCE. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company.

INCOME TAXES. Income tax provisions are based on the asset and liability method. Deferred federal income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

INCOME (LOSS) PER SHARE OF COMMON STOCK. Basic earnings per share is computed by dividing the Company's net income (loss) less cumulative Preferred Stock dividends by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company's net income (loss) minus Preferred Stock dividends by the weighted average number of shares of Common Stock outstanding during the period and the impact of all dilutive potential common shares, primarily preferred stock, options and warrants. The dilutive impact of stock options and warrants is determined by applying the treasury stock method and the dilutive impact of the Preferred Stock is determined by applying the "if converted" method.

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

NEW ACCOUNTING PRONUUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which changes the effective date of SFAS No. 133 to financial statements for fiscal years beginning after June 15, 2000. Management has determined the effect of adopting SFAS No. 133 will not have a material impact on the Company's financial position, results of operations or cash flows.

In October 1998, the AICPA issued SOP 98-7, DEPOSIT ACCOUNTING: ACCOUNTING FOR INSURANCE AND REINSURANCE CONTRACTS THAT DO NOT TRANSFER INSURANCE RISK. SOP 98-7 provides guidance on the accounting for insurance and reinsurance contracts that do not transfer insurance risk. SOP 98-7 is effective for financial statements for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The effect of the initial adoption of SOP 98-7 is required to be reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-7 did not have any impact on the Company's financial position, results of operations or cash flows.

In March 1998, the National Association of Insurance Commissioners adopted the CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES (the "Codification"). The
Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The state of Florida will require adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company has determined that the impact of the adoption of the Codification as modified by Florida will not have a materially adverse effect on the Company's statutory capital and surplus as of January 1, 2001.

NOTE 2 - INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and began servicing the policies. Subsequently, UPCIC was successful in renewing approximately 65% of these policies while commencing solicitation of business in the voluntary market through independent agents. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. Accordingly, UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At December 31, 2000, the Company has direct and assumed unearned premiums of $16,173,658.

UPCIC's obligation for liabilities for policies assumed from the JUA began at 11:59 p.m. on the date of assumption of the policies. UPCIC has no liability for assumed policies prior to the assumption date nor does UPCIC have any liability for claims made to the JUA. Similarly, the JUA has no liability for assumed liabilities subsequent to the assumption date.

The JUA's incentive program (Note 1) has provided approximately $2,700,000 to an escrow account. These funds will be released to UPCIC when certain conditions are met including assuming and retaining for a three-year period a minimum number of policies acquired from the JUA. Three years after UPCIC assumes the Takeout Program policies, the JUA will confirm UPCIC's compliance with applicable JUA requirements, and instruct the escrow agent to transfer to UPCIC an amount equal to the per policy takeout bonus times the number of policies that UPCIC has held for the requisite three year period. Pursuant to the Takeout Program, if an insured voluntarily terminates or elects not to renew a policy, the Company will still be entitled to the bonus money held in escrow for such policy. As of December 31, 2000, the Company has substantially complied with the requirements related to the bonus payments. The escrow account is not included in the accompanying consolidated financial statements. In March 2001, bonus payments of $1,815,200 were released from escrow for 18,152 policies which reached their three-year anniversary in the first two months of 2001.

Premiums earned are included in earnings on a pro-rata basis over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments. The Company considers anticipated investment income in determining whether a premium deficiency exists.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At December 31, 2000, deferred policy acquisition costs amounted to $1,798,667.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2000 was approximately $4.6 billion. In the normal course of business, UPCIC also seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

QUOTA SHARE

Effective June 1, 1999, UPCIC entered into a quota share agreement with Swiss Reinsurance America Corporation, rated A+ by A.M. Best. Under the quota share treaty, UPCIC cedes a portion of its gross written premiums, losses and loss adjustment expenses with a ceding commission of 35%. The Company has the option to retroactively increase the annual cession to 75% or retroactively reduce the cession to 45%. For the nine months ended December 31, 2000, UPCIC elected to cede 65% of gross written premiums, losses and loss adjustment expenses. During 1999 and the first quarter of 2000, UPCIC ceded 50% of gross written premiums, losses and loss adjustment expenses. In addition, the quota share treaty currently has a limitation for any one occurrence of $6,500,000 with an option for an additional $3,500,000. Effective January 1, 2001, UPCIC will cede 50% of gross written premiums, losses and loss adjustment expenses.

EXCESS PER RISK

Effective, and continuously since June 1, 1999, UPCIC entered into an excess per risk agreement with Swiss Reinsurance America Corporation, rated A+ by A.M. Best. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

EXCESS CATASTROPHE

Effective February 1, 1999 UPCIC entered into an excess catastrophe reinsurance treaty with various reinsurers, including certain foreign reinsurance companies. The excess catastrophe reinsurance agreement provides three layers of excess catastrophe coverage as follows:

                                   First Layer                 Second Layer             Third Layer
                                   -----------                 ------------             -----------
Coverage                      $5,000,000 in excess of     $13,000,000 in excess    $14,000,000 in excess of
                              $2,000,000 each loss        of $7,000,000 each       $73,000,000 each loss
                              occurrence                  loss occurrence          occurrence (see discussion of
                                                                                   coverage provided by Florida
                                                                                   Hurricane Catastrophe Fund
                                                                                   below)

Deposit premium                       $1,500,000                $2,080,000                   $1,120,000

Minimum premium                       $1,350,000                $1,872,000                   $1,008,000

Premium rate -% of                     2.0568%                    2.8521%                       7.0%
probable maximum loss

UPCIC also obtained variable coverage of $2,000,00 in excess of the Company's 100-year probable maximum loss for a premium of $110,000.

Effective June 1, 2000, UPCIC revised and enhanced its excess catastrophe reinsurance program. The excess catastrophe reinsurance agreement provides four layers of excess catastrophe coverage as of December 31, 2000 as follows:

                                 First Layer           Second Layer            Third Layer              Fourth Layer
                                 -----------           ------------            -----------              ------------
Coverage                      $5,000,000 in       $20,000,000 in excess   $12,000,000 in         $10,000,000 in excess of
                              excess of           of  $7,000,000 each     excess of              $39,000,000 each loss
                              $2,000,000 each     loss occurrence         $27,000,000 each       occurrence (see
                              loss occurrence                             loss occurrence        discussion of coverage
                                                                                                 provided by Florida
                                                                                                 Hurricane Catastrophe
                                                                                                 Fund below)
Deposit premium                   $1,800,000            $3,900,000             $1,020,000                 $362,500

Minimum premium                   $1,440,000            $3,120,000                $816,000                $290,000

Premium rate -% of                 2.0179%               4.3722%                  8.5%                     .8129%
probable maximum loss

Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event which occurs within the area of one state of the United States or province of Canada and states or provinces contiguous thereto and to one another.

Effective June 1, 1999 UPCIC entered a reimbursement agreement with the Florida Hurricane Catastrophe Fund (the "Fund") which is administered by the Florida State Board of Administration. Under the reimbursement agreement, the Fund would reimburse the Company, with respect to each Loss Occurrence during the contract year for 90% of the ultimate loss paid by the Company in excess of the Company's retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National

Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. The Fund provided UPCIC with coverage of $59,464,312 in excess of $14,123,079. The premium for this coverage was $2,128,794. Effective June 1, 2000, UPCIC entered a subsequent reimbursement agreement with the Fund under the same terms. The Fund has provided UPCIC with current coverage of $70,879,532 in excess of $19,724,457 as of December 31, 2000. The premium for this coverage was $2,759,032. In the event of depletion of the Fund due to losses arising from catastrophic events, the Fund would assess homeowners' insurers writing business in the state of Florida. Under UPCIC's assumption agreements with the JUA, the Takeout Program policies are exempt from such catastrophic assessments for a three-year period.

In the event that a loss occurrence were to decrease the coverage available to UPCIC under the Fund, effective June 1, 1999 UPCIC purchased contingency coverage to replace the coverage provided by the Fund for 100% of losses of 47,600,000 in excess of $47,600,000 otherwise recoverable in excess of $11,300,000. Various foreign reinsurers provided this coverage. The premium for this coverage was $714,000. However, if the paid losses exceeded the third layer of UPCIC's excess catastrophe coverage or if the coverage under the Fund was depleted on an incurred basis, UPCIC would have paid an additional premium to the reinsurers of $1,523,200. Effective June 1, 2000, UPCIC purchased second event excess catastrophe reinsurance which could replace the coverage provided by the Fund for 100% of losses of $40,000,000 in excess of $49,000,000. The premium for this coverage is $370,000.

AMOUNTS RECOVERABLE  FROM  REINSURERS  ARE  ESTIMATED  IN  ACCORDANCE  WITH  THE
        REINSURANCE CONTRACT. REINSURANCE PREMIUMS, LOSSES AND LOSS ADJUSTMENT EXPENSES ("LAE") ARE ACCOUNTED FOR ON BASES CONSISTENT WITH THOSE USED IN ACCOUNTING FOR THE ORIGINAL POLICIES ISSUED AND THE TERMS OF THE REINSURANCE CONTRACTS.

The preceding reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:


                                        Year Ended                                          Year Ended
                                    December 31, 2000                                    December 31, 1999
                                    ------------------                                   -----------------
                                                        Loss and Loss                                       Loss and Loss
                       Premiums          Premiums         Adjustment        Premiums         Premiums         Adjustment
                        Written           Earned           Expenses         Written           Earned           Expenses
                        -------           ------           --------         -------           ------           --------
Direct                 $ 28,733,138      $ 27,354,052      $10,948,937      $ 21,947,270     $ 19,611,962       $ 7,093,063

Assumed                    (22,907)          (22,907)         (16,260)         (109,493)        1,244,192           643,332

Ceded                  (24,122,697)      (20,964,100)      (6,771,016)      (15,229,180)     (14,073,678)       (3,872,086)
                       ------------      ------------      -----------      ------------     ------------       -----------

Net                     $ 4,587,534       $ 6,367,045      $ 4,161,661       $ 6,608,597      $ 6,782,476       $ 3,864,309
                        ===========       ===========      ===========       ===========      ===========       ===========

Other Amounts:
                                                                                                 December 31, 2000
                                                                                                 -----------------

Reinsurance recoverable on unpaid losses and loss adjustment expenses                                 $6,215,884
Unearned premiums ceded                                                                               12,326,261
Reinsurance payable                                                                                  (5,855,000)
                                                                                                     -----------
Prepaid Reinsurance Premiums and Reinsurance Recoverable                                             $12,687,145
                                                                                                     ===========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 2000, UPCIC has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 4 - INVESTMENTS

Major categories of net investment income are summarized as follows:

                                                             Year Ended                 Year Ended
                                                         December 31, 2000          December 31, 1999
                                                         ------------------         -----------------
        Debt securities held-to-maturity                       $223,524                   $135,829
        Common Stocks                                             5,300
                                                                                                 -
        Cash and cash equivalents                               974,704                    510,325
                                                                -------                    -------
                                                              1,203,528                    646,154
        Investment expenses                                      34,732                     15,246
                                                               --------                   --------
                                                             $1,168,796                   $630,908
                                                              =========                    =======

Proceeds from the sale of securities during 2000 and 1999 were $931,369 and $235,232, respectively. Gross gains on the sale of securities during 2000 and 1999 were $190,194 and $41,765, respectively

The aggregate amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value as of December 31, 2000 for available-for-sale and held-to-maturity securities by major security type are as follows:

                                                       Cost or          Gross           Gross
                                                      Amortized       Unrealized      Unrealized          Fair
                                                        Cost            Gains           Losses           Value
                                                        ----            -----           ------           -----
Available-for-sale securities:
Equity securities                                      $355,290               -         $59,872          $295,418
                                                        =======                          ======           =======
Held-to-maturity securities:
U.S. government agencies                             $3,252,767         $52,359         $56,656        $3,248,470
Mortgage backed securities                              187,783           4,744              74           192,453
                                                        -------           -----              --           -------


     Total                                           $3,440,550         $57,103         $56,730        $3,440,923
                                                      =========          ======          ======         =========

The scheduled maturities of held-to-maturity securities at December 31, 2000 were as follows:

                                                                            Amortized
                                                                              Cost                 Fair Value
                                                                              ----                 ----------
Due after five years through ten years                                       $101,288                $103,226
Due after ten years                                                         3,339,262               3,337,697
                                                                            ---------               ---------
     Total                                                                 $3,440,550              $3,440,923
                                                                            =========               =========

The preceding data is based on the stated  maturities of the securities.  Actual maturities may differ as borrowers  may  have the  right  to call or  prepay obligations.

At December 31, 2000, investments with a carrying value of $300,000 were on deposit with regulatory authorities.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2000 consisted of the following:

           Computers                                   $87,805
           Furniture                                    17,152
           Automobiles                                 213,248
           Software                                    443,417
                                                       -------
           Total cost                                  761,622
           Less: accumulated depreciation              120,500
                                                       -------
           Net carrying value                         $641,122
                                                       =======

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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC's policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions such as hurricanes and tropical storms. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2000 was approximately $4.6 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 3.

Management believes that the liabilities for claims and claims expense at December 31, 2000 is appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date.

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                 Year Ended                Year Ended
                                                             December 31, 2000         December 31, 1999
                                                             -----------------         -----------------
             Balance at beginning of year                        $3,064,388                $2,524,056
             Less reinsurance recoverable                       (1,532,194)               (1,271,528)
                                                                -----------               -----------

             Net balance at beginning of year                     1,532,194                 1,252,528
                                                                  ---------                 ---------

             Incurred related to:
                 Current year                                     4,327,661                 4,385,309
                 Prior years                                      (166,000)                 (521,000)
                                                                  ---------                 ---------
             Total incurred                                       4,161,661                 3,864,309
                                                                  ---------                 ---------
             Paid related to:
                 Current year                                     3,348,000                 2,656,000
                 Prior years                                        972,374                   928,643
                                                                    -------                   -------
             Total paid                                           4,320,374                 3,584,643
                                                                  ---------                 ---------
             Net balance at end of year                           1,373,481                 1,532,194
                 Plus reinsurance recoverable                     2,094,643                 1,532,194
                                                                  ---------                 ---------
             Balance at end of year                              $3,468,124                $3,064,388
                                                                 ==========                ==========


The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, at December 31, 2000 and 1999, were decreased in the following year by $166,000, and $521,000, respectively, for claims that had occurred on or prior to the balance sheet date. This favorable loss emergence resulted principally from settling losses established in the prior year for amounts that were less than expected.

NOTE 7 - REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive supervision and regulation by the DOI. The Florida Insurance Code (the "Code") requires that UPCIC maintain minimum statutory surplus of $4,000,000. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the State of Florida.

On December 31, 1997, UPCIC entered into a consent order with the DOI related to the issuance of its certificate of authority (the "Consent Order"). Under the terms of the Consent Order, during its first four years of operations, UPCIC may only pay dividends on its common stock approved in advance and in writing by the DOI. No dividends were declared or paid by UPCIC on its common stock during 2000 or 1999. The Consent Order also requires that UPCIC obtain prior written approval of the DOI before amending, updating, or changing any managing general agent contracts.

On January 16, 1998, UPCIC entered into a consent order with the DOI related to the proposed participation in the JUA depopulation program (the "Depopulation Consent Order"). Under the Depopulation Consent Order, UPCIC is required to maintain catastrophe reinsurance up to its 100 year Probable Maximum Loss with reinsurers who are authorized and/or approved or approved in advance and in writing by the DOI. The Depopulation Consent Order also requires UPCIC to materially abide by its depopulation plan submitted to the DOI, which limits UPCIC's depopulation assumptions to 30,000 policies. The premium limits and surplus requirements impact UPCIC's potential growth. UPCIC's ability to exceed these limitations will be subject to its ability to continue to renew policies transferred from the Takeout Program and attract additional policyholders from the voluntary insurance market as well as maintaining capital and surplus to support its underwriting program. As of December 31, 2000 and 1999, UPCIC was in compliance with requirements of the Code, the Consent Order and the Depopulation Consent Order. The Depopulation Consent Order expired January 16, 2001.

The Company is required to comply with The National Association of Insurance Commissioners ("NAIC") risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating conditions. As of December 31, 2000 and 1999, based on calculations using appropriate NAIC formulas, the Company's total adjusted capital is in excess of ratios which would require any form of regulatory action.

The following schedule reconciles statutory net income and surplus of UPCIC as reported in the 2000 and 1999 annual statements filed with the DOI, prepared on the basis of statutory accounting principles, to UPCIC's net income for the years ended December 31, 2000 and 1999 and stockholders' equity under GAAP at December 31, 1999:

                                                                Year Ended                  Year Ended
                                                             December 31, 2000           December 31, 1999
                                                             -----------------           -----------------
                                                        NET INCOME             SURPLUS         NET INCOME

Balance per statutory financial statements              $(637,509)            $4,585,739       $(276,339)
Deferred policy acquisition costs                        (722,209)             1,798,667        1,033,864
Deferred income taxes                                      117,531             (287,227)        (361,307)
Other                                                            -                 9,778                -
                                                      ------------            ----------       ----------
Balance in conformity with GAAP                       ($1,242,187)            $6,106,957         $396,218
                                                      ============            ==========       ==========

NOTE 8 - RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance and administration functions are performed for UPCIC by Universal Property & Casualty Management, Inc. ("Universal Management") pursuant to a Management Agreement dated June 2, 1997 ("Management Agreement") and Addenda thereto dated June 12, 1997 and June 1, 1998 ("Addenda"). Universal Management is a wholly-owned subsidiary of American European Group, Inc. ("AEG"), a Delaware insurance holding company. Universal Management and AEG both employ UPCIC's CEO as a senior officer and director. During the years ended December 31, 2000 and 1999, UPCIC incurred administrative costs to Universal Management of $1,122,377 and $1,057,766, respectively.

As of December 31, 2000, corporate counsel held $290,000 in trust, for the benefit of the Company, which funds were placed in trust in connection with a dispute involving a Company director and an unrelated entity. These funds are included in cash and cash equivalents as of December 31, 2000.

NOTE 9 - INCOME TAX PROVISION

Since its inception, the Company has incurred cumulative tax-operating losses. Therefore, the Company has not incurred any significant income tax liabilities during that time. As of December 31, 2000, the Company had net operating loss carryforwards totaling approximately $7,294,000 which are available to offset future taxable income, if any, through 2020.

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2000 and 1999:

                                                            2000      1999
                                                            ----      ----

           Statutory federal income tax rate                34.0%      34.0%

           Increases (decrease) resulting from:

                    Change in valuation allowance         (33.8%)    (34.4%)
                    Other                                  (0.2%)       0.4%
                                                          -------    -------
           Effective tax rate                               0.0%        0.0%
                                                          =======    =======

Deferred income taxes at December 31, 2000 are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

           Deferred tax assets:
                    Net operating loss carryforward                $2,762,000
                    Unearned premiums                                 290,000
                    Unpaid losses                                      60,000
                    Organizational costs                               25,000
                                                                       ------
                                                                    3,137,000

           Deferred tax liabilities:
                    Fixed assets                                     (11,000)
                    Deferred acquisition costs                      (677,000)
                                                                    ---------

           Subtotal                                                 (688,000)
                                                                    ---------

           Net deferred tax asset                                   2,449,000
           Less:  valuation allowance                             (2,449,000)
                                                                  -----------
           Net deferred income tax asset                          $     -
                                                                  ===========


A valuation allowance is deemed necessary because management does not believe that is more likely than not that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred tax asset shown above.

The net operating loss carryforwards will expire as follows:

          Expiration

          2008                                       $328,000
          2009                                      1,010,000
          2010                                      1,116,000
          2011                                        677,000
          2012                                      1,570,000
          2013                                      1,379,000
          2014                                          5,000
          2020                                      1,209,000
                                                    ---------
                                                   $7,294,000

NOTE 10 - STOCKHOLDERS' EQUITY

CUMULATIVE PREFERRED STOCK

In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt, and 88,690 shares of Series M
Preferred Stock were issued during fiscal year ended April 30, 1997 for repayment of $88,690 of related party debt. Each share of Series A and M Preferred Stock is convertible by the Company into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. Beginning May 1, 1998, the Series A Preferred Stock pays a cumulative dividend of $.25 per share per quarter. In connection with this issuance of the Series A Preferred Stock, the Company issued the holders warrants to purchase 12,488 shares of Common Stock at $4.25 per share, exercisable through October 17, 2004. The Series A and Series M Preferred Stock was redeemable by the Company at $10 per share through April 2000 and had a liquidation value of $10 per share plus accrued dividends.

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

A summary of the option activity for the years ended December 31, 2000 and 1999 is presented below:


                                                                Options Exercisable
                                                                -------------------
                                                                                                                 Weighted
                                                                                                                 Average
                                        Number                 Option Price Per Share               Number       Exercise
                                       of Shares         Low            High         Weighted      of Shares      Price
                                       ---------         ---            ----         --------      ---------      -----
Outstanding January 1, 1999            5,763,624        $0.63          $22.00          $1.32        5,763,624       $1.34
Granted                                   50,000        $0.75           $0.75          $0.75
                                          ------
Outstanding December 31, 1999          5,813,624        $0.63          $22.00          $1.32        5,813,624       $1.32
Granted                                  455,000        $1.00           $1.10          $1.08
                                         -------
Outstanding December 31, 2000          6,268,624        $0.63          $22.00          $1.30        6,268,624       $1.30
                                       =========

The following table summarizes the information about options outstanding at December 31, 2000:

                       Options Outstanding and Exercisable
                       -----------------------------------

                                           Weighted Average
                                              Remaining            Weighted
    Range of                Number         Contractual Life        Average
 Exercise Prices         Outstanding          (in years)        Exercise Price
 -----------------       -----------       ----------------     --------------

    $0.63 -$1.87           6,090,000             6.7                   $1.17
    $2.88 -$3.88             142,999             4.9                   $3.39
    $6.00-$22.00              35,625             3.0                  $14.52
                           ---------
                           6,268,624
                           =========

As described in Note 1, the Company accounts for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended December 31, 2000 and 1999 for options granted to employees and directors as the exercise prices for stock options granted are equal to their fair market value at the time of grant. The Company expenses the fair value (as determined at the grant date) of options and warrants granted to non-employees over the vesting period. Had compensation cost for options granted to employees and directors been determined in accordance with the fair value provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                       Year Ended           Year Ended
                                    December 31, 2000    December 31, 1999
                                    -----------------   ------------------
                                        Net Loss          Net Income

         Net income (loss):
             As reported               $(1,488,164)       $1,175,443
             Pro forma                 $(1,972,325)         $882,420
         Income (loss) per share:
         Basic

             As reported                    $(0.10)            $0.08
             Pro forma                      $(0.13)            $0.06
         Diluted

             As reported                    $(0.10)            $0.07
             Pro forma                      $(0.13)            $0.05

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   Option   Pricing  Model  with  the  following   weighted-average
assumptions.

                                            Year Ended            Year Ended
                                         December 31, 2000     December 31, 1999
                                         -----------------     -----------------
          Dividend yield                        0.00%                   0.00%
          Expected life of option             5 years                 5 years
          Risk free interest rate               6.50%                   6.50%
          Expected volatility                  86.56%                 103.36%

Using the Black-Scholes Pricing Model, the estimated weighted average fair value per option granted during the years ended December 31, 2000 and 1999 was $.79 and $.60, respectively.

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

The pro forma amounts may not be representative of the future effects on reported net income (loss) and net income (loss) per share that will result from the future granting of stock options since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

WARRANTS

A summary of the warrant activity for the years ended December 31, 2000 and 1999 is presented below:

                                                                                                     Warrants Exercisable
                                                                                                     --------------------
                                                                                                     Weighted     Weighted
                                                                Warrant Price Per Share              Average      Average
                                            Number              -----------------------               Number      Exercise
                                            of Shares       Low            High        Weighted     of Shares      Price
                                            ---------       ---            ----        --------     ---------      -----
Outstanding January 1, 1999                 4,714,606       $0.75          $6.00        $1.47       4,714,606        $1.47
Canceled                                    (320,954)       $2.00          $3.50        $2.75
                                            ---------
Outstanding December 31, 1999               4,393,652        $.75          $6.00        $1.34       4,393,652        $1.34
Granted                                       325,000       $1.00          $3.25        $2.15
Canceled                                    (325,000)       $1.00          $3.25        $2.15
                                            ---------
Outstanding January 1, 2000                 4,393,652        $.75          $6.00        $1.34       4,393,652        $1.34
                                            =========

The following table summarizes the information about warrants outstanding at December 31, 2000:

                            Warrants Outstanding and Exercisable
                            ------------------------------------

                                                   Weighted
                                                    Average
                                                   Remaining        Weighted
           Range of                Number         Contractual        Average
        Exercise Prices         Outstanding     Life (in years)  Exercise Price
        ---------------         -----------     ---------------  --------------
         $0.75 - $1.50             3,614,109          3.7             $1.01
         $1.75 - $6.00               779,543          4.9             $2.84
                                   ---------
                                   4,393,652
                                   =========

During the year ended December 31, 2000, the Company issued 325,000 warrants to purchase Common Stock at prices ranging from $1.00 to $3.25 per share for investor relation services. No warrants were issued in 1999.

OTHER STOCK ISSUANCES

During the year ended December 31, 2000, the Company issued 100,000 shares of Common Stock of the Company at a price of $.375 per share for the purchase of a website and domain name. The value of the shares was based on the quoted market price at the date of issuance.

During the year ended December 31, 1999, the Company issued 80,000 shares of Common Stock at a price of $1.00 per share in connection with a settlement agreement and mutual release related to a previously pending lawsuit. The shares were valued based on the quoted market price at the date of issuance.

STOCK GRANTOR TRUST

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust ("SGT") to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2,900,000 shares of Company stock. In exchange, the SGT has delivered $29,000 and a promissory note to the Company for approximately $2,320,000 which together represent the purchase price of the shares. Amounts owed by the SGT to the Company will be repaid by cash received by the SGT, which will result in the SGT releasing shares to satisfy Company obligations for stock options.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

In 1997 the Company entered into a four-year employment agreement with the president of the Company. Under the terms of the employment agreement, the president will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year with a 5% annual increase. Additionally, pursuant to the employment agreement, and during each year thereof, the president is entitled to a bonus equal to 3% of pretax profits up to $5,000,000 and 4% of pretax profits in excess of $5,000,000. The employment agreement contains non-competition and non-disclosure covenants. Under the terms of the agreement, the president was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.00 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years. The exercise price of the options equaled the market price of the Company's Common Stock at the date of grant. In addition, the agreement may be extended for an additional two years at the option of the president.

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

NOTE 13 - EARNINGS PER SHARE

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income (loss) for the years ended December 31, 2000 and 1999.


                                                         Year Ended                                 Year Ended
                                                     December 31, 2000                          December 31, 1999
                                                     -----------------                          -----------------
                                             Income                                     Income
                                          Available to                               Available to
                                             Common                                     Common                      Per
                                          Stockholders                 Per Share     Stockholders                   Share
                                             Amount         Shares     Amount           Amount        Shares        Amount
                                             ------         ------     ------           ------        ------        ------
Net (loss) income                        $(1,488,164)                                   $1,175,443
   Less:  Preferred stock dividends          (49,949)                                     (49,950)
                                             --------                                     --------

(Loss) income available
   to common stockholders                 (1,538,113)    14,788,000     $(0.10)          1,125,493   14,747,000      $0.08
                                                                         =====                                        ====

Effect of dilutive securities:
   Stock options and warrants                     --            --          --                -         588,000     (0.01)
   Preferred Stock                                --            --          --              49,950      569,000         --
                                                  --            --       -----            --------      -------       ----

(Loss) income available to common
   stockholders and assumed
   conversion                            $(1,538,113)    14,788,000     $(0.10)         $1,175,443   15,904,000      $0.07
                                         ============    ==========     =======         =========    ==========       ====


Options and warrants  totaling  10,737,276  and 9,619,276 were excluded from the calculation of diluted earnings per share as their effect was  anti-dilutive for the years ended December 31, 2000 and 1999, respectively.
