Form 10QSB
period 2001-03-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2001-05-15
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______________ to ______________


                         COMMISSION FILE NUMBER 0-20848


                       UNIVERSAL INSURANCE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


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


                                 (305) 792-4200
                           (Issuer's telephone number)



            State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 17,599,309 shares of common stock as of May 1, 2001.

            Transitional Small Business Disclosure Format   Yes      No  X

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

            The following unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                           MARCH 31, 2001
                                             (Unaudited)

                                     ASSETS
  Debt securities held-to-maturity (fair value of $3,890,597)               $ 3,798,184
  Equity securities available for sale (cost of $367,436)                       293,064
  Cash and cash equivalents                                                  10,252,343
  Prepaid reinsurance premiums and reinsurance recoverable                   11,465,836
  Premiums and other receivables                                                700,550
  Deferred policy acquisition costs                                           2,744,376
  Property, plant and equipment, net                                            640,269
                                                                            -----------
  Total assets                                                              $29,894,622
                                                                            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES:
  Unpaid losses and loss adjustment expenses                                $ 3,768,493
  Unearned premiums                                                          15,038,819
  Accounts payable                                                            2,077,111
  Other accrued expenses                                                        607,882
  Accrued taxes, licenses and fees                                               28,441
  Due to related parties                                                         20,041
                                                                            -----------
  Total liabilities                                                          21,540,787
                                                                            -----------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
  Cumulative convertible preferred stock, $.01 par value,
    1,000,000 shares authorized, 138,640 shares issued and
    outstanding, minimum liquidation preference of
    $1,419,700                                                                    1,387
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 14,894,584 shares issued and 14,699,309
    shares outstanding                                                          148,946
  Common stock in treasury, at cost - 195,275
  shares                                                                        (98,749)
  Additional paid-in capital                                                 15,126,242
  Accumulated deficit                                                        (6,749,619)
  Accumulated other comprehensive loss                                          (74,372)
                                                                            -----------
  Total stockholders' equity                                                  8,353,835
                                                                            -----------
  Total liabilities and stockholders' equity                                $29,894,622
                                                                            ===========

  The accompanying notes to consolidated financial statements are an integral part of this statement.

                     UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended           Three Months Ended
                                                                         March 31,                   March 31,
                                                                          2001                        2000
                                                                          ----                        ----
PREMIUMS EARNED AND OTHER REVENUES
      Premium income, net                                              $ 2,312,803                  $ 2,047,449
      Net investment income                                                191,222                      194,125
      Commission revenue                                                   319,835                      331,009
       Other income                                                      1,815,200                           --
                                                                        ----------                   ----------
               Total revenues                                            4,639,060                    2,572,583

OPERATING COST AND EXPENSES:
      Losses and loss adjustment expenses                                1,474,126                      888,936
      General and administrative expenses                                1,661,946                    1,076,972
                                                                        ----------                   ----------
            Total operating cost and expenses                            3,136,072                    1,965,908


NET INCOME                                                              $1,502,988                     $606,675
                                                                        ==========                     ========


INCOME PER COMMON SHARE:
Basic                                                                     $   0.10                     $   0.04
                                                                          ========                     ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                                    14,749,000                   14,795,000
                                                                        ==========                   ==========


INCOME PER COMMON SHARE:
Diluted                                                                   $   0.10                      $  0.04
                                                                          ========                      =======
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                                                   15,317,000                   16,590,000
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

                     UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)


                                                             For Three Months          For Three Months
                                                                   Ended                     Ended
                                                                  March 31,                 March 31,
                                                                    2001                       2000
                                                                    ----                       ----
NET INCOME                                                       $1,502,988                  $606,675

OTHER COMPREHENSIVE INCOME:
Change in net unrealized (loss) gain on
available-for- sale securities                                      (14,500)                   210,169
                                                                  ---------                  ---------
COMREHENSIVE INCOME                                              $1,488,488                   $816,844
                                                                 ==========                  =========







The accompanying notes to consolidated financial statements are an integral part of this statement.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                    Three Months Ended                Three Months Ended
                                                                        March 31,                         March 31,
                                                                          2001                              2000
                                                                          ----                              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  1,502,988                    $    606,675
      Adjustments to reconcile net income
        to cash provided by operations:
      Amortization and depreciation                                            34,681                          17,008
      Gains on sales of equity securities available for sale                        -                         (16,029)
      Net accretion of bond premiums and discount                             (11,744)                              -
      Warrants issued in lieu of payments                                           -                           6,000

Net change in assets and liabilities relating to operating activities:
      Prepaid reinsurance premiums and reinsurance recoverable               1,221,309                     (1,643,724)
      Other receivables and deposits                                           144,789                        (46,548)
       Deferred policy acquisition costs                                      (945,709)                      (271,265)
      Accounts payable                                                        (636,710)                      (323,116)
      Other accrued expenses                                                    30,625                       (654,906)
      Accrued taxes, licenses and fees                                        (192,233)                       (98,012)
      Unpaid losses and loss adjustment expenses                               300,369                        102,225
      Unearned premiums                                                     (1,134,838)                      (585,992)
      Due from related parties and other                                             -                        294,715
                                                                          ------------                    ------------
Net cash  provided  by (used in) operating activities                          313,527                     (2,612,969)
                                                                          ------------                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (33,828)                      (107,792)
      Purchase of equity securities available for  sale                              -                       (412,370)
      Proceeds from sale of equity securities available for sale                     -                        233,995
      Purchase of debt securities held to maturity                            (409,062)                      (339,034)
      Proceeds from maturities of debt securities held to maturity              51,026                        116,301
                                                                          ------------                    -----------
Net cash  used in investing activities                                        (391,864)                      (508,900)
                                                                          ------------                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Preferred stock dividend                                                 (12,488)                       (12,488)
      Purchase of treasury stock                                               (14,495)                             -
                                                                          ------------                    -----------
      Net cash used in financing activities                                    (26,983)                       (12,488)
                                                                          ------------                    -----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                                 (105,320)                    (3,134,357)

CASH AND CASH EQUIVALENTS, Beginning of period                              10,357,663                     16,272,982
                                                                          ------------                    -----------

CASH AND CASH EQUIVALENTS, End of period                                  $ 10,252,343                   $ 13,138,625
                                                                          ============                   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 1 -  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly-owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), and other wholly-owned entities which are under common control through common ownership. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheet of the Company as of March 31, 2001 and the related consolidated statements of operations, comprehensive operations and cash flows for three months ended March 31, 2001 and 2000 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made in the 2000 financial statements to conform them to and make them consistent with the presentation used in the 2001 financial statements.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which changes the effective date of SFAS No. 133 for financial statements for fiscal years beginning after June 15, 2000. Management has determined the adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principals (the "Codification"). The
Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The state of Florida required adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The adoption of the Codification as modified by Florida did not have a material adverse effect on the Company's statutory capital and surplus.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At March 31, 2001, the Company had unearned premiums totaling $15,038,819.

Universal Property and Casualty Management, Inc., an outside management company, provides the Company with management and personnel for UPCIC's underwriting, claims and financial requirements, together with support offices, equipment and services. The fees for such services for the three months ended March 31, 2001 totaled $276,962.

The JUA's incentive program provided approximately $2,700,000 to an escrow account to fund bonus payments to UPCIC. These funds will be progressively released to UPCIC as certain conditions are met, including not canceling policies acquired from the JUA for a three year period. As of March 31, 2001, the Company has substantially complied with the requirements related to a portion of the potential bonus payments and $1,815,200 was released from escrow for 18,152 policies which reached their three-year anniversary. An additional $696,100 was released from escrow in April for 6,961 policies after they had reached their three-year anniversary. The bonus payments are not included in the Company's assets until receipt from escrow. Accordingly, $1,815,200 is reflected in income for the three months ended March 31, 2001. The $696,100 received in April 2001, and the remaining escrow account balance is not included in the accompanying consolidated financial statements.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of unearned ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 2001, deferred policy acquisition costs amounted to $2,744,376.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at March 31, 2001.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of March 31, 2001 was approximately $4.6 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance policy. Reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies.

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

Effective June 1, 2000, UPCIC entered into a quota share treaty and excess per risk agreements with Swiss Reinsurance America Corporation, rated A+ by A.M. Best. Under the quota share treaty, UPCIC cedes a portion of its gross written premiums, losses and loss adjustment expenses with a ceding commission of 35%. The Company has the option to retroactively increase the annual cession to 75% or retroactively reduce the cession to 45%. For the three months ended March 31, 2001 and 2000, UPCIC elected to cede 50% of gross written premiums, losses and loss adjustment expenses. For the nine months ended December 31, 2000 UPCIC ceded 65% of gross written premiums, losses and loss adjustment expenses. In addition, the quota share treaty has a limitation for any one occurrence of $6,500,000 with an option for an additional $3,500,000. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

Effective June 1, 2000, under an excess catastrophe contract, UPCIC obtained coverage of $39,000,000 in excess of $2,000,000. UPCIC also obtained variable coverage of $10,000,000 in excess of $39,000,000 ultimate net loss each loss occurrence.

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund, which is estimated to be $51,000,000. In addition, in the event a hurricane were to decrease the limits of catastrophe coverage, UPCIC purchased contingency coverage to replace the Florida Hurricane Catastrophe coverage for losses of $40,000,000 in excess of $40,000,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                                   Three Months Ended                                 Three Months Ended
                                     March 31, 2001                                     March 31, 2000


                                                            Loss                                           Loss
                                                            and Loss                                       and Loss
                        Premiums         Premiums           Adjustment     Premiums        Premiums        Adjustment
                        Written          Earned             Expenses       Written         Earned          Expenses
                        -------          ------             --------       -------         ------          --------

Direct                $ 5,826,776       $6,961,615        $3,084,468      $5,493,215       $6,079,207      $1,745,401
Assumed                         -                -           -               (22,908)         (22,908)         15,350
Ceded                  (2,378,180)      (4,648,812)       (1,610,342)     (3,408,126)      (4,008,850)       (871,815)
                       ----------       ----------        ----------      ----------       ----------        --------
Net                    $3,448,596       $2,312,803        $1,474,126      $2,062,181       $2,047,449        $888,936
                       ==========       ==========        ==========      ==========       ==========        ========


Other Amounts:

                                                  March 31, 2001
                                                  --------------

Reinsurance recoverable on unpaid losses
  and loss adjustment expenses                    $   2,089,181
Unearned premiums ceded                               9,376,655
Prepaid reinsurance premiums and
  reinsurance recoverable                         $  11,465,836

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at March 31, 2001. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

             The Company has also formed two subsidiaries that specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial

Services Group, Inc., and its wholly owned subsidiary Tigerquote.com Insurance Solutions, Inc. are a network of Internet insurance agencies. At March 31, 2001, agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' department of insurance.

FINANCIAL CONDITION

            Cash and cash equivalents at March 31, 2001 aggregated $10,252,343. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

            UPCIC expects that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At March 31, 2001 UPCIC's investments were comprised of $10,252,343 in cash and repurchase agreements, $3,798,184 in fixed maturity securities and $293,064 in equity securities.

             Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Approximately 52% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 40,000 homeowners insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting inland marine and personal umbrella liability policies in the future. Any such program will require the approval of the Florida Department of Insurance.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH 31, 2000

            Gross premiums written increased 6.1% to $5,826,776 for the three month period ended March 31, 2001 from $5,493,215 for the three month period ended March 31, 2000. The increase in gross premiums written is primarily attributable to the Company's effort to solicit business in the open market through independent agents.

            Net premiums written (i.e. gross premiums written minus premiums ceded to reinsurers) increased 67.2% to $3,448,596 for the three month period ended March 31, 2001 from $2,062,181 for the three month period ended March 31, 2000. The increase in net premiums written reflects the impact of reinsurance since $2,378,180 or 40.8% of premiums written were ceded to reinsurers for the three month period ended March 31, 2001 as compared to $3,408,126 or 62.0% for the three month period ended March 31, 2000. The increase in net premiums written was a result of the Company's effort to solicit business in the open market through independent agents, as well as decreased costs of the reinsurance program relative to the premium base in 2001.

            Net premiums earned increased 13.0% to $2,312,803 for the three month period ended March 31, 2001 from $2,047,449 for the three month period ended March 31, 2000. The increase is due to the Company's effort to solicit business in the open market through independent agents, as well as decreased costs of the reinsurance program relative to the premium base in 2001.

            Investment income consists of net investment income and net realized gains (losses). Investment income decreased 1.5% to $191,222 for the three month period ended March 31, 2001 from $194,125 for the three month period ended March 31, 2000. The decrease is primarily due to gains recognized on the sale of equity securities in the three months ended March 31, 2000.

            Commission income decreased 3.4% to $319,835 for the three month period ended March 31, 2001 from $331,009 for the three month period ended March 31, 2000. Commission income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations.

             Other income consists of JUA bonus payments of $1,815,200 released from escrow during the three months ended March 31, 2001.

            Losses and loss adjustment expenses ("LAE") incurred increased 65.8% to $1,474,126 for the three month period ended March 31, 2001 from $888,936 for the three month period ended March 31, 2000. The Company's loss ratio, for the three month period ended March 31, 2001 was 63.7% compared to 43.4% for the three month period ended March 31, 2000. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. Losses and LAE increased due to a higher frequency of claims in the three months ended March 31, 2001.

            Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to similar or greater catastrophes.

            General and administrative expenses increased 54.3% to $1,661,946 for the three month period ended March 31, 2001 from $1,076,972 for the three month period ended March 31, 2000. General and administrative expenses have increased due to further development of the Company's insurance operations. Approximately $325,000 of general and administrative expenses were incurred in the three months ended March 31, 2001 developing the Company's insurance Internet initiative.

LIQUIDITY AND CAPITAL RESOURCES

             The Company's primary sources of capital are premium revenues and investment income.

             For the three month period ended March 31, 2001, cash flows provided by operating activities were $313,527 primarily due to JUA bonus payments released from escrow in the first quarter of the year. If not for receipt of the JUA bonus payments, cash flows from operating activities would have been negative, primarily due to the relatively low number of policies with renewal dates in the first quarter of the year. Cash flow from operating activities is expected to be positive in the reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities is comprised of payment of preferred stock dividends and purchases of treasury stock.

             The Company believes that its current capital resources will be sufficient to support current operations and expected growth for at least 24 months.

             The balance of cash and cash equivalents at March 31, 2001 is $10,252,343. This amount along with readily marketable debt and equity securities aggregating $4,091,248 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1 million up to the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

             To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida
Insurance   Code.   The  Company  is  also  required  to  adhere  to  prescribed premium-to-capital surplus ratios. The Company is in compliance with these requirements.

             The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. Pursuant to a consent order between UPCIC and the Florida Department of Insurance ("DOI"), during UPCIC's first four years of operations, any dividend would require DOI approval.

             The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2000, based on calculations using the appropriate NAIC RBC formula, the Company's total adjusted capital is in excess of the amount which would require any form of regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the

DOI. UPCIC's statutory capital and surplus was $5,823,283 as of March 31, 2001. Statutory net income was $320,205 for the three month period ended March 31, 2000 and $206,910 for the three month period ended March 31, 2000.

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            The Company did not have any reportable legal proceedings during the three months ending March 31, 2001. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management all such matters are adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 2.    CHANGES IN SECURITIES

            None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.    OTHER INFORMATION

            None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

            The following exhibit required by item 601 of Regulation S-B is filed herewith as part of this Filing.

   EXHIBIT NO.                           EXHIBIT

   10.1 Addendum No.3 to Employment Agreement between the Company and Bradley Meier, dated May 4, 2001.

   11.1                                  Statement Regarding the Computation of
                                         Per Share Income

Reports on form 8-K

            None.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNIVERSAL INSURANCE HOLDINGS, INC.


Date May 15, 2001                  /s/ Bradley I. Meier
                                   --------------------------------------
                                   Bradley I. Meier, President

EXHIBIT 10.1
Addendum No.3 to Employment Agreement
Universal Insurance Holdings

                                 ADDENDUM NO. 3




            This ADDENDUM No. 3, dated May 4, 2001, by and between Universal Insurance Holdings, Inc., (formerly Universal Heights, Inc.) (hereinafter the "Company"), and Bradley I. Meier ("Employee"), modifies and amends the existing employment agreement ("Agreement") and all prior ADDENDA thereto ("PRIOR ADDENDA") between the Company and the Employee, only in respect of the matters set forth herein, and otherwise the Agreement and Prior ADDENDA remain in full force and effect as if this ADDENDUM No. 3 had not been executed:

                 I. In respect of the parties to the Agreement and Prior ADDENDA, Universal Insurance Holdings, Incorporated is the now legal name of Universal Heights, Inc., the name change having occurred on December 26, 2001, and all reference in the Agreement and Prior ADDENDA to Universal Heights, Inc., shall now apply with equal force of law to Universal Insurance Holdings, Inc.

                 II. In respect of "Article 6." of the Agreement entitled "Compensation," the first subsection (a) entitled "Base Salary" is modified as follows: "the Employee shall receive for the 2001 calendar year an additional fifteen (15%) percent increase in his base compensation in addition to the cumulative base compensation and increase calculated as at the beginning of the 2001 calendar year, retroactive to January 1, 2001; and for each successive year of the Term of the Agreement the base Compensation as adjusted by previous percentage increase(s) shall be increased annually by ten (10%) percent.

                 IN WITNESS WHEREOF, this Addendum No. 3 has been signed and executed as of the first date written above.

                            UNIVERSAL INSURANCE HOLDINGS, INC.


                       BY:  /s/ Irwin I. Kellner
                            -----------------------------------
                            Secretary and Director


                            /s/ Bradley I. Meier
                            --------------------------------
                            Bradley I. Meier- Employee

EXHIBIT 11.1

                       Universal Insurance Holdings, Inc.

             Statement Regarding the Computation of Per Share Income

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income for the three month periods ended March 31, 2001 and 2000.

                                           Three Months Ended                                 Three Months Ended
                                             March 31, 2001                                     March 31, 2000
                                             --------------                                     --------------
                                     Income                                         Income
                                     Available                                      Available
                                     to Common                      Per-Share       to Common                       Per-Share
                                     Stockholders       Shares      Amount          Stockholders      Shares        Amount
                                     ------------       ------      ------          ------------      ------        ------
Net income                          $1,502,988                                       $606,675
  Less: Preferred stock dividends      (12,488)                                       (12,488)
Income available to common
   stockholders                      1,490,500        14,749,000       $0.10         $594,187      14,795,000        $0.04
                                                                       =====                                         =====

Effect of dilutive securities:

   Stock options and warrants               ---               ---        ---              ---        1,227,000         ---
   Preferred stock                       12,488           568,000        ---           12,488          568,000         ---
                                         ------           -------    -------          -------        ---------       -----
Income available to common
  stockholders and assumed
     conversion                      $1,502,988        15,317,000      $0.10         $606,675       16,590,000       $0.04
                                     ==========        ==========      =====         ========       ==========       =====

Options and warrants totaling 10,737,000 and 9,510,000 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the three months ended March 31, 2001 and 2000, respectively.