Form 10QSB
period 2001-06-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2001-08-14
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



        State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 17,585,939 shares of common stock as of August 1, 2001.

        Transitional Small Business Disclosure Format   Yes __   No  X

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

        The following unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)

                                     ASSETS
Debt securities held-to-maturity (fair value of
$3,695,408)                                                          $3,617,905
Equity securities available for sale (cost of
    $366,309)                                                           346,014
Cash and cash equivalents                                            10,470,760
Prepaid reinsurance premiums and reinsurance
    recoverable                                                       9,440,575
Premiums and other receivables                                          926,887
Deferred policy acquisition costs                                     2,328,357
Property, plant and equipment, net                                      766,585
                                                                    -----------
Total assets                                                        $27,897,083
                                                                    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                           $4,208,745
Unearned premiums                                                    12,768,981
Accounts payable                                                      2,464,889
Other accrued expenses                                                  460,805
Accrued taxes, licenses and fees                                          8,441
Loan payable                                                            259,206
Total liabilities                                                    20,171,067

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: Cumulative convertible preferred
  stock, $.01 par value, 1,000,000 shares authorized,
  138,640 shares issued and outstanding, minimum
  liquidation preference of $1,419,700                                    1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
  14,894,584 shares issued and 14,685,939 shares outstanding            148,946
Common stock in treasury, at cost - 208,645 shares                     (101,819)
Additional paid-in capital                                           15,126,242
Accumulated deficit                                                  (7,428,445)
Accumulated other comprehensive loss                                    (20,295)
Total stockholders' equity                                            7,726,016
Total liabilities and stockholders' equity                          $27,897,083

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.


               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Six Months Ended             Three Months Ended
                                                                 June 30,        June 30,       June 30,      June 30,
                                                                   2001            2000           2001          2000
                                                                   ----            ----           ----          ----
PREMIUMS EARNED AND OTHER REVENUES
     Premium income - net                                         $4,118,080      $3,654,146   $1,805,277     $1,606,697
     Net investment income                                           354,237         520,435      163,015        326,687
     Commission revenue                                              851,991         644,797      532,156        313,788
        Other income                                               2,637,300               -      822,100              -
                                                                  ----------      ----------   ----------     ----------
               Total revenues                                      7,961,608       4,819,378    3,322,548      2,247,172
                                                                  ----------      ----------   ----------     ----------

OPERATING COST AND EXPENSES:
     Losses and loss adjustment expenses                           3,220,248       1,600,812    1,746,122        711,876
     General and administrative expenses                           3,726,765       2,493,649    2,064,819      1,417,054
                                                                  ----------      ----------   ----------     ----------
         Total operating cost and expenses                         6,947,013       4,094,461    3,810,941      2,128,930
                                                                  ----------      ----------   ----------     ----------

NET INCOME (LOSS)                                                 $1,014,595        $724,917   ($ 488,393)   $   118,242
                                                                  ==========      ==========   ==========    ===========


INCOME (LOSS) PER COMMON SHARE:
Basic                                                               $   0.07        $   0.05   ($    0.03)   $      0.01
                                                                  ==========      ==========   ==========    ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                              14,698,000      14,795,000   14,687,000     14,795,000
                                                                  ==========      ==========   ==========    ===========

INCOME (LOSS) PER COMMON SHARE:
Diluted                                                             $   0.07        $   0.05  ($     0.03)   $      0.01
                                                                  ==========      ==========   ==========    ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                                             15,266,000      15,968,000   14,687,000     15,412,000
                                                                  ==========      ==========   ==========    ===========

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                              UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                  (Unaudited)


                                                                    Six Months                         Three Months
                                                                      Ended                               Ended
                                                           June 30,           June 30,          June 30,         June 30,
                                                             2001               2000              2001             2000
                                                             ----               ----              ----             ----
NET INCOME (LOSS)                                        $1,014,595          $724,917         ($488,393)       $118,242

OTHER COMPREHENSIVE INCOME:
Change in net unrealized (loss) gain on
available-for- sale securities                               39,577          (160,364)           54,077        (370,533)
                                                          ---------        ----------         ---------      ----------

COMREHENSIVE INCOME (LOSS)                               $1,054,172        $  564,553        $ (434,316)      $(252,291)
                                                          =========        ==========        ==========      ==========



The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended        Six Months Ended
                                                                     June 30,                June 30,
                                                                      2001                     2000
                                                                      ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $1,014,595               $ 724,917
      Adjustments to reconcile net income
        to cash provided by used in operations:
      Amortization and depreciation                                     72,109                  33,630
      Gains on sales of equity securities available for sale                 -                 (98,083)
      Net accretion of bond premiums and discount                      (12,739)                      -
      Warrants issued in lieu of payments                                    -                  20,890

Net change in assets and liabilities relating to operating activities:
      Prepaid reinsurance premiums and reinsurance recoverable       3,246,570              (2,223,680)
      Other receivables and deposits                                   (81,548)               (114,630)
      Deferred policy acquisition costs                               (529,690)                128,463
      Accounts payable                                                (248,932)                 (4,368)
      Other accrued expenses                                          (116,452)               (259,532)
      Accrued taxes, licenses and fees                                (212,233)               (202,878)
      Unpaid losses and loss adjustment expenses                       740,621                 176,266
      Unearned premiums                                             (3,404,677)             (1,266,500)
      Due from related parties and other                               (20,040)                      -
                                                                    ----------              ----------

Net cash  provided  by (used in) operating activities                  447,584              (3,085,505)
                                                                    ----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                            (197,572)               (197,725)
      Purchase of equity securities available for  sale                      -                (412,370)
      Proceeds from sale of equity securities available for sale             -                 434,253
      Purchase of debt securities held to maturity                    (601,062)               (884,375)
      Proceeds from maturities of debt securities held to maturity     425,427                 313,220
                                                                    ----------              ----------
Net cash used in investing activities                                 (373,207)               (746,997)
                                                                    ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan payable                                                     259,206                      --
      Cash dividends                                                  (202,921)                (24,976)
      Purchase of treasury stock                                       (17,565)                      -
                                                                    ----------              ----------
      Net cash provided by financing activities                         38,720                 (24,976)
                                                                    ----------              ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          113,097              (3,857,478)

CASH AND CASH EQUIVALENTS, Beginning of period                      10,357,663              16,272,982
                                                                    ----------              ----------

CASH AND CASH EQUIVALENTS, End of period                           $10,470,760             $12,415,504
                                                                  ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Interest paid                                              $     1,095             $         -
        Income taxes paid                                                    -                  40,000


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

NOTE 1 -  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly-owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), and other wholly-owned entities which are under common control through common ownership. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet of the Company as of June 30, 2001, the related consolidated statements of operations and comprehensive operations for the six months and three months ended June 30, 2001 and 2000, and cash flows for six months ended June 30, 2001 and 2000 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which changes the effective date of SFAS No. 133 for financial statements for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, which amended SFAS No. 133. The Company adopted both effective January 1, 2001. The Company does not have derivative instruments and thus, the adoption of SFAS No. 133 and No. 138 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards are not expected to have a significant impact on the Company's financial statements.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At June 30, 2001, the Company had unearned premiums totaling $12,768,981.

Universal Property and Casualty Management, Inc., an outside management company, provides the Company with management and personnel for UPCIC's underwriting, claims and financial requirements, together with support offices, equipment and services. The fees for such services for the six months ended June 30, 2001and 2000 totaled $578,437 and $534,929, respectively. The fees for the three months ended June 30, 2001 and 2000 totaled $301,475 and $355,527, respectively.

The JUA's incentive program provided approximately $2,700,000 to an escrow account to fund bonus payments to UPCIC. These funds will be progressively released to UPCIC as certain conditions are met, including not canceling policies acquired from the JUA for a three year period. As of June 30, 2001, the Company has substantially complied with the requirements related to most of the potential bonus payments and $2,511,300 was released from escrow for 25,113 policies which had reached their three-year anniversary. An additional $126,000 was released from escrow in July for 1,260 policies after they had reached their three-year anniversary in June 2001. The bonus payments are not included in the Company's assets until they are eligible to be released from escrow. Accordingly, $2,637,300 is reflected in other income for the six months ended June 30, 2001. For the three months ended June 30, 2001, $822,100 is reflected in other income. No bonus payments were reflected in income in the prior year periods. The remaining escrow account balance is not included in the accompanying consolidated financial statements.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of unearned ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At June 30, 2001, deferred policy acquisition costs amounted to $2,328,357.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at June 30, 2001.

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

Liabilities for unpaid claims and claims adjustment expenses are based on estimates of ultimate cost of settlement. Changes in claims estimates resulting from the continuous review process and differences between estimates and ultimate payments are reflected in expense for the period in which the revision of these estimates first became known.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of June 30, 2001 was approximately $4.5 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2001, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with Swiss Reinsurance America Corporation, rated A+ by A.M. Best. Under the quota share treaty, UPCIC cedes 50% of its gross written premiums, losses and loss adjustment expenses with a provisional ceding commission of 35%; the commission percentage will be adjusted based on the ceded loss ratio. In addition, the quota share treaty has a limitation for any one occurrence of $6,500,000. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

Effective June 1, 2001, under an excess catastrophe contract, UPCIC obtained coverage of $47,500,000 in excess of $2,000,000. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund; the coverage is estimated to be $38,000,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                                Six Months Ended                           Six  Months Ended
                                  June 30, 2001                              June 30, 2000
                                  -------------                              -------------


                                                       Loss                                           Loss
                                                     and Loss                                       and Loss
                       Premiums         Premiums    Adjustment      Premiums       Premiums         Adjustment
                       Written           Earned      Expenses       Written         Earned           Expenses
                       -------           ------      --------       -------         ------           --------
Direct               $10,433,019      $13,837,696   $6,819,380    $11,808,568    $13,075,068        $3,929,433
Assumed                        -                -            -        (22,908)       (22,908)           37,806
Ceded                 (6,190,344)      (9,719,616)  (3,599,132)   (10,442,675)    (9,398,014)       (2,366,427)
                      ----------       ----------   ----------    -----------     ----------        ----------
Net                   $4,242,675       $4,118,080   $3,220,248     $1,342,985     $3,654,146        $1,600,812
                      ==========       ==========   ==========     ==========     ==========        ==========

                                Three Months Ended                        Three  Months Ended
                                  June 30, 2001                              June 30, 2000
                                  -------------                              -------------


                                                       Loss                                           Loss
                                                     and Loss                                       and Loss
                       Premiums         Premiums    Adjustment      Premiums       Premiums         Adjustment
                       Written           Earned      Expenses       Written         Earned           Expenses
                       -------           ------      --------       -------         ------           --------

Direct               $4,606,243       $6,876,081    $3,734,912     $6,315,353     $6,995,861        $2,184,032
Assumed                       -                -             -              -              -            22,456
Ceded                (3,812,164)      (5,070,804)   (1,988,790)    (7,034,549)    (5,389,164)       (1,494,612)
                     ----------       ----------    ----------     ----------     ----------        ----------
Net                    $794,079       $1,805,277    $1,746,122      $(719,196)    $1,606,697          $711,876
                       ========       ==========    ==========      =========     ==========          ========


Other Amounts:
                                                           June 30, 2001
                                                           -------------

Reinsurance recoverable on unpaid losses
  and loss adjustment expenses                             $   2,337,054
Unearned premiums ceded                                        7,103,521
                                                               ---------
Prepaid reinsurance premiums and reinsurance recoverable   $   9,440,575

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at June 30, 2001. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        The following discussion and analysis by management of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements.

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

         The Company has also formed two subsidiaries that specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc., and its wholly owned subsidiary Tigerquote.com Insurance Solutions, Inc. are a network of Internet insurance agencies. At June 30, 2001, agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' department of insurance.

FINANCIAL CONDITION

        Cash and cash equivalents at June 30, 2001 aggregated $10,470,760. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

        UPCIC expects that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At June 30, 2001 UPCIC's investments were comprised of $10,470,760 in cash and repurchase agreements, $3,617,905 in fixed maturity securities and $346,014 in equity securities.

         Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Approximately 50% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 40,000 homeowners and dwelling fire insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting inland marine and personal umbrella liability policies in the future. Any such program will require the approval of the Florida Department of Insurance.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000

        Gross premiums written decreased 11.6% to $10,433,019 for the six month period ended June 30, 2001 from $11,808,568 for the six month period ended June 30, 2000. The decrease in gross premiums written is primarily attributable to the Company's nonrenewal of certain policies in high exposure areas in order to mitigate reinsurance costs.

        Net premiums written (i.e. gross premiums written minus premiums ceded to reinsurers) increased 215.9% to $4,242,675 for the six month period ended June 30, 2001 from $1,342,985 for the six month period ended June 30, 2000. The increase in net premiums written reflects the impact of reinsurance since $6,190,344 or 59.3% of premiums written were ceded to reinsurers for the six month period ended June 30, 2001 as compared to $10,442,675 or 88.4% for the six month period ended June 30, 2000. The increase in net premiums written was primarily a result of the Company's election under its quota share reinsurance treaty to cede 50% of gross premiums written, losses and loss adjustment expenses during both of the first two quarters of 2001, versus 50% during the first quarter of 2000 and 65% in the second quarter of 2000.

        Net premiums earned increased 12.7% to $4,118,080 for the six month period ended June 30, 2001 from $3,654,146 for the six month period ended June 30, 2000. The increase is primarily due to the Company's election under its quota share reinsurance treaty to cede 50% of gross premiums written, losses and loss adjustment expenses during both of the first two quarters of 2001, versus 50% during the first quarter of 2000 and 65% in the second quarter of 2000.

        Investment income consists of net investment income and net realized gains (losses). Investment income decreased 31.9% to $354,237 for the six month period ended June 30, 2001 from $520,435 for the six month period ended June 30, 2000. The decrease is primarily due to gains recognized on the sale of equity securities in the six months ended June 30, 2000.

        Commission income increased 32.1% to $851,991 for the six month period ended June 30, 2001 from $644,797 for the six month period ended June 30, 2000. Commission income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations.

        Other income consists of JUA bonus payments of $2,637,300 eligible to be released from escrow during the six months ended June 30, 2001.

        Losses and loss adjustment expenses ("LAE") incurred increased 101.2% to $3,220,248 for the six month period ended June 30, 2001 from $1,600,812 for the six month period ended June 30, 2000. The Company's net loss ratio for the six month period ended June 30, 2001 was 78.2% compared to 43.8% for the six month period ended June 30, 2000. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. Losses and LAE increased due to the Company's election under its quota share reinsurance treaty to cede 50% of gross premiums written, losses and loss adjustment expenses during both of the first two quarters of 2001, versus 50% during the first quarter of 2000 and 65% in the second quarter of 2000, as well as a higher frequency of claims in the six months ended June 30, 2001.

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

        General and administrative expenses increased 49.5% to $3,726,765 for the six month period ended June 30, 2001 from $2,493,649 for the six month period ended June 30, 2000. General and administrative expenses have increased due to further development of the Company's insurance operations. Approximately $400,000 of general and administrative expenses were incurred in the six months ended June 30, 2001 developing the Company's insurance Internet initiative versus approximately $500,000 in the six months ended June 30, 2000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

        Gross premiums written decreased 27.1% to $4,606,243 for the three month period ended June 30, 2001 from $6,315,353 for the three month period ended June 30, 2000. The decrease in gross premiums written is primarily attributable to the Company's nonrenewal of certain policies in high exposure areas in order to mitigate reinsurance costs.

        Net premiums earned increased 12.4% to $1,805,277 for the three month period ended June 30, 2001 from $1,606,697 for the three month period ended June 30, 2000. The increase is primarily due to the Company's election under its quota share reinsurance treaty to cede 50% of gross premiums written, losses and loss adjustment expenses during both of the first two quarters of 2001, versus 50% during the first quarter of 2000 and 65% in the second quarter of 2000.

        Investment income consists of net investment income and net realized gains (losses). Investment income decreased 50.1% to $163,015 for the three month period ended June 30, 2001 from $326,687 for the three month period ended June 30, 2000. The decrease is primarily due to gains recognized on the sale of equity securities in the three months ended June 30, 2000.

        Commission income increased 69.6% to $532,156 for the three month period ended June 30, 2001 from $313,788 for the three month period ended June 30, 2000. Commission income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations.

         Other income consists of JUA bonus payments of $822,100 released from escrow during the three months ended June 30, 2001.

        Losses and loss adjustment expenses ("LAE") incurred increased 145.3% to $1,746,122 for the three month period ended June 30, 2001 from $711,876 for the three month period ended June 30, 2000. The Company's loss ratio, for the three month period ended June 30, 2001 was 96.7% compared to 44.3% for the three month period ended June 30, 2000. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. Losses and LAE increased due to the Company's election under its quota share reinsurance treaty to cede 50% of gross premiums written, losses and loss adjustment expenses during both of the first two quarters of 2001, versus 50% during the first quarter of 2000 and 65% in the second quarter of 2000, as well as a higher frequency of claims in the three months ended June 30, 2001.

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

        General and administrative expenses increased 45.7% to $2,064,819 for the three month period ended June 30, 2001 from $1,417,054 for the three month period ended June 30, 2000. General and administrative expenses have increased due to further development of the Company's insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of capital are premium revenues and investment income.

        For the six month period ended June 30, 2001, cash flows provided by operating activities were $447,584 primarily due to JUA bonus payments released from escrow during the period. If not for receipt of the JUA bonus payments, cash flows from operating activities would have been negative, primarily due to the decrease in gross premiums written related to nonrenewal of certain policies in high exposure areas in order to mitigate reinsurance costs. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities is comprised of payment of cash dividends on common and preferred stock and purchases of treasury stock.

        The Company believes that its current capital resources will be sufficient to support current operations and expected growth for at least 24 months.

        The balance of cash and cash equivalents at June 30, 2001 is $10,470,760. Most of this amount, along with readily marketable debt and equity securities aggregating $3,963,919 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1 million up to the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

        To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements.

        The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. Pursuant to a consent order between UPCIC and the Florida Department of Insurance ("DOI"), during UPCIC's first four years of operations, any dividend by UPCIC would require DOI approval.

        The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2000, based on calculations using the appropriate NAIC RBC formula, the Company's total adjusted capital is in excess of the amount which would require any form of regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the DOI. UPCIC's statutory capital and surplus was $5,140,510 as of June 30, 2001. Statutory net income was $178,319 for the six month period ended June 30, 2001 and $711,935 for the six month period ended June 30, 2000.

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        The Company did not have any reportable legal proceedings during the six months ending June 30, 2001. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management all such matters are adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 2.    CHANGES IN SECURITIES

        None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.     OTHER INFORMATION

        None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

        Exhibit No.          Exhibit

        11.1                 Statement Regarding Computation of Per Share Income

Reports on form 8-K

        None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UNIVERSAL INSURANCE HOLDINGS, INC.


Date August 14, 2001                      /s/ Bradley I. Meier
                                          ----------------------------------
                                          Bradley I. Meier, President

EXIBIT 11.1

                       Universal Insurance Holdings, Inc.

             Statement Regarding the Computation of Per Share Income

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income for the six month and three month periods ended June 30, 2001 and 2000.

                                             Six Months Ended                                  Six Months Ended
                                              June 30, 2001                                     June 30, 2000
                                              -------------                                     -------------
                                  Income                                          Income
                                  Available                                      Available
                                  to Common                       Per-Share      to Common                             Per-Share
                                 Stockholders        Shares         Amount      Stockholders        Shares              Amount
                                 ------------        ------         ------      ------------        ------              ------
Net income                        $1,014,595                                      $724,917
  Less: Preferred stock dividends    (24,976)                                      (24,976)
                                     -------                                       -------
Income available to common
   stockholders                      989,619       14,698,000        $0.07         699,941        14,795,000             $0.05
                                                                     =====
Effect of dilutive securities:

   Stock options and warrants            ---              ---          ---             ---           605,000               ---
   Preferred stock                    24,976          568,000          ---          24,976           568,000               ---
                                      ------          -------      -------         -------           -------            ------
Income available to common
  stockholders and assumed
     conversion                   $1,014,595       15,266,000      $  0.07        $724,917        15,968,000             $0.05
                                  ==========       ==========      =======        ========        ==========             =====


Options and warrants  totaling  10,812,000 and 10,382,000 were excluded from the calculation of diluted  earnings per share as their effect was anti-dilutive for the six months ended June 30, 2001 and 2000, respectively.

                                              Three Months Ended                                Three Months Ended
                                                June 30, 2001                                     June 30, 2000
                                                -------------                                     -------------
                                  Income                                          Income
                                  Available                                      Available
                                  to Common                       Per-Share      to Common                             Per-Share
                                 Stockholders        Shares         Amount      Stockholders        Shares              Amount
                                 ------------        ------         ------      ------------        ------              ------
Net income (loss)                  ($488,393)                                     $118,242
  Less: Preferred stock dividends    (12,488)                                      (12,488)
                                     -------                                       -------
Income (loss) available to common
   stockholders                     (500,881)      14,687,000       ($0.03)        105,754        14,795,000             $0.01
                                    ========       ==========       ======         =======        ==========             =====
Effect of dilutive securities:

   Stock options and warrants            ---              ---          ---             ---            49,000               ---
   Preferred stock                       ---              ---          ---          12,488           568,000               ---
                                                                                    ------           -------
Income (loss) available to common
  stockholders and assumed
     conversion                    ($500,881)      14,687,000      ($ 0.03)       $118,242        15,412,000            $0.01
                                   =========       ==========      =======        ========        ==========            =====

Options and warrants  totaling  10,812,000 and 10,938,000 were excluded from the calculation of diluted  earnings per share as their effect was anti-dilutive for the three months ended June 30, 2001 and 2000, respectively.