Form 10QSB
period 2001-09-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2001-11-14
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______________ to ______________


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



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 17,585,939 shares of common stock as of November 1, 2001.

         Transitional Small Business Disclosure Format   Yes      No  X
                                                             ---     ---

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)

  ASSETS
  Fixed maturities held-to-maturity (fair value of $3,435,321)                   $3,288,241
  Equity securities available for sale (cost of $497,443)                           433,722
  Cash and cash equivalents                                                       8,478,002
  Prepaid reinsurance premiums and reinsurance recoverable                       12,892,852
  Premiums and other receivables                                                    845,731
  Deferred policy acquisition costs                                               1,385,009
  Property, plant and equipment, net                                                746,872
                                                                                    -------
  Total assets                                                                  $28,070,429
                                                                                ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES:
  Unpaid losses and loss adjustment expenses                                     $6,277,834
  Unearned premiums                                                              12,433,750
  Accounts payable                                                                3,212,141
  Other accrued expenses                                                            554,887
  Accrued taxes, licenses and fees                                                  103,049
  Loan payable                                                                      215,283
                                                                                    -------
  Total liabilities                                                              22,796,944
                                                                                 ----------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:

  Cumulative convertible preferred stock, $.01 par value,
  1,000,000 shares authorized, 138,640 shares issued and
  outstanding, minimum liquidation preference of $1,419,700                           1,387

  Common stock, $.01 par value, 40,000,000 shares authorized,
    14,894,584 shares issued and 14,685,939 shares outstanding                      148,946
Common stock in treasury, at cost - 208,645 shares                                 (101,819)
Additional paid-in capital                                                       15,126,242
Accumulated deficit                                                              (9,837,550)
Accumulated other comprehensive loss                                                (63,721)
Total stockholders' equity                                                        5,273,485
Total liabilities and stockholders' equity                                      $28,070,429
                                                                                ===========

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Nine Months Ended                  Three Months Ended
                                                           September 30,   September  30,      September 30,    September 30,
                                                               2001                 2000           2001              2000
                                                               ----                 ----           ----              ----
PREMIUMS EARNED AND OTHER REVENUES
     Premium income - net                                      $5,964,573         $5,116,917    $1,846,493          $1,462,771
     Net investment income                                        508,837            778,672       154,600             258,237
     Commission revenue                                         1,406,370          1,035,819       554,379             391,022
        Other income                                            2,637,300                  -             -                   -
                                                               ----------        -----------     ---------           ---------
               Total revenues                                  10,517,080          6,931,408     2,555,472           2,112,030
                                                               ----------          ---------     ---------           ---------

OPERATING COST AND EXPENSES:
     Losses and loss adjustment expenses                        5,772,229          2,836,265     2,551,981           1,235,453
     General and administrative expenses                        6,139,361          4,079,128     2,412,596           1,585,479
                                                                ---------          ---------     ---------           ---------
         Total operating cost and expenses                     11,911,590          6,915,393     4,964,577           2,820,932
                                                               ----------          ---------     ---------           ---------


NET INCOME (LOSS)                                            $(1,394,510)            $16,015   $(2,409,109)        $  (708,902)
                                                             ============          =========   ============        ============


INCOME (LOSS) PER COMMON SHARE:
Basic                                                         $ (   0.09)           $   0.00   $     (0.16)        $     (0.05)
                                                             ============         ==========   ============        ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                           14,698,000         14,780,000    14,686,000          14,752,000
                                                             ============         ==========   ============        ============


INCOME (LOSS) PER COMMON SHARE:
Diluted                                                       $    (0.09)         $     0.00   $     (0.16)         $    (0.05)
                                                             ============         ==========   ============        ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                                          14,698,000         15,751,000    14,686,000          14,752,000
                                                             ============         ==========   ============        ============

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                                     UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                         (Unaudited)


                                                     Nine Months                            Three Months
                                                       Ended                                   Ended
                                         September 30,       September 30,       September 30,       September 30,
                                              2001                2000                2001                2000
                                              ----                ----                ----                ----
NET INCOME (LOSS)                       $ (1,394,510)          $ 16,015         $(2,409,109)         $ (708,902)

OTHER COMPREHENSIVE LOSS:
Change in net unrealized loss on
available-for-sale securities                 (3,849)          (170,219)            (43,426)             (9,855)
                                        ------------        -----------        ------------          ----------
COMREHENSIVE LOSS                        $(1,398,359)       $  (154,204)        $(2,452,531)         $ (718,757)
                                        =============       ============       =============         -----------







        The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                             2001                         2000
                                                             ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (1,394,510)                 $   16,015
      Adjustments to reconcile net income (loss)
      to cash used in operations:
      Amortization and depreciation                              96,444                      50,320
      Gains on sales of equity securities available for sale          -                    (182,708)
      Deferred policy acquisition costs                         413,658                      37,415
      Net accretion of bond premiums and discount               (20,389)                          -
      Warrants issued in lieu of payments                             -                      19,000


Net change in assets and liabilities relating to operating
  activities:
      Prepaid reinsurance premiums and reinsurance
      recoverable                                              (205,707)                 (3,213,700)
      Other receivables and deposits                               (392)                     60,921
      Accounts payable                                          498,320                     770,480
      Other accrued expenses                                    (22,370)                   (611,184)
      Accrued taxes, licenses and fees                         (117,625)                   (202,878)
      Unpaid losses and loss adjustment expenses              2,809,710                     405,937
      Unearned premiums                                      (3,739,908)                 (1,027,090)
      Due from related parties and other                        (20,040)                          -
                                                             -----------                ------------


Net cash used in operating activities                        (1,702,809)                ( 3,877,472)
                                                             -----------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                     (202,194)                   (372,839)
      Purchase of equity securities available for  sale        (127,546)                   (434,253)
      Proceeds from sale of equity securities available for
      sale                                                            -                     551,601
      Purchase of fixed maturities held to maturity            (601,062)                 (1,147,085)
      Proceeds from maturities of fixed maturities held to
      maturity                                                  759,153                     403,786
                                                             -----------                ------------
Net cash used in investing activities                          (179,299)                   (998,790)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan payable                                              215,283                           -
      Cash dividends                                           (202,921)                    (37,463)
      Purchase of treasury stock                                (17,565)                    (34,509)
                                                             -----------                ------------
      Net cash used in financing activities                      (5,203)                    (71,972)
                                                             -----------                ------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                (1,879,661)                 (4,948,234)

CASH AND CASH EQUIVALENTS, Beginning of period               10,357,663                  16,272,982
                                                             -----------                ------------
CASH AND CASH EQUIVALENTS, End of period                    $ 8,478,002                 $11,324,748
                                                            ===========                 ===========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
        Interest paid                                         $   4,385                   $       -
        Income taxes paid                                             -                      40,000


        The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                  UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

The condensed consolidated balance sheet of the Company as of September 30, 2001, the related consolidated statements of operations and comprehensive operations for the nine months and three months ended September 30, 2001 and 2000, and cash flows for nine months ended September 30, 2001 and 2000 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principals ("Codification"). The
Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The state of Florida required adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The adoption of the Codification as modified by Florida did not have a material adverse effect on the Company's statutory capital and surplus.

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards are not expected to have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial statements or disclosures.

RISKS AND UNCERTAINTIES. The Company's business could be impacted by regulatory and competitive restrictions on pricing for new and renewal business, the cost of catastrophic reinsurance, adverse loss experience and federal and state legislation or governmental regulations of insurance companies. Changes in these areas could adversely impact the Company's operations in the future.

As presented in the accompanying condensed consolidated financial statements, the Company incurred net losses of $2.4 million and $1.4 million for the three months and nine months ended September 30, 2001, respectively.

Management attributes the net loss in the nine months ended September 30, 2001 to a higher than expected cost of catastrophic reinsurance and adverse loss experience in the homeowners' insurance line of business. In order to improve the Company's financial position and achieve profitable operations, management has implemented a rate increase for new and renewal business, is restructuring the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce the cost, and is working to reduce general and administrative expenses. In addition, management is exploring sources of additional capital. Management believes that the implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to achieve profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the Florida Department of Insurance.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At September 30, 2001, the Company had unearned premiums totaling $12,433,750.

Universal Property and Casualty Management, Inc., an unaffiliated management company, provides the Company with management and personnel for UPCIC's underwriting, claims and financial requirements, together with support offices, equipment and services. The fees for such services for the nine months ended September 30, 2001 and 2000 totaled $913,508 and $764,468, respectively. The fees for the three months ended September 30, 2001 and 2000 totaled $335,071 and $408,941 respectively. UPCIC and Universal Property and Casualty Management, Inc. have decided to terminate the management agreement effective as of January 15, 2002 at which time services previously provided by Universal Management to UPCIC under the management agreement will be performed by UPCIC, Universal Risk Advisors, Inc. and unaffiliated third parties.

The JUA's incentive program provided approximately $2,700,000 to an escrow account to fund bonus payments to UPCIC. These funds will be progressively released to UPCIC as certain conditions are met, including not canceling policies acquired from the JUA for a three year period. As of September 30, 2001, the Company has substantially complied with the requirements related to most of the potential bonus payments and $2,637,300 was released from escrow for 26,373 policies which had reached their three-year anniversary. The bonus payments are not included in the Company's assets until they are eligible to be released from escrow. Accordingly, $2,637,300 is reflected in other income for the nine months ended September 30, 2001. For the three months ended September 30, 2001, no bonus payments are reflected in other income. No bonus payments were reflected in income in the prior year periods. The remaining escrow account balance is not included in the accompanying consolidated financial statements.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of unearned ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At September 30, 2001, deferred policy acquisition costs amounted to $1,385,009.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at September 30, 2001.

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

Liabilities for unpaid claims and claims adjustment expenses are based on estimates of ultimate cost of settlement. Changes in claims estimates resulting from the continuous review process and differences between estimates and ultimate payments are reflected in expense for the period in which the revision of these estimates first become known.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of September 30, 2001 was approximately $4.5 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2001, under an excess catastrophe contract, UPCIC obtained coverage of $47,500,000 in excess of $2,000,000. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund. The coverage is estimated to be $38,000,000.

Effective July 1, 2001, UPCIC purchased industry loss warranty catastrophe reinsurance which could supplement other coverage for 50% of losses of $1,990,000 in excess of $10,000. The contract has a $10 billion industry loss trigger. The premium for this coverage is $128,355.

Effective July 1, 2001, UPCIC entered into an arrangement which could supplement other coverage. The contract has a $15 billion industry loss trigger and a $1,000,000 payout. The premium for this coverage is $125,000.

Effective July 26, 2001, UPCIC purchased industry loss warranty catastrophe reinsurance which could supplement other coverage for 50% of losses of $1,990,000 in excess of $10,000. The contract has a $5 to $10 billion industry loss trigger. The premium for this coverage is $99,500.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                            Nine Months Ended                                Nine Months Ended
                            September 30, 2001                               September 30, 2000
                            ------------------                               ------------------

                                                   Loss                                              Loss
                                                   and Loss                                          and Loss
                Premiums         Premiums          Adjustment        Premiums         Premiums       Adjustment
                Written          Earned            Expenses          Written          Earned         Expenses
                -------          ------            --------          -------          ------         --------
Direct          $17,034,115      $20,774,023       $11,984,978       $19,281,560      $20,308,651     $6,782,515
Assumed                 -                -                   -           (22,908)         (22,908)         6,457
Ceded           (11,134,347)     (14,809,450)       (6,212,749)      (16,453,672)     (15,168,826)    (3,952,707)
                ------------     ------------       -----------      ------------      -----------    -----------
Net              $5,899,768       $5,964,573        $5,772,229        $2,804,980       $5,116,917     $2,836,265
                 ==========      ===========        ==========        ==========       ==========     ==========


                            Nine Months Ended                                Nine Months Ended
                            September 30, 2001                               September 30, 2000
                            ------------------                               ------------------

                                                   Loss                                              Loss
                                                   and Loss                                          and Loss
                Premiums         Premiums          Adjustment        Premiums         Premiums       Adjustment
                Written          Earned            Expenses          Written          Earned         Expenses
                -------          ------            --------          -------          ------         --------

Direct           $6,601,096       $6,936,327        $5,165,598        $7,472,992       $7,233,583     $2,853,082
Assumed                   -                -                 -                 -                -        (31,349)
Ceded            (4,944,003)      (5,089,834)       (2,613,617)       (6,010,997)      (5,770,812)    (1,586,280)
                 -----------     ------------       -----------       -----------      -----------    -----------
Net              $1,657,093       $1,846,493        $2,551,981        $1,461,995       $1,462,771     $1,235,453
                ===========       ==========        ==========        ==========       ==========     ==========

Other Amounts:
                                                              September 30, 2001
                                                              ------------------

Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                  $   3,359,204
Unearned premiums ceded                                             9,533,648
                                                                   ----------
Prepaid reinsurance premiums and reinsurance recoverable         $ 12,892,852
                                                                   ==========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at September 30, 2001. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          The following discussion and analysis by management of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

          Certain statements made by the Company's management may be considered to be "forward-looking statements" within the meaning of the Private Securities Reform Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words "believe," "expect," "anticipate," and "project," and similar expressions, identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion, among others.

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

          The Company has formed two subsidiaries that specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc., and its wholly owned subsidiary Tigerquote.com Insurance Solutions, Inc. are a network of Internet insurance agencies. At September 30, 2001, agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' department of insurance.

          The Company has also formed Tiger Home Services, Inc. which will furnish pest control, pool services, landscaping and hurricane shutters to homeowners.

FINANCIAL CONDITION

         Cash and cash equivalents at September 30, 2001 aggregated $8,478,002. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

         UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At September 30, 2001 UPCIC's investments were comprised of $8,478,002 in cash and repurchase agreements, $3,288,241 in fixed maturity securities and $433,722 in equity securities.

          Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Approximately 50% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 40,000 homeowners and dwelling fire insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with the Company's reinsurers and their utilization of catastrophe model utilizing Risk Management Solutions. To diversify UPCIC's product lines, management may consider underwriting personal umbrella liability policies in the future. Any such program will require the approval of the Florida Department of Insurance.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

         Gross premiums written decreased 11.7% to $17,034,115 for the nine month period ended September 30, 2001 from $19,281,560 for the nine month period ended September 30, 2000. The decrease in gross premiums written is primarily attributable to the Company's nonrenewal of certain policies in high exposure areas in order to mitigate reinsurance costs.

         Net premiums written (i.e. gross premiums written minus premiums ceded to reinsurers) increased 183.0% to $5,899,768 for the nine month period ended September 30, 2001 from $2,084,980 for the nine month period ended September 30, 2000. The increase in net premiums written reflects the impact of reinsurance, since $11,134,347 or 65.4% of premiums written were ceded to reinsurers for the nine month period ended September 30, 2001 as compared to $16,453,672 or 85.3% for the nine month period ended September 30, 2000. The increase in net premiums written was primarily a result of the Company's election under its quota share reinsurance treaty to cede 50% of gross premiums written, losses and loss adjustment expenses during each of the first three quarters of 2001, versus 50% during the first quarter of 2000 and 65% in both the second and third quarters of 2000.

         Net premiums earned increased 16.6% to $5,964,573 for the nine month period ended September 30, 2001 from $5,116,917 for the nine month period ended September 30, 2000. The increase is primarily due to the Company's election under its quota share reinsurance treaty to cede 50% of gross premiums written, losses and loss adjustment expenses during each of the first three quarters of 2001, versus 50% during the first quarter of 2000 and 65% in both the second and third quarters of 2000.

         Investment income consists of net investment income and net realized gains (losses). Investment income decreased 34.7% to $508,837 for the nine month period ended September 30, 2001 from $778,672 for the nine month period ended

September 30, 2000. The decrease is primarily due to gains recognized on the sale of equity securities in the nine months ended September 30, 2000.

         Commission income increased 35.8% to $1,406,370 for the nine month period ended September 30, 2001 from $1,035,819 for the nine month period ended September 30, 2000. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations.

         Other income consists of JUA bonus payments of $2,637,300 released from escrow during the nine months ended September 30, 2001.

         Losses and loss adjustment expenses ("LAE") incurred increased 103.5% to $5,772,229 for the nine month period ended September 30, 2001 from $2,836,265 for the nine month period ended September 30, 2000. The Company's direct loss ratio for the nine month period ended September 30, 2001 was 57.7% compared to 33.4% for the nine month period ended September 30, 2000. The Company's gross loss ratio increased principally due to the higher severity of claims in the nine months ended September 30, 2001. The Company's net loss ratio, for the nine month period ended September 30, 2001 was 96.8% compared to 55.4% for the nine month period ended September 30, 2000. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. Losses and LAE increased principally due to the Company's election under its quota share reinsurance treaty to cede 50% of gross premiums written, losses and loss adjustment expenses during each of the first three quarters of 2001, versus 50% during the first quarter of 2000 and 65% in both the second and third quarters of 2000, and to a lesser extent due to the higher severity of claims in the nine months ended September 30, 2001.

         Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

         General and administrative expenses increased 50.5% to $6,139,361 for the nine month period ended September 30, 2001 from $4,079,128 for the nine month period ended September 30, 2000. General and administrative expenses have increased due to further development of the Company's insurance operations offset by a reduction of approximately $400,000 of general and administrative expenses from the nine months ended September 30, 2000 developing the Company's insurance Internet initiative versus approximately $900,000 to the nine months ended September 30, 2001.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000

         Gross premiums written decreased 11.7% to $6,601,096 for the three month period ended September 30, 2001 from $7,472,922 for the three month period ended September 30, 2000. The decrease in gross premiums written is primarily attributable to the Company's nonrenewal of certain policies in high exposure areas in order to mitigate reinsurance costs.

         Net premiums earned increased 26.2% to $1,846,493 for the three month period ended September 30, 2001 from $1,462,771 for the three month period ended September 30, 2000. The increase is primarily due to the Company's election under its quota share reinsurance treaty to cede 50% of gross premiums written, losses and loss adjustment expenses during each of the first three quarters of 2001, versus 50% during the first quarter of 2000 and 65% in both the second and third quarters of 2000.

         Investment income consists of net investment income and net realized gains (losses). Investment income decreased 40.1% to $154,600 for the three month period ended September 30, 2001 from $258,237 for the three month period ended September 30, 2000. The decrease is primarily due to gains recognized on the sale of equity securities in the three months ended September 30, 2000.

         Commission income increased 41.8% to $554,379 for the three month period ended September 30, 2001 from $391,022 for the three month period ended September 30, 2000. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations.

         Losses and loss adjustment expenses ("LAE") incurred increased 106.6% to $2,551,981 for the three month period ended September 30, 2001 from $1,235,453 for the three month period ended September 30, 2000. The Company's direct loss ratio for the three month period ended September 30, 2001 was 74.5% compared to 39.4% for the three month period ended September 30, 2000. The Company's gross loss ratio increased principally due to the higher severity of claims in the three months ended September 30, 2001. The Company's net loss ratio, for the three month period ended September 30, 2001 was 138.2% compared to 85.7% for the three month period ended September 30, 2000. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. Losses and LAE increased principally due to the Company's election under its quota share reinsurance treaty to cede 50% of gross premiums written, losses and loss adjustment expenses during each of the first three quarters of 2001, versus 50% during the first quarter of 2000 and 65% in both the second and third quarters of 2000, and to a lesser extent due to the higher severity of claims in the three months ended September 30, 2001.

         Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

         General and administrative expenses increased 52.2% to $2,412,596 for the three month period ended September 30, 2001 from $1,585,479 for the three month period ended September 30, 2000. General and administrative expenses have increased due to further development of the Company's insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of capital are premium revenues and investment income.

          For the nine month period ended September 30, 2001, cash flows used by operating activities were $1,702,809. Cash flows from operating activities are negative, primarily due to the increase in loss ratio and reinsurance costs, as well as a decrease in gross premiums written. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities is comprised of payment of cash dividends on common and preferred stock and purchases of treasury stock.

          The Company believes that its current capital resources together with management's plan as described above will be sufficient to support current operations and expected growth for at least 12 months.

          The balance of cash and cash equivalents at September 30, 2001 is $8,478,002. Most of this amount, along with readily marketable debt and equity securities aggregating $3,721,963 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1 million up to the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

          To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement of $4,000,000 defined in the Florida Insurance Code. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements and it expects to remain in compliance, if management's plans are successful.

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

          The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2000, based on calculations using the appropriate NAIC RBC formula, the Company's total adjusted capital is in excess of the amount which would require any form of regulatory action. Generally accepted accounting principles differs in some respects from reporting practices prescribed or permitted by the DOI. UPCIC's statutory capital and surplus was $4,781,539 as of September 30, 2001. Statutory net income (loss) was $(273,773) for the nine month period ended September 30, 2001 and $129,192 for the nine month period ended September 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company did not have any reportable legal proceedings during the nine months ending September 30, 2001. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management all such matters are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company. On November 6, 2001 UPCIC filed a Complaint against Universal Property and Casualty Management Company in the United States District Court for the Southern District of Florida, Miami Division, alleging breach of contract related to the services the management company performs for the company. The Complaint seeks specific performance of the contract at issue and damages of an unspecified amount.

ITEM 2.    CHANGES IN SECURITIES

          On October 29, 2001, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of the State of Delaware to amend the voting rights of its Series A Preferred Stock from ten votes per share to one vote per share in consideration of the issuance of warrants to the Series A Preferred Stock shareholders to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share, distributed in proportion to such shareholders' beneficial ownership of the Series A Preferred Stock.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.      OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.         Exhibit

         11.1                Statement Regarding Computation of Per Share Income

(b)      Reports on form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  November 14, 2001                  /s/ Bradley I. Meier
                                          -----------------------------------
                                          Bradley I. Meier, President