Form 10KSB
period 2001-12-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2002-04-16
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days:
YES  |X|        NO  | |

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $13,726,986

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2001: $3,723,646

         State the number of shares of Common Stock of Universal Insurance Holdings, Inc. outstanding as of March 1, 2002: 17,794,584

         Transitional Small Business Disclosure Format: YES | |      NO  |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

         Universal Insurance Holdings, Inc. ("UIH" or the "Company") was originally organized as Universal Heights, Inc. in 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. In April 1997, the Company organized a subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), as part of its strategy to take advantage of what management believed to be profitable business and growth opportunities in the marketplace. UPCIC was formed to participate in the transfer of homeowner insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA"). The Company has since evolved into a vertically integrated insurance holding company, which, through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims process.

         The Company was incorporated under the laws of the State of Delaware on November 13, 1990 and its principal executive offices are located at 2875 N.E. 191st Street, Suite 300, Miami, Florida 33180, and its telephone number is (305) 792-4200.

INSURANCE BUSINESS

         On October 29, 1997, the Florida Department of Insurance ("DOI") approved UPCIC's application for a permit to organize as a domestic property and casualty insurance company in the State of Florida. On December 4, 1997, UIH raised approximately $6.7 million in a private placement of common stock with various institutional and other accredited investors. The proceeds of the offering were used to meet the minimum regulatory capitalization requirements ($5.3 million) of the DOI to obtain an insurance company license and for general working capital purposes. UPCIC received a license to engage in underwriting homeowners' insurance in the State of Florida on December 31, 1997. In 1998, UPCIC began operations through the assumption of homeowner insurance policies issued by the JUA.

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

         The Takeout Program was attractive because it provided both substantial regulatory and financial incentives to private insurer participants. On the regulatory side, participants are exempt from assessments by the DOI for the state's emergency insurance coverage programs for a period of three years. On the financial side, Takeout Program participants receive a bonus payment based upon the number of policies taken out of the JUA portfolio. Through December 31, 2001, UPCIC has received bonus payments of approximately $2,723,600 based upon a portfolio takeout of approximately 30,000 policies. Bonus payments were held in escrow for three years. After the three-year period, if certain conditions were met, including maintaining a minimum number of policies, UPCIC would have unrestricted use of the bonus payments. In addition, UPCIC would have investment income from the bonus payments that would also be available at the end of the three years. These bonus payments were not included in the Company's assets until receipt at the end of the three-year period. To date, the Company has substantially complied with requirements related to the bonus payments and bonus payments of $2,723,600 were released from escrow for 27,278 policies which reached their three-year anniversary in 2001. The Company will not be receiving any additional bonus payments. Accrued investment income of $452,947 was received in January 2002.

         UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired from the JUA. The insurance business acquired from the JUA provided a base for renewal premiums. The majority of these policies subsequently renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 UPCIC also began to solicit business actively in the open market through independent agents. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Through renewal of the JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 40,000 homeowners' insurance policies covering homes and condominium units.

         The Company's primary product is homeowners insurance. The Company's criteria for selecting insurance policies includes the use of specific policy forms, limitations on coverage amounts on buildings and contents, acceptance of policies with low frequency of claims, and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions. UPCIC's portfolio at December 31, 2001 includes approximately 30,000 policies with coverage for wind risks and 10,000 policies without wind risk. The average wind premium is approximately $800 and the average ex-wind premium is approximately $507. Approximately 32% of the policies are located in Dade, Broward and Palm Beach counties.

OPERATIONS

         All underwriting, rating, policy issuance and administration functions for UPCIC during 2001 were performed by Universal Property and Casualty Management, Inc. ("Universal Management"), an outside management company, pursuant to a management agreement. Universal Management is a wholly-owned subsidiary of American European Group, Inc. ("AEG"), a Delaware insurance holding company. UPCIC and Universal Management terminated the management agreement effective as of January 15, 2002. Services previously provided by Universal Management to UPCIC under the management agreement are now performed by UPCIC, Universal Risk Advisors, Inc., a wholly-owned subsidiary of the Company, and unaffiliated third parties.

         Claims handling functions for UPCIC were initially administered by an independent claims adjustment firm licensed in Florida. In 1999, the Company formed Universal Adjusting Corporation, a wholly-owned subsidiary, which currently performs claims adjustment for UPCIC. This gives the Company greater command over its loss control and expenditures.

         The earnings of UPCIC from policy premiums are supplemented by the generation of investment income from investment policies adopted by the Board of Directors of UPCIC. UPCIC's principal investment goals are to maintain safety and liquidity, enhance equity values and achieve an increased rate of return consistent with regulatory requirements.

MANAGEMENT OPERATIONS

         The Company continues to develop into a vertically integrated insurance holding company performing various aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc., the Company's wholly-owned Managing General Agent ("MGA"), was incorporated in Florida on July 2, 1998 and became licensed by the DOI on September 28, 1998. Through the MGA, the Company has underwriting and claims authority for UPCIC as well as third party insurance companies. In addition, Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly-owned managing general agent for life insurance products. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC as well as third party insurance products through the Company's distribution network. The Company markets and distributes UPCIC's products and services in Florida through a network of approximately 1,100 active independent agents.

AGENCY OPERATIONS

         Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of the Company to solicit voluntary business. These two entities are the foundation of the Company's agency operations which seek to generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A. Insurance Solutions, Inc. was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency.

DIRECT SALES OPERATIONS

         The Company has formed subsidiaries that specialize, or will specialize, in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("TigerQuote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance company while Tigerquote.com Insurance Solutions, Inc. is a currently operating network of Internet insurance agencies. To date, these insurance agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

OTHER OPERATIONS

         On June 2, 2000 Capital Resources Group, LTD. was incorporated as a subsidiary of UIH to participate in the international insurance and reinsurance markets. On January 3, 2000, Universal Inspection Corporation was incorporated in Florida as a subsidiary of UIH. Universal Inspection Corporation performs property inspections for homeowners' policies underwritten by UPCIC and the JUA. During 2001, the Company formed Tiger Home Services, Inc., which furnishes pest control, pool services, landscaping, house cleaning and hurricane shutters to homeowners.

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

         The Company believes that a substantial portion of its future growth will depend on its ability, among other things, to successfully implement its business strategy, including expanding the Company's product offering by underwriting and marketing additional insurance products and programs through its distribution network and further penetrating the Florida market by establishing relationships with additional independent agents in order to expand its distribution network. Any future growth is contingent on various factors, including the availability of adequate capital, the Company's ability to hire and train additional personnel, regulatory requirements and rating agency considerations. There is no assurance that the Company will be successful in expanding its business, that the existing infrastructure will be able to support additional expansion or that any new business will be profitable. Moreover, as the Company expands its insurance products and programs and the Company's mix of business changes, there can be no assurance that the Company will be able to improve its profit margins or other operating results. There can also be no assurance that the Company will be able to obtain the required regulatory approvals to offer additional insurance products. UPCIC also is required to maintain a minimum capital surplus to support its underwriting program. The capital surplus requirement impacts UPCIC's potential growth. As of December 31,

2001, UPCIC's adjusted statutory capital of $4,124,880 included approximately $851,000 of affiliate receivables which are considered nonadmitted assets under the National Association of Insurance Commissioners statutory accounting principles, but for which UPCIC is pursuing a permitted practice as the amounts were collected during the first quarter of 2002. See additional disclosure regarding regulatory matters at Item 6, "Financial Condition and Regulatory Requirements."

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

         Because of UPCIC's limited operating history, there can be no assurance that UPCIC will achieve or sustain profitability or significant revenues. The Company's continuation as a going concern is dependent upon UPCIC's ability to attain profitability and the Company's financial statements are presented subject to a going concern opinion. Management has initiated premium rate increases and is pursuing discussions with various parties to decrease the cost of its catastrophe reinsurance. There can be no assurance that management's efforts will successfully address these risks or that UPCIC and the Company will attain profitability.

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

RELIANCE ON THIRD PARTIES AND REINSURERS

         UPCIC is dependent upon third parties to perform certain functions including, but not limited to, claims management, investment management, the purchase of reinsurance, underwriting, policy origination and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that currently transfer the risk of loss in excess of $1,000,000 up to the 100 year PML. Commencing January 15, 2002, certain administrative functions previously provided by third parties are now performed by Universal Risk Advisors, Inc.

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

         The Department of Insurance has completed its examination of the fiscal year 2000 statutory financial statements of UPCIC. To date the Department has not issued a final report. However, the Department has issued a draft report with proposed adjustments to UPCIC's statutory capital at December 31, 2000 that would result in statutory capital below the minimum surplus requirement at December 31, 2000. The Department's examination of the fiscal year 2001 statutory financial statements is currently in progress. See additional disclosure regarding regulatory matters at Item 6, "Financial Condition and Regulatory Requirements."

DEPENDENCE ON KEY INDIVIDUALS AND THIRD PARTIES

         UPCIC's operations depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of the Company since its inception in November 1990. The loss of the services provided by Mr. Meier could have a material adverse effect on UPCIC's financial condition and results of operations.

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

EMPLOYEES

         As of  March  1,  2002,  the  Company  had 59  employees.  None  of the
Company's employees is represented by a labor union. The Company has an employment agreement with its President and Chief Executive Officer as well as with its Chief Technology Officer and Chief E-Commerce Officer. See "Executive Compensation--Employment Agreement."

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases approximately 9,200 square feet of office space for its corporate headquarters in Miami, Florida under a three-year lease expiring December 31, 2004. The Company leases approximately 600 square feet of office space in its Ormond Beach agency operation under a lease expiring April 30, 2002.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in certain lawsuits. In the opinion of management, except for the lawsuit described below, none of these lawsuits (1) involve claims for damages exceeding 10% of the current assets of the Company,
(2) involve matters that are not routine litigation  incidental to the business,
(3) involve bankruptcy, receivership, or similar proceedings, (4) involve material federal, state, or local environmental laws, (5) involve a damages claim for more than 10% of the current assets of the Company or potentially involve more than $100,000 in sanctions and a governmental authority is a party, or (6) are material proceedings to which any director, officer, affiliate of the Company, beneficial owner of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

         Universal Management performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. As of December 31, 2001, UPCIC has recorded a receivable from Universal Management representing the management fees remitted on the basis of premiums earned subsequent to the termination date, January 15, 2002 and provided an allowance for doubtful accounts for the entire receivable. Discovery is in the early stages and the likelihood of an unfavorable outcome or the likely amount associated therewith cannot be estimated. Therefore, UPCIC has not accrued a liability with respect to the management fees claimed by Universal Management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting on December 21, 2001. The meeting involved the election of directors. The names of each director elected at the meeting are specified below:

Election of two directors: positions currently held by Bradley I. Meier and Norman M. Meier

Total number of Series M Preferred Stock shares present: 88,690

                                              % of total      Votes Withheld/
           Name                 Votes for   shares present      Abstentions
           ----                 ---------   --------------      -----------
     Bradley I. Meier              88,690        100%                  -
      Norman M. Meier              88,690        100%                  -


Election of three directors:  positions currently held by Irwin L. Kellner, Reed
J. Slogoff and Joel M. Wilentz

Total number of Common Stock, Series A Preferred Stock and Series M Preferred Stock shares present: 11,323,364

                                              % of total      Votes Withheld/
           Name                 Votes for   shares present      Abstentions
           ----                 ---------   --------------      -----------
     Irwin L. Kellner          10,934,724       96.65%             241,000
      Reed J. Slogoff          10,934,724       96.65%             241,000
      Joel M. Wilentz          10,934,724       96.65%             241,000



                                     PART II

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

Year Ended December 31, 2000                   High                   Low
----------------------------                   ----                   ---
     First Quarter                            $ 1.63               $ 0.81
     Second Quarter                             0.88                 0.44
     Third Quarter                              0.88                 0.44
     Fourth Quarter                             0.75                 0.32

Year Ended December 31, 2001                   High                   Low
----------------------------                   ----                   ---
     First Quarter                            $ 0.55               $ 0.17
     Second Quarter                             0.55                 0.20
     Third Quarter                              0.50                 0.15
     Fourth Quarter                             0.48                 0.16


         At March 1, 2002, there were 38 shareholders of record of the Company's Common Stock. There were 425 beneficial owners of its Common Stock. In addition, there were three shareholders of the Company's Series A and Series M Preferred Stock ("Preferred Stock").

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

         Applicable provisions of the Delaware General Corporation Law may affect the ability of the Company to declare and pay dividends on its Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Moreover, the ability of the Company to pay dividends, if and when declared by its Board of Directors, may be restricted by regulatory limits on the amount of dividends which UPCIC is permitted to pay the Company. Pursuant to a Consent Order ("Consent Order") issued in conjunction with the Company's authorization to underwrite homeowners insurance, during the first four years of operations, UPCIC shall pay only those dividends which have been approved in advance in writing by the DOI. Section
628.371 of the Florida statutes sets forth limitations, based on net income and statutory capital, on the amount of dividends that UPCIC may pay to the Company without approval from the Department.

         During 2001, the Company paid a dividend of one cent per share to common stockholders.

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

         The Company entered into an agreement with the JUA whereby during 1998, UPCIC assumed approximately 30,000 policies from the JUA. In addition, UPCIC received bonus incentive funds from the JUA for assuming the policies. The bonus funds were maintained in an escrow account for three years. These bonus payments were not included in the Company's assets until receipt at the end of the three-year period. UPCIC could not cancel the policies from the JUA for this three-year period at which point UPCIC would receive the bonus funds. To date, the Company has substantially complied with requirements related to the bonus payments and bonus payments of $2,723,600 were released from escrow for 27,278 policies which reached their three-year anniversary in 2001. The Company will not be receiving any additional bonus payments. Accrued interest income of $452,947 was received in January 2002.

         The Company expects that premiums from renewals and new business will be sufficient to meet the Company's working capital requirements beyond the next twelve months. However, the Company has experienced losses in the years 2001 and 2000, and although management believes it has taken the necessary steps to improve the financial condition of the Company, and that the implementation of these plans will be successful, there can be no assurance as to that effect.

         UPCIC does not expect to obtain additional policies from the JUA. The policies obtained from the JUA provided the opportunity for UPCIC to solicit future renewal premiums. The majority of the policies obtained from the JUA subsequently renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 39,000 homeowners insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions. To diversify UPCIC's product lines, UPCIC has begun underwriting inland marine policies. Management may consider underwriting other types of policies in the future. Any such program will require DOI approval. See "Factors Affecting Operation Results and Market Price of Stock - COMPETITION" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.

FINANCIAL CONDITION AND REGULATORY REQUIREMENTS

         As previously discussed in Item 1, "Government Regulation," the Department of Insurance completed an examination of UPCIC as of December 31, 2000 and has proposed adjustments in a draft examination report which would cause UPCIC to fail to meet the minimum statutory capital requirement as of December 31, 2000. The Department of Insurance is currently conducting an examination as of December 31, 2001. As of December 31, 2001, UPCIC has adjusted statutory capital of $4,124,880 which is $124,880 above the minimum requirement. Included in UPCIC's adjusted statutory capital as of December 31, 2001 are approximately $851,000 of affiliate receivables which are considered nonadmitted assets under the National Association of Insurance Commissioners statutory accounting principles. These amounts were collected during the first quarter of 2002. Based on these collections, UPCIC has commenced discussions with the Department of Insurance to admit these assets. In the event that the Department of Insurance does not provide a permitted practice to include these assets in statutory capital at December 31, 2001, UPCIC's statutory capital would not be in compliance with the minimum requirement and would be considered impaired at such date.

         UPCIC has also experienced recurring losses from operations during the past three years, including 2001, which included nonrecurring other revenue of approximately $3.2 million. If UPCIC continues to sustain operating losses during 2002, it will not comply with minimum statutory capital requirement in the near future unless UPCIC is able to raise additional capital through other sources.

         UPCIC is also required to comply with the National Association of Insurance Commissioners ("NAIC") risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. As of December 31, 2001, UPCIC's RBC was equivalent to a Company-level action. As a result, management is required to file a Risk Based Capital Plan containing items specified in Florida statutes.

         UPCIC has experienced increasing loss ratios, net underwriting losses and net losses for the past three years. Management attributes the losses reported for these periods primarily to higher than expected costs of catastrophic reinsurance and adverse loss experience in the homeowners' insurance line of business. Management intends to improve and strengthen the financial condition of UPCIC as follows. A rate increase of approximately 7% has been approved by the Department of Insurance on new and renewal policies and was implemented as of July 1, 2001. In addition, the Company is currently working toward decreasing the cost of its catastrophe reinsurance through negotiation of better rates and program changes. Program changes could result in a lower level of catastrophe reinsurance coverage.

         The Company's continuation as a going concern is dependent upon the ability of UPCIC to meet minimum statutory capital requirements and to attain profitable operations. Failure to meet the minimum level of statutory capital could result in one or more regulatory sanctions in the future, including the revocation of UPCIC's certificate of authority or ultimately, the placement of UPCIC in conservation, rehabilitation or liquidation. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that the implementation of its plans described above will be successful. However, there can be no assurance that the success of these plans will be achieved or will be sufficient to ensure UPCIC's compliance with minimum statutory capital requirements or that the Company will be able to achieve profitability.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's primary areas of estimate are described below.

RECOGNITION OF PREMIUM REVENUES. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

INSURANCE LIABILITIES. Claims and claim adjustment expenses are provided for as claims are incurred. The provision for unpaid claims and claim adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on industry data; and (3) estimates of expenses for investigating and adjusting claims based on the experience of the Company and the industry.

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

DEFERRED POLICY ACQUISITION COSTS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. When determining the maximum amount of deferred policy acquisition costs, investment income to be earned over the remaining policy period is estimated and taken into consideration. Estimates of the costs of losses, catastrophic reinsurance and policy maintenance are also required in the determination of the maximum amount of deferred policy acquisition costs.

PROVISION FOR PREMIUM DEFICIENCY. It is the Company's policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period.

REINSURANCE. In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company. The Company's reinsurance policies do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible.

RELATED PARTIES

All underwriting, rating, policy issuance and administration functions for UPCIC during the years 2000 and 2001 were performed by Universal Management pursuant to a Management Agreement dated June 2, 1997 and Addenda thereto dated June 12, 1997 and June 1, 1998. UPCIC and Universal Management terminated the management agreement effective as of January 15, 2002. Services previously provided by Universal Management to UPCIC under the management agreement are now performed by UPCIC, Universal Risk Advisors, and unaffiliated third parties.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 AND YEAR ENDED DECEMBER 31, 2000.

         Gross premiums written and assumed decreased 11.0% to $25,536,716 for the year ended December 31, 2001 from $28,710,230 for the year ended December 31, 2000. The decrease in gross premiums written is primarily attributable to the Company's nonrenewal of certain policies in high exposure areas in order to mitigate reinsurance costs.

         Net premiums written increased 81.0% to $8,302,716 for the year ended December 31, 2001 from $4,587,534 for the year ended December 31, 2000. The increase in net premiums written reflects the impact of reinsurance, since $17,234,000 or 67.5% of premiums written were ceded to reinsurers for the year ended December 31, 2001 as compared to $24,122,697 or 84.0% for the year ended December 31, 2000. This fluctuation was a result of the Company's election under its quota share reinsurance treaty to cede 50% of gross written premiums, losses, and loss adjustment expenses during 2001, versus 50% during the first quarter of 2000 and 65% during the remaining three quarters of 2000.

         Net premiums earned increased 21.1% to $7,711,804 for the year ended December 31, 2001 from $6,367,045 for the year ended December 31, 2000. The increase in net premiums earned is attributable to the Company's election under its quota share reinsurance treaty to cede 50% of gross written premiums, losses, and loss adjustment expenses during 2001, versus 50% during the first quarter of 2000 and 65% during the remaining three quarters of 2000.

         Commission revenue increased 11.0% to $1,786,675 for the year ended December 31, 2001 from $1,610,175 for the year ended December 31, 2000. Commission income is comprised mainly of the Managing General Agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily due to the Company's effort to solicit business in the open market.

         Investment income consists of net investment income and net realized gains (losses). Investment income decreased 50.5% to $578,903 for the year ended December 31, 2001 from $1,168,796 for the year ended December 31, 2000. The decrease is primarily due to lower interest rates during 2001.

         Other revenue consists primarily of JUA bonus payments of $2,723,600 released from escrow during 2001, as well as accrued interest income of $452,947 related to the JUA bonus payments which was received in January 2002.

         Losses and loss adjustment expenses ("LAE") incurred increased 86.7% to $7,767,980 for the year ended December 31, 2001 from $4,161,661 for the year ended December 31, 2000 as compared to net premiums earned which increased 21.1% to $7,711,804 for the year ended December 31, 2001 from $6,367,045 for the year ended December 31, 2000. The Company's direct loss ratio for the year ended December 31, 2001 was 58.1% compared to 40.0% for the year ended December 31, 2000. The Company's direct loss ratio increased principally due to the higher severity of claims in 2001. The Company's net loss ratio for the year ended December 31, 2001 was 100.7% compared to 65.4% for the year ended December 31, 2000. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. The net loss ratio increased due to the increase in the direct loss ratio and the decrease in net premiums earned as discussed above. During 2001 and 2000, Florida did not experience windstorm catastrophes.

         Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes its catastrophe management strategies will reduce the severity of future losses, UPCIC continues to be exposed to similar or greater catastrophes.

         General and administrative expenses increased 34.6% to $8,711,025 for the year ended December 31, 2001 from $6,472,519 for the year ended December 31, 2000. General and administrative expenses have increased primarily due to limitations on acquisition costs that can be deferred, as well as the decrease in the ceding commissions resulting from the change in the quota share ceding percentage from 65% for the nine months ended December 31, 2000 to 50% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash flow are premium revenues, commission income and investment income.

         For the year ended December 31, 2001, cash flows provided by operating activities were $1,928,451, primarily representing JUA bonus payments of $2,723,600 released from escrow during the year. If not for receipt of the JUA bonus payments, cash flows from operating activities would have been negative, primarily due to the increase in losses and reinsurance costs, as well as a decrease in gross premiums written. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities are comprised of payment of cash dividends on common and preferred stock and purchases of treasury stock.

         During 2001 the Company borrowed monies in the amount of $306,665 to finance several vehicles and a boat. The amounts will become due during the years 2003, 2004 and 2011.

         The balance of cash and cash equivalents at December 31, 2001 is $10,481,699. This amount along with readily marketable equity securities aggregating $241,808 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1,000,000 up to the 100 year PML which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

         Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida
Insurance Code. The Company is also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2001, UPCIC's adjusted statutory capital of $4,124,880 included approximately $851,000 of affiliate receivables which are considered nonadmitted assets under the National Association of Insurance Commissioners statutory accounting principles. These amounts were collected during the first quarter of 2002. Based on these collections, UPCIC has commenced discussions with the DOI to admit these assets. In the event that the DOI does not provide a permitted practice to include these assets in statutory capital at December 31, 2001, UPCIC's statutory capital would not be in compliance with the minimum requirement and would be considered impaired at such date.

         Adjusted statutory net loss was $1,201,114 for the year ended December 31, 2001 and $637,509 for the year ended December 31, 2000. The Company's continuation as a going concern is dependent upon the ability of UPCIC to meet minimum statutory capital requirements and the Company's ability to attain profitable operations. Failure to meet the minimum level of statutory capital could result in one or more regulatory sanctions in the future, including the revocation of UPCIC's certificate of authority or ultimately, the placement of UPCIC in conservation, rehabilitation or liquidation. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the revocability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.



         The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. Pursuant to the Consent Order issued to UPCIC, during UPCIC's first four years of operations, any dividend would require DOI approval. No dividends have been paid to date.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

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

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-28.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company as of December 31, 2001 are as follows:

Name                      Age      Position
----                      ---      --------
Bradley I. Meier          33       President, Chief Executive Officer, Assistant
                                   Secretary and Director
Norman M. Meier           62       Director
Irwin L. Kellner          63       Director, Secretary
Reed J. Slogoff           33       Director
Joel M. Wilentz           67       Director
James M. Lynch            47       Vice President and Chief Financial Officer
Thomas M. Modica          41       Chief Technology Officer and Chief E-Commerce
                                   Officer


         BRADLEY I. MEIER has been President, Chief Executive Officer and a Director of the Company since its inception in November 1990. He has served as President of UPCIC, a wholly-owned subsidiary of the Company, since its formation in April 1997. In 1990, Mr. Meier graduated from the Wharton School of Business with a B.S. in Economics.

         NORMAN M. MEIER has been a Director of the Company since July 1992. From December 1986 until November 1999, Mr. Meier was President, Chief Executive Officer and a Director of Columbia Laboratories, Inc., a publicly-traded corporation in the pharmaceuticals business. From 1971 to 1977, Mr. Meier was Vice President of Sales and Marketing for Key Pharmaceuticals. From 1977 until 1986, Mr. Meier served as a consultant to Key Pharmaceuticals.

         IRWIN L. KELLNER has been a Director of the Company since March 1997. Since 1997, Dr. Kellner has been the Augustus B. Weller Distinguished Chair of Economics at Hofstra University, author of Hofstra University's Economic Report, and Chief Economist for CBS Market Watch, an interactive financial news website. Since February 2001, Dr. Kellner has served as chief economist for North Fork Bank Corporation. From 1997 to 1998, Dr. Kellner worked as an independent consultant. From 1996 through 1997, Dr. Kellner was the Chief Economist for Chase Manhattan's Regional Bank, and held the same position from 1980 to 1996 at Chemical Bank and Manufacturers Hanover Trust, predecessors to Chase. The bank had employed Dr. Kellner since 1970. Dr. Kellner is a member of the boards of several organizations, including Claire's Stores, DataTreasury Corporation, Inc., FreeTrek.com Inc., International Bioimmune Systems, and the North Shore Health System, and serves on the New York State Comptroller's Economic Advisory Committee. Dr. Kellner is a past president of the Forecasters Club of New York and the New York Association of Business Economists. He is a member of several professional associations, including the American Economic Association, American Statistical Association and the National Association of Business Economists.

         REED J. SLOGOFF has been a Director of the Company since March 1997. Mr. Slogoff is currently a principal with Pearl Properties Commercial Management, LLC, a commercial real estate investment and management firm based in Philadelphia, Pennsylvania. Mr. Slogoff was formerly with Entercom Communications Corp., a publicly-traded radio broadcasting company and previously was a member of the corporate and real estate group of the law firm of Dilworth, Paxson, LLP. Mr. Slogoff received a B.A. with honors from the University of Pennsylvania in 1990, and a J.D. from the University of Miami School of Law in 1993.

         JOEL M. WILENTZ has been a Director of the Company since March 1997. Dr. Wilentz is one of the founding members of Dermatology Associates in Florida, founded in 1970. He is a member of the boards of the Neurological Injury Compensation Associate for Florida, the Broward County Florida Medical Association, and the American Arm of the Israeli Emergency Medical Service for the southeastern United States, of which he is also President. Dr. Wilentz is a past member of the Board of Overseers of the Nova Southeastern University School of Pharmacy.

         JAMES M. LYNCH has been Vice President and Chief Financial Officer of the Company since August 1998. Before joining the Company in August 1998, Mr. Lynch was Chief Financial Officer of Florida Administrators, Inc., an organization specializing in property and casualty insurance. Prior to working at Florida Administrators, Inc., Mr. Lynch held the position of Senior Vice President of Finance and Comptroller of Trust Group, Inc., which also specialized in property and casualty insurance. Before his position at Trust Group, Mr. Lynch was a Manager with the accounting and auditing firm of Coopers & Lybrand, which later became PricewaterhouseCoopers LLC.

         THOMAS M. MODICA has been Chief Technology Officer and Chief E-Commerce Officer of the Company since March 15, 2000. Before joining the Company in March 2000, Mr. Modica was Director of Insurance Services at Clientsoft, where he executed strategic relationships with Allstate and Zurich/Farmers Insurance by providing legacy systems integration technology. Prior to working at Clientsoft, Mr. Modica was employed as the National Sales Director by Homecom, an application service provider that specializes in e-commerce solutions for the financial services industry.

         Norman M. Meier and Bradley I. Meier are father and son, respectively, and Irwin L. Kellner and Norman M. Meier are first cousins. There are no other family relationships among the Company's executive officers and directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         All required disclosures of Forms 3, 4 and 5 were timely filed by directors, officers and 10% beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

         The tables and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-KSB. This information is furnished with respect to the Company's executive officers who earned in excess of $100,000 during the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                               -------------------

Name and                   Year Ended                                        Long Term Compensation
Principal Position        December 31         Salary           Bonus      Securities Underlying Options
------------------        -----------         ------           -----        ------------------
Bradley I. Meier              2001           $ 315,000           $  0             150,000
President and CEO             2000             262,500              0             166,666 (1)
                              1999             250,000         40,000             775,000


James M. Lynch                2001           $ 140,500         $5,000             100,000
Vice President and CFO        2000             122,500         10,000              20,000 (1)
                              1999             113,000         15,000              45,000

Thomas M. Modica (2)          2001           $ 125,000          $   0                   0
Chief Technology and          2000              98,958          1,250             225,000
Chief E-Commerce Officer      1999                   -              -                   -

(1) Options granted under TigerQuote.com non-qualified stock option plan. TigerQuote.com is a wholly-owned subsidiary of the Company.

(2)      Mr. Modica was hired on March 15, 2000.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants
                                -----------------
                             Number of         % of Total
                             Securities      Options Granted
                             Underlying      to Employees in          Exercise or
Name                       Options Granted      Fiscal Year           Base Price          Expiration Date
----                       ---------------      -----------           ----------          ---------------

Bradley I. Meier              150,000                26%                $0.60                  2011

James M. Lynch                100,000                18%                $0.50                  2011

                                      AGGREGATED OPTION EXERCISES AND OPTION VALUES
                                          FOR THE YEAR ENDED DECEMBER 31, 2001

                           Shares                             Number of Securities          Value of Unexercised
                          Acquired                           Underlying Unexercised        In-The-Money Options at
                              on         Value             Options at December 31, 2001        December 31, 2001
                           Exchange     Realized
                           --------     --------
NAME                                                 EXERCISABLE     UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
----                                                 -----------     -------------       -----------     -------------
Bradley I. Meier             --            --          150,000             --                $--              $--
James M. Lynch               --            --          100,000             --                 --               --

EMPLOYMENT AGREEMENTS

         As of August 11, 1999, the Company entered into a four-year employment agreement with Bradley I. Meier, amending and restating the previous employment agreement of May 1, 1997 between the Company and Mr. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year which shall be increased by 5% each year beginning with the first anniversary of the effective date. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier will be entitled to a bonus equal to 3% of pretax profits up to $5 million and 4% of pretax profits in excess of $5 million. On May 4, 2001, Addendum No. 3 to the employment agreement was approved by the Board of Directors, whereby Mr. Meier was entitled to receive an additional fifteen percent (15%) increase in his base compensation in addition to the cumulative base compensation and increase calculated at the beginning of 2001, retroactive to January 1, 2001 and under Addendum No. 3, for each successive year of the term of the employment agreement, the base compensation as adjusted by previous increase(s) will be increased by ten (10%) percent. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. In addition, the agreement shall be extended automatically for one year at each anniversary of the date of the agreement up to the fourth year of the agreement, at the option of Mr. Meier. Under the terms of the employment agreement dated May 1, 1997, Mr. Meier was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.06 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years.

         As of March 15, 2000, the Company and TigerQuote.com entered into an employment agreement with Thomas M. Modica. The initial term of the agreement ends on December 31, 2002. Under the terms of the employment agreement, Mr. Modica will devote substantially all of his time to the Company and will be paid a base salary of $125,000 per year during each of the first three years. The employment agreement with Mr. Modica contains non-competition and non-disclosure covenants. Under the terms of the employment agreement, Mr. Modica was granted stock options to purchase 225,000 shares of Common Stock at $1.00 per share, of which 75,000 options vested on March 15, 2001, 75,000 vest on March 15, 2002 and 75,000 vest on March 15, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SERIES M PREFERRED STOCK

         As  of  March  1,  2002,   directors  and  named  executive   officers,
individually and as a group, beneficially owned Series M Preferred Stock as follows:

 Name and Address of Beneficial         Amount and Nature of Beneficial
          Owner (1)                              Ownership                 Percent of Class
          ---------                              ---------                 ----------------
Bradley I. Meier*(2)                             48,890                        48.0%
Norman M. Meier* (3)                             53,000                        52.0%
Officers and directors as a group
    (2 persons) (4)                              86,890                        98.0%

*        Director

(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Series M Preferred Stock of the Company specified opposite his name. Unless otherwise indicated, the mailing address of each shareholder is c/o Universal Insurance Holdings, Inc., 2875 N.E. 191st Street, Suite 300, Miami, Florida 33180.

(2) Consists of (i) 33,890 shares of Series M Preferred Stock and (ii) 15,000 shares of Series M Preferred Stock beneficially owned by Belmer Partners, a Florida General Partnership ("Belmer"), of which Mr. Meier is a general partner. Excludes all shares of Series M Preferred Stock owned by Norman M. Meier and Phylis R. Meier, Mr. Meier's father and mother, respectively, as to which Mr. Meier disclaims beneficial ownership.

(3) Consists of (i) 38,000 shares of Series M Preferred Stock and (ii) 15,000 shares of Series M Preferred Stock beneficially owned by Belmer, of which Mr. Meier is a general partner. Excludes all shares of Series M Preferred Stock owned by Bradley I. Meier and Phylis R. Meier, Mr. Meier's son and former spouse, respectively, as to which Mr. Meier disclaims beneficial ownership.

(4)      See footnotes (1) - (3) above.

SERIES A PREFERRED STOCK

         As  of  March  1,  2002,   directors  and  named  executive   officers,
individually and as a group, beneficially owned Series A Preferred Stock as follows:

 Name and Address of Beneficial         Amount and Nature of Beneficial
          Owner (1)                              Ownership                 Percent of Class
          ---------                              ---------                 ----------------
Norman M. Meier* (2)                             9,975                         20%
Officers and directors as a group
    (1 person) (3)

*        Director

(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Series A Preferred Stock of the Company specified opposite his name. Unless otherwise indicated, the mailing address of each shareholder is c/o Universal Insurance Holdings, Inc., 2875 N.E. 191st Street, Suite 300, Miami, Florida 33180.

(2) Consists of 9,975 shares of Series A Preferred Stock beneficially owned by Belmer, of which Mr. Meier is a general partner. Excludes all shares of Series A Preferred Stock owned by Bradley I. Meier and Phylis R. Meier, Mr. Meier's son and former spouse, respectively, as to which Mr. Meier disclaims beneficial ownership.

(3)      See footnotes (1) - (2) above.

COMMON STOCK

         As  of  March  1,  2002,   directors  and  named  executive   officers,
individually and as a group, beneficially owned Common Stock as follows:

 Name and Address of Beneficial         Amount and Nature of Beneficial
          Owner (1)                              Ownership (2)             Percent of Class
          ---------                              ---------                 ----------------
Bradley I. Meier (3)                             5,543,544                     31.2%
Norman M. Meier (4)                              2,620,654                     14.7%
Irwin L. Kellner (5)                               220,000                      1.2%
Reed J. Slogoff (6)                                220,000                      1.2%
Joel M. Wilentz (7)                                220,000                      1.2%
James M. Lynch (8)                                  75,000                      0.4%
Thomas M. Modica (9)                                75,000                      0.4%
Officers and directors as a group
    (7 people) (10)                              8,642,437                     48.6%


(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Common Stock of the Company specified opposite his name. Unless otherwise indicated, the mailing address of each shareholder is c/o Universal Insurance Holdings, Inc., 2875 N.E. 191st Street, Suite 300, Miami, Florida 33180.

(2) A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options or conversion of Series A Preferred Stock, Series M Preferred Stock or convertible debt. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants, stock options, Series A Preferred Stock, Series M Preferred Stock and convertible debt that is held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date hereof, have been exercised or converted.

(3) Consists of (i) (a) 972,829 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00 per share, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50 per share, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase 90,000 shares of Common Stock at an exercise price of $1.13 per share and options to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share, (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75 per share, warrants to purchase 339,959 shares of Common Stock at an exercise price of $3.00 per share, warrants to purchase 82,000 shares of Common Stock at an exercise price of $1.00 per share and warrants to purchase 131,700 shares of Common Stock at an exercise price of $.75 per share, (d) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock, (e) options to purchase 250,000 shares of Common Stock at an exercise price of $1.06 per share which vested on November 2, 1997, (f) options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on May 1, 1997 granted pursuant to Mr. Meier's employment agreement, options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1998 granted pursuant to Mr. Meier's employment agreement and options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on May 1, 1999 granted pursuant to Mr. Meier's employment agreement, (g) options to purchase 250,000 shares of Common Stock at an exercise price of $1.63 per share, (h) options to purchase 150,000 shares of Common Stock at an exercise price of $1.25 per share which vested on December 23, 1999 and (ii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, of which Mr. Meier is a general partner. Excludes options to purchase 625,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Also excludes all securities owned by Norman M. Meier and Phyllis R. Meier, Mr. Meier's father and mother, respectively, as to which Mr. Meier disclaims beneficial ownership. Includes 416,666 and 250,000 shares owned by Lynda Meier and Eric Meier, respectively, who are the sister and brother, respectively, of Bradley I. Meier, which shares are subject to proxies granting voting rights for such shares to Bradley I. Meier.

(4) Consists of (i) (a) 457,371 shares of Common Stock, (b) options to purchase 3,750 shares of Common Stock at an exercise price of $12.50 per share, options to purchase 3,750 shares of Common Stock at an exercise price of $9.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $1.25 per share, (c) warrants to purchase 3,082 shares of Common Stock at an exercise price of $22.00 per share, warrants to purchase 2,494 shares of Common Stock at an exercise price of $4.25 per share, warrants to purchase 28,538 shares of Common Stock at an exercise price of $1.50 per share, warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.00 per share and warrants to purchase 129,970 shares of Common Stock at an exercise price of $1.00 per share, (d) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock, (e) options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on November 2, 1997, (f) options to purchase 500,000 shares of Common Stock at an exercise price of $1.63 per share, (g) options to purchase 75,000 shares of Common Stock at an exercise price of $1.25 per share, and
         (ii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner. Excludes options to purchase 100,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Excludes all securities owned by Bradley I. Meier or Phyllis Meier, Mr. Meier's son and former spouse, respectively, as to which Mr. Meier disclaims beneficial ownership.

(5) Consists of (i) options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share, (ii) options to purchase 100,000 shares of Common Stock at an exercise price of $1.63 per share and
         (iii) options to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share.

(6) Consists of (i) options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share, (ii) options to purchase 100,000 shares of Common Stock at an exercise price of $1.63 per share, of which 50,000 are held in a custodial account for Mr. Slogoff's minor son, and (iii) options to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 20,000 shares of Common Stock of TigerQuote.com at an exercise price of $.50 per share.

(7) Consists of (i) options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share, (ii) options to purchase 100,000 shares of Common Stock at an exercise price of $1.63 per share and
         (iii) options to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share. Excludes options to purchase 20,000 shares of Common Stock of TigerQuote.com at an exercise price of $.50 per share.

(8) Consists of (i) options to purchase 50,000 shares of Common Stock at an exercise price of $1.87 per share and (ii) options to purchase 25,000 shares of Common Stock at an exercise price of $1.25 per share.

         Excludes   options  to  purchase  20,000  shares  of  Common  Stock  of
         TigerQuote.com at an exercise price of $.50 per share.

(9) Consists of options to purchase 75,000 shares of Common Stock at an exercise price of $1.00 per share.

(10)     See footnotes (1) - (9) above

SERIES M PREFERRED STOCK

         As of March 1, 2002, the following table sets forth information regarding the number and percentage of Series M Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series M Preferred Stock:

 Name and Address of Beneficial         Amount and Nature of Beneficial
          Owner (1)                              Ownership                 Percent of Class
          ---------                              ---------                 ----------------
Phyllis R. Meier (2)                             16,800                        18.9%
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 300
Miami, Florida  33180

Belmer Partners (3)                              15,000                        16.9%
c/o Phyllis R. Meier
Managing General Partner
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 300
Miami, Florida 33180

(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Series M Preferred Stock specified opposite her or its name.

(2) Consists of (i) 1,800 shares of Series M Preferred Stock and (ii) 15,000 shares of Series M Preferred Stock beneficially owned by Belmer, of which Ms. Meier is the managing general partner. Excludes all securities owned by Bradley I. Meier and Norman M. Meier, the son and former spouse, respectively, as to which Ms. Meier disclaims beneficial ownership.

(3) Belmer Partners is a Florida general partnership in which Phylis R. Meier is managing general partner and Bradley I. Meier and Norman M. Meier are general partners.

SERIES A PREFERRED STOCK

         As of March 1, 2002, the following table sets forth information regarding the number and percentage of Series A Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series A Preferred Stock:

 Name and Address of Beneficial         Amount and Nature of Beneficial
          Owner (1)                              Ownership                 Percent of Class
          ---------                              ---------                 ----------------
Phyllis R. Meier (2)                             9,975                         20.0%
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 300
Miami, Florida  33180



Belmer Partners (3)                              30,000                        60.0%
c/o Phyllis R. Meier
Managing General Partner
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 300
Miami, Florida 33180


(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Series A Preferred Stock specified opposite her or its name.

(2) Consists of 9,975 shares of Series A Preferred Stock beneficially own. Excludes all securities owned by Bradley I. Meier and Norman M. Meier, the son and former spouse, respectively, as to which Ms. Meier disclaims beneficial ownership.

(3) Belmer Partners is a Florida general partnership in which Phylis R. Meier is managing general partner and Bradley I. Meier and Norman M. Meier are general partners

COMMON STOCK

         As of March 1, 2002, the following table sets forth information regarding the number and percentage of Common Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

 Name and Address of Beneficial         Amount and Nature of Beneficial
          Owner (1)                              Ownership (2)             Percent of Class
          ---------                              ---------                 ----------------
Phyllis R. Meier (3)                                   1,076,456               6.0%
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 300
Miami, Florida  33180

(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Common Stock of the Company specified opposite her name.

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

(3) Consists of (i) (a) 333,792 shares of Common Stock, (b) 2,880 shares of Common Stock issuable upon conversion of related party debt, (c) warrants to purchase 374,085 shares of Common Stock, and (d) 33,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock owned by Ms. Meier, and (ii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer. Excludes all securities owned by Bradley Meier and Norman Meier, the son and former spouse of Ms. Meier, respectively, as to which Ms. Meier disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All underwriting, rating, policy issuance and administration functions for UPCIC during 2001 and 2000 were performed by Universal Property and Casualty Management, Inc. ("Universal Management") pursuant to a Management Agreement dated June 2, 1997 and Addenda thereto dated June 12, 1997 and June 1, 1998. Universal Management is a wholly-owned subsidiary of American European Group, Inc. ("AEG") which is a Delaware insurance holding company. During the years ended December 31, 2001 and 2000, UPCIC incurred administrative costs to Universal Management of $911,449 and $1,122,377, respectively. UPCIC and Universal Management terminated the management agreement effective as of January 15, 2002. Services previously provided by Universal Management to UPCIC under the management agreement are now performed by UPCIC, Universal Risk Advisors, Inc. and unaffiliated third parties.

         As of December 31, 2001, corporate counsel held $290,000 in trust, for the benefit of the Company, which funds were placed in trust in connection with a dispute involving a Company director and an unrelated entity. These funds are included in the Company's assets as of December 31, 2001.

         Transactions between the Company and its affiliates are on terms no less favorable to the Company than can be obtained from third parties on an arms' length basis. Transactions between the Company and any of its executive officers or directors require the approval of a majority of disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1      Registrant's Restated Amended and Restated Certificate of Incorporation
         (1)

3.2      Registrant's Bylaws (1)

3.3 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (2)

4.1      Form of Common Stock Certificate (1)

4.2      Form of Warrant Certificate (1)

4.3      Form of Warrant Agency Agreement (1)

4.4      Form of Underwriter Warrant (1)

4.5      Affiliate Warrant (1)

4.6 Form of Warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share issued to Steven Guarino dated as of April 24, 1997. (Substantially similar in form to two additional warrants to purchase 100,000 shares of Common Stock issued to Mr. Guarino dated as of April 24, 1997, with exercise prices of $2.75 and $3.50 per share, respectively) (2)

10.1     Registrant's 1992 Stock Option Plan (1)

10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)

10.5 Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997 (2)

10.6 Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier (2)

16.1 Letter on change in certifying accountants from Millward & Co. CPA's dated February 12, 1999, and as amended February 26, 1999 (3)

21.1     List of Subsidiaries

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 13, 1997, as amended

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K and Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 1999 and February 26, 1999, respectively

REPORTS ON FORM 8-K

         None.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                       UNIVERSAL INSURANCE HOLDINGS, INC.


Dated:  April 16, 2002                By: /s/ Bradley I. Meier
                                          ----------------------------
                                          Bradley I. Meier, President and Chief
                                          Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Bradley I. Meier        President, Chief Executive          April 16, 2002
----------------------        Officer and Director
Bradley I. Meier

  /s/ James M. Lynch          Chief Financial Officer             April 16, 2002
--------------------
James M. Lynch

  /s/ Norman M. Meier         Director                            April 16, 2002
---------------------
Norman M. Meier

  /s/ Irwin L. Kellner        Director                            April 16, 2002
----------------------
 Irwin I. Kellner

 /s/ Reed J. Slogoff          Director                            April 16, 2002
--------------------
Reed J. Slogoff

 /s/ Joel M. Wilentz          Director                            April 16, 2002
--------------------
Joel M. Wilentz

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet - December 31, 2001...............................F-3

Consolidated Statements of Operations for the Years Ended December 31,
2001 and 2000 ...............................................................F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Loss) for the Years Ended December 31, 2001 and 2000........................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
2001 and 2000..........................................................F-6 - F-7

Notes to Consolidated Financial Statements.............................F-8 -F-28

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Universal Insurance Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and the Company's subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), has adjusted statutory capital at December 31, 2001 that is marginally above the minimum statutory capital requirement. Included in UPCIC's adjusted statutory capital as of December 31, 2001 are approximately $851,000 of affiliate receivables which are considered non admitted assets under the National Association of Insurance Commissioners statutory accounting principles. These amounts were collected during the first quarter of 2002. Based on these collections, UPCIC has commenced discussions with the Florida Department of Insurance to admit these assets under a permitted practice. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP


Certified Public Accountants


Miami, Florida
April 9, 2002

                     UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2001


                                           ASSETS

Cash and cash equivalents                                                           $ 10,481,699
Debt securities held-to-maturity (fair value of $3,153,505)                            3,035,720
Equity securities available for sale (cost of $281,644)                                  241,808
Investments in real estate                                                               216,558
Prepaid reinsurance premiums and reinsurance recoverables                             13,113,278
Premiums and other receivables                                                         1,208,919
Deferred policy acquisition costs                                                        529,942
Property, plant and equipment net                                                        961,861
                                                                             --------------------
Total Assets                                                                        $ 29,789,785
                                                                             ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                                           $ 6,246,867
Unearned premiums                                                                     14,053,239
Reinsurance payable                                                                    3,327,902
Accounts payable                                                                       1,363,724
Other accrued expenses                                                                   507,686
Accrued taxes, licenses and fees                                                         189,728
Loans payable                                                                            444,084
                                                                             --------------------
Total Liabilities                                                                     26,133,230
                                                                             --------------------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum liquidation
preference of $1,419,700                                                                   1,387
Common stock, $.01 par value 40,000,000 shares authorized, 14,894,584
shares issued and 14,685,939 shares outstanding                                          148,946
Common stock in treasury, at cost - 208,645 shares                                      (101,820)
Additional paid-in capital                                                            14,977,297
Accumulated deficit                                                                  (11,329,419)
Accumulated other comprehensive loss                                                     (39,836)
                                                                             --------------------
Total stockholders' equity                                                             3,656,555
                                                                             --------------------
Total liabilities and stockholders' equity                                          $ 29,789,785
                                                                             ====================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended                Year Ended
                                                              December 31, 2001        December 31, 2000
                                                              -----------------        -----------------
PREMIUMS EARNED AND OTHER REVENUES:
Premium income, net                                            $  7,711,804               $   6,367,045
Net investment income                                               578,903                   1,168,796
Commission revenue                                                1,786,675                   1,610,175
Other revenue                                                     3,362,273                           -
                                                               ------------               -------------
             Total revenues                                      13,439,655                   9,146,016
                                                               ------------               -------------

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses                               7,767,980                   4,161,661
General and administrative expenses                               8,711,025                   6,472,519
                                                               ------------               -------------
             Total operating costs and expenses                  16,479,005                  10,634,180
                                                               ------------               -------------

NET LOSS                                                       $ (3,039,350)              $  (1,488,164)
                                                               ============               =============
LOSS PER COMMON SHARE:
Basic                                                          $      (0.21)              $       (0.10)
                                                               ============               =============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                                              14,698,000                  14,788,000
                                                               ============               =============
LOSS PER COMMON SHARE
Diluted                                                             $ (0.21)              $       (0.10)
                                                               ============               =============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                                            14,698,000                  14,788,000
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

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                  INCOME (LOSS)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                         Preferred             Common              Treasury     Additional
                                           Stock                Stock                Stock       Paid-in
                                       Shares   Amount    Shares     Amount     Shares   Amount  Capital
                                       ------   ------    ------     ------     ------   ------  -------
BALANCE, January 1, 2000               138,640  $  1,387  14,794,548 $  147,946                 $  15,089,741

Net loss                                   -         -           -          -        -        -           -

Net change in unrealized gain
  on available for sale securities         -         -           -          -        -        -           -

Comprehensive loss                         -         -           -          -        -        -           -

Preferred stock dividend                   -         -           -          -        -        -           -

Purchase of treasury stock                 -         -           -          -    141,795  (84,254)        -

Issuance of common stock                   -         -     1,000,000      1,000      -        -        36,501
                                     ---------  -------- -----------    ------- -------- --------  ----------

BALANCE, December 31, 2000             138,640    1,387   14,894,584    148,946  141,795  (84,254) 15,126,242
                                     ---------  -------- -----------    ------- -------- --------  ----------
Net loss                                   -         -           -          -        -        -           -

Net change inunrealized losses
  on available for sale securities         -         -           -          -        -        -           -

Comprehensive loss                         -         -           -          -        -        -           -

Preferred stock dividend                   -         -           -          -        -        -           -

Common stock dividend                      -         -           -          -        -        -      (148,945)

Purchase of treasury stock                 -         -           -          -     66,850  (17,566)        -
                                     ---------  -------- -----------    ------- -------- --------  ----------
BALANCE, December 31, 2001             138,640    1,387   14,894,584    148,946  208,645 (101,820) 14,977,297
                                     =========  ======== ===========    ======= ======== ========  ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                     Accumulated
                                     Accumulated      Other Comp
                                       Deficit       Income (loss)     Total
                                       -------       -------------     -----
BALANCE, January 1, 2000             $  (6,072,006)  $    233,227    $  8,770,295

Net loss                                (1,488,164)                    (1,488,164)

Net change in unrealized gain
  on available for sale securities             -         (293,099)       (293,099)
                                                                      -----------
Comprehensive loss                             -               -       (1,781,263)

Preferred stock dividend                    (49,949)           -          (49,949)

Purchase of treasury stock                      -              -          (84,254)

Issuance of common stock                        -              -           37,501
                                        -----------      ---------    -----------

BALANCE, December 31, 2000               (8,240,119)      (59,872)      6,892,330
                                        -----------      ---------    -----------
Net loss                                 (3,039,350)           -       (3,039,350)

Net change inunrealized losses
  on available for sale securities              -          20,036          20,036
                                                         --------
Comprehensive loss                              -              -       (3,019,314)

Preferred stock dividend                    (49,949)           -          (49,949)

Common stock dividend                                          -         (148,945)

Purchase of treasury stock                      -              -          (17,566)
                                        -----------      ---------    -----------
BALANCE, December 31, 2001              (11,329,419)      (39,836)    $ 3,656,555
                                        ===========      =========    ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                            Year Ended                   Year Ended
                                                                         December 31, 2001           December 31, 2002
                                                                         -----------------           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (3,039,350)                $ (1,488,164)
     Adjustments to reconcile net loss
        to cash provided by (used in) operations:
     Amortization and depreciation                                            157,308                       98,455
     Gains on sales of equity securities available for sale                    (3,334)                    (190,194)
     Net accretion of bond premiums and discounts                             (15,633)                     (12,984)
Net change in assets and liabilities relating to operating activities:
     Prepaid reinsurance premiums and reinsurance recoverable               2,107,898                   (4,521,319)
     Premiums and other receivables                                          (335,860)                      36,498
     Deferred policy acquisition costs                                      1,268,725                      722,208
     Reinsurance payable                                                      793,871                   (1,297,401)
     Accounts payable                                                         457,059                     (538,159)
     Other accrued expenses                                                   (69,571)                  (1,072,481)
     Accrued taxes, licenses and fees                                         (30,946)                       6,412
     Unpaid losses and loss adjustment expenses                             2,778,743                      403,736
     Unearned premiums                                                     (2,120,419)                   1,379,086
     Due from related parties                                                 (20,040)                         -
                                                                         ------------                --------------

Net cash provided by (used in)  operating activities                        1,928,451                   (6,474,307)
                                                                         ------------                --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (505,767)                    (458,715)
   Purchase of equity secuities available for sale                           (127,546)                    (744,688)
   Proceeds from sale of equity securities available for sale                  23,195                    1,121,787
   Purchase of debt securities held to maturity                              (601,062)                  (1,145,719)
   Proceeds from maturities of debt securities held to maturity             1,012,438                      441,207
   Purchase of real estate                                                   (216,558)                           -

Net cash used in investing activities                                        (415,300)                    (786,128)
                                                                         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividend                                                   (49,950)                     (49,949)
   Common stock dividend                                                     (148,945)                           -
   Purchase of treasury stock                                                 (17,566)                     (84,254)
   Proceeds from loans payable                                                306,665                            -

Net cash provided by (used in) financing activities                            90,204                     (134,203)

NET INCREASE (DECREASE) IN CASH AND CASH                                    1,603,355                   (7,394,638)
EQUIVALENTS

CASH AND CASH EQUIALENTS, Beginning of year                                 8,878,344                   16,272,982
                                                                         ------------                -------------
CASH AND CASH EQUIALENTS, End of year                                    $ 10,481,699                  $ 8,878,344




               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED


                                                                            Year Ended                   Year Ended
                                                                         December 31, 2001           December 31, 2002
                                                                         -----------------           -----------------
SUPPLEMENTAL NON CASH FINANCING AND
INVESTING ACTIVITIES:
Issuance of stock for purchase of software                                  $      -                     $  37,501


The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Universal Insurance Holdings, Inc. (the "Company") was originally incorporated as Universal Heights, Inc. in Delaware in November 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. The Company, through its wholly-owned subsidiary, Universal Insurance Holding Company, formed Universal Property & Casualty Insurance Company ("UPCIC") in 1997. UPCIC's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance ("DOI") and was approved on October 29, 1997. In 1998, UPCIC began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

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

In February 1998, the Company commenced its insurance business. Since then the Company has developed into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998, and became licensed by the Florida Department of Insurance on September 28, 1998 as the Company's wholly-owned managing general agent ("MGA"). Through the MGA, the Company has underwriting and claims authority for UPCIC as well as third party insurance companies. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC and third party insurance products through the Company's distribution network and UPCIC.

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of Universal Insurance Holdings, Inc. to solicit voluntary business and generate commission revenue. These two entities are the foundation of the Company's agency operations, which seek to generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. U.S.A. Insurance Solutions, Inc., was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency. In addition, Capital Resources Group, LTD. was incorporated in the British Virgin Islands on June 2, 2000 as a subsidiary of the Company to participate in contingent capital products. Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly-owned managing general agent for life insurance products. The Company has also formed a claims adjusting company, Universal
Adjusting Corporation, which was incorporated in Delaware on August 9, 1999. Universal Adjusting Corporation currently has claims authority for Universal Property & Casualty Insurance Company claims. The Company has also formed subsidiaries that specialize, or will specialize, in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc.
("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance company while Tigerquote.com Insurance

Solutions, Inc. is a currently operating network of Internet insurance agencies. As of December 31, 2001, these insurance agencies have been established in 22 states.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. The Company has one reportable segment during each period reported in the accompanying consolidated financial statements, based upon management reporting.

As discussed in Note 9, the DOI completed an examination of UPCIC as of December 31, 2000 and has proposed adjustments in a draft examination report which would cause UPCIC to fail to meet the minimum statutory capital requirement as of December 31, 2000. The DOI is currently conducting an examination as of December 31, 2001. As of December 31, 2001, UPCIC has adjusted statutory capital of $4,124,880 which is $124,880 above the minimum requirement. Included in UPCIC's adjusted statutory capital as of December 31, 2001 are approximately $851,000 of affiliate receivables which are considered nonadmitted assets under the National Association of Insurance Commissioners statutory accounting principles. These amounts were collected during the first quarter of 2002. Based on these collections, UPCIC has commenced discussions with the DOI to admit these assets. In the event that the DOI does not provide a permitted practice to include these assets in statutory capital at December 31, 2001, UPCIC's statutory capital would not be in compliance with the minimum requirement and would be considered impaired at such date.

UPCIC has also experienced recurring losses from operations during the past three years, including 2001 which included nonrecurring other revenue of approximately $3.2 million. If UPCIC continues to sustain operating losses during 2002, it will not comply with the minimum statutory capital requirements in the near future unless UPCIC is able to raise additional capital through other sources.

UPCIC is also required to comply with the National Association of Insurance Commissioners ("NAIC") risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. As of December 31, 2001, UPCIC's RBC was equivalent to a Company-level action. As a result, management is required to file a Risk Based Capital Plan containing items specified in Florida Statutes.

UPCIC has experienced increasing loss ratios, net underwriting losses and net losses for the past three years. Management attributes the losses reported for these periods primarily to higher than expected costs of catastrophic reinsurance and adverse loss experience in the homeowners' line of business. Management intends to improve and strengthen the financial condition of UPCIC as follows. A rate increase of approximately 7% has been approved by the DOI on new and renewal policies and was implemented as of July 1, 2001. In addition, the Company is currently working toward decreasing the cost of its catastrophe reinsurance through negotiation of better rates and program changes. Program changes could result in a lower level of catastrophe reinsurance coverage.

The Company's continuation as a going concern is dependent upon the ability of UPCIC to meet minimum statutory capital requirements and the Company's ability to attain profitable operations. Failure to meet the minimum level of statutory capital could result in one or more regulatory sanctions in the future, including the revocation of UPCIC's certificate of authority or ultimately, the placement of UPCIC in conservation, rehabilitation or liquidation. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the implementation of its plans described above will be successful. However, there can be no assurance that the success of these plans will be achieved or will be sufficient to ensure UPCIC's compliance with minimum statutory capital requirements or that the Company will be able to achieve profitability.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are summarized as follows:

USE OF ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's primary areas of estimate are the recognition of premium revenues, insurance liabilities, deferred policy acquisition costs, provision for premium deficiency and reinsurance. Actual results could differ from those estimates.

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

INVESTMENTS IN REAL ESTATE. Investments in real estate are reported at cost, less allowances for depreciation and impairment of value. Investments in real estate, other than land, are depreciated over their estimated useful life of 25 years.

SECURITIES AVAILABLE FOR SALE. Equity securities are reported at fair value, adjusted for other than temporary declines in fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets. Estimated useful life of all property, plant and equipment ranges from three to five years. Routine repairs and maintenance are expensed as incurred. Website development costs are capitalized and amortized over their estimated useful life.

RECOGNITION OF PREMIUM REVENUES. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

RECOGNITION OF COMMISSION REVENUE. Commission revenue, which is comprised of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations is recognized as income upon policy inception. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

DEFERRED POLICY ACQUISITION COSTS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Investment income is taken into consideration when calculating the maximum amount of deferred acquisition cost.

INSURANCE LIABILITIES. Unpaid losses and loss adjustment expenses are provided for as claims are incurred. The provision for unpaid losses and loss adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on industry data; and (3) estimates of expenses for investigating and adjusting claims based on the experience of the Company and the industry.

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

PROVISION FOR PREMIUM DEFICIENCY. It is the Company's policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accrual for premium deficiency was considered necessary at December 31, 2001.

REINSURANCE. In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company.

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

          Loans  payable:   the  carrying   amount   reported  in  the
          consolidated balance sheet for loans payable is equal to the amount of the respective notes.

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

STOCK OPTIONS. The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares at the grant date. The Company has elected to apply Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock options granted to employees and directors, and Statement of Financial Accounting Standard ("SFAS") No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equals the market price of underlying stock on the date of the grant, no compensation expense is recognized. The Company expenses the fair value (as determined at the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. The Company has adopted the disclosure only provisions of SFAS No. 123 (see Note 12).

NEW ACCOUNTING PRONOUNCEMENTS. The Company prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Florida. Effective January 1, 2001, the Insurance Department of the State of Florida required that insurance companies domiciled in the State of Florida prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual--Version effective January 1, 2001 (the "Manual") , as modified by the Insurance Department of the State of Florida. Accordingly, the admitted assets, liabilities, and capital and surplus of Universal Property & Casualty Insurance Company as of December 31, 2001, and the results of its operations and its cash flow for the year then ended have been determined in accordance with the new accounting principles.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Universal will adopt the provisions of these statements in the first quarter of 2002. The impact of such adoption is not anticipated to have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. Universal will adopt SFAS No. 144 in the first quarter of 2002. The impact of such adoption is not anticipated to have a material effect on the Company's consolidated financial statements.

RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 3 - INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and began servicing the policies. Subsequently, UPCIC was successful in renewing a large number of these policies while commencing solicitation of business in the voluntary market through independent agents. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. Accordingly, UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At December 31, 2001, the Company has direct unearned premiums of $14,053,239.

UPCIC's obligation for liabilities for policies assumed from the JUA began at 11:59 p.m. on the date of assumption of the policies. UPCIC has no liability for assumed policies prior to the assumption date nor does UPCIC have any liability for claims made to the JUA. Similarly, the JUA has no liability for assumed liabilities subsequent to the assumption date.

Through December 31, 2001, UPCIC has received bonus payments of approximately $2,723,600 based upon a portfolio takeout of approximately 30,000 policies. Bonus payments were held in escrow for three years. After the three-year period, if certain conditions were met, including maintaining a minimum number of policies, UPCIC would have unrestricted use of the bonus payments. In addition, UPCIC would have investment income from the bonus payments that would also be available at the end of the three years. These bonus payments were not included in the Company's assets until receipt at the end of the three-year period. To date, the Company has complied with requirements related to the bonus payments and bonus payments of $2,723,600 were released from escrow for 27,278 policies which reached their three-year anniversary in 2001. The Company will not be receiving any additional bonus payments. Investment income of $452,947 was recognized in 2001 and was received in January 2002.

NOTE 4 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2001 was approximately $4.5 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

QUOTA SHARE

Effective June 1, 2001, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with Swiss Reinsurance America Corporation, rated A+ by A.M. Best. Under the quota share treaty, UPCIC cedes 50% of its gross written premiums, losses and loss adjustment expenses with a provisional ceding commission ranging from 27% to 35%; the commission percentage reflected in these financial statements is 27% based on the ceded loss ratio. For the year ended December 31, 2001, UPCIC ceded 50% of gross written premiums, losses and loss adjustment expenses. During the first quarter of 2000, UPCIC ceded 50% of gross written premiums, losses and loss adjustment expenses. For the nine months ended December 31, 2000, UPCIC elected to cede 65% of gross written premiums, losses and loss adjustment expenses. In addition, the quota share treaty currently has a limitation for any one occurrence of $6,500,000 with an option for an additional $3,500,000.

EXCESS PER RISK

Effective June 1, 2000, and continuing through December 31, 2001, UPCIC entered into an excess per risk agreement with Swiss Reinsurance America Corporation, rated A+ by A.M. Best. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

EXCESS CATASTROPHE

The excess catastrophe reinsurance agreement provides four layers of excess catastrophe coverage as of December 31, 2000 as follows:

                                 FIRST LAYER          SECOND LAYER            THIRD LAYER               FOURTH LAYER
Coverage                      $5,000,000 in       $20,000,000 in         $12,000,000 in excess   $10,000,000 in excess of
                              excess of           excess of              of $27,000,000 each     $39,000,000 each loss
                              $2,000,000 each     $7,000,000 each loss   loss occurrence         occurrence (see
                              loss occurrence     occurrence                                     discussion of coverage
                                                                                                 provided by Florida
                                                                                                 Hurricane Catastrophe
                                                                                                 Fund below)
Deposit premium                   $1,800,000           $3,900,000              $1,020,000                 $362,500
Minimum premium                   $1,440,000           $3,120,000                $816,000                 $290,000
Premium rate -% of                 2.0179%               4.3722%                  8.5%                     .8129%
Probable maximum loss

Effective June 1, 2001, UPCIC revised and enhanced its excess catastrophe reinsurance program. The excess catastrophe reinsurance agreement provides four layers of excess catastrophe coverage as of December 31, 2001 as follows:

                                 FIRST LAYER          SECOND LAYER            THIRD LAYER               FOURTH LAYER
Coverage                      $5,000,000 in       $9,500,000 in excess   $14,000,000 in excess   $19,000,000 in excess of
                              excess of           of  $7,000,000 each    of $16,500,000 each     $30,500,000 each loss
                              $2,000,000 each     loss occurrence        loss occurrence         occurrence (see
                              loss occurrence                                                    discussion of coverage
                                                                                                 provided by Florida
                                                                                                 Hurricane Catastrophe
                                                                                                 Fund below)
Deposit premium                   $1,800,000           $2,565,000              $1,862,000                $1,615,000
Minimum premium                   $1,440,000           $2,052,000              $1,489,600                $1,292,000
Premium rate -% of                  0.036%               0.0513%                0.03724%                  0.0323%
Probable maximum loss

Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event, which occurs within the area of one state of the United States or province of Canada and states or provinces contiguous thereto and to one another.

Effective June 1, 2000 UPCIC entered a reimbursement agreement with the Florida Hurricane Catastrophe Fund (the "Fund") which is administered by the Florida State Board of Administration. Under the reimbursement agreement, the Fund would reimburse the Company, with respect to each loss occurrence during the contract year (June 1, 2000 to May 31, 2001) for 90% of the ultimate loss paid by the Company in excess of the Company's retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. The Fund provided UPCIC with coverage of $69,167,394 in excess of $19,724,457. The premium for this coverage was $2,759,032. Effective June 1, 2001, UPCIC entered a subsequent reimbursement agreement with the Fund under the same terms. The Fund has provided UPCIC with coverage of $57,784,569 in excess of $16,847,968 as of December 31, 2001. The premium for this coverage was $2,423,202. In the event of depletion of the Fund due to losses arising from catastrophic events, the Fund would assess homeowners' insurers writing business in the state of Florida.

In the event that a loss occurrence were to decrease the coverage available to UPCIC under the Fund, effective June 1, 2000, UPCIC purchased second event excess catastrophe reinsurance covering the period June 1, 2000 to May 31, 2001 which could replace the coverage provided by the Fund for 100% of losses of $40,000,000 in excess of $49,000,000. The premium for this coverage was $370,000.

Effective July 1, 2001, UPCIC purchased industry loss warranty catastrophe reinsurance, covering the period July 1, 2001 to June 30, 2002, which could supplement other coverages. The premiums for these coverages are $352,855.

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

The preceding reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:


                         Year Ended                                             Year Ended
                      December 31, 2001                                      December 31, 2000

                Premiums          Premiums       Loss and Loss         Premiums            Premiums       Loss and Loss
                Written            Earned          Adjustment           Written             Earned         Adjustment
                -------            ------           Expenses            -------             ------          Expenses
                                                    --------                                                --------
Direct          $ 25,536,716     $27,657,135     $ 16,069,111         $28,733,138      $ 27,354,052      $ 10,948,937

Assumed                    -               -                -             (22,907)          (22,907)          (16,260)

Ceded            (17,234,000)    (19,945,331)      (8,301,131)        (24,122,697)      (20,964,100)       (6,771,016)
                ------------     -----------      -----------         -----------       -----------
Net             $  8,302,716     $ 7,711,804     $  7,767,980         $ 4,587,534      $  6,367,045      $  4,161,661
                ============     ===========     ============         ===========      ============      ============


Other amounts:
                                                                                          DECEMBER 31, 2001
                                                                                          -----------------
Reinsurance recoverable on unpaid losses and loss adjustment expenses                          $3,278,316
Reinsurance recoverable on paid losses                                                            220,032
Unearned premiums ceded                                                                         9,614,930
                                                                                               ----------
Prepaid reinsurance premiums and reinsurance recoverable                                      $13,113,278
                                                                                              ===========

Reinsurance payable                                                                            $3,327,902
                                                                                               ==========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 2001, UPCIC has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 5 - INVESTMENTS

Major categories of net investment income are summarized as follows:

                                       Year Ended              Year Ended
                                    December 31, 2001      December 31, 2000
                                    -----------------      -----------------

Debt securities held-to-maturity         $ 241,913             $  223,524
Common Stocks                                1,294                  5,300
Cash and cash equivalents                  361,243                974,704
                                         ---------            -----------
                                           604,450              1,203,528
Investment expenses                         25,547                 34,732
                                         ---------            -----------
                                        $  578,903            $ 1,168,796
                                        ==========            ===========

Proceeds from the sale of equity securities during 2001 and 2000 were $23,195 and $1,121,787, respectively. Gross gains on the sale of securities during 2001 and 2000 were $11,215 and $196,588, respectively. Gross losses on the sale of securities during 2001 and 2000 were $7,881 and $6,394, respectively.

The aggregate amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value as of December 31, 2001 for available-for-sale and held-to-maturity securities by major security type are as follows:

                                         Cost or            Gross               Gross             Fair
                                     Amortized Cost    Unrealized Gains   Unrealized Losses       Value
                                     --------------    ----------------   -----------------       -----
Available-for-sale securities:
Equity securities                     $   281,644                  -          $ (39,836)    $   241,808
                                      ===========        ============         =========     ===========
Held-to-maturity securities:
US government agencies                $ 2,998,020          $ 119,187          $ (2,814)     $ 3,114,393
Mortgage backed securities                 37,700              1,412                 -      $    39,112
                                      -----------        ------------         ---------     -----------
Total                                 $ 3,035,720          $ 120,599          $ (2,814)     $ 3,153,505

The scheduled maturities of held-to-maturity securities at December 31, 2001 were as follows:

                                                    Amortized
                                                      Cost           Fair Value
                                                      ---            ----------
Due after five years through ten years               $408,488          $379,294
Due after ten years                                 2,627,232         2,774,211
                                                    ---------         ---------
     Total                                         $3,035,720        $3,153,505
                                                    =========         =========

The preceding data is based on the stated maturities of the securities. Actual maturities may differ as borrowers may have the right to call or prepay obligations.

At December 31, 2001, investments with a carrying value of $300,000 were on deposit with regulatory authorities.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2001 consisted of the following:


             Computers                                 $ 87,500
             Furniture                                   81,911
             Automobiles and equipment                  639,795
             Software                                   443,725
                                                      ---------
             Total cost                               1,252,931
             Less: Accumulated depreciation             291,070
                                                      ---------
             Net carrying value                       $ 961,861
                                                      =========





NOTE 7 - LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

As described in Note 2, UPCIC establishes liabilities for unpaid losses and loss adjustment expense on reported and unreported claims of insured losses. These liability estimates are based on known facts and interpretation of factors such as claim payment patterns, loss payments, pending levels of unpaid claims, product mix and industry experience. The establishment of appropriate liabilities, including liabilities for catastrophes, is an inherently uncertain process. This uncertainty is compounded by UPCIC's limited history of claims experience. UPCIC regularly updates its estimates as new facts become known and further events occur which may impact the resolution of unsettled claims.

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC's policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions such as hurricanes and tropical storms. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2001 was approximately $4.5 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 4.

Management believes that the liabilities for claims and claims expense at December 31, 2001 is appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                           Year Ended             Year Ended
                                        December 31, 2001     December 31, 2000

     Balance at beginning of year           $ 3,468,124           $ 3,064,388

     Less reinsurance recoverable            (2,094,643)           (1,532,194)
                                            -----------           -----------

     Net balance at beginning of year        1,373,481             1,532,194
                                            -----------           -----------
     Incurred related to:
     Current year                             8,190,980             4,327,661
     Current year                              (423,000)             (166,000)
                                            -----------           -----------
     Current year                             7,767,980             4,161,661
                                            -----------           -----------
     Paid related to:
     Current year                             4,790,090             3,348,000
     Prior years                              1,382,820               972,374
                                            -----------           -----------
     Total paid                               6,172,910             4,320,374
                                            -----------           -----------
     Net balance at end of year               2,968,551             1,373,481
     Plus reinsurance recoverable             3,278,316             2,094,643
                                            -----------           -----------
     Balance at end of year                 $ 6,246,867           $ 3,468,124
                                            ===========           ===========

The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, at December 31, 2001 and 2000, were decreased in the following year by $423,000 and $166,000, respectively, for claims that had occurred on or prior to the balance sheet date. This favorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were less than expected.

NOTE 8 - LOANS PAYABLE

Loans payable at December 31, 2001 consists of the following bank loans secured by the respective assets: a boat loan for $142,394, principal due in May 2011, with interest paid monthly at 8.8%, and several vehicle loans totaling $301,690, principal due from January 2003 to September 2004, with interest paid monthly ranging from 7.5% to 10%.

Loan repayents are due as follows:

        2002            149,877
        2003            120,515
        2004             65,130
        2005             13,578
        2006             14,822
  Thereafter             80,162
                   ------------
                        444,084
                   ============

NOTE 9 - REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive supervision and regulation by the DOI. The Florida Insurance Code (the "Code") requires that UPCIC maintain minimum statutory surplus of $4,000,000. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the State of Florida.

On December 31, 1997, UPCIC entered into a consent order with the DOI related to the issuance of its certificate of authority (the "Consent Order"). Under the terms of the Consent Order, during its first four years of operations, UPCIC may only pay dividends on its common stock approved in advance and in writing by the DOI. No dividends were declared or paid by UPCIC on its common stock during 2001 or 2000. The Consent Order also requires that UPCIC obtain prior written approval of the DOI before amending, updating, or changing any managing general agent contracts. During 2001, UPCIC amended the contract with its managing general agent, Universal Risk Advisors, Inc., in regards to the calculation of the management fee and in 2002 to assume the management company functions formerly performed by Universal Property & Casualty Management, Inc. ("Universal Management"). These amendments have been submitted to the Department of Insurance for approval.

On January 16, 1998, UPCIC entered into a consent order with the DOI related to the proposed participation in the JUA depopulation program (the "Depopulation Consent Order"). Under the Depopulation Consent Order, UPCIC is required to maintain catastrophe reinsurance up to its 100 year Probable Maximum Loss with reinsurers who are authorized and/or approved or approved in advance and in writing by the DOI. The Depopulation Consent Order also requires UPCIC to materially abide by its depopulation plan submitted to the DOI, which limits UPCIC's depopulation assumptions to 30,000 policies. The premium limits and surplus requirements impact UPCIC's potential growth. UPCIC's ability to exceed these limitations will be subject to its ability to continue to renew policies transferred from the Takeout Program and attract additional policyholders from the voluntary insurance market as well as maintaining capital and surplus to support its underwriting program. As of December 31, 2001 and 2000, UPCIC was in compliance with requirements of the Consent Order and the Depopulation Consent Order. The Depopulation Consent Order expired January 16, 2001.

The Department of Insurance has completed its examination of the fiscal year 2000 statutory financial statements of UPCIC. To date the Department has not issued a final report. However, the Department has issued a draft report with proposed adjustments to UPCIC's statutory capital at December 31, 2000 that would result in statutory capital below the minimum surplus requirement at December 31, 2000. The proposed adjustments relate to affiliate receivables and income tax recoverables and would decrease statutory surplus by approximately $960,000. The Department's examination of the fiscal year 2001 statutory financial statements is currently in progress.

The following schedule reconciles statutory net loss and surplus of UPCIC as reported in the 2001 and 2000 annual statements filed with the DOI, prepared on the basis of statutory accounting principles, to UPCIC's net loss for the years ended December 31, 2001 and 2000 and stockholders' equity under GAAP at December 31, 2000:

                                                           Year Ended                    Year Ended
                                                        December 31, 2001            December 31, 2000
                                                    -------------------------        -----------------
                                                    Net Loss          Surplus            Net Loss
                                                    --------          -------            --------
Balance per statutory financial statement,
as originally filed                                $ (1,133,115)    $  4,400,342        $  (637,509)
Increase allowance for other receivables
                                                        (91,078)        (91,078)                 -
Increase accrued expenses
                                                        (99,758)        (99,758)                 -
Decrease liability for losses
                                                          69,494          69,494                 -
Increase deferred income tax asset
                                                          53,343          53,343                 -
Increase non-admitted assets                                 -          (207,463)                -
                                                   -------------    ------------        ------------
Balance per statutory financial
statement, as adjusted                               (1,201,114)       4,124,880           (637,509)

Deferred policy acquisition costs                    (1,268,725)         529,942           (722,209)
Deferred income taxes                                   287,228        (396,222)            117,531
                                                   -------------    ------------        ------------
Balance in conformity with GAAP                    $ (2,182,611)    $  4,258,600        $ (1,242,187)

The State of Florida has adopted the National Association of Insurance Commissioners' statutory accounting principles ("NAIC SAP") with certain modifications as the basis of its statutory accounting practices. The State of Florida requires all insurance companies to adopt NAIC SAP effective January 1, 2001. In addition, the Commissioner of the State of Florida Department of Insurance has the right to permit other specific practices that may deviate from prescribed practices. Included in UPCIC's adjusted statutory capital of
$4,124,880 as of December 31, 2001 are approximately $851,000 of affiliate receivables which are considered non admitted assets under NAIC SAP. These amounts were collected during the first quarter of 2002. Based on these collections, UPCIC has commenced discussions with the DOI to admit these assets. A reconciliation between UPCIC's statutory capital (or "net worth"), as adjusted (above) and NAIC SAP as of December 31, 2001 is shown below:

Statutory surplus, as adjusted                              $ 4,124,880

Affiliate balances under discussion as
permitted practice                                             (850,891)
                                                      ------------------
Statutory surplus in conformity with NAIC SAP               $ 3,273,989
                                                      ==================

NOTE 10 - RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance and administration functions for UPCIC during 2000 and 2001 were performed by Universal Management pursuant to a Management Agreement dated June 2, 1997 and Addenda thereto dated June 12, 1997 and June 1, 1998. Universal Management is a wholly-owned subsidiary of American European Group, Inc., a Delaware insurance holding company. UPCIC and Universal Management terminated the management agreement effective as of January 15, 2002. During the years ended December 31, 2001 and 2000, UPCIC incurred administrative costs to Universal Management of $911,449 and $1,122,377, respectively. Services previously provided by Universal Management to UPCIC under the management agreement are now performed by UPCIC, Universal Risk Advisors, Inc., a wholly-owned subsidiary of the Company, and unaffiliated third parties.

As of December 31, 2001, corporate counsel held $290,000 in trust, for the benefit of the Company, which funds were placed in trust in connection with a dispute involving a Company director and an unrelated entity. These funds are included in cash and cash equivalents as of December 31, 2001.

NOTE 11- INCOME TAX PROVISION

Since its inception, the Company has incurred cumulative tax-operating losses. Therefore, the Company has not incurred any significant income tax liabilities during that time. As of December 31, 2001, the Company had net operating loss carryforwards totaling approximately $8,324,000 which are available to offset future taxable income, if any, through 2021.

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2001 and 2000:



                                                        2001            2000
                                                        ----            ----

     Statutory federal income tax rate                  34.0%           34.0%

     Increases (decreases) resulting from:
              Change in valuation allowance            (36.7%)         (33.8%)
              Other                                      2.7%           (0.2%)
                                                      --------        ---------
     Effective tax rate                                  0.0%            0.0%
                                                      ========        =========

Deferred income taxes at December 31, 2001 are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

             Deferred income tax assets:
                         Net operating loss carryforward        $ 3,133,000
                         Unearned premiums                          334,000
                         Unpaid losses                              135,000
                         Organizational costs                        29,000
                                                                -----------
                                                                  3,631,000
                                                                -----------
             Deferred income tax liabilities:
                         Property, plant and equipment              (36,000)
                         Deferred acquisition costs                (199,000)
                                                                -----------
             Subtotal                                              (235,000)
                                                                -----------
             Net deferred income tax asset                        3,396,000
             Less: valuation allowance                           (3,396,000)
                                                                $         -
                                                                ===========

A valuation allowance is deemed necessary because management does not believe that is more likely than not that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred tax asset shown above.

The remaining net operating loss carryforwards will expire as follows:

             Expiration
                2007                            $ 328,000
                2008                            1,010,000
                2009                            1,116,000
                2010                              677,000
                2011                            1,570,000
                2012                            1,379,000
                2013                                5,000
                2020                            1,229,000
                2021                            1,010,000
                                                ---------
                                              $ 8,324,000
                                              ===========




NOTE 12 - STOCKHOLDERS' EQUITY

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

A summary of the option activity for the years ended December 31, 2001 and 2000 is presented below:

                                                                                                           Weighted
                                                                                                            Average
                                       Number                Option Price per Share           Number       Exercise
                                     of Shares          Low          High       Weighted     of Shares       Price
                                     ---------          ---          ----       --------     ---------       -----
Outstanding January 1, 2000           5,813,624        $ 0.63      $ 22.00        $ 1.32    5,813,624      $ 1.32
Granted                                 455,000        $ 1.00      $  1.10        $ 1.08
                                     ----------
Outstanding December 31, 2000         6,268,624        $ 0.63      $ 22.00        $ 1.30    6,268,624      $ 1.30
Granted                                 570,000        $ 0.50      $  1.00        $ 0.59
                                     ----------
Outstanding December 31, 2001         6,838,624        $ 0.50      $ 22.00        $ 1.24    6,838,624      $ 1.24


The following table summarizes the information about options outstanding at December 31, 2001:

                    Options Outstanding and Exercisable
                    -----------------------------------

                                           Weighted Average
                                              Remaining            Weighted
     Range of              Number          Contractual Life        Average
  Exercise Prices       Outstanding           (in years)        Exercise Price
  ---------------       -----------           ----------        --------------
  $.0.50 - $1.87               6,660,000        5.9                  $1.12
  $ 2.88 - $3.88                 142,999        3.4                  $3.39
  $ 6.00 - $22.00                 35,625        2.0                 $14.52
                        ----------------
                               6,838,624
                        ================

The Company adopted a 2000 Stock Option Plan (the "Tigerquote.com Plan") under which shares of Common Stock of Tigerquote.com are reserved for issuance upon the exercise of the options. The Tigerquote.com Plan is designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors and consultants of the Company. All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Plan.

A summary of the option activity of the Tigerquote.com Plan for the years ended December 31, 2001 and 2000 is presented below:

                                                                                                           Weighted
                                                                                                           Average
                                      Number                Option Price per Share           Number        Exercise
                                    of Shares          Low          High       Weighted     of Shares       Price
                                    ---------          ---          ----       --------     ---------       -----
Outstanding January 1, 2000               -        $    -        $  -          $  -            -            $ -
Granted                             835,000        $   0.50      $ 0.50        $ 0.50       835,000         $ 0.50
                                    -------
Outstanding December 31, 2000       835,000        $   0.50      $ 0.50        $ 0.50       835,000         $ 0.50
Granted                                  -         $    -        $  -          $  -            -            $ -
                                    -------
Outstanding December 31, 2001       835,000        $   0.50      $ 0.50        $ 0.50       835,000         $ 0.50
------------------------------------------------------------------------------------------------------------------

The following table summarizes the information about options outstanding at December 31, 2001:

                    Options Outstanding and Exercisable
                    -----------------------------------

                                           Weighted Average
                                              Remaining            Weighted
     Range of              Number          Contractual Life        Average
  Exercise Prices       Outstanding           (in years)        Exercise Price
  ---------------       -----------           ----------        --------------
      $.0.50                  835,000             8.25              $0.50
                              -------
                              835,000
                              -------

As described in Note 2, the Company accounts for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended December 31, 2001 and 2000 for options granted to employees and directors as the exercise prices for stock options granted are equal to their fair market value at the time of grant. The Company expenses the fair value (as determined at the grant date) of options and warrants granted to non-employees over the vesting period. Had compensation cost for options granted to employees and directors been determined in accordance with the fair value provisions of SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                          Year Ended             Year Ended
                                       December 31, 2001      December 31, 2000
                                       -----------------      -----------------
           Net loss:
             As reported               $(3,039,350)          $ (1,488,164)
             Pro forma                 $(3,415,783)          $ (1,972,325)
           Net loss per share:
           Basic
             As reported                   $ (0.21)               $ (0.10)
             Pro forma                     $ (0.23)               $ (0.13)
           Diluted
             As reported                   $ (0.21)               $ (0.10)
             Pro forma                     $ (0.23)               $ (0.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions.

                                         Year Ended            Year Ended
                                      December 31, 2001     December 31, 2000
                                      -----------------     -----------------

        Dividend yield                       0.00%                   0.00%
        Expected life of option            5 years                 5 years
        Risk free interest rate              6.50%                   6.50%
        Expected volatility                104.69%                  86.56%

Using the Black-Scholes Pricing Model, the estimated weighted average fair value per option granted during the years ended December 31, 2001 and 2000 was $0.12 and $.79, respectively.

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

WARRANTS

A summary of the warrant activity for the years ended December 31, 2001 and 2000 is presented below:

                                                                   Warrants Exercisable
                                                                                               Weighted       Weighted
                                                                                                Average       Average
                                           Number                Warrant Price per Share        Number        Exercise
                                         of Shares          Low          High       Weighted   of Shares       Price
                                         ---------          ---          ----       --------   ---------       -----
Outstanding January 1, 2000             4,393,652        $ 0.75       $ 6.00        $ 1.34     4,393,652      $ 1.34
Granted                                   325,000        $ 1.00       $ 3.25        $ 2.15
Canceled                                 (325,000)       $ 1.00       $ 3.25        $ 2.15
                                        ---------
Outstanding December 31, 2000           4,393,652        $ 0.75       $ 6.00        $ 1.34     4,393,652      $ 1.34
Granted                                       -          $   -        $   -         $   -
                                        ---------
Outstanding December 31, 2001           4,393,652        $ 0.75       $ 6.00        $ 1.34     4,393,652      $ 1.34

The following table summarizes the information about warrants outstanding at December 31, 2001:

                    Warrants Outstanding and Exercisable
                    ------------------------------------

                                             Weighted Average
                                                 Remaining           Weighted
     Range of               Number           Contractual Life         Average
  Exercise Prices        Outstanding            (in years)        Exercise Price
  ---------------        -----------             --------         --------------
  $.0.75 - $1.50            3,614,109              2.9                $1.01
   $1.75 - $6.00              779,543              3.9                $2.84
                        -------------
                            4,393,652
                        =============

No warrants were issued in 2001. During the year ended December 31, 2000, the Company issued and canceled 325,000 warrants to purchase Common Stock at prices ranging from $1.00 to $3.25 per share for investor relation services.

OTHER STOCK ISSUANCES

During the year ended December 31, 2001, the Company issued no shares of Common Stock. During the year ended December 31, 2000, the Company issued 100,000 shares of Common Stock at a price of $.375 per share for the purchase of a website and domain name. The value of the shares was based on the quoted market price at the date of issuance.

STOCK GRANTOR TRUST

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust ("SGT") to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2,900,000 shares of Company Common Stock. In exchange, the SGT has delivered $29,000 and a promissory note to the Company for approximately $2,320,000 which together represent the purchase price of the shares. Amounts owed by the SGT to the Company will be repaid by cash received by the SGT, which will result in the SGT releasing shares to satisfy Company obligations for stock options.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

In 1997 the Company entered into a four-year employment agreement with the president of the Company. Under the terms of the employment agreement, the president will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year with a 5% annual increase. Additionally, pursuant to the employment agreement, and during each year thereof, the president is entitled to a bonus equal to 3% of pretax profits up to $5,000,000 and 4% of pretax profits in excess of $5,000,000. On May 4, 2001, Addendum No. 3 to the employment agreement was approved by the Board of Directors, whereby Mr. Meier was entitled to receive an additional fifteen (15%) percent increase in his base compensation in addition to the cumulative base compensation and increase calculated at the beginning of 2001, retroactive to January 1, 2001; and for each successive year of the term of the employment agreement the base compensation as adjusted by previous increase(s) shall be increased by ten (10%) percent. The employment agreement contains non-competition and non-disclosure covenants. Under the terms of the agreement in 1999, the president was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.00 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years. The exercise price of the options equaled the market price of the Company's Common Stock at the date of grant. In addition, the agreement may be extended for an additional two years at the option of the president.

NOTE 14 - LITIGATION

Certain lawsuits have been filed against the Company. In the opinion of management, none of these lawsuits, except for the lawsuit described below, are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company's financial position or results of operations.

Universal Management performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. Such fees would amount to approximately $672,000 as of December 31, 2001. As of December 31, 2001, UPCIC has recorded a receivable from Universal Management representing the management fees remitted on the basis of premiums earned subsequent to the termination date, and has provided an allowance for doubtful accounts for the entire receivable. Discovery is in the early stages and the likelihood of an unfavorable outcome or the likely amount associated therewith cannot be estimated. Therefore, UPCIC has not accrued a liability with respect to the management fees claimed by Universal Management.

NOTE 15 - EARNINGS PER SHARE

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income (loss) for the years ended December 31, 2001 and 2000.

                                                          Year Ended                                   Year Ended
                                                       December 31, 2001                            December 31, 2000
                                             Loss                                         Loss
                                         Available to                                 Available to
                                            Common                                       Common
                                         Stockholders                    Per Share    Stcokholders                   Per Share
                                            Amount          Shares        Amount         Amount          Shares        Amount
                                            ------          ------        --------       ------          ------        ------
Net loss                               $(3,039,350)                                 $(1,488,164)
Less: Preferred stock dividends            (49,950)                                     (49,949)
                                       -----------                                   -----------
Loss available
to common stockholders                  (3,089,300)    14,698,000       $ (0.21)     (1,538,113)     14,788,000     $ (0.10)
                                                                        =======                                     =======
Effect of dilutive securities:
Stock options and warrants                       -              -             -               -               -           -
Preferred Stock                                  -              -             -               -               -           -
                                       -----------     ----------       --------     -----------     ----------     --------

Loss available to common
stockholders and assumed
conversion                             $(3,089,300)   14,698,000        $ (0.21)    $(1,538,113)    14,788,000      $ (0.10)
                                       ===========    ==========        ========    ===========     ==========      ========

Options and warrants totaling 11,232,276 and 10,737,276 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the years ended December 31, 2001 and 2000, respectively.