Form 10QSB
period 2002-03-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2002-05-20
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______________ to ____________


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


                             2875 N.E. 191ST STREET
                                    SUITE 300
                              MIAMI, FLORIDA 33180
                    (Address of principal executive offices)


                                 (305) 792-4200
                           (Issuer's telephone number)



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 17,794,584 shares of common stock as of May 1, 2002.

         Transitional Small Business Disclosure Format   Yes __   No  X
                                                                     --

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

         This Quarterly Report on Form 10-QSB is being filed prior to the completion of the review by Deloitte & Touche LLP. Universal Insurance Holdings, Inc. intends to file an amended Form 10-QSB upon the completion of the review by Deloitte & Touche LLP. In accordance with the instructions to Form 10-QSB, the following unaudited consolidated financial statements omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)

                                     ASSETS
Debt securities held-to-maturity (fair-value of $2,730,802)                         $  2,726,340
Equity securities available for sale (cost of $285,404)                                  266,150
Cash and cash equivalents                                                              7,725,930
Prepaid reinsurance premiums and reinsurance recoverables                             11,582,253
Premiums and other receivables                                                         1,717,117
Deferred policy acquisition costs                                                        939,089
Property, plant and equipment net                                                        924,878
                                                                             --------------------
Total assets                                                                        $ 25,881,757
                                                                             ====================
                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                                           $ 4,788,040
Unearned premiums                                                                     15,049,939
Accounts payable                                                                         576,415
Other accrued expenses                                                                   458,660
Accrued taxes, licenses and fees                                                         120,352
Loan payable                                                                             406,394
                                                                             --------------------
Total liabilities                                                                     21,399,800
                                                                             --------------------

STOCKHOLDER'S EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum liquidation
preference of $1,419,700                                                                 $ 1,387
Common stock. $.01 par value, 40,000,000 shares authorized, 14,894,584
shares issued and 14,685,939 outstanding                                                 148,996
Common stock in treasury, at cost - 208,645 shares                                      (101,819)
Additional paid-in capital                                                            14,977,296
Accumulated deficit                                                                  (10,528,411)
Accumulated other comprehensive loss                                                     (15,492)
                                                                             --------------------
Total stockholder's equity                                                             4,481,957
                                                                             --------------------
Total liabilities and stockholder's equity                                          $ 25,881,757
                                                                             ====================

  The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                    Three Months Ended     Three Months Ended
                                                        March 31,                 March 31,
                                                          2002                      2001
                                                    --------------            -------------
PREMIUMS EARNED AND OTHER REVENUES:
Premium income, net                                 $    1,884,321            $   2,312,803
Net investment income                                       96,566                  191,222
Commission revenue                                         296,518                  319,835
Other income                                               471,518                1,815,200
                                                    --------------            -------------
             Total revenues                              2,748,923                4,639,060
                                                    --------------            -------------
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses                      1,336,803                1,474,126
General and administrative expenses                        969,287                1,661,946
                                                    --------------            -------------
             Total operating cost and expenses           2,306,090                3,136,072
                                                    --------------            -------------

NET INCOME (LOSS)                                   $      442,833            $   1,502,988
                                                    ==============            =============
INCOME (LOSS) PER COMMON SHARE:
Basic                                               $         0.03            $        0.10
                                                    ==============            =============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                                     14,685,939               14,749,000
                                                    ==============            =============
INCOME (LOSS) PER COMMON SHARE
Diluted                                             $         0.03            $        0.10
                                                    ==============            =============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                                   15,254,264               15,317,000
                                                    ==============            =============


            The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                 UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                     (Unaudited)

                                              Three Months Ended   Three Months Ended
                                                   March 31,             March 31,
                                                     2002                  2001
                                                 ---------            -----------
NET INCOME (LOSS)                                $ 442,833            $ 1,502,988

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on
available-for-sale securities                       24,344                (14,500)
                                                 ---------            -----------
COMPREHENSIVE INCOME                             $ 467,177            $ 1,488,488




    The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                                UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                         Three Months Ended          Three Months Ended
                                                                           March 31, 2002              March 31, 2001
                                                                           --------------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $       442,833                $ 1,502,988
    Adjustments to reconcile net income (loss)
    to cash (used in) provided by operations:
    Amortization and depreciation                                                  52,957                     34,681
    Gains on sales of equity securities available for sale                              -                          -
    Net accretion of bond premiums and discounts                                   (2,793)                   (11,744)
Net change in assets and liabilities relating to operating activities:                  -                          -
    Prepaid reinsurance premiums and reinsurance recoverable                    1,531,025                          -
    Premiums and other receivables                                                (68,300)                 1,221,309
    Reinsurance and recoverable on losses                                      (3,327,902)                   144,789
    Deferred policy acquisition costs                                            (409,147)                  (945,709)
    Accounts payable                                                             (787,309)                  (636,710)
    Other accrued expenses                                                        (58,801)                    30,625
    Accrued taxes, licenses and fees                                              (69,376)                  (192,233)
    Unpaid losses and loss adjustment expenses                                 (1,458,827)                   300,369
    Unearned premiums                                                             996,700                 (1,134,838)
    Due to related parties                                                              -                          -
                                                                          ---------------                -----------
Net cash (used in) provided by operating activities                            (3,158,940)                   313,527
                                                                          ---------------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (15,974)                         -
    Purchase of equity secuities available for sale                                     -                    (33,828)
    Purchase of real estate                                                       (55,340)                         -
    Purchase of debt securities held to maturity                                        -                   (409,062)
    Proceeds from maturities of debt securities held to maturity                  312,175                          -
    Collections on notes receivable                                                     -                     51,026
                                                                          ---------------                -----------
Net cash used in investing activities                                             240,861                   (391,864)
                                                                          ---------------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Preferred stock dividend                                                            -                    (12,488)
    Loan payable                                                                  (37,690)                         -
    Subscription receivable                                                       200,000                          -
    Purchase of treasury stock                                                          -                    (14,495)
                                                                          ---------------                -----------
Net cash used in financing activities                                             162,310                    (26,983)

NET (DECREASE) INCREASE IN CASH AND CASH                                       (2,755,769)                  (105,320)
EQUIVALENTS

CASH AND CASH EQUIALENTS, Beginning of period                                  10,481,699                 10,357,663
                                                                          ---------------                -----------
CASH AND CASH EQUIALENTS, End of period                                   $     7,725,930               $ 10,252,343
                                                                          ===============                ===========


                   The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly-owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), and other wholly-owned entities which are under common control through common ownership. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet of the Company as of March 31, 2002, the related condensed consolidated statements of operations and comprehensive operations for the three months ended March 31, 2002 and 2001, and cash flows for three months ended March 31, 2002 and 2001 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

Certain reclassifications have been made in the 2001 financial statements to conform them to and make them consistent with the presentation used in the 2002 financial statements.

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

In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards did not have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements or disclosures.

RISKS AND UNCERTAINTIES. The Company's business could be affected by regulatory and competitive restrictions on pricing for new and renewal business, the cost of catastrophic reinsurance, adverse loss experience and federal and state legislation or governmental regulations of insurance companies. Changes in these areas could adversely affect the Company's operations in the future.


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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At March 31, 2002, the Company had unearned premiums totaling $15,049,939.

Effective January 15, 2002, UPCIC and Universal Property and Casualty Management, Inc. terminated their prior management agreement whereby services provided by Universal Management are now provided by UPCIC, Universal Risk Advisors, Inc. and unaffiliated third parties. Universal Risk Advisors, Inc. is an affiliated managing general agency that provides the Company with management and personnel for UPCIC's underwriting, together with support offices, equipment and services. The fees for such services for the three months ended March 31, 2002 totaled $297,801.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of unearned ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 2002, deferred policy acquisition costs amounted to $939,089.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at March 31, 2002.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of March 31, 2002 was approximately $4.5 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2001, under an excess catastrophe contract, UPCIC obtained coverage of $47,500,000 in excess of $2,000,000. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund. The coverage is estimated to be $41,000,000.

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

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                             Three Months Ended                              Three Months Ended
                               March 31, 2002                                  March 31, 2001
                               --------------                                  --------------

                                                    Loss                                              Loss
                                                    and Loss                                          and Loss
                  Premiums        Premiums          Adjustment        Premiums         Premiums       Adjustment
                  Written         Earned            Expenses          Written          Earned         Expenses
                  -------         ------            --------          -------          ------         --------
Direct           $7,912,989       $6,916,289        $2,900,417        $5,826,776       $6,961,615     $3,084,468
Assumed                   -                -                 -                 -                -             -
Ceded            (3,956,495)      (5,031,968)       (1,563,614)       (2,378,180)      (4,648,812)    (1,610,342)
                 -----------     ------------       -----------       -----------      -----------    -----------
Net              $3,956,494       $1,884,321        $1,336,803        $3,448,596       $2,312,803     $1,474,126
                ===========       ==========        ==========        ==========       ==========     ==========

Other Amounts:
                                                                  March 31, 2002
                                                                  --------------
Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                    $  3,042,795
Unearned premiums ceded                                              8,539,458
                                                                     ---------
Prepaid reinsurance premiums and reinsurance recoverable          $ 11,582,253
                                                                   ===========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at March 31, 2002. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.


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

          The Company has formed two subsidiaries that specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc., and its wholly owned subsidiary Tigerquote.com Insurance Solutions, Inc. are a network of Internet insurance agencies. At March 31, 2002, agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' department of insurance.

         The Company has also formed Tiger Home Services, Inc. which will furnish pest control, pool services, landscaping, house cleaning and hurricane shutters to homeowners. The Tiger Home Division grossed approximately $100,000 in revenue in the first quarter of 2002. Management believes this will be a growing part of the Company's overall business.

FINANCIAL CONDITION

         Cash and cash equivalents at March 31, 2002 aggregated $7,725,930. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

         UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At
March 31, 2002 UPCIC's investments were comprised of $7,725,930 in cash and repurchase agreements, $2,726,340 in fixed maturity securities and $266,150 in equity securities.

          Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 50% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 41,000 homeowners and dwelling fire insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with the Company's reinsurers and their utilization of catastrophe model utilizing Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting personal umbrella liability policies in the future. Any such program will require the approval of the Florida Department of Insurance.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

         Gross premiums written increased 35.8% to $7,912,989 for the three month period ended March 31, 2002 from $5,826,776 for the three month period ended March 31, 2001. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases.

         Net premiums earned decreased 18.5% to $1,884,321 for the three month period ended March 31, 2002 from $2,312,803 for the three month period ended March 31, 2001. The decrease is primarily due to non renewal of certain policies in high exposure areas in late 2001.

         Investment income decreased 49.5% to $96,566 for the three month period ended March 31, 2002 from $191,222 for the three month period ended March 31, 2001. The decrease is primarily due to the lower interest rate environment during the three months ended March 31, 2001.

         Commission income decreased 7.3% to $296,518 for the three month period ended March 31, 2002 from $319,835 for the three month period ended March 31, 2001. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations.

         Losses and loss adjustment expenses ("LAE") incurred decreased 9.3% to $1,336,803 for the three month period ended March 31, 2002 from $1,474,126 for the three month period ended March 31, 2001. The Company's direct loss ratio for the three month period ended March 31, 2002 was 41.9% compared to 52.9% for the three month period ended March 31, 2001. The Company's gross loss ratio decreased principally due to the lower frequency and severity of claims in the three months ended March 31, 2002. The Company's net loss ratio for the three month period ended March 31, 2002 was 70.9% compared to 63.7% for the three month period ended March 31, 2001. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. Losses and LAE decreased principally due to the lower frequency and severity of claims in the three months ended March 31, 2002.

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

         General and administrative expenses decreased 41.7% to $969,287 for the three month period ended March 31, 2002 from $1,661,946 for the three month period ended March 31, 2001. General and administrative expenses have decreased due to better control of operating expenses combined with a higher ceding commission on premiums ceded to reinsurers.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of capital are premium revenues and investment income.

          For the three month period ended March 31, 2002, cash flows used by operating activities were $3,158,940. Cash flows from operating activities are negative, primarily due to payments made to reinsurers in the first quarter of 2002. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities is primarily comprised of a subscription agreement related to an additional capital contribution.

          The Company believes that its current capital resources together with management's plan as described above will be sufficient to support current operations and expected growth for at least 12 months.

          The balance of cash and cash equivalents at March 31, 2002 is $7,725,930. Most of this amount, along with readily marketable debt and equity securities aggregating $2,992,490 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1 million up to the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

          To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements and it expects to remain in compliance, if management's plans, discussed in detail in the Company's Form 10-KSB for the year ended December 31, 2001, are successful.

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

          The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2001, based on calculations using the appropriate NAIC RBC formula, the Company's total reported adjusted capital was in excess of three of the four ratios which would require any form of regulatory action, however, UPCIC'S surplus as reported was below the company action level, triggering a Company Action Level event in accordance with Florida Insurance Statutes. Accordingly, UPCIC was required to file a Risk Based Capital Plan containing items specified in Florida statutes. Generally accepted accounting principles differs in some respects from reporting practices prescribed or permitted by the DOI. UPCIC's statutory capital and surplus was $4,406,630 as of March 31, 2002. Statutory net income (loss) was $(154,903) for the three month period ended March 31, 2002 and $320,206 for the three month period ended March 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company did not have any reportable legal proceedings during the three months ending March 31, 2002. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management none of these lawsuits, except for the lawsuit with Universal Property and Casualty Management Company described in the Notes to consolidated Financial Statements included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2001, are material and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 2.    CHANGES IN SECURITIES

As of May 3, 2002, a contractual increase in salary for Bradley I. Meier for 2002 was paid in shares of the common stock of the Company instead of cash. Accordingly, 450,000 shares of common stock were issued in May 2002.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.      OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.    Exhibit

         10.7 Amendment number 4 to Employment Agreement between Universal Insurance Holdings Inc. and Bradley I. Meier.

         11.1           Statement Regarding Computation of Per Share Income

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  May 20, 2002                 /s/ Bradley I. Meier
                                    ------------------------------------------
                                    Bradley I. Meier, President