Form 10QSB/A
period 2002-03-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2002-07-18
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                         7,725,930
Debt securities held-to-maturity
  (fair-value of $2,834,201)                                    $ 2,726,340
Equity securities available for sale (cost of
  $285,404)                                                         266,150
Prepaid reinsurance premiums and reinsurance
  recoverables                                                   11,227,253
Premiums and other receivables                                      976,183
Investments in real estate                                          382,710
Deferred policy acquisition costs                                   894,089
Property, plant and equipment, net                                  924,878
                                                             ---------------
Total assets                                                   $ 25,123,533
                                                             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                      $ 4,788,040
Unearned premiums                                                15,049,939
Accounts payable                                                    576,415
Other accrued expenses                                              458,660
Accrued taxes, licenses and fees                                    120,352
Loans payable                                                       406,394
                                                             ---------------
Total liabilities                                                21,399,800
                                                             ---------------




STOCKHOLDERS' EQUITY:
Cumulative  convertible  preferred  stock,  $.01
  par  value,  1,000,000  shares authorized, 138,640
  shares issued and outstanding, minimum liquidation
  preference of $1,419,700                                          $ 1,387
Common stock, $.01 par value, 40,000,000 shares
  authorized, 14,894,584 shares issued and 14,685,939
  outstanding                                                       148,946
Common stock in treasury, at cost - 208,645 shares                 (101,820)
Additional paid-in capital                                       14,977,297
Accumulated deficit                                             (11,286,585)
Accumulated other comprehensive loss                                (15,492)
                                                             ---------------
Total stockholders' equity                                        3,723,733
                                                             ---------------
Total liabilities and stockholders' equity                     $ 25,123,533
                                                             ===============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                    Three Months Ended     Three Months Ended
                                                        March 31,              March 31,
                                                          2002                   2001
                                                          ----                   ----
PREMIUMS EARNED AND OTHER REVENUES:
Premium income, net                                    $ 1,884,321            $ 2,312,803
Net investment income                                       96,566                191,222
Commission revenue                                         297,157                319,835
Other revenue                                              471,518              1,815,200
                                                    -----------------      ----------------
             Total revenues                              2,749,562              4,639,060
                                                    -----------------      ----------------

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses                      1,336,803              1,474,126
General and administrative expenses                      1,369,925              1,661,946
                                                    -----------------      ----------------
             Total operating costs and expenses          2,706,728              3,136,072
                                                    -----------------      ----------------

NET INCOME                                                $ 42,834            $ 1,502,988
                                                    =================      ================

INCOME PER COMMON SHARE:
Basic                                                       $ 0.00                 $ 0.10
                                                    =================      ================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                                     14,686,000             14,749,000
                                                    =================      ================

INCOME PER COMMON SHARE
Diluted                                                     $ 0.00                 $ 0.10
                                                    =================      ================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                                   15,254,264             15,317,000
                                                    =================      ================


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)


                                          Three Months Ended  Three Months Ended
                                              March 31,            March 30,
                                                2002                  2001
                                                ----                  ----

NET INCOME                                    $ 42,834            $ 1,502,988

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on
available-for-sale securities                   24,344                (14,500)
                                             -----------          -------------

COMPREHENSIVE INCOME                          $ 67,178            $ 1,488,488
                                             ===========          =============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                     Three Months Ended       Three Months Ended
                                                                       March 31, 2002            March 31, 2001
                                                                      ----------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 42,834                $ 1,502,988
    Adjustments to reconcile net income
         to cash (used in) provided by operations:
    Amortization and depreciation                                           52,956                     34,681
    Net accretion of bond premiums and discounts                            (2,793)                   (11,744)
Net change in assets and liabilities relating to operating activities:
    Prepaid reinsurance premiums and reinsurance recoverables            1,886,025                          -
    Premiums and other receivables                                         177,397                  1,221,309
    Reinsurance payables                                                (3,327,902)                   144,789
    Deferred policy acquisition costs                                     (364,147)                  (945,709)
    Accounts payable                                                      (787,309)                  (636,710)
    Other accrued expenses                                                 (49,026)                    30,625
    Accrued taxes, licenses and fees                                       (69,376)                  (192,233)
    Unpaid losses and loss adjustment expenses                          (1,458,827)                   300,369
    Unearned premiums                                                      996,700                 (1,134,838)
                                                                      --------------            --------------

Net cash (used in) provided by operating activities                     (2,903,468)                   313,527
                                                                      --------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (15,974)                         -
    Purchase of equity secuities available for sale                              -                    (33,828)
    Purchase of real estate                                               (110,812)                         -
    Purchase of debt securities held to maturity                                 -                   (409,062)
    Proceeds from maturities of debt securities held to maturity           312,175                          -
    Collections on notes receivable                                              -                     51,026
                                                                      --------------            --------------

Net cash provided by (used in) investing activities                        185,389                   (391,864)
                                                                      --------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Preferred stock dividend                                                     -                    (12,488)
    Repayments of loans payable                                            (37,690)                         -
    Purchase of treasury stock                                                   -                    (14,495)
                                                                      --------------            --------------

Net cash used in financing activities                                      (37,690)                   (26,983)
                                                                      --------------            --------------

NET DECREASE IN CASH AND CASH
EQUIVALENTS                                                             (2,755,769)                  (105,320)

CASH AND CASH EQUIVALENTS, Beginning of period                          10,481,699                 10,357,663
                                                                      --------------            --------------

CASH AND CASH EQUIVALENTS, End of period                               $ 7,725,930               $ 10,252,343
                                                                      ==============            ==============



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

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

The condensed consolidated balance sheet of the Company as of March 31, 2002, the related condensed consolidated statements of operations, comprehensive operations and cash flows for the three months ended March 31, 2002 and 2001 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

The Company has incurred losses in the past two years. In order to improve the Company's financial position and achieve profitable operations, management has implemented a rate increase for new and renewal business, is restructuring the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce the cost, and is working to reduce general and administrative expenses. In addition, management is exploring sources of additional capital. Management believes that the implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to achieve profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the Florida Department of Insurance.

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

Effective January 15, 2002, UPCIC and Universal Property and Casualty Management, Inc., ("Universal Management") an unaffiliated managing agency, terminated their prior management agreement whereby services provided by Universal Management are now provided by UPCIC, Universal Risk Advisors, Inc. and unaffiliated third parties. Universal Risk Advisors, Inc. is an affiliated managing general agency that provides the Company with management and personnel for UPCIC's underwriting, together with support offices, equipment and services.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 2002, deferred policy acquisition costs amounted to $894,089.

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

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                          Three Months Ended                               Three Months Ended
                            March 31, 2002                                    March 31, 2001
                            --------------                                    --------------

                                                   Loss                                              Loss
                                                   and Loss                                          and Loss
                Premiums         Premiums          Adjustment        Premiums         Premiums       Adjustment
                Written          Earned            Expenses          Written          Earned         Expenses
                -------          ------            --------          -------          ------         --------
Direct           $7,912,989       $6,916,289        $2,900,417        $5,826,776       $6,961,615     $3,084,468
Ceded            (3,956,495)      (5,031,968)       (1,563,614)       (2,378,180)      (4,648,812)    (1,610,342)
                 -----------     ------------       -----------       -----------      -----------    -----------
Net              $3,956,494       $1,884,321        $1,336,803        $3,448,596       $2,312,803     $1,474,126
                ===========       ==========        ==========        ==========       ==========     ==========

Other Amounts:
                                                               March 31, 2002
                                                               --------------

Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                $   2,687,795
Unearned premiums ceded                                           8,539,458
                                                                 -----------
Prepaid reinsurance premiums and reinsurance recoverable       $ 11,227,253
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

NOTE 4 - LEGAL PROCEEDINGS

Universal Management performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. As of December 31, 2001, UPCIC has recorded a receivable from Universal Management representing the management fees remitted on the basis of premiums earned subsequent to the termination date, January 15, 2002, and provided an allowance for doubtful accounts for the entire receivable. Discovery is in the early stages and the likelihood of an unfavorable outcome or the likely amount associated therewith cannot be estimated. Therefore, UPCIC has not accrued a liability with respect to the management fees claimed by Universal Management.

NOTE 5 - SUBSEQUENT EVENTS

          Effective June 1, 2002, UPCIC entered into a quota share reinsurance treaty with several reinsurers. Under the quota share treaty, UPCIC cedes 80% of its gross written premiums, losses and loss adjustment expenses with a ceding commission of 26%.

          In May 2002, the Company entered into a letter of intent to sell its insurance operations to Holding Company of America, Inc. ("HCA") subject to an exclusive ninety-day review period to conduct due diligence. The letter of intent contemplates the sale of the following entities, constituting all of the Company's insurance operations, each of which is a wholly-owned direct or indirect subsidiary of the Company: Universal Insurance Holding Company of Florida; Universal Property & Casualty Insurance Company; Universal Risk Advisors, Inc.; Universal Adjusting Corporation; Universal Florida Insurance Agency, Inc.; U.S. Insurance Solutions, Inc.; U.S.A Insurance Solutions, Inc.; Universal Inspection Corporation. The purchase price is to be determined pursuant to various formulas for valuing the insurance operations that take into account capital and financial performance.

          In addition, the letter and a July 1, 2002 supplement provide for HCA to contribute $2.5 million to the capital of Universal Property & Casualty Insurance Company upon the execution of a promissory note by Universal Risk Advisors, Inc. and the Company's guaranty. The note will be payable to HCA upon the occurrence of certain events including the failure to (i) enter into a purchase and sale agreement as contemplated by the letter of intent, (ii) obtain the approval of the Florida Department of Insurance or (iii) close the transaction, and will be payable in eight quarterly installments that bear interest at the prime rate plus two percent. The loan has not yet been funded.

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

         The Company has also formed Tiger Home Services, Inc. which furnishes pest control, pool services, landscaping, house cleaning and hurricane shutters to homeowners. The Tiger Home Division grossed approximately $69,000 in revenue in the first quarter of 2002. Management believes this will be a growing part of the Company's overall business.

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

         Investment income decreased 49.5% to $96,566 for the three month period ended March 31, 2002 from $191,222 for the three month period ended March 31, 2001. The decrease is primarily due to the lower interest rate environment during the three months ended March 31, 2002.

         Other revenue decreased 74.0% to $471,518 for the three month period ended March 31, 2002 from $1,815,200 for the three month period ended March 31, 2001. The decrease is primarily attributable to the JUA bonus received in the first three months of 2001.

         Commission income decreased 7.1% to $297,157 for the three month period ended March 31, 2002 from $319,835 for the three month period ended March 31, 2001. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations. The decrease is primarily attributable to a change in recording commissions related to TigerQuote.com agents from a written to an earned basis in the third quarter of 2001 in order to properly reflect direct bill commissions received.

         Losses and loss adjustment expenses ("LAE") incurred decreased 9.3% to $1,336,803 for the three month period ended March 31, 2002 from $1,474,126 for the three month period ended March 31, 2001. The Company's direct loss ratio for the three month period ended March 31, 2002 was 41.9% compared to 44.3% for the three month period ended March 31, 2001. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims in the three months ended March 31, 2002. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

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

         General and administrative expenses decreased 17.6% to $1,369,925 for the three month period ended March 31, 2002 from $1,661,946 for the three month period ended March 31, 2001. General and administrative expenses have decreased mainly due to higher ceding commissions on premiums ceded to reinsurers.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of capital are premium revenues and investment income.

          For the three month period ended March 31, 2002, cash flows used by operating activities were $2,903,468. Cash flows from operating activities are negative, primarily due to payments made to reinsurers in the first quarter of 2002. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of proceeds from maturities of debt securities held to maturity.

          The Company has incurred losses in the past two years. In order to improve the Company's financial position and achieve profitable operations, management has implemented a rate increase for new and renewal business, is restructuring the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce the cost, and is working to reduce general and administrative expenses. In addition, management is exploring sources of additional capital. Management believes that the implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to achieve profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the Florida Department of Insurance.

          The Company believes that its current capital resources together with management's plan as described above will be sufficient to support current operations and expected growth for at least 12 months.

          The balance of cash and cash equivalents at March 31, 2002 is $7,725,930. Most of this amount, along with readily marketable equity securities aggregating $266,150 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1 million up to the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

          Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the DOI. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of March 31, 2002. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements and it expects to remain in compliance, if management's plans are successful.

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

SUBSEQUENT EVENTS

          Effective June 1, 2002, UPCIC entered into a quota share reinsurance treaty with several reinsurers. Under the quota share treaty, UPCIC cedes 80% of its gross written premiums, losses and loss adjustment expenses with a ceding commission of 26%.

          In May 2002, the Company entered into a letter of intent to sell its insurance operations to Holding Company of America, Inc. ("HCA") subject to an exclusive ninety-day review period to conduct due diligence. The letter of intent contemplates the sale of the following entities, constituting all of the Company's insurance operations, each of which is a wholly-owned direct or indirect subsidiary of the Company: Universal Insurance Holding Company of Florida; Universal Property & Casualty Insurance Company; Universal Risk Advisors, Inc.; Universal Adjusting Corporation; Universal Florida Insurance Agency, Inc.; U.S. Insurance Solutions, Inc.; U.S.A Insurance Solutions, Inc.; Universal Inspection Corporation. The purchase price is to be determined pursuant to various formulas for valuing the insurance operations that take into account capital and financial performance.

          In addition, the letter and a July 1, 2002 supplement provide for HCA to contribute $2.5 million to the capital of Universal Property & Casualty Insurance Company upon the execution of a promissory note by Universal Risk Advisors, Inc. and the Company's guarantee. The note will be payable to HCA upon the occurrence of certain events including the failure to (i) enter into a purchase and sale agreement as contemplated by the letter of intent, (ii) obtain the approval of the Florida Department of Insurance or (iii) close the transaction, and will be payable in eight quarterly installments that bear interest at the prime rate plus two percent. The loan has not yet been funded.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company did not have any reportable legal proceedings during the three months ending March 31, 2002. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management none of these lawsuits, except for the lawsuit with Universal Property and Casualty Management Company described in the Note 4 to condensed consolidated Financial Statements included herewith, are material and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 2.    CHANGES IN SECURITIES

Under an amendment to the Employment  Agreement  between the Company and Bradley
I. Meier, approved by the Board of Directors on May 3, 2002, Mr. Meier received an increase in salary for 2002 that was paid in shares of the common stock of the Company instead of cash. Accordingly, 450,000 shares of common stock were issued in May 2002 in accordance with the terms of the amendment.

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


                                       UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  July 18, 2002                        /s/ Bradley I. Meier
                                            -----------------------------------
                                            Bradley I. Meier, President