Form 10QSB
period 2002-06-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2002-08-14
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2002

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


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 17,794,584 shares of common stock as of August 1, 2002.

         Transitional Small Business Disclosure Format   Yes      No  X
                                                             --      --

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS
--------     --------------------

         The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                          $  7,899,608
Debt securities held-to-maturity (fair-value of $2,497,636)           2,498,967
Equity securities available for sale (cost of $285,404)                 244,220
Prepaid reinsurance premiums and reinsurance recoverables            22,285,479
Premiums and other receivables                                          954,866
Investments in real estate                                              527,385
Deferred policy acquisition costs                                       376,155
Property, plant and equipment, net                                      900,835
                                                                   ------------
Total assets                                                       $ 35,687,515
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                         $  5,485,153
Unearned premiums                                                    14,608,137
Reinsurance payable                                                   9,519,003
Accounts payable                                                      1,427,531
Other accrued expenses                                                  521,835
Loans payable                                                         1,117,399
                                                                   ------------
Total liabilities                                                    32,679,058
                                                                   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par
value, 1,000,000 shares authorized, 138,640 shares
issued and outstanding, minimum liquidation
preference of $1,419,700                                           $      1,387

Common stock. $.01 par value, 40,000,000 shares
authorized, 14,894,584 shares issued and 14,685,939
outstanding                                                             148,946

Common stock in treasury, at cost - 208,645 shares                     (101,820)
Additional paid-in capital                                           14,977,297
Accumulated deficit                                                 (12,000,351)
Accumulated other comprehensive loss                                    (17,002)
                                                                   ------------
Total stockholders' equity                                            3,008,457
                                                                   ------------
Total liabilities and stockholders' equity                         $ 35,687,515
                                                                   ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                            June, 30         June, 30      June, 30          June, 30
                                              2002             2001          2002              2001
                                              ----             ----          ----              ----
PREMIUMS EARNED AND OTHER REVENUES:
  Premium income, net                     $  3,501,462    $ 4,118,080   $  1,617,141    $  1,805,277
  Net investment income                        179,272        354,237         82,706         163,015
  Commission revenue                           876,521        851,991        579,364         532,156
  Other revenue                                774,893      2,637,300        303,375         822,100
                                          ------------    -----------   ------------    ------------
     Total revenues                          5,332,148      7,961,608      2,582,586       3,322,548
                                          ------------    -----------   ------------    ------------

OPERATING COSTS AND EXPENSES
  Losses and loss adjustment expenses        3,200,461      3,220,248      1,863,658       1,746,122
  General and administrative expenses        2,795,178      3,726,765      1,425,253       2,064,819
                                          ------------    -----------   ------------    ------------
     Total operating costs and expenses      5,995,639      6,947,013      3,288,911       3,810,941
                                          ------------    -----------   ------------    ------------

NET INCOME (LOSS)                         $   (663,491)   $ 1,014,595   $   (706,325)   $   (488,393)
                                          ============    ===========   ============    ============

INCOME (LOSS) PER COMMON SHARE:
  Basic                                   $      (0.05)   $      0.07   $      (0.05)   $      (0.03)
                                          ============    ===========   ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                         14,686,000     14,698,000     14,686,000      14,687,000
                                          ============    ===========   ============    ============

INCOME (LOSS)  PER COMMON SHARE
  Diluted                                 $      (0.05)   $      0.07   $      (0.05)   $      (0.03)
                                          ============    ===========   ============    ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                     14,686,000     15,266,000     14,686,000      14,687,000
                                          ============    ===========   ============    ============




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                             (Unaudited)


                                             Six Months Ended         Three Months Ended
                                           June 30,     June 30,     June 30,     June 30,
                                             2002         2001         2002         2001
                                          ---------    ----------   ---------    ---------
NET INCOME (LOSS)                         $(663,491)   $1,014,595   $(706,325)   $(488,393)

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on
available-for-sale securities                22,834        39,577      (1,510)      54,077
                                          ---------    ----------   ---------    ---------

COMPREHENSIVE INCOME (LOSS)               $(640,657)   $1,054,172   $(707,835)   $(434,316)
                                          =========    ==========   =========    =========



 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six Months Ended    Six Months Ended
                                                            June 30, 2002       June 30, 2001
                                                            -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $   (663,491)        $  1,014,595
     Adjustments to reconcile net income
         to cash (used in) provided by operations
     Amortization and depreciation                              113,127               72,109
     Net accretion of bond premiums and discounts               (10,234)             (12,739)
Net change in assets and liabilities relating to
   operating activities:
     Prepaid reinsurance premiums and reinsurance
         recoverables                                        (9,172,201)           3,246,570
     Premiums and other receivables                             198,713              (81,548)
     Reinsurance payables                                     6,191,101                   --
     Deferred policy acquisition costs                          153,787             (529,690)
     Accounts payable                                            63,807             (248,932)
     Other accrued expenses                                      14,149             (116,452)
     Accrued taxes, licenses and fees                          (189,728)            (212,233)
     Unpaid losses and loss adjustment expenses                (761,714)             740,621
     Due from related parties and other                              --              (20,040)
     Unearned premiums                                          554,898           (3,404,677)
                                                           ------------         ------------

Net cash (used in) provided by operating activities          (3,507,786)             447,584
                                                           ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (52,101)            (197,572)
     Purchase of real estate                                   (255,487)                  --
     Purchase of debt securities held to maturity                    --             (601,062)
     Proceeds from maturities of debt securities held to
         maturity                                               559,968              425,427
                                                           ------------         ------------

Net cash provided by (used in) investing activities             252,380             (373,207)
                                                           ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends                                                  --             (202,921)
     Loan payable                                               673,315              259,206
     Purchase of treasury stock                                      --              (17,565)
                                                           ------------         ------------

Net cash provided by financing activities                       673,315               38,720
                                                           ------------         ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                 (2,582,091)             113,097

CASH AND CASH EQUIVALENTS, Beginning of period
                                                             10,481,699           10,357,663
                                                           ------------         ------------

CASH AND CASH EQUIVALENTS, End of period                   $  7,899,608         $ 10,470,760
                                                           ============         ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly-owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), and other wholly-owned entities. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet of the Company as of June 30, 2002, the related condensed consolidated statements of operations and comprehensive operations for the six months and three months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

The Company has incurred losses in the past two years. In order to improve the Company's financial position and achieve profitable operations, management has implemented a rate increase for new and renewal business, is restructuring the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce the cost, and is working to reduce general and administrative expenses. In addition, management is exploring sources of additional capital. Management believes that the implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to achieve profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the Florida Department of Insurance. Specific to a recent rate increase implemented by the Company on a use and file basis, effective February 28, 2002 for new business and April 20, 2002 for renewal business, the Florida Department of Insurance ("DOI") notified UPCIC in June of its intent to disapprove the requested rate change. UPCIC's request to raise homeowners' insurance rates is currently under arbitration with the DOI. The case remains in its early stages and it is therefore unclear whether all or any part of the rate change will be granted or whether any award providing for less than the entire requested change will have retroactive or prospective application. The financial statements of the Company do not include any adjustment that might arise from denial of the requested rate change.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At June 30, 2002, the Company had unearned premiums totaling $14,608,137.

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

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At June 30, 2002, deferred policy acquisition costs amounted to $376,155.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at June 30, 2002.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of June 30, 2002 was approximately $4.5 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2002, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers, all rated A or better by A.M. Best. Under the quota share treaty, UPCIC cedes 80% of its gross written premiums, losses and loss adjustment expenses with a ceding commission equal to 26% of ceded gross written premium. In addition, the quota share treaty has a limitation for any one occurrence of $2,000,000. Effective June 1, 2002, UPCIC entered into an excess per risk agreement. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each property loss, and $1,000,000 in excess of $300,000 each casualty loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

Effective June 1, 2002, under an excess catastrophe contract, UPCIC obtained coverage of $30,000,000 in excess of $2,000,000. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund. The coverage is estimated to be $55,000,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                             SIX MONTHS ENDED                                   SIX MONTHS ENDED
                               JUNE 30, 2002                                     JUNE 30, 2001
                               -------------                                     -------------

                                                   LOSS                                              LOSS
                                                   AND LOSS                                          AND LOSS
                PREMIUMS         PREMIUMS          ADJUSTMENT        PREMIUMS         PREMIUMS       ADJUSTMENT
                WRITTEN          EARNED            EXPENSES          WRITTEN          EARNED         EXPENSES
                -------          ------            --------          -------          ------         --------

Direct          $14,543,187      $13,988,288        $7,892,205       $10,433,019      $13,837,696     $6,819,380
Ceded           (13,282,182)     (10,486,826)       (4,691,744)       (6,190,344)      (9,719,616)    (3,599,132)
                ------------    -------------      ------------      ------------     ------------   ------------
Net              $1,261,005       $3,501,462        $3,200,461        $4,242,675       $4,118,080     $3,220,248
                ============    =============      ============      ============     ============   ============


                             THREE MONTHS ENDED                                 THREE MONTHS ENDED
                                JUNE 30, 2002                                     JUNE 30, 2001
                                -------------                                     -------------

                                                   LOSS                                              LOSS
                                                   AND LOSS                                          AND LOSS
                PREMIUMS         PREMIUMS          ADJUSTMENT        PREMIUMS         PREMIUMS       ADJUSTMENT
                WRITTEN          EARNED            EXPENSES          WRITTEN          EARNED         EXPENSES
                -------          ------            --------          -------          ------         --------

Direct           $6,630,198       $7,071,999        $4,991,788        $4,606,243       $6,876,081     $3,734,912
Ceded            (9,325,687)      (5,454,858)       (3,128,130)       (3,812,164)      (5,070,804)    (1,988,790)
                  -----------    ------------       -----------       -----------      -----------    -----------
Net             $(2,695,489)      $1,617,141        $1,863,658          $794,079       $1,805,277     $1,746,122
                ============    =============       ============      ===========      ===========    ===========

Other Amounts:
                                                                   JUNE 30, 2002
                                                                   -------------

Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                    $   9,875,693
Unearned premiums ceded                                              12,409,786
                                                                     -----------
Prepaid reinsurance premiums and reinsurance recoverable          $  22,285,479
                                                                     ===========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at June 30, 2002. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 4 - LOAN PAYABLE

On May 29,  2002  Universal  Insurance  Holdings,  Inc.  entered  into a  Senior
Promissory Note with Renaissance Reinsurance LTD for the principal sum of $750,000 payable in 12 monthly installments of $62,500. Interest accrues on the unpaid balance of the principal amount at a fixed annual rate of 9%. Universal Risk Advisors, Inc. signed as guarantor of the note. The loan amount was contributed to UPCIC as additional paid in capital.

NOTE 5 - LEGAL PROCEEDINGS

Universal Management performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. As of December 31, 2001, UPCIC has recorded a receivable from Universal Management representing the management fees remitted on the basis of premiums earned subsequent to the termination date, January 15, 2002, and provided an allowance for doubtful accounts for the entire receivable balance of $80,000. Discovery is in the early stages and the likelihood of an unfavorable outcome or the likely amount associated therewith cannot be estimated. Therefore, UPCIC has not accrued a liability with respect to the management fees claimed by Universal Management.

NOTE 6 - SUBSEQUENT EVENTS

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

In addition, the letter and a July 1, 2002 supplement provide for HCA to contribute $2.5 million to the capital of Universal Property & Casualty Insurance Company upon the execution of a promissory note by Universal Risk Advisors, Inc. and the Company's guaranty. The note will be payable to HCA upon the occurrence of certain events including the failure to (i) enter into a purchase and sale agreement as contemplated by the letter of intent, (ii) obtain the approval of the Florida Department of Insurance or (iii) close the transaction, and will be payable in eight quarterly installments that bear interest at the prime rate plus two percent. The amount has not yet been funded as of August 14, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------  ----------------------------------------------------------

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

          The Company has formed two subsidiaries that specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc., and its wholly owned subsidiary Tigerquote.com Insurance Solutions, Inc. are a network of Internet insurance agencies. At June 30, 2002, agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' department of insurance.

         The Company has also formed Tiger Home Services, Inc. which furnishes pest control, pool services, landscaping, house cleaning and hurricane shutters to homeowners. The Tiger Home Division earned approximately $240,000 in revenue in the first six months of 2002. Management believes this will be a growing part of the Company's overall business.

FINANCIAL CONDITION

         Cash and cash equivalents at June 30, 2002 aggregated $7,899,608. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

         UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At June 30, 2002 UPCIC's investments were comprised of $7,899,608 in cash and repurchase agreements, $2,498,967 in fixed maturity securities and $244,220 in equity securities.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001

         Gross premiums written increased 39.4% to $14,543,187 for the six month period ended June 30, 2002 from $10,433,019 for the six month period ended June 30, 2001. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases.

         Net premiums earned decreased 16.4% to $3,501,462 for the six month period ended June 30, 2002 from $4,188,080 for the six month period ended June 30, 2001. The decrease is primarily due to non-renewal of certain policies in high exposure areas in late 2001 and to a lesser extent the change in the reinsurance program effective June 1, 2002.

         Investment income decreased 49.4% to $179,272 for the six month period ended June 30, 2002 from $354,237 for the six month period ended June 30, 2001. The decrease is primarily due to the lower interest rate environment during the six months ended June 30, 2002.

         Other revenue decreased 70.6% to $774,893 for the six month period ended June 30, 2002 from $2,637,300 for the six month period ended June 30, 2001. The decrease is primarily attributable to the JUA bonus of $2,637,300 received in the first six months of 2001 offset primarily by home service revenues in 2002.

         Commission income increased 2.97% to $876,521 for the six month period ended June 30, 2002 from $851,991 for the six month period ended June 30, 2001. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations. The increase is primarily attributable to an increase in new business.

         Losses and loss adjustment expenses ("LAE") incurred decreased .1% to $3,200,461 for the six month period ended June 30, 2002 from $3,220,248 for the six month period ended June 30, 2001. The Company's direct loss ratio for the six month period ended June 30, 2002 was 56.4% compared to 49.3% for the six month period ended June 30, 2001. The Company's direct loss ratio increased principally due to the higher frequency and severity of claims in the six months ended June 30, 2002. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

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

         General and administrative expenses decreased 25.0% to $2,795,178 for the six month period ended June 30, 2002 from $3,726,765 for the six month period ended June 30, 2001. General and administrative expenses have decreased mainly due to higher ceding commissions on premiums ceded to reinsurers as well as ceding commission recognized as a result of the change in the quota share ceding percentage from 50% to 80% on June 1, 2002.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001

         Gross premiums written increased 43.9% to $6,630,198 for the three month period ended June 30, 2002 from $4,606,243 for the three month period ended June 30, 2001. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases.

         Net premiums earned decreased 10.4% to $1,617,141 for the three month period ended June 30, 2002 from $1,805,277 for the three month period ended June 30, 2001. The decrease is primarily due to non-renewal of certain policies in high exposure areas in late 2001 and to a lesser extent the change in the reinsurance program effective June 1, 2002.

         Investment income decreased 49.3% to $82,706 for the three month period ended June 30, 2002 from $163,015 for the three month period ended June 30, 2001. The decrease is primarily due to the lower interest rate environment during the three months ended June 30, 2002.

         Other revenue decreased 63.1% to $303,375 for the three month period ended June 30, 2002 from $822,100 for the three month period ended June 30, 2001. The decrease is primarily attributable to the JUA bonus of $822,100 received in the first three months of 2001 offset primarily by home service revenues in 2002.

         Commission income increased 8.9% to $579,364 for the three month period ended June 30, 2002 from $532,156 for the three month period ended June 30, 2001. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations. The increase is primarily attributable to an increase in new business.

         Losses and loss adjustment expenses ("LAE") incurred increased 6.7% to $1,863,658 for the three month period ended June 30, 2002 from $1,746,122 for the three month period ended June 30, 2001. The Company's direct loss ratio for the three month period ended June 30, 2002 was 70.6% compared to 54.3% for the three month period ended June 30, 2001. The Company's direct loss ratio increased principally due to the higher frequency and severity of claims in the three months ended June 30, 2002. This is primarily the result of unusually rainy weather during the three months ended June 30, 2002. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

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

         General and administrative expenses decreased 31.0% to $1,425,253 for the three month period ended June 30, 2002 from $2,064,819 for the three month period ended June 30, 2001. General and administrative expenses have decreased mainly due to higher ceding commissions on premiums ceded to reinsurers as well as ceding commission recognized as a result of the change in the quota share ceding percentage from 50% to 80% on June 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash flow are premium revenues and investment income.

         For the six month period ended June 30, 2002, cash flows used by operating activities were $3,507,786. Cash flows from operating activities are negative, primarily due to payments made to reinsurers including the transfer of the unearned premium related to the new quota share reinsurance agreement in the second quarter of 2002. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of proceeds from maturities of debt securities held to maturity. Cash flows from financing activities primarily relate to Company borrowings. The Company is party to a senior Promissory Note with a reinsurer for $750,000 payable in 12 monthly installments through July 2003. The funds were used to make an additional capital contribution to UPCIC.

         The Company has incurred losses in the past two years. In order to improve the Company's financial position and achieve profitable operations, management has implemented a rate increase for new and renewal business, is restructuring the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce the cost, and is working to reduce general and administrative expenses. In addition, management is exploring sources of additional capital. Management believes that the implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to achieve profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the Florida Department of Insurance. Specific to a recent rate increase implemented by the Company on a use and file basis, effective February 28, 2002 for new business and April 20, 2002 for renewal business, the Florida Department of Insurance ("DOI") notified UPCIC in June of its intent to disapprove the requested rate change. UPCIC's request to raise homeowners' insurance rates is currently under arbitration with the DOI. The case remains in its early stages and it is therefore unclear whether all or any part of the rate change will be granted or whether any award providing for less than the entire requested change will have retroactive or prospective application. The financial statements of the Company do not include any adjustment that might arise from denial of the requested rate change.

          The Company believes that its current capital resources together with management's plan as described above will be sufficient to support current operations and expected growth for at least 12 months.

          The balance of cash and cash equivalents at June 30, 2002 is $7,899,608. Most of this amount, along with readily marketable equity securities aggregating $244,220 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $400,000 up to the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

         Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the DOI. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of June 30, 2002. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements and expects to remain in compliance, if management's plans are successful.

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

         The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2001, based on calculations using the appropriate NAIC RBC formula, the Company's total reported adjusted capital was in excess of three of the four ratios which would require any form of regulatory action, however, UPCIC'S surplus as reported was below the company action level, triggering a Company Action Level event in accordance with Florida Insurance Statutes. Accordingly, UPCIC was required to file a Risk Based Capital Plan containing items specified in Florida statutes. The Risk Based Capital Plan has been approved by the DOI contingent upon certain items specified by the DOI, including DOI approval of any rate changes contemplated by the plan and determination by the DOI that a reinsurance agreement that is part of the plan is acceptable.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         The Company did not have any reportable legal proceedings during the six months ending June 30, 2002. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management none of these lawsuits, except for the lawsuit with Universal Property and Casualty Management Company described in Note 4 to the condensed consolidated Financial Statements included herewith, are material and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 2.    CHANGES IN SECURITIES
-------    ---------------------

         Under an amendment to the employment agreement between the Company and Bradley I. Meier dated June 27, 2002, and approved by the Board of Directors, Mr. Meier elected to convert vacation benefits and salary into 747,827 shares of common stock. The shares were issued to Mr. Meier in a private transaction on August 5, 2002 in accordance with the terms of the amendment and pursuant to
Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------     ---------------------------------------------------

         None.

ITEM 5.      OTHER INFORMATION
-------      -----------------

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
------     --------------------------------

(a)      Exhibits

         EXHIBIT NO.                EXHIBIT
         -----------                -------

         10.8 Amendment No. 5 to Employment Agreement between Universal Insurance Holdings, Inc. and Bradley I. Meier, dated June 27, 2002.

         11.1                       Statement Regarding Computation of Per Share
                                    Income

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      UNIVERSAL INSURANCE HOLDINGS, INC.


Date: August 14, 2002                 /s/ Bradley I. Meier
                                      ------------------------------------------
                                       Bradley I. Meier, Chief Financial Officer




                                      /s/ James M. Lynch
                                      ------------------------------------------
                                      James M. Lynch, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Universal Insurance Holdings, Inc. ("Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.




August 14, 2002                       /s/ Bradley I. Meier
                                      ------------------------------------------
                                      Bradley I. Meier, Chief Financial Officer




                                      /s/ James M. Lynch
                                      ------------------------------------------
                                      James M. Lynch, Chief Financial Officer