Form 10QSB
period 2002-09-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2002-11-19
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2002

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


      Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,617,411 shares of common stock as of November 1, 2002.

      Transitional Small Business Disclosure Format   Yes __   No  X
                                                                  --

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                       ----------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM  1.     FINANCIAL STATEMENTS
--------     --------------------

      The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                            $ 5,063,126
Debt securities held-to-maturity (fair-value of $550,225)                563,670
Equity securities available for sale (cost of $302,812)                  222,174
Prepaid reinsurance premiums and reinsurance recoverables             20,738,639
Premiums and other receivables                                           900,093
Investments in real estate                                               442,622
Property, plant and equipment, net                                       893,963
                                                                   -------------
Total assets                                                        $ 28,824,287
                                                                   =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                           $ 5,559,860
Unearned premiums                                                     15,714,375
Reinsurance payable                                                    1,030,594
Accounts payable                                                       1,374,298
Other accrued expenses                                                   614,260
Loans payable                                                            889,160
                                                                    ------------
Total liabilities                                                     25,182,547
                                                                    ------------


COMMITMENTS AND CONTINGENCIES (Note 5)


STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum liquidation
preference of $1,419,700                                                $ 1,387
Common stock, $.01 par value, 40,000,000 shares authorized, 16,717,411
shares issued and 16,508,766 outstanding                                167,175
Common stock in treasury, at cost - 208,645 shares                     (101,819)
Additional paid-in capital                                           15,003,976
Accumulated deficit                                                 (11,348,341)
Accumulated other comprehensive loss                                    (80,638)
                                                                   -------------
Total stockholders' equity                                            3,641,740
                                                                   -------------
Total liabilities and stockholders' equity                         $ 28,824,287
                                                                   =============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine Months Ended                Three Months Ended
                                                    September 30,    September 30,   September 30,    September 30,
                                                        2002             2001             2002            2001
PREMIUMS EARNED AND OTHER REVENUES:
    Premium income, net                           $  4,500,436      $  5,964,573     $   998,974      $  1,846,493
    Net investment income                              327,233           508,837         147,961           154,600
    Commission revenue                                 271,337           380,121         121,088           122,571
    Other revenue                                    2,648,329         3,663,549       1,147,164           431,808
                                                  -------------     -------------    -----------      -------------
             Total revenues                          7,747,335        10,517,080       2,415,187         2,555,472
                                                  -------------     -------------    -----------      -------------

OPERATING COSTS AND EXPENSES
    Losses and loss adjustment expenses              3,898,206         5,772,229         697,745         2,551,981
    General and administrative expenses              3,870,052         6,139,361       1,074,874         2,412,596
                                                  -------------     -------------    -----------      -------------
             Total operating costs and expenses      7,768,258        11,911,590       1,772,619         4,964,577
                                                  -------------     -------------    -----------      -------------

NET INCOME (LOSS)                                 $    (20,923)     $ (1,394,510)    $   642,568      $ (2,409,105)
                                                  =============     =============    ===========      =============

INCOME (LOSS) PER COMMON SHARE:
    Basic                                         $      (0.00)     $      (0.09)           0.04      $      (0.16)
                                                  =============     =============    ===========      =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                               15,558,000        14,698,000      15,558,000        14,686,000
                                                  =============     =============    ===========      =============

INCOME (LOSS)  PER COMMON SHARE
    Diluted                                       $      (0.00)     $      (0.09)    $      0.04      $      (0.16)
                                                  =============     =============    ===========      =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                             15,558,000        14,698,000      15,558,000        14,686,000
                                                  =============     =============    ===========      =============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended                Three Months Ended
                                                 September 30,    September 30,   September 30,    September 30,
                                                     2002             2001             2002            2001
                                                     ----             ----             ----            ----
NET INCOME (LOSS)                               $  (20,923)       $ (1,394,510)    $  642,568     $ (2,409,105)

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on
  available-for-sale securities                    (40,802)             (3,849)       (63,636)         (43,426)
                                                -----------       --------------   ----------     -------------

COMPREHENSIVE INCOME (LOSS)                     $  (61,725)       $ (1,398,359)    $  578,932     $ (2,452,531)
                                                ===============================================================


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                Nine Months Ended               Nine Months Ended
                                                               September 30, 2002              September 30, 2001
                                                               ------------------              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $     (20,923)                 $    (1,394,510)
    Adjustments to reconcile net loss
       to cash used in operations:
    Amortization and depreciation                                    168,773                           96,444
    Net accretion of bond premiums and discounts                     (23,768)                         (20,389)
Net change in assets and liabilities relating to operating
activities:
    Prepaid reinsurance premiums and reinsurance recoverables     (7,625,360)                        (205,707)
    Premiums and other receivables                                   308,826                             (392)
    Reinsurance payables                                          (2,297,308)                               -
    Deferred policy acquisition costs                                529,942                          413,658
    Accounts payable                                                  10,574                          498,320
    Other accrued expenses                                           106,574                          (22,370)
    Accrued taxes, licenses and fees                                (189,728)                        (117,625)
    Unpaid losses and loss adjustment expenses                      (687,007)                       2,809,710
    Due from related parties and other                                 -                              (20,040)
    Unearned premiums                                              1,661,136                       (3,739,908)
                                                               --------------                 ----------------


Net cash used in operating activities                             (8,058,269)                      (1,702,809)
                                                               --------------                 ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (100,875)                        (202,194)
    Purchase of real estate                                         (310,827)                               -
    Sale of real estate                                               84,763                                -
    Purchase of equity securities available for sale                 (18,160)                        (127,546)
    Proceeds from sale of equity securities available for sale             -                                -
    Purchase of debt securities held to maturity                           -                         (601,062)
    Proceeds from maturities of debt securities held to
    maturity                                                       2,494,811                          759,153
                                                               --------------                 ----------------


Net cash provided by (used in) investing activities                2,149,712                         (171,649)
                                                               --------------                 ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends                                                     -                             (202,921)
    Loan payable                                                     445,076                          215,283
    Purchase of treasury stock                                        44,908                          (17,565)
                                                               --------------                 ----------------


Net cash provided by (used in) financing activities                  489,984                           (5,203)
                                                               --------------                 ----------------

NET DECREASE IN CASH AND CASH                                     (5,418,573)                      (1,879,661)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of period                    10,481,699                       10,357,663
                                                               --------------                 ----------------

CASH AND CASH EQUIVALENTS, End of period                       $   5,063,126                  $     8,478,002
                                                               ==============                 ================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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

The condensed consolidated balance sheet of the Company as of September 30, 2002, the related condensed consolidated statements of operations and comprehensive operations for the nine months and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

The Company has incurred losses in the past two years. In order to improve the Company's financial position and achieve profitable operations, management has implemented a rate increase for new and renewal business, is restructuring the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce the cost, and is working to reduce general and administrative expenses. In addition, management is exploring sources of additional capital, including a sale of its insurance operations. Management believes that the implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to achieve profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the Florida Department of Insurance. Specific to a recent homeowners' insurance rate increase implemented by the Company on a use and file basis, effective February 28, 2002 for new business and April 20, 2002 for renewal business, the Florida Department of Insurance ("DOI") notified UPCIC in September 2002 of its intent to disapprove the requested rate change. UPCIC's request to raise homeowners' insurance rates was to go to arbitration with the DOI. The Company has recently been informally notified by the DOI that the DOI no longer wants to go to arbitration on the requested rate change and that the rate change applicable to the current year will be granted. The financial statements of the Company do not include any adjustment that might arise from denial of the requested rate change.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At September 30, 2002, the Company had unearned premiums totaling $15,714,375.

Effective January 15, 2002, UPCIC and Universal Property and Casualty Management, Inc., ("Universal Management") an unaffiliated managing agency, terminated their prior management agreement so that services previously provided by Universal Management are now provided by UPCIC, Universal Risk Advisors, Inc. and unaffiliated third parties. Universal Risk Advisors, Inc. is an affiliated managing general agency that provides the Company with management and personnel for UPCIC's underwriting, together with support offices, equipment and services.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At September 30, 2002, deferred policy acquisition costs amounted to $0.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at September 30, 2002.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of September 30, 2002 was approximately $4.5 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2002, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers, all rated A or better by A.M. Best. Under the quota share treaty, UPCIC cedes 80% of its gross written premiums, losses and loss adjustment expenses with a ceding commission equal to 26% of ceded gross written premium. In addition, the quota share treaty has a limitation for any one occurrence of $2,000,000. Effective September 30, 2002, UPCIC amended its quota share reinsurance treaty to cede an additional 10% of its gross written premium. Effective June 1, 2002, UPCIC entered into an excess per risk agreement. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each property loss, and $1,000,000 in excess of $300,000 each casualty loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

Effective June 1, 2002, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $30,000,000 in excess of $2,000,000 covering certain loss occurrences including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund. The coverage is estimated to be $55,000,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                     Nine Months Ended                                        Nine Months Ended
                     September 30, 2002                                       September 30, 2001
                     ------------------                                       ------------------

                                           Loss                                            Loss
                                           and Loss                                        and Loss
            Premiums       Premiums        Adjustment       Premiums        Premiums       Adjustment
            Written        Earned          Expenses         Written         Earned         Expenses
            -------        ------          --------         -------         ------         --------
Direct    $23,241,044     $21,579,908     $12,609,868     $17,034,115     $20,774,023     $11,984,978
Ceded     (21,943,312)    (17,079,472)     (8,711,662)    (11,134,347)    (14,809,450)     (6,212,749)
          ------------    ------------    ------------    ------------    ------------    ------------
Net        $1,297,732      $4,500,436      $3,898,206      $5,899,768      $5,964,573      $5,772,229
          ============    ============    ============    ============    ============    ============



                     Three Months Ended                                       Three Months Ended
                     September 30, 2002                                       September 30, 2001
                     ------------------                                       ------------------

                                        Loss                                        Loss
                                        and Loss                                    and Loss
           Premiums        Premiums     Adjustment      Premiums       Premiums     Adjustment
           Written         Earned       Expenses        Written        Earned       Expenses
           -------         ------       --------        -------        ------       --------
Direct    $8,697,857     $7,591,620     $4,717,663     $6,601,096     $6,936,327     $5,165,598
Ceded     (8,661,130)    (6,592,646)    (4,019,918)    (4,944,003)    (5,089,834)    (2,613,617)
         -----------    -----------    -----------    -----------    -----------    -----------
Net          $36,727       $998,974       $697,745     $1,657,093     $1,846,493     $2,551,981
         ===========    ===========    ===========    ===========    ===========    ===========

Other Amounts:

                                                              September 30, 2002
                                                              ------------------

Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                    $  6,259,869
Unearned premiums ceded                                             14,478,770
                                                                    ----------

Prepaid reinsurance premiums and reinsurance recoverable          $ 20,738,639
                                                                    ==========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at September 30, 2002. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 4 - LOAN PAYABLE

On May 29, 2002 Universal Insurance Holdings, Inc. entered into a Senior Promissory Note with Renaissance Reinsurance LTD. for the principal sum of $750,000 payable in 12 monthly installments of $62,500. Interest accrues on the unpaid balance of the principal amount at a fixed annual rate of 9%. Universal Risk Advisors, Inc. signed as guarantor of the note. The loan amount was contributed to UPCIC as additional paid in capital.

NOTE 5 - LEGAL PROCEEDINGS

Universal Management performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. As of December 31, 2001, UPCIC has recorded a receivable from Universal Management representing the management fees remitted on the basis of premiums earned subsequent to the termination date, January 15, 2002, and provided an allowance for doubtful accounts for the entire receivable balance of $80,000. The terms of the settlement have not yet been finalized. Accordingly, the Company has not accrued a liability with respect to the management fees claimed by Universal Management.

NOTE 6 - LETTER OF INTENT

       On May 28, 2002, the Company entered into a letter of intent to sell its insurance operations to Holding Company of America, Inc. ("HCA") subject to an exclusive ninety-day review period to conduct due diligence. The letter of intent contemplates the sale of the following entities, constituting all of the Company's insurance operations, each of which is a wholly-owned direct or indirect subsidiary of the Company: Universal Insurance Holding Company of Florida; Universal Property & Casualty Insurance Company; Universal Risk

Advisors, Inc.; Universal Adjusting Corporation; Universal Florida Insurance Agency, Inc.; U.S. Insurance Solutions, Inc.; U.S.A Insurance Solutions, Inc.; Universal Inspection Corporation. The purchase price is to be determined pursuant to various formulas for valuing the insurance operations that take into account capital and financial performance.

In addition, the letter of intent and a July 1, 2002 supplement provide for HCA to contribute $2.5 million to the capital of Universal Property & Casualty Insurance Company upon the execution of a promissory note by Universal Risk Advisors, Inc. and the Company's guaranty. The note will be payable to HCA upon the occurrence of certain events including the failure to (i) enter into a purchase and sale agreement as contemplated by the letter of intent, (ii) obtain the approval of the Florida Department of Insurance or (iii) close the transaction, and will be payable in eight quarterly installments that bear interest at the prime rate plus two percent. The amount has not yet been funded as of November 15, 2002 and the Company is actively considering other offers to acquire its insurance operations.

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

OVERVIEW

      The Company is a vertically  integrated  insurance  holding  company.  The
Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's agency operations, which include Universal Florida Insurance Agency and U.S. Insurance Solutions, Inc., generate income from policy fees, commissions, premium financing referral fees and the marketing of ancillary services. Universal Risk Advisors, Inc., the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's and third party insurance products through the Company's distribution network and UPCIC. Capital Resources Group Ltd. was formed to participate in contingent capital products. Universal Risk Life Advisors, Inc. was formed to be the Company's managing general agent for life insurance products. In addition, the Company has formed an independent claims adjusting company, Universal Adjusting Corporation, which adjusts UPCIC claims in certain geographic areas and an inspection company,

Universal Inspection Corporation, which performs property inspections for homeowners' policies underwritten by UPCIC.

       The Company has formed two subsidiaries that specialize in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc., and its wholly owned subsidiary Tigerquote.com Insurance Solutions, Inc. are a network of Internet insurance agencies. At September 30, 2002, agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' department of insurance.

      The Company has also formed Tiger Home Services, Inc., which furnishes pest control, pool services, landscaping, house cleaning and hurricane shutters to homeowners. The Tiger Home Division had approximately $330,000 in revenue in the first nine months of 2002. Management believes this will be a growing part of the Company's overall business.

FINANCIAL CONDITION

      Cash and cash equivalents at September 30, 2002 aggregated $5,063,126. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

      UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At September 30, 2002 UPCIC's investments were comprised of $5,063,126 in cash and repurchase agreements, $563,670 in fixed maturity securities and $222,174 in equity securities.

       Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 50% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 44,000 homeowners and dwelling fire insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with the Company's reinsurers and their utilization of catastrophe model utilizing Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting personal umbrella liability policies in the future. Any such program will require the approval of the Florida Department of Insurance.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

      Gross premiums written increased 36.4% to $23,241,044 for the nine month period ended September 30, 2002 from $17,034,115 for the nine month period ended September 30, 2001. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases.

      Net premiums earned decreased 24.5% to $4,500,436 for the nine month period ended September 30, 2002 from $5,964,573 for the nine month period ended September 30, 2001. The decrease is primarily due to non-renewal of certain policies in high exposure areas in late 2001 and to the change in the reinsurance program effective June 1, 2002.

      Investment income decreased 35.7% to $327,233 for the nine month period ended September 30, 2002 from $508,837 for the nine month period ended September 30, 2001. The decrease is primarily due to the lower interest rate environment and lower investment balances during the nine months ended September 30, 2002.

      Other revenue decreased 27.7% to $2,648,329 for the nine month period ended September 30, 2002 from $3,663,549 for the nine month period ended September 30, 2001. The decrease is primarily attributable to the JUA bonus received of $2,637,300 in the first nine months of 2001.

      Commission income decreased 28.6% to $271,337 for the nine month period ended September 30, 2002 from $380,121 for the nine month period ended September 30, 2001. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations. The decrease is primarily attributable to a change in the agent compensation arrangement that took effect in August 2002, mitigated by an increase in new business.

      Losses and loss adjustment expenses ("LAE") incurred decreased 32.5% to $3,898,206 for the nine month period ended September 30, 2002 from $5,772,229 for the nine month period ended September 30, 2001. The Company's direct loss ratio for the nine month period ended September 30, 2002 was 58.4% compared to 57.7% for the nine month period ended September 30, 2001. The Company's direct loss ratio was comparable for the two periods. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

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

      General and administrative expenses decreased 37.0% to $3,870,052 for the nine month period ended September 30, 2002 from $6,139,361 for the nine month period ended September 30, 2001. General and administrative expenses have decreased mainly due to higher ceding commissions on premiums ceded to reinsurers as well as ceding commission recognized as a result of the change in the quota share ceding percentage from 50% to 80% on June 1, 2002.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2001

      Gross premiums written increased 31.8% to $8,697,857 for the three month period ended September 30, 2002 from $6,601,096 for the three month period ended September 30, 2001. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases.

      Net premiums earned decreased 45.9% to $998,974 for the three month period ended September 30, 2002 from $1,846,493 for the three month period ended September 30, 2001. The decrease is primarily due to non-renewal of certain policies in high exposure areas in late 2001 and to a lesser extent the change in the reinsurance program effective June 1, 2002.

      Investment income decreased 4.3% to $147,961 for the three month period ended September 30, 2002 from $154,600 for the three month period ended September 30, 2001. The decrease is primarily due to the lower interest rate environment and lower investment balances during the three months ended September 30, 2002.

      Other revenue increased 165.7% to $1,147,164 for the three month period ended September 30, 2002 from $431,808 for the three month period ended September 30, 2001. The increase is primarily attributable to revenue generated by Tigerquote.com for leads sold over the internet during the three months ended September 30, 2002.

      Commission income decreased 1.2% to $121,088 for the three month period ended September 30, 2002 from $122,571 for the three month period ended September 30, 2001. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations. The decrease is primarily attributable to a change in the agent compensation arrangement that took effect in August 2002, mitigated by an increase in new business.

      Losses and loss adjustment expenses ("LAE") incurred decreased 72.7% to $697,745 for the three month period ended September 30, 2002 from $2,551,981 for the three month period ended September 30, 2001. The Company's direct loss ratio for the three month period ended September 30, 2002 was 62.1% compared to 74.5% for the three month period ended September 30, 2001. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims in the three months ended September 30, 2002. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

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

      General and administrative expenses decreased 55.4% to $1,074,874 for the three month period ended September 30, 2002 from $2,412,596 for the three month period ended September 30, 2001. General and administrative expenses have decreased mainly due to higher ceding commissions on premiums ceded to reinsurers as well as ceding commission recognized as a result of the change in the quota share ceding percentage from 50% to 80% on June 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of cash flow are premium revenues and investment income.

       For the nine month period ended September 30, 2002, cash flows used by operating activities were $8,058,269. Cash flows from operating activities are negative, primarily due to payments made to reinsurers, including the transfer of the unearned premium related to the new quota share reinsurance agreement in the second quarter of 2002. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of proceeds from maturities of debt securities held to maturity. Cash flows from financing activities primarily relate to Company borrowings. The Company is party to a senior Promissory Note with a reinsurer for $750,000 payable in 12 monthly installments through July 2003. The funds were used to make an additional capital contribution to UPCIC. Payments have been made in a timely manner.

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

       In addition, management is exploring sources of additional capital, including the sale of its insurance operations. On May 28, 2002, the Company entered into a letter of intent to sell its insurance operations to Holding Company of America, Inc. ("HCA") subject to an exclusive ninety-day review period to conduct due diligence. The letter of intent contemplates the sale of the following entities, constituting all of the Company's insurance operations, each of which is a wholly-owned direct or indirect subsidiary of the Company:
Universal Insurance Holding Company of Florida; Universal Property & Casualty Insurance Company; Universal Risk Advisors, Inc.; Universal Adjusting Corporation; Universal Florida Insurance Agency, Inc.; U.S. Insurance Solutions, Inc.; U.S.A Insurance Solutions, Inc.; Universal Inspection Corporation. The purchase price is to be determined pursuant to various formulas for valuing the insurance operations that take into account capital and financial performance.

       In addition, the letter of intent and a July 1, 2002 supplement provide for HCA to contribute $2.5 million to the capital of Universal Property & Casualty Insurance Company upon the execution of a promissory note by Universal Risk Advisors, Inc. and the Company's guaranty. The note will be payable to HCA upon the occurrence of certain events including the failure to (i) enter into a purchase and sale agreement as contemplated by the letter of intent, (ii) obtain the approval of the Florida Department of Insurance or (iii) close the transaction, and will be payable in eight quarterly installments that bear interest at the prime rate plus two percent. The amount has not yet been funded as of November 15, 2002 and the Company is actively considering other offers to acquire its insurance operations.

       Management believes that the implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to achieve profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the Florida Department of Insurance. Specific to a recent homeowners' insurance rate increase implemented by the Company on a use and file basis, effective February 28, 2002 for new business and April 20, 2002 for renewal business the Florida Department of Insurance ("DOI") notified UPCIC in September 2002 of its intent to disapprove the requested rate change. UPCIC's request to raise homeowners' insurance rates was to go to arbitration with the DOI. The Company has recently been informally notified by the DOI that the DOI no longer wants to go to arbitration on the requested rate change and that the rate change applicable to the current year will be granted. The financial statements of the Company do not include any adjustment that might arise from denial of the requested rate change.

       The Company believes that its current capital resources together with management's plan as described above will be sufficient to support current operations and expected growth for at least 12 months.

       The balance of cash and cash equivalents at September 30, 2002 is $5,063,126. Most of this amount, along with readily marketable equity securities aggregating $222,174 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $400,000 up to the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

       Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the DOI. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of September 30, 2002. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements and expects to remain in compliance, if management's plans are successful.

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

      The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2001, based on calculations using the appropriate NAIC RBC formula, the Company's total reported adjusted capital was in excess of three of the four ratios which would require any form of regulatory action. However, UPCIC'S surplus as reported was below the company action level, triggering a Company Action Level event in accordance with Florida Insurance Statutes. Accordingly, UPCIC was required to file a Risk Based Capital Plan containing items specified in Florida statutes. The Risk Based Capital Plan has been approved by the DOI contingent upon certain items specified by the DOI, including DOI approval of any rate changes contemplated by the plan and determination by the DOI that a reinsurance agreement that is a part of the plan is acceptable. See Note 1 for status of DOI approval of a recently requested rate change.

Item 3. Controls and Procedures.

       Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of a date within 90 days of the filing date of this quarterly report, the Company's disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company's internal controls or in any other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of such officers' evaluation.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
------   -----------------

      The Company did not have any reportable legal proceedings during the nine months ending September 30, 2002. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management none of these lawsuits, except for the lawsuit with Universal Property and Casualty Management Company described in Note 5 to the condensed consolidated Financial Statements included herewith, are material and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.    Changes in Securities
------     ---------------------

Under an amendment to the employment  agreement  between the Company and Bradley
I. Meier dated June 27, 2002, and approved by the Board of Directors, Mr. Meier elected to convert salary into 625,000 shares of common stock. The shares were issued to Mr. Meier in a private transaction on September 9, 2002. This transaction was performed in accordance with the terms of the amendment and pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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


                                    UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  November 19, 2002            /s/ Bradley I. Meier
                                    ------------------------------
                                    Bradley I. Meier, Chief Executive Officer

                                    /s/ James M. Lynch
                                    ------------------------------
                                    James M. Lynch, Chief Financial Officer

                                  CERTIFICATION

I, Bradley I. Meier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Universal Insurance Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002              /s/ Bradley I. Meier
                                     ------------------------------------------
                                     Bradley I. Meier, Chief Executive Officer

                                  CERTIFICATION

I, James M. Lynch, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Universal Insurance Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002              /s/ James M. Lynch
                                     ------------------------------------------
                                     James M. Lynch, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Universal Insurance Holdings, Inc. ("Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


November 19, 2002                    /s/ Bradley I. Meier
                                     ------------------------------------------
                                     Bradley I. Meier, Chief Executive Officer


                                     /s/ James M. Lynch
                                     ------------------------------------------
                                     James M. Lynch, Chief Financial Officer