Form 10KSB
period 2002-12-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2003-04-09
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: YES X NO ____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $9,262,108

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2002: $1,228,846

         State the number of shares of Common Stock of Universal Insurance Holdings, Inc. outstanding as of March 1, 2003: 24,576,914

         Transitional Small Business Disclosure Format: YES ___  NO  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         Universal Insurance Holdings, Inc. ("UIH" or the "Company") was originally organized as Universal Heights, Inc. in 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. In April 1997, the Company organized a subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), as part of its strategy to take advantage of what management believed to be profitable business and growth opportunities in the marketplace. UPCIC was formed to participate in the transfer of homeowner insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA"). The Company has since evolved into a vertically integrated insurance holding company, which, through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing.

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

         UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired from the JUA. The insurance business acquired from the JUA provided a base for renewal premiums. The majority of these policies subsequently renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 UPCIC also began to solicit business actively in the open market through independent agents. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Through renewal of the JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 44,500 homeowners' insurance policies covering homes and condominium units.

         The Company's primary product is homeowners insurance. The Company's criteria for selecting insurance policies includes the use of specific policy forms, limitations on coverage amounts on buildings and contents, acceptance of policies with low frequency of claims, and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions. UPCIC's portfolio at December 31, 2002 includes approximately 34,000 policies with coverage for wind risks and 10,500 policies without wind risk. The average wind premium is approximately $850 and the average ex-wind premium is approximately $540. Approximately 31% of the policies are located in Dade, Broward and Palm Beach counties.

OPERATIONS

         All underwriting, rating, policy issuance and administration functions for UPCIC were previously performed by Universal Property and Casualty Management, Inc. ("Universal Management"), an outside management company, pursuant to a management agreement. Universal Management is a wholly-owned subsidiary of American European Group, Inc. ("AEG"), a Delaware insurance holding company. UPCIC and Universal Management terminated the management agreement effective as of January 15, 2002. Services previously provided by Universal Management to UPCIC under the management agreement are now performed by UPCIC, Universal Risk Advisors, Inc., a wholly-owned subsidiary of the Company, and unaffiliated third parties.

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

MANAGEMENT OPERATIONS

         The Company has developed into a vertically integrated insurance holding company performing various aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc., the Company's wholly-owned Managing General Agent ("MGA"), was incorporated in Florida on July 2, 1998 and became licensed by the DOI on September 28, 1998. Through the MGA, the Company has underwriting and claims authority for UPCIC as well as third party insurance companies. In addition, Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly-owned managing general agent for life insurance products. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC as well as third party insurance products through the Company's distribution network. The Company markets and distributes UPCIC's products and services in Florida through a network of approximately 1,000 active independent agents.

AGENCY OPERATIONS

         Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of the Company to solicit voluntary business. These two entities are a part of the Company's agency operations which seek to generate income from commissions, premium financing referral fees and the marketing of ancillary services. U.S.A. Insurance Solutions, Inc. was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency.

DIRECT SALES OPERATIONS

         The Company has formed subsidiaries that specialize, or will specialize, in selling insurance via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("TigerQuote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. is a currently operating network of Internet insurance agencies. To date, these insurance agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

OTHER OPERATIONS

         On June 2, 2000, Capital Resources Group, LTD. was incorporated as a subsidiary of UIH to participate in the international insurance and reinsurance markets. On January 3, 2000, Universal Inspection Corporation was incorporated in Florida as a subsidiary of UIH. Universal Inspection Corporation performs property inspections for homeowners' policies underwritten by UPCIC and the JUA.

During 2001, the Company formed Tiger Home Services, Inc., which furnishes pest control, pool services, landscaping, house cleaning and hurricane shutters to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida. Various plans are offered to fit customer needs.

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

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

         UPCIC is exposed to multiple insured losses arising out of a single occurrence, such as a natural catastrophe. As with all property and casualty insurers, UPCIC will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. In addition, UPCIC protects itself against the risk of catastrophic loss by obtaining reinsurance coverage up to approximately the 100 year Probable Maximum Loss ("PML"). UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance.

RELIANCE ON THIRD PARTIES AND REINSURERS

         UPCIC is dependent upon third parties to perform certain functions including, but not limited to, claims management, investment management, the purchase of reinsurance, underwriting, policy origination and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that currently transfer the risk of loss in excess of $200,000 up to approximately the 100 year PML. Commencing January 15, 2002, Universal Risk Advisors, Inc. began performing certain administrative functions previously provided by third parties.

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

ADEQUACY OF LIABILITIES FOR LOSSES

         The liabilities for losses and loss adjustment expenses periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC's liabilities estimates. In the case of UPCIC, this uncertainty is compounded by UPCIC's limited historical claims experience. UPCIC relies on industry data and JUA data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and adequate liabilities. Furthermore, factors such as storms and weather conditions, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC's future loss experience. Accordingly, there can be no assurance that UPCIC's liabilities will be adequate to cover ultimate loss developments. UPCIC's profitability and financial condition could be adversely affected to the extent that its liabilities are inadequate.

         UPCIC is directly liable for loss and loss adjustment expenses ("LAE") payments under the terms of the insurance policies that it writes. In many cases, several years may elapse between the occurrence and reporting of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. As required by insurance regulations and accounting rules, the Company reflects its liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

         When a claim involving a probable loss is reported, the Company establishes a liability for the estimated amount of the Company's ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions.

         All newly reported claims received are set up with an initial average liability. That claim is then evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim.

         In addition, management provides for a liability on an aggregate basis to provide for losses incurred but not reported ("IBNR"). The Company utilizes independent actuaries to help establish its liability for unpaid losses and LAE. The Company does not discount the liability for unpaid losses and LAE for financial statement purposes.

         The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, the Company reviews historical data and considers various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

         Among the classes of insurance underwritten by the Company, the homeowner's liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to the Company and the final settlement than do homeowners property claims. Liability claims often involve parties filing suit and therefore may result in litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time and settle in a shorter time frame with less occurrence of litigation.

         There can be no assurance that the Company's liability for unpaid losses and LAE will be adequate to cover actual losses. If the Company's liability for unpaid losses and LAE proves to be inadequate, the Company will be required to increase the liability with a corresponding reduction in the Company's net income in the period in which the deficiency is identified. Future loss experience substantially in excess of established liability for unpaid losses and LAE could have a material adverse effect on the Company's business, results of operations and financial condition.

         The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in the Company's consolidated financial statements for the periods indicated.

                                        Year Ended              Year Ended
                                     December 31, 2002       December 31, 2001
                                     -----------------       -----------------

Balance at beginning of year            $ 6,246,867             $ 3,468,124

Less reinsurance recoverable             (3,278,316)             (2,094,643)
                                        -----------             -----------

Net balance at beginning of year          2,968,551               1,373,481
                                        -----------             -----------

Incurred related to:
  Current year                            3,908,724               7,344,980
  Prior years                               729,436                 423,000
                                        -----------             -----------
Total incurred                            4,638,160               7,767,980
                                        -----------             -----------

Paid related to:
  Current year                            2,894,786               4,790,090
  Prior years                             3,121,625               1,382,820
                                        -----------             -----------
Total paid                                6,016,411               6,172,910
                                        -----------             -----------

Net balance at end of year                1,590,300               2,968,551
  Plus reinsurance recoverable            5,634,455               3,278,316
                                        -----------             -----------

Balance at end of year                  $ 7,224,755             $ 6,246,867
                                        ===========             ============

         As shown above, as a result of the Company's review of its liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, the Company increased its liability for loss and LAE for claims occurring in prior years by $729,000 for the year ended December 31, 2002 and $423,000 in 2001. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2002.

         Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR.

         The following table presents total unpaid loss and LAE, net, and the corresponding total reinsurance recoverables shown in the Company's consolidated financial statements for the periods indicated.

                                            YEARS ENDED DECEMBER 31,
                                               2002        2001
                                               ----        ----
                                             (DOLLARS IN THOUSANDS)


Loss and LAE, net                              $939       $2,003
IBNR, net                                       651          966
                                             ------       ------

Total unpaid loss and LAE, net               $1,590       $2,969
                                             ======       ======

Reinsurance recoverable                      $3,133       $2,578
IBNR recoverable                              2,501          700
                                             ------       ------

 Total reinsurance recoverable               $5,634       $3,278
                                             ======       ======


         The following table presents the liability for unpaid losses and LAE for the Company for the years ended December 31, 2002 and 2001. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

YEARS ENDED DECEMBER 31,
                                               2002          2001
                                               ----          ----
                                             (DOLLARS IN THOUSANDS)


Balance sheet liability                       $1,590        $2,969
Cumulative paid as of:
  One year later                                   -         3,659
  Two years later                                  -             -
  Three years later                                -             -
Re-estimated liability as of:
  End of year                                 $1,590        $2,969
  One year later                                   -         4,235
  Two years later                                  -             -
  Three years later                                -             -
Cumulative redundancy (deficiency)                 -        $(1,266)


         The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years. A deficiency indicates that the latest estimate of the liability for losses and LAE is higher than the liability that was originally estimated and a redundancy indicates that such estimate is lower. It should be emphasized that the table presents a run-off of balance sheet liability for the periods indicated rather than accident or policy loss development for those periods. Therefore, each amount in the table includes the cumulative effects of changes in liability for all prior periods. Conditions and trends that have affected liabilities in the past may not necessarily occur in the future.

         Underwriting results of insurance companies are frequently measured by their combined ratios. However, investment income, Federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are considered profitable when the combined ratio is under 100% and unprofitable when the combined ratio is over 100%.

         The following table sets forth loss ratios, expense ratios and combined ratios for the periods indicated for the insurance business of Universal Insurance Holdings, Inc. The ratios, inclusive of unallocated loss adjustment expenses ("ULAE"), are shown in the table below, and are computed based upon SAP. The expense ratio includes management fees paid to the Company in the amount of $1,374,492 in 2002.

                                  YEARS ENDED DECEMBER 31,
                                      2002         2001
                                      ----         ----
Loss Ratio                            116%         101%
Expense Ratio                          35           25
                                      ----         ----
Combined Ratio                        151%         126%
                                      ====         ====

         In order to reduce losses and thereby reduce the loss ratio and the combined ratio, the Company has taken several steps. These include implementing rate increases for new and renewal business, restructuring the homeowners' coverage offered, restructuring its catastrophic reinsurance coverage to reduce the cost, and working to reduce general and administrative expenses.

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

EMPLOYEES

         As of March 1, 2003, the Company had 60 full time employees. None of the Company's employees is represented by a labor union. The Company has an employment agreement with its President and Chief Executive Officer. See "Executive Compensation--Employment Agreement."

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 9,200 square feet of office space for its corporate headquarters in Miami, Florida under a three-year lease expiring December 31, 2004. The Company leases approximately 600 square feet of office space in its Ormond Beach agency operation under a month to month lease.

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

         Universal Management performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination of the agreement rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. As of December 31, 2002, UPCIC has recorded a receivable from Universal Management in the amount of $171,078 representing the management fees remitted on the basis of premiums earned subsequent to the termination date, January 15, 2002, and provided an allowance for doubtful accounts in the amount of $171,078, representing the entire receivable. The parties are trying to settle the matter out of court, the terms of the settlement have not yet been finalized. Accordingly, the Company has not accrued a liability with respect to the management fees claimed by Universal Management.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

Year ended December 31, 2001                High                  Low
----------------------------                ----                  ---
     First Quarter                        $ 0.55               $ 0.17
     Second Quarter                         0.55                 0.20
     Third Quarter                          0.50                 0.15
     Fourth Quarter                         0.48                 0.16

Year ended December 31, 2002                High                  Low
----------------------------                ----                  ---
     First Quarter                        $ 0.25               $ 0.10
     Second Quarter                         0.13                 0.07
     Third Quarter                          0.10                 0.04
     Fourth Quarter                         0.15                 0.01


         At March 1, 2003, there were 37 shareholders of record of the Company's Common Stock. There were 425 beneficial owners of its Common Stock. In addition, there were three shareholders of the Company's Series A and Series M Preferred Stock ("Preferred Stock").

         In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt and 88,690 shares of Series M Preferred Stock were issued during fiscal year ended April 30, 1997, for repayment of $88,690 of related party debt. Each share of Preferred Stock is convertible into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. Beginning May 1, 1998, the Series A Preferred Stock paid a cumulative dividend of $.25 per quarter. During 2002, dividends on the Preferred Stock of $49,950 were declared. During 2001, dividends on the Preferred Stock of $49,950 were declared and paid.

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

         During 2002, the Company did not pay a dividend to common stockholders.

OTHER STOCK ISSUANCES

         During the year ended December 31, 2002, the Company issued 6,782,330 shares of Common Stock in conjunction with amendments approved by the Board of Directors to the employment agreement between the Company and Bradley I. Meier, the Company's President, whereby Mr. Meier converted salary and accrued vacation into shares of common stock. The shares were issued to Mr. Meier in private transactions performed in accordance with the terms of the amendments and pursuant to section 4(2) of the Securities Act of 1933 as amended.

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

         The Company entered into an agreement with the JUA whereby during 1998, UPCIC assumed approximately 30,000 policies from the JUA. In addition, UPCIC received bonus incentive funds from the JUA for assuming the policies. The bonus funds were maintained in an escrow account for three years. These bonus payments were not included in the Company's assets until receipt at the end of the three-year period. UPCIC could not cancel the policies from the JUA for this three-year period at which point UPCIC received the bonus funds. The Company will not be receiving any additional bonus payments.

         The Company expects that premiums from renewals and new business will be sufficient to meet the Company's working capital requirements beyond the next twelve months.

         UPCIC does not expect to obtain additional policies from the JUA. The policies obtained from the JUA provided the opportunity for UPCIC to solicit future renewal premiums. The majority of the policies obtained from the JUA subsequently renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 44,500 homeowners insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with Risk Management Solutions. To diversify UPCIC's product lines, UPCIC has begun underwriting inland marine policies. Management may consider underwriting other types of policies in the future. Any such program will require DOI approval. See "Factors Affecting Operation Results and Market Price of Stock - Competition" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.

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

         DEFERRED POLICY ACQUISITION COSTS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. When determining the maximum amount of deferred policy acquisition costs, investment income to be earned over the remaining policy period is estimated and taken into consideration. Estimates of the costs of losses, catastrophic reinsurance and policy maintenance are also required in the determination of the maximum amount of deferred policy acquisition costs. Deferred reinsurance commissions have reduced net deferred policy acquisition costs to $0 at December 31, 2002.

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

RELATED PARTIES

All underwriting, rating, policy issuance and administration functions for UPCIC were previously performed by Universal Management pursuant to a Management Agreement dated June 2, 1997 and Addenda thereto dated June 12, 1997 and June 1, 1998. UPCIC and Universal Management terminated the management agreement effective as of January 15, 2002. Services previously provided by Universal Management to UPCIC under the management agreement are now performed by UPCIC, Universal Risk Advisors, and unaffiliated third parties.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001.

          Gross premiums written increased 29.9% to $33,160,567 for the year ended December 31, 2002 from $25,536,716 for the year ended December 31, 2001. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases.

          Net premiums written decreased 76.5% to $1,947,182 for the year ended December 31, 2002 from $8,302,716 for the year ended December 31, 2001. The decrease in net premiums written reflects the impact of reinsurance, since $31,213,385 or 94.1% of premiums written were ceded to reinsurers for the year ended December 31, 2002 as compared to $17,234,000 or 67.5% for the year ended December 31, 2001. This fluctuation was a result of the Company's election under its quota share reinsurance treaty to cede 50% of gross written premiums, losses, and loss adjustment expenses during 2001, versus 50% during the first five months of 2002, 80% during the subsequent four months and 90% during the remaining three months of 2002. The company ceded the additional amounts in order to limit its loss exposure while it further stabilized operations.

          Net premiums earned decreased 36.5% to $4,895,623 for the year ended December 31, 2002 from $7,711,804 for the year ended December 31, 2001. The decrease in net premiums earned is attributable to the Company's election under its quota share reinsurance treaty to cede 50% of gross written premiums, losses, and loss adjustment expenses during 2001, versus 50% during the first five months of 2002, 80% during the subsequent four months and 90% during the remaining three months of 2002.

          Commission revenue increased 27.9% to $2,285,091 for the year ended December 31, 2002 from $1,786,675 for the year ended December 31, 2001. Commission income is comprised mainly of the Managing General Agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily due to the Company's effort to solicit business in the open market.

          Investment income consists of net investment income and net realized gains (losses). Investment income decreased 38.2% to $357,623 for the year ended December 31, 2002 from $578,903 for the year ended December 31, 2001. The decrease is primarily due to lower investment balances and a lower interest rate environment during 2002.

         Other  revenue  increased  830.1%  to  $1,723,771  for the  year  ended
December 31, 2002 from $185,726 for the year ended December 31, 2001, after segregating the one-time JUA bonus payment of $2,723,600 and related interest of $452,947 during 2001. Other revenue is comprised of fee revenue from direct sales operations and service revenue from other operations. The increase is primarily attributable to the fact that there is more activity in the direct sales and service operations this year.

          Losses and loss adjustment expenses ("LAE") incurred decreased 40.3% to $4,638,160 for the year ended December 31, 2002 from $7,767,980 for the year ended December 31, 2001 as compared to net premiums earned which decreased 36.5% to $4,895,623 for the year ended December 31, 2002 from $7,711,804 for the year ended December 31, 2001. The Company's direct loss ratio for the year ended December 31, 2002 was 62.5% compared to 58.1% for the year ended December 31, 2001. The Company's direct loss ratio decreased principally due to the higher severity of claims in 2002. The Company's net loss ratio for the year ended December 31, 2002 was 94.7% compared to 100.7% for the year ended December 31, 2001. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. The net loss ratio decreased due to the decrease in net losses incurred in conjunction with changes to the Company's reinsurance programs discussed above. During 2002 and 2001, Florida did not experience windstorm catastrophes.

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

          The reserve for unpaid losses and loss adjustment expenses at December 31, 2002 is $7,224,755. Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and loss adjustment expenses, the Company believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover all claims and related expenses which may arise from incidents reported. The range of direct loss reserve estimates as determined by the Company's independent actuarial consultants is a low of $5,974,000 and a high of $7,301,000. The key assumption used to arrive at management's best estimate of loss reserves in relation to the actuary's range and the specific factors that led to management's best estimate is that the liability is based on management's estimate of the ultimate cost of settling each loss and an amount for losses incurred but not reported.

          As a result of the Company's review of its liability for losses and loss adjustment expenses, which includes a re-evaluation of the adequacy of reserve levels for prior year claims, the Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, at December 31, 2002 and December 31, 2001 were increased in the following year by $729,436 and 423,000, respectively, for claims that had occurred on or prior to the balance sheet date. This unfavorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were more than expected. At December 31, 2002 a change in a key assumption made to estimate reserves since the last reporting date is to reserve to the coverage limit for certain potentially large claims, specifically sinkhole claims. Changes of this nature were made in 2002 on related outstanding claims, this was primarily for conservative reasons. Recognition of this change occurred in 2002 in light of the Company experience with claims of this nature, which occurred primarily in 2001 due to contributing weather conditions. Reported claims of this nature were less frequent in 2002. Nonetheless, there can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2002.

          General and administrative expenses decreased 47.7% to $4,552,897 for the year ended December 31, 2002 from $8,711,025 for the year ended December 31, 2001. General and administrative expenses have decreased primarily due to higher ceding commissions on premiums ceded to reinsurers as well as ceding commission recognized as a result of the change in the quota share ceding percentage from 50% for the year ended December 31, 2001 to 50% during the first five months of 2002, 80% during the subsequent four months and 90% during the remaining three months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of cash flow are premium revenues, commission income and investment income.

          For the year ended December 31, 2002, cash flows used by operating activities were $8,517,522. Cash flows from operating activities are negative, primarily due to payments made to reinsurers, including the transfer of the unearned premium related to the quota share reinsurance agreement that became effective June 1, 2002 and an additional transfer of unearned premium at September 30, 2002 related to an increase in the rate of cession. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities primarily relate to Company borrowings.

          During 2002, the Company became a party to a senior Promissory Note with a reinsurer for $750,000 payable in 12 monthly installments through July 2003 at an annual interest rate of 9%. The funds were used to make an additional capital contribution to UPCIC. Payments have been made in a timely manner. During 2001 the Company borrowed monies in the amount of $306,665 to finance several vehicles and a boat, all acquired for business use. The amounts will become due during the years 2003, 2004 and 2011.

          The balance of cash and cash equivalents at December 31, 2002 is $4,587,920. This amount along with readily marketable debt and equity securities aggregating $563,779 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $200,000 up to the 100 year PML which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

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

ITEM 7.  FINANCIAL STATEMENTS

          The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On October 28, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company engaged Blackman Kallick Bartelstein LLP as the Company's new independent accountants effective as of October 28, 2002. On September 30, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission Reporting that Deloitte & Touche LLP resigned as the independent auditor for the Company effective as of September 30, 2002.

          During the Company's two most recent fiscal years ended December 31, 2001, and the subsequent interim period through September 30, 2002, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte and Touche LLP to make reference to the subject matter of the disagreements in connection with its reports. In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2001, Deloitte & Touche LLP informed the Company that a material weakness under standards established by the American Institute of Certified Public Accountants existed in the design and operation of the Company's internal control related to the processing of claims payments, including the duplication of drafts issued and the omission of drafts from the accounting records. This matter was discussed by Deloitte & Touche LLP with the Company's Audit Committee. The Company also authorized Deloitte & Touche LLP to respond to Blackman Kallick Bartelstein LLP's inquiries. In addition, the Company took a number of steps to address Deloitte & Touche LLP's concerns regarding the material control weakness. These are discussed under Item 14 Controls and Procedures.

          Except as noted above, during the two most recent years and through the subsequent interim period through September 30, 2002, there have been no events of the type described in Item 304 (a)(1)(iv) of Regulation S-B.

          The audit reports of Deloitte & Touche LLP on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Deloitte & Touche LLP for the fiscal year ended December 31, 2001 contained a separate paragraph regarding the Company's ability to continue as a going concern.




                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The directors and executive officers of the Company as of December 31, 2002 are as follows:

Name                     Age      Position
----                     ---      --------

Bradley I. Meier         35       President, Chief Executive Officer, Assistant
                                        Secretary and Director
Norman M. Meier          63       Director
Irwin L. Kellner         64       Director, Secretary
Reed J. Slogoff          34       Director

Name                     Age      Position
----                     ---      --------

Joel M. Wilentz          68       Director
James M. Lynch           48       Vice President and Chief Financial Officer



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

ITEM 10.  EXECUTIVE COMPENSATION

          The tables and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-KSB. This information is furnished with respect to the Company's executive officers who earned in excess of $100,000 during the fiscal year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION
                                                 --------------------
Name and                           Year Ended                                         Long Term Compensation
Principal Position                December 31         Salary           Bonus       Securities Underlying Options
------------------                -----------         ------           -----       -----------------------------

Bradley I. Meier                     2002           $ 346,500         $     0                       0
President and CEO                    2001             315,000               0                 150,000
                                     2000             262,500               0                 166,666(1)


James M. Lynch                       2002           $ 149,250         $15,000                       0
Vice President and CFO               2001             140,500           5,000                 100,000
                                     2000             122,500          10,000                  20,000(1)

(1) Options granted under TigerQuote.com non-qualified stock option plan. TigerQuote.com is a wholly-owned subsidiary of the Company.



                       OPTION GRANTS IN LAST FISCAL YEAR

None.

                 AGGREGATED OPTION EXERCISES AND OPTION VALUES
                      FOR THE YEAR ENDED DECEMBER 31, 2002

None.


EMPLOYMENT AGREEMENTS

          As of August 11, 1999, the Company entered into a four-year employment agreement with Bradley I. Meier, amending and restating the previous employment agreement of May 1, 1997 between the Company and Mr. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year which shall be increased by 5% each year beginning with the first anniversary of the effective date. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier will be entitled to a bonus equal to 3% of pretax profits up to $5 million and 4% of pretax profits in excess of $5 million. On May 4, 2001, Addendum No. 3 to the employment agreement was approved by the Board of Directors, whereby Mr. Meier was entitled to receive an additional fifteen percent (15%) increase in his base compensation in addition to the cumulative base compensation and increase calculated at the beginning of 2001, retroactive to January 1, 2001 and under Addendum No. 3, for each successive year of the term of the employment agreement, the base compensation as adjusted by previous increase(s) will be increased by ten (10%) percent. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. In addition, the agreement shall be extended automatically for one year at each anniversary of the date of the agreement up to the fourth year of the agreement, at the option of Mr. Meier. Under the terms of the employment agreement dated May 1, 1997, Mr. Meier was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.06 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years. During the year ended December 31, 2002, the Company issued 6,782,330 shares of Common Stock in conjunction with amendments approved by the Board of Directors to the employment agreement between the Company and Bradley I. Meier, the Company's president, whereby Mr. Meier converted salary and accrued vacation into shares of common stock. The shares were issued to Mr. Meier in private transactions performed in accordance with the terms of the amendments and pursuant to section 4(2) of the securities act of 1933 as amended.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2002:


                              EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------------------------------------------
                                                                                         Number of securities
                                                                                         remaining available for
                                 Number of securities to be      Weighted-average        issuance under equity
Plan Category                    issued upon exercise of         exercise price of       compensation plans
                                 outstanding options, warrants   outstanding options,    (excluding securities
                                 and rights(a)                   warrants and rights(b)  reflected in column (a)(c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            12,297,276                     $1.22                         N/A
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                    -                            -                            -
holders
--------------------------------------------------------------------------------------------------------------------
Total                                   12,297,276                     $1.22                         N/A
--------------------------------------------------------------------------------------------------------------------

Descriptions of the plans are contained in Note 12 of the footnotes to the Consolidated Financial Statements.

SERIES M PREFERRED STOCK

          As  of  March  1,  2003,   directors  and  named  executive  officers,
individually and as a group, beneficially owned Series M Preferred Stock as follows:

Name and Address of Beneficial       Amount and Nature of
          Owner(1)                   Beneficial Ownership      Percent of Class
          -----                      --------------------      ----------------

Bradley I. Meier*(2)                         48,890                  48.0%
Norman M. Meier* (3)                         53,000                  52.0%
Officers and directors as a group
    (2 persons) (4)                          86,890                  98.0%
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

(4)       See footnotes (1) - (3) above.

SERIES A PREFERRED STOCK

          As  of  March  1,  2003,   directors  and  named  executive  officers,
individually and as a group, beneficially owned Series A Preferred Stock as follows:

Name and Address of Beneficial       Amount and Nature of
          Owner(1)                   Beneficial Ownership      Percent of Class
          -----                      --------------------      ----------------

Norman M. Meier* (2)                         9,975                    20%
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

(3)       See footnotes (1) - (2) above.

COMMON STOCK

          As  of  March  1,  2003,   directors  and  named  executive  officers,
individually and as a group, beneficially owned Common Stock as follows:

Name and Address of Beneficial       Amount and Nature of
          Owner(1)                   Beneficial Ownership(2)   Percent of Class
          -----                      --------------------      ----------------

Bradley I. Meier (3)                       12,315,874                50.1%
Norman M. Meier (4)                         2,620,654                10.7%
Irwin L. Kellner (5)                          220,000                  .9%
Reed J. Slogoff (6)                           220,000                  .9%
Joel M. Wilentz (7)                           220,000                  .9%
James M. Lynch (8)                             75,000                  .3%
Officers and directors as a group
    (7 people) (10)                        15,671,528                 63.8%


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

(3) Consists of (i) (a) 7,745,159 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00 per share, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50 per share, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase 90,000 shares of Common Stock at an exercise price of $1.13 per share and options to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share, (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75 per share, warrants to purchase 339,959 shares of Common Stock at an exercise price of $3.00 per share, warrants to purchase 82,000 shares of Common Stock at an exercise price of $1.00 per share and warrants to purchase 131,700 shares of Common Stock at an exercise price of $.75 per share, (d) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock, (e) options to purchase 250,000 shares of Common Stock at an exercise price of $1.06 per share which vested on November 2, 1997,

          (f) options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on May 1, 1997 granted pursuant to Mr. Meier's employment agreement, options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1998 granted pursuant to Mr. Meier's employment agreement and options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on May 1, 1999 granted pursuant to Mr. Meier's employment agreement, (g) options to purchase 250,000 shares of Common Stock at an exercise price of $1.63 per share, (h) options to purchase 150,000 shares of Common Stock at an exercise price of $1.25 per share which vested on December 23, 1999 and (ii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, of which Mr. Meier is a general partner. Excludes options to purchase 625,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Also excludes all securities owned by Norman M. Meier and Phyllis R. Meier, Mr. Meier's father and mother, respectively, as to which Mr. Meier disclaims beneficial ownership. Includes 416,666 and 250,000 shares owned by Lynda Meier and Eric Meier, respectively, who are the sister and brother, respectively, of Bradley I. Meier, which shares are subject to proxies granting voting rights for such shares to Bradley
          I. Meier.

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

(10)      See footnotes (1) - (9) above

SERIES M PREFERRED STOCK

          As of March 1, 2003, the following table sets forth information regarding the number and percentage of Series M Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series M Preferred Stock:

                                     Amount and Nature of
Name and Address (1)                 Beneficial Ownership       Percent of Class
----------------                     --------------------       ----------------

Phyllis R. Meier (2)                        16,800                   18.9%
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 300
Miami, Florida  33180

Belmer Partners (3)                         15,000                   16.9%
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

SERIES A PREFERRED STOCK

          As of March 1, 2003, the following table sets forth information regarding the number and percentage of Series A Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series A Preferred Stock:


                                   Amount and Nature of
Name and Address (1)                Beneficial Ownership        Percent of Class
----------------                    --------------------        ----------------
Phyllis R. Meier (2)                       9,975                      20.0%
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 300
Miami, Florida  33180

Belmer Partners (3)                       30,000                      60.0%
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

          As of March 1, 2003, the following table sets forth information regarding the number and percentage of Common Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                   Amount and Nature of
Name and Address (1)              Beneficial Ownership (2)      Percent of Class
----------------                  --------------------          ----------------
Phyllis R. Meier (3)                    1,076,456                     6.0%
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 300
Miami, Florida  33180


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          All underwriting, rating, policy issuance and administration functions for UPCIC were previously performed by Universal Property and Casualty Management, Inc. ("Universal Management") pursuant to a Management Agreement dated June 2, 1997 and Addenda thereto dated June 12, 1997 and June 1, 1998. Universal Management is a wholly-owned subsidiary of American European Group, Inc. ("AEG") which is a Delaware insurance holding company. During the year ended December 31, 2001, UPCIC incurred administrative costs to Universal Management of $911,449. UPCIC and Universal Management terminated the management agreement effective as of January 15, 2002. Services previously provided by Universal Management to UPCIC under the management agreement are now performed by UPCIC, Universal Risk Advisors, Inc. and unaffiliated third parties.

          As of December 31, 2002, corporate counsel held $290,000 in trust, for the benefit of the Company, which funds were placed in trust in connection with a dispute involving a Company director and an unrelated entity. These funds are included in the Company's assets as of December 31, 2002.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1       Registrant's    Restated   Amended   and   Restated   Certificate   of
          Incorporation (1)

3.2       Registrant's Bylaws (1)

3.3 Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 filed herewith.

3.4 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (2)

3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 filed herewith.

3.6 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 filed herewith.

3.7 Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 filed herewith.

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

         1. Form 8-K was filed on September 30, 2002, reporting that Deloitte & Touche LLP resigned as the independent auditor for the Company.

         2. Form 8-K Was filed on October 28, 2002 reporting the Company engaged Blackman Kallick Bartelstein LLP as its new independent auditors.


ITEM 14. CONTROLS AND PROCEDURES.

The Company initially became aware of problems related to its internal controls as a result of errors in processing data recorded and transferred to the Company by the former policy administrator in connection with the conversion of administration systems. In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2001, Deloitte & Touche LLP informed the Company that a material weakness under standards established by the American Institute of Certified Public Accountants existed in the design and operation of the Company's internal control related to the processing of claims payments, including the duplication of drafts issued and the omission of drafts from the accounting records. Prior to receiving such notice from Deloitte & Touche LLP, the Company had begun taking action to address the weakness in its internal controls including, but not limited to, working with the new vendor to fully implement a new claims system and hiring a consulting firm, i4 Intergraded Services, LLC, to provide professional consulting services in implementing an online analytical processing and management reporting system for the Company. The purpose of the new reporting system is to enhance the Company's reporting and analysis of its policy and claims data. The Company has also implemented the recommendations provided by Deloitte & Touche LLP for elimination of the material weakness. Specifically, drafts are not issued until the completed and signed proof of loss is obtained from the insured and the correct payee is verified. This has resulted in fewer drafts being issued. In addition, the controls over the issuance and recording of drafts has been evaluated and improved. A listing of voided drafts is prepared and compared to the outstanding report on a periodic basis. In addition, drafts are not issued without evidence of being recorded. Finally, an analysis of aged outstanding drafts is performed on a regular basis to determine that they are valid outstanding drafts. With the new system in place since January 15, 2002, the Company believes that it now has adequate control over policy data and claims.

Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of a date within 90 days of the filing date of this annual report, the Company's disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company's internal controls or in any other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of such officers' evaluation.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                       UNIVERSAL INSURANCE HOLDINGS, INC.


Dated: April 9, 2003            By:        /s/ Bradley I. Meier
                                     -------------------------------------------
                                      Bradley I. Meier, President and
                                      Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bradley I. Meier       President, Chief Executive Officer     April 9, 2003
----------------------     and Director
Bradley I. Meier

/s/ James M. Lynch         Chief Financial Officer                April 9, 2003
--------------------
James M. Lynch

/s/ Norman M. Meier        Director                               April 9, 2003
---------------------
Norman M. Meier

/s/ Irwin L. Kellner       Director                               April 9, 2003
----------------------
 Irwin I. Kellner

/s/ Reed J. Slogoff        Director                               April 9, 2003
--------------------
Reed J. Slogoff

/s/ Joel M. Wilentz        Director                               April 9, 2003
--------------------
Joel M. Wilentz

                                  CERTIFICATION


I, Bradley I. Meier, certify that:

1. I have reviewed this annual report on Form 10-KSB of Universal Insurance Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 9, 2003                   /s/ Bradley I. Meier
                                       -----------------------------------------
                                       Bradley I. Meier, Chief Executive Officer

                                  CERTIFICATION

I, James M. Lynch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Universal Insurance Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 9, 2003                    /s/ James M. Lynch
                                        ----------------------------------------
                                        James M. Lynch, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Annual Report of Universal Insurance Holdings, Inc. ("Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


April 9, 2003                         /s/ Bradley I. Meier
                                      ------------------------------------------
                                      Bradley I. Meier, Chief Executive Officer


                                      /s/ James M. Lynch
                                      ------------------------------------------
                                      James M. Lynch, Chief Financial Officer

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet - December 31, 2002...............................F-3

Consolidated Statements of Operations for the Years
Ended December 31, 2002 and 2001 ............................................F-4

Consolidated Statements of Stockholders' Equity and
Comprehensive Income (Loss) for the Years Ended December 31, 2002
and 2001.....................................................................F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2002 and 2001.......................................F-6 - F-7

Notes to Consolidated Financial Statements............................F-8 - F-26

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Universal Insurance Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows of Universal Insurance Holdings, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors whose report, dated April 9, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards opinion generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Blackman Kallick Bartelstein LLP
Certified Public Accountants


/s/ Blackman Kallick Bartelstein LLP





February 14, 2003

                UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                 December 31, 2002



                                      ASSETS

Cash and cash equivalents                                          $  4,587,920
Debt securities held-to-maturity (fair value of $348,751)               334,499
Equity securities available for sale (cost of $303,951)                 229,280
Investments in real estate                                              323,943
Prepaid reinsurance premiums and reinsurance recoverables            25,834,319
Premiums and other receivables                                        1,201,574
Property, plant and equipment net                                       790,213
Other assets                                                             90,677
                                                              -----------------

Total assets                                                       $ 33,392,425
                                                              =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                         $  7,224,755
Unearned premiums                                                    18,425,029
Accounts payable                                                      1,335,219
Reinsurance payable                                                   1,046,813
Other accrued expenses                                                  973,448
Loans payable                                                           699,432
                                                              -----------------

Total Liabilities                                                    29,704,696
                                                              -----------------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
1,000,000 shares authorized, 138,640 shares issued and
outstanding, minimum liquidation preference of $1,419,700                 1,387
Common stock, $.01 par value 40,000,000 shares authorized,
21,676,914 shares issued and 21,468,269 shares outstanding              167,175
Common stock in treasury, at cost - 208,645 shares                     (101,820)
Additional paid-in capital                                           15,003,976
Accumulated deficit                                                 (11,308,318)
Accumulated other comprehensive loss                                    (74,671)
                                                              -----------------

Total stockholders' equity                                            3,687,729
                                                              -----------------

Total liabilities and stockholders' equity                         $ 33,392,425
                                                              =================


The accompanying notes to consolidated financial statements are an integral part of this statement.

                   UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended                Year Ended
                                                    December 31, 2002          December 31, 2001
                                                    -----------------          -----------------

PREMIUMS EARNED AND OTHER REVENUES:
  Premium income, net                                    $ 4,895,623                 $ 7,711,804
  Net investment income                                      357,623                     578,903
  Commission revenue                                       2,285,091                   1,786,675
  JUA bonus and accrued interest                                   -                   3,176,547
  Other revenue                                            1,723,771                     185,726
                                                    ----------------            ----------------
     Total revenues                                        9,262,108                  13,439,655
                                                    ----------------            ----------------

OPERATING COSTS AND EXPENSES
  Losses and loss adjustment expenses                      4,638,160                   7,767,980
  General and administrative expenses                      4,552,897                   8,711,025
                                                    ----------------            ----------------
     Total operating costs and expenses                    9,191,057                  16,479,005
                                                    ----------------            ----------------

NET INCOME (LOSS)                                           $ 71,051                $ (3,039,350)

INCOME (LOSS) PER COMMON SHARE:
  Basic                                                       $ 0.00                     $ (0.21)
                                                    ================            ================
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                                       15,600,921                  14,698,000
                                                    ================            ================
INCOME (LOSS) PER COMMONSHARE
  Diluted                                           $           0.00            $          (0.21)
                                                    ================            ================
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                                   16,173,956                  14,698,000
                                                    ================            ================


The accompanying notes to consolidated financial statements are an integral part of these statements.


                               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        AND COMPREHENSIVE INCOME (LOSS)

                                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                Preferred            Common          Treasury       Additional                Accumulated
                                  Stock              Stock            Stock          Paid-in     Accumulated  Other Comp
                             Shares  Amount    Shares    Amount   Shares  Amount     Capital       Deficit   Income (loss)   Total
                             ------  ------    ------    ------   ------  ------    -------        -------   -------------   -----

BALANCE, January 1, 2001    138,640  $1,387 14,894,584  $148,946 141,795  $(84,254) $15,126,242  $(8,240,119)  $(59,872) $6,892,330

Net loss                         -        -          -         -       -         -            -   (3,039,350)     -      (3,039,350)

Net change in unrealized
losses on available for
sale securities                  -        -          -         -       -         -            -            -     20,036      20,036

Comprehensive loss               -        -          -         -       -         -            -            -          -  (3,019,314)

Preferred stock dividend         -        -          -         -       -         -            -      (49,950)         -     (49,950)

Common stock dividend            -        -          -         -       -         -     (148,945)                      -     148,945)

Purchase of treasury stock       -        -          -         -  66,850   (17,566)          -             -          -     (17,566)
                            -------- ------ ----------- -------- ------- ---------- ------------ ------------  --------- -----------

BALANCE, December 31, 2001  138,640   1,387 14,894,584   148,946 208,645  (101,820)  14,977,297  (11,329,419)   (39,836)  3,656,555
                            -------- ------ ----------- -------- ------- ---------- ------------ ------------  --------- -----------

Net income                        -       -          -         -       -         -            -       71,051          -      71,051

Net change in unrealized
losses on available
for sale securities               -       -          -         -       -         -            -            -    (34,835)    (34,835)


Comprehensive income              -       -          -         -       -         -            -            -          -      36,216

Preferred stock dividend          -       -          -         -       -         -            -      (49,950)         -     (49,950)

Common stock dividend             -       -          -         -       -         -            -            -          -            -

Issuance of common stock          -       -  6,782,330    18,229       -         -       26,679            -          -      44,908
                            -------- ------ ----------- -------- ------- ---------- ------------ ------------  --------- -----------

BALANCE, December 31, 2002   138,640 $1,387 21,676,914  $167,175 208,645 $(101,820) $15,003,976 $(11,308,318)  $(74,671) $3,687,729
                            ======== ====== =========== ======== ======= ========== =========== =============  ========= ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                       UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended                   Year Ended
                                                                       December 31, 2002           December 31, 2001
                                                                       ------------------          -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $ 71,051                  $ (3,039,350)
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operations:
  Amortization and depreciation                                               236,316                       157,308
  Issuance of common stock as compensation                                     44,908                             -
  Gains on sales of equity securities available for sale                            -                        (3,334)
  Net accretion of bond premiums and discounts                                 (2,161)                      (15,633)
Net change in assets and liabilities relating to operating activities:
  Prepaid reinsurance premiums and reinsurance recoverable                (11,674,228)                    2,107,898
  Premiums and other receivables                                                7,345                      (335,860)
  Deferred policy acquisition costs                                           529,942                     1,268,725
  Reinsurance payable                                                      (3,327,902)                      793,871
  Accounts payable                                                            (28,505)                      457,059
  Other accrued expenses                                                      282,792                       (69,571)
  Accrued taxes, licenses and fees                                             (6,758)                      (30,946)
  Unpaid losses and loss adjustment expenses                                  977,888                     2,778,743
  Unearned premiums                                                         4,371,790                    (2,120,419)
  Due from related parties                                                          -                       (20,040)
                                                                      ---------------                 -------------

Net cash provided by (used in) operating activities                        (8,517,522)                    1,928,451
                                                                      ---------------                 -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (155,345)                     (505,767)
  Purchase of equity securities available for sale                             (18,160)                     (127,546)
  Proceeds from sale of equity securities available for sale                        -                        23,195
  Purchase of debt securities held to maturity                                      -                      (601,062)
  Proceeds from maturities of debt securities held to maturity              2,699,235                     1,012,438
  Purchase of real estate                                                    (280,487)                     (216,558)
  Sale of real estate                                                         173,102                             -
                                                                      ---------------                 -------------

Net cash provided by (used in) investing activities                         2,418,345                      (415,300)
                                                                      ---------------                 -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                                    (49,950)                      (49,950)
  Common stock dividend                                                             -                      (148,945)
  Purchase of treasury stock                                                        -                       (17,566)
  Proceeds from loans payable                                                 255,348                       306,665
                                                                      ---------------                 -------------

Net cash provided by financing activities                                     205,398                        90,204
                                                                      ---------------                 -------------

NET INCREASE (DECREASE) IN CASH AND CASH                                   (5,893,779)                    1,603,355
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of year                                10,481,699                     8,878,344
                                                                      ---------------                 -------------

                       UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            CONTINUED

                                               Year Ended                        Year Ended
                                            December 31, 2002                December 31, 2001
                                            ------------------               -----------------

SUPPLEMENTAL NONCASH FINANCING AND
INVESTING ACTIVITIES:                      $             -                   $           -


The accompanying notes to consolidated financial statements are an integral part of these statements.


               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Universal Insurance Holdings, Inc. (the "Company") was originally incorporated as Universal Heights, Inc. in Delaware in November 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. The Company, through its wholly-owned subsidiary, Universal Insurance Holding Company of Florida, formed Universal Property & Casualty Insurance Company ("UPCIC") in 1997. UPCIC's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance ("DOI") and was approved on October 29, 1997. In 1998, UPCIC began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

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

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 as wholly-owned subsidiaries of Universal Insurance Holdings, Inc. to solicit voluntary business and generate commission revenue. These two entities are a part of the Company's agency operations, which seek to generate income from commissions, premium financing referral fees and the marketing of ancillary services. U.S.A. Insurance Solutions, Inc., was incorporated in Florida on December 10, 1998 as a wholly-owned subsidiary of U.S. Insurance Solutions, Inc. to acquire the assets of an insurance agency. In addition, Capital Resources Group, LTD. was incorporated in the British Virgin Islands on June 2, 2000 as a subsidiary of the Company to participate in contingent capital products. Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly-owned managing general agent for life insurance products. The Company has also formed a claims adjusting company, Universal
Adjusting Corporation, which was incorporated in Delaware on August 9, 1999. Universal Adjusting Corporation currently has claims authority for Universal Property & Casualty Insurance Company claims. The Company has also formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. is a currently operating network of Internet insurance agencies. As of December 31, 2002, these insurance agencies have been established in 22 states. During 2001, the Company formed Tiger Home Services, Inc., which furnishes pest control, pool services, landscaping, house cleaning and hurricane shutters to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida. Various plans are offered to fit customer needs.

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

UPCIC's statutory annual statement as of December 31, 2001 reflected an inadequate level of Risk Based Capital (RBC). Total adjusted capital was equivalent to a company-action level. In addition, UPCIC has been experiencing recurring losses from operations and increasing loss ratios for the last four years. This period includes 2001 which had nonrecurring bonus revenue of about $3.2 million.

These factors, among others, raised substantial doubt that the Company would be able to continue as a going concern for a reasonable time. The Company's continuation as a going concern is dependent in part on UPCIC's ability to meet minimum statutory and risk-based capital requirements.

As a result of the company-action level event discussed above, management was required to file a risk-based capital plan (the "Plan") addressing certain items specified in the Florida insurance statutes, and, in sum, identify steps UPCIC will take to raise its RBC to an acceptable level. These steps, if successful, would also enhance its ability to continue as a going concern.

Management attributes the recent operating losses and increasing loss ratios of UPCIC primarily to higher than expected costs of catastrophic reinsurance and adverse loss experience in the homeowners line of business. Management has taken the following actions to improve and strengthen the UPCIC's financial condition. Premium rate increases of approximately 7% and 9% were implemented in July, 2001 and April, 2002, respectively. UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. The Company has achieved more favorable ceding commission terms on its quota share reinsurance program. UPCIC was also able to obtain a less expensive catastrophic reinsurance program from 2002-2003.

In addition to the actions described above, the Company terminated its outside management agreement in January, 2002. The Company believes that this will enhance UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities, as well as reducing overall management expenses.

Management believes the implementation of, and results attributable to, the actions described above, along with the capital contribution to UPCIC of $1,768,000 in 2002, removes the substantial doubt associated with UPCIC's ability to continue as a going concern for a reasonable period of time as UPCIC has met the minimum statutory requirements as of December 31, 2002. However, there can be no assurance of the ultimate success of these plans or that the company will be able to achieve profitability.

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

INVESTMENTS IN REAL ESTATE. Investments in real estate are reported at the lower of cost or appraised value. Real estate represents residential properties, purchased by UPCIC information with the settlement of certain claims. The properties are rented for the production of income until they can be sold. No depreciation is recorded.

SECURITIES AVAILABLE FOR SALE. Equity securities are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

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

DEFERRED POLICY ACQUISITION COSTS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business net of reinsurance commissions are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Investment income is taken into consideration when calculating the maximum amount of deferred acquisition cost.

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

Inherent in the estimates of ultimate claims are expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for casualty coverage is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances and the amount of insurance risk retained. In the case of UPCIC, this uncertainty is compounded by UPCIC's limited history of claims experience. In addition, UPCIC's policyholders are currently concentrated in South Florida, which is periodically subject to adverse weather conditions such as hurricanes and tropical storms. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in current earnings.

PROVISION FOR PREMIUM DEFICIENCY. It is the Company's policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accrual for premium deficiency was considered necessary at December 31, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS. The Company prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Florida. Effective January 1, 2001, the Insurance Department of the State of Florida required that insurance companies domiciled in the State of Florida prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual--Version effective January 1, 2001 (the "Manual"), as modified by the Insurance Department of the State of Florida. Accordingly, the admitted assets, liabilities, and capital and surplus of Universal Property & Casualty Insurance Company as of December 31, 2002, and the results of its operations and its cash flow for the year then ended have been determined in accordance with the new accounting principles.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Universal adopted the provisions of these statements in the first quarter of 2002. The impact of such adoption did not have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, CONSOLIDATED

FINANCIAL STATEMENTS, to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. Universal adopted SFAS No. 144 in the first quarter of 2002. The impact of such adoption did not have a material effect on the Company's consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which is effective for years ending after December 15, 2002, amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. However, the enhanced disclosure provisions as defined by SFAS No. 148 will be effective for the quarter ending March 31, 2003.


RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 3 - INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and began servicing the policies. Subsequently, UPCIC was successful in renewing a large number of these policies while commencing solicitation of business in the voluntary market through independent agents. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. Accordingly, UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At December 31, 2002, the Company has direct unearned premiums of $18,425,029.

UPCIC's obligation for liabilities for policies assumed from the JUA began at 11:59 p.m. on the date of assumption of the policies. UPCIC has no liability for assumed policies prior to the assumption date nor does UPCIC have any liability for claims made to the JUA. Similarly, the JUA has no liability for assumed liabilities subsequent to the assumption date.

Through December 31, 2001, UPCIC received bonus payments of approximately $2,723,600 based upon a portfolio takeout of approximately 30,000 policies. Bonus payments were held in escrow for three years. After the three-year period, based upon certain conditions being met, including maintaining a minimum number of policies, UPCIC gained unrestricted use of the bonus payments. In addition, UPCIC received investment income from the bonus payments also at the end of the three years. These bonus payments were not included in the Company's assets until receipt at the end of the three-year period. Bonus payments of $2,723,600 were released from escrow for 27,278 policies which reached their three-year anniversary in 2001. The Company will not be receiving any additional bonus payments. Investment income of $452,947 was recognized in 2001 and was received in January 2002.

NOTE 4 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2002 was approximately $4.7 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

QUOTA SHARE

Effective June 1, 2002, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, UPCIC originally ceded 80% of its gross written premiums, losses and loss adjustment expenses with a ceding commission equal to 26% of ceded gross premium written. Effective September 30, 2002, UPCIC amended its quota share reinsurance treaty to cede an additional 10% of its gross premium written. During the first five months of 2002, UPCIC ceded 50% of gross written premiums, losses and loss adjustment expenses with a provisional ceding commission ranging from 27% to 35%; the commission percentage reflected in these financial statements is 27% based on the ceded loss ratio with a provisional ceding commission rating. For the year ended December 31, 2001, UPCIC ceded 50% of gross written premiums, losses and loss adjustment expenses. In addition, the quota share treaty has a limitation for any one occurrence of $2,000,000.

EXCESS PER RISK

Effective June 1, 2002, UPCIC entered into an excess per risk agreement with various reinsurers. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each property loss, and $1,000,000 in excess of $300,000 each casualty, loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

EXCESS CATASTROPHE

The excess catastrophe reinsurance agreement provides four layers of excess catastrophe coverage as of December 31, 2001 as follows:


                                 FIRST LAYER          SECOND LAYER            THIRD LAYER               FOURTH LAYER
                                 -----------          ------------            -----------               ------------
Coverage                      $5,000,000 in       $9,500,000 in excess   $14,000,000 in excess   $19,000,000 in excess of
                              excess of           of  $7,000,000 each    of $16,500,000 each     $30,500,000 each loss
                              $2,000,000 each     loss occurrence        loss occurrence         occurrence (see
                              loss occurrence                                                    discussion of coverage
                                                                                                 provided by Florida
                                                                                                 Hurricane Catastrophe
                                                                                                 Fund below)
Deposit premium                   $1,800,000           $2,565,000              $1,862,000                $1,615,000
Minimum premium                   $1,440,000           $2,052,000              $1,489,600                $1,292,000
Premium rate -% of                  0.036%               0.0513%                0.03724%                  0.0323%
Total  insured value


Effective June 1, 2002, UPCIC revised and enhanced its excess catastrophe reinsurance program. The excess catastrophe reinsurance agreement provides three layers of excess catastrophe coverage as of December 31, 2002 as follows:

                                 FIRST LAYER          SECOND LAYER            THIRD LAYER
                                 -----------          ------------            -----------
Coverage                      $12,000,000 in      $25,000,000 in         $13,000,000 in excess
                              excess of           excess of              of $19,000,000 each
                              $2,000,000 each     $14,000,000 each       loss occurrence
                              loss occurrence     loss occurrence
Deposit premium                   $3,600,000           $2,750,000              $1,300,000
Minimum premium                   $2,880,000           $2,600,000               $1,040,000
Premium rate -% of                  0.078%               0.016%                  0.028%
Total insurance value

Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event, which occurs within the area of one state of the United States or province of Canada and states or provinces contiguous thereto and to one another.

Effective June 1, 2001 UPCIC entered a reimbursement agreement with the Florida Hurricane Catastrophe Fund (the "Fund") which is administered by the Florida State Board of Administration. Under the reimbursement agreement, the Fund would reimburse the Company, with respect to each loss occurrence during the contract year (June 1, 2001 to May 31, 2002) for 90% of the ultimate loss paid by the Company in excess of the Company's retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. The Fund provided UPCIC with coverage of $55,115,106 in excess of $16,646,510. The premium for this coverage was $2,473,274. Effective June 1, 2002, UPCIC entered a subsequent reimbursement agreement with the Fund under the same terms through May 31, 2003. The Fund has provided UPCIC with coverage of $56,312,219 in excess of $19,228,181 as of December 31, 2002. The premium for this coverage was $2,394,227. In the event of depletion of the Fund due to losses arising from catastrophic events, the Fund would assess homeowners' insurers writing business in the state of Florida.

Effective July 1, 2001, UPCIC purchased industry loss warranty catastrophe reinsurance, covering the period July 1, 2001 to June 30, 2002, which could supplement other coverages. The premiums for these coverages were $352,855. No replacement coverage of this nature was subsequently purchased as it would duplicate other coverages in place.

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and loss adjustment expenses ("LAE") are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

The preceding reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:


                                    Year Ended                                                       Year Ended
                                 December 31, 2002                                                December 31, 2001
                                 -----------------                                                -----------------

                Premiums           Premiums                Loss and Loss         Premiums          Premiums        Loss and Loss
                 Written            Earned                  Adjustment            Written           Earned           Adjustment
                 -------            ------                    Expenses            -------           ------            Expenses
                                                             --------                                                 --------

Direct      $ 33,160,567       $    28,788,776        $     17,998,488       $ 25,536,716     $ 27,657,135      $     16,069,111


Assumed                -                     -                       -                  -                -                     -


Ceded        (31,213,385)          (23,893,153)            (13,360,328)       (17,234,000)     (19,945,331)           (8,301,131)
            -------------      ---------------        ----------------        -----------     ------------      ----------------


Net         $  1,947,182        $     4,895,623        $      4,638,160        $ 8,302,716    $  7,711,804      $      7,767,980
            ============        ===============       =================       ============    ============      ================


Other amounts:
                                                              DECEMBER 31, 2002
                                                              -----------------

Reinsurance recoverable on unpaid losses and loss                 $5,634,455
adjustment expenses
Reinsurance recoverable on paid losses                             3,264,702
Unearned premiums ceded                                           16,935,162
                                                               -------------
Prepaid reinsurance premiums and reinsurance recoverable         $25,834,319
                                                               =============

Reinsurance payable                                               $1,046,813
                                                               =============

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Three reinsurers have unsecured balances greater than 10% of the total amounts of prepaid reinsurance premiums and reinsurance recoverables. The balance for those reinsurers are $5,363,000, $5,102,000, and $2,827,000. As of December 31, 2002, UPCIC has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.


NOTE 5 - INVESTMENTS

Major categories of net investment income are summarized as follows:



                                            Year Ended             Year Ended
                                        December 31, 2002      December 31, 2001
                                        -----------------      -----------------

Debt securities held-to-maturity        $        237,440       $        241,913
Common stocks                                      2,040                  1,294
Cash and cash equivalents                        130,951                361,243
                                       -----------------      ------------------
                                                 370,431                604,450
Investment expenses                               12,808                 25,547
                                       -----------------      ------------------
                                        $        357,623       $        578,903
                                       =================      ==================



Proceeds from the sale of equity securities during 2002 and 2001 were $0 and $23,195, respectively. Gross gains on the sale of securities during 2002 and 2001 were $81,299 and $11,215, respectively. Gross losses on the sale of securities during 2002 and 2001 were $2,644 and $7,881, respectively.

The aggregate amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value as of December 31, 2002 for available-for-sale and held-to-maturity securities by major security type are as follows:

                                      Cost or            Gross               Gross                Fair
                                   Amortized Cost   Unrealized Gains   Unrealized Losses          Value
                                   --------------   ----------------   -----------------     ---------------

Available-for-sale securities:

Equity securities                $        303,952                  -    $       (74,672)     $       229,280
                                 ================  =================    ================     ===============

Held-to-maturity securities:

US government agencies           $        100,614  $           6,823    $             -      $       107,437
Mortgage backed securities       $        233,885              9,042             (1,613)             241,314
                                 ----------------  -----------------    ----------------     ---------------
  Total                          $        334,499  $          15,865    $        (1,613)     $       348,751
                                 ================  =================    ================     ===============




The scheduled maturities of held-to-maturity securities at December 31, 2002 were as follows:

                                               Amortized
                                                  Cost              Fair Value
                                               ----------           ----------
Due after one year through five years            $100,614             $107,437
Due after five years through ten years                  -                    -
Due after ten years                               233,885              241,314
                                               ----------           ----------
     Total                                       $334,499             $348,751
                                               ==========           ==========

The preceding data is based on the stated maturities of the securities. Actual maturities may differ as borrowers may have the right to call or prepay obligations.

At December 31, 2002, investments with a carrying value of $1,500,000 were on deposit with regulatory authorities.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2002 consisted of the following:


        Computers                                       $   434,812
        Furniture                                            83,572
        Automobiles and equipment                           747,197
                                                        -----------
        Total cost                                        1,265,581
        Less: Accumulated depreciation                     (475,368)
        Net carrying value                              $   790,213
                                                        ===========




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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC's policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions such as hurricanes and tropical storms. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2002 was approximately $4.7 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 4.

Management believes that the liabilities for claims and claims expense at December 31, 2002 is appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                     Year Ended                 Year Ended
                                  December 31, 2002          December 31, 2001
                                  -----------------          -----------------

Balance at beginning of year       $    6,246,867            $    3,468,124

Less reinsurance recoverable           (3,278,316)               (2,094,643)
                                   --------------            --------------

Net balance at beginning of year        2,968,551                 1,373,481
                                   --------------            --------------
Incurred related to:
  Current year                          3,908,724                 7,344,980
  Prior years                             729,436                   423,000
                                   --------------            --------------

Total incurred                          4,638,160                 7,767,980
                                   --------------            --------------
Paid related to:
   Current year                         2,894,786                 4,790,090
   Prior years                          3,121,625                 1,382,820
                                   --------------            --------------
Total paid                              6,016,411                 6,172,910
                                   --------------            --------------

Net balance at end of year              1,590,300                 2,968,551
 Plus reinsurance recoverable           5,634,455                 3,278,316
                                   --------------            --------------

Balance at end of year             $    7,224,755            $    6,246,867
                                   ==============            ==============


The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, at December 31, 2002 and December 31, 2001 were increased in the following year by $729,436 and 423,000, respectively, for claims that had occurred on or prior to the balance sheet date. This unfavorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were more than expected.

NOTE 8 - LOANS PAYABLE

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

Loans payable at December 31, 2002 also consists of the following bank loans secured by the respective assets: a boat loan for $142,394, principal due in May 2011, with interest paid monthly at 8.8%, and several vehicle loans totaling $301,690, principal due from January 2003 to September 2004, with interest paid monthly ranging from 7.5% to 10%.

Loan repayments are due as follows:


        2003            519,990

        2004             65,130

        2005             13,578

        2006             14,822

        2007             14,822

  Thereafter             71,090
                  -------------
                  $     699,432
                  =============




NOTE 9 - REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive supervision and regulation by the DOI. The Florida Insurance Code (the "Code") requires that UPCIC maintain minimum statutory surplus of $4,000,000. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the State of Florida.

On December 31, 1997, UPCIC entered into a consent order with the DOI related to the issuance of its certificate of authority (the "Consent Order"). Under the terms of the Consent Order, during its first four years of operations, UPCIC could only pay dividends on its common stock approved in advance and in writing by the DOI. No dividends were declared or paid by UPCIC on its common stock during 2002 or 2001. The Consent Order also required that UPCIC obtain prior written approval of the DOI before amending, updating, or changing any managing general agent contracts. During 2001, UPCIC amended the contract with its managing general agent, Universal Risk Advisors, Inc., in regards to the calculation of the management fee and in 2002 to assume the management company functions formerly performed by Universal Property & Casualty Management, Inc. ("Universal Management"). These amendments have been submitted to the Department of Insurance for approval.

On January 16, 1998, UPCIC entered into a consent order with the DOI related to participation in the JUA depopulation program (the "Depopulation Consent Order"). Under the Depopulation Consent Order, UPCIC was required to maintain catastrophe reinsurance up to its 100 year Probable Maximum Loss with reinsurers who are authorized and/or approved or approved in advance and in writing by the DOI. The Depopulation Consent Order also required UPCIC to materially abide by its depopulation plan submitted to the DOI, which limited UPCIC's depopulation assumptions to 30,000 policies. The premium limits and surplus requirements impacted UPCIC's potential growth. UPCIC's ability to exceed these limitations will be subject to its ability to continue to renew policies transferred from the Takeout Program and attract additional policyholders from the voluntary insurance market as well as maintaining capital and surplus to support its underwriting program. As of December 31, 2001 UPCIC was in compliance with requirements of the Consent Order and the Depopulation Consent Order. The Consent Order expired December 31, 2001. The Depopulation Consent Order expired January 16, 2001.

The following schedule reconciles statutory net loss and surplus of UPCIC as reported in the 2002 and 2001 annual statements filed with the DOI, prepared on the basis of statutory accounting principles, to UPCIC's net loss for the years ended December 31, 2002 and 2001 and stockholders' equity under GAAP at December 31, 2002:

                                                             Year Ended                     Year Ended
                                                          December 31, 2002             December 31, 2001
                                                          -----------------             -----------------
                                                     NET LOSS           SURPLUS              NET LOSS
                                                     --------           -------              --------
Balance per statutory financial statement,
  as originally filed                             $  (475,329)       $  4,741,628       $   (1,133,115)
Increase allowance for other receivables                   -                 -                 (91,078)
Increase accrued expenses                                  -                 -                 (99,758)
Decrease liability for losses                              -                 -                  69,494
Increase deferred income tax asset                         -                 -                  53,343
                                                  ------------       ------------       --------------
Balance per statutory financial
    statement, as adjusted                           (475,329)          4,741,628           (1,201,114)

Deferred policy acquisition costs                    (529,942)               -              (1,268,725)
Deferred income taxes                                  81,232             159,456              287,228
Policy assessment                                     287,332             287,332                  -
Increase non admitted assets                               -              656,839                  -
Other                                                      -               (9,776)                 -
                                                 ------------        ------------       --------------

Balance in conformity with GAAP                  $   (636,707)       $  5,835,479           (2,182,611)
                                                 ============        ============       ==============



NOTE 10 - RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance and administration functions for UPCIC were previously performed by Universal Management pursuant to a Management Agreement dated June 2, 1997 and Addenda thereto dated June 12, 1997 and June 1, 1998. Universal Management is a wholly-owned subsidiary of American European
Group, Inc., a Delaware insurance holding company. UPCIC and Universal Management terminated the management agreement effective as of January 15, 2002. During the year ended December 31, 2001, UPCIC incurred administrative costs to Universal Management of $911,449. Services previously provided by Universal Management to UPCIC under the management agreement are now performed by UPCIC, Universal Risk Advisors, Inc., a wholly-owned subsidiary of the Company, and unaffiliated third parties.

As of December 31, 2002, corporate counsel held $290,000 in trust, for the benefit of the Company, which funds were placed in trust in connection with a dispute involving a Company director and an unrelated entity. These funds are included in cash and cash equivalents as of December 31, 2002.

NOTE 11- INCOME TAX PROVISION

Since its inception, the Company has incurred cumulative tax-operating losses. Therefore, the Company has not incurred any significant income tax liabilities during that time. As of December 31, 2002, the Company had net operating loss carryforwards totaling approximately $8,976,000 which are available to offset future taxable income, if any, through 2021.

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2002 and 2001:



                                                         2002            2001
                                                         ----            ----

      Statutory federal income tax rate                  34.0%           34.0%

      Increases (decreases) resulting from:
               Change in valuation allowance            (27.7%)         (36.7%)
               Other                                     (6.3%)           2.7%
                                                     ---------         -------
      Effective tax rate                                  0.0%            0.0%
                                                     =========         =======

Deferred income taxes at December 31, 2002 are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

            Deferred income tax assets:
                            Net operating loss carryforward        $ 3,378,000
                            Unearned premiums                          112,000
                            Unpaid losses                               69,000
                            Organizational costs                        20,000
                                                                 --------------
                                                                     3,579,000
                                                                 --------------

            Deferred income tax liabilities:
                            Property, plant and equipment            (56,000)
                                                                 --------------


                                                                     (56,000)
                                                                 --------------

            Net deferred income tax asset                            3,523,000
            Less: valuation allowance                               (3,523,000)
                                                                 --------------
            Net deferred income tax asset                          $         -
                                                                 ==============

The Company has prepared projections that indicate it may generate some amount of income from operations in the future. However, a valuation allowance is deemed necessary because management does not believe that is more likely than not that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred tax asset shown above in the near term.

The remaining net operating loss carryforwards will expire as follows:


             Expiration

                2007                                   $    328,000
                2008                                      1,010,000
                2009                                      1,116,000
                2010                                        677,000
                2011                                      1,570,000
                2012                                      1,379,000
                2013                                          5,000
                2020                                      1,229,000
                2021                                      1,258,000
                2022                                        404,000
                                                 ------------------
                                                       $  8,976,000
                                                 ==================


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

A summary of the option activity for the years ended December 31, 2002 and 2001 is presented below:

                                                                                                            Weighted
                                                                                                            Average
                                      Number                  Option Price Per Share           Number       Exercise
                                      of Shares            Low          High      Weighted     of Shares      Price
                                      ---------            ---          ----      --------     ---------      -----
Outstanding January 1, 2001         6,268,624          $   0.63      $  22.00    $   1.30       6,268,624     $  1.30

Granted                               570,000          $   0.50      $   1.00    $   0.59
                                 ------------
Outstanding December 31, 2001       6,838,624          $   0.50      $  22.00    $   1.24       6,838,624     $  1.24

Granted                               230,000          $   0.04      $   0.50    $   0.09
                                 ------------
Outstanding December 31, 2002       7,068,624          $   0.04      $  22.00    $   1.20       7,068,624     $  1.20
                                 ============

The following table summarizes the information about options outstanding at December 31, 2002:

                  OPTIONS OUTSTANDING AND EXERCISABLE
                  -----------------------------------

                                         Weighted Average
                                            Remaining          Weighted
     Range of            Number          Contractual Life       Average
 Exercise Prices       Outstanding          (In Years)      Exercise Price
 ---------------       -----------          ----------      --------------

  $.0.04 - $1.87        6,890,000              5.1                   $1.12

  $2.88 - $3.88           142,999              2.4                   $3.39

  $6.00 - $22.00           35,625              1.0                  $14.52
                  ---------------
                        7,068,624
                  ===============


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

A summary of the option activity of the Tigerquote.com Plan for the years ended December 31, 2002 and 2001 is presented below:

                                                                                                            Weighted
                                                                                                            Average
                                      Number                  Option Price Per Share           Number       Exercise
                                      of Shares            Low          High      Weighted     of Shares      Price
                                      ---------            ---          ----      --------     ---------      -----
Outstanding January 1, 2001           835,000          $   0.50      $   0.50    $   0.50         835,000     $  0.50

Granted                                     -          $      -      $      -    $      -               -           -
                                 ------------
Outstanding December 31, 2001         835,000          $   0.50      $   0.50    $   0.50         835,000     $  0.50

Granted                                     -          $      -      $      -    $      -               -           -
                                 ------------

Outstanding December 31, 2002         835,000          $   0.50      $   0.50    $   0.50         835,000     $  0.50
                                 ============

The following table summarizes the information about options outstanding at December 31, 2002:

                  OPTIONS OUTSTANDING AND EXERCISABLE
                  -----------------------------------

                                         Weighted Average
                                            Remaining          Weighted
     Range of            Number          Contractual Life       Average
 Exercise Prices       Outstanding          (In Years)      Exercise Price
 ---------------       -----------          ----------      --------------
      $.0.50               835,000             7.25              $0.50
                       -----------
                           835,000
                       ===========




As described in Note 2, the Company accounts for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended December 31, 2002 and 2001 for options granted to employees and directors as the exercise prices for stock options granted are equal to their fair market value at the time of grant. The Company expenses the fair value (as determined at the grant date) of options and warrants granted to non-employees over the vesting period. Had compensation cost for options granted to employees and directors been determined in accordance with the fair value provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                           Year Ended             Year Ended
                                       December 31, 2002      December 31, 2001
                                       -----------------      -----------------

     Net income (loss):
       As reported                     $       71,051        $    (3,039,350)
       Pro forma                            (305,141)        $    (3,415,783)
     Net income (loss) per share:
     Basic
       As reported                    $          0.00         $        (0.21)
       Pro forma                      $        (0.02)         $        (0.23)
     Diluted
       As reported                    $          0.00         $        (0.21)
       Pro forma                      $        (0.02)         $        (0.23)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   Option   Pricing  Model  with  the  following   weighted-average
assumptions.

                                         Year Ended              Year Ended
                                      December 31, 2002       December 31, 2001
                                      -----------------       -----------------
       Dividend yield                        0.00%                     0.00%
       Expected life of option             5 years                   5 years
       Risk free interest rate               6.50%                     6.50%
       Expected volatility                 126.03%                   104.69%

Using the Black-Scholes Pricing Model, the estimated weighted average fair value per option granted during the years ended December 31, 2002 and 2001 was $0.05 and $0.12, respectively.

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

WARRANTS

A summary of the warrant activity for the years ended December 31, 2002 and 2001 is presented below:

                                                               Warrants Exercisable
                                                                                               Weighted      Weighted
                                                                                                Average      Average
                                          Number              Warrant Price Per Share           Number       Exercise
                                         of Shares         Low          High      Weighted     of Shares      Price
                                         ---------         ---          ----      --------     ---------      -----
Outstanding January 1, 2001          $   4,393,652        0.75          6.00        1.34         4,393,652    1.34

Granted                                         -            -             -           -
                                     ------------------
Outstanding December 31, 2001        $   4,393,652        0.75          6.00        1.34         4,393,652    1.34

Granted                                          -           -             -           -
                                     ------------------
Outstanding December 31, 2001            4,393,652        0.75          6.00        1.34         4,393,652    1.34
                                     ==================


The following table summarizes the information about warrants outstanding at December 31, 2002:



                  WARRANTS OUTSTANDING AND EXERCISABLE
                  ------------------------------------

                                           Weighted Average
                                               Remaining          Weighted
     Range of              Number          Contractual Life       Average
 Exercise Prices        Outstanding           (In Years)       Exercise Price
 ---------------        -----------           ----------       --------------
  $.0.75 - $1.50         3,614,109                2.0                     $1.01

  $1.75 - $6.00            779,543                2.9                     $2.84
                    --------------
                         4,393,652
                    ==============


No warrants were issued in 2001 or 2002.

OTHER STOCK ISSUANCES

During the year ended December 31, 2002, the Company issued 6,782,330 shares of Common Stock in conjunction with amendments approved by the Board of Directors to the employment agreement between the Company and Bradley I. Meier, the Company's President, whereby Mr. Meier converted salary and accrued vacation into shares of common stock. The shares were issued to Mr. Meier in private transactions performed in accordance with the terms of the amendments and pursuant to Section 4(2) of the Securities Act of 1933 as amended. During the year ended December 31, 2001, the Company issued no shares of Common Stock

STOCK GRANTOR TRUST

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

In 1997 the Company entered into a four-year employment agreement with the President of the Company. Under the terms of the employment agreement, the President will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year with a 5% annual increase. Additionally, pursuant to the employment agreement, and during each year thereof, the President is entitled to a bonus equal to 3% of pretax profits up to $5,000,000 and 4% of pretax profits in excess of $5,000,000. On May 4, 2001, Addendum No. 3 to the employment agreement was approved by the Board of Directors, whereby Mr. Meier was entitled to receive an additional fifteen (15%) percent increase in his base compensation in addition to the cumulative base compensation and increase calculated at the beginning of 2001, retroactive to January 1, 2001; and for each successive year of the term of the employment agreement the base compensation as adjusted by previous increase(s) shall be increased by ten (10%) percent. The employment agreement contains non-competition and non-disclosure covenants. Under the terms of the agreement in 1999, the President was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.00 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years. The exercise price of the options equaled the market price of the Company's Common Stock at the date of grant. In addition, the agreement may be extended for an additional two years at the option of the President. See Note 12 for disclosure regarding 2002 stock issuance under this agreement.

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

Universal Management performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. Such fees would amount to approximately $672,000 as of December 31, 2002. As of December 31, 2002, UPCIC has recorded a receivable from Universal Management representing the management fees remitted on the basis of premiums earned subsequent to the termination date, and has provided an allowance for doubtful accounts for the entire receivable. The parties are trying to settle the matter out of court. The terms of the settlement have not yet been finalized accordingly, the Company has not accrued a liability with respect to the management fees claimed by Universal Management.

NOTE 15 - EARNINGS PER SHARE

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income (loss) for the years ended December 31, 2002 and 2001.


                                                                 Year                                             Year
                                                                Ended                                             Ended
                                                           December 31, 2002                                 December 31, 2001
                                                          -----------------                                 -----------------
                                            Loss                                          Loss
                                        Available to                                   Available to
                                           Common                                         Common
                                        Stockholders                    Per Share      Stockholders                      Per Share
                                           Amount          Shares        Amount           Amount             Shares        Amount
                                           ------          ------        ------           ------             ------        ------
Net income (loss)                      $   71,051                                      $ (3,039,350)
Less: Preferred stock dividends          (49,950)                                           (49,950)
                                       ----------                                     --------------

Income (loss) available
to common stockholders                     21,101       15,600,921      $   0.00         (3,089,300)       14,698,000     $   (0.21)
                                                                        ========                                          ==========
Effect of dilutive securities:
Stock options and warrants                      -            4,710          -                   -                -               -
Preferred stock                            49,950          568,325          -                   -                -               -
                                       ----------       ----------      --------      --------------    -------------     ----------

Income (loss) available to common
stockholders and assumed
conversion                             $   71,051       16,173,956      $   0.00      $  (3,089,300)       14,698,000     $   (0.21)
                                       ==========       ==========      ========      ==============    =============     ==========


Options and warrants totaling 11,457,566 and 11,232,276 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the years ended December 31, 2002 and 2001, respectively.

                                  EXHIBIT 21.1

                              LIST OF SUBSIDIARIES

Capital Resources Group, Ltd.
Coastal Homeowners Insurance Specialists, Inc.
Pinpoint Adjusting Corporation
Pinpoint Inspection Corporation
Pinpoint Property Appraisal Corporation
Pinpoint Residential Inspection Corporation
Quoters, Inc.
Tiger Home Services, Inc.
Tigerquote.com Insurance & Financial Services Group, Inc.
Tigerquote.com Insurance Solutions, Inc.
Tigerquote.com Insurance Solutions of Arizona, Inc.
Tigerquote.com Insurance Solutions of California, Inc.
Tigerquote.com Insurance Solutions of Colorado, Inc.
Tigerquote.com Insurance Agency of Georgia, Inc.
Tigerquote.com Insurance Solutions of Illinois, Inc.
Tigerquote.com Insurance Solutions of Indiana, Inc.
Tigerquote.com Insurance Solutions of Iowa, Inc.
Tigerquote.com Insurance Solutions of Kentucky, Inc.
Tigerquote.com Insurance Solutions of Michigan, Inc.
Tigerquote.com Insurance Solutions of Missouri, Inc.
Tigerquote.com Insurance Solutions of Nevada, Inc.
Tigerquote.com Insurance Agency of New York, Inc.
Tigerquote.com Insurance Solutions of Ohio, Inc.
Tigerquote.com Insurance Solutions of Oregon, Inc.
Tigerquote.com Insurance Solutions of Pennsylvania, Inc.
Tigerquote.com Insurance Solutions of Tennessee, Inc.
Tigerquote.com Insurance Solutions of Texas, Inc.
Tigerquote.com Insurance Solutions of Vermont, Inc.
Tigerquote.com Insurance Solutions of Virginia, Inc.
Tigerquote.com Insurance Solutions of Washington, Inc.
Tigerquote.com Insurance Services of Wisconsin, Inc.
Tigerquote.com Life Managing General Agency, Inc.
Tigerquote.com Managing General Agency, Inc.
US Insurance Solutions, Inc.
Universal Adjusting Corporation
Universal Florida Insurance Agency, Inc.
Universal Inspection Corporation
Universal Insurance Holding Company of Florida
Universal Life Support Corporation
Universal Property & Casualty Insurance Company
Universal Risk Advisors
Universal Risk Life Advisors, Inc.
USA Insurance Solutions, Inc.