Form 10QSB
period 2003-03-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2003-05-14
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2003

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


        Yes [X] No [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 25,576,914 shares of common stock as of May 1, 2003.

        Transitional Small Business Disclosure Format   Yes __   No  X
                                                                    ----

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                       ----------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item  1.   Financial Statements
-------    --------------------

      The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                           $ 5,569,027
Debt securities held-to-maturity (fair-value of $274,109)               262,763
Equity securities available for sale (cost of $303,281)                 156,656
Prepaid reinsurance premiums and reinsurance recoverables            26,350,229
Premiums and other receivables                                          592,881
Investments in real estate                                              253,632
Property, plant and equipment, net                                      773,832
                                                               -----------------
Total assets                                                       $ 33,959,020
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                         $  8,560,555
Unearned premiums                                                    17,884,557
Accounts payable                                                      1,161,238
Reinsurance payable                                                     965,846
Other accrued expenses                                                1,046,300
Loans payable                                                           715,201
                                                               -----------------
Total liabilities                                                    30,333,697
                                                               -----------------

COMMITMENTS AND CONTINGENCIES (Note 5)


STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
  1,000,000 shares authorized, 138,640 shares issued and
  outstanding, minimum liquidation preference of $1,419,700        $      1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
  21,676,914 shares issued and 21,468,269 shares outstanding            167,175
Common stock in treasury, at cost - 208,645 shares                     (101,820)
Additional paid-in capital                                           15,003,976
Accumulated deficit                                                 (11,298,770)
Accumulated other comprehensive loss                                   (146,625)
                                                                ----------------
Total stockholders' equity                                            3,625,323
                                                                ----------------

Total liabilities and stockholders' equity                         $ 33,959,020
                                                                ================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three                 Three
                                               Months Ended         Months Ended
                                                 March 31,            March 31,
                                                   2003                  2002
                                                   ----                  ----
PREMIUMS EARNED AND OTHER REVENUES:
   Premium income, net                         $   622,014           $ 1,884,321
   Net investment income                            28,995                96,566
   Commission revenue                              563,762               297,157
   Other revenue                                   382,748               471,518
                                               -----------           -----------
      Total revenues                             1,597,519             2,749,562
                                               -----------           -----------

OPERATING COSTS AND EXPENSES
   Losses and loss adjustment expenses             443,837             1,336,803
   General and administrative expenses           1,131,647             1,369,925
                                               -----------           -----------
      Total operating costs and expenses         1,575,484             2,706,728
                                               -----------           -----------

NET INCOME                                     $    22,035           $    42,834
                                               ===========           ===========

INCOME PER COMMON SHARE:
   Basic                                       $      0.00           $      0.00
                                               ===========           ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                          21,468,000            14,686,000
                                               ===========           ===========

INCOME PER COMMON SHARE
   Diluted                                     $      0.00           $      0.00
                                               ===========           ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                        22,036,000            15,254,264
                                               ===========           ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)


                                         Three Months Ended   Three Months Ended
                                              March 31,            March 31,
                                                 2003                 2002
                                                 ----                 ----

NET INCOME                                    $ 22,035             $ 42,834

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on
  available-for-sale securities                (65,987)              24,344
                                              ---------             -------

COMPREHENSIVE INCOME                          $(43,952)             $67,178
                                              =========             =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Three            Three
                                                                 Months Ended     Months Ended
                                                                March 31, 2003   March 31, 2002
                                                                --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    22,035     $    42,834
    Adjustments to reconcile net income
        to cash (used in) provided by operations:
    Amortization and depreciation                                     61,028          52,956
    Net accretion of bond premiums and discounts                         284          (2,793)
Net change in assets and liabilities relating to operating
  activities:
    Prepaid reinsurance premiums and reinsurance recoverables       (515,910)      1,886,025
    Premiums and other receivables                                   608,693         177,397
    Reinsurance payables                                             (80,967)     (3,327,902)
    Deferred policy acquisition costs                                    -          (364,147)
    Accounts payable                                                (173,981)       (787,309)
    Other accrued expenses                                            72,852         (49,026)
    Accrued taxes, licenses and fees                                     -           (69,376)
    Unpaid losses and loss adjustment expenses                     1,335,800      (1,458,827)
    Unearned premiums                                               (540,472)        996,700
                                                                 ------------    ------------

Net cash provided by (used in) operating activities                  789,362      (2,903,468)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 -           (15,974)
    Purchase of real estate                                              -          (110,812)
    Proceeds from maturities of debt securities held to maturity      72,122         312,175
    Proceeds from disposal of fixed assets                            46,030             -
    Sale of real estate                                               70,311             -
                                                                 ------------    ------------

Net cash provided by  investing activities                           188,463         185,389
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Preferred stock dividend                                         (12,487)            -
    Repayments of loans payable                                     (234,231)        (37,690)
    Proceeds from loans payable                                      250,000             -
                                                                 ------------    ------------

Net cash provided by (used in) financing activities                    3,282         (37,690)
                                                                 ------------    ------------

NET INCREASE (DECREASE)  IN CASH AND CASH                            981,107      (2,755,769)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of period                     4,587,920      10,481,699
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, End of period                         $ 5,569,027     $ 7,725,930
                                                                 ============    ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

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

The condensed consolidated balance sheet of the Company as of March 31, 2003, the related condensed consolidated statements of operations and comprehensive operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF -BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first three months of 2003.

NEW ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which establish accounting and reporting standards for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives be tested for impairment on an annual basis rather than amortized. The Company adopted the provisions of these statements in the first quarter of 2002 which did not have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company adopted SFAS No. 144 in the first quarter of 2002 which did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This Statement, which is effective for years ending after December 15, 2002, amends Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. However, the enhanced disclosure provisions as defined by SFAS No. 148 are effective for the quarter ended March 31, 2003. There was no stock based compensation during the quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Management has reassessed the critical accounting policies as disclosed in our 2002 Annual Report to Stockholders on Form 10-K and determined that no changes, additions, or deletions are needed to the policies as disclosed. Also there were no significant changes in our estimates associated with those policies.

RISKS AND UNCERTAINTIES. The Company's business could be affected by regulatory and competitive restrictions on pricing for new and renewal business, the cost of catastrophic reinsurance, adverse loss experience and federal and state legislation or governmental regulations of insurance companies. Changes in these areas could adversely affect the Company's operations in the future.

Management attributes recent operating losses and increasing loss ratios of UPCIC primarily to higher than expected costs of catastrophic reinsurance and adverse loss experience in the homeowners line of business. Management has taken the following actions to improve and strengthen UPCIC's financial condition. Premium rate increases of approximately 7% and 9% were implemented in July, 2001 and April, 2002, respectively. UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. The Company has achieved more favorable ceding commission terms on its quota share reinsurance program. UPCIC was also able to obtain a less expensive catastrophic reinsurance program for 2002 - 2003.

In addition to the actions described above, the Company terminated its outside management agreement in January, 2002. The Company believes that this will enhance UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities, as well as reducing overall management expenses.

Management believes the implementation of, and results attributable to, the actions described above, along with the capital contribution to UPCIC of $1,768,000 in 2002, removes the substantial doubt associated with UPCIC's ability to continue as a going concern for a reasonable period of time, as UPCIC has met the minimum statutory requirements for surplus as regards policyholders as of March 31, 2003. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to renew its reinsurance program under as favorable terms, or that the Company will be able to achieve profitability.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At March 31, 2003, the Company had unearned premiums totaling $17,884,557.

Effective January 15, 2002, UPCIC and Universal Property and Casualty Management, Inc. ("Universal Management"), an unaffiliated managing agency, terminated their prior management agreement so that services previously provided by Universal Management are now provided by UPCIC, Universal Risk Advisors, Inc. and unaffiliated third parties. Universal Risk Advisors, Inc. is an affiliated managing general agency that provides the Company with management and personnel for UPCIC's underwriting, together with support offices, equipment and services.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 2003, deferred policy acquisition costs amounted to $0 due to the effect of deferred reinsurance commissions.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at March 31, 2003.

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

Liabilities for unpaid claims and claims adjustment expenses are based on estimates of ultimate cost of settlement. Changes in claims estimates resulting from the continuous review process and differences between estimates and ultimate payments are reflected in expense for the period in which the revision of these estimates first becomes known. UPCIC estimates claims and claims expenses based on its historical experience and payment and reporting patterns for the type of risk involved. These estimates are continuously reviewed by UPCIC's management professionals and any resulting adjustments are reflected in operations for the period in which they are determined.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of March 31, 2003 was approximately $4.8 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2002, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, UPCIC originally ceded 80% of its gross written premiums, losses and loss adjustment expenses with a ceding commission equal to 26% of ceded gross written premium. In addition, the quota share treaty has a limitation for any one occurrence of $2,000,000. Effective September 30, 2002, UPCIC amended its quota share reinsurance treaty to cede an additional 10% of its gross written premium. Effective June 1, 2002, UPCIC entered into an excess per risk agreement. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $2,600,000 limit applies to any one-loss occurrence.

Effective June 1, 2002, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $30,000,000 in excess of $2,000,000 covering certain loss occurrences including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund. The coverage is for approximately $55,000,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                         Three Months Ended                    Three Months Ended
                         March 31, 2003                        March 31, 2002
                         --------------                        --------------

                                          Loss                                     Loss
                                          and Loss                                 and Loss
             Premiums      Premiums       Adjustment    Premiums       Premiums    Adjustment
             Written       Earned         Expenses      Written        Earned      Expenses
Direct      $7,537,402    $8,077,875     $3,704,202    $7,912,989     $6,916,289  $2,900,417
Ceded       (7,033,955)   (7,455,861)    (3,260,365)   (3,956,495)    (5,031,968) (1,563,614)
            -----------  ------------    -----------   -----------    ----------- -----------
Net           $503,447      $622,014       $443,837    $3,956,494     $1,884,321  $1,336,803
             =========      ========       ========    ==========     ==========  ==========

Other Amounts:
                                                                 March 31, 2003
                                                                 --------------

Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                   $  8,871,126
Unearned premiums ceded                                            16,513,257
                                                                   ----------
Prepaid reinsurance premiums and reinsurance recoverable         $ 25,384,383
                                                                   ==========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at March 31, 2003. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 4 - LOAN PAYABLE

On May 29, 2002, Universal Insurance Holdings, Inc. entered into a Senior Promissory Note with Renaissance Reinsurance LTD. for the principal sum of $750,000 payable in 12 monthly installments of $62,500. Interest accrues on the unpaid balance of the principal amount at a fixed annual rate of 9%. Universal Risk Advisors, Inc. signed as guarantor of the note. The loan amount was contributed to UPCIC as additional paid in capital. Loans payable also consists of various bank loans secured by the respective asset for which they are subject to and amounts loaned by vendors.

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

NOTE 6 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the three months ended March 31, 2003 and March 31, 2002, respectively, follows:

                                                  Three Months Ended
                                        March 31, 2003          March 31, 2002
                                        --------------          --------------

     Basic EPS                            21,468,000              14,686,000
     Effect of assumed conversion of
       common stock equivalents              568,000                 568,000
                                             -------                 -------

     Diluted EPS                          22,036,000              15,254,000

      Options and warrants to purchase approximately 11,462,000 and 11,262,000 shares of common stock were outstanding during the three months ended March 31, 2003 and March 31, 2002, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

      Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense was included in the determination of net income for the three months ended March 31, 2003 and March 31, 2002. Had compensation cost for stock options been recognized based on the fair value at the grant dates for the options, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as indicated in the table below.

                                                  Three Months Ended
                                        March 31, 2003          March 31, 2002
                                        --------------          --------------

     Net income (loss)
       As reported                         $22,035                 $42,834
       Pro forma                          $(75,828)               $(54,836)
     Basic and diluted earnings
       (loss) per share
       As reported                           $0.00                   $0.00
       Pro forma                             $0.00                   $0.00

Item 2.  Management's Discussion and Analysis or Plan of Operation
------   ---------------------------------------------------------

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

OVERVIEW

      The Company is a vertically  integrated  insurance  holding  company.  The
Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's agency operations, which include Universal Florida Insurance Agency and Coastal Homeowners Insurance Specialists, Inc., generate income from commissions and the marketing of ancillary services. Universal Risk Advisors, Inc., the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's and third-party insurance products through the Company's distribution network and UPCIC. Capital Resources Group Ltd. was formed to participate in contingent capital products. Universal Risk Life Advisors, Inc. was formed to be the Company's managing general agent for life insurance products. In addition, the Company has formed an independent claims adjusting company, Universal Adjusting Corporation, which adjusts UPCIC claims in certain geographic areas, and an inspection company, Universal Inspection Corporation, which performs property inspections for homeowners' policies underwritten by UPCIC.

      The Company has formed  subsidiaries that specialize,  or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. is an Internet insurance lead generating network, and its wholly-owned subsidiary Tigerquote.com Insurance Solutions, Inc., is a network of Internet insurance agencies. At March 31, 2003, agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

      The Company has also formed Tiger Home Services, Inc., which furnishes pest control, pool services, landscaping, house cleaning and hurricane shutters to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida.

FINANCIAL CONDITION

      Cash and cash equivalents at March 31, 2003 aggregated $5,569,027. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

      UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At March 31, 2003, UPCIC's investments were comprised of $5,569,027 in cash and repurchase agreements, $262,763 in fixed maturity securities and $156,656 in equity securities.

      Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 50% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 46,000 homeowners and dwelling fire insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with the Company's reinsurers and their utilization of catastrophe model utilizing Risk Management Solutions (RMS). To diversify UPCIC's product lines, management may consider underwriting personal umbrella liability policies in the future. Any such program will require the approval of the Florida Department of Insurance.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31, 2002

      Gross premiums written decreased 4.7% to $7,537,402 for the three month period ended March 31, 2003 from $7,912,989 for the three month period ended March 31, 2002. The decrease in gross premiums written is primarily attributable to non-renewal of certain policies in high exposure areas in the first quarter of 2003 and was partially mitigated by premium rate increases.

      Net premiums earned decreased 67.0% to $622,014 for the three month period ended March 31, 2003 from $1,884,321 for the three month period ended March 31, 2002. The decrease is primarily due to the change in the reinsurance program effective June 1, 2002.

      Investment income decreased 70.0% to $28,995 for the three month period ended March 31, 2003 from $96,556 for the three month period ended March 31, 2002. The decrease is primarily due to the lower interest rate environment and lower investment balances during the three months ended March 31, 2003.

      Other revenue decreased 18.8% to $382,748 for the three month period ended March 31, 2003 from $471,518 for the three month period ended March 31, 2002. The decrease is primarily attributable to a decrease in revenue generated by Tigerquote.com for leads sold over the Internet during the three months ended March 31, 2003.

      Commission income increased 89.7% to $563,762 for the three month period ended March 31, 2003 from $297,157 for the three month period ended March 31, 2002. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations. The increase is primarily attributable to an increase in commissions from agency operations.

      Losses and loss adjustment expenses ("LAE") incurred decreased 66.8% to $443,837 for the three month period ended March 31, 2003 from $1,336,803 for the three month period ended March 31, 2002. Losses and LAE incurred decreased due to changes related to the Company's reinsurance program. The Company's direct loss ratio for the three month period ended March 31, 2003 was 45.9% compared to 41.9% for the three month period ended March 31, 2002. The Company's direct loss ratio increased principally due to the higher frequency and severity of claims in the three months ended March 31, 2003. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

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

      General and administrative expenses decreased 17.4% to $1,131,647 for the three month period ended March 31, 2003 from $1,369,925 for the three month period ended March 31, 2002. General and administrative expenses have decreased mainly due to higher ceding commissions on premiums ceded to reinsurers.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of cash flow are premium revenues and investment income.

      For the three month period ended March 31, 2003, cash flows provided by operating activities were $789,362. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from  investing  activities  are  primarily  comprised  of  proceeds  from maturities of debt securities held to maturity and sale of real estate. Cash flows from financing activities primarily relate to Company borrowings. The Company is party to a senior Promissory Note with a reinsurer for $750,000 payable in 12 monthly installments through July 2003. The funds were used to make an additional capital contribution to UPCIC. Payments have been made in a timely manner. In January 2003, loans in the amount of $250,000 were made to the Company by two vendors. The proceeds from the loans are being used for working capital.

      The Company has incurred losses in the past two years. In order to improve the Company's financial position and achieve profitable operations, management has implemented rate increases for new and renewal business, has restructured the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce the cost, and has worked to reduce general and administrative expenses. In addition, management is exploring sources of additional capital, including the sale of its insurance operations.

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

      The balance of cash and cash equivalents at March 31, 2003 is $5,569,027. Most of this amount, along with readily marketable securities aggregating $419,419, would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $200,000 up to approximately the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

      Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the DOI. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of March 31, 2003. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements and expects to remain in compliance, if management's plans are successful.

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

      The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2002, based on calculations using the appropriate NAIC RBC formula, the Company's total reported adjusted capital was in excess of the requirements.

OFF-BALANCE SHEET ARRANGEMENTS

      There were no off-balance sheet arrangements during the first three months of 2003.

Item 3. Controls and Procedures
------  -----------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
-------   -----------------

      The Company did not have any reportable legal proceedings during the three months ending March 31, 2003. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management none of these lawsuits, except for the lawsuit with Universal Property and Casualty Management Company described in Note 5 to the condensed consolidated Financial Statements included herewith, are material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.   Changes in Securities
-------   ---------------------

      None.

Item 3.   Defaults upon Senior Securities
-------   -------------------------------

      None.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

      None.

Item 5.   Other Information
-------   -----------------

      Effective May 1, 2003, Irwin L. Kellner resigned from the Company's Board of Directors. The Company plans on timely filling this vacancy when a qualified candidate becomes available. The resignation was not because of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(a)   Exhibits

      Exhibit No.          Exhibit
      -----------          -------

      99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002

      11.1                 Statement Regarding Computation of Per Share Income

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  May 14, 2003                /s/ Bradley I. Meier
                                   ---------------------------------------------
                                    Bradley I. Meier, Chief Executive Officer

                                   /s/ James M. Lynch
                                   ---------------------------------------------
                                   James M. Lynch, Chief Financial Officer

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

Date: May 14, 2003                   /s/ Bradley I. Meier
                                     -------------------------------------------
                                     Bradley I. Meier, Chief Executive Officer

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

Date:   May 14, 2003                    /s/ James M. Lynch
                                        ----------------------------------------
                                        James M. Lynch, Chief Financial Officer