Form 10QSB
period 2003-06-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2003-08-13
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2003

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



      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 28,243,580 shares of common stock as of August 1, 2003.

      Transitional Small Business Disclosure Format Yes __ No X

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                       ----------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item  1.  Financial Statements
-------   --------------------

      The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                        $    5,866,727
Debt securities held-to-maturity (fair-value of $150,349)               145,940
Equity securities available for sale (cost of $296,032)                 232,200
Prepaid reinsurance premiums and reinsurance recoverables            25,594,987
Premiums and other receivables                                          712,673
Investments in real estate                                              217,715
Property, plant and equipment, net                                      735,670
                                                                 --------------
Total assets                                                     $   33,505,912
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                       $    8,097,596
Unearned premiums                                                    17,267,848
Accounts payable                                                      1,115,675
Reinsurance payable                                                   2,052,718
Other accrued expenses                                                  684,305
Loans payable                                                           480,135
                                                                 --------------
Total liabilities                                                    29,698,277
                                                                 ==============

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
 1,000,000 shares authorized, 138,640 shares issued and
 outstanding, minimum liquidation preference of $1,419,700       $        1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
 22,676,914 shares issued and 22,468,269 shares outstanding             177,175
Common stock in treasury, at cost - 208,645 shares                     (101,820)
Additional paid-in capital                                           15,003,976
Accumulated deficit                                                 (11,209,251)
Accumulated other comprehensive loss                                    (63,832)
                                                                 --------------
Total stockholders' equity                                            3,807,635
                                                                 --------------
Total liabilities and stockholders' equity                       $   33,505,912
                                                                 ==============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Six Months Ended            Three Months Ended
                                           June 30,     June 30,        June 30,      June30,
                                             2003         2002            2003         2002
                                             ----         ----            ----         ----
PREMIUMS EARNED AND OTHER REVENUES:

    Premium income, net               $  1,217,416  $  3,501,462    $    595,402  $ 1,617,141
    Net investment income                   41,452       179,272          12,457       82,706
    Commission revenue                   1,155,004       876,521         591,242      579,364
    Other revenue                          700,160       774,893         317,412      303,375
                                      ------------  ------------    ------------  -----------

          Total revenues                 3,114,032     5,332,148       1,516,513    2,582,586
                                      ------------  ------------    ------------  -----------
OPERATING COSTS AND EXPENSES
    Losses and loss adjustment
     expenses                              670,329     3,200,461         226,492    1,863,658
    General and administrative
     expenses                            2,319,662     2,795,178       1,188,015    1,425,253
                                      ------------  ------------    ------------  -----------
          Total operating costs
            and expenses                 2,989,991     5,995,639       1,414,507    3,288,911
                                      ------------  ------------    ------------  -----------

NET INCOME (LOSS)                     $    124,041  $   (663,491)   $    102,006  $  (706,325)
                                      ------------  ------------    ------------  -----------
INCOME (LOSS) PER COMMON SHARE:
    Basic                             $       0.01  $     (0.05)    $       0.00  $     (0.05)
                                      ------------  ------------    ------------  -----------
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                  22,197,000   14,686,000       22,369,000   14,886,000
                                      ------------  ------------    ------------  -----------
INCOME (LOSS) PER COMMON SHARE
    Diluted                           $       0.01  $     (0.05)    $       0.00  $     (0.05)
                                      ------------  ------------    ------------  -----------
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                22,765,000   14,686,000       22,937,000   14,686,000
                                      ------------  ------------    ------------  -----------

The accompanying notes to condensed  consolidated  financial  statements are an integral part of these statements.

                                            4

                       UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                           (Unaudited)

                                             Six Months Ended            Three Months Ended
                                           June 30,     June 30,        June 30,      June30,
                                             2003         2002            2003         2002
                                             ----         ----            ----         ----
NET INCOME (LOSS)                     $    124,041  $  (663,491)    $    102,006  $  (706,325)

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss)
on available-for-sale securities            10,839       22,834           82,793       (1,510)
                                      ------------  ------------    ------------  ------------
COMPREHENSIVE INCOME (LOSS)           $    134,880  $  (640,657)    $    184,799  $  (707,835)
                                      ============  ============    ============  ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                            5

              UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months       Six Months
                                                       Ended            Ended
                                                   June 30, 2003  June 30, 2002
                                                   ------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $    124,041     $  (663,491)
   Adjustments to reconcile net income (loss)
       to cash (used in) provided by operations:
   Amortization and depreciation                        123,207         113,127
   Net accretion of bond premiums and discounts           5,441         (10,234)
Net change in assets and liabilities relating
  to operating activities:
    Prepaid reinsurance premiums and reinsurance
     recoverables                                       239,332      (9,172,201)
    Premiums and other receivables                      488,901         198,713
    Reinsurance payables                              1,005,905       6,191,101
    Deferred policy acquisition costs                        -          153,787
    Accounts payable                                   (219,544)         63,807
    Other accrued expenses                             (289,143)         14,149
    Accrued taxes, licenses and fees                         -         (189,728)
    Unpaid losses and loss adjustment expenses          872,841        (761,714)
    Unearned premiums                                (1,157,181)        554,898
                                                   -------------    ------------
Net cash provided by (used in) operating
  activities                                          1,193,800      (3,507,786)
                                                   -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     -          (52,101)
    Purchase of real estate                                  -         (255,487)
    Proceeds from maturities of debt securities
     held to maturity                                   191,037         559,968
    Proceeds from disposal of fixed assets               22,013              -
    Sale of real estate                                 106,228              -
                                                   -------------    ------------

Net cash provided by investing activities               319,278         252,380
                                                   -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Preferred stock dividend                            (24,974)             -
    Repayments of loans payable                        (469,297)             -
    Proceeds from loans payable                         250,000         673,315
    Issuance of common stock                             10,000              -
                                                   -------------    ------------
Net cash provided by (used in) financing
 activities                                            (234,271)        673,315
                                                   -------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH              1,278,807      (2,582,091)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of period        4,587,920      10,481,699
                                                   -------------    ------------

CASH AND CASH EQUIVALENTS, End of period           $  5,866,727     $ 7,899,608
                                                   -------------    ------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), and other wholly owned entities. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet of the Company as of June 30, 2003, the related condensed consolidated statements of operations and comprehensive operations for the six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF -BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first six months of 2003.

NEW ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which establish accounting and reporting standards for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives be tested for impairment on an annual basis rather than amortized. The Company adopted the provisions of these statements in the first quarter of 2002, which did not have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR

LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that opinion). This Statement also amends Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company adopted SFAS No. 144 in the first quarter of 2002, which did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This Statement, which is effective for years ending after December 15, 2002, amends Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. However, the enhanced disclosure provisions as defined by SFAS No. 148 became effective in the first quarter of 2003. There has been no stock based compensation in 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Management has reassessed the critical accounting policies as disclosed in our 2002 Annual Report to Stockholders on Form 10-KSB and determined that no changes, additions, or deletions are needed to the policies as disclosed. Also there were no significant changes in our estimates associated with those policies.

RISKS AND UNCERTAINTIES. The Company's business could be affected by regulatory and competitive restrictions on pricing for new and renewal business, the cost of catastrophic reinsurance, adverse loss experience and federal and state legislation or governmental regulations of insurance companies. Changes in these areas could adversely affect the Company's operations in the future.

Management attributes recent operating losses and unfavorable loss ratios of UPCIC primarily to higher than expected costs of catastrophic reinsurance and adverse loss experience in the homeowners line of business. Management has taken the following actions to improve and strengthen UPCIC's financial condition. Premium rate increases of approximately 7% and 9% were implemented in July, 2001 and April, 2002, respectively. UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. The Company has achieved more favorable ceding commission terms on its quota share reinsurance program. UPCIC was also able to obtain a less expensive catastrophic reinsurance program for 2003 - 2004.

In addition to the actions described above, the Company terminated its outside management agreement in January, 2002. The Company believes that this has enhanced UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities, as well as reducing overall management expenses.

Management believes the implementation of, and results attributable to, the actions described above, along with the capital contribution to UPCIC of $1,768,000 in 2002, removes the substantial doubt associated with UPCIC's ability to continue as a going concern for a reasonable period of time, as UPCIC has met the minimum statutory requirements for surplus as regards policyholders as of June 30, 2003. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to achieve profitability.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At June 30, 2003, the Company had unearned premiums totaling $17,267,848.

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

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At June 30, 2003, deferred policy acquisition costs amounted to $0 due to the effect of deferred reinsurance commissions.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at June 30, 2003.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of June 30, 2003 was approximately $5.1 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2003, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, UPCIC cedes 90% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 28% of ceded gross written premium. In addition, the quota share treaty has a limitation for any one occurrence of $2,000,000. Effective June 1, 2003, UPCIC entered into an excess per risk agreement. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $5,200,000 limit applies to the term of the contract.

Effective June 1, 2003, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $26,000,000 in excess of $2,000,000 covering certain loss occurrences including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund. The coverage is for approximately $56,600,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                       Six Months Ended                        Six Months Ended
                        June 30, 2003                           June 30, 2002
                        -------------                           -------------
                                          Loss                                     Loss
                                          and Loss                                 and Loss
             Premiums      Premiums       Adjustment    Premiums       Premiums    Adjustment
             Written       Earned         Expenses      Written        Earned      Expenses
             -------       ------         --------      -------        ------      --------
Direct     $15,380,462   $16,537,643     $6,139,584   $14,543,187    $13,988,288  $7,892,205
Ceded      (14,026,986)  (15,320,227)    (5,469,255)  (13,282,182)   (10,486,826) (4,691,744)
           ------------  ------------    -----------  ------------   ------------ -----------
Net         $1,353,476    $1,217,416       $670,329    $1,261,005     $3,501,462  $3,200,461
           ============  ============    ===========  ============   ============ ===========

                     Three Months Ended                          Three Months Ended
                       June 30, 2003                                June 30, 2002
                       -------------                                -------------
                                          Loss                                     Loss
                                          and Loss                                 and Loss
             Premiums      Premiums       Adjustment    Premiums       Premiums    Adjustment
             Written       Earned         Expenses      Written        Earned      Expenses
             -------       ------         --------      -------        ------      --------
Direct      $7,843,060    $8,459,768     $2,435,382    $6,630,198     $7,071,999  $4,991,788
Ceded       (6,993,031)   (7,864,366)    (2,208,890)   (9,325,687)    (5,454,858) (3,128,130)
            -----------  ------------    -----------  ------------   ------------ -----------
Net           $850,029      $595,402       $226,492   $(2,695,489)    $1,617,141  $1,863,658
            ===========  ============    ===========  ============   ============ ===========



Other Amounts:
                                                                June 30, 2003
                                                                -------------
Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                   $  9,953,065
Unearned premiums ceded                                            15,641,922
                                                                   ----------
Prepaid reinsurance premiums and reinsurance recoverable         $ 25,594,987
                                                                   ==========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at June 30, 2003. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 4 - LOAN PAYABLE

On May 29, 2002, Universal Insurance Holdings, Inc. entered into a Senior Promissory Note with Renaissance Reinsurance LTD. for the principal sum of $750,000 payable in 12 monthly installments of $62,500. Interest accrued on the unpaid balance of the principal amount at a fixed annual rate of 9%. Universal Risk Advisors, Inc. signed as guarantor of the note. The loan amount was contributed to UPCIC as additional paid in capital. The remaining balance of the loan was paid off during the quarter. Loans payable at June 30, 2003 consists of various bank loans secured by the assets to which they are subject and amounts loaned by vendors.

NOTE 5 - LEGAL PROCEEDINGS

Universal Management performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a complaint against Universal Management in the United States District Court for the Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. During the quarter, the parties settled the matter out of court and the settlement was finalized. Accordingly, the Company has no further liability with respect to the management fees claimed by Universal Management. The terms of the settlement included a cash payment of $250,000 by the Company to Universal Management. This amount was recorded as an expense and paid during the second quarter.

NOTE 6 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the six months and three month periods ended June 30, 2003 and June 30, 2002, respectively, follows:

                                               Six Months Ended
                                        June 30, 2003      June 30, 2002
                                        -------------      -------------

     Basic EPS                            22,197,000         14,686,000
     Effect of assumed conversion of
       common stock equivalents              568,000            568,000
                                        ------------      -------------
     Diluted EPS                          22,765,000         15,254,000

      Options and warrants to purchase approximately 11,462,000 and 11,262,000 shares of common stock were outstanding during the six months ended June 30, 2003 and June 30, 2002, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

                                                  Three Months Ended
                                        June 30, 2003      June 30, 2002
                                        -------------      -------------

     Basic EPS                            22,369,000         14,686,000
     Effect of assumed conversion of
     common stock equivalents                568,000            568,000
                                        -------------      -------------
     Diluted EPS                          23,937,000         15,254,000

      Options and warrants to purchase approximately 11,462,000 and 11,262,000 shares of common stock were outstanding during the three months ended June 30, 2003 and June 30, 2002, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

      Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense was included in the determination of net income for the six months ended June 30, 2003 and June 30, 2002. Had compensation cost for stock options been recognized based on the fair value at the grant dates for the options, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as indicated in the table below.

                                                      Six Months Ended
                                             June 30, 2003        June 30, 2002
                                             -------------        -------------
     Net income (loss)
       As reported                              $124,041            $(663,491)
       Pro forma                                $(71,685)           $(858,533)
     Basic and diluted earnings (loss)
      per share
       As reported                                $0.01               $(0.05)
       Pro forma                                  $0.00               $(0.06)

                                                     Three Months Ended
                                             June 30, 2003        June 30, 2002
                                             -------------        -------------

     Net income (loss)
       As reported                              $102,006            $(706,325)
       Pro forma                                $ 26,511            $(803,855)
     Basic and diluted earnings (loss) per share
       As reported                                $0.00               $(0.05)
       Pro forma                                  $0.00               $(0.06)

Item 2. Management's Discussion and Analysis or Plan of Operation
------  ---------------------------------------------------------

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

      The Company has formed  subsidiaries that specialize,  or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. is an Internet insurance lead generating network, and its wholly-owned subsidiary Tigerquote.com Insurance Solutions, Inc., is a network of Internet insurance agencies. At June 30, 2003, agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

      The Company has also formed Tiger Home Services, Inc., which furnishes pest control, pool services, landscaping, house cleaning and hurricane shutters to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida.

FINANCIAL CONDITION

      Cash and cash equivalents at June 30, 2003 aggregated $5,866,727. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

      UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At June 30, 2003, UPCIC's investments were comprised of $5,866,727 in cash and repurchase agreements, $145,940 in fixed maturity securities and $232,200 in equity securities.

      Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 50% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 47,000 homeowners and dwelling fire insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with the Company's reinsurers and their utilization of catastrophe models. To diversify UPCIC's product lines, management may consider underwriting personal umbrella liability policies in the future. Any such program will require the approval of the Florida Department of Insurance.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 VERSUS SIX MONTHS ENDED JUNE 30, 2002

      Gross premiums written increased 5.8% to $15,380,462 for the six-month period ended June 30, 2003 from $14,543,187 for the six-month period ended June 30, 2002. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases.

      Net premiums earned decreased 65.2% to $1,217,416 for the six-month period ended June 30, 2003 from $3,501,462 for the six-month period ended June 30, 2002. The decrease is primarily due to the change in the reinsurance program effective June 1, 2002.

      Investment income decreased 76.9% to $41,452 for the six-month period ended June 30, 2003 from $179,272 for the six-month period ended June 30, 2002. The decrease is primarily due to lower investment balances and the lower interest rate environment during the six months ended June 30, 2003.

      Other revenue decreased 9.6% to $700,160 for the six-month period ended June 30, 2003 from $774,893 for the six-month period ended June 30, 2002. The decrease is primarily attributable to a decrease in revenue generated by Tigerquote.com for leads sold over the Internet during the six-months ended June 30, 2003.

      Commission income increased 31.8% to $1,155,004 for the six-month period ended June 30, 2003 from $876,521 for the six-month period ended June 30, 2002. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations. The increase is primarily attributable to an increase in policy fees related to new business.

      Losses and loss adjustment expenses ("LAE") incurred decreased 79.1% to $670,329 for the six-month period ended June 30, 2003 from $3,200,461 for the six-month period ended June 30, 2002. Losses and LAE incurred decreased due to changes related to the Company's reinsurance program. The Company's direct loss ratio for the six-month period ended June 30, 2003 was 37.1% compared to 56.4% for the six-month period ended June 30, 2002. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims and also because of premium rate increases in the six-months ended June 30, 2003. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

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

      General and administrative expenses decreased 17.0% to $2,319,662 for the six-month period ended June 30, 2003 from $2,795,178 for the six-month period ended June 30, 2002. General and administrative expenses have decreased mainly due to higher ceding commissions on premiums ceded to reinsurers.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 VERSUS THREE MONTHS ENDED JUNE 30, 2002

      Gross premiums written increased 18.3% to $7,843,060 for the three-month period ended June 30, 2003 from $6,630,198 for the three-month period ended June 30, 2002. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases.

      Net premiums earned decreased 63.2% to $595,402 for the three-month period ended June 30, 2003 from $1,617,141 for the three-month period ended June 30, 2002. The decrease is primarily due to the change in the reinsurance program effective June 1, 2002.

      Investment income decreased 84.9% to $12,457 for the three-month period ended June 30, 2003 from $82,706 for the three-month period ended June 30, 2002. The decrease is primarily due to the lower investment balances and lower interest rate environment during the three months ended June 30, 2003.

      Other revenue increased 4.6% to $317,412 for the three-month period ended June 30, 2003 from $303,375 for the three-month period ended June 30, 2002. The increase is primarily attributable to a increase in revenue generated by Tigerquote.com for leads sold over the Internet during the three months ended June 30, 2003.

      Commission income increased 2.1% to $591,242 for the three-month period ended June 30, 2003 from $579,364 for the three-month period ended June 30, 2002. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to a lesser extent commissions generated from agency operations. The increase is primarily attributable to an increase in policy fees related to new business.

      Losses and loss adjustment expenses incurred decreased 87.8% to $226,492 for the three-month period ended June 30, 2003 from $1,863,658 for the three-month period ended June 30, 2002. Losses and LAE incurred decreased due to changes related to the Company's reinsurance program. The Company's direct loss ratio for the three-month period ended June 30, 2003 was 28.8% compared to 70.6% for the three-month period ended June 30, 2002. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims and also because of premium rate increases in the three months ended June 30, 2003. Losses and LAE, the Company's most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

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

      General and administrative expenses decreased 16.6% to $1,188,015 for the three-month period ended June 30, 2003 from $1,425,253 for the three-month period ended June 30, 2002. General and administrative expenses have decreased mainly due to higher ceding commissions on premiums ceded to reinsurers.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of cash flow are premium revenues and investment income.

      For the six-month period ended June 30, 2003, cash flows provided by operating activities were $1,193,800. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of proceeds from maturities of debt securities held to maturity and sale of real estate. Cash flows from financing activities primarily relate to Company borrowings. The Company was party to a senior Promissory Note with a reinsurer for $750,000 payable in 12 monthly installments, and the Company paid the balance of the loan in the second quarter of 2003. The funds were used to make an additional capital contribution to UPCIC. In January 2003, loans in the amount of $250,000 were made to the Company by two vendors. The proceeds from the loans are being used for working capital.

      The Company has incurred losses in prior years. In order to improve the Company's financial position and achieve profitable operations, management has implemented rate increases for new and renewal business, has restructured the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce the cost, and has worked to reduce general and administrative expenses. In addition, management is exploring sources of additional capital, including the sale of its insurance operations.

      Management believes that the implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to maintain profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the Florida Department of Insurance.

      The Company believes that its current capital resources together with management's plan as described above will be sufficient to support current operations and expected growth for at least 12 months.

      The balance of cash and cash equivalents at June 30, 2003 is $5,866,727. Most of this amount, along with readily marketable securities aggregating $378,140, would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $200,000 up to approximately the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

      Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the DOI. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of June 30, 2003. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements and expects to remain in compliance, if management's plans are successful.

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

      The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2002, based on calculations using the appropriate NAIC RBC formula, the Company's reported total adjusted capital was in excess of the requirements.

OFF-BALANCE SHEET ARRANGEMENTS

      There were no off-balance sheet arrangements during the first six months of 2003.

Item 3. Controls and Procedures.
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

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

      The Company did not have any reportable legal proceedings during the six-months ending June 30, 2003. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management none of these lawsuits, except for the lawsuit with Universal Property and Casualty Management Company which was settled during the quarter as described in Note 5 to the condensed consolidated Financial Statements included herewith, are material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.  Changes in Securities
-------  ---------------------

Under an amendment to the employment  agreement  between the Company and Bradley
I. Meier dated June 27, 2002, and approved by the Board of Directors, Mr. Meier elected to convert salary into shares of common stock. The shares were issued to Mr. Meier in private transactions on April 10, 2003 for 1,000,000 shares, July 16, 2003 for 1,000,000 shares and July 21, 2003 for 1,666,666 shares. The transactions were performed in accordance with the terms of the amendment and pursuant to section 4(2) of the Securities Act of 1933, as amended.

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

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(a)   Exhibits

      Exhibit No.          Exhibit
      -----------          -------

      11.1                 Statement Regarding Computation of Per Share Income

      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sabanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  August 13, 2003                /s/ Bradley I. Meier
                                      ------------------------------------------
                                      Bradley I. Meier, Chief Executive Officer



                                      /s/ James M. Lynch
                                      ------------------------------------------
                                      James M. Lynch, Chief Financial Officer