Form 10QSB
period 2003-09-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2003-11-14
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2003

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


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 29,285,246 shares of common stock as of November 1, 2003.

      Transitional Small Business Disclosure Format Yes __  No X

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION

Item  1.   Financial Statements
-------    --------------------

      The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                           $ 1,938,069
Debt securities held-to-maturity (fair-value of $104,683)               100,338
Equity securities available for sale (cost of $175,453)                 135,342
Prepaid reinsurance premiums and reinsurance recoverables            28,461,708
Premiums and other receivables                                          894,152
Investments in real estate                                              217,715
Property, plant and equipment, net                                      740,115
                                                                   -------------
Total assets                                                        $32,487,439
                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
Unpaid losses and loss adjustment expenses                          $ 7,280,964
Unearned premiums                                                    15,715,204
Accounts payable                                                      1,537,095
Reinsurance payable                                                   2,907,381
Other accrued expenses                                                  899,207
Loans payable                                                           383,414
                                                                   -------------
Total liabilities                                                    28,723,265
                                                                   -------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
1,000,000 shares authorized, 138,640 shares issued and
outstanding, minimum liquidation
preference of $1,419,700                                                $ 1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
29,285,246 shares issued and 26,176,601 shares outstanding              203,841
Common stock in treasury, at cost - 208,645 shares                     (101,820)
Additional paid-in capital                                           15,003,976
Accumulated deficit                                                 (11,303,099)
Accumulated other comprehensive loss                                    (40,111)
                                                                   -------------
Total stockholders' equity                                            3,764,174
                                                                   -------------
Total liabilities and stockholders' equity                         $ 32,487,439
                                                                   =============

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                Nine Months Ended            Three Months Ended
                                           September 30,  September 30,  September 30,  September 30,
                                               2003           2002           2003           2002
                                               ----           ----           ----           ----
PREMIUMS EARNED AND OTHER REVENUES:
  Premium income, net                      $ 1,996,494   $ 4,500,436     $   779,078    $   998,974
  Net investment income                         55,279       327,233          13,827        147,961
  Commission revenue                         1,129,392     1,041,509         446,335        437,187
  Other revenue                              1,718,466     1,878,157         546,359        831,065
                                           -----------   -----------     -----------    -----------
      Total revenues                         4,899,631     7,747,335       1,785,599      2,415,187
                                           -----------   -----------     -----------    -----------
OPERATING COSTS AND EXPENSES
  Losses and loss adjustment expenses          766,459     3,898,206          96,130        697,745
  General and administrative expenses        4,090,493     3,870,052       1,770,831      1,074,874
                                           -----------   -----------     -----------    -----------

      Total operating costs and expenses     4,856,952     7,768,258       1,866,961      1,772,619
                                           -----------   -----------     -----------    -----------

NET INCOME (LOSS)                          $    42,679   $   (20,923)    $   (81,362)   $   642,568
                                           ===========   ===========     ===========    ===========
INCOME (LOSS) PER COMMON SHARE:
  Basic                                    $      0.00   $     (0.00)    $     (0.00)   $      0.04
                                           ===========   ===========     ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                         23,771,000    15,558,000      24,966,000     15,558,000
                                           ===========   ===========     ===========    ===========
INCOME (LOSS)  PER COMMON SHARE
Diluted                                    $      0.00   $     (0.00)    $     (0.00)   $      0.04

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                       24,361,000    16,126,000      25,534,000     16,126,000
                                           -----------   -----------     -----------    -----------


                The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                         (Unaudited)

                                                 Nine Months Ended            Three Months Ended
                                            September 30,  September 30,  September 30, September 30,
                                                2003           2002           2003          2002
                                                ----           ----           ----          ----
NET INCOME (LOSS)                            $   42,679     $(20,923)      $ (81,362)    $   642,568

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on
available-for-sale securities                    34,560      (40,802)         23,721         (63,636)
                                             ----------     ---------      ----------     -----------

COMPREHENSIVE INCOME (LOSS)                  $   77,239     $(61,725)      $ (57,641)     $  578,932
                                             ========================================================


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

                                                  5

                       UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                        Nine Months Ended      Nine Months Ended
                                                       September 30, 2003     September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $    42,679             $   (20,923)
  Adjustments to reconcile net income
    (loss)to cash (used in) provided
    by operations:
  Amortization and depreciation                             205,144                 168,773
  Issuance of common stock as compensation                   36,666                  44,908
  Net accretion of bond premiums and discounts               14,112                 (23,768)
Net change in assets and liabilities relating
  to operating activities:
  Prepaid reinsurance premiums and reinsurance
    recoverables                                         (2,627,389)             (7,625,360)
  Premiums and other receivables                            307,422                 308,826
  Reinsurance payables                                    1,860,568              (2,297,308)
  Deferred policy acquisition costs                             -                   529,942
  Accounts payable                                          201,876                  10,574
  Other accrued expenses                                    (74,241)                106,574
  Accrued taxes, licenses and fees                              -                  (189,728)
  Unpaid losses and loss adjustment expenses                 56,209                (687,007)
  Unearned premiums                                      (2,709,825)              1,661,136
                                                        ------------            ------------

Net cash used in operating activities                    (2,686,779)             (8,013,361)
                                                        ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (64,369)               (100,875)
  Purchase of real estate                                      -                   (310,827)
  Proceeds from maturities of debt securities
    held to maturity                                        235,133               2,494,811
  Purchase of equity securities available for sale             -                    (18,160)
  Proceeds from sale of equity securities available
    for sale                                                113,414                       -
  Sale of real estate                                       106,228                  84,763
                                                        ------------            ------------
Net cash provided by investing activities                   390,406               2,149,712
                                                        ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                  (37,460)                      -
  Repayments of loans payable                              (566,018)                      -
  Proceeds from loans payable                               250,000                 445,076
                                                        ------------            -----------

Net cash (used in) provided by financing activities        (353,478)                445,076
                                                        ------------            ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (2,649,851)             (5,418,573)

CASH AND CASH EQUIVALENTS, Beginning of period            4,587,920              10,481,699
                                                        ------------            ------------

CASH AND CASH EQUIVALENTS, End of period               $  1,938,069             $ 5,063,126
                                                        ------------            ------------

            The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                6

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

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

The condensed consolidated balance sheet of the Company as of September 30, 2003, the related condensed consolidated statements of operations and comprehensive operations and cash flows for the nine months ended September 30, 2003 and 2002 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF-BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first nine months of 2003.

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

Management believes the implementation of, and results attributable to, the actions described above, along with the capital contribution to UPCIC of $146,000 in 2003 and $1,768,000 in 2002, removes the substantial doubt associated with UPCIC's ability to continue as a going concern for a reasonable period of time, and UPCIC has met the minimum statutory requirements for surplus as regards policyholders as of September 30, 2003. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to achieve profitability.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At September 30, 2003, the Company had unearned premiums totaling $15,715,204.

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

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At September 30, 2003, deferred policy acquisition costs amounted to $0 due to the effect of deferred reinsurance commissions.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at September 30, 2003.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of September 30, 2003 was approximately $4.8 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:


                     Nine Months Ended                          Nine Months Ended
                     September 30, 2003                         September 30, 2002
                     ------------------                         ------------------

                                        Loss                                         Loss
                                        and Loss                                     and Loss
             Premiums      Premiums     Adjustment      Premiums       Premiums      Adjustment
             Written       Earned       Expenses        Written        Earned        Expenses
             -------       ------       --------        -------        ------        --------
Direct     $22,400,227   $25,110,052   $7,555,355     $23,241,044    $21,579,908   $12,609,868
Ceded      (20,087,119)  (23,113,558)  (6,788,896)    (21,943,312)   (17,079,472)   (8,711,662)
           ------------  ------------  -----------    ------------   ------------   -----------
Net         $2,313,108    $1,996,494     $766,459      $1,297,732     $4,500,436    $3,898,206
           ============  ============  ===========    ============   ============   ===========


                     Three Months Ended                         Three Months Ended
                     September 30, 2003                         September 30, 2002
                     ------------------                         ------------------

                                        Loss                                         Loss
                                        and Loss                                     and Loss
             Premiums      Premiums     Adjustment      Premiums       Premiums      Adjustment
             Written       Earned       Expenses        Written        Earned        Expenses
             -------       ------       --------        -------        ------        --------
Direct     $7,019,765    $8,572,409     $1,415,771    $8,697,857     $7,591,620    $4,717,663
Ceded      (6,060,133)   (7,793,331)    (1,319,641)   (8,661,130)    (6,592,646)   (4,019,918)
           -----------   -----------    -----------   -----------    -----------   -----------
Net          $959,632      $779,078        $96,130       $36,727       $998,974    $697,745
           ===========   ===========    ===========   ===========    ===========   ===========


Other Amounts:
                                                              September 30, 2003
                                                              ------------------

Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                   $ 10,460,482
Unearned premiums ceded                                            13,908,723
Other reinsurance receivable                                        4,092,503
                                                                   ----------
Prepaid reinsurance premiums and reinsurance recoverable         $ 28,461,708
                                                                   ==========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at September 30, 2003. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes only ceding risks to reinsurers whom it considers to be financially sound combined with distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 4 - LOAN PAYABLE

On May 29, 2002, Universal Insurance Holdings, Inc. entered into a Senior Promissory Note with Renaissance Reinsurance LTD. for the principal sum of $750,000 payable in 12 monthly installments of $62,500. Interest accrued on the unpaid balance of the principal amount at a fixed annual rate of 9%. Universal Risk Advisors, Inc. signed as guarantor of the note. The loan amount was contributed to UPCIC as additional paid in capital. The remaining balance of the loan was paid off during the second quarter of 2003. Loans payable at September 30, 2003 consists of various bank loans secured by the assets to which they are subject and amounts loaned by vendors.

NOTE 5 - LEGAL PROCEEDINGS

Universal Management performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a complaint against Universal Management in the United States District Court for the Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. During the second quarter of 2003, the parties settled the matter out of court and the settlement was finalized. Accordingly, the Company has no further liability with respect to the management fees claimed by Universal Management. The terms of the settlement included a cash payment of $250,000 by the Company to Universal Management. This amount was recorded as an expense and paid during the second quarter.

NOTE 6 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the nine months and three month periods ended September 30, 2003 and September 30, 2002, respectively, follows:

                                                   Nine Months Ended
                                        September 30, 2003    September 30, 2002
                                        ------------------    ------------------

     Basic EPS                              23,771,000            15,558,000
     Effect of assumed conversion of
       common stock equivalents                590,000               568,000
                                           -----------           -----------
     Diluted EPS                            24,361,000            16,126,000

      Options and warrants to purchase approximately 11,440,000 and 11,262,000 shares of common stock were outstanding during the nine months ended September 30, 2003 and September 30, 2002, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

                                                   Three Months Ended
                                        September 30, 2003    September 30, 2002
                                        ------------------    ------------------

     Basic EPS                              24,966,000            15,558,000
     Effect of assumed conversion of
     common stock equivalents                  568,000               568,000
                                           -----------           -----------

     Diluted EPS                            25,534,000            16,126,000

      Options and warrants to purchase approximately 11,462,000 and 11,262,000 shares of common stock were outstanding during the three months ended September 30, 2003 and September 30, 2002, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

      Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense was included in the determination of net income for the nine months ended September 30, 2003 and September 30, 2002. Had compensation cost for stock options been recognized based on the fair value at the grant dates for the options, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as indicated in the table below.

                                                   Nine Months Ended
                                        September 30, 2003    September 30, 2002
                                        ------------------    ------------------

     Net income (loss)
       As reported                           $  42,679            $ (20,923)
       Pro forma                             $(407,510)           $(471,112)
     Basic and diluted earnings
      (loss) per share
       As reported                             $ 0.00               $(0.00)
       Pro forma                               $(0.02)              $(0.03)


                                                   Three Months Ended
                                        September 30, 2003    September 30, 2002
                                        ------------------    ------------------

     Net income (loss)
       As reported                           $ (81,362)           $642,568

       Pro forma                             $(183,460)           $540,470
     Basic and diluted earnings
      (loss) per share
       As reported                              $(0.00)              $0.04
       Pro forma                                $(0.01)              $0.03


Item 2. Management's Discussion and Analysis or Plan of Operation
------  ---------------------------------------------------------

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

      The Company has formed  subsidiaries that specialize,  or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. is an Internet insurance lead generating network, and Tigerquote.com Insurance Solutions, Inc., is a network of Internet insurance agencies. At September 30, 2003, agencies have been established in 22 states and are active in 5 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

      The Company has also formed Tiger Home Services, Inc., which furnishes pest control, pool services and landscaping to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida.

FINANCIAL CONDITION

      Cash and cash equivalents at September 30, 2003 aggregated $1,938,069. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

      UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At September 30, 2003, UPCIC's investments were comprised of $1,938,069 in cash and repurchase agreements, $100,338 in fixed maturity securities and $135,342 in equity securities.

      Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 50% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In 1998 the Company began to solicit business actively in the open market in an effort to further grow its insurance operations. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 44,000 homeowners and dwelling fire insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with the Company's reinsurers and their utilization of catastrophe models. To diversify UPCIC's product lines, management may consider underwriting personal umbrella liability policies in the future. Any such program will require the approval of the Florida Department of Insurance.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002

      Gross premiums written decreased 3.6% to $22,400,227 for the nine-month period ended September 30, 2003 from $23,241,044 for the nine-month period ended September 30, 2002. The decrease in gross premiums written is primarily attributable to a decrease in new business mitigated by premium rate increases.

      Net premiums earned decreased 55.6% to $1,996,494 for the nine-month period ended September 30, 2003 from $4,500,436 for the nine-month period ended September 30, 2002. The decrease is primarily due to the change in the reinsurance program effective June 1, 2002 that increased premium ceded under quota share reinsurance from 50% to 80%.

      Investment income decreased 83.1% to $55,279 for the nine-month period ended September 30, 2003 from $327,233 for the nine-month period ended September 30, 2002. The decrease is primarily due to lower investment balances and the lower interest rate environment during the nine months ended September 30, 2003.

      Other revenue decreased 8.5% to $1,718,466 for the nine-month period ended September 30, 2003 from $1,878,157 for the nine-month period ended September 30, 2002. The decrease is primarily attributable to a decrease in revenue generated by Tigerquote.com for leads sold over the Internet during the nine-months ended September 30, 2003.

      Commission income increased 8.4% to $1,129,392 for the nine-month period ended September 30, 2003 from $1,041,509 for the nine-month period ended September 30, 2002. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations.

      Losses and loss adjustment expenses ("LAE") incurred decreased 80.3% to $766,459 for the nine-month period ended September 30, 2003 from $3,898,206 for the nine-month period ended September 30, 2002. Losses and LAE incurred decreased due to changes related to the Company's reinsurance program effective June 1, 2002 that increased losses ceded under quota share reinsurance from 50% to 80%. The Company's direct loss ratio for the nine-month period ended September 30, 2003 was 30.1% compared to 58.4% for the nine-month period ended September 30, 2002. Losses and LAE are influenced by loss severity and frequency. They are also influenced by underwriting and adjusting philosophy. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims and also because of premium rate increases in the nine-months ended September 30, 2003. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated net future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

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

      General and administrative expenses increased 5.7% to $4,090,493 for the nine-month period ended September 30, 2003 from $3,870,052 for the nine-month period ended September 30, 2002. General and administrative expenses have increased mainly due to lower ceding commissions on premiums ceded to reinsurers.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2002

      Gross premiums written decreased 19.3% to $7,019,765 for the three-month period ended September 30, 2003 from $8,697,857 for the three-month period ended September 30, 2002. The decrease in gross premiums written is primarily attributable to a decrease in new business mitigated by premium rate increases of 7% and 9% implemented in July 2001 and April 2002. The decrease in new business was the result of non-renewal of certain policies for underwriting reasons as well as a conscious effort to limit new business in order to control reinsurance costs.

      Net premiums earned decreased 22.0% to $779,078 for the three-month period ended September 30, 2003 from $998,974 for the three-month period ended September 30, 2002. The decrease is primarily due to the change in the reinsurance program effective June 1, 2002 that increased premium ceded under quota share reinsurance from 50% to 80%.

      Investment income decreased 90.7% to $13,827 for the three-month period ended September 30, 2003 from $147,961 for the three-month period ended September 30, 2002. The decrease is primarily due to the lower investment balances and lower interest rate environment during the three months ended September 30, 2003.

      Other revenue decreased 34.3% to $546,359 for the three-month period ended September 30, 2003 from $831,065 for the three-month period ended September 30, 2002. The decrease is primarily attributable to a decrease in revenue generated by Tigerquote.com for leads sold over the Internet during the three months ended September 30, 2003.

      Commission income increased 2.1% to $446,335 for the three-month period ended September 30, 2003 from $437,187 for the three-month period ended September 30, 2002. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and to commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations.

      Losses and loss adjustment expenses incurred decreased 86.2% to $96,130 for the three-month period ended September 30, 2003 from $697,745 for the three-month period ended September 30, 2002. Losses and LAE incurred decreased due to changes related to the Company's reinsurance program. The Company's direct loss ratio for the three-month period ended September 30, 2003 was 16.5% compared to 62.1% for the three-month period ended September 30, 2002. Losses and LAE are influenced by loss severity and frequency. They are also influenced by underwriting and adjusting philosophy. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims and also because of premium rate increases in the three months ended September 30, 2003. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

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

      General and administrative expenses increased 64.7% to $1,770,831 for the three-month period ended September 30, 2003 from $1,074,874 for the three-month period ended September 30, 2002. General and administrative expenses have increased mainly due to lower ceding commissions on premiums ceded to reinsurers.

LIQUIDITY AND CAPITAL RESOURCES

      The  Company's   primary  sources  of  cash  flow  are  premium  revenues,
commissions, policy fees and investment income.

      For the nine-month period ended September 30, 2003, cash flows used by operating activities were $2,686,779. Cash flows from operating activities are negative primarily due to payments made to reinsurers, increased recoverables on paid losses and a decrease in the unearned premium reserve. The Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of proceeds from maturities of debt securities held to maturity and sale of real estate. Cash flows from financing activities primarily relate to Company borrowings. The Company was party to a senior Promissory Note with a reinsurer for $750,000 payable in 12 monthly installments, and the Company paid the balance of the loan in the second quarter of 2003. The funds were used to make an additional capital contribution to UPCIC. In January 2003, loans in the aggregate amount of $250,000 were made to the Company by two vendors. The loans have a term of one year and pay interest at a rate of 10%. The proceeds from the loans are being used for working capital.

      The Company has incurred losses in prior years. In order to improve the Company's financial position and achieve profitable operations, management implemented rate increases in 2000 and 2001 for new and renewal business, has restructured the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce the cost, and has worked to control general and administrative expenses. In addition, management is exploring sources of additional capital, including the sale of its insurance operations.

      Management believes that the continued implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to maintain profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the Florida Department of Insurance.

      The Company believes that its current capital resources together with management's plan as described above will be sufficient to support current operations and expected growth for at least 12 months.

      The balance of cash and cash equivalents at September 30, 2003 is $1,938,069. Most of this amount, along with readily marketable securities aggregating $235,680, would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $200,000 up to approximately the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

      Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the DOI. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of September 30, 2003. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements and expects to remain in compliance, if management's plans are successful.

      The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus (deficit) at December 31, 2002 was $(2,326,372).

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

      There were no off-balance sheet arrangements during the first nine months of 2003.

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
------  -----------------

      The Company did not have any reportable legal proceedings during the nine-months ending September 30, 2003. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management none of these lawsuits, except for the lawsuit with Universal Property and Casualty Management Company which was settled during the second quarter as described in Note 5 to the condensed consolidated Financial Statements included herewith, are material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2. Changes in Securities
------  ---------------------

      Under an amendment to the employment agreement between the Company and Bradley I. Meier dated June 27, 2002, and approved by the Board of Directors, Mr. Meier elected to convert salary into shares of common stock. The shares were issued to Mr. Meier in a private transaction on August 27, 2003 for 1,041,666 shares. The transaction was performed in accordance with the terms of the amendment and pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities
------  ---------------------

      None.

Item 4.    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

      None.

Item 5. Other Information
------  -----------------

      None.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

(a)   Exhibits

      Exhibit No.      Exhibit
      -----------      -------

      11.1             Statement Regarding Computation of Per Share Income

      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  November 14, 2003               /s/ Bradley I. Meier
                                       -----------------------------------------
                                       Bradley I. Meier, Chief Executive Officer

                                       /s/ James M. Lynch
                                       -----------------------------------------
                                       James M. Lynch, Chief Financial Officer