Form 10KSB
period 2003-12-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2004-03-29
CIK 891166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the fiscal year ended December 31, 2003

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $ 6,966,553

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of January 31, 2004: $1,761,615.

     State the number of shares of Common Stock of Universal Insurance Holdings, Inc. outstanding as of March 1, 2004: 32,183,775

     Transitional Small Business Disclosure Format: YES ___  NO  X
                                                                ---

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

INSURANCE BUSINESS

     On October 29, 1997, the Office of Insurance Regulation ("OIR") approved UPCIC's application for a permit to organize as a domestic property and casualty insurance company in the State of Florida. On December 4, 1997, UIH raised approximately $6.7 million in a private placement of common stock with various institutional and other accredited investors. The proceeds of the offering were used to meet the minimum regulatory capitalization requirements ($5.3 million) of the OIR to obtain an insurance company license and for general working capital purposes. UPCIC received a license to engage in underwriting homeowners' insurance in the State of Florida on December 31, 1997. In 1998, UPCIC began operations through the assumption of homeowner insurance policies issued by the JUA.

     The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA became a major provider of original and renewal insurance coverage for Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature approved a number of initiatives to depopulate the JUA. The Florida legislature subsequently approved, and the OIR implemented, a Market Challenge/Takeout Bonus Program ("Takeout Program"), which provided additional incentives to private insurance companies to acquire policies from the JUA.

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

     The Company's primary product is homeowners insurance. The Company's criteria for selecting insurance policies includes the use of specific policy forms, limitations on coverage amounts on buildings and contents, acceptance of policies with low frequency of claims, and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC's portfolio as of December 31, 2003 includes approximately 34,000 policies with coverage for wind risks and 6,000 policies without wind risks. The average wind premium is approximately $775 and the average ex-wind premium is approximately $455. Approximately 27% of the policies are located in Dade, Broward and Palm Beach counties.

OPERATIONS

     All underwriting, rating, policy issuance and administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, and unaffiliated third parties.

     Claims handling functions for UPCIC were initially administered by an independent claims adjustment firm licensed in Florida. In 1999, the Company formed Universal Adjusting Corporation, a wholly owned subsidiary, which currently performs claims adjustment for UPCIC. This gives the Company greater command over its loss control and expenditures.

     The earnings of UPCIC from policy premiums are supplemented to an extent by the generation of investment income from investment policies adopted by the Board of Directors of UPCIC. UPCIC's principal investment goals are to maintain safety and liquidity, enhance equity values and achieve an increased rate of return consistent with regulatory requirements.

MANAGEMENT OPERATIONS

     The Company has developed into a vertically integrated insurance holding company performing various aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc., the Company's wholly owned Managing General Agent ("MGA"), was incorporated in Florida on July 2, 1998 and became licensed by the OIR on September 28, 1998. Through the MGA, the Company has underwriting and claims authority for UPCIC as well as third party insurance companies. In addition, Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly owned managing general agent for life insurance products. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC as well as third party insurance products through the Company's distribution network. The Company markets and distributes UPCIC's products and services in Florida through a network of approximately 640 active independent agents.

AGENCY OPERATIONS

     Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998, U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 and Coastal Homeowner Insurance Specialists, Inc. was incorporated in Florida on July 2, 2001, each as wholly owned subsidiaries of the Company to solicit voluntary business. These entities are a part of the Company's agency operations, which seek to generate income from commissions, premium financing referral fees and the marketing of ancillary services. U.S. Insurance Solutions, Inc. was sold back to its former agency principal on May 21, 2003 for $100 and the assumption of certain obligations in the aggregate amount of $16,000.

DIRECT SALES OPERATIONS

     The Company has formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. is a network of Internet insurance agencies. These entities seek to generate income from the selling of leads and commissions on policies written. To date, insurance agencies have been established in 22 states and are active in 5 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

OTHER OPERATIONS

     On June 2, 2000 Capital Resources Group, LTD. was incorporated as a subsidiary of UIH to participate in the international insurance and reinsurance markets. On January 3, 2000, Universal Inspection Corporation was incorporated in Florida as a subsidiary of UIH. Universal Inspection Corporation performs property inspections for homeowners' policies underwritten by UPCIC. During 2001, the Company formed Tiger Home Services, Inc., which furnishes pool services and landscaping to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida. Various plans are offered to fit customer needs.

FACTORS AFFECTING OPERATION RESULTS AND MARKET PRICE OF STOCK

     The Company and its subsidiaries operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. This report contains in addition to historical information, forward-looking statements that involve risks and uncertainties. The words "expect," "estimate," "anticipate," "believe," "intend," "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those set forth in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those uncertainties discussed below as well as those discussed elsewhere in this report.

NATURE OF THE COMPANY'S BUSINESS

     Factors affecting the sectors of the insurance industry in which the Company operates may subject the Company to significant fluctuations in operating results. These factors include competition, catastrophe losses and general economic conditions including interest rate changes, as well as legislative initiatives, the frequency of litigation, the size of judgments and severe weather conditions. Specifically the homeowners insurance market, which comprises the bulk of the Company's current operations, is influenced by many factors, including state and federal laws, market conditions for homeowners insurance and residential plans. Additionally, an economic downturn could result in fewer homeowner sales and less demand for new homeowners seeking insurance.

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

     The Company believes that a substantial portion of its future growth will depend on its ability, among other things, to successfully implement its business strategy, including expanding the Company's product offering by underwriting and marketing additional insurance products and programs through its distribution network and further penetrating the Florida market by establishing relationships with additional independent agents in order to expand its distribution network. Any future growth is contingent on various factors, including the availability of adequate capital, the Company's ability to hire and train additional personnel, regulatory requirements and rating agency considerations. There is no assurance that the Company will be successful in expanding its business, that the existing infrastructure will be able to support additional expansion or that any new business will be profitable. Moreover, as the Company expands its insurance products and programs and the Company's mix of business changes, there can be no assurance that the Company will be able to improve its profit margins or other operating results. There can also be no assurance that the Company will be able to obtain the required regulatory approvals to offer additional insurance products. UPCIC also is required to maintain minimum surplus to support its underwriting program. The surplus requirement affects UPCIC's potential growth.

LIMITED INSURANCE COMPANY OPERATING HISTORY

     UPCIC was incorporated in April 1997 and began operations in February 1998. Accordingly, UPCIC did not generate significant revenue until 1998 when it had completed the acquisition of, and received premiums for, policies from the JUA. UPCIC's growth to date may not be an accurate indication of future results of operations in light of UPCIC's short operating history, the competitive nature of the insurance industry, and the effects, if any, of seasonality on UPCIC's results of operations.

     Because of UPCIC's limited operating history, there can be no assurance that UPCIC will achieve or sustain profitability or significant revenues. There can be no assurance that management's efforts will successfully address these risks or that UPCIC and the Company will attain profitability.

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

     UPCIC is exposed to multiple insured losses arising out of a single occurrence, such as a natural catastrophe. As with all property and casualty insurers, UPCIC will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. In addition, UPCIC protects itself against the risk of catastrophic loss by obtaining reinsurance coverage up to approximately the 100 year Probable Maximum Loss ("PML"). UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance.

RELIANCE ON THIRD PARTIES AND REINSURERS

     UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that currently transfer the risk of loss in excess of $200,000 up to approximately the 100 year PML. This amount may change in the future.

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

ADEQUACY OF LIABILITIES FOR LOSSES

     The  liabilities  for  losses  and loss  adjustment  expenses  periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC's liabilities estimates. In the case of UPCIC, this uncertainty is compounded by UPCIC's limited historical claims experience. UPCIC relies on industry data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and adequate liabilities. Furthermore, factors such as storms and weather conditions, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC's future loss experience. Accordingly, there can be no assurance that UPCIC's liabilities will be adequate to cover ultimate loss developments. UPCIC's profitability and financial condition could be adversely affected to the extent that its liabilities are inadequate.

     UPCIC is directly liable for loss and loss adjustment expenses ("LAE") payments under the terms of the insurance policies that it writes. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. As required by insurance regulations and accounting rules, the Company reflects its liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

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

                                                Year Ended         Year Ended
                                            December 31, 2003  December 31, 2002
                                            -----------------  -----------------

Balance at beginning of year                    $ 7,224,755       $ 6,246,867

Less reinsurance recoverable                     (5,634,455)       (3,278,316)
                                                -----------       -----------

Net balance at beginning of year                  1,590,330         2,968,551
                                                -----------       -----------
Incurred related to:
  Current years                                   1,174,437         3,908,724
  Prior years                                      (199,948)          729,436
                                                -----------       -----------
Total incurred                                      974,489         4,638,160
                                                -----------       -----------

Paid related to:
  Current year                                      786,430         2,894,786
  Prior year                                        427,359         3,121,625
                                                -----------       -----------
Total paid                                        1,213,789         6,016,411
                                                -----------       -----------

Net balance at end of year                        1,351,000         1,590,300
  Plus reinsurance recoverable                    6,329,872         5,634,455
                                                -----------       -----------

Balance at end of year                          $ 7,680,872       $ 7,224,755
                                                ===========       ===========

     As shown above, as a result of the Company's review of its liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, the Company decreased its liability for loss and LAE for claims occurring in prior years by $199,948 for the year ended December 31, 2003 and increased its liability for loss and LAE for claims occurring in prior years by $729,436 in 2002. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2003.

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

                                                    YEARS ENDED DECEMBER 31,
                                                     2003           2002
                                                     ----           ----
                                                    (DOLLARS IN THOUSANDS)

Loss and LAE, net                                    $ 655            $939
IBNR, net                                              696             651
                                                     ------         ------
Total unpaid loss and LAE, net                       $1,351         $1,590
                                                     ======         ======
Reinsurance recoverable                              $2,693         $3,133
IBNR recoverable                                      2,286          2,501
                                                     ------         ------
 Total reinsurance recoverable                       $6,330         $5,634
                                                     =====          ======

     The following table presents the liability for unpaid losses and LAE for the Company since inception. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

YEARS ENDED DECEMBER 31,

                                           2003       2002         2001          2000         1999         1998
                                           ----       ----         ----          ----         ----         ----

                                                                (DOLLARS IN THE THOUSANDS)
Balance Sheet liability                    $1,351     $1,590       $2,969        $1,373       $1,532       $1,253
Cumulative paid as of:
One year later                                  -        668        3,659         1,308          897          939
Two years later                                 -          -        3,667         1,634        1,081          904
Three years later                               -          -            -         1,692        1,115        1,010
Four years later                                -          -            -             -        1,151        1,024
Five years later                                -          -            -             -            -          999
Re-estimated liability as of:
End of year                                $1,351     $1,590       $2,969        $1,373       $1,532       $1,253
One year later                                  -      1,250        4,235         1,797        1,344        1,067
Two years later                                 -          -        3,973         1,943        1,269        1,089
Three years later                               -          -            -         1,925        1,286        1,071
Four years later                                -          -            -             -        1,270        1,024
Five years later                                -          -            -             -            -        1,013
Cumulative redundancy (deficiency)              -        340       (1,004)         (552)         262          240

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

     The following table sets forth loss ratios, expense ratios and combined ratios for the periods indicated for the insurance business of Universal Insurance Holdings, Inc. The ratios, inclusive of unallocated loss adjustment expenses ("ULAE"), are shown in the table below, and are computed based upon Statutory Accounting Principles (`SAP"). The expense ratio includes management fees paid to the Company in the amount of $660,613 in 2003 and $1,374,492 in 2002.

                             YEARS ENDED DECEMBER 31,
                                  2003        2002
                                  ----        ----
Loss Ratio                         62%        116%
Expense Ratio                      51          35
                                   ---        ---
Combined Ratio                    113%        151%
                                   ===        ===

     In order to reduce losses and thereby reduce the loss ratio and the combined ratio, the Company has taken several steps. These include implementing rate increases for new and renewal business, restructuring the homeowners' coverage offered, restructuring the catastrophic reinsurance coverage to reduce cost and working to reduce general and administrative expenses.

GOVERNMENT REGULATION

     Florida insurance companies are subject to regulation and supervision by the OIR. The OIR has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents; the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

     In addition, the Florida legislature and the National Association of Insurance Commissioners from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. UPCIC cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC.

DEPENDENCE ON KEY INDIVIDUALS

     UPCIC's operations depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of the Company since its inception in November 1990. In addition, UPCIC's operations are materially dependent on the efforts of Sean P. Downes, who serves as Chief Operating Officer of UPCIC. Mr. Downes has also served as a Director of UPCIC since May 2003. The loss of the services provided by Mr. Meier or Mr. Downes could have a material adverse effect on UPCIC's financial condition and results of operations.

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

EMPLOYEES

     As of March 1, 2004, the Company had 58 full-time employees. None of the Company's employees is represented by a labor union. The Company has an employment agreement with its President and Chief Executive Officer. See "Executive Compensation--Employment Agreement."

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 9,200 square feet of office space for its corporate headquarters in Miami, Florida under a three-year lease expiring December 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in certain lawsuits. In the opinion of management, none of these lawsuits (1) involve claims for damages exceeding 10% of the current assets of the Company, (2) involve matters that are not routine litigation incidental to the business, (3) involve bankruptcy, receivership or similar proceedings, (4) involve material Federal, state, or local environmental laws, (5) potentially involve more than $100,000 in sanctions and a governmental authority is a party, or (6) are material proceedings to which any director, officer, affiliate of the Company, beneficial owner of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

     Universal Property and Casualty Management, Inc. ("Universal Management"), an outside management company, performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it was entitled to fees for policies written from September 2001 through the date of termination. During 2003, the parties settled the matter out of court and a settlement was finalized. Accordingly, the Company has no further liability with respect to the management fees claimed by the Universal Management. The terms of the settlement included a cash payment of $250,000 by the Company to Universal Management. This amount was recorded as an expense and paid during the year.

     Since December 1997, as a condition of the licensing of the Company's subsidiary, the Company's outside counsel has held $290,000 in trust for the benefit of the Company in the counsel's escrow account pending resolution of a claim against a Company director and an unrelated entity. Such funds have been included in the Company's financial statements as cash and cash equivalents. In October 2003, the dispute was resolved and the claim was settled on terms including a cash payment of $201,000, which the Company paid under and indemnification arrangement with the director. Legal fees related to the settlement were $37,036. These amounts were recorded as an expense during the fourth quarter of 2003. The remaining funds, net of settlement cost and attorney fees, were returned to the Company.

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

Year ended December 31, 2002            High                          Low
----------------------------            ----                          ---
     First Quarter                     $ 0.25                      $ 0.10

     Second Quarter                      0.13                        0.07
     Third Quarter                       0.10                        0.04
     Fourth Quarter                      0.15                        0.01

Year ended December 31, 2003            High                          Low
----------------------------            ----                          ---
     First Quarter                     $ 0.05                      $ 0.02
     Second Quarter                      0.04                        0.02
     Third Quarter                       0.14                        0.02
     Fourth Quarter                      0.11                        0.03


     At March 1, 2004, there were 41 shareholders of record of the Company's Common Stock. There were 425 beneficial owners of its Common Stock. In addition, there were three shareholders of the Company's Series A and Series M Preferred Stock ("Preferred Stock").

     In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt and 88,690 shares of Series M Preferred Stock were issued during fiscal year ended April 30, 1997, for repayment of $88,690 of related party debt. Each share of Preferred Stock is convertible into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. Beginning May 1, 1998, the Series A Preferred Stock paid a cumulative dividend of $.25 per quarter. During 2003, dividends on the Preferred Stock of $49,948 were declared. During 2002, dividends on the Preferred Stock of $49,950 were declared.

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

     During 2003, the Company did not pay a dividend to common stockholders.

OTHER STOCK ISSUANCES

     During the year ended December 31, 2003, the Company issued 4,708,332 shares of Common Stock in conjunction with amendments approved by the Board of Directors to the employment agreement between the Company and Bradley I. Meier, the Company's President, whereby Mr. Meier converted salary and accrued vacation into shares of common stock. An additional 2,823,529 shares were issued on February 25, 2004. The shares were issued to Mr. Meier in private transactions performed in accordance with the terms of the amendments and pursuant to section 4(2) of the Securities Act of 1933, as amended. During the year ended December 31, 2003, the Company issued 75,000 shares of Common Stock to the Board of Directors as board compensation.

EQUITY COMPENSATION PLANS

     See  Item  11,  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management - Equity Compensation Plan Information," for a discussion of shares of Common Stock issued under the Company's equity compensation plans.

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

OVERVIEW

     UPCIC's application to become a Florida licensed property and casualty insurance company was filed with the OIR on May 14, 1997 and approved on October 29, 1997. UPCIC's proposal to begin operations through the acquisition of homeowner insurance policies issued by the JUA was approved by the JUA on May 21, 1997, subject to certain minimum capitalization and other requirements. One of the requirements imposed by the OIR was to limit the number of policies UPCIC could assume from the JUA to 30,000.

     The OIR requires applicants to have a minimum capitalization of $5.3 million to be eligible to operate as an insurance company in the State of Florida. Upon being issued an insurance license, companies must maintain capitalization of at least $4 million. If an insurance company's capitalization falls below $4 million, then the company will be deemed out of compliance with OIR requirements, which could result in revocation of the participant's license to operate as an insurance company in the State of Florida.

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

     UPCIC does not expect to obtain additional policies from the JUA. The policies obtained from the JUA provided the opportunity for UPCIC to solicit future renewal premiums. The majority of the policies obtained from the JUA subsequently renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 40,000 homeowners insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. To diversify UPCIC's product lines, UPCIC has begun underwriting inland marine policies. Management may consider underwriting other types of policies in the future. Any such program will require DOI approval. See Competition under "Factors Affecting Operation Results and Market Price of
Stock" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.

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

DEFERRED POLICY ACQUISITION COSTS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. When determining the maximum amount of deferred policy acquisition costs, investment income to be earned over the remaining policy period is estimated and taken into consideration. Estimates of the costs of losses, catastrophic reinsurance and policy maintenance are also required in the determination of the maximum amount of deferred policy acquisition costs. Deferred reinsurance commissions have reduced net deferred policy acquisition costs to $0 as of December 31, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements during 2003.

RELATED PARTIES

All underwriting, rating, policy issuance and administration functions for UPCIC were previously performed by Universal Management pursuant to a Management Agreement dated June 2, 1997 and Addenda thereto dated June 12, 1997 and June 1,

1998. UPCIC and Universal Management terminated the management agreement effective as of January 15, 2002. Services previously provided by Universal Management to UPCIC under the management agreement are now performed by UPCIC, Universal Risk Advisors and unaffiliated third parties.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 AND YEAR ENDED DECEMBER 31, 2002.

     Gross premiums written decreased 7.3% to $30,745,878 for the year ended December 31, 2003 from $33,160,567 for the year ended December 31, 2002. The decrease in gross premiums written is primarily attributable to a decrease in new business mitigated by premium rate increases.

     Net premiums written increased 60.6% to $3,127,502 for the year ended December 31, 2003 from $1,947,182 for the year ended December 31, 2002. The increase in net premiums written reflects the impact of reinsurance, since $27,618,376 or 89.8% of premiums written were ceded to reinsurers for the year ended December 31, 2003 as compared to $31,213,385 or 94.1% for the year ended December 31, 2002. This fluctuation was a result of the Company's election under its quota share reinsurance treaty to cede 50% of gross written premiums, losses and loss adjustment expenses during the first five months of 2002, 80% during the subsequent four months and 90% during the remaining three months of 2002, versus 90% during 2003 except for new and renewal without wind risk business with policy effective dates of June 1, 2003 and after. The Company ceded the additional amounts commencing in 2002 in order to limit its loss exposure while it further stabilized operations. The increase in net premiums written is also attributable to premium rate increases.

     Net premiums earned decreased 45.0% to $2,694,170 for the year ended December 31, 2003 from $4,895,623 for the year ended December 31, 2002. The decrease in net premiums earned is attributable to the Company's election under its quota share reinsurance treaty to cede 90% of gross written premiums, losses and loss adjustment expenses during 2003 except for new and renewal without wind risk business with policy effective dates of June 1, 2003 and after versus 50% of gross written premiums, losses and loss adjustment expenses during the first five months of 2002, 80% during the subsequent four months and 90% during the remaining three months of 2002.

     Commission  revenue  decreased  17.9%  to  $1,167,606  for the  year  ended
December 31, 2003 from $1,421,906 for the year ended December 31, 2002. Commission income is comprised mainly of the Managing General Agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The decrease is primarily due to reduced policy fee income attributable to a decrease in new and renewal business.

     Investment income consists of net investment income and net realized gains (losses). Investment income decreased 76.9% to $82,458 for the year ended December 31, 2003 from $357,623 for the year ended December 31, 2002. The decrease is primarily due to lower investment balances and a lower interest rate environment during 2003.

     Transaction fees consist of revenue from the selling of insurance leads. Transaction fee revenue increased 44.7% to $1,379,211 for the year ended December 31, 2003 from $953,389 for the year ended December 31, 2002. The increase is primarily due to increased sales of insurance leads to insurance agents. In 2002, leads were primarily sold to insurance companies.

     Other revenue decreased 29.2% to $1,156,571 for the year ended December 31, 2003 from $1,633,567 for the year ended December 31, 2002. Other revenue is comprised of fee revenue from direct sales and service revenue from other operations. The decrease is primarily attributable to the fact that there is less activity in the direct sales and service operations this year.

     Losses and loss adjustment expenses ("LAE") incurred decreased 79.0% to $974,489 for the year ended December 31, 2003 from $4,638,160 for the year ended December 31, 2002 as compared to net premiums earned which decreased 45.0% to $2,694,170 for the year ended December 31, 2003 from $4,895,623 for the year ended December 31, 2002. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

Losses and LAE decreased due to the lower frequency and severity of claims in 2003 and because of changes to the Company's reinsurance program discussed above. The Company's direct loss ratio for the year ended December 31, 2003 was 46.2% compared to 62.5% for the year ended December 31, 2002. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims in 2003 and also because of premium rate increases in 2003. The Company's net loss ratio for the year ended December 31, 2003 was 36.2% compared to 94.7% for the year ended December 31, 2002. The net loss ratio decreased due to a decrease in direct losses incurred in conjunction with changes to the Company's reinsurance program. During 2003 and 2002, Florida did not experience windstorm catastrophes.

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

     The reserve for unpaid losses and loss adjustment expenses at December 31, 2003 is $7,680,872. Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and loss adjustment expenses, the Company believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover all claims and related expenses which may arise from incidents reported. The range of direct loss reserve estimates as determined by the Company's independent actuarial consultants is a low of $7,130,000 and a high of $8,714,000. The key assumption used to arrive at management's best estimate of loss reserves in relation to the actuary's range and the specific factors that led to management's best estimate is that the liability is based on management's estimate of the ultimate cost of settling each loss and an amount for losses incurred but not reported.

     As a result of the Company's review of its liability for losses and loss adjustment expenses, which includes a re-evaluation of the adequacy of reserve levels for prior year claims, the Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2003 were decreased in the current year by $199,948 for claims that had occurred on or before the prior year balance sheet date. This favorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were less than expected. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2002 were increased by $729,436 for claims that had occurred on or before the previous year balance sheet date. This unfavorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were more than expected. As of December 31, 2002, the Company changed a key assumption to estimate reserves since the last reporting date by reserving the coverage limit for certain potentially large claims, specifically sinkhole claims. Changes of this nature were made in 2002 on related outstanding claims, primarily for conservative reasons. Recognition of this change occurred in 2002 in light of the Company's experience with claims of this nature, which occurred primarily in 2001 due to contributing weather conditions. Reported claims of this nature were less frequent in 2002 and 2003. Nonetheless, there can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2003.

     General and administrative expenses increased 27.1% to $5,787,055 for the year ended December 31, 2003 from $4,552,897 for the year ended December 31, 2002. General and administrative expenses have increased primarily due to lower ceding commissions on premiums ceded to reinsurers due to ceding commission recognized in 2002 as a result of the change in the quota share ceding percentage from 50% during the first five months of 2002, 80% during the subsequent four months and 90% during the remaining three months of 2002 versus 90% during 2003 except for new and renewal without wind risk business with policy effective dates of June 1, 2003 and after. In addition, ceding commissions were lower in 2003 due to a decrease in the dollar amount of ceded premiums written to quota share reinsurers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash flow are premium revenues, commission income and investment income.

     For the year ended December 31, 2003, cash flows provided by operating activities were $3,586,586. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities primarily relate to Company borrowings.

     During 2002, the Company became a party to a senior Promissory Note with a reinsurer for $750,000 payable in 12 monthly installments through July 2003 at an annual interest rate of 9%. The funds were used to make an additional capital contribution to UPCIC. The remaining balance of the loan was paid off in 2003. During 2003, the Company purchased software for $520,000. Management believes this will result in reducing overall management expenses versus the previous outside vendor agreement. Of the remaining purchase price of $480,000 as of December 31, 2003, $30,000 was payable on January 5, 2004 and the remainder is payable in 5 monthly installments of $10,000 through May 2004 followed by 10 monthly installments of $40,000 through March 2005. In addition, the Company has outstanding loans in the amount of $277,936 to finance several vehicles and a boat, all acquired for business use and $83,333 for working capital needs. The amounts will become due during the years 2004 through 2011.

     The balance of cash and cash equivalents as of December 31, 2003 was $8,011,278. This amount along with readily marketable debt and equity securities aggregating $250,039 would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $200,000 up to the 100 year PML which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

     Accounting principles generally accepted in the United States of America differ in some respects from reporting practices prescribed or permitted by the Florida Office of Insurance Regulation. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. The Company is also required to adhere to prescribed premium-to-capital surplus ratios. The Company is in compliance with these requirements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 7, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that Deloitte & Touche LLP resigned as the independent auditor for the Company effective as of September 30, 2002. On November 4, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company engaged Blackman Kallick Bartelstein LLP as the Company's new independent accountants effective as of October 28, 2002. On April 4, 2003, the Company filed an amended Form 8-K which provided additional information to its October 7, 2002 Form 8-K.

     During the Company's two fiscal years ended December 31, 2001, and the subsequent interim period through September 30, 2002, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreements in connection with its reports. In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2001, Deloitte & Touche LLP informed the Company that a material weakness under standards established by the American Institute of Certified Public Accountants existed in the design and operation of the Company's internal control related to the processing of claims payments, including the duplication of drafts issued and the omission of drafts from the accounting records. This matter was discussed by Deloitte & Touche LLP with the Company's Audit Committee. The Company also authorized Deloitte & Touche LLP to respond to Blackman Kallick Bartelstein LLP's inquiries. In addition, the Company took a number of steps to address Deloitte & Touche LLP's concerns regarding the material control weakness.

     Except as noted above, during the two fiscal years ended December 31, 2001 and through the subsequent interim period through September 30, 2002, there have been no events of the type described in Item 304 (a)(1)(iv) of Regulation S-B.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company as of December 31, 2003 are as follows:

Name                            Age      Position
----                            ---      --------
Bradley I. Meier                36       President, Chief Executive Officer,
                                         Secretary and Director
Norman M. Meier                 64       Director, Secretary
Reed J. Slogoff                 35       Director
Joel M. Wilentz, M.D.           69       Director
James M. Lynch                  49       Executive Vice President and Chief
                                         Financial Officer
Sean P. Downes                  33       Chief Operating Officer of UPCIC


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

     REED J. SLOGOFF has been a Director of the Company since March 1997. Mr. Slogoff is currently a principal with Pearl Properties Commercial Management, LLC, a commercial real estate investment and management firm based in
Philadelphia,   Pennsylvania.   Mr.   Slogoff   was   formerly   with   Entercom
Communications Corp., a publicly traded radio broadcasting company and was previously a member of the corporate and real estate group of the law firm of Dilworth, Paxson, LLP. Mr. Slogoff received a B.A. with Honors from the University of Pennsylvania in 1990, and a J.D. from the University of Miami School of Law in 1993.

     JOEL M. WILENTZ, M.D. has been a Director of the Company since March 1997. Dr. Wilentz is one of the founding members of Dermatology Associates in Florida, founded in 1970. He is a member of the boards of the Neurological Injury Compensation Associate for Florida, the Broward County Florida Medical Association, and the American Arm of the Israeli Emergency Medical Service for the southeastern United States, of which he is also President. Dr. Wilentz is a past member of the Board of Overseers of the Nova Southeastern University School of Pharmacy.

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

     SEAN P. DOWNES has been Chief Operating Officer and a Director of Universal Property & Casualty Insurance Company since July 2003. Mr. Downes was Chief Operating Officer of Universal Adjusting Corporation from July 1999 to July 2003. During that time Mr. Downes created the Company's claims operation. Before joining the Company in July 1999, Mr. Downes was Vice President of Dennis Downes and Associates, a multi-line insurance adjustment corporation.

     Norman M. Meier and Bradley I. Meier are father and son, respectively. There are no other family relationships among the Company's executive officers and directors.

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

AUDIT COMMITTEE

     The Company has a separately designated audit committee, whose members are Bradley I. Meier and Reed J. Slogoff. The Company's Board of Directors has determined that the Company does not have an audit committee financial expert serving on its audit committee because the Company has not identified an individual with the required expertise and experience.

CODE OF ETHICS

     The Company had not adopted a code of ethics for senior executive and financial officers because it has not expended the resources necessary for such adoption.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     All required disclosures of Forms 3, 4 and 5 were timely filed by directors, officers and 10% beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

     The tables and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-KSB. This information is furnished with respect to the Company's executive officers who earned in excess of $100,000 during the fiscal year ended December 31, 2003.

                                                   SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                       -------------------

Name and                           Year Ended                                             Long-Term Compensation
Principal Position                December 31         Salary           Bonus          Securities Underlying Options
------------------                -----------         ------           -----          -----------------------------
Bradley I. Meier                      2003           $ 381,150              $  0                       0
President and CEO                     2002             346,500                 0                       0
                                      2001             315,000                 0                 150,000

James M. Lynch                        2003           $ 155,000              $  0                       0
Executive Vice President and          2002             149,250            15,000                       0
CFO                                   2001             140,500             5,000                 100,000

Sean P. Downes                        2003           $ 109,167              $  0                       0
Chief Operating Officer of            2002              81,250                 0                 200,000
UPCIC                                 2001              73,050                 0                 100,000

                        OPTION GRANTS IN LAST FISCAL YEAR
None.


                  AGGREGATED OPTION EXERCISES AND OPTION VALUES
                      FOR THE YEAR ENDED DECEMBER 31, 2003
None.


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

None.

EMPLOYMENT AGREEMENT

     As of August 11, 1999, the Company entered into a four-year employment agreement with Bradley I. Meier, the Company's President and Chief Executive Officer, amending and restating the previous employment agreement of May 1, 1997 between the Company and Mr. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year which shall be increased by 5% each year beginning with the first anniversary of the effective date. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier will be entitled to a bonus equal to 3% of pretax profits up to $5 million and 4% of pretax profits in excess of $5 million. On May 4, 2001, Addendum No. 3 to the employment agreement was approved by the Board of Directors, whereby Mr. Meier was entitled to receive an additional fifteen percent (15%) increase in his base compensation in addition to the cumulative base compensation and increase calculated at the beginning of 2001, retroactive to January 1, 2001 and under Addendum No. 3, for each successive year of the term of the employment agreement, the base compensation as adjusted by previous increase(s) will be increased by ten (10%) percent. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. In addition, the agreement shall be extended automatically for one year at each anniversary of the date of the agreement up to the fourth year of the agreement, at the option of Mr. Meier. Under the terms of the employment agreement dated May 1, 1997, Mr. Meier was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.06 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years. On March 4, 2004, Mr. Meier was granted ten-year stock options to purchase 1,000,000 shares of Common Stock at $0.06 per share, which vested immediately. The Company issued 4,708,332 and 6,782,330 shares of Common Stock during the respective years ended December 31, 2003 and 2002 in conjunction with amendments approved by the Board of Directors to the employment agreement between the Company and Mr. Meier whereby Mr. Meier converted salary and accrued vacation into shares of common stock. An additional 2,823,529 shares were issued on February 25, 2004. The shares were issued to Mr. Meier in private transactions performed in accordance with the terms of the amendments and pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2003:

                                                Equity Compensation Plan Information

 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Number of securities
                                                                                                  remaining available for
                                    Number of securities to be          Weighted-average          issuance under equity
                                    issued upon exercise of             exercise price of         compensation plans
                                    outstanding options, warrants       outstanding options,      (excluding securities reflected
 Plan Category                      and rights                          warrants and rights       in column (a))

 -----------------------------------------------------------------------------------------------------------------------------------

 Equity compensation plans                 10,261,651                         $1.57                        N/A
 approved by security holders
 -----------------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans
 not approved by security                      -                                -                            -
 holders
 -----------------------------------------------------------------------------------------------------------------------------------
 Total                                     10,261,651                         $1.57                        N/A
 -----------------------------------------------------------------------------------------------------------------------------------

Descriptions of the plans are contained in Note 12 to the Consolidated Financial Statements.

SERIES M PREFERRED STOCK

     As of March 1, 2004, directors and named executive officers, individually and as a group, beneficially owned Series M Preferred Stock as follows:

Name and Address of Beneficial  Amount and Nature of Beneficial Percent of Class
         Owner(1)                           Ownership           ----------------
         -----                              --------

Bradley I. Meier*(2)                        48,890                   48.0%
Norman M. Meier* (3)                        53,000                   52.0%
Officers and directors as a group
   (2 persons) (4)                          86,890                   98.0%

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

(4)   See footnotes (1) - (3) above.

SERIES A PREFERRED STOCK

     As of March 1, 2004, directors and named executive officers, individually and as a group, beneficially owned Series A Preferred Stock as follows:

Name and Address of Beneficial  Amount and Nature of Beneficial Percent of Class
         Owner(1)                           Ownership           ----------------
         -----                              --------

Norman M. Meier* (2)                          9,975                   20%
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

(3)   See footnotes (1) - (2) above.

COMMON STOCK

         As  of  March  1,  2004,   directors  and  named  executive   officers,
individually and as a group, beneficially owned Common Stock as follows:

Name and Address of Beneficial  Amount and Nature of Beneficial Percent of Class
         Owner(1)                           Ownership           ----------------
         -----                              --------

Bradley I. Meier (3)                       20,051,110               62.3%
Norman M. Meier (4)                         2,665,654                8.3%
Sean P. Downes (5)                            315,000                1.0%
Reed J. Slogoff (6)                           255,000                 .8%
Joel M. Wilentz (7)                           255,000                 .8%
James M. Lynch (8)                            175,000                 .5%

Officers and directors as a group
    (6 people) (9)                         23,716,764               73.7%


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

(3) Consists of (i) (a) 15,330,243 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00 per share, options to purchase 1,875 shares of Common Stock at an exercise price of $12.50 per share, ten-year options to purchase 90,000 shares at an exercise price of $2.88 as to 45,000 shares and $3.88 as to the remaining 45,000 shares granted pursuant to Mr. Meier's employment agreement, options to purchase 90,000 shares of Common Stock at an exercise price of $1.13 per share and options to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share, (c) warrants to purchase 15,429 shares of Common Stock at an exercise price of $1.75 per share, warrants to purchase 339,959 shares of Common Stock at an exercise price of $3.00 per share, warrants to purchase 82,000 shares of Common Stock at an exercise price of $1.00 per share and warrants to purchase 131,700 shares of Common Stock at an exercise price of $.75 per share, (d)

      169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock, (e) options to purchase 250,000 shares of Common Stock at an exercise price of $1.06 per share which vested on November 2, 1997, (f) options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on May 1, 1997 granted pursuant to Mr. Meier's employment agreement, options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1998 granted pursuant to Mr. Meier's employment agreement and options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on May 1, 1999 granted pursuant to Mr. Meier's employment agreement, (g) options to purchase 250,000 shares of Common Stock at an exercise price of $1.63 per share, (h) options to purchase 150,000 shares of Common Stock at an exercise price of $1.10 per share which vested on December 23, 1999, (i) options to purchase 150,000 shares of Common Stock at an exercise price of $0.60 per share which vested on December 21, 2001, and (ii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, of which Mr. Meier is a general partner. Excludes options to purchase 625,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Also excludes all securities owned by Norman M. Meier and Phyllis R. Meier, Mr. Meier's father and mother, respectively, as to which Mr. Meier disclaims beneficial ownership. Includes 416,666 and 250,225 shares owned by Lynda Meier and Eric Meier, respectively, who are the sister and brother, respectively, of Bradley I. Meier, which shares are subject to proxies granting voting rights for such shares to Bradley I. Meier.

(4) Consists of (i) (a) 482,371 shares of Common Stock, (b) options to purchase 3,750 shares of Common Stock at an exercise price of $12.50 per share, options to purchase 3,750 shares of Common Stock at an exercise price of $9.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $1.25 per share, (c) warrants to purchase 3,082 shares of Common Stock at an exercise price of $22.00 per share, warrants to purchase 2,494 shares of Common Stock at an exercise price of $4.25 per share, warrants to purchase 28,538 shares of Common Stock at an exercise price of $1.50 per share, warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.00 per share and warrants to purchase 129,970 shares of Common Stock at an exercise price of $1.00 per share, (d) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock, (e) options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on November 2, 1997, (f) options to purchase 500,000 shares of Common Stock at an exercise price of $1.63 per share, (g) options to purchase 75,000 shares of Common Stock at an exercise price of $1.10 per share, (h) options to purchase 25,000 shares of Common Stock at an exercise price of $0.60 per share and (ii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner. Excludes options to purchase 100,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Excludes all securities owned by Bradley I. Meier or Phyllis Meier, Mr. Meier's son and former spouse, respectively, as to which Mr. Meier disclaims beneficial ownership.

(5) Consists of (i) options to purchase 15,000 shares of Common Stock at an exercise price of $1.10 per share, (ii) options to purchase 100,000 shares of Common Stock at an exercise price of $0.50 per share and (iii) options to purchase 200,000 shares of Common Stock at an exercise price of $0.04 per share.

(6) Consists of (i) 25,000 shares of Common Stock, (ii) options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share,
      (iii) options to purchase 100,000 shares of Common Stock at an exercise price of $1.63 per share, of which 50,000 are held in a custodial account for Mr. Slogoff's minor son, (iv) options to purchase 20,000 shares of Common Stock at an exercise price of $1.10 per share and (v) options to purchase 10,000 shares of Common Stock at an exercise price of $0.60 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share.

(7) Consists of (i) 25,000 shares of Common Stock, (ii) options to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share,
      (iii) options to purchase 100,000 shares of Common Stock at an exercise price of $1.63 per share, (iv) options to purchase 20,000 shares of Common Stock at an exercise price of $1.10 per share and (v) options to purchase 10,000 shares of Common Stock at an exercise price of $0.60 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share.

(8) Consists of (i) options to purchase 50,000 shares of Common Stock at an exercise price of $1.87 per share and (ii) options to purchase 25,000 shares of Common Stock at an exercise price of $1.10 per share and options to purchase 100,000 shares of Common Stock at an exercise price of $0.50 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share.

(9)   See footnotes (1) - (8) above.

SERIES M PREFERRED STOCK

     As of March 1, 2004, the following table sets forth information regarding the number and percentage of Series M Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series M Preferred Stock:

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

SERIES A PREFERRED STOCK

     As of March 1, 2004, the following table sets forth information regarding the number and percentage of Series A Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series A Preferred Stock:



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

(2) Consists of 9,975 shares of Series A Preferred Stock beneficially owned. Excludes all securities owned by Bradley I. Meier and Norman M. Meier, the son and former spouse, respectively, as to which Ms. Meier disclaims beneficial ownership.

(3) Belmer Partners is a Florida general partnership in which Phylis R. Meier is managing general partner and Bradley I. Meier and Norman M. Meier are general partners

COMMON STOCK

     As of March 1, 2004, the following table sets forth information regarding the number and percentage of Common Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                         Amount and Nature of
Name and Address(1)                    Beneficial Ownership(2)  Percent of Class
----------------                       --------------------     ----------------
Martin Steinberg, Esq., as the                 6,518,004              20.3%
receiver for Lancer Offshore Inc.(3)
c/o David E. Wells, Esq.
Hunton & Williams LLP
1111 Brickell Avenue,  Suite 2500
Miami, FL 33131

(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Common Stock of the Company specified opposite its name.

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

(3) Consists of 6,518,004 shares of Common Stock as indicated on Schedule 13D dated July 10, 2003 filed with the Securities and Exchange Commission.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since December 1997, as a condition to the licensing of the Company's subsidiary, the Company's outside counsel has held $290,000 in trust for the benefit of the Company in the Counsel's escrow account pending resolution of a claim against a Company director and an unrelated entity. Such funds have been included in the Company's financial statements as cash and cash equivalents. In October 2003, the dispute was resolved and the claim was settled on terms including a cash payment of $201,000, which the Company paid under an indemnification arrangement with the director. Legal fees related to the settlement were $37,036. These amounts were recorded as an expense during the fourth quarter of 2003. The remaining funds, net of settlement cost and attorney fees, were returned to the Company.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1   Registrant's  Restated  Amended and Restated  Certificate of Incorporation
      (1)

3.2   Registrant's Bylaws (1)

3.3 Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (4)

3.4   Certificate  of  Designations,   Preferences,   and  Rights  of  Series  M
      Convertible Preferred Stock dated August 13, 1997 (2)

3.5   Certificate   of  Amendment  of  Amended  and  Restated   Certificate   of
      Incorporation dated October 19, 1998 (4)

3.6   Certificate   of  Amendment  of  Amended  and  Restated   Certificate   of
      Incorporation dated December 18, 2000 (4)

3.7 Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (4)

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

16.1 Letter on change in certifying accountants from Millward & Co. CPA's dated February 12, 1999, and as amended February 26, 1999 (3)

16.2 Letter on change in certifying accountants from Deloitte & Touche LLP dated October 7, 2002(5)

16.3 Letter on change in certifying accountants from Deloitte & Touche LLP dated March 27, 2003(6)

21    List of Subsidiaries

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32    Certifications  of Chief  Executive  Officer and Chief  Financial  Officer
      Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 13, 1997, as amended

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K and Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 1999 and February 26, 1999, respectively

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 9, 2003

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2002

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2003

REPORTS ON FORM 8-K

     Form 8-K/A,  filed April 2, 2003,  reporting  under Items 4 and 7.

ITEM 14.  CONTROLS AND PROCEDURES.

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Audit fees for the fiscal years ended December 31, 2003 and December 31, 2002 were $115,000 and $110,000, respectively.

AUDIT RELATED FEES

Audit related fees for the fiscal years ended December 31, 2003 and December 31, 2002 were $0.

TAX FEES

Tax fees for the fiscal years ended December 31, 2003 and December 31, 2002 were $25,000 and $30,000, respectively.

ALL OTHER FEES

All other fees for products and services provided by the Company's principal accountant for the fiscal years ended December 31, 2003 and December 31, 2002 were $0.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                       UNIVERSAL INSURANCE HOLDINGS, INC.


Dated: March 25, 2004        By:  /s/ Bradley I. Meier
                                  ----------------------------------------
                                  Bradley I. Meier, President and Chief
                                  Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bradley I. Meier          President, Chief Executive       March 25, 2004
--------------------          Officer and Director
Bradley I. Meier

/s/ James M. Lynch            Chief Financial Officer          March 25, 2004
------------------
James M. Lynch

/s/ Norman M. Meier           Director                         March 25, 2004
-------------------
Norman M. Meier

/s/ Reed J. Slogoff           Director                         March 25, 2004
-------------------
Reed J. Slogoff

/s/ Joel M. Wilentz           Director                         March 25, 2004
-------------------
Joel M. Wilentz

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - December 31, 2003...............................F-3

Consolidated Statements of Operations for the Years Ended December 31, 2003
and 2002.....................................................................F-4

Consolidated Statements of Stockholders' Equity and Comprehensive
Income (Loss) for the Years Ended December 31, 2003 and 2002.................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
2003 and 2002................................................................F-6

Notes to Consolidated Financial Statements............................F-7 - F-25

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Universal Insurance Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Blackman Kallick Bartelstein LLP


Chicago, Illinois
March 5, 2004

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003


                                     ASSETS


Cash and cash equivalents                                        $   8,011,278
Debt securities held-to-maturity (fair value of $103,335)              100,243
Equity securities available for sale (cost of $175,453)                149,796
Investments in real estate                                             204,743
Prepaid reinsurance premiums and reinsurance recoverables           24,837,539
Premiums and other receivables                                         536,586
Property and equipment, net                                          1,211,643
Other assets                                                           183,661
                                                                 --------------
Total Assets                                                     $  35,235,489
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                       $   7,680,872
Unearned premiums                                                   16,105,576
Accounts payable                                                     1,176,654
Reinsurance payable                                                  5,135,834
Other accrued expenses                                                 822,018
Loans payable                                                          841,269
                                                                 --------------
Total Liabilities                                                   31,762,223
                                                                 --------------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum liquidation
  preference of $1,419,700                                               1,387
Common stock, $.01 par value 40,000,000 shares authorized, 29,360,246
  shares issued and 26,251,601 shares outstanding                      215,008
Common stock in treasury, at cost - 208,645 shares                    (101,820)
Additional paid-in capital                                          15,024,142
Accumulated deficit                                                (11,639,794)
Accumulated other comprehensive loss                                   (25,657)
                                                                 --------------
Total stockholders' equity                                           3,473,266
                                                                 --------------
Total liabilities and stockholders' equity                       $   35,235,489
                                                                 ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                 UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended         Year Ended
                                            December 31, 2003  December 31, 2002
                                            -----------------  -----------------

PREMIUMS EARNED AND OTHER REVENUES:
   Premium income, net                          $ 2,694,170       $  4,895,623
   Net investment income                             82,458            357,623
   Commission revenue                             1,167,606          1,421,906
   Transaction fees                               1,379,211            953,389
   Other revenue                                  1,156,571          1,633,567
                                                -----------       ------------

       Total revenues                             6,480,016          9,262,108
                                                -----------       ------------

OPERATING COSTS AND EXPENSES
   Losses and loss adjustment expenses              974,489          4,638,160
   General and administrative expenses            5,787,055          4,552,897
                                                -----------       ------------
       Total operating costs and expenses         6,761,544          9,191,057
                                                -----------       ------------

NET (LOSS) INCOME                               $  (281,528)      $     71,051
                                                ===========       ============

(LOSS) INCOME PER COMMON SHARE:
   Basic                                        $     (0.01)      $       0.00
                                                ===========       ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                           23,777,515        15,600,921
                                                ===========       ============

(LOSS) INCOME PER COMMON SHARE
   Diluted                                      $     (0.01)      $      0.00
                                                ===========       ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                         23,777,515        16,173,956
                                                ===========       ===========


    The accompanying notes are an integral part of the consolidated financial statements.


                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                                     COMPREHENSIVE INCOME (LOSS)

                                               YEARS ENDED DECEMBER 31, 2003 AND 2002





                    PREFERRED                COMMON              TREASURY        ADDITIONAL                ACCUMULATED
                       STOCK                  STOCK               STOCK           PAID-IN     ACCUMULATED  OTHER COMP
               SHARES       AMOUNT     SHARES     AMOUNT   SHARES     AMOUNT     CAPITAL       DEFICIT   INCOME (LOSS)    TOTAL
               ------       -------    ------     ------   ------     ------     -------       -------   -------------    -----
BALANCE
 January 1,
 2002               138,640  $1,387  14,894,584  $148,946  208,645  $(101,820) $14,977,297  $(11,329,419)  $(39,836)   $3,656,555

Net Income                -       -           -         -        -          -            -        71,051          -        71,051

Net change in
 unrealized
 losses
 on available
 for sale
 securities               -       -           -         -        -          -            -             -    (34,835)      (34,835)
                                                                                                                      -----------
Comprehensive
 income                                                                                                                    36,216

Preferred stock
 dividend                 -       -           -         -        -          -            -       (49,950)         -       (49,950)

Issuance of
 common stock             -       -   6,782,330    18,229        -          -       26,679             -          -        44,908
                   --------  ------  ----------  --------  -------  ---------  -----------  ------------   --------   -----------
BALANCE,
 December 31,
 2002               138,640   1,387  21,676,914   167,175  208,645   (101,820)  15,003,976   (11,308,318)   (74,671)    3,687,729
                   --------  ------  ----------  --------  -------  ---------  -----------  ------------   --------   -----------

Net loss                  -       -           -         -        -          -            -      (281,528)         -      (281,528)

Net change in
 unrealized
 gains
 on available
 for sale
 securities               -       -           -         -        -          -            -             -     49,014        49,014
                                                                                                                      -----------
Comprehensive
 loss                                                                                                                    (232,514)

Preferred stock
 dividend                 -       -           -         -        -          -            -       (49,948)         -       (49,948)

Issuance of
 common stock             -       -   4,783,332    47,833        -          -       20,166             -          -        67,999
                   --------  ------  ----------  --------  -------  ---------  -----------  ------------   --------   -----------
BALANCE,
 December 31,
 2003               138,640  $1,387  26,460,246  $215,008  208,645  $(101,820) $15,024,142  $(11,639,794)  $(25,657)  $ 3,473,266
                   ========  ======  ==========  ========  =======  =========  ===========  ============   ========   ===========


                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                 F-5

                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended                 Year Ended
                                                                           December 31, 2003         December 31, 2002
                                                                           -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                            $ (281,528)                  $71,051
   Adjustments to reconcile net (loss) income
       to cash provided by (used in) operations:
   Amortization and depreciation                                                268,953                   236,316
   Loss on disposal of assets                                                   (40,503)
   Issuance of common stock as compensation                                      67,999                    44,908
   Net accretion of bond premiums and discounts                                  (5,793)                   (2,161)
Net change in assets and liabilities relating to operating activities:
     Prepaid reinsurance premiums and reinsurance recoverable                   996,780               (11,674,228)
     Premiums and other receivables                                             664,988                     7,345
     Deferred policy acquisition costs                                             -                      529,942
     Reinsurance payable                                                      4,089,021                (3,327,902)
     Accounts payable                                                          (158,565)                  (28,505)
     Other accrued expenses                                                    (151,430)                  282,792
     Accrued taxes, licenses and fees                                              -                       (6,758)
     Unpaid losses and loss adjustment expenses                                 456,117                   977,888
     Unearned premiums                                                       (2,319,453)                4,371,790
                                                                           -------------             -------------
Net cash provided by (used in) operating activities                           3,586,586                (8,517,522)
                                                                           -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                      (237,069)                 (155,345)
     Purchase of equity securities available for sale                              -                      (18,160)
     Proceeds from sale of equity securities available for sale                 133,414                       -
     Proceeds from maturities of debt securities held to maturity               235,133                 2,699,235
     Purchase of real estate                                                       -                     (280,487)
     Sale of real estate                                                         93,405                   173,102
                                                                           -------------             -------------
Net cash provided by investing activities                                       224,883                 2,418,345
                                                                           -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividend                                                   (49,948)                  (49,950)
     Payments on loans payable                                                 (665,163)                     -
     Proceeds from loans payable                                                327,000                   255,348
                                                                           -------------             -------------
Net cash (used in) provided by financing activities                            (388,111)                  205,398
                                                                           -------------             -------------

NET INCREASE (DECREASE) IN CASH AND CASH                                      3,423,358                (5,893,779)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of year                                  4,587,920                10,481,699
                                                                           -------------             -------------

CASH AND CASH EQUIVALENTS, End of year                                     $  8,011,278              $  4,587,920
                                                                           =============             =============



                       The accompanying notes are an integral part of the consolidated financial statements.


               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Universal Insurance Holdings, Inc. (the "Company") was originally incorporated as Universal Heights, Inc. in Delaware in November 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. The Company, through its wholly owned subsidiary, Universal Insurance Holding Company of Florida, formed Universal Property & Casualty Insurance Company ("UPCIC") in 1997. UPCIC's application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Office of Insurance Regulation ("OIR") and was approved on October 29, 1997. In 1998, UPCIC began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association ("JUA").

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

In February 1998, the Company commenced its insurance business. Since then the Company has developed into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998, and became licensed by the Florida Department of Insurance on September 28, 1998 as the Company's wholly owned managing general agent ("MGA"). Through the MGA, the Company has underwriting and claims authority for UPCIC as well as third-party insurance companies. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC and third-party insurance products through the Company's distribution network and UPCIC.

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998, U.S. Insurance Solutions, Inc. was incorporated in Florida on August 4, 1998 and Coastal Homeowners Insurance Specialist, Inc. was incorporated in Florida on July 2, 2001, each as wholly owned subsidiaries of Universal Insurance Holdings, Inc. to solicit voluntary business and to generate commission revenue. U.S. Insurance Solutions, Inc. was sold back to its former agency principal during 2003 for $100 and the assumption of certain obligations in the aggregate amount of $16,000. The remaining two entities are a part of the Company's agency operations, which seek to generate income from commissions, premium financing referral fees and the marketing of ancillary services. In addition, Capital Resources Group, LTD. was incorporated in the British Virgin Islands on June 2, 2000 as a subsidiary of the Company to participate in contingent capital products. Universal Risk Life Advisors, Inc. was incorporated in Florida on June 1, 1999 as the Company's wholly owned managing general agent for life insurance products. The Company has also formed a claims adjusting company, Universal
Adjusting Corporation, which was incorporated in Delaware on August 9, 1999. Universal Adjusting Corporation currently has claims authority for Universal Property & Casualty Insurance Company. The Company has also formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. is a network of Internet insurance agencies. As of December 31, 2003, insurance agencies have been established in 22 states and are active in 5 states. During 2001, the Company formed Tiger Home Services, Inc., which furnishes pest control, pool services and landscaping to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida. Various plans are offered to fit customer needs.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are summarized as follows:

USE OF ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's primary areas of estimate are the recognition of premium revenues, insurance liabilities, deferred policy acquisition costs, provision for premium deficiency and reinsurance. Actual results could differ from those estimates.

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

INVESTMENTS IN REAL ESTATE. Investments in real estate are reported at the lower of cost or appraised value. Real estate represents residential properties purchased by UPCIC in connection with the settlement of certain claims. The properties are rented for the production of income until they can be sold. Depreciation is provided on the straight-line basis over twenty seven and one half years.

SECURITIES AVAILABLE FOR SALE. Equity securities are reported at fair value, with unrealized gains and losses reported net of deferred tax as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets. Estimated useful life of all property and equipment ranges from three to five years. Routine repairs and maintenance are expensed as incurred. Website development costs are capitalized and amortized over their estimated useful life.

RECOGNITION OF PREMIUM REVENUES. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

RECOGNITION OF COMMISSION REVENUE. Commission revenue, which is comprised of the MGA's policy fee income on all new and renewal insurance policies and commissions generated from agency operations is recognized as income upon policy inception. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

RECOGNITION OF TRANSACTION FEE REVENUE. Transaction fee revenue, which is comprised of revenue from the selling of insurance leads is recognized as income upon sale of the lead. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

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

INSURANCE LIABILITIES. Unpaid losses and loss adjustment expenses ("LAE") are provided for as claims are incurred. The provision for unpaid losses and loss adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on industry data; and (3) estimates of expenses for investigating and adjusting claims based on the experience of the Company and the industry.

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

PROVISION FOR PREMIUM DEFICIENCY. It is the Company's policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accrual for premium deficiency was considered necessary as of December 31, 2003.

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

INCOME (LOSS) PER SHARE OF COMMON STOCK. Basic earnings per share is computed by dividing the Company's net income (loss) less cumulative Preferred Stock dividends by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company's net income (loss) minus Preferred Stock dividends by the weighted average number of shares of Common Stock outstanding during the period and the impact of all dilutive potential common shares, primarily Preferred Stock, options and warrants. The dilutive impact of stock options and warrants is determined by applying the treasury stock method and the dilutive impact of the Preferred Stock is determined by applying the "if converted" method.

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

     Notes payable are principally equal to the unpaid balance of the respective notes.

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

STOCK OPTIONS. The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares as of the grant date. The Company has elected to apply Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options granted to employees and directors, and SFAS No. 123 Accounting for Stock-Based Compensation, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equals the market price of underlying stock on the date of the grant, no compensation expense is recognized. The Company expenses the fair value (determined as of the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. The Company has adopted the disclosure only provisions of SFAS No. 123 (see Note 12).

STATUTORY ACCOUNTING. The Company prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the Office of Insurance Regulation of the State of Florida. Effective January 1, 2001, the Office of Insurance Regulation of the State of Florida required that insurance companies domiciled in the State of Florida prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual (the "Manual"), as modified by the Office of Insurance Regulation of the State of Florida. Accordingly, the admitted assets, liabilities and capital and surplus of Universal Property & Casualty Insurance Company as of December 31, 2003, and the results of its operations and its cash flow for the year then ended have been determined in accordance with the new accounting principles.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement, which is effective for years ending after December 15, 2002, amends Statement No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees and related interpretations. However, the enhanced disclosure provisions as defined by SFAS No. 148 became effective and were adopted by the Company in the first quarter of 2003.

RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 3 - INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and began servicing the policies. Subsequently, UPCIC was successful in renewing a large number of these policies while commencing solicitation of business in the voluntary market through independent agents. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. Accordingly, UPCIC determines unearned premiums by calculating the pro rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. As of December 31, 2003, the Company has direct unearned premiums of $16,105,576.

UPCIC's obligation for liabilities for policies assumed from the JUA began at 11:59 p.m. on the date of assumption of the policies. UPCIC has no liability for assumed policies prior to the assumption date nor does UPCIC have any liability for claims made to the JUA. Similarly, the JUA has no liability for assumed liabilities subsequent to the assumption date.

NOTE 4 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2003 was approximately $4.6 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

QUOTA SHARE

Effective June 1, 2003, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, UPCIC cedes 90% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 28% of ceded gross premiums written. For the year ended December 31, 2002, UPCIC ceded 50% of gross written premiums, losses and loss adjustment expenses for all policies during the first five months of 2002, 80% during the subsequent four months and 90% during the remaining three months. UPCIC continued to cede 90% of all policies during 2003, except for new and renewal without wind risk business with policy effective dates of June 1, 2003 and after. In addition, the quota share treaty has a limitation for any one occurrence of $2,000,000.

EXCESS PER RISK

Effective June 1, 2003, UPCIC entered into an excess per risk agreement with various reinsurers. Under the excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk, each property loss, and $1,000,000 in excess of $300,000 each casualty loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $5,200,000 limit applies to the term of the contract.

EXCESS CATASTROPHE

The excess catastrophe reinsurance agreement provides three layers of excess catastrophe coverage as of December 31, 2002 as follows:

                          First Layer         Second Layer         Third Layer
                          -----------         ------------         -----------

Coverage                 $12,000,000 in     $25,000,000 in      $13,000,000 in
                         excess of          excess of           excess of
                         $2,000,000 each    $14,000,000 each    $19,000,000 each
                         loss occurrence    loss occurrence     loss occurrence
Deposit premium          $3,600,000         $2,750,000          $1,300,000
Minimum premium          $2,880,000         $2,600,000          $1,040,000
Premium rate -% of       0.078%             0.016%              0.028%
total insurance value


Effective June 1, 2003, UPCIC revised and enhanced its excess catastrophe reinsurance program. The excess catastrophe reinsurance agreement provides two layers of excess catastrophe coverage as of December 31, 2003 as follows:


                                First Layer          Second Layer
                                -----------          ------------

Coverage                      $18,000,000 in      $6,000,000 in
                              excess of           excess of
                              $2,000,000 each     $20,000,000 each
                              loss occurrence     loss occurrence
Deposit premium               $4,680,000          $810,000
Minimum premium               $3,744,000          $648,000
Premium rate -% of            0.102%              0.018%
total insurance value

Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event, which occurs within the area of one state of the United States or province of Canada and states or provinces contiguous thereto and to one another.

Effective June 1, 2002 UPCIC entered a reimbursement agreement with the Florida Hurricane Catastrophe Fund (the "Fund"), which is administered by the Florida State Board of Administration. Under the reimbursement agreement, the Fund would reimburse the Company, with respect to each loss occurrence during the contract year (June 1, 2002 to May 31, 2003) for 90% of the ultimate loss paid by the Company in excess of the Company's retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. The Fund provided UPCIC with coverage of $56,312,000 in excess of $19,228,000. The premium for this coverage was $2,394,227. Effective June 1, 2003, UPCIC entered a subsequent reimbursement agreement with the Fund under the same terms through May 31, 2004. The Fund has provided UPCIC with coverage of $54,341,000 in excess of $21,446,000 as of December 31, 2003. The premium for this coverage was $2,397,060. In the event of depletion of the Fund due to losses arising from catastrophic events, the Fund would assess homeowners' insurers writing business in the state of Florida. Florida law allows insurers to make rate filings to pass these assessments to policyholders.

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and loss adjustment expenses ("LAE") are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

The preceding reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                              Year Ended                                  Year Ended
                           December 31, 2003                           December 31, 2002
                           -----------------                           -----------------

               Premiums         Premiums       Loss and Loss       Premiums       Premiums
               Written          Earned          Adjustment          Written        Earned          Adjustment
               -------          ------           Expenses           -------        ------           Expenses
                                                 --------                                           ---------
Direct      $ 30,745,878    $  33,065,332    $  15,275,032      $  33,160,567   $  28,788,776     $  17,998,488

Ceded        (27,618,376)     (30,371,162)     (14,300,543)       (31,213,385)    (23,893,153)      (13,360,328)
            ------------    -------------    -------------      -------------   -------------     -------------

Net         $  3,127,502    $   2,694,170    $     974,489      $   1,947,182   $   4,895,623     $   4,638,160
            ============    =============    =============      =============   =============     =============

Other amounts:
                                                               December 31, 2003

Reinsurance recoverable on unpaid losses and loss adjustment
expenses                                                           $6,329,872
Reinsurance recoverable on paid losses                              2,166,133
Other reinsurance receivables                                       2,159,157
Unearned premiums ceded                                            14,182,377
                                                                  ------------
Prepaid reinsurance premiums and reinsurance recoverable          $24,837,539
                                                                  ============

Reinsurance payable                                                $5,135,834
                                                                  ============

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Two reinsurers have unsecured balances greater than 10% of the total amounts of prepaid reinsurance premiums and reinsurance recoverables as of December 31, 2003. The balances for these reinsurers are $6,451,000 and $5,560,000. As of December 31, 2003, UPCIC has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 5 - INVESTMENTS

Major categories of net investment income are summarized as follows:

                                        Year Ended              Year Ended
                                    December 31, 2003       December 31, 2002
                                    -----------------       -----------------

Debt securities held-to-maturity        $   13,551            $  237,440
Common stocks                                7,398                 2,040
Cash and cash equivalents                   88,521               130,951
                                        ----------            ----------
                                           109,470               370,431
Investment expenses                         27,012                12,808
                                        ----------            ----------
                                        $   82,458            $  357,623
                                        ==========            ==========

Proceeds from the sale of equity securities during 2003 and 2002 were $133,414 and $0 respectively. Gross gains on the sale of securities during 2003 and 2002 were $7,266 and $81,299, respectively. Gross losses on the sale of securities during 2003 and 2002 were $347 and $2,644, respectively.

The aggregate amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value as of December 31, 2003 for available-for-sale and held-to-maturity securities by major security type are as follows:

                                           Cost or               Gross                Gross               Fair
                                        Amortized Cost      Unrealized Gains    Unrealized Losses         Value
                                        --------------      ----------------    -----------------         -----
Available-for-sale securities:
Cash and cash equivalents               $  8,011,278        $              -    $             -         $  8,011,278
Equity securities                            175,453                       -            (25,657)        $    149,796
                                        ------------        ----------------    -----------------       ------------
  Total                                 $  8,186,731        $               -   $       (25,657)        $  8,161,074
                                        ============        ================    =================       ============

Held-to-maturity securities:
US government agencies                  $    100,243                   3,092    $             -         $    103,335
                                        ============        ================    =================       ============

The scheduled maturities of held-to-maturity securities as of December 31, 2003 were as follows:

                                                Amortized
                                                  Cost              Fair Value
                                                  ---               ----------
Due after one year through five years            $100,243             $103,335



The preceding data is based on the stated maturities of the securities. Actual maturities may differ as borrowers may have the right to call or prepay obligations.

As of December 31, 2003, investments with a carrying value of $1,500,000 were on deposit with regulatory authorities.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 consisted of the following:

        Computers                                          $     482,167
        Furnture                                                 131,472
        Automobiles and equipment                                712,203
        Software                                                 520,000
                                                           -------------

        Total cost                                             1,845,842
        Less: Accumulated depreciation and amortization         (634,199)
                                                           -------------
                                                           $   1,211,643


NOTE 7 - LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

As described in Note 2, UPCIC establishes liabilities for unpaid losses and loss adjustment expenses on reported and unreported claims of insured losses. These liability estimates are based on known facts and interpretation of factors such as claim payment patterns, loss payments, pending levels of unpaid claims, product mix and industry experience. The establishment of appropriate liabilities, including liabilities for catastrophes, is an inherently uncertain process. This uncertainty is compounded by UPCIC's limited history of claims experience. UPCIC regularly updates its estimates as new facts become known and further events occur which may impact the resolution of unsettled claims.

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC's policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions such as hurricanes and tropical storms. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2003 was approximately $4.6 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 4.

Management believes that the liabilities for claims and claims expense as of December 31, 2003 is appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:


                                                Year Ended         Year Ended
                                            December 31, 2003  December 31, 2002
                                            -----------------  -----------------

Balance at beginning of year                    $ 7,224,755       $ 6,246,867

Less reinsurance recoverable                     (5,634,455)       (3,278,316)
                                                -----------       -----------

Net balance at beginning of year                  1,590,330         2,968,551
                                                -----------       -----------
Incurred related to:
  Current year                                    1,174,437         3,908,724
  Prior year                                       (199,948)          729,436
                                                -----------       -----------
Total incurred                                      974,489         4,638,160
                                                -----------       -----------

Paid related to:
  Current year                                      786,430         2,894,786
  Prior years                                       427,359         3,121,625
                                                -----------       -----------
Total paid                                        1,213,789         6,016,411
                                                -----------       -----------

Net balance at end of year                        1,351,000         1,590,300
  Plus reinsurance recoverable                    6,329,872         5,634,455
                                                -----------       -----------

Balance at end of year                          $ 7,680,872       $ 7,224,755
                                                ===========       ===========

The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2003 were decreased in the current year by $199,948 for claims that had occurred on or before the prior year balance sheet date. This favorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were less than expected. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2002 were increased by $729,436 for claims that had occurred on or before the previous year balance sheet date. This unfavorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were more than expected.

NOTE 8 - LOANS PAYABLE

On May 29, 2002, the Company entered into a Senior Promissory Note with Renaissance Reinsurance LTD. for the principal sum of $750,000 payable in 12 monthly installments of $62,500. Interest accrued on the unpaid balance of the principal amount at a fixed annual rate of 9%. Universal Risk Advisors, Inc. signed as guarantor of the note. The loan amount was contributed to UPCIC as additional paid-in capital. The remaining balance of the loan was paid off during 2003.

During 2003, the Company purchased software for $520,000. Management believes this will result in reducing overall management expenses versus the previous outside vendor agreement. Of the remaining unpaid purchase price of $480,000 as of December 31, 2003, $30,000 was payable on January 5, 2004 and the remainder is payable in 5 monthly installments of $10,000 through May 2004 followed by 10 monthly installments of $40,000 through March 2005. The remaining installments include principal and interest as there is no stipulated interest rate.

Loans payable as of December 31, 2003 also consists of the following bank loans secured by the respective assets: a boat loan for $119,574, principal due in May 2011, with interest paid monthly at 8.8%, and several vehicle loans totaling $158,362, principal due from January 2004 to September 2006, with interest paid monthly ranging from 5.6% to 10%. Other loans with vendors amounted to $83,333 as of December 31, 2003.

Loan repayments are due as follows:

        2004         $  554,401
        2005            169,961
        2006             35,445
        2007             16,181
        2008             17,664
  Thereafter             47,617
                     -----------
                     $  841,269
                     ===========

NOTE 9 - REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive supervision and regulation by the OIR. The Florida Insurance Code (the "Code") requires that UPCIC maintain minimum statutory surplus of $4,000,000. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the State of Florida.

The following schedule reconciles statutory net loss and surplus of UPCIC as reported in the 2003 and 2002 annual statements filed with the OIR, prepared on the basis of statutory accounting principles, to UPCIC's net loss for the years ended December 31, 2003 and 2002 and stockholders' equity under GAAP as of December 31, 2003:


                                                          Year Ended                             Year Ended
                                                      December 31, 2003                       December 31, 2002
                                                      -----------------                       -----------------

                                                Net Loss                 Surplus                    Net Loss
                                                --------                 -------                    --------
Balance per statutory financial          $        (344,324)       $      4,590,619         $        (475,329)
statement, as originally filed
Balance per statutory financial                   (344,324)              4,590,619                  (475,329)
statement, as adjusted
Deferred policy acquisition costs                     -                       -                     (529,942)
Deferred income taxes                              (18,889)                105,649                     81,232
Policy assessment                                     -                    287,332                    287,332
Increase non-admitted assets                          -                    675,998                      -
Other                                                 -                   (214,922)                     -
                                         ----------------------   ---------------------    --------------------
Balance in conformity with GAAP          $        (363,213)       $      5,444,676         $         (636,707)
                                         ======================   =====================    ====================


NOTE 10 - RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance and administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, and unaffiliated third parties.

Since December 1997, as a condition of the licensing of the Company's subsidiary the Company's outside counsel has held $290,000 in trust for the benefit of the Company in the counsel's escrow account pending resolution of a claim against a Company director and an unrelated entity. Such funds have been included in the Company's financial statements as cash and cash equivalents. In October 2003, the dispute was resolved and the claim was settled on terms including a cash payment of $201,000, which the Company paid under an indemnification arrangement with the director. Legal fees related to the settlement were $37,036. These amounts were recorded as an expense during the fourth quarter of 2003. The remaining funds, net of settlement cost and attorney fees, were returned to the Company.

NOTE 11- INCOME TAX PROVISION

Since its inception, the Company has incurred cumulative tax operating losses. Therefore, the Company has not incurred any significant income tax liabilities during that time. As of December 31, 2003, the Company had net operating loss carryforwards totaling approximately $9,425,000 which are available to offset future taxable income, if any, through 2023.

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2003 and 2002:



                                                         2003            2002
                                                         ----            ----
       Statutory federal income tax rate                 34.0%          34.0%

       Increases (decreases) resulting from:

                Change in valuation allowance           (34.0%)        (27.7%)

                Other                                     0.0%          (6.3%)
                                                      ----------      ----------

       Effective tax rate                                 0.0%           0.0%
                                                      ==========      ==========

Deferred income taxes as of December 31, 2003 are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

        Deferred income tax assets:
                Net operating loss carryforward         $  3,204,500
                Unearned premiums                            130,777
                Unpaid losses                                 52,270
                                                        ------------
                                                           3,387,547

        Deferred income tax liabilities:
                Property and equipment                      (117,177)

        Net deferred income tax asset                      3,270,370
        Less: valuation allowance                         (3,270,370)
                                                        ------------
        Net deferred income tax asset                   $          -
                                                        ============


The Company has prepared projections that indicate it may generate some amount of income from operations in the future. However, a valuation allowance is deemed necessary because management does not believe that it is more likely than not that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

The remaining net operating loss carryforwards will expire as follows:

      Expiration

        2007                            $       328,000
        2008                                  1,010,000
        2009                                  1,116,000
        2010                                    677,000
        2011                                  1,570,000
        2012                                  1,379,000
        2013                                      5,000
        2020                                  1,229,000
        2021                                  1,258,000
        2022                                    404,000
        2023                                    449,000
                                        ---------------
                                        $     9,425,000
                                        ===============


NOTE 12 - STOCKHOLDERS' EQUITY

CUMULATIVE PREFERRED STOCK

In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt, and 88,690 shares of Series M
Preferred Stock were issued during the fiscal year ended April 30, 1997 for repayment of $88,690 of related party debt. Each share of Series A and M Preferred Stock is convertible by the Company into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. Beginning May 1, 1998, the Series A Preferred Stock pays a cumulative dividend of $.25 per share per quarter. In connection with this issuance of the Series A Preferred Stock, the Company issued the holders warrants to purchase 12,488 shares of Common Stock at $4.25 per share, exercisable through October 17, 2004.

STOCK OPTIONS

The Company adopted a 1992 Stock Option Plan (the "Plan") under which shares of Common Stock are reserved for issuance upon the exercise of the options. The Plan is designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors and consultants of the Company. All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Plan. The Plan does not specify the number of shares for which options are available for grant. The stock options may be granted over a period not to exceed 10 years and generally vest as of the date of grant or upon certain goals attained. The Plan has no provisions for the exercising of options other than paying the cash exercise price.

A summary of the option activity for the years ended December 31, 2003 and 2002 is presented below:

                                                                     Options Exeriseable
                                                                     -------------------                                 Weighted
                                                                                                                         Average
                                         Number                 Option Price per Share                   Number         Exercise
                                        of Shares         Low             High          Weighted        of Shares         Price
                                        ---------         ---             ----          --------        ---------         -----
Outstanding January 1, 2002             6,838,624       $    0.50       $   22.00       $    1.24       6,838,624       $   1.24
Granted                                   230,000       $    0.04       $    0.50       $    0.09
                                     ------------
Outstanding December 31, 2002           7,068,624       $    0.04       $   22.00       $    1.20       7,068,624       $   1.20
Cancelled                                 (35,625)      $    6.00       $   22.00       $   14.51
                                     ------------
Outstanding December 31, 2003           7,032,999       $    0.04       $    3.88       $    1.14       7,032,999       $   1.14
                                     ============

The following table summarizes the information about options under the Plan outstanding as of December 31, 2003:

                Options Outstanding and Exercisable
                -----------------------------------

                                    Weighted Average
                                        Remaining          Weighted
  Range of              Number      Contractual Life       Average
Exercise Prices      Outstanding        (in years)      Exercise Price
---------------      -----------        ----------      --------------
 $0.04 - $1.87         6,890,000            4.1               $1.09
 $2.88 - $3.88           142,999            1.4               $3.39
                     -----------
                       7,032,999
                     ===========

The Company adopted a 2000 Stock Option Plan (the "Tigerquote.com Plan") under which shares of common stock of Tigerquote.com are reserved for issuance upon the exercise of the options. The Tigerquote.com Plan is designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors and consultants. All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Plan. The Plan does not specify the number of shares for which options are available for grant. The stock options may be granted over a period not to exceed 10 years and generally vest as of the date of grant or upon certain goals attained. The Plan has no provisions for the exercising of options other than paying the cash exercise price.

A summary of the option activity of the Tigerquote.com Plan for the years ended December 31, 2003 and 2002 is presented below:

                                                                     Options Exeriseable
                                                                     -------------------                               Weighted
                                                                                                                       Average
                                         Number                 Option Price per Share                   Number       Exercise
                                        of Shares         Low             High          Weighted        of Shares       Price
                                        ---------         ---             ----          --------        ---------       -----
Outstanding January 1, 2002               835,000       $    0.50       $    0.50       $    0.50         835,000     $     0.50
Granted                                       -         $      -        $     -         $      -               -              -
                                     ------------
Outstanding December 31, 2002             835,000       $    0.50       $    0.50       $    0.50         835,000     $     0.50
Granted                                       -         $      -        $     -         $      -                -             -
                                     ------------
Outstanding December 31, 2003             835,000       $    0.50       $    0.50       $    0.50         835,000     $     0.50
                                     ============

The  following  table  summarizes  the  information   about  options  under  the
Tigerquote.com Plan outstanding as of December 31, 2003:

                Options Outstanding and Exercisable
                -----------------------------------

                                    Weighted Average
                                        Remaining          Weighted
  Range of              Number      Contractual Life       Average
Exercise Prices      Outstanding        (in years)      Exercise Price
---------------      -----------        ----------      --------------
 $0.50                   835,000           6.25               $.50
                     -----------
                         835,000
                     ===========



As described in Note 2, the Company accounts for stock-based compensation using the provisions of APB No. 25 and related interpretations. No stock options were granted in 2003. Accordingly, no compensation expense has been recognized for the year ended December 31, 2003. No compensation expense was recognized in the year ended December 31, 2002 for options granted to employees and directors as the exercise price for the only stock option grant equaled their fair market value at the time of grant. The Company expenses the fair value (as determined as of the grant date) of options and warrants granted to non-employees over the vesting period. Had compensation cost for options granted to employees and directors been determined in accordance with the fair value provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:


                                                Year Ended         Year Ended
                                            December 31, 2003  December 31, 2002
                                            -----------------  -----------------

Net income (loss)
As reported                                    $  (281,528)       $    71,051
Compensation expense                              (552,287)          (376,191)
                                                ----------        -----------
Pro Forma                                         (833,815)          (305,141)
Net income (loss) per share:
Basic
  As reported                                  $     (0.01)       $      0.00
  Compensation expense                         $     (0.03)       $     (0.02)
                                                ----------        -----------
  Pro forma                                    $     (0.04)       $     (0.02)

Diluted
  As reported                                  $     (0.01)       $      0.00
  Compensation expense                         $     (0.03)       $     (0.02)
  Pro forma                                     ----------        -----------
  Pro forma                                    $     (0.04)       $     (0.02)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions.

                                        Year Ended                 Year Ended
                                    December 31, 2003          December 31, 2002
                                    -----------------          -----------------
    Dividend yield                        N/A                           0.00%
    Expected life of option               N/A                         5 years
    Risk free interest rate               N/A                           6.50%
    Expected volatility                   N/A                         126.03%

There were no options granted in 2003. Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value per option granted during the year ended December 31, 2002 was $0.05.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, such models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The pro forma amounts may not be representative of the future effects on reported net income (loss) and net income (loss) per share that will result from the future granting of stock options since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted periodically.

WARRANTS

A summary of the warrant activity for the years ended December 31, 2003 and 2002 is presented below:


                                                                  Warrants Exeriseable
                                                                  --------------------                  Weighted       Weighted
                                                                                                         Average        Average
                                         Number                Warrant Price per Share                   Number        Exercise
                                        of Shares         Low             High          Weighted        of Shares        Price
                                        ---------         ---             ----          --------        ---------        -----
Outstanding January 1, 2002             4,393,652       $    0.75       $    6.00       $    1.34       4,393,652       $    1.34
Granted                                       -         $      -        $     -         $     -
                                     ------------
Outstanding December 31, 2002           4,393,652       $    0.75       $    6.00       $    1.34       4,393,652       $    1.34
Cancelled                              (2,000,000)      $    0.75       $    1.25       $    1.00
                                     ------------
Outstanding December 31, 2003           2,393,652       $    0.75       $    6.00       $    1.62       2,393,652       $    1.62
                                     ============


The following table summarizes the information about warrants outstanding as of December 31, 2003:

                Warrants Outstanding and Exercisable
                -----------------------------------

                                    Weighted Average
                                        Remaining          Weighted
  Range of              Number      Contractual Life       Average
Exercise Prices      Outstanding        (in years)      Exercise Price
---------------      -----------        ----------      --------------
 $0.75 - $1.50         1,614,109            3.4               $1.03
 $1.75 - $6.00           779,543            1.9               $2.84
                     -----------
                       2,393,652
                     ===========


No warrants were issued in 2002 or 2003.

OTHER STOCK ISSUANCES

The Company issued 4,708,332 and 6,782,330 shares of Common Stock during the respective years ended December 31, 2003 and 2002 in conjunction with amendments approved by the Board of Directors to the employment agreement between the Company and Bradley I. Meier, the Company's President and Chief Executive Officer, whereby Mr. Meier converted salary and accrued vacation into shares of Common Stock. The shares were issued to Mr. Meier in private transactions performed in accordance with the terms of the amendments and pursuant to Section 4(2) of the Securities Act of 1933, as amended. An additional 2,823,529 shares were issued on February 25, 2004. During the year ended December 31, 2003, the Company issued 75,000 shares of Common Stock to the Board of Directors as board compensation.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

As of August 11, 1999, the Company entered into a four-year employment agreement with Bradley I. Meier, the Company's President and Chief Executive Officer, amending and restating the previous employment agreement of May 1, 1997 between the Company and Mr. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year with a 5% annual increase. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier is entitled to a bonus equal to 3% of pretax profits up to $5,000,000 and 4% of pretax profits in excess of $5,000,000. On May 4, 2001, Addendum No. 3 to the employment agreement was approved by the Board of Directors, whereby Mr. Meier was entitled to receive an additional fifteen percent (15%) increase in his base compensation in addition to the cumulative base compensation and increase calculated at the beginning of 2001, retroactive to January 1, 2001; and for each successive year of the term of the employment agreement the base compensation as adjusted by previous increase(s) shall be increased by ten percent (10%). The employment agreement contains non-competition and non-disclosure covenants. In addition, the agreement shall be extended automatically for one year at each anniversary of the date of the agreement up to the fourth year of the agreement, at the option of Mr. Meier. Under the terms of the agreement in 1997, Mr. Meier was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.00 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years. On March 4, 2004, Mr. Meier was granted ten-year stock options to purchase 1,000,000 shares of Common Stock at $0.06 per share, which vested immediately. The exercise price of the options equaled the market price of the Company's Common Stock as of the date of grant. See Note 12 for disclosure regarding stock issuance under this agreement.

LEASE AGREEMENT

The Company leases approximately 9,200 square feet of office space for its corporate headquarters in Miami, Florida under a three-year lease expiring December 31, 2004. Management is currently exploring alternatives upon expiration of the lease. Rent expense for 2003 was $216,749.

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

Universal Management performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. During 2003, the parties settled the matter out of court and a settlement was finalized. Accordingly, the Company has no further liability with respect to the management fees claimed by Universal Management. The terms of the settlement included a cash payment of $250,000 by the Company to Universal Management. This amount was recorded as an expense and paid during the second quarter of 2003.

NOTE 15 - EARNINGS PER SHARE

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income (loss) for the years ended December 31, 2003 and 2002.

Options and warrants totaling 9,382,185 and 11,457,566 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the years ended December 31, 2003 and 2002, respectively.


                                                       Year Ended                  Year Ended
                                                     December 31, 2003           December 31, 2002
                                                     -----------------           -----------------
                                             Loss                                Income
                                       Available to                             Available to
                                           Common                                  Common
                                       Stockholders                Per Share    Stockholders                   Per Share
                                          Amount        Shares      Amount        Amount        Shares          Amount
                                          ------        ------      ------        ------        ------          ------

Net income (loss)                       $ (281,528)                             $ 71,051
  Less: Preferred stock dividends          (49,948)                              (49,950)
                                        -----------                             --------

Income (loss) available
  to common stockholders                  (331,476)    23,777,515   $   (0.01)    21,101        15,600,921      $  0.00
                                                                    =========                                   -------
Effect of dilutive securities:
  Stock options and warrants                   -               -           -         -               4,710          -
  Preferred stock                              -               -           -      49,950           568,325          -
                                        ----------     ----------   ---------   --------        ----------      -------

Income (loss) available to common
  stockholders and assumed
  conversion                            $ (331,476)    23,777,515   $   (0.01)  $ 71,051        16,173,956      $  0.00
                                        ==========     ==========   =========   =========       ==========      =======