Form 10QSB
period 2004-03-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2004-05-14
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

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


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 34,183,775 shares of common stock as of May 1, 2004.

      Transitional Small Business Disclosure Format   Yes __ No X_

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM  1.     FINANCIAL STATEMENTS
-------      --------------------

      The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

Cash and cash equivalents                                       $     7,436,704
Debt securities held-to-maturity (fair-value of $101,975)               100,147
Equity securities available for sale (cost of $175,453)                 179,288
Prepaid reinsurance premiums and reinsurance recoverables            23,711,917
Premiums and other receivables                                          667,312
Investments in real estate                                              196,021
Property, plant and equipment, net                                    1,132,842
Other assets                                                            168,989
                                                               -----------------

                                                                $    33,593,220
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                      $     6,662,362
Unearned premiums                                                    15,496,433
Accounts payable                                                      1,658,388
Reinsurance payable                                                   4,619,516
Other accrued expenses                                                  836,847
Loans payable                                                           728,739
                                                               -----------------

Total liabilities                                                    30,002,285
                                                               -----------------



STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
 1,000,000 shares authorized, 138,640 shares issued and
 outstanding, minimum liquidation preference of $1,419,700                1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
 32,183,775 shares issued and 29,075,130 shares outstanding             243,244
Common stock in treasury, at cost - 208,645 shares                     (101,820)
Additional paid-in capital                                           15,067,907
Accumulated deficit                                                 (11,623,618)
Accumulated other comprehensive income                                    3,835
                                                               -----------------

Total liabilities and stockholders' equity                      $    33,593,220
                                                               =================


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                         Three Months Ended   Three Months Ended
                                              March 31,            March 31,
                                                2004                 2003
                                                ----                 ----

PREMIUMS EARNED AND OTHER REVENUES:
   Premium income, net                          $   730,228         $   622,014
   Net investment income                             15,555              28,995
   Commission revenue                               380,028             374,651
   Transaction fees                                 684,453             303,679
   Other revenue                                    262,104             268,180
                                                 -----------          ----------

         Total revenues                           2,072,368           1,575,484
                                                 -----------          ----------

OPERATING COSTS AND EXPENSES
   Losses and loss adjustment expenses              195,997             443,837
   General and administrative expensed            1,847,706           1,131,647
                                                 -----------         -----------

         Total operating costs and expenses       2,043,703           1,575,484
                                                 -----------         -----------

NET INCOME                                      $    28,665         $    22,035
                                                 ===========         ===========

INCOME PER COMMON SHARE:
   Basic                                        $      0.00         $      0.00
                                                 ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                           27,213,000          21,468,000
                                                 ===========         ===========

INCOME PER COMMON SHARES
   Diluted                                      $      0.00         $      0.00
                                                 ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                         27,881,000          22,036,000
                                                 ===========         ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended   Three Months Ended
                                              March 31,            March 31,
                                                2004                 2003
                                                ----                 ----

NET INCOME                                      $    28,665         $    22,035

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on
   available-for-sale securities                     29,492             (65,987)
                                                 -----------          ----------

COMPREHENSIVE INCOME (LOSS)                     $    58,157         $   (43,952)
                                                 ===========         ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                        Three          Three
                                                    Months Ended    Months Ended
                                                      March 31,       March 31,
                                                        2004            2003
                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $    28,665     $    22,035
   Adjustments to reconcile net income (loss)
      to cash (used in) provided by operations:
   Amortization and depreciation                         77,417          61,028
   Issuance of common stock as compensation              72,001               -
   Net accretion of bond premiums and discounts              96             284
Net change in assets and liabilities relating to
      operating activities:
   Prepaid reinsurance premiums and reinsurance
      recoverables                                    1,125,622        (515,910)
   Premiums and other receivables                      (168,989)        608,693
   Reinsurance payables                                (516,318)        (80,967)
   Accounts payable                                     481,734        (173,981)
   Other accrued expenses                                14,829          72,852
   Unpaid losses and loss adjustment expenses        (1,018,510)      1,335,800
   Unearned premiums                                   (609,143)       (540,472)
   Other assets                                        (130,726)              -
                                                    ------------   ------------

Net cash (used in) provided by operating activities    (643,322)        789,362
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 193,767               -
   Proceeds from maturities of debt securities
      held to maturity                                        -          72,122
   Proceeds from disposal of fixed assets                     -          46,030
   Sale of real estate                                        -          70,311
                                                    ------------    ------------
Net cash provided by investing activities               193,767         188,463
                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividend                             (12,489)        (12,487)
   Repayments of loans payable                         (112,530)       (234,231)
   Proceeds from loans payable                                -         250,000
                                                    ------------    ------------

Net cash (used in) provided by financing activities    (125,019)          3,282
                                                    ------------    ------------

NET (DECREASE) INCREASE  IN CASH AND CASH              (574,574)        981,107
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of period        8,011,278       4,587,920
                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, End of period            $ 7,436,704     $ 5,569,027
                                                    ------------    ------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC") and other wholly owned entities and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet of the Company as of March 31, 2004, the related condensed consolidated statements of operations and comprehensive operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF -BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first three months of 2004.

NEW ACCOUNTING PRONOUNCEMENTS. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This Statement, which is effective for years ending after December 15, 2002, amends Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. However, the enhanced disclosure provisions as defined by SFAS No. 148 which became effective in the first quarter of 2003 have been implemented.

In February 2004, the FASB's Emerging Issues Task Force reached a consensus regarding certain disclosure requirements in EITF Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("EITF No. 03-1"). EITF No. 03-1 describes certain quantitative and qualitative disclosures that are required for marketable equity securities covered by Statement No. 115, including the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses, by investment type, as well as the nature of the investment(s), cause of impairment, number of positions held, severity and duration of the impairment. The disclosures required by EITF No. 03-1 are effective for fiscal years ending after December 15, 2003. The Emerging Issues Task Force is discussing further the other issues addressed in EITF No. 03-1, including the meaning of other-than-temporary impairment and its application to investments accounted for under the cost method or the equity method, or as either available-for-sale or held-to-maturity under Statement No. 115. The impact of such adoption is not anticipated to have a material effect on the Company's consolidated financial statements.

On December 31, 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R does not have an impact on the Company's consolidated financial condition or results of operations. Further, FIN 46R requires the disclosure of certain information related to variable interest entities in which the Company holds a significant variable interest. The Company does not own any such interests.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Management has reassessed the critical accounting policies as disclosed in our 2003 Annual Report to Stockholders on Form 10-KSB and determined that no changes, additions or deletions are needed to the policies as disclosed. Also there were no significant changes in our estimates associated with those policies.

RISKS AND UNCERTAINTIES. The Company's business could be affected by regulatory and competitive restrictions on pricing for new and renewal business, the cost of catastrophic reinsurance, adverse loss experience and federal and state legislation or governmental regulations of insurance companies. Changes in these areas could adversely affect the Company's operations in the future.

Management attributes recent operating losses and unfavorable loss ratios of UPCIC primarily to higher than expected costs of catastrophic reinsurance and adverse loss experience in the homeowners line of business. Management has taken the following actions to improve and strengthen UPCIC's financial condition.
Premium rate increases of 7.5% and 7.8% were implemented in June 2003 and January 2004, respectively. UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. The Company has achieved more favorable ceding commission terms on its quota share reinsurance program. UPCIC was also able to obtain a less expensive catastrophic reinsurance program for 2003 - 2004.

In addition to the actions described above, effective May 1, 2004 the Company brought in house the system it utilizes for policy issuance and administration.

The Company believes that this will enhance UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities, as well as reducing overall management expenses.

Management believes the implementation of, and results attributable to, the actions described above, along with capital contributions previously made to UPCIC, removes the substantial doubt associated with UPCIC's ability to continue as a going concern for a reasonable period of time, and UPCIC has met the minimum statutory requirements for surplus as regards policyholders as of March 31, 2004. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to achieve profitability.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At March 31, 2004, the Company had unearned premiums totaling $15,496,433.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 2004, deferred policy acquisition costs amounted to $0 due to the effect of deferred reinsurance commissions.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful. No allowance is deemed necessary at March 31, 2004.

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

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of March 31, 2004 was approximately $4.4 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

               Three Months Ended                     Three Months Ended
                 March 31, 2004                         March 31, 2003
               ------------------                     ------------------

                                 Loss                                Loss
                                 and Loss                            and Loss
         Premiums    Premiums    Adjustment  Premiums    Premiums    Adjustment
         Written     Earned      Expenses    Written     Earned      Expenses
         -------     ------      --------    -------     ------      --------

Direct   $6,965,205  $7,574,347  $1,213,779  $7,537,402  $8,077,875  $3,704,202
Ceded    (6,323,515) (6,844,119) (1,017,782) (7,033,955) (7,455,861) (3,260,365)
         ----------- ----------- ----------- ----------- ----------- -----------
Net        $641,690    $730,228    $195,997    $503,447    $622,014    $443,837
         =========== =========== =========== =========== =========== ===========



Other Amounts:
                                                                  March 31, 2004
                                                                  --------------

Reinsurance recoverable on paid and unpaid losses
   and loss adjustment expenses                                     $  7,496,561
Unearned premiums ceded                                               13,661,767
Other reinsurance receivable                                           2,553,589
                                                                      ----------
Prepaid reinsurance premiums and reinsurance recoverable            $ 23,711,917
                                                                      ==========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at March 31, 2004. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes only ceding risks to reinsurers whom it considers to be financially sound combined with distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 4 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the three month periods ended March 31, 2004 and March 31, 2003, respectively, follows:

                                                      Three Months Ended
                                              March 31, 2004      March 31, 2003
                                              --------------      --------------

Basic EPS                                        27,213,000          21,468,000
Effect of assumed conversion of
   common stock equivalents                         668,000             568,000
                                                 ----------          ----------
Diluted EPS                                      27,881,000          22,036,000

Options and warrants to purchase approximately 9,226,000 and 11,462,000 shares of common stock were outstanding during the three months ended March 31, 2004 and March 31, 2003, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

NOTE 5 - STOCK BASED COMPENSATION

Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense was included in the determination of net income for the three months ended March 31, 2004 and March 31, 2003. Had compensation cost for stock options been recognized based on the fair value at the grant dates for the options, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as indicated in the table below.

                                                      Three Months Ended
                                              March 31, 2004      March 31, 2003
                                              --------------      --------------
      Net income (loss):
         As reported                          $      28,665            $ 22,035
         Compensation expense                       (24,895)            (97,863)
                                              --------------      --------------
         Pro forma                                    3,770             (75,828)
      Net income (loss) per share:
      Basic
         As reported                                  $0.00               $0.00
         Compensation expense                          0.00                0.00
                                              --------------      --------------
         Pro forma                                    $0.00               $0.00
      Diluted
         As reported                                  $0.00                0.00
         Compensation expense                          0.00                0.00
                                              --------------      --------------
         Pro forma                                    $0.00               $0.00


For the purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants during the three months ended March 31, 2004: expected price volatility of $154%; risk-free interest rate of 6.5%; no dividends; and expective lives of five years. There were no option grants in 2003.

Note 6 - SEGMENT INFORMATION

The Company and its subsidiaries operate principally in two business segments consisting of insurance and online commerce. The insurance segment consists primarily of underwriting through UPCIC, managing general agent operations through Universal Risk Advisors, Inc., claims processing through Universal Adjusting Corporation, property inspections through Universal Inspection Corporation and marketing and distribution through Coastal Homeowners Insurance Specialists, Inc. and Universal Florida Insurance Agency, Inc. The insurance segment sells homeowner's insurance and includes substantially all aspects of the insurance, distribution and claims process. The online commerce segment consists of Internet insurance leads generation through Tigerquote.com Insurance Solutions, Inc.

The accounting policies of the segments are the same as those described in the summary of the significant accounting policies and practices. The Company evaluates its business segments based on GAAP pretax operating earning. Corporate overhead expenses are allocated to business segments. Transactions between reportable segments are accounted for at fair value.

Operating segments that are not individually reportable, based on the extent of the current operations in such segments, are included in the "All Other" category. The "All Other" category currently includes the operations of Universal Insurance Holdings, Inc., Tiger Home Services, Inc. and other entities.

Information regarding components of operations for the three months ended March 31, 2004 follows:

                                                  Three months ended March 31,
                                                    2004                2003
                                                    ----                ----
Total revenue
   Insurance segment                             $2,080,023          $2,140,472
   Online commerce segment                          721,839             333,587
   Corporate and other                              106,996              80,170
                                                 -----------         -----------

         Total operating segments                 2,908,858           2,554,229
   Intercompany eliminations                       (836,490)           (956,710)
                                                 -----------         -----------

         Total revenues                          $2,072,368          $1,597,519
                                                 ===========         ===========

Earnings (loss) before income taxes
   Insurance segment                               $232,514            $335,412
   Online commerce segment                          267,435              54,300
   Corporate and other                             (471,284)           (367,677)
                                                 -----------         -----------

         Total earnings before income taxes         $28,665             $22,035
                                                 ===========         ===========


Information regarding total assets as of March 31, 2004 and March 31, 2003:

                                                  Three months ended March 31,
                                                    2004                2003
                                                    ----                ----
Total assets
   Insurance segment                            $41,725,560         $37,911,385
   Online commerce segment                        1,609,289             979,733
   Corporate and other                           22,585,726          22,132,770
                                               --------------      -------------
         Total operating segments               $65,920,575         $61,023,888
Intercompany eliminations                       (32,327,355)        (28,030,714)
                                               --------------      -------------

         Total assets                           $33,593,220         $32,993,174
                                               =============       =============


Note - 7 SUBSEQUENT EVENTS

On April 30, 2004, the Company signed a binding contract to purchase a building located in Fort Lauderdale, Florida that the Company intends to use as its home office. The cost of the building is $1,625,000. The purchase is contingent upon inspections and the Company obtaining financing. If finalized, the Company would relocate its corporate headquarters to the building by the end of 2004.

At a meeting of the Company's Board of Director's on March 4, 2004, certain employee and director compensation actions were approved. Patric Allan, CEO of Tigerquote.com, was granted 100,000 shares of common stock, options to purchase 500,000 shares of common stock with an exercise price of $0.025 per share, and additional options to purchase 500,000 shares of common stock with an exercise price of $0.025 per share that are exercisable upon profit goals attained. All stock and options are to be issued upon signing of a new employment agreement. The agreement was finalized in April 2004. Accordingly, the related stock and option activity will be reflected in the second quarter of 2004. Sean P. Downes, COO of UPCIC, agreed to convert a $50,000 bonus into 2,000,000 shares of common stock. The shares were issued in April 2004 and will be reflected in the second quarter of 2004. In addition, outside directors were granted compensation of $30,000 per year.

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

     The Company has formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet.
Tigerquote.com Insurance & Financial Services Group, Inc. is an Internet insurance lead generating network, and Tigerquote.com Insurance Solutions, Inc., is a network of Internet insurance agencies. At March 31, 2004, agencies have been established in 22 states, of which 5 are currently active. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

     The Company has also formed Tiger Home Services, Inc., which furnishes pool services and landscaping to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida.

FINANCIAL CONDITION

     Cash and cash equivalents at March 31, 2004 aggregated $7,436,704. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

     UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At March 31, 2004, UPCIC's investments were comprised of $7,436,704 in cash and repurchase agreements, $100,147 in fixed maturity securities and $179,288 in equity securities.

     Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 50% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In 1998 the Company began to solicit business actively in the open market in an effort to further grow its insurance operations. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 38,000 homeowners and dwelling fire insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with the Company's reinsurers and their utilization of catastrophe models. To diversify UPCIC's product lines, management may consider underwriting personal umbrella liability policies in the future. Any such program will require the approval of the Florida Department of Insurance.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 VERSUS THREE MONTHS ENDED MARCH 31, 2003

     Gross premiums written decreased 7.6% to $6,965,205 for the three-month period ended March 31, 2004 from $7,537,402 for three-month period ended March 31, 2003. The decrease in gross premiums written is primarily attributable to a decrease in new business mitigated by premium rate increases. The decrease in new business was the result of non-renewal of certain policies for underwriting reasons as well as an effort to limit new business in order to control reinsurance costs.

     Net premiums earned increased 17.4% to $730,228 for the three-month period ended March 31, 2004 from $622,014 for the three-month period ended March 31, 2003. The increase is primarily due to changes in the reinsurance program effective June 1, 2003.

     Investment income decreased 46.3% to $15,555 for the three-month period ended March 31, 2004 from $28,995 the three-month period ended March 31, 2003. The decrease is primarily due to the lower interest rate environment during the three months ended March 31, 2004.

     Transaction fee revenue increased 125.4% to $684,453 for the three-month period ended March 31, 2004 from $303,679 for the three-month period ended March 31, 2003. The increase is primarily due to increased sales of insurance leads to insurance agents.

     Other revenue decreased 2.3% to $262,104 for the three-month period ended March 31, 2004 from $268,180 for the three-month period ended March 31, 2003. The decrease is primarily attributable to slightly less activity in the direct sales and service operations during the three months ended March 31, 2004.

     Commission income increased 1.4% to $380,028 for the three-month period ended March 31, 2004 from $374,651 for the three-month period ended March 31, 2003. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations.

     Losses and loss adjustment expense ("LAE") incurred decreased 55.8% to $195,997 for the three-month period ended March 31, 2004 from $443,837 for the three-month period ended March 31, 2003. Losses and LAE incurred decreased due to lower frequency and severity of claims in 2004 and because of changes related to the Company's reinsurance program. The Company's direct loss ratio for the three-month period ended March 31, 2004 was 16.0% compared to 45.9% for the three-month period ended March 31, 2003. Losses and LAE are influenced by loss severity and frequency. They are also influenced by underwriting and adjusting philosophy. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims and also because of premium rate increases in the three months ended March 31, 2004. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

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

     General and administrative expenses increased 63.3% to $1,847,706 for the three-month period ended March 31, 2004 from $1,131,647 for the three-month period ended March 31, 2003. General and administrative expenses have increased mainly due to lower ceding commissions on premiums ceded to reinsurers.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's   primary  sources  of  cash  flow  are  premium   revenues,
commissions, policy fees and investment income.

     For the three-month period ended March 31, 2004, cash flows used by operating activities were $643,322. Cash flows from operating activities are negative primarily due to payments made to reinsurers, increased recoverables on paid losses and a decrease in the unearned premium reserve. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio
is  highly  liquid  as  it  consists  almost  entirely  of  readily   marketable
securities.

     The Company has  incurred  losses in prior  years.  In order to improve the
Company's financial position and achieve profitable operations, management implemented rate increases for new and renewal business, has restructured the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce the cost, and has worked to control general and administrative expenses. In addition, management is exploring sources of additional capital, including the sale of its insurance operations.

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

     The balance of cash and cash equivalents at March 31, 2004 is $7,436,704. Most of this amount, along with readily marketable securities aggregating $279,435, would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $200,000 up to approximately the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

     Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the DOI. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of March 31, 2004. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements and expects to remain in compliance, if management's plans are successful.

     The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus (deficit) at December 31, 2003 was $(2,623,215).

     The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2003, based on calculations using the appropriate NAIC RBC formula, the Company's reported total adjusted capital was in excess of the requirements.

OFF-BALANCE SHEET ARRANGEMENTS

     There were no off-balance sheet arrangements during the first three months of 2004.

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


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

     The Company did not have any reportable legal proceedings during the three-months ending March 31, 2004. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

     Under an amendment to the employment agreement between the Company and Bradley I. Meier dated June 27, 2002, and approved by the Board of Directors, Mr. Meier elected to convert salary into shares of common stock. 2,853,529 shares of common stock were issued to Mr. Meier in a private transaction on March 1, 2004. The transaction was performed in accordance with the terms of the amendment and pursuant to Section 4(2) of the Securities Act of 1933, as amended. On March 4, 2004, Mr. Meier was granted 1,000,000 ten year options to purchase common stock at $0.056 per share.

Item 3.  Defaults upon Senior Securities
-------  -------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     None.

Item 5.  Other Information
-------  -----------------

     Effective December 31, 2003, the terms of the employment agreement of Bradley I. Meier, President and Chief Executive Officer of the Company, were amended to extend the term of the employment agreement to December 31, 2008 and to provide for an increase in base salary and for severance payment upon termination of the agreement by the Company. For additional terms of the amended employment agreement, refer to Exhibit 99.1 to this Form 10-QSB. This description of the amendment is qualified in all respects by such reference.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

     EXHIBIT NO.        EXHIBIT

     11.1               Statement Regarding Computation of Per Share Income

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.1               Addendum  No. 6 to  Employment  Agreement  of Bradley I.
                        Meier, effective as of December 31, 2003

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  May 14, 2004                    /s/ Bradley I. Meier
                                       -----------------------------------------
                                       Bradley I. Meier, Chief Executive Officer


                                       /s/ James M. Lynch
                                       -----------------------------------------
                                       James M. Lynch, Chief Financial Officer