Form 10QSB
period 2004-06-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2004-08-16
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                to
                                          --------------    --------------

                         Commission File Number 0-20848


                       UNIVERSAL INSURANCE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              65-0231984
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



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 34,408,775 shares of common stock as of August 1, 2004.

     Transitional Small Business Disclosure Format  Yes          No    X
                                                       -----         -----

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                       ----------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item  1.   Financial Statements
--------   --------------------

     The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                           $ 10,867,948
Debt securities held-to-maturity (fair-value
  of $100,528)                                                           100,051
Prepaid reinsurance premiums and reinsurance recoverables             22,092,484
Premiums and other receivables (net of allowance for doubtful
  accounts of $93,887)                                                   615,846
Investments in real estate                                               176,447
Property, plant and equipment, net                                     1,060,095
Other assets                                                             132,660
                                                                    ------------

Total assets                                                        $ 35,045,531
                                                                    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
Unpaid losses and loss adjustment expenses                          $  6,009,843
Unearned premiums                                                     16,880,263
Accounts payable                                                       1,158,195
Reinsurance payable                                                    5,712,574
Other accrued expenses                                                   897,087
Loans payable                                                            606,188
                                                                    ------------
Total liabilities                                                     31,264,150
                                                                    ------------


STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
  1,000,000 shares authorized, 138,640 shares issued and
  outstanding, minimum liquidation preference of $1,419,700               1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
  34,408,775 shares issued and 31,300,130 shares outstanding            265,493
Common stock in treasury, at cost - 208,645 shares                     (101,820)
Additional paid-in capital                                           15,114,406
Accumulated deficit                                                 (11,498,085)
                                                                    ------------
Total stockholders' equity                                             3,781,381
                                                                    ------------

Total liabilities and stockholders' equity                          $ 35,045,531
                                                                    ============


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                 Six Months Ended               Three Months Ended
                                               June 30,       June 30,       June 30,          June 30,
                                                2004           2003            2004             2003
                                                ----           ----            ----             ----
PREMIUMS EARNED AND OTHER REVENUES:
  Premium income, net                      $ 2,123,058     $ 1,217,416     $ 1,392,830      $   595,402
  Net investment income                         39,819          41,452          24,264           12,457
  Commission revenue                           748,615       1,155,004         368,587          591,242
  Transaction fees                           1,188,231         550,243         503,778          246,564
  Other revenue                                407,741         149,917         145,637           70,848
                                           -----------     -----------     -----------      -----------

    Total revenues                           4,507,464       3,114,032       2,435,096        1,516,513
                                           -----------     -----------     -----------      -----------

OPERATING COSTS AND EXPENSES
  Losses and loss adjustment expenses          540,464         670,329         344,467          226,492
  General and administrative expenses        3,800,319       2,319,662       1,952,613        1,188,015
                                           -----------     -----------     -----------      -----------

    Total operating costs and expenses       4,340,783       2,989,991       2,297,080        1,414,507
                                           -----------     -----------     -----------      -----------

NET INCOME                                 $   166,681     $   124,041     $   138,016      $   102,006
                                           -----------     -----------     -----------      -----------

INCOME  PER COMMON SHARE:
  Basic                                    $      0.01     $      0.01     $      0.00      $      0.00
                                           -----------     -----------     -----------      -----------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                       30,214,000      22,197,000      31,129,000       22,369,000
                                           -----------     -----------     -----------      -----------

INCOME  PER COMMON SHARE
  Diluted                                  $      0.01     $      0.01     $      0.00      $      0.00
                                           -----------     -----------     -----------      -----------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                     30,929,000      22,765,000      31,890,000       22,937,000
                                           -----------     -----------     -----------      -----------


                  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                    4

                           UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                               (Unaudited)


                                                     Six Months Ended             Three Months Ended
                                                  June 30,      June 30,         June 30,      June 30,
                                                   2004           2003            2004           2003
                                                   ----           ----            ----           ----
NET INCOME                                      $  166,681     $  124,041     $  138,016     $  102,006

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain (loss) on
  available-for-sale securities                     26,657         10,839         (3,835)        82,793
                                                ----------     ----------     -----------    ----------

COMPREHENSIVE INCOME                            $  193,338     $  134,880     $  134,181     $  184,799
                                                ==========     ==========     ===========    ==========


                  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                   5

                           UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                   Six Months Ended    Six Months Ended
                                                                     June 30, 2004      June 30, 2003
                                                                   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    166,681         $    124,041
  Adjustments to reconcile net income to cash provided
    by operations:
  Amortization and depreciation                                           188,352              123,207
  Loss on dispoal of assets                                               (19,325)                   -
  Issuance of common stock as compensation                                140,749                    -
  Net accretion of bond premiums and discounts                                  -                5,441
Net change in assets and liabilities relating to operating
  activities:
  Prepaid reinsurance premiums and reinsurance recoverables             2,745,055              239,332
  Premiums and other receivables                                         (132,660)             488,901
  Reinsurance payables                                                    576,740            1,005,905
  Accounts payable                                                        (18,459)            (219,544)
  Other accrued expenses                                                   75,069             (289,143)
  Unpaid losses and loss adjustment expenses                           (1,671,029)             872,841
  Unearned premiums                                                       774,687           (1,157,181)
  Other assets                                                            (79,260)                   -
                                                                     -------------        -------------

Net cash provided by operating activities                               2,746,600            1,193,800
                                                                     -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    178,378                    -
  Proceeds from maturities of debt securities held to maturity                  -              191,037
  Proceeds from sale of equity securities available for sale              194,976                    -
  Proceeds from disposal of fixed assets                                        -               22,013
  Purchase of real estate                                                 (58,468)                   -
  Sale of real estate                                                      55,243              106,228
                                                                     -------------        -------------
Net cash provided by investing activities                                 370,129              319,278
                                                                     -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                                (24,978)             (24,974)
  Repayments of loans payable                                            (235,081)            (469,297)
  Proceeds from loans payable                                                   -              250,000
  Issuance of common stock                                                      -               10,000
                                                                     -------------        -------------
Net cash used in financing activities                                    (260,059)            (234,271)
                                                                     -------------        -------------

NET INCREASE IN CASH AND CASH                                           2,856,670            1,278,807
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of period                          8,011,278            4,587,920
                                                                     -------------        -------------

CASH AND CASH EQUIVALENTS, End of period                             $ 10,867,948         $  5,866,727
                                                                     -------------        -------------


                  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                    6

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


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

The condensed consolidated balance sheet of the Company as of June 30, 2004, the related condensed consolidated statements of operations and comprehensive operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF -BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first six months of 2004.

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

Management continues to take action to improve and strengthen UPCIC's financial condition. Premium rate increases of 7.5% and 7.8% were implemented in June 2003 and January 2004, respectively. UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. The Company has achieved more favorable ceding commission terms on its quota share reinsurance program effective June 1, 2004. UPCIC was also able to obtain a less expensive catastrophic reinsurance program for 2004 - 2005.

In addition to the actions described above, effective May 1, 2004 the Company brought in house the system it utilizes for policy issuance and administration. The Company believes that this will enhance UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities, as well as reducing overall management expenses. Management expects the cost savings from this change to be obtained commencing in the second quarter of 2005.

Management believes the implementation of, and results attributable to, the actions described above will continue to strengthen UPCIC's surplus. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to achieve profitability.

NOTE 2 - RESULTS OF OPERATIONS

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At June 30, 2004, the Company had unearned premiums totaling $16,880,263.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At June 30, 2004, deferred policy acquisition costs amounted to $0 due to the effect of deferred reinsurance commissions.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful, typically after 90 days past due. No allowance is deemed necessary at June 30, 2004.

Claims and claims adjustment expenses, less related reinsurance, are provided for as claims are incurred. The provision for unpaid claims and claim adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claims adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience. The Company's loss ratio has decreased from the prior year due to lower frequency and severity of claims.

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

ONLINE COMMERCE OPERATIONS

The Company has formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. is a network of Internet insurance agencies. These entities seek to generate income from the selling of leads and commissions on policies written. During the second quarter of 2004 the Company began to transition these operations from its previous Arizona location to the Company's home office in Florida.

CORPORATE AND OTHER OPERATIONS

Operating segments that are not individually reportable based on the current operations in such segments, are included in Corporate and Other. The segment currently includes the operations of Universal Insurance Holdings, Inc., Tiger Home Services, Inc. and other entities. During 2001, the Company formed Tiger Home Services, Inc., which furnishes pool services and landscaping to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida. Various plans are offered to fit customer needs. In July 2004, the Company sold the landscaping division.

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of June 30, 2004 was approximately $4.6 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2004, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, UPCIC cedes 80% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 31% of ceded gross written premium. In addition, the quota share treaty has a limitation for any one occurrence of $2,000,000. Effective June 1, 2004, UPCIC entered into multiple line excess per risk agreement. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $1,300,000 limit applies to the term of the contract for property losses and a $1,000,000 limit applies to the term of the contract for casualty losses. Effective June 1, 2004, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 each property loss. A $900,000 limit applies to the term of the contract.

Effective June 1, 2004, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $22,200,000 in excess of $2,000,000 covering certain loss occurrences including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund. The coverage is for approximately $60,300,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                              Six Months Ended                                  Six Months Ended
                                June 30, 2004                                     June 30, 2003
                                -------------                                     -------------
                                                    Loss                                              Loss
                                                    and Loss                                          and Loss
                Premiums         Premiums           Adjustment       Premiums         Premiums        Adjustment
                Written          Earned             Expenses         Written          Earned          Expenses
                -------          ------             --------         -------          ------          --------
Direct          $16,067,173      $15,292,485        $3,057,306       $15,380,462      $16,537,643     $6,139,584
Ceded           (12,355,714)     (13,169,427)       (2,516,842)      (14,026,986)     (15,320,227)    (5,469,255)
                ------------     ------------       -----------      ------------     ------------    -----------
Net              $3,711,459       $2,123,058          $540,464        $1,353,476       $1,217,416       $670,329
                ===========       ==========          ========        ==========       ==========       ========

                           Three Months Ended                                    Three Months Ended
                              June 30, 2004                                         June 30, 2003
                              -------------                                         -------------
                                                    Loss                                              Loss
                                                    and Loss                                          and Loss
                 Premiums         Premiums          Adjustment        Premiums         Premiums       Adjustment
                 Written          Earned            Expenses          Written          Earned         Expenses
                 -------          ------            --------          -------          ------         --------
Direct           $9,101,968       $7,718,138        $1,843,527        $7,843,060       $8,459,768     $2,212,385
Ceded            (6,032,199)      (6,325,308)       (1,499,060)       (6,993,031)      (7,864,366)    (1,985,893)
                 -----------       ----------        ----------       -----------       ----------     ----------
Net              $3,069,769       $1,392,830          $344,467          $850,029         $595,402       $226,492
                 ==========       ===========         ========          =========        ========       ========

                                                       11

Other Amounts:
                                                                   June 30, 2004
                                                                   -------------

Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                     $   7,432,034
Unearned premiums ceded                                               13,368,659
Other reinsurance receivable                                           1,291,791
                                                                   -------------
Prepaid reinsurance premiums and reinsurance recoverable           $  22,092,484
                                                                   =============

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at June 30, 2004. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes only ceding risks to reinsurers whom it considers to be financially sound combined with distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 4 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the six month and three month periods ended June 30, 2004 and June 30, 2003, respectively, follows:

                                                 Six Months Ended
                                     June 30, 2004              June 30, 2003
                                     -------------              -------------

Basic EPS                              30,214,000                 22,197,000
Effect of assumed conversion of
  common stock equivalents                715,000                    568,000
                                       ----------                 ----------
Diluted EPS                            30,929,000                 22,765,000

Options and warrants to purchase approximately 10,280,000 and 11,462,000 shares of common stock were outstanding during the six months ended June 30, 2004 and June 30, 2003, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

                                                 Three Months Ended
                                      June 30, 2004              June 30, 2003
                                      -------------              -------------

Basic EPS                              31,129,000                 22,369,000
Effect of assumed conversion of
  common stock equivalents                761,000                    568,000
                                       ----------                 ----------
Diluted EPS                            31,890,000                 22,937,000

Options and warrants to purchase approximately 10,233,000 and 11,462,000 shares of common stock were outstanding during the three months ended June 30, 2004 and June 30, 2003, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

NOTE 5 - STOCK BASED COMPENSATION

Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense was included in the determination of net income for the six months ended June 30, 2004 and June 30, 2003. Had compensation cost for stock options been recognized based on the fair value at the grant dates for the options, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as indicated in the table below.


                                                Six Months Ended
                                    June 30, 2004              June 30, 2003
                                    -------------              -------------

Net income ( loss):
  As reported                        $ 166,681                  $ 124,041
  Compensation expense                 (50,977)                  (144,895)
                                     ----------                 ----------
  Pro forma                            115,704                    (20,854)
Net income (loss) per share:
Basic
  As reported                            $0.01                      $0.01
  Compensation expense                    0.00                       0.01
                                     ----------                 ----------
  Pro forma                              $0.01                      $0.00
Diluted
  As reported                            $0.01                       0.01
  Compensation expense                    0.00                       0.01
                                     ----------                 ----------
  Pro forma                              $0.01                      $0.00

                                               Three Months Ended
                                    June 30, 2004              June 30, 2003

Net income ( loss):
  As reported                         $138,016                   $102,006
  Compensation expense                 (26,090)                   (50,526)
  Pro forma                            111,926                     51,480
Net income (loss) per share:
Basic
  As reported                            $0.01                      $0.00
  Compensation expense                    0.00                       0.00
                                      ---------                  ---------
  Pro forma                              $0.01                      $0.00
Diluted
  As reported                            $0.01                       0.00
  Compensation expense                    0.00                       0.00
                                      ---------                  ---------
  Pro forma                              $0.01                      $0.00


For the purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants during the six months ended June 30, 2004: expected price volatility of 154%; risk-free interest rate of 6.5%; no dividends; and expected lives of five years. There were no option grants in 2003.

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

The accounting policies of the segments are the same as those described in the summary of the significant accounting policies and practices. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are allocated to business segments. Transactions between reportable segments are accounted for at fair value.

Operating segments that are not individually reportable, based on the extent of the current operations in such segments, are included in the "All Other" category. The "All Other" category currently includes the operations of Universal Insurance Holdings, Inc., Tiger Home Services, Inc. and other entities.

Information regarding components of operations for the three months and six months ended June 30, 2004 follows:
                                                Six months ended June 30,
                                                2004                 2003
                                                ----                 ----

Total revenue
  Insurance segment                          $5,120,998           $4,221,035
  Online commerce segment                     1,245,886              608,185
  Corporate and other                           199,899              147,127
                                            ------------         ------------

      Total operating segments                6,566,783            4,976,347
  Intercompany eliminations                  (2,059,319)          (1,862,315)
                                            ------------         ------------

      Total revenues                         $4,507,464           $3,114,032
                                            ============         ============


Earnings (loss) before income taxes
  Insurance segment                            $954,910             $691,498
  Online commerce segment                        76,204               44,128
  Corporate and other                          (864,433)            (611,585)
                                            ------------         ------------

      Total earnings before income taxes       $166,681             $124,041
                                            ============         ============


                                               Three months ended June 30,
                                                2004                 2003
                                                ----                 ----

Total revenue
  Insurance segment                          $3,040,975           $2,080,563
  Online commerce segment                       524,047              274,598
  Corporate and other                            92,903               66,957
                                            ------------         ------------

      Total operating segments                3,657,925            2,422,118
  Intercompany eliminations                  (1,222,829)            (905,605)
                                            ------------         ------------

      Total revenues                         $2,435,096           $1,516,513
                                            ============         ============


Earnings (loss) before income taxes
  Insurance segment                            $722,396             $356,086
  Online commerce segment                      (191,231)             (10,172)
  Corporate and other                          (393,149)            (243,908)
                                            ------------         ------------

      Total earnings before income taxes       $138,016             $102,006
                                            ============         ============

Information regarding total assets as of June 30, 2004 and June 30, 2003:


                                              June 30,             June 30,
                                                2004                2003
                                                ----                ----

Total assets
  Insurance segment                         $43,655,525          $38,977,584
  Online commerce segment                     1,623,968            1,002,214
  Corporate and other                        22,289,715           22,281,744
                                            ------------         ------------

      Total operating segments              $67,569,208          $62,261,542
Intercompany eliminations                   (32,523,677)         (28,755,630)
                                            ------------         ------------

      Total assets                          $35,045,531          $33,505,912
                                            ============         ============

NOTE 7 - SUBSEQUENT EVENTS

On July 31, 2004, the Company purchased a building located in Fort Lauderdale, Florida that it intends to use as its home office. The cost of the building was $1,625,000. The Company expects to incur approximately $500,000 in additional expense to complete the build out of the building. The Company plans on relocating its corporate headquarters to the building by the first quarter of 2005. Approximately 50% of the purchase price was initially financed. This amount has subsequently been paid off.

In July 2004 the Company moved its online commerce operations from its previous Arizona headquarters to the Company's headquarters. In conjunction with the move the Company terminated employment of the Arizona based employees. Related termination costs of approximately $100,000 were incurred in July. In addition, the Company set up an allowance for doubtful accounts of $70,000 in the June 30, 2004 financial statements.

In July 2004 the Company sold the landscaping division of Tiger Home Services, Inc. In conjunction with the sale the Company set up an allowance for doubtful accounts of $23,887 in the June 30, 2004 financial statements.

In July 2004 the Company borrowed monies in the amount of $425,000 for working capital. The terms of the notes are interest payments only at a rate of 10% through January 2005 with equal monthly payments of principal plus interest thereafter until January 2006. In conjunction with the loans the Company issued warrants to purchase 425,000 shares of the Company's common stock at an exercise price of $.05 per share.



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

     The Company has formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet.
Tigerquote.com Insurance & Financial Services Group, Inc. is an Internet insurance lead generating network, and Tigerquote.com Insurance Solutions, Inc., is a network of Internet insurance agencies. At June 30, 2004, agencies have been established in 22 states, of which 1 is currently active. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

     The Company has also formed Tiger Home Services, Inc., which furnishes landscaping and pool services to homeowners. The services are currently offered to residential customers in certain areas in the state of Florida. In July 2004, the Company sold the landscaping division.

FINANCIAL CONDITION

     Cash and cash equivalents at June 30, 2004 aggregated $10,867,948. The source of liquidity for possible claims payments consists of net premiums, after deductions for expenses.

     UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. At June 30, 2004, UPCIC's investments were comprised of $10,867,948 in cash and repurchase agreements and $100,051 in fixed maturity securities.

     Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 20% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In 1998 the Company began to solicit business actively in the open market in an effort to further grow its insurance operations. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 39,000 homeowners and dwelling fire insurance policies. In determining appropriate guidelines for such open market policy sales, UPCIC employs standards similar to those used in its selection of JUA policies. Also, to improve underwriting and manage risk, the Company uses analytical tools and data currently developed in conjunction with the Company's reinsurers and their utilization of catastrophe models. To diversify UPCIC's product lines, management may consider underwriting personal umbrella liability policies in the future. Any such program will require the approval of the Florida Department of Insurance.

     The Company has also diversified its operations by establishing online commerce and other ancillary operations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 VERSUS SIX MONTHS ENDED JUNE 30, 2003

     Gross premiums written increased 4.5% to $16,067,173 for the six-month period ended June 30, 2004 from $15,380,462 for the six-month period ended June 30, 2003. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases.

     Net premiums earned increased 74.4% to $2,123,058 for the six-month period ended June 30, 2004 from $1,217,416 for the six-month period ended June 30, 2003. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2004.

     Investment income decreased 3.9% to $39,819 for the six-month period ended June 30, 2004 from $41,452 the six-month period ended June 30, 2003. The decrease is primarily due to the lower interest rate environment during the six months ended June 30, 2004.

     Transaction fee revenue increased 115.9% to $1,188,231 for the six-month period ended June 30, 2004 from $550,243 for the six-month period ended June 30, 2003. The increase is primarily due to increased sales of insurance leads to insurance agents.

     Other revenue increased 172.0% to $407,741 for the six-month period ended June 30, 2004 from $149,917 for the six-month period ended June 30, 2003. The increase is primarily attributable to more activity in the direct sales and service operations during the six months ended June 30, 2004.

     Commission income decreased 35.2% to $748,615 for the six-month period ended June 30, 2004 from $1,155,004 for the six-month period ended June 30, 2003. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The decrease is primarily attributable to a decrease in commissions generated from agency operations.

     Net losses and loss adjustment expense ("LAE") incurred decreased 19.4% to $540,464 for the six-month period ended June 30, 2004 from $670,329 for the six-month period ended June 30, 2003. Losses and LAE incurred decreased due to lower frequency and severity of claims in 2004 mitigated by changes related to the Company's reinsurance program. The Company's direct loss ratio for the six-month period ended June 30, 2004 was 20.0% compared to 37.1% for the six-month period ended June 30, 2003. Losses and LAE are influenced by loss severity and frequency. They are also influenced by underwriting and adjusting philosophy. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims and also because of premium rate increases in the six months ended June 30, 2004. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

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

     General and administrative expenses increased 63.8% to $3,800,319 for the six-month period ended June 30, 2004 from $2,319,662 for the six-month period ended June 30, 2003. General and administrative expenses have increased mainly due to further development of the Company's insurance operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2003

     Gross premiums written increased 16.1% to $9,101,968 for the three-month period ended June 30, 2004 from $7,843,060 for three-month period ended June 30, 2003. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases.

     Net premiums earned increased 133.9% to $1,392,830 for the three-month period ended June 30, 2004 from $595,402 for the three-month period ended June 30, 2003. The increase is primarily due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2004.

     Investment income increased 94.8% to $24,264 for the three-month period ended June 30, 2004 from $12,457 for the three-month period ended June 30, 2003. The increase is primarily due to higher investment balances during the three months ended June 30, 2004.

     Transaction fee revenue increased 104.3% to $503,778 for the three-month period ended June 30, 2004 from $246,564 for the three-month period ended June 30, 2003. The increase is primarily due to increased sales of insurance leads to insurance agents.

     Other revenue increased 105.6% to $145,637 for the three-month period ended June 30, 2004 from $70,848 for the three-month period ended June 30, 2003. The increase is primarily attributable to more activity in the direct sales and service operations during the three months ended June 30, 2004.

     Commission income decreased 37.7% to $368,587 for the three-month period ended June 30, 2004 from $591,242 for the three-month period ended June 30, 2003. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The decrease is primarily attributable to a decrease in commissions generated from agency operations.

     Net losses and loss adjustment expense ("LAE") incurred increased 52.1% to $344,467 for the three-month period ended June 30, 2004 from $226,492 for the three-month period ended June 30, 2003. Losses and LAE incurred increased due to changes related to the Company's reinsurance program mitigated by lower frequency and severity of claims in 2004. The Company's direct loss ratio for the three-month period ended June 30, 2004 was 23.9% compared to 26.2% for the three-month period ended June 30, 2003. Losses and LAE are influenced by loss severity and frequency. They are also influenced by underwriting and adjusting philosophy. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims and also because of premium rate increases in the three months ended June 30, 2004. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

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

     General and administrative expenses increased 64.4% to $1,952,613 for the three-month period ended June 30, 2004 from $1,188,015 for the three-month period ended June 30, 2003. General and administrative expenses have increased mainly due to further development of the Company's insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's   primary  sources  of  cash  flow  are  premium   revenues,
commissions, policy fees and investment income.

     For the six-month period ended June 30, 2004, cash flows provided by operating activities were $2,746,600. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of cash and readily marketable securities.

     In order to improve the Company's financial position and achieve profitable operations, management has implemented rate increases for new and renewal business, has restructured the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce cost, and has worked to control future general and administrative expenses. In addition, management is exploring sources of additional capital.

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

     The balance of cash and cash equivalents at June 30, 2004 is $10,867,948. Most of this amount, along with readily marketable securities aggregating $100,051, would be available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $400,000 up to approximately the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

     Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of June 30, 2004. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios. UPCIC is in compliance with these requirements and expects to remain in compliance, if management's plans are successful.

     The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus (deficit) at December 31, 2003 was $(3,194,264).

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

OFF-BALANCE SHEET ARRANGEMENTS

     There were no off-balance sheet arrangements during the first six months of 2004.


Item 3.  Controls and Procedures.
------   -----------------------

     The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
------   ------------------

     On July 2, 2004, the Company and its subsidiary Tigerquote.com Insurance and Financial Services Group, Inc. settled a dispute with former employee Patric Allan. The subsidiary filed suit against Mr. Allan on June 12, 2004, in the United States District Court for the Southern District of Florida. The suit alleged that Mr. Allan breached his employment agreement with the subsidiary by failing to perform his duties for an extended period and by establishing a competing business while employed by the subsidiary. The former employee filed a separate action in the Superior Court in and for Maricopa County, Arizona, alleging that the subsidiary and the Company breached the employment agreement and caused emotional distress to the former employee. Both actions were dismissed pursuant to the settlement agreement entered into as of July 2, 2004. Among its provisions, the settlement agreement specified that the Company and the subsidiary would transfer ownership of an Arizona-based insurance agency affiliate to Mr. Allan.

     The Company did not have any other reportable legal proceedings during the six months ending June 30, 2004. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity
------   Securities
         -------------------------------------------------------------------

     At a meeting of the Company's Board of Director's on March 4, 2004, certain employee and director compensation actions were approved. Patric Allan, former CEO of Tigerquote.com, was granted 100,000 shares of common stock, options to purchase 500,000 shares of common stock with an exercise price of $0.025 per share, and additional options to purchase 500,000 shares of common stock with an exercise price of $0.025 per share that are exercisable upon profit goals attained. All stock and options were to be issued upon signing of a new employment agreement. The agreement was finalized in April 2004. The shares were issued in May and are reflected in the second quarter of 2004. The Company delivered an option agreement in July 2004, which will be reflected in the third quarter 2004. Pursuant to the settlement agreement referenced at Part II, Item I above, Mr. Allan forfeited all ownership rights in the 100,000 shares issued to him and to all options granted or to be granted to him. Sean P. Downes, COO of UPCIC, agreed to convert a $50,000 bonus into 2,000,000 shares of common stock. The shares were issued in April 2004 and are reflected in the second quarter of 2004.

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


                                       UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  August 16, 2004                 /s/ Bradley I. Meier
                                       -----------------------------------------
                                       Bradley I. Meier, Chief Executive Officer


                                       /s/ James M. Lynch
                                       -----------------------------------------
                                       James M. Lynch, Chief Financial Officer