Form 10QSB
period 2004-09-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2004-11-12
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 34,408,775 shares of common stock as of September 30, 2004.

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

     The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                         $  35,132,339
Prepaid reinsurance premiums and reinsurance recoverables            97,632,851
Premiums and other receivables (net of allowance for doubtful
  accounts of $172,500)                                               1,016,368
Investments in real estate                                            1,668,429
Property, plant and equipment, net                                      933,492
Other assets                                                            127,919
                                                                  -------------
Total assets                                                      $ 136,511,398
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                        $  78,087,732
Unearned premiums                                                    20,928,942
Accounts payable                                                      1,279,772
Reinsurance payable                                                  29,433,713
Other accrued expenses                                                2,622,152
Loans payable                                                           958,492
                                                                  -------------
Total liabilities                                                   133,310,803
                                                                  -------------



STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
  1,000,000 shares authorized, 138,640 shares issued and
  outstanding, minimum liquidation preference of $1,419,700               1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
  34,408,775 shares issued and 31,300,130 shares outstanding            265,493
Common stock in treasury, at cost - 208,645 shares                     (101,820)
Additional paid-in capital                                           15,114,406
Accumulated deficit                                                 (12,078,871)
                                                                  --------------
Total stockholders' equity                                            3,200,595
                                                                  --------------
Total liabilities and stockholders' equity                        $ 136,511,398
                                                                  ==============


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                Nine Months Ended              Three Months Ended
                                         September 30,    September 30,   September 30,   September 30,
                                             2004             2003            2004            2003
                                             ----             ----            ----            ----

PREMIUMS EARNED AND OTHER REVENUES:
     Premium income, net                  $ 3,331,995     $ 1,996,494     $ 1,208,937      $ 779,078
     Net investment income                     12,115          55,279         (27,704)        13,827
     Commission revenue                     1,245,147       1,129,392         496,532        446,335
     Transaction fees                       1,528,861         932,873         340,630        382,630
     Other revenue                            414,575         785,593           6,834        163,729
                                          ------------    ------------    ------------     ----------

       Total revenues                       6,532,693       4,899,631       2,025,229      1,785,599
                                          ------------    ------------    ------------     ----------

OPERATING COSTS AND EXPENSES
     Losses and loss adjustment expenses    2,273,934         766,459       1,733,470         96,130
     General and administrative expenses    4,660,376       4,090,493         860,057      1,770,831
                                          ------------    ------------    ------------     ----------
       Total operating costs and expenses   6,934,310       4,856,952       2,593,527      1,866,961
                                          ------------    ------------    ------------     ----------



NET (LOSS) INCOME                          $ (401,617)       $ 42,679      $ (568,298)     $ (81,362)
                                          ------------    ------------    ------------     ----------

(LOSS) INCOME PER COMMON SHARE:               $ (0.01)         $ 0.00         $ (0.02)       $ (0.00)
     Basic                                ------------    ------------    ------------     ----------

WEIGHTED AVERAGE COMMON SHARES             30,214,000      23,771,000      31,300,000     24,966,000
OUTSTANDING - BASIC                       ------------    ------------    ------------     ----------

(LOSS) INCOME PER COMMON SHARE                $ (0.01)         $ 0.00         $ (0.02)       $ (0.00)
     Diluted                              ------------    ------------    ------------     ----------

WEIGHTED AVERAGE COMMON SHARES             30,921,000      24,361,000      31,990,000     25,534,000
                                          ------------    ------------    ------------     ----------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                                             OPERATIONS
                                                             (Unaudited)


                                        Nine Months Ended             Three Months Ended
                                    September 30,       September 30,      September 30,          September 30,
                                        2004               2003                2004                   2003
                                    -------------       -------------      -------------          -------------
NET (LOSS) INCOME                    $ (401,617)       $   42,679           $   (568,298)           $ (81,362)

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain on
 available-for-sale securities           26,657            34,560                     -                 23,721
                                     ----------        ----------           -------------           ----------

COMPREHENSIVE (LOSS) INCOME          $ (374,960)       $   77,239           $   (568,298)            $ (57,641)
===============================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                                         Nine Months Ended               Nine Months Ended
                                                                         September 30, 2004              September 30, 2003
                                                                       ----------------------          ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                       $          (401,617)            $          42,679
   Adjustments to reconcile net (loss) income
      to cash provided by operations:
   Amortization and depreciation                                                    305,453                       205,144
   Issuance of common stock as compensation                                         140,749                        36,666
   Loss on dispoal of assets                                                        (19,280)                       14,112
Net change in assets and liabilities relating to operating activities:
   Prepaid reinsurance premiums and reinsurance recoverables                    (72,795,312)                   (2,627,389)
   Premiums and other receivables                                                  (127,919)                      307,422
   Reinsurance payables                                                          24,297,879                     1,860,568
   Accounts payable                                                                 103,118                       201,876
   Other accrued expenses                                                         1,800,134                       (74,241)
   Unpaid losses and loss adjustment expenses                                    70,406,860                        56,209
   Unearned premiums                                                              4,823,366                    (2,709,825)
   Other assets                                                                    (479,782)                          -
                                                                        --------------------            ------------------
Net cash provided by (used in) operating activities                              28,053,649                    (2,686,779)
                                                                        --------------------            ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             221,080                       (64,369)
   Proceeds from maturities of debt securities held to maturity                     100,000                       235,133
   Proceeds from sale of equity securities available for sale                       194,976                       113,414
   Purchase of real estate                                                       (1,668,429)                          -
   Sale of real estate                                                              140,022                       106,228
                                                                        --------------------            ------------------
Net cash (used in) provided by investing activities                              (1,012,351)                      390,406
                                                                        --------------------            ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividend                                                         (37,460)                      (37,460)
   Repayments of loans payable                                                     (507,777)                     (566,018)
   Proceeds from loans payable                                                      625,000                       250,000
                                                                        --------------------            ------------------
Net cash provided by (used in) financing activities                                  79,763                      (353,478)
                                                                        --------------------            ------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                      27,121,061                    (2,649,851)

CASH AND CASH EQUIVALENTS, Beginning of period                                    8,011,278                     4,587,920
                                                                        --------------------            ------------------
CASH AND CASH EQUIVALENTS, End of period                                $        35,132,339             $       1,938,069
                                                                        --------------------            ------------------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                 6

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

The condensed consolidated balance sheet of the Company as of September 30, 2004, the related condensed consolidated statements of operations and comprehensive operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF -BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first nine months of 2004.

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

RISKS AND UNCERTAINTIES. The Company's business could be affected by regulatory and competitive restrictions on pricing for new and renewal business, the availability and cost of catastrophic reinsurance, adverse loss experience and federal and state legislation or governmental regulations of insurance companies. Changes in these areas could adversely affect the Company's operations in the future.

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

In addition to the actions described above, effective May 1, 2004 the Company brought in house the system it utilizes for policy issuance and administration. The Company believes that this will enhance UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At September 30, 2004, the Company had unearned premiums totaling $20,928,942.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At September 30, 2004, deferred policy acquisition costs amounted to $0 due to the effect of deferred reinsurance commissions.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful, typically after 90 days past due. No allowance is deemed necessary at September 30, 2004.

Claims and claims adjustment expenses, less related reinsurance, are provided for as claims are incurred. The provision for unpaid claims and claim adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claims adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience. The Company's loss ratio has increased from the prior year due to higher frequency and severity of claims. During the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimates it incurred approximately $81,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance.

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

ONLINE COMMERCE OPERATIONS

The Company has formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. is a network of Internet insurance agencies. These entities seek to generate income from the selling of leads and commissions on policies written. During the third quarter of 2004 the Company completed the transition of these operations from its previous Arizona location to the Company's home office in Florida. In conjunction with the move, Bradley I. Meier took over Chief Executive Officer responsibilities. In addition, the Company set up an allowance for doubtful accounts of $142,000 in the September 30, 2004 financial statements.

CORPORATE AND OTHER OPERATIONS

Operating segments that are not individually reportable based on the current operations in such segments, are included in Corporate and Other. The segment currently includes the operations of Universal Insurance Holdings, Inc., Tiger Home Services, Inc. and other entities. During 2001, the Company formed Tiger Home Services, Inc., which furnishes pool services and landscaping to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida. Various plans are offered to fit customer needs. During the third quarter of 2004, the Company sold the landscaping division. The transaction consisted of an asset sale of accounts and equipment for $23,000 in cash.

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of September 30, 2004 was approximately $5.6 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance contracts. Reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies.

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

Effective June 1, 2004, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, UPCIC cedes 80% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 31% of ceded gross written premium. In addition, the quota share treaty has a limitation for any one occurrence of $2,000,000. Effective June 1, 2004, UPCIC entered into a multiple line excess per risk agreement. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss, excluding losses arising from the peril of wind to the extent such wind related losses are the result of a hurricane. A $1,300,000 limit applies to the term of the contract for property losses and a $1,000,000 limit applies to the term of the contract for casualty losses. Effective June 1, 2004, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 each property loss. The occurence limit is $900,000. A $2,100,000 limit applies to the term of the contract.

Effective June 1, 2004, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $22,200,000 in excess of $2,000,000 covering certain loss occurrences including hurricanes. The contract contains one reinstatement. Under separate excess catastrophe contracts, UPCIC obtained catastrophe coverage of $22,200,000 in excess of $2,000,000 covering third and fourth events and catastrophe coverage of $15,500,000 in excess of $2,000,000 covering fifth and sixth events. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund. The coverage is for approximately $60,200,000 in excess of $17,800,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:


                           Nine Months Ended                                      Nine Months Ended
                           September 30, 2004                                     September 30, 2003
                           ------------------                                     -------------------

                                                   Loss                                              Loss
                                                   and Loss                                          and Loss
                Premiums         Premiums          Adjustment        Premiums         Premiums       Adjustment
                Written          Earned            Expenses          Written          Earned         Expenses
                -------          ------            --------          -------          ------         --------
Direct          $28,800,237      $23,976,872       $85,666,788       $22,400,227      $25,110,052     $7,555,355
Ceded           (24,625,090)     (20,644,877)      (83,392,854)      (20,087,119)     (23,113,558)    (6,788,896)
                ------------    -------------      ------------      ------------     ------------    -----------
Net              $4,175,147       $3,331,995        $2,273,934        $2,313,108       $1,996,494       $766,459
                ===========       ==========        ==========        ==========       ==========       ========




                           Three Months Ended                                     Three Months Ended
                           September 30, 2004                                     September 30, 2003
                           -------------------                                    ------------------
                                                      Loss                                                 Loss
                                                    and Loss                                             and Loss
                Premiums          Premiums         Adjustment         Premiums          Premiums        Adjustment
                 Written           Earned           Expenses          Written            Earned          Expenses
               -----------       ----------       ------------        -------         ------------     ----------

Direct          $12,733,064      $8,684,387     $  82,609,481         $7,019,765       $8,572,409        $1,415,771
Ceded           (12,269,376)     (7,475,450)      (80,876,011)        (6,060,133)      (7,793,331)       (1,319,641)
                ------------      ----------    ---------------       -----------       ----------        ----------
Net           $     463,688      $1,208,937      $   1,733,470       $   959,632      $   779,078      $     96,130
              =============      ==========     ==============       ===========      ===========      ============


Other Amounts:
                                                                                      September 30, 2004
                                                                                      ------------------

Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                                      $  77,895,444
Unearned premiums ceded                                                                18,162,591
Other reinsurance receivable                                                            1,574,816
                                                                                      -----------
Prepaid reinsurance premiums and reinsurance recoverable                             $ 97,632,851
                                                                                       ==========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at September 30, 2004. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes only ceding risks to reinsurers whom it considers to be financially sound combined with distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers. In addition, UPCIC does not have any unauthorized reinsurers which have recoverable balances that are not secured by a letter of credit or that have ceded balances payable that are greater than the amount of the recoverable.

NOTE 4 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the nine month and three month periods ended September 30, 2004 and September 30, 2003, respectively, follows:


                                                                         Nine Months Ended
                                                          September 30, 2004         September 30, 2003
                                                          ------------------         ------------------

    Basic EPS                                                 30,214,000                23,771,000


    Effect of assumed conversion of
      common stock equivalents                                   707,000                   590,000
                                                          ----------------           ---------------
    Diluted EPS                                               30,921,000                24,361,000



Options and warrants to purchase approximately 10,288,000 and 11,440,000 shares of common stock were outstanding during the nine months ended September 30, 2004 and September 30, 2003, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.



                                                                         Three Months Ended
                                                          September 30, 2004         September 30, 2003
                                                          ------------------         ------------------

    Basic EPS                                                 31,300,000                24,966,000
    Effect of assumed conversion of
      common stock equivalents                                   690,000                   568,000
                                                          ----------------           ---------------
    Diluted EPS                                               31,990,000                25,534,000

Options and warrants to purchase approximately 10,305,000 and 11,462,000 shares of common stock were outstanding during the three months ended September 30, 2004 and September 30, 2003, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

NOTE 5 - STOCK BASED COMPENSATION

Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was included in the determination of net income for the nine months ended September 30, 2004 and September 30, 2003. Had compensation cost for stock options been recognized based on the fair value at the grant dates for the options, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as indicated in the table below.


                                                           Nine Months Ended
                                       September 30, 2004                    September 30, 2003
                                       ------------------                    ------------------
Net (loss) income:
As reported                                $(401,617)                            $ 42,679
Compensation expense                         (74,702)                            (171,104)
Pro forma                                   (476,319)                            (128,425)
Net (loss) income per share:
Basic
As reported                                   ($0.01)                               $0.00
Compensation expense                           (0.01)                               (0.01)
                                     ----------------                      ---------------
Pro forma                                     ($0.02)                              ($0.01)
Diluted
As reported                                   ($0.01)                                0.00
Compensation expense                           (0.01)                               (0.01)
                                     ----------------                      ---------------
Pro forma                                     ($0.02)                              ($0.01)


                                                          Three Months Ended
                                       September 30, 2004                    September 30, 2003
                                       ------------------                    ------------------
Net  loss:
As reported                                $(568,298)                            $(81,362)
Compensation expense                         (23,717)                             (26,209)
Pro forma                                   (592,015)                            (107,571)
Net loss per share:
Basic
As reported                                   ($0.02)                               $0.00
Compensation expense                            0.00                                 0.00
                                     ----------------                      ---------------
Pro forma                                     ($0.02)                               $0.00
Diluted
As reported                                   ($0.02)                                0.00
Compensation expense                            0.00                                 0.00
                                     ----------------                      ---------------
Pro forma                                     ($0.02)                               $0.00


For the purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants during the nine months ended September 30, 2004: expected price volatility of 154%; risk-free interest rate of 6.5%; no dividends; and expected lives of five years. There were no option grants in 2003.

NOTE 6 - SEGMENT INFORMATION

The Company and its subsidiaries operate principally in two business segments consisting of insurance and online commerce. The insurance segment consists primarily of underwriting through UPCIC, managing general agent operations through Universal Risk Advisors, Inc., claims processing through Universal Adjusting Corporation, property inspections through Universal Inspection Corporation and marketing and distribution through Coastal Homeowners Insurance Specialists, Inc. and Universal Florida Insurance Agency, Inc. The insurance segment sells homeowner's insurance and includes substantially all aspects of the insurance, distribution and claims process. The online commerce segment consists of Internet insurance leads generation through Tigerquote.com and commissions on policies placed by Tigerquote.com Insurance Solutions, Inc.

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

Information regarding components of operations for the three months and nine months ended September 30, 2004 follows:


Total revenue
     Insurance segment                                                 $8,822,520                     $6,293,736
     Online commerce segment                                            1,594,636                      1,007,475
     Corporate and other                                                  250,879                        252,462
                                                               -------------------            -------------------

              Total operating segments                                 10,668,035                      7,553,673
     Intercompany eliminations                                         (4,135,342)                    (2,654,042)
                                                               -------------------            -------------------

              Total revenues                                           $6,532,693                     $4,899,631
                                                               ===================            ===================


Earnings (loss) before income taxes
     Insurance segment                                                   $801,740                       $808,262
     Online commerce segment                                             (205,764)                        97,787
     Corporate and other                                                 (997,593)                      (863,370)
                                                               -------------------            -------------------

              Total (loss) earnings before income taxes                 ($401,617)                       $42,679
                                                               ===================            ===================




                                                                          Three months ended September 30,
                                                                      2004                           2003
                                                               -------------------            -------------------

Total revenue
     Insurance segment                                                 $3,701,522                     $2,072,701
     Online commerce segment                                              348,750                        399,290
     Corporate and other                                                   50,980                        105,334
                                                               -------------------            -------------------

              Total operating segments                                  4,101,252                      2,577,325
     Intercompany eliminations                                         (2,076,023)                      (791,726)
                                                               -------------------            -------------------

              Total revenues                                           $2,025,229                     $1,785,599
                                                               ===================            ===================


(Loss) earnings before income taxes
     Insurance segment                                                  ($153,170)                      $116,764
     Online commerce segment                                             (281,968)                        53,659
     Corporate and other                                                 (133,160)                      (251,785)
                                                               -------------------            -------------------

              Total loss before income taxes                            ($568,298)                      ($81,362)
                                                               ===================            ===================

Information regarding total assets as of September 30, 2004 and September 30, 2003:


                                                                                2004                              2003
                                                                           ----------------                 -----------------

Total assets
       Insurance segment                                                      $146,494,871                       $39,407,555
       Online commerce segment                                                   1,730,903                         1,173,184
       Corporate and other                                                      23,680,330                        22,490,875
                                                                           ----------------                 -----------------

              Total operating segments                                        $171,906,104                       $63,071,614
Intercompany eliminations                                                      (35,394,706)                      (30,584,175)
                                                                           ----------------                 -----------------

              Total assets                                                    $136,511,398                       $32,487,439
                                                                           ================                 =================


  Item 2. Management's Discussion and Analysis or Plan of Operation
  ------  ---------------------------------------------------------

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

OVERVIEW

          The Company is a vertically integrated insurance holding company. The Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's agency operations, which include Universal Florida Insurance Agency and Coastal Homeowners Insurance Specialists, Inc., generate income from commissions. Universal Risk Advisors, Inc., the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's and third-party insurance products through the Company's distribution network and UPCIC. Universal Risk Life Advisors, Inc. was formed to be the Company's managing general agent for life insurance products. In addition, the Company has formed an independent claims adjusting company, Universal Adjusting Corporation, which adjusts UPCIC claims in certain geographic areas, and an inspection company, Universal Inspection Corporation, which performs property inspections for homeowners' policies underwritten by UPCIC.

          The Company has formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. is an Internet insurance lead generating network, and Tigerquote.com Insurance Solutions, Inc., is a network of Internet insurance agencies. At September 30, 2004, agencies have been established in 21 states, none are currently active. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

          The Company has also formed Tiger Home Services, Inc., which furnishes landscaping and pool services to homeowners. The services are currently offered to residential customers in certain areas in the state of Florida. During the third quarter of 2004, the Company sold the landscaping division.

FINANCIAL CONDITION

          Cash and cash equivalents at September 30, 2004 aggregated $35,132,339. The source of liquidity for possible claims payments consists of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

          UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. Amounts considered to be in excess of current working capital requirements have been invested. In addition, in July 2004, the Company purchased a building for $1,668,429 that it intends to use as its home office. At September 30, 2004, UPCIC's investments were comprised of $35,132,339 in cash and repurchase agreements.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2003

          Gross premiums written increased 28.6% to $28,800,237 for the nine-month period ended September 30, 2004 from $22,400,227 for the nine-month period ended September 30, 2003. The increase in gross premiums written is primarily attributable to an approximate 20% increase in new business as well as an overall 7.8% premium rate increase.

          Net premiums earned increased 66.9% to $3,331,995 for the nine-month period ended September 30, 2004 from $1,996,494 for the nine-month period ended

September 30, 2003. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2004.

          Investment income decreased 78.1% to $12,115 for the nine-month period ended September 30, 2004 from $55,279 the nine-month period ended September 30, 2003. The decrease is primarily due to realized losses on the sale of certain real estate properties held as investments as well as the lower interest rate environment during the nine months ended September 30, 2004.

          Transaction fee revenue increased 63.9% to $1,528,861 for the nine-month period ended September 30, 2004 from $932,873 for the nine-month period ended September 30, 2003. The increase is primarily due to increased sales of on-line insurance leads to insurance agents.

          Other revenue decreased 47.2% to $414,575 for the nine-month period ended September 30, 2004 from $785,593 for the nine-month period ended September 30, 2003. The decrease is primarily attributable to less activity in the direct sales and service operations during the nine months ended September 30, 2004. In July 2004, the Company sold the landscaping division of Tiger Home Services, Inc.

          Commission income increased 10.2% to $1,245,147 for the nine-month period ended September 30, 2004 from $1,129,392 for the nine-month period ended September 30, 2003. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations.

          Net losses and loss  adjustment  expense  ("LAE")  incurred  increased
196.7% to $2,273,934 for the nine-month period ended September 30, 2004 from $766,459 for the nine-month period ended September 30, 2003. Losses and LAE incurred increased due to higher frequency and severity of claims in 2004 as well as changes related to the Company's reinsurance program. The Company's direct loss ratio for the nine-month period ended September 30, 2004 was 357.3% compared to 30.1% for the nine-month period ended September 30, 2003. Losses and LAE are influenced by loss severity and frequency. The Company's direct loss ratio increased principally due to the higher frequency and severity of claims in the nine months ended September 30, 2004. During the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimates it incurred approximately $81,500,000 in losses prior to reinsurance and $1,600,000 net reinsurance. These losses resulted in 339.9% of the nine month loss ratio. Except for these claims, the Company believes that the severity and frequency of claims remained relatively stable for the periods under comparison. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

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

          General and administrative expenses increased 13.9% to $4,660,376 for the nine-month period ended September 30, 2004 from $4,090,493 for the nine-month period ended September 30, 2003. General and administrative expenses have increased mainly due to further development of the Company's insurance operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2003

          Gross premiums written increased 81.4% to $12,733,064 for the three-month period ended September 30, 2004 from $7,019,765 for three-month period ended September 30, 2003. The increase in gross premiums written is primarily attributable to an approximate 70% increase in new business as well as an overall 7.8% premium rate increase.

          Net premiums earned increased 55.2% to $1,208,937 for the three-month period ended September 30, 2004 from $779,078 for the three-month period ended September 30, 2003. The increase is primarily due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2004.

          Investment income decreased to ($27,704) for the three-month period ended September 30, 2004 from $13,827 for the three-month period ended September 30, 2003. The decrease is primarily due to realized losses on the sale of certain real estate properties held as investments during the three months ended September 30, 2004.

          Transaction fee revenue decreased 11.0% to $340,630 for the three-month period ended September 30, 2004 from $382,630 for the three-month period ended September 30, 2003. The decrease is primarily due to decreased sales of insurance leads to insurance agents. This was in part due to the transition of the online commerce operation from the previous Arizona location to the Company's home office during the quarter.

          Other revenue decreased 95.8% to $6,834 for the three-month period ended September 30, 2004 from $163,729 for the three-month period ended September 30, 2003. The decrease is primarily attributable to less activity in the direct sales and service operations during the three months ended September 30, 2004. In July 2004, the Company sold the landscaping division of Tiger Home Services, Inc.

          Commission income increased 11.2% to $496,532 for the three-month period ended September 30, 2004 from $446,335 for the three-month period ended September 30, 2003. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations.

          Net losses and loss adjustment expense ("LAE") incurred increased 1,703.3% to $1,733,470 for the three-month period ended September 30, 2004 from $96,130 for the three-month period ended September 30, 2003. Losses and LAE incurred increased due to higher frequency and severity of claims in 2004 as well as changes related to the Company's reinsurance program. The Company's direct loss ratio for the three-month period ended September 30, 2004 was 951.2% compared to 16.5% for the three-month period ended September 30, 2003. Losses and LAE are influenced by loss severity and frequency. The Company's direct loss ratio increased principally due to the higher frequency and severity of claims in the three months ended September 30, 2004. During the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimates it incurred approximately $81,500,000 in losses prior to reinsurance and $1,600,000 net reinsurance. These losses resulted in 938.5% of the three month loss ratio. Except for these claims, the Company believes that the severity and frequency of claims remained relatively stable for the periods under comparison. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

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

          General and administrative expenses decreased 51.4% to $860,057 for the three-month period ended September 30, 2004 from $1,770,831 for the three-month period ended September 30, 2003. General and administrative expenses have decreased mainly due to higher ceding commissions received on premiums ceded to reinsurers during 2004.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of cash flow are premium revenues, commissions, policy fees, investment income and reinsurance recoverables and short-term loans.

          For the nine-month period ended September 30, 2004, cash flows provided by operating activities were $28,053,649. This amount includes $25,244,399 in cash received from reinsurers in advance of catastrophe claim payments to policyholders resulting from Hurricanes Charley, Frances, Ivan and Jeanne that hit Florida in the third quarter of 2004. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of cash and readily marketable securities.

          In July 2004, the Company borrowed monies from three private investors in the amounts of $175,000, $150,000 and $100,000 for working capital. The terms of the notes evidencing such loans require interest payments at a rate of 10% through January 2005 with equal monthly payments of principal plus interest thereafter until January 2006, the maturity date of the notes. In conjunction with the loans, the Company issued to the private investors warrants to purchase 175,000, 150,000 and 100,000 shares of restricted Common Stock each at an exercise price of $.05 per share, and each expiring in July 2009. These transactions were approved by the Company's Board of Directors.

          In September 2004, the Company  borrowed  $50,000 from each of Bradley
I. Meier, President and Chief Executive Officer of the Company, and Sean P. Downes, Chief Operating Officer of UPCIC. The monies were used to make an additional capital contribution to UPCIC to ensure that UPCIC meets regulatory surplus requirements and to allow for continued development of UPCIC's business and the principal amount of these loans was repaid in October 2004. Interest in the amount of $5,000 remains outstanding on each such loan. In conjunction with these loans the Company anticipates issuing 50,000 shares of restricted Common Stock to each of Mr. Meier and Mr. Downes. Also in September 2004, the Company borrowed $100,000 from a private investor, which loan, plus interest of $10,000, was repaid in October 2004. The funds were used to make an additional capital contribution to UPCIC to ensure that UPCIC meets regulatory surplus requirements and to allow for continued development of UPCIC's business. In conjunction with this loan the Company anticipates issuing 100,000 shares of restricted Common Stock to the private investor. These transactions were approved by the Company's Board of Directors.

          Also  in  September  2004,  the  Company's  reinsurance   intermediary
advanced  the  Company  $250,000  which  was  used  as  an  additional   capital
contribution to UPCIC.

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

          Management believes that the continued implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to maintain profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the Florida Office of Insurance Regulation ("OIR").

          The Company believes that its current capital resources together with management's plan as described above will be sufficient to support current operations and expected growth for at least 12 months.

          The balance of cash and cash equivalents at September 30, 2004 is $35,132,339. Most of this amount, including the $25,244,399 cash received from reinsurers in advance of catastrophe claim payments to policyholders, is available to pay claims in the event of catastrophic events pending reimbursement for any aggregate amount in excess of $400,000 per event up to approximately the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

          Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of September 30, 2004. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

          The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the OIR Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus (deficit) at December 31, 2003 was $(3,194,264).

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

          There were no off-balance sheet arrangements during the first nine months of 2004.

Item 3. Controls and Procedures.
------  -----------------------

          The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
------   ------------------

          On July 2, 2004, the Company and its subsidiary Tigerquote.com Insurance and Financial Services Group, Inc. settled a dispute with former employee Patric Allan. The subsidiary filed suit against Mr. Allan on June 12, 2004, in the United States District Court for the Southern District of Florida. The suit alleged that Mr. Allan breached his employment agreement with the subsidiary by failing to perform his duties for an extended period and by establishing a competing business while employed by the subsidiary. The former employee filed a separate action in the Superior Court in and for Maricopa

County, Arizona, alleging that the subsidiary and the Company breached the employment agreement and caused emotional distress to the former employee. Both actions were dismissed pursuant to the settlement agreement entered into as of July 2, 2004. Among its provisions, the settlement agreement specified that the Company and the subsidiary transfer ownership of an Arizona-based insurance agency affiliate to Mr. Allan.

          The Company did not have any other reportable legal proceedings during the nine months ending September 30, 2004. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
------     -----------------------------------------------------------

          At a meeting of the Company's Board of Director's on March 4, 2004, certain employee and director compensation actions were approved. Pursuant to
Section 4(2) of the Securities Act of 1933, as amended, Patric Allan, former CEO of Tigerquote.com, was granted 100,000 shares of restricted common stock, options to purchase 500,000 shares of restricted common stock with an exercise price of $0.025 per share, and additional options to purchase 500,000 shares of restricted common stock with an exercise price of $0.025 per share that were exercisable upon profit goals attained. All stock and options were to be issued upon signing of a new employment agreement. The agreement was finalized in April 2004. The shares were issued in May and are reflected in the financial statements. The Company was to deliver an option agreement in July 2004. However, pursuant to the settlement agreement referenced at Part II, Item I above, Mr. Allan forfeited all ownership rights in the 100,000 shares issued to him and to all options granted or to be granted to him.

          In July 2004, the Company borrowed monies from three private investors in the amounts of $175,000, $150,000 and $100,000 for working capital. The terms of the notes evidencing such loans require interest payments at a rate of 10% through January 2005 with equal monthly payments of principal plus interest thereafter until January 2006, the maturity date of the notes. In conjunction with the loans, the Company issued to the private investors warrants to purchase 175,000, 150,000 and 100,000 shares of restricted Common Stock each at an exercise price of $.05 per share, and each expiring in July 2009. These transactions were approved by the Company's Board of Directors.

          In September 2004, the Company  borrowed  $50,000 from each of Bradley
I. Meier, President and Chief Executive Officer of the Company, and Sean P. Downes, Chief Operating Officer of UPCIC. The monies were used to make an additional capital contribution to UPCIC to ensure that UPCIC meets regulatory surplus requirements and to allow for continued development of UPCIC's business and the principal amount of these loans was repaid in October 2004. Interest in the amount of $5,000 remains outstanding on each such loan. In conjunction with these loans the Company anticipates issuing 50,000 shares of restricted Common Stock to each of Mr. Meier and Mr. Downes. Also in September 2004, the Company borrowed $100,000 from a private investor, which loan, plus interest of $10,000, was repaid in October 2004. The funds were used to make an additional capital contribution to UPCIC to ensure that UPCIC meets regulatory surplus requirements and to allow for continued development of UPCIC's business. In conjunction with this loan the Company anticipates issuing 100,000 shares of restricted Common Stock to the private investor. These transactions were approved by the Company's Board of Directors.

Item 3.    Defaults upon Senior Securities
------     --------------------------------

         None.

Item 4.    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

         None.

Item 5.     Other Information
------      -----------------

         None.

Item 6.    Exhibits
------     --------

         Exhibit No.                Exhibit
         ----------                 -------

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


                                  UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  November 12, 2004          /s/ Bradley I. Meier
                                  ----------------------------------------------
                                  Bradley I. Meier, Chief Executive Officer

                                  /s/ James M. Lynch
                                  ----------------------------------------------
                                  James M. Lynch, Chief Financial Officer