Form 10KSB
period 2004-12-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2005-04-04
CIK 891166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                             COMMISSION FILE NUMBER 0-20848

                           UNIVERSAL INSURANCE HOLDINGS, INC.
                     (Name of small business issuer in its charter)

             DELAWARE                                   65-0231984
   (State or zother jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

 2875 N.E. 191ST STREET, SUITE 302                         33180
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: YES X NO_

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $7,998,773

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2004: $1,548,395.

     State the number of shares of Common Stock of Universal Insurance Holdings, Inc. outstanding as of March 1, 2005: 35,003,219

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

     The Company was incorporated under the laws of the State of Delaware on November 13, 1990 and its principal executive offices are located at 2875 N.E. 191st Street, Suite 302, Miami, Florida 33180, and its telephone number is (305) 792-4200.

INSURANCE BUSINESS

     On October 29, 1997, the Office of Insurance Regulation ("OIR") approved UPCIC's application for a permit to organize as a domestic property and casualty insurance company in the State of Florida. On December 4, 1997, UIH raised approximately $6.7 million in a private placement of common stock with various institutional and other accredited investors. The proceeds of the offering were used to meet the minimum regulatory capitalization requirements ($5.0 million) of the OIR to obtain an insurance company license and for general working capital purposes. UPCIC received a license to engage in underwriting homeowners' insurance in the State of Florida on December 31, 1997. In 1998, UPCIC began operations through the assumption of homeowner insurance policies issued by the JUA.

     The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA became a major provider of original and renewal insurance coverage for Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature approved a number of initiatives to depopulate the JUA. The Florida legislature subsequently approved, and the JUA implemented, a Market Challenge/Takeout Bonus Program ("Takeout Program"), which provided additional incentives to private insurance companies to acquire policies from the JUA.

     UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired from the JUA. The insurance business acquired from the JUA provided a base for renewal premiums. The majority of these policies previously renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 UPCIC also began to solicit business actively in the open market through independent agents. Through renewal of the JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 50,000 homeowners' insurance policies covering homes and condominium units.

     The Company's primary product is homeowners insurance. The Company's criteria for selecting insurance policies includes but is not limited to the use of specific policy forms, limitations on coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC's portfolio as of December 31, 2004 includes approximately 45,000 policies with coverage for wind risks and 5,000 policies without wind risks. The average wind premium is approximately $876 and the average ex-wind premium is approximately $491. Approximately 24% of the policies are located in Dade, Broward and Palm Beach counties.

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

MANAGEMENT OPERATIONS

     The Company has developed into a vertically integrated insurance holding company performing various aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc., the Company's wholly owned Managing General Agent ("MGA"), was incorporated in Florida on July 2, 1998 and became licensed by the OIR August 17, 1998 and contracted with UPCIC on September 28, 1998. Through the MGA, the Company has underwriting and claims authority for UPCIC as well as third party insurance companies. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC as well as third party insurance products through the Company's distribution network. The Company markets and distributes UPCIC's products and services in Florida through a network of approximately 970 active independent agents.

AGENCY OPERATIONS

     Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and Coastal Homeowners Insurance Specialists, Inc. was incorporated in Florida on July 2, 2001, each as wholly owned subsidiaries of the Company to solicit voluntary business. These entities are a part of the Company's agency operations, which seek to generate income from commissions, premium financing referral fees and the marketing of ancillary services.

DIRECT SALES OPERATIONS

     The Company has formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. is a network of Internet insurance agencies. These entities seek to generate income from the selling of leads and commissions on policies written. To date, insurance agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance. None of the agencies are currently active as the Company has changed its focus to selling leads to other companies and independent agents.

OTHER OPERATIONS

     Universal   Inspection   Corporation  was  incorporated  in  Florida  as  a
subsidiary of UIH. Universal Inspection Corporation performs property inspections for homeowners' policies underwritten by UPCIC. During 2001, the Company formed Tiger Home Services, Inc., which currently furnishes pool services to homeowners.

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

NATURE OF THE COMPANY'S BUSINESS

     Factors affecting the sectors of the insurance industry in which the Company operates may subject the Company to significant fluctuations in operating results. These factors include competition, catastrophe losses and general economic conditions including interest rate changes, as well as legislative initiatives, the regulatory environment, the frequency of litigation, the size of judgments, severe weather conditions and the availability and cost of reinsurance. Specifically the homeowners insurance market, which comprises the bulk of the Company's current operations, is influenced by many factors, including state and federal laws, market conditions for homeowners insurance and residential plans. Additionally, an economic downturn could result in fewer homeowner sales and less demand for new homeowners seeking insurance.

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

LIMITED INSURANCE COMPANY OPERATING HISTORY

     UPCIC was incorporated in April 1997 and began operations in February 1998. Accordingly, UPCIC did not generate significant revenue until 1998 when it had completed the acquisition of, and received premiums for, policies from the JUA. UPCIC's growth to date may not be an indication of future results of operations in light of UPCIC's relatively short operating history and the competitive nature of the insurance industry.

     Because of UPCIC's limited operating history, there can be no assurance that UPCIC will achieve or sustain profitability or significant revenues. There can be no assurance that management's efforts will successfully address these risks or that UPCIC and the Company will attain profitability.

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

     UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. In addition, UPCIC protects itself against the risk of catastrophic loss by obtaining reinsurance coverage up to approximately the "100 year Probable Maximum Loss" ("PML"). UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely obtain reinsurance. During 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimates it incurred approximately $148,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance.

RELIANCE ON THIRD PARTIES AND REINSURERS

     UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that currently transfer the risk of loss in excess of $400,000 up to approximately the 100 year PML as of the beginning of hurricane season on June 1 of each year. This amount may change in the future.

REINSURANCE

     The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. In light of the four windstorm catastrophes Florida experienced in 2004, an increase in catastrophe reinsurance costs for the current year renewal is possible and could adversely effect UPCIC's results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. A reinsurer's insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on the financial condition and profitability of UPCIC.

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

     UPCIC is directly liable for loss and loss adjustment expenses ("LAE") payments under the terms of the insurance policies that it writes. In many cases, several years may elapse between the occurrence of an insured loss and the Company's payment of that loss. As required by insurance regulations and accounting rules, the Company reflects its liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

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

     Among the classes of insurance underwritten by the Company, the homeowner's liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to the Company and the final settlement than do homeowners property claims. Liability claims often involve third parties filing suit and the ensuing litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time with the vast majority of these claims resulting in an adjustment without litigation.

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

                                      Year Ended               Year Ended
                                   December 31, 2004        December 31, 2003
                                   -----------------        -----------------
                                              (Dollars in Thousands)

 Balance at beginning of year           $ 7,681                  $ 7,225

 Less reinsurance recoverable            (6,330)                  (5,635)
                                         -------                  -------

 Net balance at beginning of year         1,351                    1,590
                                         ------                   -----
 Incurred related to:
   Current year                           2,218                    1,174
   Prior years                               56                     (200)
                                         -------                  -------
 Total incurred                           2,274                      974
                                         -------                  -------

 Paid related to:
   Current year                           1,496                      786
   Prior years                              549                      427
                                         -------                  -------
 Total paid                               2,045                    1,213
                                         -------                  -------

 Net balance at end of year               1,580                    1,351
   Plus reinsurance recoverable          56,292                    6,330
                                         -------                  -------

 Balance at end of year                $ 57,872                   $7,681
                                       =========                  =======


     As shown above, as a result of the Company's review of its liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, the Company increased its liability for loss and LAE for claims occurring in prior years by $56,000 for the year ended December 31, 2004 and decreased its liability for loss and LAE for claims occurring in prior years by $200,000 in 2003. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2004.

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

                                              YEARS ENDED DECEMBER 31,
                                            2004                    2003
                                            ----                    ----
                                               (DOLLARS IN THOUSANDS)

Loss and LAE, net                        $  769                 $   655
IBNR, net                                   811                     696
                                      -------------           -------------
Total Unpaid loss and LAE, net            1,580                   1,351

Reinsurance recoverable                $ 27,137                 $ 2,693
IBNR recoverable                         29,155                   3,637
                                      -------------           -------------
Total reinsurance recoverable          $ 56,292                 $ 6,330
                                      =============           =============


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

                                                                YEARS ENDED DECEMBER 31,

                                           2004        2003      2002       2001        2000        1999       1998
                                           ----        ----      ----       ----        ----        ----       ----
                                                                    (DOLLARS IN THE THOUSANDS)
Balance Sheet liability                  $1,580      $1,351    $1,591     $2,893      $1,372      $1,532     $1,588
Cumulative paid as of:
One year later                               -          950       667      3,660       1,308         897        939
Two years later                              -           -        992      3,667       1,635       1,081        904
Three years later                            -           -         -       3,899       1,693       1,115      1,010
Four years later                             -           -         -          -        1,811       1,191      1,024
Five years later                             -           -         -          -           -        1,206        999
Six years later                              -           -         -          -           -           -       1,006
Re-estimated liability as of:
End of year                              $1,580      $1,351    $1,591     $2,893      $1,372      $1,532     $1,588
One year later                               -        1,360     1,249      4,237       1,797       1,344      1,067
Two years later                              -           -      1,369      3,974       1,944       1,269      1,089
Three years later                            -           -         -       4,158       1,926       1,286      1,071
Four years later                             -           -         -          -        1,940       1,270      1,024
Five years later                             -           -         -          -           -        1,229      1,013
Six years later                              -           -         -          -           -           -       1,019
Cumulative redundancy (deficiency)           -           (9)      222     (1,265)       (568)        303        569

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

     The following table sets forth loss ratios, expense ratios and combined ratios for the periods indicated for the insurance business of Universal Insurance Holdings, Inc. The ratios, net of reinsurance and inclusive of unallocated loss adjustment expenses ("ULAE"), are shown in the table below, and are computed based upon Statutory Accounting Principles (`SAP"). The expense ratio includes management fees and commissions paid to the Company in the amount of $2,904,805 in 2004 and $1,429,206 in 2003.

                                    YEARS ENDED DECEMBER 31,
                                  2004                    2003
                                  ----                    ----
                                     (DOLLARS IN THOUSANDS)

Loss Ratio                         89%                     62%
Expense Ratio                      43                      51
                              ------------            ------------
Combined Ratio                    132%                    113%

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

DEPENDENCE ON KEY INDIVIDUALS

     UPCIC's operations depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of the Company since its inception in November 1990. In addition, UPCIC's operations have become materially dependent on the efforts of Sean P. Downes, who serves as Chief Operating Officer of UPCIC. Mr. Downes has also served as a Director of UPCIC since May 2003. The loss of the services provided by Mr. Meier or Mr. Downes could have a material adverse effect on UPCIC's financial condition and results of operations.

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

EMPLOYEES

     As of March 1, 2005, the Company had 54 full-time employees. None of the Company's employees is represented by a labor union. The Company also utilized the services of several temporary employees during the year to assist with the increased workload related to the four hurricanes Florida experienced. The Company has an employment agreement with its President and Chief Executive Officer. See "Executive Compensation--Employment Agreement."

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company leases approximately 7,400 square feet of office space for its corporate headquarters in Miami, Florida under a short term lease originally expiring December 31, 2004 and extended until June 30, 2005. On July 31, 2004, The Company purchased a modern building located in Fort Lauderdale, Florida that it intends to use as its home office. The Company is in the process of completing the build out of the building. The Company plans on relocating its corporate headquarters to the building by the second half of 2005. The Company believes that the new building is suitable for its intended use and adequate to meet the Company's current needs. The building will be 100% utilized by the Company. The building is currently unoccupied. There is no mortgage or lease arrangement. The building is adequately covered by insurance.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is involved in certain lawsuits. In the opinion of management, except as described below, none of these lawsuits (1) involve claims for damages exceeding 10% of the current assets of the Company, (2) involve matters that are not routine litigation incidental to the claims aspect of its business, (3) involve bankruptcy, receivership or similar proceedings, (4) involve material Federal, state, or local environmental laws, (5) potentially involve more than $100,000 in sanctions and a governmental authority is a party, or (6) are material proceedings to which any director, officer, affiliate of the Company, beneficial owner of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

     Universal Property and Casualty Management, Inc. ("Universal Management"), an outside management company unrelated to the Company, performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it was entitled to fees for policies written from September 2001 through the date of termination. During 2003, the parties settled the matter out of court and a settlement was finalized. Accordingly, the Company has no further liability with respect to the management fees claimed by Universal Management. The terms of the settlement included a cash payment of $250,000 by the Company to Universal Management. This amount was recorded as an expense and paid during 2003.

     Since December 1997, as a condition of the licensing of the Company's subsidiary, the Company's outside counsel held $290,000 in trust for the benefit of the Company in the counsel's escrow account pending resolution of a claim against a Company director and an unrelated entity. Such funds were included in the Company's financial statements as cash and cash equivalents. In October 2003, the dispute was resolved and the claim was settled on terms including a cash payment of $201,000, which the Company paid under an indemnification arrangement with the director. Legal fees related to the settlement were $37,036. These amounts were recorded as an expense during 2003. The remaining funds together with interest earned, net of settlement cost and attorney fees, were returned to the Company.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's $.01 par value Common Stock ("Common Stock") is quoted on the OTC Bulletin Board under the symbol UVIH. The following table sets forth prices of the Common Stock, as reported by the OTC Bulletin Board. The following data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year ended December 31, 2003             High                Low
----------------------------             ----                ---
     First Quarter                     $ 0.05               $ 0.02
     Second Quarter                      0.04                 0.02
     Third Quarter                       0.14                 0.02
     Fourth Quarter                      0.11                 0.03

Year ended December 31, 2004             High                Low
----------------------------             ----                ---
     First Quarter                     $ 0.08               $ 0.045
     Second Quarter                      0.10                 0.04
     Third Quarter                       0.06                 0.04
     Fourth Quarter                      0.05                 0.045


     At March 1, 2005, transfer agent records indicate 42 shareholders of record of the Company's Common Stock. There were approximately 425 beneficial owners of its Common Stock. In addition, there were 3 shareholders of the Company's Series A and Series M Preferred Stock ("Preferred Stock").

     In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt and 88,690 shares of Series M Preferred Stock were issued during fiscal year ended April 30, 1997, for repayment of $88,690 of related party debt. Each share of Preferred Stock is convertible into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. Beginning May 1, 1998, the Series A Preferred Stock paid a cumulative dividend of $.25 per quarter. During 2003 and 2004, aggregate dividends on the Preferred Stock of $49,948 were declared.

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

     During 2003 and 2004, the Company did not pay a dividend to common stockholders.

OTHER STOCK ISSUANCES

     During the year ended December 31, 2004, the Company issued 2,823,529 shares of Common Stock in conjunction with an amendment approved by the Board of Directors to the employment agreement between the Company and Bradley I. Meier, the Company's President, whereby Mr. Meier elected to receive shares of Common Stock in lieu of $72,000 in accrued salary. The shares were issued to Mr. Meier in a private transaction performed in accordance with the terms of the amendment and pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in April 2004, Sean P. Downes, COO of UPCIC, elected to receive 2,000,000 shares of common stock in lieu of a $50,000 bonus. The shares were issued to Mr. Downes in a private transaction pursuant to Section 4(2) of the Securities Act of 1993, as amended. Also in the past fiscal year, pursuant to Section 4(2) of the Securities Act of 1933, as amended, Patric Allan, former CEO of Tigerquote.com, was granted 100,000 shares of Common Stock, valued at $10,000, consistent with the terms of his employment with the Company, and Janet Conde, Human Resources Director of UIH, was granted 125,000 shares of Common Stock, valued at $8,750, in recognition of service to the Company. Patric Allan subsequently forfeited his 100,000 shares in connection with the settlement of a dispute with the Company.

EQUITY COMPENSATION PLANS

     See  Item  11,  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management - Equity Compensation Plan Information," for a discussion of shares of Common Stock issued under the Company's equity compensation plans.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     A NUMBER OF STATEMENTS CONTAINED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE APPLICABLE STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO THE COSTS AND THE UNCERTAINTIES ASSOCIATED WITH THE RISK FACTORS SET FORTH IN ITEM 1 ABOVE. INVESTORS ARE CAUTIONED THAT THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE OR RESULTS.

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

     The OIR requires applicants to have a minimum capitalization of $5.0 million to be eligible to operate as an insurance company in the State of Florida. Upon being issued an insurance license, companies must maintain capitalization of at least $4 million. If an insurance company's capitalization falls below $4 million, then the company will be deemed out of compliance with OIR requirements, which could result in revocation of the participant's license to operate as an insurance company in the State of Florida.

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

     The policies obtained from the JUA provided the opportunity for UPCIC to solicit future renewal premiums. The majority of the policies obtained from the JUA previously renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 50,000 homeowners insurance policies. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. To diversify UPCIC's product lines, UPCIC has begun underwriting inland marine policies. Management may consider underwriting other types of policies in the future. Any such program will require OIR approval. See
Item 1, COMPETITION under "Factors Affecting Operation Results and Market Price of Stock" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.

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

DEFERRED POLICY ACQUISITION COSTS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. When determining the maximum amount of deferred policy acquisition costs, investment income to be earned over the remaining policy period is estimated and taken into consideration. Estimates of the costs of losses, catastrophic reinsurance and policy maintenance are also required in the determination of the maximum amount of deferred policy acquisition costs. Deferred reinsurance commissions have reduced net deferred policy acquisition costs to $0 as of December 31, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements during 2004.

RELATED PARTIES

All underwriting, rating, policy issuance and certain administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary of the Company.

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO of UPCIC. During 2004 and 2003, the Company paid claims adjusting fees of $1,034,151 and $119,471 to Dennis Downes and Associates.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 AND YEAR ENDED DECEMBER 31, 2003.

     Gross premiums written increased 33.7% to $41,120,962 for the year ended December 31, 2004 from $30,745,878 for the year ended December 31, 2003. The increase in gross premiums written is primarily attributable to an approximate 25.9% increase in new business as well as an overall 7.8% premium rate increase.

     Net premiums written increased 80.6% to $5,648,548 for the year ended December 31, 2004 from $3,127,502 for the year ended December 31, 2003. The increase in net premiums written reflects the impact of reinsurance, since $35,472,414 or 86.3% of premiums written were ceded to reinsurers for the year ended December 31, 2004 as compared to $27,618,376 or 89.8% for the year ended December 31, 2003. This fluctuation was a result of the Company's election under its quota share reinsurance treaty to cede 90% of gross written premiums, losses and loss adjustment expenses during 2003 and the first five months of 2004 except for new and renewal without wind risk business with policy effective dates of June 1, 2003 and after versus 80% during the remaining seven months of 2004. The Company ceded the additional amounts commencing in 2003 in order to limit its loss exposure while it stabilized operations. The increase in net premiums written is also attributable to an increase in new business as well as premium rate increases.

     Net premiums earned increased 53.1% to $4,125,757 for the year ended December 31, 2004 from $2,694,170 for the year ended December 31, 2003. The increase in net premiums earned is attributable to the Company's election under its quota share reinsurance treaty to cede 90% of gross written premiums, losses and loss adjustment expenses during 2003 and the first five months of 2004 except for new and renewal without wind risk business with policy effective dates of June 1, 2003 and after versus 80% of gross written premiums, losses and loss adjustment expenses during the remaining seven months of 2004.

     Commission  revenue  increased  29.4%  to  $1,510,345  for the  year  ended
December 31, 2004 from $1,167,606 for the year ended December 31, 2003. Commission income is comprised mainly of the Managing General Agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily due to increased policy fee income attributable to an increase in new and renewal business.

     Investment income consists of net investment income and net realized gains (losses). Investment income increased 116.2% to $178,246 for the year ended December 31, 2004 from $82,458 for the year ended December 31, 2003. The increase is primarily due to higher investment balances and a higher interest rate environment during 2004.

     Transaction fees consist of revenue from the selling of insurance leads. Transaction fee revenue increased 20.6% to $1,662,743 for the year ended December 31, 2004 from $1,379,211 for the year ended December 31, 2003. The increase is primarily due to increased sales of insurance leads to insurance agents.

     Other revenue decreased 54.9% to $521,682 for the year ended December 31, 2004 from $1,156,571 for the year ended December 31, 2003. Other revenue is comprised of fee revenue from direct sales and service revenue from other operations. The decrease is primarily attributable to the fact that there is less activity in the direct sales and service operations this year.

     Losses and loss adjustment expenses ("LAE") incurred increased 133.4% to $2,274,035 for the year ended December 31, 2004 from $974,489 for the year ended December 31, 2003 as compared to net premiums earned which increased 55.1% to $4,125,757 for the year ended December 31, 2004 from $2,694,170 for the year ended December 31, 2003. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. Losses and LAE increased due to the higher frequency and severity of claims in 2004 and because of changes to the Company's reinsurance program discussed above. The Company's direct loss ratio for the year ended December 31, 2004 was 464.1% compared to 46.2% for the year ended December 31, 2003. The Company's direct loss ratio increased principally due to the higher frequency and severity of claims in 2004. During 2004, Florida experienced 4 windstorms catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimates it incurred approximately $148,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance. The losses from these storms resulted in 447.0% of direct loss ratio. Except for these claims the Company believes that the severity and frequency of claims remained relatively stable for the periods under comparison. During 2003, Florida did not experience windstorm catastrophes. The Company's net loss ratio for the year ended December 31, 2004 was 55.1% compared to 36.2% for the year ended December 31, 2003. The net loss ratio increased due to an increase in direct losses incurred.

     Catastrophes are an inherent risk of the property-liability insurance business, particularly in the geographic area where the Company does business, which may contribute to material year-to-year fluctuations in UPCIC's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes its catastrophe management strategies will reduce the severity of future losses, UPCIC continues to be exposed to similar or greater catastrophes.

     The reserve for direct unpaid losses and LAE at December 31, 2004 is $57,871,952. Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported. The range of direct loss reserve estimates as determined by the Company's independent actuarial consultants is a low of $42,841,000 and a high of $68,776,000. The key assumption used to arrive at management's best estimate of loss reserves in relation to the actuary's range and the specific factors that led to management's best estimate is that the liability is based on management's estimate of the ultimate cost of settling each loss and an amount for losses incurred but not reported. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company's financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company's financial statements.

     As a result of the Company's review of its liability for losses and loss adjustment expenses, which includes a re-evaluation of the adequacy of reserve levels for prior year claims, the Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2004 were increased in the current year by $55,480 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were more than expected. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2003 were decreased by $199,948 for claims that had occurred on or before the previous year balance sheet date. This favorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were less than expected. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2004.

     General and administrative expenses increased 3.4% to $5,984,871 for the year ended December 31, 2004 from $5,787,055 for the year ended December 31, 2003. General and administrative expenses have increased primarily due to further development of the Company's insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash flow are premium revenues, commission income and investment income.

     For the year ended December 31, 2004, cash flows provided by operating activities were $15,888,529. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities primarily relate to Company borrowings.

     During 2003, the Company purchased software for $520,000. Management believes the software will assist it in reducing overall management expenses versus the previous outside vendor agreement. The final installment payment on the software of $150,000 was paid in March 2005. In addition, the Company has outstanding loans in the amount of $127,659 to finance several vehicles and a boat, all acquired for business use and marketing of the Company's products and $426,221 for working capital needs. The amounts will become due during the years 2005 through 2011.

     In July 2004, the Company borrowed monies from three private investors in the amounts of $175,000, $150,000 and $100,000 for working capital. The terms of the notes evidencing such loans require interest payments at a rate of 10% through January 2005 with equal monthly payments of principal plus interest thereafter until January 2006, the maturity date of the notes. In conjunction with the loans, the Company plans to issue to the private investors in 2005 warrants to purchase 175,000, 150,000 and 100,000 shares of restricted Common Stock each at an exercise price of $.05 per share, and each expiring in July 2009. These transactions were approved by the Company's Board of Directors.

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

     The balance of cash and cash equivalents as of December 31, 2004 was $22,443,579. Most of this amount, including the $14,017,571 cash received from reinsures in advance of catastrophe claims, is available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $400,000 up to the 100 year PML which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

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

ITEM 7.     FINANCIAL STATEMENTS

     The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-27.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.    CONTROLS AND PROCEDURES

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

ITEM 8B.    OTHER INFORMATION

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company as of December 31, 2004 are as follows:

Name                            Age      Position
----                            ---      --------
Bradley I. Meier                37       President, Chief Executive Officer, Secretary and Director
Norman M. Meier                 65       Director, Secretary

Reed J. Slogoff                 36       Director
Joel M. Wilentz, M.D.           70       Director
James M. Lynch                  50       Executive Vice President and Chief Financial Officer
Sean P. Downes                  34       Chief Operating Officer of UPCIC

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

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Currently, the Company does not have a procedure by which shareholders may recommend nominees to the Company's Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

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

ITEM 10.    EXECUTIVE COMPENSATION

     The tables and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-KSB. This information is furnished with respect to the Company's executive officers who earned in excess of $100,000 during the fiscal year ended December 31, 2004.

                                              SUMMARY COMPENSATION TABLE


                                                 ANNUAL COMPENSATION
                                                 -------------------

Name and                           Year Ended                                      Restricted   Long-Term Compensation Securities
Principal Position                December 31          Salary          Bonus       Stock Award       Underlying Options
------------------                -----------          ------          -----       -----------        ------------------
Bradley I. Meier                      2004            $419,052        $     0              0                1,000,000
President and CEO                     2003             381,150              0              0                        0
                                      2002             346,500              0              0                        0

James M. Lynch                        2004            $172,375        $15,000              0                        0
Executive Vice President and          2003             155,000              0              0                        0
CFO                                   2002             149,250         15,000              0                        0

Sean P. Downes                        2004            $225,000        $29,933      2,000,000                        0
Chief Operating Officer of            2003             109,167              0              0                        0
UPCIC                                 2002              81,250              0              0                  200,000


                                 OPTION GRANTS IN LAST FISCAL YEAR

                            Number Of            % of Total
                            Securities        Options Granted
                       Underlying Options     to Employees in    Exercise or Base
Name                         Granted            Fiscal Year      Price                  Expiration Date
----                         -------            -----------      -----                  ---------------
Bradley I. Meier            1,000,000               100%         $0.056                     2014

                                     AGGREGATED OPTION EXERCISES AND OPTION VALUES
                                         FOR THE YEAR ENDED DECEMBER 31, 2004

                             Shares                      Number of Securities               Value of Unexercised
                            Acquired     Value          Underlying Unexercised            In-The-Money Options at
Name                      on Exchange    Realized     Options at December 31, 2004           December 31, 2004
----                      -----------    --------     ----------------------------           -----------------

                                                     Exercisable     Unexercisable      Exercisable     Unexercisable
                                                     -----------     -------------      -----------     -------------
Bradley I. Meier              -             -           1,000,000            -               $-               $-


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

None.

EMPLOYMENT AGREEMENT

     As of August 11, 1999, the Company entered into a four-year employment agreement with Bradley I. Meier, the Company's President and Chief Executive Officer, amending and restating the previous employment agreement of May 1, 1997 between the Company and Mr. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year which shall be increased by 5% each year beginning with the first anniversary of the effective date. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier will be entitled to a bonus equal to 3% of pretax profits up to $5 million and 4% of pretax profits in excess of $5 million. On May 4, 2001, Addendum No. 3 to the employment agreement was approved by the Board of Directors, whereby Mr. Meier was entitled to receive an additional fifteen percent (15%) increase in his base compensation in addition to the cumulative base compensation and increase calculated at the beginning of 2001, retroactive to January 1, 2001 and under Addendum No. 3, for each successive year of the term of the employment agreement, the base compensation as adjusted by previous increase(s) will be increased by ten (10%) percent. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. In addition, the agreement shall be extended automatically for one year at each anniversary of the date of the agreement up to the fourth year of the agreement, at the option of Mr. Meier. Under the terms of Mr. Meier's employment agreement dated May 1, 1997, he was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.06 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years. On March 4, 2004, Mr. Meier was granted ten-year stock options to purchase 1,000,000 shares of Common Stock at $0.056 per share, which vested immediately. The Company issued 2,823,529 and 4,708,332 shares of Common Stock during the respective years ended December 31, 2004 and 2003 in conjunction with amendments approved by the Board of Directors to the employment agreement between the Company and Mr. Meier whereby Mr. Meier converted salary and accrued vacation into shares of Common Stock. The shares were issued to Mr. Meier in private transactions performed in accordance with the terms of the amendments and pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2004:

                                             EQUITY COMPENSATION PLAN INFORMATION

 ----------------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                              remaining available for
                                   Number of securities to be       Weighted-average          issuance under equity
                                   issued upon exercise of          exercise price of         compensation plans
                                   outstanding options, warrants    outstanding options,      (excluding securities reflected
 Plan Category                     and rights                       warrants and rights       in column (a))
 ----------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans                  11,261,651                  $1.10                         N/A
 approved by security holders
 ----------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans
 not approved by security                         -                        -                            -
 holders
 ----------------------------------------------------------------------------------------------------------------------------
 Total                                      11,261,651                  $1.10                         N/A
 ----------------------------------------------------------------------------------------------------------------------------

Descriptions of the plans are contained in Note 12 to the Consolidated Financial Statements.

SERIES M PREFERRED STOCK

     As of March 1, 2005, directors and named executive officers, individually and as a group, beneficially owned Series M Preferred Stock as follows:

 Name and Address of Beneficial             Amount and Nature of Beneficial               Percent of Class
            Owner(1)                                  Ownership                           ----------------
            -------                                   --------
Bradley I. Meier*(2)                                   48,890                                  48.0%
Norman M. Meier*(3)                                    53,000                                  52.0%
Officers and directors as a group
    (2 persons)(4)                                     86,890                                  98.0%

*    Director

(1)  Unless  otherwise  indicated,  the Company  believes  that each person has sole voting and  investment rights with respect to the shares of Series M Preferred  Stock of the Company  specified  opposite his name. Unless otherwise  indicated,  the mailing address of each shareholder is c/o Universal Insurance
     Holdings, Inc., 2875 N.E. 191st Street, Suite 302, Miami, Florida 33180.

(2)  Consists of (i) 33,890 shares of Series M Preferred Stock and (ii) 15,000 shares of Series M Preferred
     Stock beneficially owned by Belmer Partners,  a Florida General Partnership  ("Belmer"),  of which Mr.
     Meier is a general  partner.  Excludes all shares of Series M Preferred Stock owned by Norman M. Meier and Phylis R. Meier,  Mr. Meier's  father and mother,  respectively,  as to which Mr. Meier  disclaims beneficial ownrship.

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

(4)  See footnotes (1) - (3) above.

SERIES A PREFERRED STOCK

     As of March 1, 2005, directors and named executive officers, individually and as a group, beneficially owned Series A Preferred Stock as follows:

 Name and Address of Beneficial        Amount and Nature of Beneficial               Percent of Class
           Owner(1)                              Ownership                           ----------------
           -------                               --------
Norman M. Meier*(2)                                9,975                                  20%
Officers and directors as a group
    (1 person)(3)

*    Director

(1)  Unless otherwise indicated,  the Company believes that each person has sole voting and investment rights with respect to the shares of Series M Preferred Stock of the Company  specified  opposite his name.  Unless otherwise  indicated,  the mailing address of each shareholder is c/o Universal
     Insurance Holdings, Inc., 2875 N.E. 191st Street, Suite 302, Miami, Florida 33180.

(2)  Consists of 9,975 shares of Series A Preferred Stock  beneficially  owned by Belmer, of which Mr.
     Meier is a general  partner.  Excludes all shares of Series A Preferred  Stock owned by Phylis R.
     Meier, Mr. Meier's former spouse, as to which Mr. Meier disclaims beneficial ownership.

(3)  See footnotes (1) - (2) above.

COMMON STOCK

     As of March 1, 2005, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

 Name and Address of Beneficial     Amount and Nature of Beneficial     Percent of Class
          Ownership(1)                       Ownership(2)               ----------------
          -----------                        ------------
Bradley I. Meier(3)                          21,051,110                      60.1%
Sean P. Downes(4)                             2,759,444                       7.9%
Norman M. Meier(5)                            2,667,529                       7.6%
Reed J. Slogoff(6)                              255,000                        .7%
Joel M. Wilentz(7)                              255,000                        .7%
James M. Lynch(8)                               225,000                        .7%

Officers and directors as a group
    (6 people)(9)                            27,213,083                      77.7%

(1)  Unless  otherwise  indicated,  the Company believes that each person has sole voting and  investment  rights  with  respect to the shares of Common  Stock of the Company specified opposite his name. Unless otherwise indicated, the mailing address of each shareholder is c/o Universal Insurance Holdings, Inc., 2875 N.E. 191st Street, Suite
     302, Miami, Florida 33180.

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

(3)  Consists of (i) (a) 15,330,170 shares of Common Stock, (b) options to purchase 1,875 shares of Common Stock at an exercise price of $9.00 per share,  options to purchase
     1,875  shares of Common  Stock at an  exercise  price of $12.50 per share,  ten-year options to purchase  90,000 shares at an exercise price of $2.88 as to 45,000 shares and  $3.88  as to the  remaining  45,000  shares  granted  pursuant  to Mr.  Meier's employment  agreement,  options  to  purchase  90,000  shares of Common  Stock at an exercise  price of $1.13 per share and options to purchase  500,000 shares of Common
     Stock at an exercise  price of $1.25 per share,  (c)  warrants  to  purchase  15,429 shares of Common Stock at an exercise price of $1.75 per share, warrants to purchase
     339,959 shares of Common Stock at an exercise price of $3.00 per share,  warrants to purchase  82,000 shares of Common Stock at an exercise  price of $1.00 per share and warrants to purchase 131,700 shares of Common Stock at an exercise price of $.75 per share,  (d) 169,450  shares of Common Stock  issuable  upon  conversion  of Series M
     Preferred  Stock,  (e)  options to  purchase  250,000  shares of Common  Stock at an exercise  price of $1.06 per share which vested on November 2, 1997,  (f) options to purchase  500,000  shares of Common  Stock at an  exercise  price of $1.06 per share which vested on May 1, 1997 granted  pursuant to Mr. Meier's  employment  agreement, options to purchase  500,000  shares of Common Stock at $1.06 per share which vested on May 1, 1998 granted pursuant to Mr. Meier's  employment  agreement and options to purchase  500,000  shares of Common  Stock at an  exercise  price of $1.06 per share which vested on May 1, 1999 granted  pursuant to Mr. Meier's  employment  agreement,
     (g) options to purchase 250,000 shares of Common Stock at an exercise price of $1.63 per share,  (h) options to purchase  150,000  shares of Common  Stock at an exercise price of $1.10 per share which vested on December 23, 1999,  (i) options to purchase
     150,000  shares of Common Stock at an exercise price of $0.60 per share which vested on December 21, 2001, (j) options to purchase 1,000,000 shares of Common Stock at an exercise  price of  $0.056  per  share  which  vested  on March 4,  2004 and (ii) an aggregate  of  331,761  shares of Common  Stock  (including  shares of Common  Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred
     Stock)  beneficially  owned by  Belmer  Partners,  of which  Mr.  Meier is a general
     partner.   Excludes   options  to  purchase   625,000  shares  of  Common  Stock  of
     Tigerquote.com  at an exercise price of $.50 per share. Also excludes all securities owned by Norman M. Meier and  Phyllis  R.  Meier,  Mr.  Meier's  father and  mother, respectively, as to which Mr. Meier disclaims beneficial ownership. Includes 416,666

     and  250,225   shares  of  Common  Stock  owned  by  Lynda  Meier  and  Eric  Meier, respectively,  who are the sister and  brother,  respectively,  of Bradley I. Meier, which  shares are  subject  to proxies  granting  voting  rights for such  shares to
     Bradley I. Meier.

(4)  Consists of (i)  2,444,444  shares of Common Stock (ii)  options to purchase  15,000 shares of Common  Stock at an exercise  price of $1.10 per share,  (iii)  options to purchase  100,000 shares of Common Stock at an exercise price of $0.50 per share and
     (iv)  options to purchase  200,000  shares of Common  Stock at an exercise  price of
     $0.04 per share.

(5)  Consists of (i) (a) 479,246  shares of Common Stock,  (b) options to purchase  3,750 shares of Common Stock at an exercise price of $12.50 per share, options to purchase
     3,750 shares of Common Stock at an exercise  price of $9.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $1.25 per share, (c)
     warrants to purchase 3,082 shares of Common Stock at an exercise price of $22.00 per share,  warrants to purchase  2,494 shares of Common  Stock at an exercise  price of
     $4.25 per share,  warrants to purchase  28,538 shares of Common Stock at an exercise price of $1.50 per share,  warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.00 per share and warrants to purchase  129,970 shares of Common
     Stock at an exercise  price of $1.00 per share,  (d) 214,938  shares of Common Stock issuable upon  conversion of Series A and Series M Preferred  Stock,  (e) options to purchase  500,000  shares of Common  Stock at an  exercise  price of $1.06 per share which vested on November 2, 1997,  (f) options to purchase  500,000 shares of Common
     Stock at an exercise price of $1.63 per share, (g) options to purchase 75,000 shares of Common  Stock at an  exercise  price of $1.10 per share,  (h) options to purchase
     25,000  shares of Common  Stock at an exercise  price of $0.60 per share and (ii) an aggregate  of  331,761  shares of Common  Stock  (including  shares of Common  Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred
     Stock)  beneficially  owned by  Belmer,  of which Mr.  Meier is a  general  partner.
     Excludes options to purchase 100,000 shares of Common Stock of  Tigerquote.com at an exercise price of $.50 per share.  Excludes all securities owned by Bradley I. Meier or Phyllis Meier, Mr. Meier's son and former spouse,  respectively,  as to which Mr.
     Meier disclaims beneficial ownership.

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

(8)  Consists of (i) 50,000  shares of Common  Stock,  (ii)  options to  purchase  50,000 shares of Common  Stock at an exercise  price of $1.87 per share,  (iii)  options to purchase 25,000 shares of Common Stock at an exercise price of $1.10 per share, (iv)
     options to purchase  15,000  shares of Common  Stock at exercise  price of $0.70 per share and (v)  options to  purchase  100,000  shares of Common  Stock at an exercise price of $0.50 per share. Excludes options to purchase 20,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share.

(9)  See footnotes (1) - (8) above.

SERIES M PREFERRED STOCK

     As of March 1, 2005, the following table sets forth information regarding the number and percentage of Series M Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series M Preferred Stock:

                                             Amount and Nature of
Name and Address(1)                          Beneficial Ownership           Percent of Class
----------------                             --------------------           ----------------
Phyllis R. Meier(2)                                  16,800                        18.9%
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 302
Miami, Florida  33180

Belmer Partners(3)                                   15,000                        16.9%
c/o Phyllis R. Meier
Managing General Partner
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 302
Miami, Florida 33180

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

SERIES A PREFERRED STOCK

     As of March 1, 2005, the following table sets forth information regarding the number and percentage of Series A Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series A Preferred Stock:

                                             Amount and Nature of
Name and Address(1)                          Beneficial Ownership           Percent of Class
----------------                             --------------------           ----------------
Phyllis R. Meier(2)                                   9,975                        20.0%
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 302
Miami, Florida  33180

Belmer Partners(3)                                   30,000                        60.0%
c/o Phyllis R. Meier
Managing General Partner
Universal Insurance Holdings, Inc.
2875 N.E. 191st Street
Suite 302
Miami, Florida 33180

(1)  Unless  otherwise  indicated,  the Company believes that each person has sole voting and investment  rights  with  respect to the shares of Series A  Preferred  Stock  specified opposite her or its name.

(2)  Consists of 9,975 shares of Series A Preferred Stock  beneficially  owned.  Excludes all shares of Series A Preferred Stock owned by Norman M. Meier,  Ms. Meier's former spouse, as to which Ms. Meier disclaims beneficial ownership.

(3)  Belmer  Partners is a Florida  general  partnership in which Phylis R. Meier is managing general partner and Bradley I. Meier and Norman M. Meier are general partners.

COMMON STOCK

     As of March 1, 2005, the following table sets forth information regarding the number and percentage of Common Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                             Amount and Nature of
Name and Address(1)                          Beneficial Ownership(2)        Percent of Class
----------------                             --------------------           ----------------
Martin Steinberg, Esq., as the                      6,518,004                     18.6%
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

(3)  Consists of 6,518,004 shares of Common Stock as indicated on Schedule 13D dated July 10,
     2003 filed with the Securities and Exchange Commission on March 5, 2004.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since December 1997, as a condition of the licensing of the Company's subsidiary, the Company's outside counsel held $290,000 in trust for the benefit of the Company in the counsel's escrow account pending resolution of a claim against a Company director and an unrelated entity. Such funds were included in the Company's financial statements as cash and cash equivalents. In October 2003, the dispute was resolved and the claim was settled on terms including a cash payment of $201,000, which the Company paid under an indemnification arrangement with the director. Legal fees related to the settlement were $37,036. These amounts were recorded as an expense during 2003. The remaining funds together with interest earned, net of settlement cost and attorney fees, were returned to the Company.

     Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO of UPCIC. During 2004 and 2003, the Company paid claims adjusting fees of $1,034,151 and $119,471 to Dennis Downes and Associates.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1    Registrant's  Restated Amended and Restated  Certificate of Incorporation
       (1)

3.2    Registrant's Bylaws(1)

3.3 Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994(4)

3.4    Certificate  of  Designations,   Preferences,  and  Rights  of  Series  M
       Convertible Preferred Stock dated August 13, 1997(2)

3.5    Certificate   of  Amendment  of  Amended  and  Restated   Certificate  of
       Incorporation dated October 19, 1998(4)

3.6    Certificate   of  Amendment  of  Amended  and  Restated   Certificate  of
       Incorporation dated December 18, 2000(4)

3.7 Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001(4)

4.1    Form of Common Stock Certificate(1)

4.2    Form of Warrant Certificate(1)

4.3    Form of Warrant Agency Agreement(1)

4.4    Form of Underwriter Warrant(1)

4.5    Affiliate Warrant(1)

4.6 Form of Warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share issued to Steven Guarino dated as of April 24, 1997. (Substantially similar in form to two additional warrants to purchase 100,000 shares of Common Stock issued to Mr. Guarino dated as of April 24, 1997, with exercise prices of $2.75 and $3.50 per share, respectively)(2)

10.1   Registrant's 1992 Stock Option Plan(1)

10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(1)

10.5 Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997(2)

10.6 Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier(2)

16.1 Letter on change in certifying accountants from Millward & Co. CPA's dated February 12, 1999, and as amended February 26, 1999(3)

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

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2003



ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Audit fees for the fiscal years ended December 31, 2004 and December 31, 2003 were $132,000 and $115,000, respectively.

AUDIT RELATED FEES

Audit related fees for the fiscal years ended December 31, 2004 and December 31, 2003 were $0.

TAX FEES

Tax fees for the fiscal years ended December 31, 2004 and December 31, 2003 were $31,500 and $25,000, respectively.

ALL OTHER FEES

All other fees for products and services provided by the Company's principal accountant for the fiscal years ended December 31, 2004 and December 31, 2003 were $0.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                       UNIVERSAL INSURANCE HOLDINGS, INC.


Dated: March 31, 2005             By:  /s/ Bradley I. Meier
                                       -----------------------------------------
                                       Bradley I. Meier
                                       President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley I. Meier     President, Chief Executive Officer and Director    March 31, 2005
--------------------
Bradley I. Meier

/s/ James M. Lynch       Chief Financial Officer                            March 31, 2005
--------------------
James M. Lynch

/s/ Norman M. Meier      Director                                           March 31, 2005
--------------------
Norman M. Meier

/s/ Reed J. Slogoff      Director                                           March 31, 2005
--------------------
Reed J. Slogoff

/s/ Joel M. Wilentz      Director                                           March 31, 2005
--------------------
Joel M. Wilentz

                                 UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               Page
                                                                                                               ----
Report of Independent Registered Public Accounting Firm.........................................................F-2
Consolidated Balance Sheet - December 31, 2004..................................................................F-3
Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003 ...........................F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years
Ended December 31, 2004 and 2003................................................................................F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003............................F-6
Notes to Consolidated Financial Statements...............................................................F-7 - F-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Universal Insurance Holdings, Inc.
Miami, Florida


We have audited the accompanying consolidated balance sheets of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



/s/ Blackman Kallick Bartelstein LLP

Chicago, Illinois
March 30, 2005

                           UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                            DECEMBER 31, 2004


                                                 ASSETS
Cash and cash equivalents                                                                 $ 22,443,579
Investments in real estate                                                                   1,680,001
Reinsurance recoverables                                                                    87,473,383
Premiums and other receivables                                                               1,278,511
Property and equipment, net                                                                    910,005
Other assets                                                                                   216,489
                                                                                   --------------------
Total Assets                                                                             $ 114,001,968
                                                                                   ====================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                                                  57,871,952
Unearned premiums                                                                           23,889,861
Accounts payable                                                                             3,522,511
Reinsurance payable                                                                         23,072,930
Other accrued expenses                                                                       1,611,242
Loans payable                                                                                  703,880
                                                                                   --------------------
Total Liabilities                                                                          110,672,376
                                                                                   --------------------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum liquidation
  preference of $1,419,700                                                                       1,387
Common stock, $.01 par value 40,000,000 shares authorized, 34,408,775
  shares issued and 31,300,130 shares outstanding                                              265,493
Common stock in treasury, at cost - 208,645 shares                                            (101,820)
Additional paid-in capital                                                                  15,114,407
Accumulated deficit                                                                        (11,949,875)
                                                                                   --------------------
Total stockholders' equity                                                                   3,329,592
                                                                                   --------------------
Total liabilities and stockholders' equity                                               $ 114,001,968
                                                                                   ====================


         The accompanying notes are an integral part of the consolidated financial statements.

                           UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Year Ended                 Year Ended
                                                             December 31, 2004          December 31, 2003
                                                             -----------------          -----------------
PREMIUMS EARNED AND OTHER REVENUES:
  Premium earned, net                                           $ 4,125,757                $ 2,694,170
  Net investment income                                             178,246                     82,458
  Commission revenue                                              1,510,345                  1,167,606
  Transaction fees                                                1,662,743                  1,379,211
  Other revenue                                                     521,682                  1,156,571
                                                               -------------              -------------

             Total premiums earned and other revenues             7,998,773                  6,480,016
                                                               -------------              -------------

OPERATING COSTS AND EXPENSES:
  Losses and loss adjustment expenses                             2,274,035                    974,489
  General and administrative expenses                             5,984,871                  5,787,055
                                                               -------------              -------------

             Total operating costs and expenses                   8,258,906                  6,761,544

NET LOSS                                                         $ (260,133)                $ (281,528)
                                                               =============              =============

LOSS PER COMMON SHARE:
Basic                                                               $ (0.01)                   $ (0.01)
                                                               =============              =============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                                              30,214,169                 23,777,515
                                                               =============              =============

LOSS PER COMMON SHARE
Diluted                                                             $ (0.01)                   $ (0.01)
                                                               =============              =============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - DILUTED                                            30,214,169                 23,777,515
                                                               =============              =============


          The accompanying notes are an integral part of the consolidated financial statements.

                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       AND COMPREHENSIVE LOSS

                                               YEARS ENDED DECEMBER 31, 2004 AND 2003


                 Preferred              Common              Treasury            Additional               Accumulated
                   Stock                 Stock               Stock               Paid-in    Accumulated  Other Comp
             Shares   Amount      Shares     Amount     Shares    Amount         Capital       Deficit   Income (loss)      Total
             ------   ------      ------     ------     ------    ------         -------       -------   -------------      -----
BALANCE,
January 1,
2003         138,640   $1,387   21,676,914   $167,175   208,645   $(101,820)   $15,003,976   $(11,308,318)   $(74,671)   $3,687,729

Net loss          -        -            -          -         -           -              -        (281,528)         -       (281,528)

Net change
in unrealized
losses on
available
for sale
securities       -         -            -          -         -          -               -             -        49,014        49,014
                                                                                                                        ------------

Comprehensive
loss                                                                                                                       (232,514)

Preferred
stock
dividend         -         -            -          -         -          -               -         (49,948)         -        (49,948)

Issuance of
common stock     -         -     4,783,332     47,833        -          -           20,166             -           -         67,999
            --------- -------- ------------ ---------- --------- -----------  ------------  --------------    -------   ------------

BALANCE,
December 31,
2003         138,640    1,387   26,460,246    215,008   208,645    (101,820)    15,024,142    (11,639,794)    (25,657)    3,473,266
            --------- -------- ------------ ---------- --------- -----------  ------------  --------------    -------   ------------

Net loss          -        -            -          -         -          -               -        (260,133)         -       (260,133)


Net change
in unrealized
gains on
available
for sale
securities        -        -            -          -         -          -               -              -       25,657        25,657

Comprehensive
loss                                                                                                                       (234,476)


Preferred
stock
dividend          -        -            -          -         -           -              -         (49,948)         -        (49,948)

Issuance
of common
stock             -        -     5,048,529     50,485        -           -          90,265             -           -        140,750
            --------- -------- ------------ ---------- --------- -----------  ------------  --------------    -------   ------------

BALANCE,
December 31,
2004         138,640   $1,387   31,508,775   $265,493   208,645   $(101,820)   $15,114,407   $(11,949,875)    $    -     $3,329,592
            --------- -------- ------------ ---------- --------- -----------  ------------  --------------    -------   ------------

------------------------------------------------------------------------------------------------------------------------------------

                        The accompanying notes are an integral part of the consolidated financial statements.

                                UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended                   Year Ended
                                                                    December 31, 2004            December 31, 2003
                                                                    -----------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $ (260,133)                  $ (281,528)
  Adjustments to reconcile net loss
    to cash provided by operations:
  Amortization and depreciation                                               390,247                      268,953
  Loss on disposal of assets                                                  (19,280)                     (40,503)
  Issuance of common stock as compensation                                    140,750                       67,999
  Net accretion of bond premiums and discounts                                     -                        (5,793)
Net change in assets and liabilities relating to operating
  activities:
  Prepaid reinsurance premiums and reinsurance recoverable                (62,635,844)                     996,780
  Premiums and other receivables                                             (741,925)                     664,988
  Other assets                                                                (32,828)                          -
  Reinsurance payable                                                      17,937,096                    4,089,021
  Accounts payable                                                          2,345,857                     (158,565)
  Other accrued expenses                                                      789,224                     (151,430)
  Unpaid losses and loss adjustment expenses                               50,191,080                      456,117
  Unearned premiums                                                         7,784,285                   (2,319,453)
                                                                     ----------------             ----------------

Net cash provided by operating activities                                  15,888,529                    3,586,586
                                                                     ----------------             ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (23,888)                    (237,069)
  Proceeds from sale of equity securities available for sale                  194,976                      133,414
  Proceeds from maturities of debt securities held to maturity                100,000                      235,133
  Purchase of real estate                                                  (1,680,001)                          -
  Sale of real estate                                                         140,022                       93,405
                                                                     ----------------             ----------------

Net cash  (used in) provided by investing activities                     (1,268,891)                     224,883
                                                                     ----------------             ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                                  (49,948)                     (49,948)
  Payments on loans payable                                                (797,412)                    (665,163)
  Proceeds from loans payable                                               660,023                      327,000
                                                                     ----------------             ----------------

Net cash used in financing activities                                      (187,337)                    (388,111)
                                                                     ----------------             ----------------

NET INCREASE IN CASH AND CASH                                            14,432,301                    3,423,358
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of year                              8,011,278                    4,587,920
                                                                     ----------------             ----------------

CASH AND CASH EQUIVALENTS, End of year                                 $ 22,443,579                  $ 8,011,278
                                                                     ================             ================


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

INSURANCE OPERATIONS

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

On December 4, 1997, the Company raised approximately $6,700,000 in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its common stock at a price of $.60 per share. The proceeds of this transaction were used partially for working capital purposes and to meet the minimum regulatory capitalization requirements ($5,000,000) required by the Florida Department of Insurance to engage in this type of homeowners insurance company business.

In February 1998, the Company commenced its insurance business. Since then the Company has developed into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998, and became licensed by the Florida Department of Insurance on August 17, 1998 and contracted with UPCIC on September 28, 1998 as the Company's wholly owned managing general agent ("MGA"). Through the MGA, the Company has underwriting and claims authority for UPCIC as well as third-party insurance companies. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC and third-party insurance products through the Company's distribution network and UPCIC.

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998, and Coastal Homeowners Insurance Specialist, Inc. was incorporated in Florida on July 2, 2001, each as wholly owned subsidiaries of Universal Insurance Holdings, Inc. to solicit voluntary business and to generate commission revenue. These entities are a part of the Company's agency operations, which seek to generate income from commissions, premium financing referral fees and the marketing of ancillary services. In addition, Capital Resources Group, LTD. was incorporated in the British Virgin Islands on June 2, 2000 as a subsidiary of the Company to participate in contingent capital products. The Company has also formed a claims adjusting company, Universal Adjusting Corporation, which was incorporated in Delaware on August 9, 1999. Universal Adjusting Corporation currently has claims authority for UPCIC.

ONLINE COMMERCE OPERATIONS

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

is a network of Internet insurance agencies. As of December 31, 2004, insurance agencies have been established in 22 states. None of these agencies are currently active as the Company has changed its focus to selling leads to other companies and independent agents.

CORPORATE AND OTHER OPERATIONS

During 2001, the Company formed Tiger Home Services, Inc., which currently furnishes pool services to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida. Various plans are offered to fit customer needs.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Universal Insurance Holdings, Inc., its wholly owned subsidiary, Universal
Property &  Casualty  Insurance  Co. and other  wholly  owned  entities  and the
Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. The Company and its subsidiaries operated principally in two business segments consisting of insurance and online commerce during each period reported in the accompanying consolidated financial statements, based upon management reporting.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are summarized as follows:

USE OF ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's primary areas of estimate are the recognition of premium revenues, insurance liabilities, deferred policy acquisition costs and reinsurance. Actual results could differ from those estimates.

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

INVESTMENTS IN REAL ESTATE. Investments in real estate are reported at the lower of cost or appraised value. Real estate represents a building purchased by UPCIC that the Company intends to use as its home office. The Company is capitalizing current costs related to buildout of the building. Once completed, depreciation will be provided on the straight-line basis over twenty-seven-and-one-half years. Real estate activity also includes residential properties rented for the production of income until they were sold during 2004 and 2003. These properties were purchased in prior years in connection with the settlement of certain claims. The properties were depreciated on the straight-line basis over twenty-seven-and-one-half years until the date of sale.

SECURITIES AVAILABLE FOR SALE. Equity securities are reported at fair value, with unrealized gains and losses reported net of applicable deferred tax as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

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

RECOGNITION OF TRANSACTION FEE REVENUE. Transaction fee revenue, which is comprised of revenue from the selling of insurance leads is recognized as income upon sale of the lead. Effective November 2004, for most customers payment is required in advance of distribution of the leads. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

DEFERRED POLICY ACQUISITION COSTS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business, net of reinsurance commissions, are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Investment income is taken into consideration when calculating the maximum amount of deferred acquisition cost.

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

Inherent in the estimates of ultimate claims are expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for casualty coverage is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances and the amount of insurance risk retained. In the case of UPCIC, this uncertainty is compounded by UPCIC's limited history of claims experience. In addition, UPCIC's policyholders are currently concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in current earnings.

PROVISION FOR PREMIUM DEFICIENCY. It is the Company's policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accrual for premium deficiency was considered necessary as of December 31, 2004.

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

INCOME TAXES. Income tax provisions are based on the asset and liability method. Deferred federal income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, net of valuation allowance.

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

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS. Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the estimated fair value of all financial instruments, including both assets and liabilities unless specifically exempted. The Company uses the following methods and assumptions in estimating the fair value of financial instruments.

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

CONCENTRATIONS OF CREDIT RISK. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investments, premiums receivable and reinsurance recoverables. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of individuals comprising the Company's customer base. However, the majority of the Company's revenues are currently derived from products and services offered to customers in Florida, which could be adversely affected by economic downturns, an increase in competition or other environmental changes. In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly evaluates the financial strength of all reinsurers used.

STOCK OPTIONS. The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares as of the grant date. The Company has elected to apply Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock options granted to employees and directors, and SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equals the market price of underlying stock on the date of the grant, no compensation expense is recognized. The Company expenses the fair value (determined as of the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. The Company has adopted the disclosure only provisions of SFAS No. 123. (See Note 12.)

STATUTORY ACCOUNTING. UPCIC prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the Office of Insurance Regulation of the State of Florida. Effective January 1, 2001, the Office of Insurance Regulation of the State of Florida required that insurance companies domiciled in the State of Florida prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual (the "Manual"), as modified by the Office of Insurance Regulation of the state of Florida. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC as of December 31, 2004, and the results of its operations and its cash flow, for the year then ended have been determined in accordance with statutory accounting principles.

NEW ACCOUNTING PRONOUNCEMENTS. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This statement, which is effective for years ending after December 15, 2002, amends Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. However, the enhanced disclosure provisions as defined by SFAS No. 148 which became effective in the first quarter of 2003 have been implemented. In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123R") SHARE-BASED PAYMENT, which replaces SFAS. No. 123 and supersedes APB No. 25. As a result of SFAS No. 123R, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations beginning in the first quarter of 2006. The Company is currently assessing the impact that the adoption of SFAS No. 123R will have on the consolidated results of operations.

RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 3 - INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and began servicing the policies. Subsequently, UPCIC previously renewed a large number of these policies while commencing solicitation of business in the voluntary market through independent agents. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. Accordingly, UPCIC determines unearned premiums by calculating the pro rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. As of December 31, 2004, the Company has direct unearned premiums of $23,889,861.

NOTE 4 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2004 was approximately $6.1 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

QUOTA SHARE

Effective June 1, 2004, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, UPCIC cedes 80% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 31% of ceded gross written premium. For the year ended December 31, 2003, UPCIC ceded 90% of gross written premiums, losses and loss adjustment expenses for all policies except for new and renewal without wind risk business with policy effective dates of June 1, 2003 and after with a ceding commission equal to 28% of ceded gross premiums written. UPCIC continued to cede 90% of all policies during the first five months of 2004, except for new and renewal without wind risk business with policy effective dates of June 1, 2003 and after. In addition, the quota share treaty has a limitation for any one occurrence of $2,000,000.

EXCESS PER RISK

Effective June 1, 2004 and 2003, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $5,200,000 aggregate limit applies to the term of the contract. Effective June 1, 2004, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 for each property loss. A $2,100,000 aggregate limit applies to the term of the contract.

EXCESS CATASTROPHE

The excess catastrophe reinsurance agreement provides two layers of excess catastrophe coverage of $24,000,000 in excess of $2,000,000 as of December 31, 2003 as follows:


                                 First Layer          Second Layer
                                 -----------          ------------
Coverage                      $18,000,000 in      $6,000,000 in excess
                              excess of           of  $20,000,000 each
                              $2,000,000 each     loss occurrence
                              loss occurrence
Deposit premium               $4,680,000          $810,000
Minimum premium               $3,744,000          $648,000
Premium rate -% of            0.102%              0.018%
total insurance value


Effective June 1, 2004, UPCIC revised and enhanced its excess catastrophe reinsurance program. The excess catastrophe reinsurance agreement provides four layers of excess catastrophe coverage of $22,200,000 in excess of $2,000,000 as of December 31, 2004 as follows:

                                 First Layer          Second Layer            Third Layer            Fourth Layer
                                 -----------          ------------            -----------            ------------
Coverage                      $3,000,000 in       $5,000,000 in excess   $7,500,000 in excess    $6,700,000 in excess
                              excess of           of  $5,000,000 each    of $10,000,000 each     of $17,500,000 each
                              $2,000,000 each     loss occurrence        loss occurrence         loss occurrence
                              loss occurrence
Deposit premium               $1,020,000          $1,337,500             $1,425,000              $770,500
Minimum premium               $816,000            $1,070,000             $1,140,000              $616,400
Premium rate -% of            0.0213%             0.028%                 0.0307%                 0.016%
total insurance value

The catastrophe contract contains one reinstatement. Effective June 1, 2004, under separate excess catastrophe contracts, UPCIC obtained catastrophe coverage of $22,200,000 in excess of $2,000,000 covering third and fourth events and catastrophe coverage of $15,500,000 in excess of $2,000,000 covering fifth and six events as follows:

Third and Fourth Event

                                 First Layer          Second Layer            Third Layer            Fourth Layer
                                 -----------          ------------            -----------            ------------
Coverage                      $3,000,000 in       $5,000,000 in excess   $7,500,000 in excess    $6,700,000 in excess
                              excess of           of  $5,000,000 each    of $10,000,000 each     of $17,500,000 each
                              $2,000,000 each     loss occurrence        loss occurrence         loss occurrence
                              loss occurrence
Minimum premium               $255,000            $325,000               $356,250                $300,000
Maximum premium               $1,050,000          $1,375,000             $1,500,000              $1,500,000

Fifth and Sixth Event

                                           First Layer               Second Layer                  Third Layer
                                           -----------               ------------                  -----------
Coverage                              $3,000,000 in excess    $5,000,000 in excess of      $7,500,000 in excess of
                                      of $2,000,000 each      $5,000,000 each loss         $10,000,000 each loss
                                      loss occurrence         occurrence                   occurrence
Minimum premium                       $300,000                $375,000                     $375,000
Maximum premium                       $825,000                $1,000,000                   $1,200,000

Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event, which occurs within the area of one state of the United States or province of Canada and states or provinces contiguous thereto and to one another.

Effective June 1, 2003, UPCIC entered a reimbursement agreement with the Florida Hurricane Catastrophe Fund (the "Fund"), which is administered by the Florida State Board of Administration. Under the reimbursement agreement, the Fund would reimburse the Company, with respect to each loss occurrence during the contract year (June 1, 2003 to May 31, 2004) for 90% of the ultimate loss paid by the Company in excess of the Company's retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. The Fund provided UPCIC with coverage of $54,341,000 in excess of $21,446,000. The premium for this coverage was $2,397,060. Effective June 1, 2004, UPCIC entered a subsequent reimbursement agreement with the Fund under the same terms through May 31, 2005. The Fund has provided UPCIC with coverage of $59,469,000 in excess of $17,812,000 as of December 31, 2004. The premium for this coverage was $2,453,238. In the event of depletion of the Fund due to losses arising from catastrophic events, the Fund would assess homeowners' insurers writing business in the state of Florida. Florida law allows insurers to make rate filings to pass these assessments to policyholders.

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and loss adjustment expenses ("LAE") are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

The preceding reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                              Year Ended                                           Year Ended
                           December 31, 2004                                    December 31, 2003
                           -----------------                                    -----------------

             Premiums         Premiums        Loss and Loss        Premiums           Premiums        Loss and Loss
              Written          Earned          Adjustment          Written             Earned           Adjustment
              -------          ------           Expenses           -------             ------            Expenses
                                                --------                                                 --------
Direct        $41,120,962      $33,219,781     $154,169,550      $30,745,878         $33,065,332      $15,275,032

Ceded         (35,472,414)     (29,094,024)    (151,895,515)     (27,618,376)        (30,371,162)     (14,300,543)
              -----------      -----------     ------------      -----------         -----------      -----------

Net           $ 5,648,548      $ 4,125,757     $  2,274,035      $ 3,127,502         $ 2,694,170      $   974,489
              ===========      ===========     ============      ===========         ===========      ===========

Other amount
                                                                                  December 31, 2004
                                                                                  -----------------
Reinsurance recoverable on unpaid losses and loss adjustment expenses                $56,292,041
Reinsurance recoverable on paid losses                                                   935,225
Other reinsurance receivables                                                          9,818,602
Unearned premiums ceded                                                               20,427,515
                                                                                      ----------
Prepaid reinsurance premiums and reinsurance recoverable                             $87,473,383
                                                                                     -----------

Reinsurance premium payable                                                          $23,072,930
                                                                                     ===========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Three reinsurers have unsecured balances greater than 10% of the total amount of prepaid reinsurance premiums and reinsurance recoverables as of December 31, 2004. The balances for these reinsurers are $25,984,941 which is with the Florida Hurricane Catastrophe Fund, and $8,252,986 and $6,758,717 with domestic reinsurers rated by A.M. Best A+ (superior) and A (excellent), respectively. As of December 31, 2004, UPCIC has reinsurance contracts with various reinsurers, all rated A- or better by A. M. Best, located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 5 - INVESTMENTS

Major categories of net investment income are summarized as follows:

                                      Year Ended                 Year Ended
                                   December 31, 2004          December 31, 2003
                                   -----------------          -----------------

Debt securities held-to-maturity      $ 3,957                   $ 13,551
Common stocks                          45,180                      7,398
Cash and cash equivalents             274,184                     88,521
Real estate                           (87,982)                      -
                                   ----------                   ----------
                                      235,339                    109,470
Investment expenses                    57,093                     27,012
                                   ----------                   ----------
                                     $178,246                   $ 82,458
                                   ==========                   ==========


Proceeds from the sale of equity securities during 2004 and 2003 were $194,976 and $133,414 respectively. Gross gains on the sale of securities during 2004 and 2003 were $45,180 and $7,266, respectively. Gross losses on the sale of securities during 2004 and 2003 were $0 and $347, respectively.

The aggregate amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value as of December 31, 2004 for available-for-sale and held-to-maturity securities by major security type are as follows:

                                         Cost or            Gross               Gross             Fair
                                     Amortized Cost    Unrealized Gains   Unrealized Losses       Value
                                     --------------    ----------------   -----------------       -----
Available-for-sale securities:
Cash and cash equivalents            $ 22,443,579         $        -         $        -      $ 22,443,579
Equity securities                               -                  -                  -                 -
                                     ------------         ----------         ----------      ------------
  Total                              $ 22,443,579         $        -         $        -      $ 22,443,579
                                     ============         ==========         ==========      ============

Held-to-maturity securities:
U. S.  Government agencies           $          -                  -         $        -      $          -
                                     ============         ==========         ==========      ============


As of December 31, 2004, the Company had no held-to-maturity securities with maturities due after one year.


As of December 31, 2004, short-term investments with a carrying value of $1,500,000 were on deposit with regulatory authorities.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004 consisted of the following:


    Computers                                                  $ 144,252
    Furniture                                                    134,011
    Automobiles and equipment                                     485,281
    Software                                                     992,452
                                                               ---------
    Total cost                                                 1,755,996
    Less: Accumulated depreciation and amortization             (845,991)
                                                               ---------
    Net carrying value                                         $ 910,005
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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC's policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During 2004, Florida experienced four windstorms catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2004 was approximately $6.1 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in
Note 4.

     Management believes that the liabilities for claims and claims expense as of December 31, 2004 is appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company's financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company's financial statements.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                      Year Ended                 Year Ended
                                   December 31, 2004         December 31, 2003
                                   -----------------         -----------------

Balance at beginning of year       $  7,680,872                 $ 7,224,755

Less reinsurance recoverable         (6,329,872)                 (5,634,455)
                                   ------------                 -----------

Net balance at beginning of year      1,351,000                   1,590,300
                                   ------------                 -----------

Incurred related to:
  Current year                        2,218,555                   1,174,437
  Prior years                            55,480                    (199,948)
                                   ------------                 -----------
Total incurred                        2,274,035                     974,489
                                   ------------                 -----------

Paid related to:
  Current year                        1,496,024                     786,430
  Prior years                           549,100                     427,359
                                   ------------                 -----------
Total paid                            2,045,124                   1,213,789
                                   ------------                 -----------

Net balance at end of year            1,579,911                   1,351,000
Plus reinsurance recoverable         56,292,041                   6,329,872
                                   ------------                 -----------

Balance at end of year             $ 57,871,952                 $ 7,680,872
                                   ============                 ===========

The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2004 were increased in the current year by $55,480 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from settling homeowners losses established in the prior year for amounts that were more than expected. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2003 were decreased by $199,948 for claims that had occurred on or before the previous year balance sheet date. This favorable loss emergence resulted principally from settling homeowners losses established in the prior year for amounts that were less than expected. There can be no assurance that the Company's unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from the Company's unpaid losses and LAE as of December 31, 2004. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

NOTE 8 - LOANS PAYABLE

During 2003, the Company purchased software for $520,000. Management believes the software will assist it in reducing overall management expenses versus the previous outside vendor agreement. The final installment payment on the software of $150,000 was paid in March 2005.

Loans payable as of December 31, 2004 also consists of the following bank loans secured by the respective assets: a boat loan for $95,528, principal due in May 2011, with interest paid monthly at 8.8%, and several vehicle loans totaling $32,131, principal due from January 2005 to September 2006, with interest paid monthly ranging from 5.6% to 10%. Other loans with vendors amounted to $426,221 as of December 31, 2004. Loans with vendors are primarily short-term loans utilized for working capital.

Loan repayments are due as follows as of December 31, 2004:



         2005               $    578,721
         2006                     53,698
         2007                     16,180
         2008                     13,664
         2009                     18,282
   Thereafter                     23,335
                          ---------------
                            $    703,880
                          ===============


NOTE 9 - REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive regulation by the OIR. The Florida Insurance Code (the "Code") requires that UPCIC maintain minimum statutory surplus of $4,000,000. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the state of Florida.

The following schedule reconciles statutory net loss and surplus of UPCIC as reported in the 2004 and 2003 annual statements filed with the OIR, prepared on the basis of statutory accounting principles, to UPCIC's net loss for the years ended December 31, 2004 and 2003 and stockholders' equity under GAAP as of December 31, 2004:

                                                          Year Ended                             Year Ended
                                                      December 31, 2004                       December 31, 2003
                                                      -----------------                       -----------------
                                                Net Loss                  Surplus                    Net Loss
                                                --------                  -------                    --------
Balance per statutory financial          $       (1,802,644)      $        5,219,075         $        (344,324)
statement, as originally filed

Deferred income taxes                               (99,159)                (313,252)                  (18,889)
Increase non-admitted assets                           -                      33,930                      -
Other                                               (18,195)                 (18,195)
                                         -----------------------   -----------------------    -----------------------
Balance in conformity with GAAP          $       (1,919,998)      $        4,921,558         $        (363,213)
                                         =======================   =======================    =======================

NOTE 10 - RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance and administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary.

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO of UPCIC. During 2004 and 2003, the Company paid claims adjusting fees of $1,037,151 and $119,471 to Dennis Downes and Associates.

Since December 1997, as a condition of the licensing of the Company's subsidiary, the Company's outside counsel held $290,000 in trust for the benefit of the Company in the counsel's escrow account pending resolution of a claim against a Company director and an unrelated entity. Such funds were included in the Company's consolidated financial statements as cash and cash equivalents. In October 2003, the dispute was resolved and the claim was settled on terms including a cash payment of $201,000, which the Company paid under an indemnification arrangement with the director. Legal fees related to the settlement were $37,036. These amounts were recorded as an expense during 2003. The remaining funds together with interest earned, net of settlement cost and attorney fees, were returned to the Company.

NOTE 11- INCOME TAX PROVISION

Since its inception, the Company has incurred cumulative tax operating losses. Therefore, the Company has not incurred any significant income tax liabilities during that time. As of December 31, 2004, the Company had net operating loss carryforwards totaling approximately $9,425,000 which are available to offset future taxable income, if any, through 2023.

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2004 and 2003:


                                                  2004            2003
                                                  ----            ----
 Statutory federal income tax rate                34.0%           34.0%

 Increases (decreases) resulting from:

          Change in valuation allowance          (34.0%)         (34.0%)

          Other                                    0.0%            0.0%
                                             ----------      ----------
 Effective tax rate                                0.0%            0.0%
                                             ==========      ==========

Deferred income taxes as of December 31, 2004 are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

  Deferred income tax assets:
              Net operating loss carryforward              $ 3,204,500
              Unearned premiums                                232,524
              Unpaid losses                                     57,299
                                                           -----------
                                                            3,494,323

  Deferred income tax liabilities:
              Property and equipment                          (182,600)
                                                           -----------

  Net deferred income tax asset                              3,311,723
  Less: valuation allowance                                 (3,311,723)
                                                           -----------
  Net deferred income tax asset                            $         -
                                                           ===========


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

The remaining net operating loss carryforwards will expire as follows:

              Expiration

                2007                            $    328,000
                2008                               1,010,000
                2009                               1,116,000
                2010                                 677,000
                2011                               1,570,000
                2012                               1,379,000
                2013                                   5,000
                2020                               1,229,000
                2021                               1,258,000
                2022                                 404,000
                2023                                 449,000
                                                ------------
                                                $  9,425,000
                                                ============


NOTE 12 - STOCKHOLDERS' EQUITY

CUMULATIVE PREFERRED STOCK

In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt, and 88,690 shares of Series M
Preferred Stock were issued during the fiscal year ended April 30, 1997 for repayment of $88,690 of related party debt. Each share of Series A and M Preferred Stock is convertible by the Company into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. Beginning on May 1, 1998, the Series A Preferred Stock pays a cumulative dividend of $.25 per share per quarter. In connection with this issuance of the Series A Preferred Stock, the Company issued the holders warrants to purchase 12,488 shares of Common Stock at $4.25 per share, exercisable through October 17, 2004.

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

A summary of the option activity for the years ended December 31, 2004 and 2003 is presented below:

                                                                     Options Exercisable
                                                                     -------------------                  Weighted
                                                                                                          Average
                                      Number                Option Price per Share           Number       Exercise
                                    of Shares          Low          High       Weighted     of Shares      Price
                                    ---------          ---          ----       --------     ---------      -----
Outstanding January 1, 2003          7,068,624        $ 0.04      $ 22.00       $  1.20    7,068,624      $ 1.20
Cancelled                              (35,625)       $ 6.00      $ 22.00       $ 14.51
                                    -----------
Outstanding December 31, 2003        7,032,999        $ 0.04      $  3.88       $  1.14    7,032,999      $ 1.14
Issued                               1,000,000        $ 0.06      $  0.06       $  0.06
                                    -----------
Outstanding December 31, 2004        8,032,999        $ 0.04      $  3.88       $  1.00    8,032,999      $ 1.00
                                    ===========

The following table summarizes the information about options under the Plan outstanding as of December 31, 2004:

                       Options Outstanding and Exercisable
                       -----------------------------------

                                           Weighted Average
                                              Remaining            Weighted
     Range of              Number          Contractual Life        Average
  Exercise Prices       Outstanding           (in years)        Exercise Price
  ---------------       -----------           ----------        --------------
   $0.04 - $1.87         7,890,000                3.9                $0.96
   $2.88 - $3.88           142,999                0.4                $3.39
                         ---------
                         8,032,999
                         =========


The Company adopted a 2000 Stock Option Plan (the "Tigerquote.com Plan") under which shares of common stock of Tigerquote.com are reserved for issuance upon the exercise of the options. The Tigerquote.com Plan is designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors and consultants. All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Tigerquote.com Plan. The Tigerquote.com Plan does not specify the number of shares for which options are available for grant. The stock options may be granted over a period not to exceed 10 years and generally vest as of the date of grant or upon certain goals attained. The Tigerquote.com Plan has no provisions for the exercising of options other than paying the cash exercise price.


A summary of the option activity of the Tigerquote.com Plan for the years ended December 31, 2004 and 2003 is presented below:

                                                          Options Exercisable
                                                          -------------------                          Weighted
                                                                                                        Average
                                   Number             Option Price per Share               Number       Exercise
                                 of Shares          Low          High       Weighted     of Shares       Price
                                 ---------          ---          ----       --------     ---------       -----
Outstanding January 1, 2003       835,000        $ 0.50       $ 0.50        $ 0.50      835,000         $ 0.50
Granted                                -         $   -        $   -         $   -
                                  -------
Outstanding December 31, 2003     835,000        $ 0.50       $ 0.50        $ 0.50      835,000         $ 0.50
Granted                                -         $   -        $   -         $   -
                                  -------
Outstanding December 31, 2004     835,000        $ 0.50       $ 0.50        $ 0.50      835,000         $ 0.50
                                  =======

The  following  table  summarizes  the  information   about  options  under  the
Tigerquote.com Plan outstanding as of December 31, 2004:


                       Options Outstanding and Exercisable
                       -----------------------------------

                                           Weighted Average
                                              Remaining            Weighted
     Range of              Number          Contractual Life        Average
  Exercise Prices       Outstanding           (in years)        Exercise Price
  ---------------       -----------           ----------        --------------
       $0.50              835,000                 5.25                $0.50
                        -----------
                          835,000
                        ===========

As described in Note 2, the Company accounts for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense was recognized in the year ended December 31, 2004 for options granted to employees and directors as the exercise price for the only stock option grant equaled its fair market value at the time of grant. No stock options were granted in 2003 and no compensation expense was recognized for that year. The Company expenses the fair value (as determined as of the grant date) of options and warrants granted to non-employees over the vesting period. Had compensation cost for options granted to employees and directors been determined in accordance with the fair value provisions of SFAS 123, the Company's net income
(loss) and net income (loss) per share would have been as follows:


                                           Year Ended             Year Ended
                                        December 31, 2004      December 31, 2003
                                        -----------------      -----------------

Net income (loss):
As reported                             $ (260,133)            $ (281,528)
Compensation expense (fair value)          (97,233)              (196,116)
                                       ------------           ------------
Pro forma                               $ (357,366)            $ (477,644)
Net income (loss) per share:
Basic
As reported                                $ (0.01)               $ (0.01)
Compensation expense                          0.00                  (0.01)
                                       ------------           ------------
Pro forma                                  $ (0.01)               $ (0.02)
Diluted
As reported                                $ (0.01)               $ (0.01)
Compensation expense                          0.00                  (0.01)
                                       ------------           ------------
Pro forma                                  $ (0.01)               $ (0.02)


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   Option   Pricing  Model  with  the  following   weighted-average
assumptions:

                                       Year Ended                 Year Ended
                                   December 31, 2004          December 31, 2003
                                   -----------------          -----------------
    Dividend yield                       0%                         N/A
    Expected life of option               5                         N/A
    Risk free interest rate             6.5%                        N/A
    Expected volatility                154.5%                       N/A

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value per option granted during the year ended December 31, 2004 was $0.056. There were no options granted in 2003.

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

WARRANTS

A summary of the warrant activity for the years ended December 31, 2004 and 2003 is presented below:

                                                             Warrants Exercisable
                                                             --------------------
                                                                                            Weighted       Weighted
                                                                                            Average        Average
                                      Number                  Warrant Price per Share        Number        Exercise
                                     of Shares          Low          High       Weighted    of Shares       Price
                                    ---------          ---          ----       --------     ---------       -----
Outstanding January 1, 2003           4,393,652        $ 0.75       $ 6.00        $ 1.34    4,393,652       $ 1.34
Cancelled                            (2,000,000)       $ 0.75       $ 1.25        $ 1.00
                                    ------------
Outstanding December 31, 2003         2,393,652        $ 0.75       $ 6.00        $ 1.62    2,393,652       $ 1.62
Cancelled                             -                $    -       $    -        $    -
                                    ------------
Outstanding December 31, 2004         2,393,652        $ 0.75       $ 6.00        $ 1.62    2,393,652       $ 1.62
                                    ============

The following table summarizes the information about warrants outstanding as of December 31, 2004:

                      Warrants Outstanding and Exercisable
                      ------------------------------------

                                             Weighted Average
                                                 Remaining           Weighted
     Range of               Number           Contractual Life         Average
  Exercise Prices        Outstanding            (in years)        Exercise Price
  ---------------        -----------            ----------        --------------
   $0.75 - $1.50         1,614,109                  2.4                $1.03
   $1.75 - $6.00           779,543                  1.0                $2.84
                         -----------
                         2,393,652
                         ===========


No warrants were issued in 2003 or 2004.

OTHER STOCK ISSUANCES

     During the year ended December 31, 2004, the Company issued 2,823,529 shares of Common Stock in conjunction with an amendment approved by the Board of Directors to the employment agreement between the Company and Bradley I. Meier, the Company's President, whereby Mr. Meier elected to receive shares of Common Stock in lieu of $72,000 in accrued salary. The shares were issued to Mr. Meier in a private transaction performed in accordance with the terms of the amendment and pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in April 2004, Sean P. Downes, COO of UPCIC, elected to receive 2,000,000 shares of Common Stock in lieu of a $50,000 bonus. The shares were issued to Mr. Downes in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in the past fiscal year, pursuant to Section 4(2) of the Securities Act of 1933, as amended, Patric Allan, former CEO of Tigerquote.com, was granted 100,000 shares of Common Stock, valued at $10,000, consistent with the terms of his employment with the Company, and Janet Conde, Human Resources Director of UIH, was granted 125,000 shares of Common Stock, valued at $8,750, in recognition of service to the Company. Patric Allan subsequently forfeited the 100,000 shares in connection with the settlement of a dispute with the Company.

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

STOCK GRANTOR TRUST

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust ("SGT") to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2,900,000 shares of Company Common Stock. In exchange, the SGT has delivered $29,000 and a promissory note to the Company for approximately $2,320,000 which together represent the purchase price of the shares. Amounts owed by the SGT to the Company will be repaid by cash received by the SGT, which will result in the SGT releasing shares to satisfy Company obligations for stock options. The consolidated financial statements include the accounts of the SGT.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

As of August 11, 1999, the Company entered into a four-year employment agreement with Bradley I. Meier, the Company's President and Chief Executive Officer, amending and restating the previous employment agreement of May 1, 1997 between the Company and Mr. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year with a 5% annual increase. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier is entitled to a bonus equal to 3% of pretax profits up to $5,000,000 and 4% of pretax profits in excess of $5,000,000. On May 4, 2001, Addendum No. 3 to the employment agreement was approved by the Board of Directors, whereby Mr. Meier was entitled to receive an additional fifteen percent (15%) increase in his base compensation in addition to the cumulative base compensation and increase calculated at the beginning of 2001, retroactive to January 1, 2001; and for each successive year of the term of the employment agreement the base compensation as adjusted by previous increase(s) shall be increased by ten percent (10%). The employment agreement contains non-competition and non-disclosure covenants. In addition, the agreement shall be extended automatically for one year at each anniversary of the date of the agreement up to the fourth year of the agreement, at the option of Mr. Meier. Under the terms of the agreement in 1997, Mr. Meier was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.00 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years. On March 4, 2004, Mr. Meier was granted ten-year stock options to purchase 1,000,000 shares of Common Stock at $0.056 per share, which vested immediately. The exercise price of the options equaled the market price of the Company's Common Stock as of the date of grant. See Note 12 for disclosure regarding stock issuance under this agreement.

LEASE AGREEMENT

The Company leases approximately 7,400 square feet of office space for its corporate headquarters in Miami, Florida under a short-term lease expiring June 30, 2005, which approximates the date when management plans on moving into the Company's new home office building. Rent expense for 2004 was $276,420.

OPERATING LEASE

During 2004, the Company leased certain computer equipment and software under a master equipment lease agreement with Relational Funding, Inc. with an original equipment cost of $204,485. The following is a schedule of future minimum rental payments required under the non-cancelable operating lease as of December 31, 2004:

         2005               $ 74,736
         2006                 74,736
         2007                 37,728
                         ------------
                           $ 187,200
                         ============

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

Universal Management, an outside management company unrelated to the Company, performed various services with respect to UPCIC insurance policies and received fees for performing these services based upon policies written pursuant to an agreement originally executed in 1997. The parties agreed to terminate the agreement effective January 15, 2002. Universal Management communicated to UPCIC that all management services would cease on the date of termination rather than continuing through the life of the policies for which fees were paid on a premiums written basis. As a result, UPCIC ceased remittance of the management fees to Universal Management as of September 1, 2001. On November 6, 2001, UPCIC filed a Complaint against Universal Management in the United States District Court for The Southern District of Florida, Miami Division, alleging breach of contract and demanding specific performance and unspecified damages. On December 28, 2001, Universal Management filed a counterclaim for breach of contract, alleging that it is entitled to fees for policies written from September 2001 through the date of termination. During 2003, the parties settled the matter out of court and a settlement was finalized. Accordingly, the Company has no further liability with respect to the management fees claimed by Universal Management. The terms of the settlement included a cash payment of $250,000 by the Company to Universal Management. This amount was recorded as an expense and paid during the second quarter of 2003.

NOTE 15 - EARNINGS PER SHARE

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income (loss) for the years ended December 31, 2004 and 2003.

Options and warrants totaling 10,317,121 and 9,382,185 were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the years ended December 31, 2004 and 2003, respectively.

                                                               Year Ended                            Year Ended
                                                             December 31, 2004                     December 31, 2003
                                                             -----------------                     -----------------
                                             Loss                                         Loss
                                         Available to                                 Available to
                                            Common                                       Common
                                         Stockholders                    Per Share    Stockholders                    Per Share
                                            Amount          Shares        Amount         Amount          Shares        Amount
                                            ------          ------        ------         ------          ------        ------
Net  income (loss)                       $ (260,133)                                  $ (281,528)
Less: Preferred stock dividends             (49,948)                                     (49,948)
                                         -----------                                  -----------

Income (loss) available
to common stockholders                     (310,081)      30,214,169     $ (0.01)       (331,476)     23,777,515     $ (0.01)
                                                                         ========                                    ========

Effect of dilutive securities:
Stock options and warrants                     -                             -              -                            -
Preferred stock                                -               -             -              -              -             -
                                         -----------      ----------     --------     ----------      ----------     --------

Income (loss) available to common
stockholders and assumed
conversion                               $ (310,081)      30,214,169     $ (0.01)     $ (331,476)     23,777,515     $ (0.01)
                                         ===========      ==========     ========     ==========      ==========     ========


NOTE 16 - SEGMENT INFORMATION

The Company and its subsidiaries operate principally in two business segments consisting of insurance and online commerce. The insurance segment consists primarily of underwriting through UPCIC, managing general agent operations through Universal Risk Advisors, Inc., claims processing through Universal Adjusting Corporation, property inspections through Universal Inspection

Corporation and marketing and distribution through Coastal Homeowners Insurance Specialists, Inc. and Universal Florida Insurance Agency, Inc. The insurance segment sells homeowners insurance and includes substantially all aspects of the insurance, distribution and claims process. The online commerce segment consists of Internet insurance leads generation through Tigerquote.com and commissions on policies placed by Tigerquote.com Insurance Solutions, Inc.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are allocated to business segments. Transactions between reportable segments are accounted for at fair value.

Operating segments that are not individually reportable, based on the extent of the current operations in such segments, are included in the "All Other" category. The "All Other" category currently includes the operations of Universal Insurance Holdings, Inc., Tiger Home Services, Inc. and other entities.


Information regarding components of operations for the year ended December 31, 2004 and 2003 follows:

                                                                           Year ended December 31,
                                                                      2004                           2003
                                                                      ----                           ----
Total revenue
     Insurance segment                                                $17,288,415                     $8,517,817
     Online commerce segment                                            1,732,480                      1,469,532
     Corporate and other                                                  240,142                        367,331
                                                               -------------------            -------------------

              Total operating segments                                 19,261,037                     10,354,680
     Intercompany eliminations                                        (11,262,264)                    (3,874,664)
                                                               -------------------            -------------------

              Total revenues                                           $7,998,773                     $6,480,016
                                                               ===================            ===================


(Loss) earnings before income taxes
     Insurance segment                                                 $1,445,165                     $1,004,583
     Online commerce segment                                             (397,603)                       163,469
     Corporate and other                                               (1,307,695)                    (1,449,580)
                                                               -------------------            -------------------

              Total loss before income taxes                            ($260,133)                     ($281,528)
                                                               ===================            ===================

Information regarding total assets as of December 31, 2004

                                                    December 31,
                                                        2004
                                                        ----

Total assets
       Insurance segment                              $115,113,334
       Online commerce segment                             199,971
       Corporate and other                                 193,405
                                                  -----------------

              Total operating segments                $115,506,710
Intercompany eliminations                               (1,504,742)
                                                  -----------------

              Total assets                            $114,001,968
                                                  =================