Form 10QSB
period 2005-03-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2005-05-16
CIK 891166

7                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2005

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT OF 1934
          For the transition period from ______________ to ______________


                        Commission File Number 000-20848


                       UNIVERSAL INSURANCE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               65-0231984
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                             2875 N.E. 191st Street
                                    Suite 302
                              Miami, Florida 33180
                    (Address of principal executive offices)


                                 (305) 792-4200
                           (Issuer's telephone number)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 35,863,219 shares of common stock as of May 15, 2005.

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

     The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                           $ 4,651,388
Reinsurance recoverables                                             70,920,992
Premiums and other receivables (net of allowance for
  doubtful accounts of $44,500)                                      2,898,640
Investments in real estate                                            2,322,996
Property and equipment, net                                             860,532
Other assets                                                            105,780
                                                                ----------------
Total assets                                                       $ 81,760,328
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                         $ 25,479,436
Unearned premiums                                                    27,373,693
Accounts payable                                                      2,403,748
Reinsurance payable                                                  19,330,834
Other accrued expenses                                                2,349,466
Loans payable                                                           477,029
                                                                ----------------
Total liabilities                                                    77,414,206
                                                                ================


STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
  1,000,000 shares authorized, 138,640 shares issued
  and outstanding, minimum liquidation preference of
  $1,419,700                                                              1,387
Common stock, $.01 par value, 40,000,000 shares
  authorized, 35,003,219 shares issued and 31,894,574
  shares outstanding                                                    271,437
Common stock in treasury, at cost - 208,645 shares                     (101,820)
Additional paid-in capital                                           15,136,462
Accumulated deficit                                                 (10,961,344)
                                                                ----------------
Total stockholders' equity                                            4,346,122
                                                                ----------------

Total liabilities and stockholders' equity                         $ 81,760,328
                                                                ================


    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                 UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                                  Three Months Ended         Three Months Ended
                                                                      March 31,                   March 31,
                                                                        2005                        2004
                                                                        ----                        ----
PREMIUMS EARNED AND OTHER REVENUES:
  Premiums earned, net                                              $ 1,197,562                $   730,228
  Net investment income                                                 206,415                     15,555
  Commission revenue                                                    550,575                    380,028
  Transaction fees                                                      112,734                    684,453
  Other revenue                                                          64,349                    262,104
                                                               -----------------           ----------------

             Total premiums earned and other revenues                 2,131,635                  2,072,368
                                                               -----------------           ----------------

OPERATING COSTS AND EXPENSES
  Losses and loss adjustment expenses                                   162,912                    195,997
  General and administrative expenses                                   967,706                  1,847,706
                                                               -----------------           ----------------
             Total operating costs and expenses                       1,130,618                  2,043,703
                                                               -----------------           ----------------

NET INCOME                                                          $ 1,001,017                $    28,665
                                                               =================           ================

INCOME PER COMMON SHARE:
  Basic                                                             $      0.03                $      0.00
                                                               =================           ================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                                                31,778,000                 27,213,000
                                                               =================           ================

INCOME PER COMMON SHARE
  Diluted                                                           $      0.03                 $     0.00
                                                               =================           ================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                                              32,388,000                 27,881,000
                                                               =================           ================


 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                          4

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                       Three Months Ended    Three Months Ended
                                           March 31,             March 31,
                                             2005                  2004
                                             ----                  ----

NET INCOME                                 $ 1,001,017             $ 28,665

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain on
  available-for-sale securities                  -                   29,492
                                           -----------             --------

COMPREHENSIVE INCOME                       $ 1,001,017             $ 58,157
                                           ===========             ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                  UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


                                                                             Three Months Ended    Three Months Ended
                                                                               March 31, 2005        March 31, 2004
                                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  1,001,017         $    28,665
  Adjustments to reconcile net income
    to cash used in operations:
  Amortization and depreciation                                                       49,473              77,417
  Issuance of common stock as compensation                                            27,999              72,001
  Net accretion of bond premiums and discounts                                           -                    96
Net change in assets and liabilities relating to operating activities:
  Reinsurance recoverables                                                         16,552,391           1,125,622
  Premiums and other receivables                                                  (1,620,129)           (168,989)
  Reinsurance payables                                                            (3,742,096)           (516,318)
  Accounts payable                                                                (1,118,763)            481,734
  Other accrued expenses                                                             738,224              14,829
  Unpaid losses and loss adjustment expenses                                     (32,392,516)         (1,018,510)
  Unearned premiums                                                                3,483,832            (609,143)
  Other assets                                                                       110,709            (130,726)
                                                                               --------------       -------------

Net cash used in operating activities                                            (16,909,859)           (643,322)
                                                                               --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               -                   193,767
  Purchase of real estate                                                           (642,995)                -
                                                                               --------------       -------------
  Net cash (used in) provided by investing activities                               (642,995)            193,767
                                                                               --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                                           (12,486)            (12,489)
  Repayments of loans payable                                                       (226,851)           (112,530)
                                                                               --------------       -------------

Net cash used in financing activities                                               (239,337)           (125,019)
                                                                               --------------       -------------

NET DECREASE  IN CASH AND CASH                                                   (17,792,191)           (574,574)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of period                                    22,443,579           8,011,278
                                                                               --------------       -------------

CASH AND CASH EQUIVALENTS, End of period                                        $  4,651,388         $ 7,436,704
                                                                               --------------       -------------


   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                          6

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

The condensed consolidated balance sheet of the Company as of March 31, 2005, the related condensed consolidated statements of operations and comprehensive operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The interim financial statements reflect all adjustments (consisting primarily of normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF-BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first three months of 2005.

NEW ACCOUNTING PRONOUNCEMENTS. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This Statement, which is effective for years ending after December 15, 2002, amends Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO
EMPLOYEES, and related interpretations. However, the enhanced disclosure provisions as defined by SFAS No. 148 which became effective in the first quarter of 2003 have been implemented. In December 2004, the FASB issued SFAS

No. 123 (revised 2004) ("SFAS No. 123R") SHARE-BASED PAYMENT, which replaces SFAS. No. 123 and supersedes APB No. 25. As a result of SFAS No. 123R, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations beginning in the first quarter of 2006. The Company is currently assessing the impact that the adoption of SFAS No. 123R will have on the consolidated results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Management has reassessed the critical accounting policies as disclosed in our 2004 Annual Report to Stockholders on Form 10-KSB and determined that no changes, additions or deletions are needed to the policies as disclosed. Also there were no significant changes in our estimates associated with those policies.

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

Management continues to take action to improve and strengthen UPCIC's financial condition. Premium rate increases have been implemented. UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. The Company achieved more favorable ceding commission terms on its quota share reinsurance program effective June 1, 2004. UPCIC was also able to obtain a less expensive catastrophic reinsurance program for 2004 - 2005.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At March 31, 2005, the Company had unearned premiums totaling $27,373,693.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 2005, deferred policy acquisition costs amounted to $0 due to the effect of deferred reinsurance commissions.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful, typically after 90 days past due. No allowance is deemed necessary at March 31, 2005.

Loss and loss adjustment expenses ("LAE"), less related reinsurance, are provided for as claims are incurred. The provision for unpaid loss and loss adjustment expenses includes: (1) the accumulation of individual case estimates for loss and LAE reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience. The Company's direct loss ratio has decreased from the prior year due to lower frequency and severity of claims. In addition, during the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimated it incurred approximately $148,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance for the year ended December 31, 2004.

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

CORPORATE AND OTHER OPERATIONS

Operating segments that are not individually reportable based on the current operations in such segments, are included in Corporate and Other. The segment currently includes the operations of Universal Insurance Holdings, Inc., Tiger Home Services, Inc. and other entities. During 2001, the Company formed Tiger Home Services, Inc., which furnishes pool services to homeowners. The services are currently offered to commercial and residential customers in certain areas in the state of Florida. During the third quarter of 2004, the Company sold the landscaping division.

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of March 31, 2005 was approximately $7.2 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2004, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, UPCIC cedes 80% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 31% of ceded gross written premium. In addition, the quota share treaty has a limitation for any one occurrence of $2,000,000. Effective June 1, 2004, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $5,200,000 aggregate limit applies to the term of the contract. Effective June 1, 2004, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 each property loss. A $2,100,000 aggregate limit applies to the term of the contract.

Effective June 1, 2004, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $22,200,000 in excess of $2,000,000 covering certain loss occurrences including hurricanes. The contract contains one reinstatement.

Under separate excess catastrophe contracts, UPCIC obtained catastrophe coverage of $22,200,000 in excess of $2,000,000 covering third and fourth events and catastrophe coverage of $15,500,000 in excess of $2,000,000 covering fifth and sixth events. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund. The coverage is for $59,468,708 in excess of $17,812,228.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                           Three Months Ended                                   Three Months Ended
                             March 31, 2005                                       March 31, 2004
                             --------------                                       --------------

                                                   Loss                                            Loss
                                                   and Loss                                        and Loss
                Premiums         Premiums          Adjustment      Premiums         Premiums       Adjustment
                Written          Earned            Expenses        Written          Earned         Expenses
                -------          ------            --------        -------          ------         --------
Direct          $13,781,499      $10,254,796       $692,266        $6,965,205       $7,574,347     $1,213,779
Ceded           (11,279,459)      (9,057,234)      (529,354)       (6,323,515)      (6,844,119)    (1,017,782)
                ------------      -----------      ---------       -----------      -----------    -----------
Net              $2,502,040       $1,197,562       $162,912          $641,690         $730,228       $195,997
                 ==========       ==========       ========          ========         ========       ========


Other Amounts:
                                                                  March 31, 2005
                                                                  --------------

Reinsurance recoverable on paid and unpaid losses
  and loss adjustment expenses                                     $  36,316,650
Unearned premiums ceded                                               22,649,740
Other reinsurance receivable                                          11,954,602
                                                                   -------------
Reinsurance recoverable                                            $  70,920,992
                                                                   =============

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at March 31, 2005. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes only ceding risks to reinsurers whom it considers to be financially sound combined with distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers. In addition, UPCIC does not have any unauthorized reinsurers which have recoverable balances that are not secured by a letter of credit or that have ceded balances payable that are greater than the amount of the recoverable.

NOTE 4 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the three month periods ended March 31, 2005 and March 31, 2004, respectively, follows:

                                                   Three Months Ended
                                           March 31, 2005      March 31, 2004
                                           --------------      --------------

Basic EPS                                    31,778,000          27,213,000
Effect of assumed conversion of
  common stock equivalents                      610,000             668,000
                                             ----------          ----------
Diluted EPS                                  32,388,000          27,881,000

Options and warrants to purchase approximately 10,403,000 and 9,226,000 shares of common stock were outstanding during the three months ended March 31, 2005 and March 31, 2004, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

NOTE 5 - STOCK BASED COMPENSATION

Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense was included in the determination of net income for the three months ended March 31, 2005 and March 31, 2004. Had compensation cost for stock options been recognized based on the fair value at the grant dates for the options, consistent with the provisions of SFAS No. 123, net income and earnings per share would have been as indicated in the table below.


                                              Three Months Ended
                                    March 31, 2005        March 31, 2004
                                    --------------        --------------

Net  income:
  As reported                         $ 1,001,017            $ 28,665
  Compensation expense                    (13,520)            (24,895)
                                      ------------           ---------
  Pro forma                               987,497               3,770

Net income per share:
Basic
  As reported                              $0.03                $0.00
  Compensation expense                      0.00                 0.00
                                      ------------           ---------
  Pro forma                                $0.03                $0.00

Diluted
  As reported                              $0.03                 0.00
  Compensation expense                      0.00                 0.00
                                      ------------           ---------
  Pro forma                                $0.03                $0.00

For the purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants during the three months ended March 31, 2005.

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

Information regarding components of operations for the three months ended March 31, 2005 follows:

                                                                Three months ended March 31,

                                                            2005                           2004
                                                            ----                           ----
Total revenue
  Insurance segment                                       $5,788,583                     $2,080,023
  Online commerce segment                                    113,419                        721,839
  Corporate and other                                         33,249                        106,996
                                                      ------------------            -------------------

              Total operating segments                     5,935,251                      2,908,858
  Intercompany eliminations                               (3,803,616)                      (836,490)
                                                      ------------------            -------------------

              Total revenues                              $2,131,635                     $2,072,368
                                                      ==================            ===================


Earnings (loss) before income taxes
  Insurance segment                                       $1,481,161                       $232,514
  Online commerce segment                                    (43,309)                       267,435
  Corporate and other                                       (436,835)                      (471,284)
                                                      ------------------            -------------------

              Total earnings before income taxes          $1,001,017                        $28,665
                                                      ==================            ===================

Information regarding total assets as of March 31, 2005 and March 31, 2004:

                                          March 31,2005            March 31,2004
                                          -------------            -------------

Total assets
  Insurance segment                         $94,262,059             $41,725,560
  Online commerce segment                     1,849,964               1,609,289
  Corporate and other                        25,775,278              22,585,726
                                           -------------            ------------

              Total operating segments     $121,887,301             $65,920,575
Intercompany eliminations                   (40,126,973)            (32,327,355)
                                           -------------            ------------

              Total assets                  $81,760,328             $33,593,220
                                           =============            ============

NOTE 7 - RELATED PARTY TRANSACTIONS

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO of UPCIC. During the three months ended March 31, 2005 and 2004, the Company paid claims adjusting fees of $85,140 and $43,592, respectively, to Dennis Downes and Associates.

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

     The Company has formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet.
Tigerquote.com Insurance & Financial Services Group, Inc. is an Internet insurance lead generating network, and Tigerquote.com Insurance Solutions, Inc., is a network of Internet insurance agencies. At March 31, 2005, agencies have been established in 21 states, none of which are currently active. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

     The Company has also formed Tiger Home Services, Inc., which furnishes pool services to homeowners. The services are currently offered to residential customers in certain areas in the state of Florida. During the third quarter of 2004, the Company sold the landscaping division.

FINANCIAL CONDITION

     Cash and cash equivalents at March 31, 2005 aggregated $4,651,388. The source of liquidity for possible claims payments consists of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

     UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At March 31, 2005, UPCIC's investments were comprised of $4,651,388 in cash and repurchase agreements and $2,332,996 in real estate consisting of a building purchased by UPCIC that the Company plans to use as its home office when construction is completed in June 2005.

     Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 20% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In 1998 the Company began to solicit business actively in the open market in an effort to further grow its insurance operations. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 57,000 homeowners and dwelling fire insurance policies.

     The Company, as noted above, diversified its operations by establishing online commerce and other ancillary operations. However, the Company is currently contemplating the sale of the online commerce division in order to further focus on the core property and casualty insurance business.



RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 VERSUS THREE MONTHS ENDED MARCH 31, 2004

     Gross premiums written increased 97.9% to $13,781,499 for the three-month period ended March 31, 2005 from $6,965,205 for the three-month period ended March 31, 2004. The increase in gross premiums written is primarily attributable to an approximate 90.1% increase in new business as well as an overall 7.8 % premium rate increase. The increase in new business is partially attributable to the recent windstorm catastrophes providing an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business.

     Net premiums earned increased 64.0% to $1,197,562 for the three-month period ended March 31, 2005 from $730,228 for the three-month period ended March 31, 2004. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2004.

     Investment income increased 1,227.0% to $206,415 for the three-month period ended March 31, 2005 from $15,555 for the three-month period ended March 31, 2004. The increase is primarily due to higher investment balances that resulted from advances from reinsurers and a higher interest rate environment during the three months ended March 31, 2005.

     Transaction fee revenue decreased 83.5% to $112,734 for the three-month period ended March 31, 2005 from $684,453 for the three-month period ended March 31, 2004. The decrease is primarily due to decreased sales of on-line insurance leads to insurance agents.

     Other revenue decreased 82.2% to $64,349 for the three-month period ended March 31, 2005 from $362,104 for the three-month period ended March 31, 2004. The decrease is primarily attributable to less activity in the direct sales and service operations during the three months ended March 31, 2005.

     Commission income increased 44.9% to $550,575 for the three-month period ended March 31, 2005 from $380,028 for the three-month period ended March 31, 2004. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations on new policies.

     Net losses and loss adjustment expense ("LAE") incurred decreased 16.9% to $162,912 for the three-month period ended March 31, 2005 from $195,997 for the three-month period ended March 31, 2004. Losses and LAE incurred decreased due to lower frequency and severity of claims in 2005. The Company's direct loss ratio for the three-month period ended March 31, 2005 was 6.8% compared to 16.0% for the three-month period ended March 31, 2004. Losses and LAE are influenced by loss severity and frequency. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims in the three months ended March 31, 2005. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

     Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimated for the year ended December 31, 2004 it incurred approximately $148,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance. UPCIC currently reports only 235 open claims out of nearly 10,000 reported from the four hurricanes. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

     General and administrative expenses decreased 47.6% to $967,706 for the three-month period ended March 31, 2005 from $1,847,706 for the three-month period ended March 31, 2004. General and administrative expenses decreased primarily due to higher ceding commissions on premiums ceded to reinsurers. This is primarily a result of an increase in the dollar amount of ceded premiums written to quota share reinsurers related to the increase in direct premiums written.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's   primary  sources  of  cash  flow  are  premium   revenues,
commissions, policy fees, investment income and reinsurance recoverables and short-term loans.

     For the three-month period ended March 31, 2005, cash flows used by operating activities were $16,909,859. Cash flows were negative in the three-month period ended March 31, 2005 primarily due to cash received in the fourth quarter of 2004 from reinsurers in advance of catastrophe claim payments to policyholders resulting from Hurricanes Charley, Frances, Ivan and Jeanne that hit Florida in the third quarter of 2004 which were settled in three-month period ended March 31, 2005. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of cash and readily marketable securities.

     In July 2004, the Company borrowed monies from three private investors in the amounts of $175,000, $150,000 and $100,000 for working capital. The terms of the notes evidencing such loans require interest payments at a rate of 10% through January 2005 with equal monthly payments of principal plus interest thereafter until January 2006, the maturity date of the notes. In conjunction with the loans, the Company plans to issue to the private investors warrants to purchase 175,000, 150,000 and 100,000 shares of restricted Common Stock each at an exercise price of $.05 per share, and each expiring in July 2009. These transactions were approved by the Company's Board of Directors.

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

     The balance of cash and cash equivalents at March 31, 2005 is $4,651,388. Most of this amount is available to pay claims in the event of catastrophic events pending reimbursement for any aggregate amount in excess of $400,000 per event up to approximately the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

     Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of March 31, 2005. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

     The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the OIR Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus (deficit) at December 31, 2004 was $(4,787,758).

     The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2004, based on calculations using the appropriate NAIC RBC formula, the Company's reported total adjusted capital was in excess of the requirements.

OFF-BALANCE SHEET ARRANGEMENTS

     There were no off-balance sheet arrangements during the first three months of 2005.

Item 3.  Controls and Procedures
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


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
------   -----------------

     The Company did not have any reportable legal proceedings during the three months ending March 31, 2005. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
------   -----------------------------------------------------------

     In January 2005,  the Company issued 444,444 shares of Common Stock to Sean
P. Downes, COO of UPCIC, pursuant to Mr. Downes election to receive such shares in lieu of $10,000 in salary. The shares were issued to Mr. Downes in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in January 2005, pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company issued to James M. Lynch, CFO of the Company, 50,000 shares of Common Stock in recognition of service to the Company.

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


                                       UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  May 16, 2005                    /s/ Bradley I. Meier
                                       -----------------------------------------
                                       Bradley I. Meier, Chief Executive Officer

                                       /s/ James M. Lynch
                                       -----------------------------------------
                                       James M. Lynch, Chief Financial Officer