Form 10QSB
period 2005-06-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2005-08-15
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2005

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to ______________


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


                            1110 W. Commercial Blvd.
                                    Suite 100
                         Fort Lauderdale, Florida 33309
                    (Address of principal executive offices)


                                 (954) 958-1200
                           (Issuer's telephone number)


                             2875 N.E. 191st Street
                                    Suite 302
                                 Miami, FL 33180
                                (former address)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 36,463,219 shares of common stock as of August 15, 2005.

     Transitional Small Business Disclosure Format Yes    No X
                                                       ---  ---

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                       ----------------------------------

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
-------   --------------------

     The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.


               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                     ASSETS
Cash and cash equivalents                                                       $    15,911,982
Reinsurance recoverables                                                             49,895,348
Premiums and other receivables
  (net of allowance for doubtful accounts of $46,500)                                 3,638,913
Investments in real estate                                                            3,047,032
Property and equipment, net                                                             919,148
Other assets                                                                             53,583
                                                                                ---------------
Total assets                                                                    $    73,466,006
                                                                                ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses                                      $    13,353,358
Unearned premiums                                                                    34,467,639
Accounts payable                                                                      2,445,553
Reinsurance payable                                                                  14,926,427
Other accrued expenses                                                                2,506,964
Loans payable                                                                         1,378,076
                                                                                ---------------
Total liabilities                                                                    69,078,017
                                                                                ---------------





STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum liquidation
  preference of $1,419,700                                                                1,387
Common stock, $.01 par value, 40,000,000 shares authorized, 36,463,219
  shares issued and 33,354,574 shares outstanding                                       286,037
Common stock in treasury, at cost - 208,645 shares                                     (101,819)
Additional paid-in capital                                                           15,158,362
Accumulated deficit                                                                 (10,955,978)
                                                                                ---------------
Total stockholders' equity                                                            4,387,989
                                                                                ---------------
Total liabilities and stockholders' equity                                      $    73,466,006
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




                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                      Six Months Ended                     Three Months Ended
                                                June 30,             June 30,           June 30,            June 30,
                                                  2005                2004               2005                2004
                                                  ----                ----               ----                ----
PREMIUMS EARNED AND OTHER REVENUES:
   Premium income, net                           $ 3,975,060        $ 2,123,058        $ 2,777,498        $ 1,392,830
   Net investment income                             326,570             39,819            120,155             24,264
   Commission revenue                              1,136,394            748,615            585,819            368,587
   Transaction fees                                  160,151          1,188,231             47,417            503,778
   Other revenue                                      91,987            407,741             27,638            145,637
                                                 -----------        -----------        -----------        -----------
       Total revenues                              5,690,162          4,507,464          3,558,527          2,435,096
                                                 -----------        -----------        -----------        -----------

OPERATING COSTS AND EXPENSES
   Losses and loss adjustment expenses               445,415            540,464            282,503            344,467
   General and administrative expenses             4,225,875          3,800,319          3,258,169          1,952,613
                                                 -----------        -----------        -----------        -----------
       Total operating costs and expenses          4,671,290          4,340,783          3,540,672          2,297,080
                                                 -----------        -----------        -----------        -----------

NET INCOME                                       $ 1,018,872        $   166,681        $    17,855        $   138,016
                                                 ===========        ===========        ===========        ===========

INCOME  PER COMMON SHARE:

   Basic                                         $      0.03        $      0.01        $      0.00        $      0.00
                                                 ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                            32,808,000         30,214,000         32,720,000         31,129,000
                                                 ===========        ===========        ===========        ===========

INCOME  PER COMMON SHARE

   Diluted                                       $      0.03        $      0.01        $      0.00        $      0.00
                                                 ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                          33,456,000         30,929,000         33,406,000         31,890,000
                                                 ===========        ===========        ===========        ===========



          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                 4



                               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (Unaudited)



                                              Six Months Ended                  Three Months Ended
                                          June 30,         June 30,         June 30,          June 30,
                                            2005             2004             2005              2004
                                         ----------       ----------       ----------        ----------
NET INCOME                               $1,018,872       $  166,681       $   17,855        $  138,016

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain on
available-for-sale securities                   -             26,657              -              (3,835)
                                        -----------      -----------      -----------       -----------
COMPREHENSIVE INCOME                     $1,018,872       $  193,338       $   17,855        $  134,181
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

                                                        5


                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)



                                                                                Six Months Ended     Six Months Ended
                                                                                   June 30, 2005       June 30, 2004
                                                                                   -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $   1,018,872        $     166,681
   Adjustments to reconcile net income
       to cash provided by operations:
   Amortization and depreciation                                                          66,126              188,352
   Gain on dispoal of assets                                                                   -              (19,325)
   Issuance of common stock as compensation                                               64,500              140,749
Net change in assets and liabilities relating to operating activities:
   Prepaid reinsurance premiums and reinsurance recoverables                          37,578,035            2,745,055
   Premiums and other receivables                                                     (2,360,402)            (132,660)
   Reinsurance payables                                                               (8,146,502)             576,740
   Accounts payable                                                                   (1,076,958)             (18,459)
   Other accrued expenses                                                                895,721               75,069
   Unpaid losses and loss adjustment expenses                                        (44,518,594)          (1,671,029)
   Unearned premiums                                                                  10,577,778              774,687
   Other assets                                                                          162,906              (79,260)
                                                                                   =============        =============
Net cash (used in) provided by operating activities                                   (5,738,518)           2,746,600
                                                                                   -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures                                                              (75,269)             178,378
   Proceeds from sale of equity securities available for sale                                  -              194,976
   Purchase of real estate                                                            (1,367,031)             (58,468)
   Sale of real estate                                                                         -               55,243
                                                                                   -------------        -------------
Net cash (used in) provided by investing activities                                   (1,442,300)             370,129
                                                                                   -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividend                                                              (24,975)             (24,978)
   Repayments of loans payable                                                          (367,182)            (257,833)
   Proceeds from loans payable                                                         1,041,378               22,752
                                                                                   -------------        -------------
Net cash provided by (used in) financing activities                                      649,221             (260,059)
                                                                                   -------------        -------------

NET (DECREASE) INCREASE IN CASH AND CASH                                              (6,531,597)           2,856,670
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of period                                        22,443,579            8,011,278
                                                                                   -------------        -------------

CASH AND CASH EQUIVALENTS, End of period                                           $  15,911,982        $  10,867,948
                                                                                   =============        =============




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                        6

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 --   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES


The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC") and other wholly owned entities and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet of the Company as of June 30, 2005, the related condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The interim financial statements reflect all adjustments (consisting primarily of normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF -BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first six months of 2005.

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

Management continues to take action to improve and strengthen UPCIC's financial condition. Premium rate increases have been implemented. UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. The Company achieved favorable ceding commission terms on its quota share reinsurance program effective June 1, 2005.

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

NOTE 2 --   RESULTS OF OPERATIONS

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At June 30, 2005, the Company had unearned premiums totaling $34,467,639.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At June 30, 2005, deferred policy acquisition costs amounted to $0 due to the effect of deferred reinsurance commissions.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful, typically after 90 days past due. No allowance is deemed necessary at June 30, 2005.

Loss and loss adjustment expenses ("LAE"), less related reinsurance, are provided for as claims are incurred. The provision for unpaid loss and loss adjustment expenses includes: (1) the accumulation of individual case estimates for loss and LAE reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience. The Company's net loss ratio has decreased from the prior year due to lower frequency and severity of claims. In addition, during the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimated it incurred approximately $148,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance for the year ended December 31, 2004.

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

CORPORATE AND OTHER OPERATIONS

Operating segments that are not individually reportable based on the current operations in such segments, are included in Corporate and Other. The segment currently includes the operations of Universal Insurance Holdings, Inc., Tiger Home Services, Inc. and other entities. During 2001, the Company formed Tiger Home Services, Inc., which furnishes pool services to homeowners. The services are offered to commercial and residential customers in certain areas in the state of Florida. During the third quarter of 2004, the Company sold the landscaping division. During the second quarter of 2005, the Company sold the pool division.

NOTE 3 --   REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of June 30, 2005 was approximately $8.7 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

Effective June 1, 2005, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, UPCIC cedes 55% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 31% of ceded gross written premium. In addition, the quota share treaty has a limitation for any one occurrence of $3,000,000. Effective June 1, 2005, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $5,200,000 aggregate limit applies to the term of the contract. Effective June 1, 2005, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 each property loss. A $2,100,000 aggregate limit applies to the term of the contract.

Effective June 1, 2005, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $46,000,000 in excess of $3,000,000 covering certain loss occurrences including hurricanes. The contract contains one reinstatement. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund. The approximate coverage is estimated to be for $86,700,000 in excess of $25,700,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                 Six Months Ended                                                            Six Months Ended
                   June 30, 2005                                                              June 30, 2004
       --------------------------------------                         -----------------------------------------------------------
                                                   Loss and Loss                                                   Loss and Loss
           Premiums              Premiums            Adjustment           Premiums             Premiums              Adjustment
            Written               Earned              Expenses             Written              Earned                Espenses
            -------               ------              --------             -------              ------                --------
Direct   $34,474,916           $23,955,222          $12,763,557          $16,067,173           $15,292,485            $3,057,306
Ceded    (20,882,915)          (19,980,162)         (12,318,143)         (12,355,714)          (13,169,427)           (2,516,842)
       ------------------    ----------------      ---------------     ---------------     ------------------    -----------------
Net      $13,592,001            $3,975,060             $445,415           $3,711,459            $2,123,058              $540,464
       ==================    ================      ===============     ===============     ==================    =================



                Three Months Ended                                                           Three Months Ended
                   June 30, 2005                                                               June 30, 2004
       --------------------------------------                          -----------------------------------------------------------
                                                    Loss and Loss                                                   Loss and Loss
           Premiums              Premiums             Adjustment           Premiums             Premiums              Adjustment
            Written               Earned               Expenses             Written              Earned                Espenses
            -------               ------               --------             -------              ------                --------
Direct   $20,693,417           $13,700,426          $12,071,291           $9,101,968            $7,718,138            $1,843,527
Ceded     (9,603,456)          (10,922,928)         (11,788,789)          (6,032,199)           (6,325,308)           (1,499,060)
       ------------------    ----------------      ---------------     ---------------     ------------------    -----------------
Net      $11,089,961            $2,777,498             $282,502           $3,069,769            $1,392,830              $344,467
       ==================    ================      ===============     ===============     ==================    =================


OTHER AMOUNTS:

                                                               June 30, 2005
                                                               -------------
Reinsurance recoverable on paid and unpaid losses and
   loss adjustment expenses                                  $   18,927,803
Unearned premiums ceded                                          21,330,264
Other reinsurance receivable                                      9,637,281
                                                                -----------
Reinsurance recoverable                                      $   49,895,348


     UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at June 30, 2005. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes only ceding risks to reinsurers whom it considers to be financially sound combined with distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers. In addition, UPCIC does not have any unauthorized reinsurers which have recoverable balances that are not secured by a letter of credit or that have ceded balances payable that are greater than the amount of the recoverable.

NOTE 4 --   EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the six month periods ended June 30, 2005 and June 30, 2004, respectively, follows:

                                                     Six Months Ended
                                                 June 30, 2005    June 30, 2004
                                                 -------------    --------------

Basic EPS                                           32,808,000       30,214,000
Effect of assumed conversion of common stock           648,000          715,000
   equivalents                                   -------------    --------------
Diluted EPS                                         33,456,000       30,929,000


Options and warrants to purchase approximately 11,148,000 and 10,280,000 shares of common stock were outstanding during the six months ended June 30, 2005 and June 30, 2004, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.


                                                        Three Months Ended
                                                 June 30, 2005     June 30, 2004
                                                 -------------     -------------

Basic EPS                                           32,720,000        31,129,000
Effect of assumed conversion of common stock           686,000           761,000
   equivalents                                   -------------     -------------
Diluted EPS                                         33,406,000        31,890,000


Options and warrants to purchase approximately 11,111,000 and 10,233,000 shares of common stock were outstanding during the three months ended June 30, 2005 and June 30, 2004, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

NOTE 5 --   STOCK BASED COMPENSATION

Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was included in the determination of net income for the six months ended June 30, 2005 and June 30, 2004. Had compensation cost for stock options been recognized based on the fair value at the grant dates for the options, consistent with the provisions of SFAS No. 123, net income and earnings per share would have been as indicated in the table below.

                                        Six Months Ended
                                June 30, 2005       June 30, 2004

Net income:
      As reported               $   1,018,872       $     166,681
      Compensation expense            (19,938)            (50,977)
                                -------------       -------------
      Pro forma                       998,934             115,704

Net income per share:
Basic
      As reported               $        0.03       $        0.01
      Compensation expense               0.00                0.00
                                -------------       -------------
      Pro forma                 $        0.03       $        0.01

Diluted
      As reported               $        0.03       $        0.01
      Compensation expense               0.00                0.00
                                -------------       -------------
      Pro forma                 $        0.03       $        0.01



                                       Three Months Ended
                               June 30, 2005        June 30, 2004

Net income:
      As reported               $      17,855       $     138,016
      Compensation expense             (6,418)            (26,090)
                                -------------       -------------
      Pro forma                        11,437             111,926

Net income per share:
Basic
     As reported                $        0.00       $        0.00
     Compensation expense                0.00                0.00
                                -------------       -------------
     Pro forma                  $        0.00       $        0.00

Diluted
     As reported                $        0.00       $        0.00
     Compensation expense                0.00                0.00
                                -------------       -------------
     Pro forma                  $        0.00       $        0.00

For the purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants during the six months ended June 30, 2005.

NOTE 6 --   SEGMENT INFORMATION

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

Information regarding components of operations for the three months and six months ended June 30, 2005 and 2004 follows:

                                                     Six months ended June 30,
                                                       2005           2004
                                                       ----           ----


Total revenue
   Insurance segment                                 $13,527,351     $5,120,998
   Online commerce segment                               161,014      1,245,886
   Corporate and other                                    52,375        199,899
                                                  ---------------   ------------

        Total operating segments                      13,740,740      6,566,783
   Intercompany eliminations                          (8,050,578)    (2,059,319)
                                                  ---------------   ------------

        Total revenues                                $5,690,162     $4,507,464
                                                  ==============   =============


Earnings (loss) before income taxes
   Insurance segment                                  $1,849,962       $954,910
   Online commerce segment                               (94,361)        76,204
   Corporate and other                                  (736,729)      (864,433)
                                                  ---------------   ------------

        Total earnings before income taxes            $1,018,872       $166,681
                                                  ===============   ============

                                                     Three months ended June 30,
                                                     2005                  2004
                                                     ----                  ----

Total revenue
   Insurance segment                              $   7,738,768    $  3,040,975
   Online commerce segment                               47,595         524,047
   Corporate and other                                   19,126          92,903
                                                  -------------    ------------

       Total operating segments                       7,805,489       3,657,925
   Intercompany eliminations                         (4,246,962)     (1,222,829)
                                                  -------------    ------------

       Total revenues                             $   3,558,527    $  2,435,096
                                                  =============    ============


Earnings (loss) before income taxes
   Insurance segment                              $     368,801    $    722,396
   Online commerce segment                              (51,052)       (191,231)
   Corporate and other                                 (299,894)       (393,149)
                                                  -------------    ------------

       Total earnings before income taxes         $      17,855    $    138,016
                                                  =============    ============

Information regarding total assets as of June 30, 2005 and June 30, 2004:


                                                  June 30, 2005   June 30, 2004
                                                  -------------    ------------

Total assets
   Insurance segment                              $  87,266,271    $ 43,655,525
   Online commerce segment                            1,846,045       1,623,968
   Corporate and other                               27,701,350      22,289,715
                                                  -------------    ------------

       Total operating segments                   $ 116,813,666    $ 67,569,208
Intercompany eliminations                           (43,347,660)    (32,523,677)
                                                  -------------    ------------

       Total assets                               $  73,466,006    $ 35,045,531
                                                  =============    ============



NOTE 7 -- RELATED PARTY TRANSACTIONS

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO of UPCIC. During the six months ended June 30, 2005 and 2004, the Company paid claims adjusting fees of $375,343 and $60,706 respectively, to Dennis Downes and Associates.

Item 2.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

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

     The Company has formed subsidiaries that specialize, or will specialize, in selling insurance and generating insurance leads via the Internet.
Tigerquote.com Insurance & Financial Services Group, Inc. is an Internet insurance lead generating network, and Tigerquote.com Insurance Solutions, Inc., is a network of Internet insurance agencies. At June 30, 2005, agencies have been established in 21 states, none of which are currently active. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

     The Company has also formed Tiger Home Services, Inc., which furnishes pool services to homeowners. The services are currently offered to residential customers in certain areas in the state of Florida. During the third quarter of 2004, the Company sold the landscaping division. During the second quarter of 2005, the Company sold the pool division.

FINANCIAL CONDITION

     Cash and cash equivalents at June 30, 2005 aggregated $15,911,982. The source of liquidity for possible claims payments consists of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

     UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At June 30, 2005, the Company's investments were comprised of $15,911,982 in cash and repurchase agreements and $3,047,032 in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office.

     Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 20% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In 1998 the Company began to solicit business actively in the open market in an effort to further grow its insurance operations. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 68,000 homeowners and dwelling fire insurance policies.

     The Company, as noted above, diversified its operations by establishing online commerce and other ancillary operations. However, the Company is currently contemplating the sale of the online commerce division in order to further focus on the core property and casualty insurance business.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 VERSUS SIX MONTHS ENDED JUNE 30, 2004

     Gross premiums written increased 114.6% to $34,474,916 for the six-month period ended June 30, 2005 from $16,067,173 for the six-month period ended June 30, 2004. The increase in gross premiums written is primarily attributable to an approximate 106.8% increase in new business as well as an overall 7.8 % premium rate increase. The increase in new business is partially attributable to the recent windstorm catastrophes providing an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business.

     Net premiums earned increased 87.2% to $3,975,060 for the six-month period ended June 30, 2005 from $2,123,058 for the six-month period ended June 30, 2004. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2005.

     Investment income increased 720.1% to $326,570 for the six-month period ended June 30, 2005 from $39,819 for the six-month period ended June 30, 2004. The increase is primarily due to higher investment balances that resulted from advances from reinsurers and a higher interest rate environment during the six months ended June 30, 2005.

     Transaction fee revenue decreased 86.5% to $160,151 for the six-month period ended June 30, 2005 from $1,188,231 for the six-month period ended June 30, 2004. The decrease is primarily due to decreased sales of on-line insurance leads to insurance agents.

     Other revenue decreased 77.4% to $91,987 for the six-month period ended June 30, 2005 from $407,741 for the six-month period ended June 30, 2004. The decrease is primarily attributable to less activity in the direct sales and service operations during the six-month ended June 30, 2005.

     Commission income increased 51.8% to $1,136,394 for the six-month period ended June 30, 2005 from $748,615 for the six-month period ended June 30, 2004. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations on new policies.

     Net losses and loss adjustment expense ("LAE") incurred decreased 17.6% to $445,415 for the six-month period ended June 30, 2005 from $540,464 for the six-month period ended June 30, 2004. Losses and LAE incurred decreased due to lower frequency and severity of claims in 2005. The Company's net loss ratio for the six-month period ended June 30, 2005 was 11.2% compared to 25.50% for the six-month period ended June 30, 2004. Losses and LAE are influenced by loss severity and frequency. The Company's net loss ratio decreased principally due to the lower frequency and severity of claims in the six-month period ended June 30, 2005. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

     Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimated for the year ended December 31, 2004 it incurred approximately $148,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance. UPCIC currently reports only 191 open claims out of nearly 10,000 reported from the four hurricanes. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

     General and administrative expenses increased 11.2% to $4,225,875 for the six-month period ended June 30, 2005 from $3,800,319 for the six-month period ended June 30, 2004. General and administrative expenses increased primarily due to lower ceding commissions on premiums ceded to reinsurers. This is primarily a result of a decrease in the dollar amount of ceded premiums written to quota share reinsurers related to the increase in direct premiums written.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004

     Gross premiums written increased 127.4% to $20,693,417 for the three-month period ended June 30, 2005 from $9,101,968 for the three-month period ended June 30, 2004. The increase in gross premiums written is primarily attributable to an approximate 119.6% increase in new business as well as an overall 7.8 % premium rate increase. The increase in new business is partially attributable to the recent windstorm catastrophes providing an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business.

     Net premiums earned increased 99.4% to $2,777,498 for the three-month period ended June 30, 2005 from $1,392,830 for the three-month period ended June 30, 2004. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2005.

     Investment income increased 395.2% to $120,155 for the three-month period ended June 30, 2005 from $24,264 for the three-month period ended June 30, 2004. The increase is primarily due to higher investment balances that resulted from advances from reinsurers and a higher interest rate environment during the three months ended June 30, 2005.

     Transaction fee revenue decreased 90.6% to $47,417 for the three-month period ended June 30, 2005 from $503,778 for the three-month period ended June 30, 2004. The decrease is primarily due to decreased sales of on-line insurance leads to insurance agents.

     Other revenue decreased 81.0% to $27,638 for the three-month period ended June 30, 2005 from $145,637 for the three-month period ended June 30, 2004. The decrease is primarily attributable to less activity in the direct sales and service operations during the three months ended June 30, 2005.

     Commission income increased 58.9% to $585,819 for the three-month period ended June 30, 2005 from $368,587 for the three-month period ended June 30, 2004. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations on new policies.

     Net losses and loss adjustment expense ("LAE") incurred decreased 18.0% to $282,503 for the three-month period ended June 30, 2005 from $344,467 for the three-month period ended June 30, 2004. Losses and LAE incurred decreased due to lower frequency and severity of claims in 2005. The Company's net loss ratio for the three-month period ended June 30, 2005 was 10.2% compared to 24.7% for the three-month period ended June 30, 2004. Losses and LAE are influenced by loss severity and frequency. The Company's net loss ratio decreased principally due to the lower frequency and severity of claims in the three months ended June 30, 2005. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

     Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimated for the year ended December 31, 2004 it incurred approximately $148,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance. UPCIC currently reports only 191 open claims out of nearly 10,000 reported from the four hurricanes. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

     General and administrative expenses increased 66.9% to $3,258,169 for the three-month period ended June 30, 2005 from $1,952,613 for the three-month period ended June 30, 2004. General and administrative expenses increased primarily due to lower ceding commissions on premiums ceded to reinsurers. This is primarily a result of a decrease in the dollar amount of ceded premiums written to quota share reinsurers related to the increase in direct premiums written.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's   primary  sources  of  cash  flow  are  premium   revenues,
commissions, policy fees, investment income and reinsurance recoverables and short-term loans.

     For the six-month period ended June 30, 2005, cash flows used by operating activities were $5,738,518. Cash flows were negative in the six-month period ended June 30, 2005 primarily due to cash received in the fourth quarter of 2004 from reinsurers in advance of catastrophe claim payments to policyholders resulting from Hurricanes Charley, Frances, Ivan and Jeanne that hit Florida in the third quarter of 2004 which were settled in six-month period ended June 30, 2005. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of cash and readily marketable securities.

     In July 2004, the Company borrowed monies from three private investors in the amounts of $175,000, $150,000 and $100,000 for working capital. The terms of the notes evidencing such loans require interest payments at a rate of 10% through January 2005 with equal monthly payments of principal plus interest thereafter until January 2006, the maturity date of the notes. In conjunction with the loans, the Company issued to the private investors warrants to purchase 175,000, 150,000 and 100,000 shares of restricted Common Stock each at an exercise price of $.05 per share, and each expiring in July 2009. In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in five monthly installments of $200,000 commencing June 30, 2006. The loan amount subsequently was contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company issued warrants to one of the investors to purchase 200,000 shares of restricted Common Stock at an exercise price of $.05 per share, expiring in June 2010.

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

     The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely effect UPCIC's results.

     The balance of cash and cash equivalents at June 30, 2005 is $15,911,982. Most of this amount is available to pay claims in the event of catastrophic events pending reimbursement for any aggregate amount in excess of $1,350,000 per event up to approximately the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

     Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of June 30, 2005. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

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

OFF-BALANCE SHEET ARRANGEMENTS

     There were no off-balance sheet arrangements during the first six months of 2005.

Item 3.   Controls and Procedures
-------   -----------------------

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

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

     The Company did not have any reportable legal proceedings during the six months ending June 30, 2005. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
-------   -----------------------------------------------------------

     Under an amendment to the employment agreement between the Company and Bradley I. Meier dated June 27, 2002, and approved by the Board of Directors, Mr. Meier elected to convert salary into 860,000 shares of restricted Common Stock. The shares of restricted Common Stock were issued to Mr. Meier in May 2005 in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in May 2005, the Company issued 600,000 shares of restricted Common Stock to Sean P. Downes, COO of UPCIC, pursuant to Mr. Downes election to receive such shares in lieu of salary. The shares were issued to Mr. Downes in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     In July 2004, the Company borrowed monies from three private investors in the amounts of $175,000, $150,000 and $100,000 for working capital. The terms of the notes evidencing such loans require interest payments at a rate of 10% through January 2005 with equal monthly payments of principal plus interest thereafter until January 2006, the maturity date of the notes. In conjunction with the loans, the Company issued to the private investors warrants to purchase 175,000, 150,000 and 100,000 shares of restricted Common Stock each at an exercise price of $.05 per share, and each expiring in July 2009. In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in five monthly installments of $200,000 commencing June 30, 2006. The loan amount subsequently was contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company issued warrants to one of the investors to purchase 200,000 shares of restricted Common Stock at an exercise price of $.05 per share, expiring in June 2010.

Item 3.   Defaults upon Senior Securities
-------   -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          None.

Item 5.   Other Information
-------   -----------------

          None.

Item 6.   Exhibits
-------   --------

          Exhibit No.  Exhibit
          -----------  -------
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

                                       UNIVERSAL INSURANCE HOLDINGS, INC.

Date:  August 15, 2005                 /s/ Bradley I. Meier
                                       -----------------------------------------
                                       Bradley I. Meier, Chief Executive Officer


                                       /s/ James M. Lynch
                                       -----------------------------------------
                                       James M. Lynch, Chief Financial Officer