Form 10QSB
period 2005-09-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2005-11-15
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2005

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


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 36,463,219 shares of common stock as of November 14, 2005.

      Transitional Small Business Disclosure Format  Yes    No X
                                                        --    --

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                       ----------------------------------

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

      The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS


Cash and cash equivalents                                          $ 37,329,866
Reinsurance recoverables                                             51,575,839
Premiums and other receivables (net of allowance for doubtful
  accounts of $43,500)                                                4,173,932
Real estate                                                           3,142,732
Property and equipment, net                                           1,022,432
Other assets                                                          1,036,767
                                                                   -------------
Total assets                                                       $ 98,281,568
                                                                   =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                         $ 18,776,134
Unearned premiums                                                    43,781,828
Accounts payable                                                      2,383,514
Reinsurance payable                                                  22,889,006
Other accrued expenses                                                1,948,566
Loans payable                                                         1,262,908
                                                                   -------------
Total liabilities                                                    91,041,956
                                                                   -------------




STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding,
  minimum liquidation preference of $1,419,700                            1,387
Common stock, $.01 par value, 40,000,000 shares authorized,
  36,463,219 shares issued and 33,354,574 shares outstanding            286,038
Common stock in treasury, at cost - 208,645 shares                     (101,819)
Additional paid-in capital                                           15,184,331
Accumulated deficit                                                  (8,130,325)
                                                                   -------------
Total stockholders' equity                                            7,239,612
                                                                   -------------
Total liabilities and stockholders' equity                         $ 98,281,568
                                                                   =============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                       NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                                    2005             2004             2005             2004
                                                                    ----             ----             ----             ----
PREMIUMS EARNED AND OTHER REVENUES:
    Premium income, net                                          $  9,853,100      $ 3,331,995    $  5,878,040      $  1,208,937
    Net investment income                                             655,018           12,115         328,449           (27,704)
    Commission revenue                                              1,839,828        1,245,147         703,435           496,532
    Transaction fees                                                  272,872        1,528,861         112,720           340,630
    Other revenue                                                     257,174          414,575         165,187             6,834
                                                                 -------------     ------------    ------------      ------------

                 Total revenues                                    12,877,992        6,532,693       7,187,831         2,025,229
                                                                 -------------     ------------    ------------      ------------

OPERATING COSTS AND EXPENSES
    Losses and loss adjustment expenses                             3,690,294        2,273,934       3,244,879         1,733,470
    General and administrative expenses                             5,251,968        4,660,376       1,026,093           860,057
                                                                 -------------     ------------    ------------      ------------
                 Total operating costs and expenses                 8,942,262        6,934,310       4,270,972         2,593,527
                                                                 -------------     ------------    ------------      ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                               3,935,730         (401,617)      2,916,859          (568,298)
                                                                 -------------     ------------    ------------      ------------

    Federal income taxes                                               78,715                -          78,715                 -
                                                                 -------------     ------------    ------------      ------------

NET INCOME (LOSS)                                                $  3,857,015      $  (401,617)    $ 2,838,144       $  (568,298)
                                                                 =============     ============    ============      ============

INCOME (LOSS) PER COMMON SHARE:                                  $       0.12      $     (0.01)    $      0.08       $     (0.02)
    Basic                                                        ============      ===========     ===========       ===========

WEIGHTED AVERAGE COMMON SHARES                                     32,808,000       30,214,000      33,355,000        31,300,000
    OUTSTANDING - BASIC                                          =============     ============    ============      ============

INCOME (LOSS) PER COMMON SHARE                                   $       0.11      $     (0.01)    $      0.08       $     (0.02)
    Diluted                                                      =============     ============    ============      ============

WEIGHTED AVERAGE COMMON SHARES                                     33,563,000       30,214,000      34,151,000        31,300,000
    OUTSTANDING - DILUTED                                        =============     ============    ============      ============



The accompanying  notes to condensed  consolidated  financial  statements are an integral part of these statements.



                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                             (Unaudited)


                                                        NINE MONTHS ENDED                THREE MONTHS ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                      2005             2004            2005             2004
                                                      ----             ----            ----             ----

NET INCOME (LOSS)                                $  3,857,015     $  (401,617)    $  2,838,144     $  (568,298)

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gain on
  available-for-sale securities                             -          26,657                -               -
                                                 ------------     -------------    ------------     ------------

COMPREHENSIVE INCOME (LOSS)                      $  3,857,015     $  (374,960)    $  2,838,144     $  (568,298)
                                                 ================================================================



The accompanying  notes to condensed  consolidated  financial  statements are an integral part of these statements.



                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                       NINE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 2005            SEPTEMBER 30, 2004
                                                                   -----------------------        ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income (loss)                                                     $     3,857,015               $      (401,617)
    Adjustments to reconcile net  income (loss)
        to cash provided by operations:
    Amortization and depreciation                                              235,343                       305,453
    Issuance of common stock as compensation                                    90,466                       140,749
    Gain on disposal of assets                                                     -                         (19,280)
Net change in assets and liabilities relating to operating activities:
    Prepaid reinsurance premiums and reinsurance recoverables               35,897,545                   (72,795,312)
    Premiums and other receivables                                          (2,895,421)                     (127,919)
    Reinsurance payables                                                      (183,923)                   24,297,879
    Accounts payable                                                        (1,138,997)                      103,118
    Other accrued expenses                                                     337,324                     1,800,134
    Unpaid losses and loss adjustment expenses                             (39,095,817)                   70,406,860
    Unearned premiums                                                       19,891,968                     4,823,366
    Other assets                                                              (820,278)                     (479,782)
                                                                       ---------------               ----------------

Net cash provided by operating activities                                   16,175,225                    28,053,649
                                                                       ---------------               ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net capital expenditures                                                  (321,181)                      221,080
    Proceeds from maturities of debt securities held to maturity                   -                         100,000
    Proceeds from sale of equity securities available for sale                     -                         194,976
    Purchase of real estate                                                 (1,489,321)                   (1,668,429)
    Sale of real estate                                                            -                         140,022
                                                                       ---------------               ----------------
Net cash used in investing activities                                       (1,810,502)                   (1,012,351)
                                                                       ---------------               ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Preferred stock dividend                                                   (37,464)                      (37,460)
    Repayments of loans payable                                               (480,905)                     (507,777)
    Proceeds from loans payable                                              1,039,933                       625,000
                                                                       ---------------               ----------------
Net cash provided by financing activities                                      521,564                        79,763
                                                                       ---------------               ----------------

NET INCREASE  IN CASH AND CASH
EQUIVALENTS                                                                 14,886,287                    27,121,061

CASH AND CASH EQUIVALENTS, Beginning of period                              22,443,579                     8,011,278
                                                                       ---------------               ----------------

CASH AND CASH EQUIVALENTS, End of period                               $    37,329,866               $    35,132,339
                                                                       ---------------               ----------------




The  accompanying  notes to condensed  consolidated  financial statements are an integral part of these statements.


               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

The condensed consolidated balance sheet of the Company as of September 30, 2005, the related condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The interim financial statements reflect all adjustments (consisting primarily of normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF -BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first nine months of 2005.

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

Management believes the implementation of, and results attributable to, the actions described above will continue to strengthen UPCIC's surplus. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to maintain profitability.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At September 30, 2005, the Company had unearned premiums totaling $43,781,828.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At September 30, 2005, deferred policy acquisition costs amounted to $0 due to the effect of deferred reinsurance commissions.

An allowance for uncollectible premiums receivable is established when it becomes evident collection is doubtful, typically after 90 days past due. No allowance is deemed necessary at September 30, 2005.

Loss and loss adjustment expenses ("LAE"), less related reinsurance, are provided for as claims are incurred. The provision for unpaid loss and loss adjustment expenses includes: (1) the accumulation of individual case estimates for loss and LAE reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience. The Company's net loss ratio has decreased from the prior year due to lower frequency and severity of claims. During the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimated it incurred approximately $148,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance for the year ended December 31, 2004. UPCIC currently reports approximately 200 open claims out of nearly 11,000 reported from the four hurricanes. During the third quarter of 2005, Florida experienced two windstorm catastrophes (Hurricanes Dennis and Katrina) which resulted in losses. As a result of these storms, the Company estimates it incurred approximately $4,800,000 in losses prior to reinsurance and $1,800,000 net of reinsurance for the nine months ended September 30, 2005. On October 24, 2005, Florida experienced windstorm catastrophe Wilma which resulted in estimated losses of approximately $38,000,000 prior to reinsurance and $1,350,000 net of reinsurance. The expenses for Hurricane Wilma will be reflected in the fourth quarter.

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

CORPORATE AND OTHER OPERATIONS

Operating segments that are not individually reportable based on the current operations in such segments, are included in Corporate and Other. The segment currently includes the operations of Universal Insurance Holdings, Inc., Tiger Home Services, Inc. and other entities. During 2001, the Company formed Tiger Home Services, Inc., which furnishes pool services to homeowners. The services were offered to commercial and residential customers in certain areas in the state of Florida. During the third quarter of 2004, the Company sold the landscaping division. During the second quarter of 2005, the Company sold the pool division.

NOTE 3 -- REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of September 30, 2005 was approximately $11.3 billion. In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                           NINE MONTHS ENDED                                      NINE MONTHS ENDED
                           SEPTEMBER 30, 2005                                     SEPTEMBER 30, 2004
                           ------------------                                     ------------------

                                                   LOSS                                              LOSS
                                                   AND LOSS                                          AND LOSS
                PREMIUMS         PREMIUMS          ADJUSTMENT        PREMIUMS         PREMIUMS       ADJUSTMENT
                WRITTEN          EARNED            EXPENSES          WRITTEN          EARNED         EXPENSES
                -------          ------            --------          -------          ------         --------
Direct          $60,982,474      $41,048,592       $28,299,109       $28,800,237      $23,976,872    $85,666,788
Ceded           (37,341,229)     (31,295,492)      (24,608,815)      (24,625,090)     (20,644,877)   (83,392,854)
                ------------     ------------      ------------      ------------     ------------   ------------
Net             $23,641,245       $9,853,100        $3,690,294        $4,175,147       $3,331,995     $2,273,934
                ============     ============      ============      ============     ============   ============


                             THREE MONTHS ENDED                                    THREE MONTHS ENDED
                             SEPTEMBER 30, 2005                                    SEPTEMBER 30, 2004
                             -------------------                                   ------------------

                                                      LOSS                                              LOSS
                                                    AND LOSS                                            AND LOSS
                PREMIUMS          PREMIUMS          ADJUSTMENT        PREMIUMS          PREMIUMS        ADJUSTMENT
                WRITTEN           EARNED            EXPENSES          WRITTEN           EARNED          EXPENSES
               -----------       ----------       ------------        -------         ------------      ----------
Direct          $26,507,558     $17,193,370       $15,535,551        $12,733,064       $8,684,387        $82,609,481
Ceded           (16,458,314)    (11,315,330)      (12,290,672)       (12,269,376)      (7,475,450)       (80,876,011)
                ------------    ------------      ------------       ------------      -----------       ------------
Net             $10,049,244      $5,878,040        $3,244,879           $463,688       $1,208,937         $1,733,470
                ============    ============      ============       ============      ===========       ============


OTHER AMOUNTS:

                                                              SEPTEMBER 30, 2005
                                                              ------------------
Reinsurance recoverable on paid and unpaid losses and loss
  adjustment expenses                                          $   18,925,617
Unearned premiums ceded                                            26,473,252
Other reinsurance receivable                                        6,176,970
                                                               -----------------
Reinsurance recoverable                                        $   51,575,839

     UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at September 30, 2005. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes in only ceding risks to reinsurers whom it considers to be financially sound combined with distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers. In addition, UPCIC does not have any unauthorized reinsurers which have recoverable balances that are not secured by a letter of credit or that have ceded balances payable that are greater than the amount of the recoverable.

NOTE 4 -- EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A  reconciliation  of shares used in  calculating  basic and diluted EPS for the
nine  month   periods   ended   September  30,  2005  and  September  30,  2004,
respectively, follows:

                                                   NINE MONTHS ENDED
                                        SEPTEMBER 30, 2005    SEPTEMBER 30, 2004
                                        ------------------    ------------------

Basic EPS                                   32,808,000            30,214,000
Effect of assumed conversion of common
    stock equivalents                          755,000                     0
                                        ------------------    ------------------
Diluted EPS                                 32,563,000            30,214,000


Options and warrants to purchase approximately 10,995,000 and 10,288,000 shares of common stock were outstanding during the nine months ended September 30, 2005 and September 30, 2004, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

                                                   THREE MONTHS ENDED
                                        SEPTEMBER 30, 2005    SEPTEMBER 30, 2004
                                        ------------------    ------------------

Basic EPS                                   33,355,000            31,300,000
Effect of assumed conversion of common
    stock equivalents                          796,000                     0
                                        ------------------    ------------------
Diluted EPS                                 34,151,000            31,300,000


Options and warrants to purchase approximately 10,995,000 and 10,305,000 shares of common stock were outstanding during the three months ended September 30,

2005 and September 30, 2004, respectively. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

NOTE 5 -- STOCK BASED COMPENSATION

Pursuant to SFAS No. 123, the Company elected to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was included in the determination of net income for the nine months ended September 30, 2005 and September 30, 2004. Had compensation cost for stock options been recognized based on the fair value at the grant dates for the options, consistent with the provisions of SFAS No. 123, net income and earnings per share would have been as indicated in the table below.

                                                 NINE MONTHS ENDED
                                     SEPTEMBER 30, 2005       SEPTEMBER 30, 2004
                                     ------------------       ------------------

   Net  income (loss):
     As reported                       $  3,857,015             $   (401,617)
     Compensation expense                   (26,357)                 (74,702)
                                       -------------            --------------
     Pro forma                            3,830,658                 (476,319)
   Net  income (loss) per share:
   Basic
     As reported                              $0.12                   ($0.01)
     Compensation expense                      0.00                    (0.01)
                                       -------------            --------------
     Pro forma                                $0.12                   ($0.02)
   Diluted
     As reported                              $0.11                   ($0.01)
     Compensation expense                      0.00                    (0.01)
                                       -------------            --------------
     Pro forma                                $0.11                   ($0.02)

                                                  THREE MONTHS ENDED
                                      SEPTEMBER 30, 2005     SEPTEMBER 30, 2004
                                      ------------------     ------------------

      Net  income (loss):
        As reported                       $ 2,838,144                 $(568,298)
        Compensation expense                   (6,418)                  (23,717)
                                        --------------           --------------
        Pro forma                           2,831,726                  (592,015)
      Net income (loss) per share:
      Basic
        As reported                             $0.08                    ($0.02)
        Compensation expense                    $0.00                     $0.00
                                        --------------           --------------
        Pro forma                               $0.08                    ($0.02)
      Diluted
        As reported                             $0.08                    ($0.02)
        Compensation expense                    $0.00                     $0.00
                                        --------------           --------------
        Pro forma                               $0.08                    ($0.02)


For the purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants during the nine months ended September 30, 2005.

NOTE 6 -- SEGMENT INFORMATION

The Company and its subsidiaries operate principally in two business segments consisting of insurance and online commerce. The insurance segment consists primarily of underwriting through UPCIC, managing general agent operations through Universal Risk Advisors, Inc., claims processing through Universal Adjusting Corporation, property inspections through Universal Inspection Corporation and marketing and distribution through Coastal Homeowners Insurance Specialists, Inc. and Universal Florida Insurance Agency, Inc. The insurance segment sells homeowner's insurance and includes substantially all aspects of the insurance, distribution and claims process. The online commerce segment consists of Internet insurance leads generated through Tigerquote.com and commissions on policies placed by Tigerquote.com Insurance Solutions, Inc.

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

Information regarding components of operations for the three months and nine months ended September 30, 2005 and 2004 follows:

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                      2005                           2004
                                                                      ----                           ----
Total revenue
     Insurance segment                                                $25,203,226                     $8,822,520
     Online commerce segment                                              278,891                      1,594,636
     Corporate and other                                                   38,472                        250,879
                                                               -------------------            -------------------

              Total operating segments                                 25,520,589                     10,668,035
     Intercompany eliminations                                        (12,642,597)                    (4,135,342)
                                                               -------------------            -------------------

              Total revenues                                          $12,877,992                     $6,532,693
                                                               ===================            ===================


 Earnings (loss) before income taxes
     Insurance segment                                                 $5,080,228                       $801,740
     Online commerce segment                                              (81,593)                      (205,764)
     Corporate and other                                               (1,062,905)                      (997,593)
                                                               -------------------            -------------------

              Total earnings (loss) before income taxes                $3,935,730                      ($401,617)
                                                               ===================            ===================

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                      2005                           2004
                                                                      ----                           ----

Total revenue
     Insurance segment                                                $11,675,875                     $3,701,522
     Online commerce segment                                              117,877                        348,750
     Corporate and other                                                  (13,903)                        50,980
                                                               -------------------            -------------------

              Total operating segments                                 11,779,849                      4,101,252
     Intercompany eliminations                                         (4,592,018)                    (2,076,023)
                                                               -------------------            -------------------

              Total revenues                                           $7,187,831                     $2,025,229
                                                               ===================            ===================


 Earnings(loss) before income taxes
     Insurance segment                                                 $3,230,266                      ($153,170)
     Online commerce segment                                               12,768                       (281,968)
     Corporate and other                                                 (326,175)                      (133,160)
                                                               -------------------            -------------------

              Total earnings (loss) before income taxes                $2,916,859                      ($568,298)
                                                               ===================            ===================


Information  regarding  total assets as of September  30, 2005 and September 30, 2004:



Total assets
     Insurance segment                                               $112,608,102                   $146,494,871
     Online commerce segment                                            1,929,584                      1,730,903
     Corporate and other                                               29,252,500                     23,680,330
                                                               -------------------            -------------------

              Total operating segments                                143,790,186                    171,906,104
     Intercompany eliminations                                        (45,508,618)                   (35,394,706)
                                                               -------------------            -------------------

              Total assets                                            $98,281,568                   $136,511,398
                                                               ===================            ===================


NOTE 7 -- RELATED PARTY TRANSACTIONS

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO, Senior Vice President and a director of the Company. During the nine months ended September 30, 2005 and 2004, the Company paid claims adjusting fees of $538,978 and $477,347 respectively, to Dennis Downes and Associates.

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

      The Company has formed  subsidiaries that specialize,  or will specialize, in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. is an Internet insurance lead generating network, and Tigerquote.com Insurance Solutions, Inc., is a network of Internet insurance agencies. At September 30, 2005, agencies have been established in 21 states, none of which are currently active. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance.

      The Company has also formed Tiger Home Services, Inc., which furnishes pool services to homeowners. The services were previously offered to residential customers in certain areas in the state of Florida. During the third quarter of 2004, the Company sold the landscaping division. During the second quarter of 2005, the Company sold the pool division.

FINANCIAL CONDITION

      Cash and cash equivalents at September 30, 2005 aggregated $37,329,866. The source of liquidity for possible claims payments consists of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

      UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At September 30, 2005, the Company's investments were comprised of $37,329,866 in cash and repurchase agreements and $3,142,732 in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office.

      Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 20% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In 1998 the Company began to solicit business actively in the open market in an effort to further grow its insurance operations. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 76,000 homeowners and dwelling fire insurance policies.

      The Company, as noted above, diversified its operations by establishing online commerce and other ancillary operations. However, the Company is currently contemplating the sale of the online commerce division in order to further focus on the core property and casualty insurance business.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004

      Gross premiums written increased 111.7% to $60,982,474 for the nine-month period ended September 30, 2005 from $28,800,237 for the nine-month period ended September 30, 2004. The increase in gross premiums written is primarily attributable to an approximate 103.9% increase in new business as well as an overall 7.8 % premium rate increase. The increase in new business is partially attributable to the recent windstorm catastrophes providing an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business.

      Net premiums earned increased 195.7% to $9,853,100 for the nine-month period ended September 30, 2005 from $3,331,995 for the nine-month period ended September 30, 2004. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2005.

      Investment income increased 5,306.7% to $655,018 for the nine-month period ended September 30, 2005 from $12,115 for the nine-month period ended September 30, 2004. The increase is primarily due to higher investment balances that resulted from advances from reinsurers and a higher interest rate environment during the nine-months ended September 30, 2005.

      Transaction fee revenue decreased 82.2% to $272,872 for the nine-month period ended September 30, 2005 from $1,528,861 for the nine-month period ended September 30, 2004. The decrease is primarily due to decreased sales of on-line insurance leads to insurance agents.

      Other revenue decreased 38.0% to $257,174 for the nine-month period ended September 30, 2005 from $414,575 for the nine-month period ended September 30, 2004. The decrease is primarily attributable to less activity in the direct sales and service operations during the nine-month ended September 30, 2005.

      Commission income increased 47.8% to $1,839,828 for the nine-month period ended September 30, 2005 from $1,245,147 for the nine-month period ended September 30, 2004. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations on new policies.

      Net losses and loss adjustment expense ("LAE") incurred increased 62.3% to $3,690,294 for the nine-month period ended September 30, 2005 from $2,273,934 for the nine-month period ended September 30, 2004. Losses and LAE incurred increased due to increased exposure due to increased premium volume and changes in the Company's reinsurance program effective June 1, 2005. The Company's net loss ratio for the nine-month period ended September 30, 2005 was 37.5% compared to 68.2% for the nine-month period ended September 30, 2004. Losses and LAE are influenced by loss severity and frequency. The Company's net loss ratio decreased principally due to the lower frequency and severity of claims in the nine-month period ended September 30, 2005. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

      Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimated for the year ended December 31, 2004 it incurred approximately $148,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance. UPCIC currently reports approximately 200 open claims out of nearly 11,000 reported from the four hurricanes. During the third quarter of 2005, Florida experienced two windstorm catastrophes (Hurricanes Dennis and Katrina) which resulted in losses. As a result of these storms, the Company estimates it incurred approximately $4,800,000 in losses prior to reinsurance and $1,800,000 net of reinsurance for the nine months ended September 30, 2005. On October 24, 2005, Florida experienced windstorm catastrophe Wilma which resulted in estimated losses of approximately $38,000,000 prior to reinsurance and $1,350,000 net of reinsurance. The expenses for Hurricane Wilma will be reflected in the fourth quarter. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

      General and administrative expenses increased 12.7% to $5,251,968 for the nine-month period ended September 30, 2005 from $4,660,376 for the nine-month period ended September 30, 2004. General and administrative expenses increased primarily due to further development of the Company's insurance operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2004

      Gross premiums written increased 108.2% to $26,507,558 for the three-month period ended September 30, 2005 from $12,733,064 for the three-month period ended September 30, 2004. The increase in gross premiums written is primarily attributable to an approximate 100.4% increase in new business as well as an overall 7.8 % premium rate increase. The increase in new business is partially attributable to the recent windstorm catastrophes providing an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business.

      Net premiums earned increased 386.2% to $5,878,040 for the three-month period ended September 30, 2005 from $1,208,937 for the three-month period ended September 30, 2004. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2005.

      Investment income increased $328,449 for the three-month period ended September 30, 2005 from $(27,704) for the three-month period ended September 30, 2004. The increase is primarily due to higher investment balances that resulted from advances from reinsurers and a higher interest rate environment during the three months ended September 30, 2005.

      Transaction fee revenue decreased 66.9% to $112,720 for the three-month period ended September 30, 2005 from $340,630 for the three-month period ended September 30, 2004. The decrease is primarily due to decreased sales of on-line insurance leads to insurance agents.

      Other revenue increased 2,317.1% to $165,187 for the three-month period ended September 30, 2005 from $6,834 for the three-month period ended September 30, 2004. The increase is primarily attributable to more activity in the direct sales and service operations during the three months ended September 30, 2005.

      Commission income increased 41.7% to $703,435 for the three-month period ended September 30, 2005 from $496,532 for the three-month period ended September 30, 2004. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations on new policies.

      Net losses and loss adjustment expense ("LAE") incurred increased 87.2% to $3,244,879 for the three-month period ended September 30, 2005 from $1,733,470 for the three-month period ended September 30, 2004. Losses and LAE incurred increased due to increased exposure due to increased premium volume and changes in the Company's reinsurance program effective June 1, 2005. The Company's net loss ratio for the three-month period ended September 30, 2005 was 55.2% compared to 143.4% for the three-month period ended September 30, 2004. Losses and LAE are influenced by loss severity and frequency. The Company's net loss ratio decreased principally due to the lower frequency and severity of claims in the three months ended September 30, 2005. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

      Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the third quarter of 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company estimated for the year ended December 31, 2004 it incurred approximately $148,500,000 in losses prior to reinsurance and $1,600,000 net of reinsurance. UPCIC currently reports approximately 200 open claims out of nearly 11,000 reported from the four hurricanes. During the third quarter of 2005, Florida experienced two windstorm catastrophes (Hurricanes Dennis and Katrina) which resulted in losses. As a result of these storms, the Company estimates it incurred approximately $4,800,000 in losses prior to reinsurance and $1,800,000 net of reinsurance for the three months ended September 30, 2005. On October 24, 2005, Florida experienced windstorm catastrophe Wilma which resulted in estimated losses of approximately $38,000,000 prior to reinsurance and $1,350,000 net of reinsurance. The expenses for Hurricane Wilma will be reflected in the fourth quarter. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

      General and administrative expenses increased 19.3% to $1,026,093 for the three-month period ended September 30, 2005 from $860,057 for the three-month period ended September 30, 2004. General and administrative expenses increased primarily due to further development of the Company's insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

      The  Company's   primary  sources  of  cash  flow  are  premium  revenues,
commissions, policy fees, investment income and reinsurance recoverables and short-term loans.

      For the nine-month period ended September 30, 2005, cash flows provided by operating activities were $16,175,225. This amount includes $2,115,199 in cash received from reinsurers in advance of catastrophe claim payments to policyholders. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of cash and readily marketable securities.

      In July 2004, the Company borrowed monies from three private investors in the amounts of $175,000, $150,000 and $100,000 for working capital. The terms of the notes evidencing such loans require interest payments at a rate of 10% through January 2005 with equal monthly payments of principal plus interest thereafter until January 2006, the maturity date of the notes. In conjunction with the loans, the Company issued to the private investors warrants to purchase 175,000, 150,000 and 100,000 shares of restricted Common Stock each at an exercise price of $.05 per share, and each expiring in July 2009. In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in five monthly installments of $200,000 commencing September 30, 2006. The loan amount subsequently was contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company issued warrants to one of the investors to purchase 200,000 shares of restricted Common Stock at an exercise price of $.05 per share, expiring in June 2010.

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

      The balance of cash and cash equivalents at September 30, 2005 is $37,329,866. Most of this amount is available to pay claims in the event of catastrophic events pending reimbursement for any aggregate amount in excess of $1,350,000 per event up to approximately the 100 year probable maximum loss which would be covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

      Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of September 30, 2005. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

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

      There were no off-balance sheet arrangements during the first nine months of 2005.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

     On February 7, 2005, Marty Steinberg as a court appointed receiver for the entities consisting of Lancer Management Group LLC, Lancer Management Group II LLC, Lancer Offshore Inc., Omnifund Ltd., LSPV Inc., LSPV LLC, Alpha Omega Group Inc. and G.H. Associates LLC (collectively the "Lancer Entities") filed suit against Alfred Taubman, Anthony Cullen, British American Racing, Centrack International, Inc., Kuwait & Middle East Financial Investment Co., Liberty International Asset Management, Macroview Investments Limited, Opus Portfolio Ltd., Reva Stocker, Roger Dodger, LLC, Signet Management Limited, Thornhill Group Inc. Trust, World Class Boxing and the Company (collectively the "Defendants") in the United States District Court for the Southern District of Florida. The Company received the notice of suit by mail on September 8, 2005. The suit alleges that the Lancer Entities fraudulently transferred funds to the Defendants and that the transfers unduly enriched the Defendants. The receiver is asking the Company to pay $658,107.86. The Company has no record of the alleged transfers and intends to vigorously defend the suit.

      The Company did not have any other reportable legal proceedings during the nine months ending September 30, 2005. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

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

      In July 2004, the Company borrowed monies from three private investors in the amounts of $175,000, $150,000 and $100,000 for working capital. The terms of the notes evidencing such loans require interest payments at a rate of 10% through January 2005 with equal monthly payments of principal plus interest thereafter until January 2006, the maturity date of the notes. In conjunction with the loans, the Company issued to the private investors warrants to purchase 175,000, 150,000 and 100,000 shares of restricted Common Stock each at an exercise price of $.05 per share, and each expiring in July 2009. In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in five monthly installments of $200,000 commencing September 30, 2006. The loan amount subsequently was contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company issued warrants to one of the investors to purchase 200,000 shares of restricted Common Stock at an exercise price of $.05 per share, expiring in June 2010.

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

                                       UNIVERSAL INSURANCE HOLDINGS, INC.

Date: November 14, 2005                /s/ Bradley I. Meier
                                       -----------------------------------------
                                       Bradley I. Meier, Chief Executive Officer


                                       /s/ James M. Lynch
                                       -----------------------------------------
                                       James M. Lynch, Chief Financial Officer