Form 10KSB
period 2005-12-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2006-04-03
CIK 891166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20848

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                 DELAWARE                                65-0231984
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

  1110 WEST COMMERCIAL BOULEVARD, SUITE 100                33309
          FORT LAUDERDALE, FLORIDA                       (Zip Code)
 (Address of principal executive offices)

        Company's telephone number, including area code: (954) 958-1200

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
YES X    NO
   ---     ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by checkmark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act) YES      NO X
                                       ---    ---

     State issuer's revenues for its most recent fiscal year: $19,661,817

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2005: $28,076,678.

     State the number of shares of Common Stock of Universal Insurance Holdings, Inc. outstanding as of March 1, 2006: 36,788,219

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

     The Company was incorporated under the laws of the State of Delaware on November 13, 1990 and its principal executive offices are located at 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309, and its telephone number is (954) 958-1200.

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

     UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired from the JUA. The insurance business acquired from the JUA provided a base for renewal premiums. The majority of these policies renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 UPCIC also began to solicit business actively in the open market through independent agents. Through renewal of the JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 89,000 homeowners' insurance policies covering homes and condominium units.

     The Company's primary product is homeowners insurance. The Company's criteria for selecting insurance policies includes but is not limited to the use of specific policy forms, limitations on coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC's portfolio as of December 31, 2005 includes approximately 85,000 policies with coverage for wind risks and 4,000 policies without wind risks. The average premium for a policy with wind coverage is approximately $1,019 and the average premium for a policy without wind coverage is approximately $562. Approximately 24% of the policies are located in Dade, Broward and Palm Beach counties.

OPERATIONS

     All underwriting, rating, policy issuance, reinsurance negotiations and certain administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, and unaffiliated third parties.

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

MANAGEMENT OPERATIONS

     The Company has developed into a vertically integrated insurance holding company performing various aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc., the Company's wholly owned Managing General Agent ("MGA"), was incorporated in Florida on July 2, 1998 and became licensed by the OIR August 17, 1998 and contracted with UPCIC on September 28, 1998. Through the MGA, the Company has underwriting, reinsurance negotiation and claims authority for UPCIC as well as third party insurance companies. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC as well as third party insurance products through the Company's distribution network. The Company markets and distributes UPCIC's products and services in Florida through a network of approximately 1,570 active independent agents.

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

DIRECT SALES OPERATIONS

     The Company has formed subsidiaries that specialize in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. is a network of Internet insurance agencies. These entities seek to generate income from the selling of leads and commissions on policies written. To date, insurance agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance. None of the agencies are currently active as the Company changed its focus to sell leads to other companies and independent agents. During the fourth quarter of 2005, the Company decided to stop generating new business on its direct sales operations and focus on its core operations.

OTHER OPERATIONS

     Universal Inspection Corporation was incorporated in Florida on January 3, 2000 as a subsidiary of UIH. Universal Inspection Corporation performs property inspections for homeowners' policies underwritten by UPCIC. During 2001, the Company formed Tiger Home Services, Inc., which furnished pool services to homeowners until the operation was sold during the second quarter of 2005.

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

     Because of UPCIC's limited operating history, there can be no assurance that UPCIC will sustain profitability or significant revenues. There can be no assurance that management's efforts will successfully address these risks or that UPCIC and the Company will sustain profitability.

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

     UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. In addition, UPCIC protects itself against the risk of catastrophic loss by obtaining reinsurance coverage up to approximately the "100 year Probable Maximum Loss" ("PML"). UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely obtain reinsurance. During 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company currently estimates it incurred $164,344,684 in losses prior to reinsurance and $4,175,976 net of reinsurance. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. As a result of these storms, the Company currently estimates it incurred $64,267,953 in losses prior to reinsurance and $4,050,000 net of reinsurance.

RELIANCE ON THIRD PARTIES AND REINSURERS

     UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that currently transfer the risk of loss in excess of $1,350,000 up to approximately the 100 year PML as of the beginning of hurricane season on June 1 of each year. This amount may change in the future.

REINSURANCE

     The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, an increase in catastrophe reinsurance costs for the current year renewal is possible and could adversely effect UPCIC's results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. A reinsurer's insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on the financial condition and profitability of UPCIC. In addition, while ceding premiums to reinsurers reduces the Company's risk of exposure in the event of catastrophic losses, it also reduces the Company's potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners insurance industry.

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

                                        Year Ended                 Year Ended
                                     December 31, 2005         December 31, 2004
                                     -----------------         -----------------
                                               (Dollars in Thousands)

Balance at beginning of year           $ 57,872                     $  7,681

Less reinsurance recoverable            (56,292)                      (6,330)
                                       --------                     --------
Net balance at beginning of year          1,580                        1,351
                                       --------                     --------
Incurred related to:
  Current year                            7,049                        2,218
  Prior years                             2,549                           56
                                       --------                     --------
Total incurred                            9,598                        2,274
                                       --------                     --------
Paid related to:
  Current year                            3,822                        1,496
  Prior years                             1,215                          549
                                       --------                     --------
Total paid                                5,037                        2,045
                                       --------                     --------

Net balance at end of year                6,141                        1,580
  Plus reinsurance recoverable           60,859                       56,292
                                       --------                     --------
Balance at end of year                 $ 67,000                     $ 57,872
                                       ========                     ========

The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2005 were increased in the current year by $2,549,050 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2004 were increased by $55,480 for claims that had occurred on or before the previous year balance sheet date. This unfavorable loss emergence resulted principally from settling homeowners losses established in the prior year for amounts that were more than expected. There can be no assurance that the Company's unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from the Company's unpaid losses and LAE as of December 31, 2005. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

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

                                       YEARS ENDED DECEMBER 31,
                                       2005               2004
                                       ----               ----
                                        (Dollars in Thousands)

Loss and LAE, net                   $  2,130            $    769
IBNR, net                              4,011                 811
                                    -----------         -----------
Total unpaid loss and LAE, net         6,141               1,580

Reinsurance recoverable             $ 47,302            $ 27,137
IBNR recoverable                      13,557              29,155
                                    -----------         -----------
Total reinsurance recoverable       $ 60,859            $ 56,292
                                    ===========         ===========

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

                                                              YEARS ENDED DECEMBER 31,


                                        2005    2004     2003     2002     2001     2000     1999     1998
                                        ----    ----     ----     ----     ----     ----     ----     ----
                                                             (Dollars in the Thousands)
Balance Sheet liability                $6,141  $1,580   $1,351   $1,591   $2,893   $1,372   $1,532   $1,588

Cumulative paid as of:

One year later                            -     1,216      950      667    3,660    1,308      897      939
Two years later                           -       -      1,153      992    3,667    1,635    1,081      904
Three years later                         -       -        -      1,115    3,899    1,693    1,115    1,010
Four years later                          -       -        -        -      3,998    1,811    1,191    1,024
Five years later                          -       -        -        -        -      1,833    1,206      999
Six years later                           -       -        -        -        -        -      1,212    1,006
Seven years later                         -       -        -        -        -        -        -      1,009
Re-estimated liability as of:
End of year                            $6,141  $1,580   $1,351   $1,591   $2,893   $1,372   $1,532   $1,588
One year later                            -     4,129    1,481    1,251    4,237    1,795    1,344    1,067
Two years later                           -       -      1,295    1,372    3,976    1,942    1,268    1,089
Three years later                         -       -        -      1,231    4,160    1,925    1,286    1,071
Four years later                          -       -        -        -      4,098    1,940    1,270    1,024
Five years later                          -       -        -        -        -      1,904    1,230    1,013
Six years later                           -       -        -        -        -        -      1,280    1,020
Seven years later                         -       -        -        -        -        -        -      1,017
Cumulative redundancy (deficiency)        -    (2,549)      56      360   (1,205)    (532)     252      571

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

     The following table sets forth loss ratios, expense ratios and combined ratios for the periods indicated for the insurance business of Universal Insurance Holdings, Inc. The ratios, net of reinsurance and inclusive of unallocated loss adjustment expenses, are shown in the table below, and are computed based upon Statutory Accounting Principles. The expense ratio includes management fees and commissions paid to the Company in the amount of $5,536,002 in 2005 and $2,904,805 in 2004.

                                        YEARS ENDED DECEMBER 31,
                                      2005                    2004
                                      ----                    ----

Loss Ratio                             73%                     89%
Expense Ratio                          13                      43
                                   -----------            -----------
Combined Ratio                         86%                    132%
                                   ===========            ===========

     In order to reduce losses and thereby reduce the loss ratio and the combined ratio, the Company has taken several steps. These include implementing rate increases for new and renewal business, restructuring the homeowners' coverage offered, restructuring the catastrophic reinsurance coverage to reduce cost and working to reduce general and administrative expenses.

GOVERNMENT REGULATION

     Florida insurance companies are subject to regulation and supervision by the OIR. The OIR has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents (through the Department of Financial Services); the standards of solvency to be met and maintained; the nature of and limitations on investments; approval of policy forms and rates; periodic examination of the affairs of insurance companies; and the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

     In addition, the Florida legislature and the National Association of Insurance Commissioners from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. UPCIC cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC.

DEPENDENCE ON KEY INDIVIDUALS

     UPCIC's operations depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of the Company since its inception in November 1990. In addition, UPCIC's operations have become materially dependent on the efforts of Sean P. Downes, who serves as Chief Operating Officer of UPCIC. Mr. Downes has also served as Chief Operating Officer, Senior Vice President and Director of the Company since January 2005 and as a Director of UPCIC since May 2003. The loss of the services provided by Mr. Meier or Mr. Downes could have a material adverse effect on UPCIC's financial condition and results of operations.

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

EMPLOYEES

     As of March 1, 2006, the Company had 81 full-time employees. None of the Company's employees is represented by a labor union. The Company also utilized the services of several temporary employees during the year to assist with the increased workload related to the hurricanes Florida experienced. The Company has an employment agreement with Bradley I. Meier, President and Chief Executive Officer of the Company and Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company. See "Executive Compensation--Employment Agreements."

ITEM 2.   DESCRIPTION OF PROPERTY

     On July 31, 2004, the Company purchased a modern building located in Fort Lauderdale, Florida that became its home office on July 1, 2005. The Company believes that the new building is suitable for its intended use and adequate to meet the Company's current needs. The building is 100% utilized by the Company. There is no mortgage or lease arrangement. The building is adequately covered by insurance.

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

     On February 7, 2005, Marty Steinberg as a court appointed receiver for the entities consisting of Lancer Management Group LLC, Lancer Management Group II LLC, Lancer Offshore Inc., Omnifund Ltd., LSPV Inc., LSPV LLC, Alpha Omega Group Inc. and G.H. Associates LLC (collectively the "Lancer Entities") filed suit against Alfred Taubman, Anthony Cullen, British American Racing, Centrack International, Inc., Kuwait & Middle East Financial Investment Co., Liberty International Asset Management, Macroview Investments Limited, Opus Portfolio Ltd., Reva Stocker, Roger Dodger, LLC, Signet Management Limited, Thornhill Group Inc. Trust, World Class Boxing and the Company (collectively the "Defendants") in the United States District Court for the Southern District of Florida. The Company received the notice of suit by mail on September 8, 2005. The suit alleged that the Lancer Entities fraudulently transferred funds to the Defendants and that the transfers unduly enriched the Defendants. The receiver asked the Company to pay $658,108. The Company had no record of the alleged transfers and vigorously defended the suit. The lawsuit has since been dismissed with prejudice by the receiver.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on December 7, 2005, at which the Company's shareholders voted on the following items:

Proposal 1A:   Election of two directors by holders of Series M Preferred Stock

               Name                  For            Withheld       Abstain      Broker Non-Vote
               ----                  ---            --------       -------      ---------------
               Bradley I. Meier      88,690         0              0            0

               Norman M. Meier       88,690         0              0            0

Proposal 1B:   Election of three directors by holders of common stock,  par value $.01 per share
               ("Common Stock"),  Series A Preferred Stock and Series M Preferred Stock,  voting together as a class

               Name                  For            Withheld       Abstain      Broker Non-Vote
               ----                  ---            --------       -------      ---------------

               Sean P. Downes        27,674,065     4,971,337      0            0

               Reed J. Slogoff       30,574,065     2,071,337      0            0

               Joel M. Wilentz       30,574,065     2,071,337      0            0

Proposal 2:    Amendment of the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 40,000,000 shares to 50,000,000 shares
               For                   Against        Abstain        Broker Non-Vote
               ---                   -------        -------        ---------------

               30,279,070            2,314,567      85,765         0

Proposal 3:    Ratification of appointment of Blackman Kallick  Bartelstein LLP as the Company's
               independent  registered  public  accounting firm for the year ending December 31,
               2005

               For                   Against        Abstain        Broker Non-Vote
               ---                   -------        -------        ---------------

               30,412,785            2,281,567      0              0

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol UVIH. The following table sets forth prices of the Common Stock, as reported by the OTC Bulletin Board. The following data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year ended December 31, 2004                    High                   Low
----------------------------                    ----                   ---
     First Quarter                            $ 0.08                 $ 0.045
     Second Quarter                             0.10                   0.04
     Third Quarter                              0.06                   0.04
     Fourth Quarter                             0.05                   0.045

Year ended December 31, 2005                    High                   Low
----------------------------                    ----                   ---

     First Quarter                            $ 0.08                 $ 0.04
     Second Quarter                             0.09                   0.05
     Third Quarter                              0.07                   0.04
     Fourth Quarter                             0.95                   0.051


     At March 1, 2006, transfer agent records indicate 45 shareholders of record of the Company's Common Stock. There were approximately 425 beneficial owners of its Common Stock. In addition, there were 3 shareholders of the Company's Series A and Series M Preferred Stock ("Preferred Stock").

     In October 1994, 49,950 shares of Series A Preferred Stock were issued in repayment of $499,487 of related party debt and 88,690 shares of Series M Preferred Stock were issued during fiscal year ended April 30, 1997, for repayment of $88,690 of related party debt. Each share of Preferred Stock is convertible into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. Beginning May 1, 1998, the Series A Preferred Stock paid a cumulative dividend of $.25 per quarter. During 2004 and 2005, aggregate dividends on the Preferred Stock of $49,950 were declared and paid.

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

     During 2004 and 2005, the Company did not pay a dividend to common stockholders.

OTHER STOCK ISSUANCES

     In May 2005,  the Company  issued 860,000 shares of Common Stock to Bradley
I. Meier, the Company's President and CEO, in conjunction with an amendment approved by the Board of Directors to Mr. Meier's employment agreement whereby Mr. Meier elected to receive shares of Common Stock in lieu of $21,500 in accrued salary. The shares were issued at a discount to current market value, which discount was intended to take into account the restricted and controlling person status of the shares and to reflect the lack of liquidity of the shares. Mr. Meier acquired the shares in a private transaction performed in accordance with the terms of the amendment and pursuant to Section 4(2) of the Securities Act of 1933, as amended. In January and May of 2005, Sean P. Downes, COO and Senior Vice President of the Company, elected to receive an aggregate of 1,044,444 shares of Common Stock in lieu of $25,000 in salary and bonus. The shares were issued at a discount to current market value, which discount was intended to take into account the restricted and controlling person status of the shares and to reflect the lack of liquidity of the shares. Mr. Downes acquired the shares in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in 2005, pursuant to Section 4(2) of the Securities Act of 1933, as amended, James M. Lynch, CFO of the Company, was granted 50,000 shares of Common Stock, valued at $3,000, in recognition of service to the Company. In addition, in February 2005, the Company issued 100,000 shares of restricted Common Stock to a private investor in connection with a $100,000 loan made to the Company in September 2004.

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

     The policies obtained from the JUA provided the opportunity for UPCIC to solicit future renewal premiums. The majority of the policies obtained from the JUA renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 89,000 homeowners insurance policies. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. To diversify UPCIC's product lines, UPCIC underwrites inland marine policies. Management may consider underwriting other types of policies in the future. Any such program will require OIR approval. See Item 1, Competition under "Factors Affecting Operation Results and Market Price of Stock" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.

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

DEFERRED POLICY ACQUISITION COSTS/DEFERRED CEDING COMMISSIONS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. When determining the maximum amount of deferred policy acquisition costs, investment income to be earned over the remaining policy period is estimated and taken into consideration. Estimates of the costs of losses, catastrophic reinsurance and policy maintenance are also required in the determination of the maximum amount of deferred policy acquisition costs. Deferred reinsurance commissions have reduced net deferred policy acquisition costs to $0 as of December 31, 2005; deferred ceding commission is $1,043,544 as of December 31, 2005.

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

REINSURANCE. In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces the Company's risk of exposure in the event of catastrophic losses, it also reduces the Company's potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners insurance industry. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company. The Company's reinsurance policies do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements during 2005.

RELATED PARTIES

All underwriting, rating, policy issuance, reinsurance negotiations and certain administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary of the Company and unaffiliated third parties.

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO and Senior Vice President of the Company. During 2005 and 2004, the Company expensed claims adjusting fees of $1,075,188 and $1,092,851, respectively, to Dennis Downes and Associates. As of December 31, 2005, the Company had accrued adjusting fees of $95,221 to Dennis Downes and Associates.

During 2005, Sean P. Downes filed a claim on his homeowner's policy issued by UPCIC as a result of damage incurred during Hurricane Wilma. UPCIC handled the claim in the ordinary course of its business and has made a loss payment to Mr. Downes in the amount of $214,409.

In July 2004, the Company borrowed monies from a private investor in the amount of $175,000 for working capital. In August 2005, this individual's son, Michael
P. Moran, became UPCIC's Vice President of Claims. The loan was paid off in January 2006.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 AND YEAR ENDED DECEMBER 31, 2004.

     The fiscal year ended December 31, 2005 marked a significant improvement in the Company's operating results over recent past fiscal years. This improvement was primarily attributable to volume and rate increases, restructuring the homeowners' coverage offered, restructuring the Company's reinsurance coverage and working to control general and administrative expenses.

     Gross premiums written increased 115.7% to $88,701,123 for the year ended December 31, 2005 from $41,120,962 for the year ended December 31, 2004. The increase in gross premiums written is primarily attributable to an approximate 107.9% increase in new business as well as an overall 7.8% premium rate increase. The increase in new business is partly attributable to the recent Florida windstorm catastrophes which has provided an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business, as well as marketing initiatives the Company has undertaken.

     Net premiums written increased 282.5% to $21,606,878 for the year ended December 31, 2005 from $5,648,548 for the year ended December 31, 2004. The increase in net premiums written reflects the impact of reinsurance, since

$67,094,245 or 75.6% of premiums written were ceded to reinsurers for the year ended December 31, 2005 as compared to $35,472,414 or 86.3% for the year ended December 31, 2004. The increase in net premiums written is attributable to an increase in new business, premium rate increases and changes to the Company's reinsurance program. Under the Company's quota share reinsurance treaty, the Company elected to cede 90% of gross written premiums, losses and loss adjustment expenses during the first five months of 2004 for all policies except for new and renewal without wind risk business with policy effective dates of June 1, 2003 and after versus 80% of policies with coverage for wind risk during the remaining seven months of 2004. The Company continued to cede 80% of policies with coverage for wind risk during the first five months of 2005 versus 55% of policies with coverage for wind risk during the subsequent six months of 2005 and 80% of policies with coverage for wind risk during the remaining month of 2005. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners' insurance industry.

     Net premiums earned increased 283.6% to $15,825,982 for the year ended December 31, 2005 from $4,125,757 for the year ended December 31, 2004. The increase in net premiums earned is attributable to an increase in new business, premium rate increases and changes in the reinsurance program noted above.

     Commission  revenue  increased  67.2%  to  $2,525,168  for the  year  ended
December 31, 2005 from $1,510,345 for the year ended December 31, 2004. Commission income is comprised mainly of the Managing General Agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily due to increased policy fee income attributable to an increase in new and renewal business.

     Investment income consists of net investment income and net realized gains (losses). Investment income increased 285.5% to $687,085 for the year ended December 31, 2005 from $178,246 for the year ended December 31, 2004. The increase is primarily due to higher investment balances and a higher interest rate environment during 2005.

     Transaction fees consist of revenue from the selling of insurance leads. Transaction fee revenue decreased 82.1% to $298,310 for the year ended December 31, 2005 from $1,662,743 for the year ended December 31, 2004. The decrease is primarily due to the Company's decision to stop generating new business from Internet sales operations during the fourth quarter of 2005 and focus on core operations.

     Other revenue decreased 37.6% to $325,272 for the year ended December 31, 2005 from $521,682 for the year ended December 31, 2004. Other revenue is comprised of fee revenue from direct sales and service revenue from other operations. The decrease is primarily attributable to the fact that there was less activity in the direct sales and service operations in 2005.

     Losses and loss adjustment expenses ("LAE") incurred increased 322.1% to $9,597,984 for the year ended December 31, 2005 from $2,274,035 for the year ended December 31, 2004 as compared to net premiums earned which increased 283.6% to $15,825,982 for the year ended December 31, 2005 from $4,125,757 for the year ended December 31, 2004. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. Losses and LAE increased due to an increase in insured exposures and changes to the Company's reinsurance program discussed above. The Company's direct loss ratio for the year ended December 31, 2005 was 148.4% compared to 464.1% for the year ended December 31, 2004. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims in 2005. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. As a result of these storms, the Company currently estimates it incurred $64,267,953 in losses prior to reinsurance and $4,050,000 net of reinsurance. The losses from these storms resulted in 104.2% of direct loss ratio. During 2004, Florida experienced 4 windstorms catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne) which resulted in losses. As a result of these storms, the Company currently estimates it incurred $164,344,684 in losses prior to reinsurance and $4,175,976 net of reinsurance. Except for catastrophe claims, the Company believes that the severity and frequency of claims remained relatively stable for the periods under comparison. The Company's net loss ratio for the year ended December 31, 2005 was 60.6% compared to 55.1% for the year ended December 31, 2004. The net loss ratio increased due to the increase in net losses incurred in conjunction with changes to the Company's reinsurance program discussed above as well as higher than expected hurricane losses related to the 2004 catastrophes.

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

     The reserve for direct unpaid losses and LAE at December 31, 2005 is $66,999,956. Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported. The range of direct loss reserve estimates as determined by the Company's independent actuarial consultants is a low of $55,978,393 and a high of $76,285,129. The key assumption used to arrive at management's best estimate of loss reserves in relation to the actuary's range and the specific factors that led to management's best estimate is that the liability is based on management's estimate of the ultimate cost of settling each loss and an amount for losses incurred but not reported. However, if losses exceed direct loss reserve estimates there could be a material adverse effect on the Company's financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company's financial statements.

     As a result of the Company's review of its liability for losses and loss adjustment expenses, which includes a re-evaluation of the adequacy of reserve levels for prior year claims, the Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2005 were increased in the current year by $2,549,050 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2004 were increased by $55,480 for claims that had occurred on or before the previous year balance sheet date. This unfavorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were more than expected. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2005.

     General and administrative expenses decreased 33.0% to $4,012,391 for the year ended December 31, 2005 from $5,984,871 for the year ended December 31, 2004. General and administrative expenses have decreased primarily due to higher ceding commissions on premiums ceded to reinsurers as well as ceding commissions recognized as a result of a change in the quota share ceding percentage from 55% to 80% at December 1, 2005. The Company's ceding commission for the incremental 25% ceding percentage at December 1 is 35%. The ceding commission on the previous 55% ceding percentage is 31%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash flow are premium revenues, commission income and investment income.

     For the year ended December 31, 2005, cash flows provided by operating activities were $26,974,611. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flows from investing activities are primarily comprised of purchases and sales of debt and equity securities. Cash flows from financing activities primarily relate to Company borrowings.

     During 2003, the Company purchased software for $520,000. Management believes the software will assist it in reducing overall management expenses versus the previous outside vendor agreement. The final installment payment on the software of $150,000 was paid in March 2005. In addition, the Company has outstanding loans in the amount of $119,186 to finance several vehicles and a boat, all acquired for business use and marketing of the Company's products and in the amount of $1,032,901 for working capital needs. The amounts will become due during the years 2006 through 2011.

     In July 2004 the Company borrowed monies from a vendor and two private investors in the amounts of $175,000, $150,000 and $100,000 for working capital. The terms of the notes evidencing such loans require interest payments at a rate of 10% through January 2005 with equal monthly payments of principal plus interest thereafter until January 2006, the maturity date of the notes. The notes were paid off in January 2006. In connection with the loans, in July 2004, the Company granted to the vendor and two private investors warrants to purchase 175,000, 150,000 and 100,000, shares of restricted Common Stock each at an exercise price of $.05 per share. The warrants vested over the payment terms and each expires in July 2009. These transactions were approved by the Company's Board of Directors.

     In September 2004, the Company borrowed $50,000 from each of Bradley I. Meier, President and Chief Executive Officer of the Company, and Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company. The monies were used to make an additional capital contribution to UPCIC to ensure that UPCIC met regulatory surplus requirements and to allow for continued development of UPCIC's business. The principal amount of these loans was repaid in October 2004. Also in September 2004, the Company borrowed $100,000 from a private investor, which loan, plus interest of $10,000, was repaid in October 2004. The funds were used to make an additional capital contribution to UPCIC to ensure that UPCIC met regulatory surplus requirements and to allow for continued development of UPCIC's business. In connection with this loan, the Company granted in 2004 and subsequently issued in February 2005 100,000 shares of restricted Common Stock to the private investor. These transactions were approved by the Company's Board of Directors.

     Also in September 2004, the Company's reinsurance intermediary advanced the Company $250,000 which was used as an additional capital contribution to UPCIC.

     In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in five monthly installments of $200,000. Payment on one note commences on June 30, 2006 and commences on the other note on November 30, 2006. The loan amount subsequently was contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company granted a warrant to one of the investors to purchase 200,000 shares of restricted Common Stock at an exercise price of $.05 per share, expiring in June 2010. These transactions were approved by the Company's Board of Directors.

     The following table represents the Company's total contractual obligations for which cash flows are fixed or determinable.

                                   Total      2006     2007     2008    2009    2010   2010+
                                   -----      ----     ----     ----    ----    ----   -----
                                                      (Millions in Dollars)
Contractual obligations
          Long-term debt          $  1,152   $  767   $  324   $  16   $  15   $  17   $  13
          Operating leases             349      178      114      57       -       -       -
                                  --------   ------   ------   -----   -----   -----   -----

Total contractual obligations     $  1,501   $  945   $  438   $  73   $  15   $  17   $  13
                                  ========   ======   ======   =====   =====   =====   =====

     The balance of cash and cash equivalents as of December 31, 2005 was $48,038,736. Most of this amount, including the $10,546,045 cash received from reinsurers in advance of catastrophe claims, is available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1,350,000 up to the 100 year PML which would be currently covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

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

ITEM 8B.  OTHER INFORMATION

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company as of December 31, 2005 are as follows:

Name                        Age      Position
----                        ---      --------
Bradley I. Meier            38       President, Chief Executive Officer and Director
Norman M. Meier             67       Director, Secretary

Name                        Age      Position
----                        ---      --------
Reed J. Slogoff             37       Director
Joel M. Wilentz, M.D.       72       Director
James M. Lynch              51       Executive Vice President and Chief Financial Officer
Sean P. Downes              35       Senior Vice President, Chief Operating Officer and Director

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

     JOEL M. WILENTZ, M.D. has been a Director of the Company since March 1997. Dr. Wilentz is one of the founding members of Dermatology Associates in Florida, founded in 1970. He is a former member of the boards of the Neurological Injury Compensation Associate for Florida and the Broward County Florida Medical Association. He is a member of the board of directors of the American Arm of the Israeli Emergency Medical Service for the southeastern United States, of which he is also a past President. Dr. Wilentz is a past member of the Board of Overseers of the Nova Southeastern University School of Pharmacy.

     JAMES M. LYNCH CPA, CPCU has been Executive Vice President and Chief Financial Officer of the Company since August 1998. Before joining the Company in August 1998, Mr. Lynch was Chief Financial Officer of Florida Administrators, Inc., an organization specializing in property and casualty insurance. Prior to working at Florida Administrators, Inc., Mr. Lynch held the position of Senior Vice President of Finance and Comptroller of Trust Group, Inc., which also specialized in property and casualty insurance. Before his position at Trust Group, Mr. Lynch was a Manager with the accounting and auditing firm of Coopers & Lybrand, which later became PricewaterhouseCoopers LLC.

     SEAN P. DOWNES has been Senior Vice President, Chief Operating Officer and a Director of the Company since January 2005. He has served as Chief Operating Officer and a Director of UPCIC since July 2003. Mr. Downes was Chief Operating Officer of Universal Adjusting Corporation from July 1999 to July 2003. During that time Mr. Downes created the Company's claims operation. Before joining the Company in July 1999, Mr. Downes was Vice President of Dennis Downes and Associates, a multi-line insurance adjustment corporation.

     Norman M. Meier and Bradley I. Meier are father and son, respectively. There are no other family relationships among the Company's executive officers and directors. Eric Meier who is the brother of Bradley I. Meier, also works for the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The tables and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-KSB. This information is furnished with respect to the Company's executive officers who earned in excess of $100,000 during the fiscal year ended December 31, 2005.

                                                 SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION
                                                     -------------------
Name and                 Year Ended                                              Restricted          Long-Term Compensation
Principal Position       December 31      Salary                 Bonus           Stock Award       Securities Underlying Options
------------------       -----------      ------                 -----           -----------       -----------------------------
Bradley I. Meier            2005         $548,865    (1)        $191,556                 0                            0
President & CEO             2004          419,052    (2)               0                 0                    1,000,000
                            2003          381,150                      0                 0                            0

James M. Lynch              2005         $279,525                 $3,846            50,000                            0
Executive Vice              2004          172,375                 15,000                 0                            0
President & CFO             2003          155,000                      0                 0                            0

Sean P. Downes              2005         $401,923    (3)        $181,167                 0                            0
Senior Vice President       2004          225,000                129,933         2,000,000                            0
& Chief Operating           2003          109,167                      0                 0                            0
Officer

(1)  Includes  $21,500  in  salary  received  in the form of  860,000  shares  of  restricted  Common  Stock in lieu of cash compensation at election of executive.

(2)  Includes  $72,000  in salary  received  in the form of  2,823,529  shares of  restricted  Common  Stock in lieu of cash compensation at election of executive.

(3) Includes $25,000 in salary and bonus received in the form of an aggregate of 1,044,444 shares of restricted Common Stock in lieu of cash compensation at election of executive.

OPTION GRANTS IN LAST FISCAL YEAR

None.

                  AGGREGATED OPTION EXERCISES AND OPTION VALUES
                      FOR THE YEAR ENDED DECEMBER 31, 2005

None.


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

None.

EMPLOYMENT AGREEMENTS

     As of August 11, 1999, the Company entered into a four-year employment agreement with Bradley I. Meier, the Company's President and Chief Executive Officer, amending and restating the previous employment agreement of May 1, 1997 between the Company and Mr. Meier. Under the terms of the employment agreement, Mr. Meier will devote substantially all of his time to the Company and will be paid a base salary of $250,000 per year which shall be increased by 5% each year beginning with the first anniversary of the effective date. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Meier will be entitled to a bonus equal to 3% of pretax profits up to $5 million and 4% of pretax profits in excess of $5 million. On May 4, 2001, Addendum No. 3 to the employment agreement was approved by the Board of Directors, whereby Mr. Meier was entitled to receive an additional fifteen percent (15%) increase in his base compensation in addition to the cumulative base compensation and increase calculated at the beginning of 2001, retroactive to January 1, 2001 and under Addendum No. 3, for each successive year of the term of the employment agreement, the base compensation as adjusted by previous increase(s) will be increased by ten (10%) percent. The employment agreement with Mr. Meier contains non-competition and non-disclosure covenants. In addition, the agreement shall be extended automatically for one year at each anniversary of the date of the agreement up to the fourth year of the agreement, at the option of Mr. Meier. Under the terms of Mr. Meier's employment agreement dated May 1, 1997, he was granted ten-year stock options to purchase 1,500,000 shares of Common Stock at $1.06 per share, of which 500,000 options vested immediately, 500,000 options vested after one year and the remaining options vested after two years. On March 4, 2004, Mr. Meier was granted ten-year stock options to purchase 1,000,000 shares of Common Stock at $0.056 per share, which vested immediately. The Company issued 860,000 and 2,823,529 shares of Common Stock during the respective years ended December 31, 2005 and 2004 in conjunction with amendments approved by the Board of Directors to the employment agreement between the Company and Mr. Meier whereby Mr. Meier converted salary and accrued vacation into shares of Common Stock. The shares were issued to Mr. Meier in private transactions performed in accordance with the terms of the amendments and pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     As of January 1, 2005, the Company entered into a four-year employment agreement with Sean P. Downes, the Company's Senior Vice President and Chief Operating Officer. Under the terms of the employment agreement, Mr. Downes will devote substantially all of his time to the Company and will be paid a base salary of $350,000 per year which shall be increased by 20% each year beginning with the first anniversary of the effective date. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Downes will be entitled to a bonus equal to 3% of pretax profits. The employment agreement with Mr. Downes contains non-competition and non-disclosure covenants. The employment agreement for Mr. Downes also contains provisions regarding pay and benefits upon certain termination and Change in Control events (as such term is defined in the employment agreement) which are normally found in executive employment agreements. If Mr. Downes is terminated for "cause" (as such term is defined in the employment agreement), any accrued but not paid benefits shall no longer be an obligation of the Company. If a Change of Control occurs, Mr. Downes is entitled to salary and bonus for one year in a lump sum and all options or warrants granted to Mr. Downes shall immediately vest and become exercisable. In addition, there shall be no automatic extension of the term of the agreement, or the agreement itself, unless extended in accordance with the term of the agreement or by written instrument executed by the Company and approved by the Board of Directors of the Company. Under the terms of Mr. Downes's employment agreement, the Company may grant him options or warrants to purchase the Company's Common Stock. During the year ended December 31, 2005, Mr. Downes converted salary and accrued vacation into 1,044,444 shares of Common Stock. The shares were issued to Mr. Downes in private transactions performed in accordance with the terms of the amendments and pursuant to Section 4(2) of the Securities Act of 1933, as amended.

DIRECTOR COMPENSATION

     In 2005, each non-employee director received annual compensation of $30,000, paid quarterly, for their service on the Board of Directors and periodically receive stock options and reimbursement of reasonable expenses incurred in attending Board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2005:

                                          EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                                                                            remaining available for
                                 Number of securities to be        Weighted-average         issuance under equity
                                 issued upon exercise of           exercise price of        compensation plans
                                 outstanding options, warrants     outstanding options,     (excluding securities
 Plan Category                   and rights                        warrants and rights      reflected in first column)
----------------------------------------------------------------------------------------------------------------------
 Equity compensation plans                 10,282,006                     $0.86                        N/A
 approved by security holders
----------------------------------------------------------------------------------------------------------------------
 Equity compensation plans
 not approved by security                      -                            -                            -
 holders
----------------------------------------------------------------------------------------------------------------------
 Total                                     10,282,006                     $0.86                         N/A
----------------------------------------------------------------------------------------------------------------------

Descriptions of the plans are contained in Note 12 to the Consolidated Financial Statements.

SERIES M PREFERRED STOCK

     As of March 1, 2006, directors and named executive officers, individually and as a group, beneficially owned Series M Preferred Stock as follows:

Name and Address of                  Amount and Nature
Beneficial Owner(1)                of Beneficial Ownership      Percent of Class
--------------------               -----------------------      ----------------

Bradley I. Meier*(2)                        48,890                   48.0%
Norman M. Meier*(3)                         53,000                   52.0%
Officers and directors as a group
    (2 persons)(4)                          86,890                   98.0%

*    Director

(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Series M Preferred Stock of the Company specified opposite his name. Unless otherwise indicated, the mailing address of each shareholder is c/o Universal Insurance Holdings, Inc., 1110 W. Commercial Blvd., Suite 100, Fort Lauderdale, FL 33309.

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

(4)  See footnotes (1)-(3) above.

SERIES A PREFERRED STOCK

     As of March 1, 2006, directors and named executive officers, individually and as a group, beneficially owned Series A Preferred Stock as follows:

Name and Address of                  Amount and Nature
Beneficial Owner(1)                of Beneficial Ownership      Percent of Class
-------------------                -----------------------      ----------------

Norman M. Meier*(2)                         9,975                     20%
Officers and directors as a group
    (1 person)(3)

*    Director

(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Series M Preferred Stock of the Company specified opposite his name. Unless otherwise indicated, the mailing address of each shareholder is c/o Universal Insurance Holdings, Inc., 1110 W. Commercial Blvd., Suite 100, Fort Lauderdale, FL 33309.

(2) Consists of 9,975 shares of Series A Preferred Stock beneficially owned by Belmer, of which Mr. Meier is a general partner. Excludes all shares of Series A Preferred Stock owned by Phylis R. Meier, Mr. Meier's former spouse, as to which Mr. Meier disclaims beneficial ownership.

(3)  See footnotes (1)-(2) above.

COMMON STOCK

     As of March 1, 2006, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

Name and Address of                  Amount and Nature of
Beneficial Owner(1)                Beneficial Ownership(2)      Percent of Class
-------------------                -----------------------      ----------------

Bradley I. Meier(3)                       21,405,278                58.2%
Sean P. Downes(4)                          3,552,644                 9.7%
Norman M. Meier(5)                         2,370,945                 6.4%
Reed J. Slogoff(6)                           255,000                  .7%
Joel M. Wilentz(7)                           255,000                  .7%
James M. Lynch(8)                            225,000                  .6%

Officers and directors as a group
    (6 people)(9)                         28,063,867                76.3%

(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Common Stock of the Company specified opposite his name. Unless otherwise indicated, the mailing address of each shareholder is c/o Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309.

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

(3) Consists of (i) (a) 16,190,170 shares of Common Stock, (b) options to purchase 90,000 shares of Common Stock at an exercise price of $1.13 per share and options to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share, (c) warrants to purchase 25,306 shares of Common Stock at an exercise price of $3.00 per share and warrants to purchase 131,700 shares of Common Stock at an exercise price of $.75 per share, (d) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock, (e) options to purchase 250,000 shares of Common Stock at an exercise price of $1.06 per share which vested on November 2, 1997, (f) options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on May 1, 1997 granted pursuant to Mr. Meier's employment agreement, options to purchase 500,000 shares of Common Stock at $1.06 per share which vested on May 1, 1998 granted pursuant to Mr. Meier's employment agreement and options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on May 1, 1999 granted pursuant to Mr. Meier's employment agreement, (g) options to purchase 250,000 shares of Common Stock at an exercise price of $1.63 per share, (h) options to purchase 150,000 shares of Common Stock at an exercise price of $1.10 per share which vested on December 23, 1999, (i) options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 per share which vested on December 21, 2001, (j) options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.056 per share which vested on March 4, 2005 and (ii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer Partners, of which Mr. Meier is a general partner. Excludes options to purchase 625,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Also excludes all securities owned by Norman M. Meier and Phyllis R. Meier, Mr. Meier's father and mother, respectively, as to which Mr. Meier disclaims beneficial ownership. Includes 416,666 and 250,225 shares of Common Stock owned by Lynda Meier and Eric Meier, respectively, who are the sister and brother, respectively, of Bradley I. Meier, which shares are subject to proxies granting voting rights for such shares to Bradley I. Meier.

(4) Consists of (i) 3,238,044 shares of Common Stock (ii) options to purchase 15,000 shares of Common Stock at an exercise price of $1.10 per share,
     (iii) options to purchase 100,000 shares of Common Stock at an exercise price of $0.50 per share and (iv) options to purchase 200,000 shares of Common Stock at an exercise price of $0.04 per share.

(5) Consists of (i) (a) 479,246 shares of Common Stock, (b) options to purchase 250,000 shares of Common Stock at an exercise price of $1.25 per share, (c) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock, (d) options to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share which vested on November 2, 1997, (e) options to purchase 500,000 shares of Common Stock at an exercise price of $1.63 per share, (f) options to purchase 75,000 shares of Common Stock at an exercise price of $1.10 per share, (g) options to purchase 25,000 shares of Common Stock at an exercise price of $0.50 per share and
     (ii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner. Excludes options to purchase 100,000 shares of Common Stock of Tigerquote.com at an exercise price of $.50 per share. Excludes all securities owned by Bradley I. Meier or Phyllis Meier, Mr. Meier's son and former spouse, respectively, as to which Mr. Meier disclaims beneficial ownership.

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

(9)  See footnotes (1)-(8) above.

SERIES M PREFERRED STOCK

     As of March 1, 2006, the following table sets forth information regarding the number and percentage of Series M Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series M Preferred Stock:

                                             Amount and Nature of
Name and Address(1)                          Beneficial Ownership         Percent of Class
----------------                             --------------------         ----------------
Phyllis R. Meier(2)                                 16,800                      18.9%
Universal Insurance Holdings, Inc.
1110 West Commercial Boulevard
Fort Lauderdale, Florida 33309

Belmer Partners(3)                                  15,000                      16.9%
c/o Phyllis R. Meier
Managing General Partner
Universal Insurance Holdings, Inc.
1110 West Commercial Boulevard
Fort Lauderdale, Florida 33309

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

SERIES A PREFERRED STOCK

     As of March 1, 2006, the following table sets forth information regarding the number and percentage of Series A Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series A Preferred Stock:

                                             Amount and Nature of
Name and Address(1)                          Beneficial Ownership           Percent of Class
----------------                             --------------------           ----------------
Phyllis R. Meier(2)                                 9,975                        20.0%
Universal Insurance Holdings, Inc.
1110 West Commercial Boulevard
Fort Lauderdale, Florida 33309

Belmer Partners(3)                                 30,000                        60.0%
c/o Phyllis R. Meier
Managing General Partner
Universal Insurance Holdings, Inc.
1110 West Commercial Boulevard
Fort Lauderdale, Florida 33309


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

COMMON STOCK

     As of March 1, 2006, the following table sets forth information regarding the number and percentage of Common Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                              Amount and Nature of
Name and Address(1)                          Beneficial Ownership(2)        Percent of Class
----------------                             --------------------           ----------------
Martin Steinberg, Esq., as the                     6,518,004                     17.7 %
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO and Senior Vice President of the Company. During 2005 and 2004, the Company expensed claims adjusting fees of $1,075,188 and $1,092,851, respectively, to Dennis Downes and Associates. As of December 31, 2005, the Company had accrued adjusting fees of $95,221 to Dennis Downes and Associates.

During 2005, Sean P. Downes filed a claim on his homeowner's policy issued by UPCIC as a result of damage incurred during Hurricane Wilma. UPCIC handled the claim in the ordinary course of its business and has made a loss payment to Mr. Downes in the amount of $214,409.

In July 2004, the Company borrowed monies from a private investor in the amount of $175,000 for working capital. In August 2005, this individual's son, Michael
P. Moran, became UPCIC's Vice President of Claims. The loan was paid off in January 2006.

Transactions between the Company and its affiliates are on terms no less favorable to the Company than can be obtained from third parties on an arms' length basis. Transactions between the Company and any of its executive officers or directors require the approval of a majority of disinterested directors.

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

11.1      Statement Regarding Computation of Per Share Income

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

(6)       Incorporated by reference to the  Registrant's  Current Report on Form
          8-K,  filed with the  Securities  and Exchange  Commission on April 2,
          2003

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Audit fees for the fiscal years ended December 31, 2005 and December 31, 2004 were $176,000 and $132,000, respectively.

AUDIT RELATED FEES

Audit related fees for the fiscal years ended December 31, 2005 and December 31, 2004 were $0.

TAX FEES

Tax fees for the fiscal years ended December 31, 2005 and December 31, 2004 were $31,500 and $31,500, respectively.

ALL OTHER FEES

All other fees for products and services provided by the Company's principal accountant for the fiscal years ended December 31, 2005 and December 31, 2004 were $0.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: March 31, 2006               By:  /s/ Bradley I. Meier
                                         -------------------------------------
                                         Bradley I. Meier, President and Chief
                                             Executive Officer


                                    By:  /s/ James M. Lynch
                                         -------------------------------------
                                         James M. Lynch, Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bradley I. Meier      President, Chief Executive Officer      March 31, 2006
--------------------      and Director
Bradley I. Meier

/s/ Sean P. Downes        Senior Vice President, Chief            March 31, 2006
------------------        Operating Officer and Director
Sean P. Downes

/s/ James M. Lynch        Executive Vice President and Chief      March 31, 2006
------------------        Financial Officer
James M. Lynch

/s/ Norman M. Meier       Director                                March 31, 2006
-------------------
Norman M. Meier

/s/ Reed J. Slogoff       Director                                March 31, 2006
-------------------
Reed J. Slogoff

/s/ Joel M. Wilentz       Director                                March 31, 2006
-------------------
Joel M. Wilentz

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet - December 31, 2005...............................F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2005 and 2004 ..................................................F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2005 and 2004.............................................F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005 and 2004...................................................F-6

Notes to Consolidated Financial Statements............................F-7 - F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheet of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Blackman Kallick Bartelstein LLP

Chicago, Illinois
March 30, 2006

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS

Cash and cash equivalents                                      $   48,038,736
Real estate                                                         3,141,059
Reinsurance recoverables                                          121,937,868
Premiums and other receivables                                      5,473,894
Property and equipment, net                                           888,332
Deferred income taxes                                                 607,299
Other assets                                                          946,246
                                                               --------------

Total Assets                                                   $  181,033,434
                                                               ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                         66,999,956
Unearned premiums                                                  50,890,005
Deferred ceding commission                                          1,043,544
Accounts payable                                                    1,943,363
Reinsurance payable                                                44,452,353
Other accrued expenses                                              4,635,998
Loans payable                                                       1,152,087
                                                               --------------

Total Liabilities                                                 171,117,306
                                                               --------------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
   1,000,000 shares authorized, 138,640 shares issued and
   outstanding, minimum liquidation preference of $1,419,700            1,387
Common stock, $.01 par value, 50,000,000 shares authorized,
   36,463,219 shares issued and 33,354,574 shares outstanding         286,037
Common stock in treasury, at cost - 208,645 shares                   (101,820)
Minority interest                                                      35,000
Additional paid-in capital                                         15,184,331
Accumulated deficit                                                (5,488,807)
                                                               --------------

Total stockholders' equity                                          9,916,128
                                                               --------------

Total liabilities and stockholders' equity                     $  181,033,434
                                                               ==============

        The accompanying notes are an integral part of the consolidated financial statements.

                           UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended              Year Ended
                                                            December 31, 2005        December 31, 2004
                                                            -----------------        -----------------
PREMIUMS EARNED AND OTHER REVENUES:
     Premium earned, net                                     $   15,825,982             $  4,125,757
     Net investment income                                          687,085                  178,246
     Commission revenue                                           2,525,168                1,510,345
     Transaction fees                                               298,310                1,662,743
     Other revenue                                                  325,272                  521,682
                                                             --------------             ------------

          Total premiums earned and other revenues               19,661,817                7,998,773
                                                             --------------             ------------

OPERATING COSTS AND EXPENSES
     Losses and loss adjustment expenses                         9,597,984                 2,274,035
     General and administrative expenses                         4,012,391                 5,984,871
                                                             --------------             ------------

          Total operating costs and expenses                     13,610,375                8,258,906
                                                             --------------             ------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES                         6,051,442                 (260,133)
                                                             --------------             ------------
     Federal income taxes current                                   152,144                     -
     Federal income taxes deferred                                 (607,299)                    -
                                                             --------------             ------------
          Federal income taxes, net                                (455,155)                    -
                                                             --------------             ------------

NET INCOME (LOSS)                                            $    6,506,597             $   (260,133)
                                                             ==============             ============

INCOME (LOSS) PER COMMON SHARE:
     Basic                                                   $         0.20             $      (0.01)
                                                             ==============             ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                         32,807,521               30,214,169
                                                             ==============             ============

INCOME (LOSS) PER COMMON SHARE
     Diluted                                                 $         0.19             $      (0.01)
                                                             ==============             ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                                       33,945,639               30,214,169
                                                             ==============             ============

          The accompanying notes are an integral part of the consolidated financial statements.

                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                               Accumulated
                      Preferred          Common            Treasury                                              Other
                       Stock             Stock               Stock           Additional                           Comp
                                                                              Paid-in   Minority  Accumulated    Income
                  Shares  Amount   Shares      Amount   Shares     Amount     Capital   Interest   Deficit       (loss)     Total
                  ------  ------   ------      ------   ------     ------     -------   --------   -------       ------     -----
BALANCE,
January 1, 2004  138,640  $1,387  26,460,246  $215,008  208,645  $(101,820) $15,024,142  $    -  $(11,639,794) $(25,657) $3,473,266

Net loss            -       -        -            -        -          -           -           -      (260,133)      -      (260,133)

Net change in
  unrealized gains
  on available
  for sale
  securities        -       -        -            -        -          -           -           -         -        25,657      25,657
                                                                                                                         -----------

Comprehensive
loss                -       -        -            -        -          -           -           -         -           -      (234,476)

Preferred stock
dividend            -       -        -            -        -          -           -           -       (49,948)      -       (49,948)

Issuance of
common stock        -       -      5,048,529    50,485     -          -          90,265       -         -           -       140,750
                 -------  ------  ----------  --------  -------  ---------   ----------  ------   -----------   -------  -----------

BALANCE,
December 31,
2004             138,640   1,387  31,508,775   265,493  208,645   (101,820)  15,114,407       -   (11,949,875)      -     3,329,592
                 -------  ------  ----------  --------  -------  ---------   ----------  ------   -----------   -------  -----------

Net income (loss)   -       -        -            -        -          -           -      (4,421)    6,511,018       -     6,506,597

Net change in
  unrealized gains
  on available for
  sale
  securities        -       -        -            -        -          -           -           -         -           -           -
                                                                                                                         -----------

Comprehensive
income              -       -        -            -        -          -           -           -         -           -     6,506,597

Minority
interest            -       -        -            -        -          -           -      39,421         -           -        39,421

Preferred
stock dividend      -       -        -            -        -          -           -           -       (49,950)      -       (49,950)

Issuance of
common stock        -       -      2,054,444    20,544     -          -          69,924       -         -           -        90,468
                 -------  ------  ----------  --------  -------  ---------   ----------  ------   -----------   -------  -----------

BALANCE,
December 31,
2005             138,640  $1,387  33,563,219  $286,037  208,645  $(101,820) $15,184,331 $35,000   $(5,488,807)  $   -   $ 9,916,128
                 =======  ======  ==========  ========  =======  =========  =========== =======   ===========   =======  ===========

                         The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended              Year Ended
                                                 December 31, 2005       December 31, 2004
                                                 -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income:
     Net income                                       6,511,018                 (260,133)
     Minority interest                                   (4,421)                    -
                                                  --------------           ---------------
Net income (loss)                                 $   6,506,597            $     (260,133)

     Adjustments to reconcile net income (loss)
          to cash provided by operations:
     Amortization and depreciation                      377,748                   390,247
     Loss on disposal of assets                            -                      (19,280)
     Issuance of common stock                            90,468                   140,750
Net change in assets and liabilities relating to
operating activities:
     Prepaid reinsurance premiums and reinsurance
          recoverable                               (34,464,485)              (62,635,844)
     Premiums and other receivables                  (4,956,387)                   19,078
     Deferred taxes                                    (607,299)                     -
     Other assets                                        31,246                  (793,831)
     Reinsurance payable                             21,379,423                17,937,096
     Deferred ceding commission                       1,043,544                      -
     Accounts payable                                (1,579,148)                2,345,857
     Other accrued expenses                           3,024,756                   789,224
     Unpaid losses and loss adjustment expenses       9,128,004                50,191,080
     Unearned premiums                               27,000,144                 7,784,285
                                                  --------------           ---------------

Net cash provided by operating activities            26,974,611                15,888,529
                                                  --------------           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                              (302,907)                  (23,888)
     Proceeds from sale of equity securities
          available for sale                               -                      194,976
     Proceeds from maturities of debt securities
          held to maturity                                 -                      100,000
     Purchase of real estate                               -                   (1,680,001)
     Building improvements                           (1,514,226)                     -
     Sale of real estate                                   -                      140,022
                                                  --------------           ---------------

Net cash used in investing activities                (1,817,133)               (1,268,891)
                                                  --------------           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividend                           (49,950)                  (49,948)
     Payments on loans payable                         (591,730)                 (797,412)
     Proceeds from loans payable                      1,039,938                   660,023
     Minority interest                                   39,421                      -
                                                  --------------           ---------------

Net cash provided by (used in) financing
     activities                                         437,679                  (187,337)
                                                  --------------           ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS            25,595,157                 14,432,301

CASH AND CASH EQUIVALENTS, Beginning of year         22,443,579                 8,011,278
                                                  --------------           ---------------

CASH AND CASH EQUIVALENTS, End of year            $  48,038,736            $   22,443,579
                                                  ==============           ===============

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

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998, and Coastal Homeowners Insurance Specialists, Inc. was incorporated in Florida on July 2, 2001, each as wholly owned subsidiaries of Universal Insurance Holdings, Inc. to solicit voluntary business and to generate commission revenue. These entities are a part of the Company's agency operations, which seek to generate income from commissions, premium financing referral fees and the marketing of ancillary services. In addition, Capital Resources Group, LTD. was incorporated in the British Virgin Islands on June 2, 2000 as a subsidiary of the Company to participate in contingent capital products. The Company has also formed a claims adjusting company, Universal Adjusting Corporation, which was incorporated in Delaware on August 9, 1999. Universal Adjusting Corporation currently has claims authority for UPCIC.

ONLINE COMMERCE OPERATIONS

The Company has also formed subsidiaries that specialize in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. is a network of Internet insurance agencies. As of December 31, 2005, insurance agencies have been established in 22 states. None of these agencies are currently active as the Company changed its focus to selling leads to other companies and independent agents. During the fourth quarter of 2005, the Company decided to stop generating new business for its online commerce operations and focus on its core operations.

CORPORATE AND OTHER OPERATIONS

During 2001, the Company formed Tiger Home Services, Inc., which furnished pool services to homeowners until the operation was sold during the second quarter of 2005.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Universal Insurance Holdings, Inc., its wholly owned subsidiary, Universal Property & Casualty Insurance Co. and other wholly owned entities, Sterling Premium Finance Company, which is wholly owned by certain officers of the Company and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. The Company and its subsidiaries operated principally in two business segments consisting of insurance and online commerce during each period reported in the accompanying consolidated financial statements, based upon management reporting.

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

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts, after intercompany eliminations, of the Company and its subsidiaries and, beginning in 2005, Sterling Premium Finance Company, which is consolidated in accordance with FASB Interpretation No. 46(R), CONSOLIDATED OF VARIABLE INTEREST ENTITIES ("FIN 46R"). FIN 46R requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses if they occur, received a majority of the entity's expected residual returns if they occur, or both.

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

INVESTMENTS IN REAL ESTATE. Investments in real estate are reported at the lower of cost or appraised value. Real estate represents a building purchased by UPCIC that the Company uses as its home office. Depreciation is provided on the straight-line basis over twenty-seven-and-one-half years. Real estate activity also includes residential properties rented for the production of income until they were sold during 2004. These properties were purchased in prior years in connection with the settlement of certain claims. The properties were depreciated on the straight-line basis over twenty-seven-and-one-half years until the date of sale.

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

RECOGNITION OF TRANSACTION FEE REVENUE. Transaction fee revenue, which is comprised of revenue from the selling of insurance leads is recognized as income upon sale of the lead. Effective November 2004, for most customers payment was required in advance of distribution of the leads. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

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

PROVISION FOR PREMIUM DEFICIENCY. It is the Company's policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accrual for premium deficiency was considered necessary as of December 31, 2005.

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

     Premiums and other receivables, reinsurance recoverables and accounts payable: the carrying amounts reported in the consolidated balance sheet for premiums and other receivables, reinsurance recoverables and accounts payable approximate their fair value due to their short-term nature.

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

STOCK OPTIONS. The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares as of the grant date. The Company has elected to apply Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock options granted to employees and directors, and SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equals the market price of underlying stock on the date of the grant, no compensation expense is recognized. The Company expenses the fair value (determined as of the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. The Company has adopted the disclosure only provisions of SFAS No. 123. (See Note 12).

                                             Year Ended           Year Ended
                                          December 31, 2005    December 31, 2004
                                          -----------------    -----------------

     Net income (loss):
       As reported                         $ 6,506,597            $ (260,133)
       Compensation expense (fair value)       (32,775)              (97,233)
                                           ------------           -----------
       Pro forma                           $ 6,473,822            $ (357,366)
     Net income (loss) per share:
     Basic
       As reported                         $      0.20            $    (0.01)
       Compensation expense                       0.00                  0.00
                                           ------------           -----------
       Pro forma                           $      0.20            $    (0.01)
     Diluted
       As reported                         $      0.19            $    (0.01)
       Compensation expense                       0.00                  0.00
                                           ------------           -----------
     Pro forma                             $      0.19            $    (0.01)


STATUTORY ACCOUNTING. UPCIC prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the Office of Insurance Regulation of the State of Florida. Effective January 1, 2001, the Office of Insurance Regulation of the State of Florida required that insurance companies domiciled in the State of Florida prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual (the "Manual"), as modified by the Office of Insurance Regulation of the state of Florida. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC as of December 31, 2005, and the results of its operations and its cash flow, for the year then ended have been determined in accordance with statutory accounting principles. These principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from accounting principles generally accepted in the United States of America (GAAPUSA). Accordingly, this report contains certain non GAAPUSA financial disclosures.

NEW ACCOUNTING PRONOUNCEMENTS. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This statement, which is effective for years ending after December 15, 2002, amends Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. However, the enhanced disclosure provisions as defined by SFAS No. 148 which became effective in the first quarter of 2005 have been implemented. In December 2005, the FASB issued SFAS No. 123 (revised 2005) ("SFAS No. 123R") SHARE-BASED PAYMENT, which replaces SFAS. No. 123 and supersedes APB No. 25. As a result of SFAS No. 123R, the Company will be required to recognize the cost of its stock options as an expense in the consolidated statement of operations beginning in the first quarter of 2006. The Company has determined that the impact that the adoption of SFAS No. 123R will have on the consolidated results of operations is immaterial.

RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 3 - INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the JUA. UPCIC received the unearned premiums and began servicing the policies. Subsequently, UPCIC renewed a large number of these policies while commencing solicitation of business in the voluntary market through independent agents. Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. Accordingly, UPCIC determines unearned premiums by calculating the pro rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. As of December 31, 2005, the Company has direct unearned premiums of $50,890,005.

NOTE 4 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2005 was approximately $14.6 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

QUOTA SHARE

Effective June 1, 2005, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, through May 31, 2005, UPCIC cedes 55% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 31% of ceded gross written premiums. Effective December 1, 2005, UPCIC entered into a second quota share reinsurance treaty with one of the reinsurers on the earlier treaty. Under the second quota share treaty, UPCIC cedes an additional 25% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 35% of ceded gross written premiums through May 31, 2006. For the year ended December 31, 2004, UPCIC ceded 90% of gross written premiums, losses and loss adjustment expenses during the first five months of 2004 for all policies except for new and renewal without wind risk business with policy effective dates of June 1, 2003 and after with a ceding commission equal to 28% of ceded gross premiums written versus 80% of policies with coverage for wind risk during the remaining seven months of 2004 and the first five months of 2005. In addition, the quota share treaties effective June 1, 2005 and December 1, 2005 have a limitation for any one occurrence of $3,000,000. During the prior contract year, the limitation for any one occurrence was $2,000,000.

EXCESS PER RISK

Effective June 1, 2005 and 2004, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $5,200,000 aggregate limit applies to the term of the contract. Effective June 1, 2005 and 2004, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 for each property loss. A $2,100,000 aggregate limit applies to the term of the contract.

EXCESS CATASTROPHE

The excess catastrophe reinsurance agreement provides four layers of excess catastrophe coverage of $22,200,000 in excess of $2,000,000 as of June 1, 2004 as follows:

                         First Layer      Second Layer      Third Layer         Fourth Layer
                         -----------      ------------      -----------         ------------
Coverage                 $3,000,000 in    $5,000,000 in     $7,500,000 in       $6,700,000 in
                         excess of        excess of         excess of           excess of
                         $2,000,000       $5,000,000 each   $10,000,000 each    $17,500,000 each
                         each loss        loss occurrence   loss occurrence     loss occurrence
                         occurrence

Deposit premium          $1,020,000       $1,337,500        $1,425,000          $770,500

Minimum premium          $816,000         $1,070,000        $1,140,000          $616,400

Premium rate -% of       0.0213%          0.028%            0.0307%             0.016%
total insurance value

The catastrophe contract contained one reinstatement. Effective June 1, 2004, under separate excess catastrophe contracts, UPCIC obtained catastrophe coverage of $22,200,000 in excess of $2,000,000 covering third and fourth events and catastrophe coverage of $15,500,000 in excess of $2,000,000 covering fifth and six events as follows:

Third and Fourth Event

                         First Layer      Second Layer      Third Layer         Fourth Layer
                         -----------      ------------      -----------         ------------
Coverage                 $3,000,000 in    $5,000,000 in     $7,500,000 in       $6,700,000 in
                         excess of        excess of         excess of           excess of
                         $2,000,000       $5,000,000 each   $10,000,000 each    $17,500,000 each
                         each loss        loss occurrence   loss occurrence     loss occurrence
                         occurrence

Minimum premium          $255,000         $325,000          $356,250            $300,000

Maximum premium          $1,050,000       $1,375,000        $1,500,000          $1,500,000


Fifth and Sixth Event

                     First Layer      Second Layer          Third Layer
                     -----------      ------------          -----------

Coverage             $3,000,000 in    $5,000,000 in excess  $7,500,000 in excess
                     excess of        of  $5,000,000 each   of $10,000,000 each
                     $2,000,000 each  loss occurrence       loss occurrence
                     loss occurrence

Minimum premium      $300,000         $375,000                $375,000

Maximum premium      $825,000         $1,000,000              $1,200,000

Effective June 1, 2005, UPCIC revised and enhanced its excess catastrophe reinsurance program. The excess catastrophe reinsurance agreement provides four layers of excess catastrophe coverage of $46,000,000 in excess of $3,000,000 as of December 31, 2005 as follows:

                         First Layer      Second Layer      Third Layer         Fourth Layer
                         -----------      ------------      -----------         ------------
Coverage                 $13,000,000 in   $9,500,000 in     $10,000,000 in      $13,500,000 in
                         excess of        excess of         excess of           excess of
                         $3,000,000       $16,000,000       $25,500,000 each    $35,500,000 each
                         each loss        each loss         loss occurrence     loss occurrence
                         occurrence       occurrence

Deposit premium          $4,290,000       $2,090,000        $1,400,000          $1,012,500

Minimum premium          $3,432,000       $1,672,000        $1,120,000          $810,000

Premium rate -% of       0.050%           0.024%            0.016%              0.012%
total insurance value

Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event, which occurs within the area of one state of the United States or province of Canada and states or provinces contiguous thereto and to one another.

Effective June 1, 2004, UPCIC entered a reimbursement agreement with the Florida Hurricane Catastrophe Fund (the "Fund"), which is administered by the Florida State Board of Administration. Under the reimbursement agreement, the Fund would reimburse the Company, with respect to each loss occurrence during the contract year (June 1, 2004 to May 31, 2005) for 90% of the ultimate loss paid by the Company in excess of the Company's retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. The Fund provided UPCIC with coverage of $59,469,000 in excess of $17,812,000. The premium for this coverage was $2,453,238. Effective June 1, 2005, UPCIC entered a subsequent reimbursement agreement with the Fund under the same terms through May 31, 2006. The Fund has provided UPCIC with coverage of $85,333,000 in excess of $26,827,000 as of December 31, 2005. The premium for this coverage was $4,266,662. If needed to meet reimbursement obligations to reinsurers, the Fund would assess homeowners' insurers and certain other types of insurers writing business in the state of Florida. Florida law allows insurers to make rate filings to pass these assessments to policyholders.

For the 2004 hurricane season, Universal Insurance Holdings, Inc. purchased financial protection with a limit of $5.5 million against any diminution in value of its subsidiary insurance operations attributable to catastrophe losses exceeding specified reinsurance limits. Universal Insurance Holdings, Inc. assigned its right to proceeds under this contract to UPCIC. For the 2005 hurricane season, the Company purchased the same financial protection, the proceeds of which are also being used as a guarantee for promissory notes issued to two private investors for the aggregate principal sum of $1,000,000.

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and loss adjustment expenses ("LAE") are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

The preceding reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                              Year Ended                                  Year Ended
                           December 31, 2005                           December 31, 2004
                           -----------------                           -----------------
                                             Loss and Loss                                Loss and Loss
                Premiums       Premiums       Adjustment      Premiums      Premiums        Adjustment
                Written         Earned         Expenses       Written        Earned          Expenses
                -------         ------         --------       -------        ------          --------
Direct       $ 88,701,123    $ 61,700,978    $91,540,103    $41,120,962   $ 33,219,781    $154,169,550

Ceded         (67,094,245)    (45,874,996)   (81,942,119)   (35,472,414)   (29,094,024)   (151,895,515)
             -------------   -------------   ------------   ------------   ------------   -------------
Net          $ 21,606,878    $ 15,825,982    $ 9,597,984    $ 5,648,548    $ 4,125,757    $  2,274,035
             =============   =============   ============   ============   ============   =============

Other amounts:
                                                              December 31, 2005
                                                              -----------------
Reinsurance recoverable on unpaid losses
 and loss adjustment expenses                                   $60,859,231
Reinsurance recoverable on paid losses                            5,721,455
Other reinsurance receivables                                    13,710,422
Unearned premiums ceded                                          41,646,760
                                                                 ----------
Prepaid reinsurance premiums and reinsurance
 recoverable                                                   $121,937,868
                                                               ------------

Reinsurance premium and funds held payable                      $44,452,353
                                                               ============

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC. UPCIC evaluates the similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Two reinsurers have unsecured balances greater than 10% of the total amount of prepaid reinsurance premiums and reinsurance recoverables as of December 31, 2005. The balances for these reinsurers are $25,386,154 which is with the Florida Hurricane Catastrophe Fund, and $31,146,891 with a domestic reinsurer rated by A.M. Best A+ (superior). As of December 31, 2005, UPCIC has reinsurance contracts with various reinsurers, all rated A- or better by A. M. Best at the time of placement, located throughout the United States and internationally. UPCIC believes that this distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

NOTE 5 - INVESTMENTS

Major categories of net investment income are summarized as follows:

                                        December 31, 2005     December 31, 2004
                                        -----------------     -----------------

Debt securities held-to-maturity            $     -              $   3,957
Common stocks                                     -                 45,180
Cash and cash equivalents                     930,387              274,184
Real estate                                       -                (87,982)
                                           ----------            ----------
                                              930,387              235,339
Investment expenses                           243,302               57,093
                                           ----------            ----------
                                            $ 687,085            $ 178,246
                                           ==========            ==========

Proceeds from the sale of equity securities during 2005 and 2004 were $0 and $194,976 respectively. Gross gains on the sale of securities during 2005 and 2004 were $0 and $45,180, respectively. Gross losses on the sale of securities during 2005 and 2004 were $0 and $0, respectively.

The aggregate amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value as of December 31, 2005 for available-for-sale and held-to-maturity securities by major security type are as follows:

                                    Cost or           Gross               Gross           Fair
                                 Amortized Cost  Unrealized Gains   Unrealized Losses     Value
                                 --------------  ----------------   -----------------     -----
Available-for-sale securities:
Cash and cash equivalents        $ 48,038,736      $          -       $           -    $48,038,736
Equity securities                           -                 -                   -              -
                                 ------------      ------------       -------------    -------------
  Total                          $ 48,038,736      $          -       $           -    $48,038,736
                                 ============      ============       =============    =============

As of December 31, 2005, the Company had no held-to-maturity securities with maturities due after one year.

As of December 31, 2005, short-term investments with a carrying value of $1,500,000 were on deposit with regulatory authorities.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 consisted of the following:

Computers                                      $   114,680
Furniture                                          254,136
Automobiles and equipment                          518,220
Software                                         1,061,287
                                               ------------
Total cost                                       1,948,323
Less: Accumulated depreciation
 and amortization                               (1,059,991)
                                               ------------
Net carrying value                             $   888,332
                                               ============


Land                                           $   270,000
Building                                         1,410,000
Capital Improvements                             1,514,227
                                               ------------

Total Cost                                       3,194,227
Less:  Accumulated depreciation                    (53,168)
                                               ------------
Net carrying value                             $ 3,141,059
                                               ============

Depreciation of real estate was $53,168 in 2005. Depreciation and amortization of property and equipment was $377,748 and 390,247 during 2005 and 2004, respectively.

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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC's policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During 2005, Florida experienced three windstorms catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. During 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan, and Jeanne) which resulted in losses. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2005 was approximately $14.6 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 4.

     Management believes that the liabilities for claims and claims expense as of December 31, 2005 is appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company's financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company's financial statements.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:


     Balance at beginning of year        $57,871,952               $ 7,680,872

     Less reinsurance recoverable        (56,292,041)               (6,329,872)
                                         ------------              ------------

     Net balance at beginning of year      1,579,911                 1,351,000
                                         ------------              ------------

     Incurred related to:
       Current year                        7,048,934                 2,218,555
       Prior years                         2,549,050                    55,480
                                         ------------              ------------
     Total incurred                        9,597,984                 2,274,035
                                         ------------              ------------

     Paid related to:
       Current year                        3,821,743                 1,496,024
       Prior years                         1,215,427                   549,100
                                         ------------              ------------
     Total paid                            5,037,170                 2,045,124
                                         ------------              ------------

     Net balance at end of year            6,140,725                 1,579,911
       Plus reinsurance recoverable       60,859,231                56,292,041
                                         ------------              ------------

     Balance at end of year              $66,999,956               $57,871,952
                                         ============              ============

The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2005 were increased in the current year by $2,549,050 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2004 were increased by $55,480 for claims that had occurred on or before the previous year balance sheet date. This unfavorable loss emergence resulted principally from settling homeowners losses established in the prior year for amounts that were more than expected. There can be no assurance that the Company's unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from the Company's unpaid losses and LAE as of December 31, 2005. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

NOTE 8 - LOANS PAYABLE

During 2003, the Company purchased software for $520,000. Management believes the software will assist it in reducing overall management expenses versus the previous outside vendor agreement. The final installment payment on the software of $150,000 was paid in March 2005.

Loans payable as of December 31, 2005 also consists of the following bank loans secured by the respective assets: a boat loan for $80,697 principal due in May 2011, with interest paid monthly at 8.8%, and several vehicle loans totaling $38,489 principal due from January 2005 to March 2008, with interest paid monthly ranging from 5.6% to 10%. Other loans with vendors and private investors amounted to $1,032,901 as of December 31, 2005. Loans with vendors and private investors are primarily short-term loans utilized for working capital. As noted in Note 4, two promissory notes from two private investors with an aggregate principal sum of $1,000,000 are guaranteed under a financial protection contract. In addition, the Company granted certain vendors and private investors warrants in connection with the short-term loans (see Note 12).

Loan repayments are due as follows as of December 31, 2005:

       2006             $ 766,885
       2007               324,108
       2008                16,465
       2009                15,017
       2010                16,747
 Thereafter                12,865
                      ------------
                      $ 1,152,087
                      ============

NOTE 9 - REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive regulation by the OIR. The Florida Insurance Code (the "Code") requires that UPCIC maintain minimum statutory surplus of $4,000,000. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the state of Florida.

UPCIC's statutory surplus as of December 31, 2005 is $11,111,458 and its statutory net income (loss) for the years ended December 31, 2005 and 2004 was $2,257,622 and $(1,802,644), respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance, reinsurance negotiations and administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary of the Company and unaffiliated third parties.

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO and Senior Vice President of UPCIC. During 2005 and 2004, the Company expensed claims adjusting fees of $1,075,188 and $1,092,851, respectively, to Dennis Downes and Associates. As of December 31, 2005, the Company had accrued adjusting fees of $95,221 to Dennis Downes and Associates.

During 2005, Sean P. Downes filed a claim on his homeowner's policy issued by UPCIC as a result of damage incurred during Hurricane Wilma. UPCIC handled the claim in the ordinary course of its business and has made a loss payment to Mr. Downes in the amount of $214,409.

In July 2004, the Company borrowed monies from a private investor in the amount of $175,000 for working capital. In August 2005, this individual's son, Michael
P. Moran, became UPCIC's Vice President of Claims. The loan was paid off in January 2006.

NOTE 11- INCOME TAX PROVISION

Since its inception, the Company has incurred cumulative tax operating losses. Therefore, the Company has not incurred any significant income tax liabilities during that time. As of December 31, 2005, the Company had net operating loss carryforwards totaling approximately $1,590,000 which are available to offset future taxable income, if any, through 2023.

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2005 and 2004:

                                           2005        2004
                                           ----        ----
Statutory federal income tax rate          35.0%      (34.0%)
Increases (decreases) resulting from:
Utilization of  net operating loss
  carry forward                           (28.5%)       0.0%
Change in valuation allowance             (15.6%)      34.0%
Deferred taxes                            (10.1%)       0.0%
Insurance reserve discount                  9.1%        0.0%
Alternative minimum tax                     2.5%        0.0%
                                          --------    --------

Effective tax rate                         (7.6)%        -
                                          ========    ========

Deferred income taxes as of December 31, 2005 are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

       Deferred income tax assets:
                  Net operating loss carryforward        $   556,328
                  Unearned premiums                          647,027
                  Unpaid losses                              199,213
                                                         ------------
                                                           1,402,568
                                                         ------------

       Deferred income tax liabilities:
                  Property and equipment                    (187,970)
                                                         ------------

       Net deferred income tax asset                       1,214,598
       Less: valuation allowance                            (607,299)
                                                         ------------
       Net deferred income tax asset                     $   607,299
                                                         ============

A valuation allowance is deemed appropriate because management believes that there is the possibility that the Company will not generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

The remaining net operating loss carryforwards will expire as follows:

          Expiration

              2021                           911,000
              2022                           502,000
              2023                           177,000
                                         -----------
                                         $ 1,590,000

NOTE 12 - STOCKHOLDERS' EQUITY

CUMULATIVE PREFERRED STOCK

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

A summary of the option activity for the years ended December 31, 2005 and 2004 is presented below:

                                                           Options Exercisable                Weighted
                                                           -------------------                Average
                                    Number            Option Price per Share       Number     Exercise
                                   of Shares       Low       High     Weighted   of Shares     Price
                                   ---------       ---       ----     --------   ---------     -----
Outstanding January 1, 2004        7,032,999      $ 0.04    $ 3.88     $ 1.14    7,032,299     $ 1.14
Issued                             1,000,000      $ 0.06    $ 0.06     $ 0.06
                                  -----------
Outstanding December 31, 2004      8,032,999      $ 0.04    $ 3.88     $ 1.00    8,032,999     $ 1.00
Cancelled                           (517,999)     $ 0.50    $ 3.88     $ 1.66
                                  -----------
Outstanding December 31, 2005      7,515,000      $ 0.04    $ 1.87     $ 0.95    7,515,000     $ 0.95
                                  ===========

The weighted average remaining contractual life on the 7,515,000 options outstanding and exercisable as of December 31, 2005 was 2.8 years.

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

A summary of the option activity of the Tigerquote.com Plan for the years ended December 31, 2005 and 2004 is presented below:

                                                           Options Exercisable               Weighted
                                                           -------------------                Average
                                    Number           Option Price per Share       Number     Exercise
                                   of Shares       Low       High     Weighted   of Shares     Price
                                   ---------       ---       ----     --------   ---------     -----
Outstanding January 1, 2004         835,000      $ 0.50     $ 0.50     $ 0.50     835,000     $ 0.50
Granted                                -         $  -       $  -       $  -
                                   --------
Outstanding December 31, 2004       835,000      $ 0.50     $ 0.50     $ 0.50     835,000     $ 0.50
Granted                                -         $  -       $  -       $  -
                                   --------
Outstanding December 31, 2005       835,000      $ 0.50     $ 0.50     $ 0.50     835,000     $ 0.50
                                   ========


The  weighted  average  remaining   contractual  life  on  the  850,000  options
outstanding and exercisable as of December 31, 2005 was 4.25 years.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   Option   Pricing  Model  with  the  following   weighted-average
assumptions:

                                            Year Ended            Year Ended
                                         December 31, 2005     December 31, 2004
                                         -----------------     -----------------

         Dividend yield                         N/A                   0%
         Expected life of option                N/A                   5
         Risk free interest rate                N/A                  6.5%
         Expected volatility                    N/A                 154.5%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value per option granted during the year ended December 31, 2004 was $0.056. There were no options granted in 2005.

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

WARRANTS

A summary of the warrant activity for the years ended December 31, 2005 and 2004 is presented below:

                                               Warrants Exercisable
                                               --------------------
                                                                                 Weighted    Weighted
                                                                                  Average     Average
                                    Number           Warrant Price per Share       Number     Exercise
                                   of Shares       Low       High     Weighted   of Shares     Price
                                   ---------       ---       ----     --------   ---------     -----
Outstanding January 1, 2004        2,643,652      $ 0.03    $ 4.25     $ 1.47    2,643,652    $ 1.47
Granted                              425,000      $  -      $  -       $  -
                                 ------------
Outstanding December 31, 2004      3,068,652      $ 0.03    $ 4.25     $ 1.27    3,068,652    $ 1.27
Granted                              200,000      $ 0.05    $ 0.05     $ 0.05
Cancelled                         (1,336,646)     $ 1.00    $ 4.25     $ 2.29
                                 ------------
Outstanding December 31, 2005      1,932,006      $ 0.03    $ 3.00     $ 1.11    1,932,006    $ 1.11
                                 ============

The following table summarizes the information about warrants outstanding as of December 31, 2005:

                Warrants Outstanding and Exercisable
                 ------------------------------------

                                    Weighted Average
                                        Remaining            Weighted
    Range of           Number       Contractual Life         Average
Exercise Prices     Outstanding        (in years)         Exercise Price
---------------     -----------        ----------         --------------
 $0.03 - $1.25       1,906,700              2.2                $0.59
     $3.00              25,306              0.02               $3.00
                    -----------
                     1,932,006
                    ===========

OTHER STOCK ISSUANCES

In May 2005, the Company issued 860,000 shares of Common Stock to Bradley I. Meier, the Company's President and CEO, in conjunction with an amendment approved by the Board of Directors to Mr. Meier's employment agreement whereby Mr. Meier elected to receive shares of Common Stock in lieu of $21,500 in accrued salary. The shares were issued at a discount to current market value, which discount was intended to take into account the restricted and controlling person status of the shares and to reflect the lack of liquidity of the shares. Mr. Meier acquired the shares in a private transaction performed in accordance with the terms of the amendment and pursuant to Section 4(2) of the Securities Act of 1933, as amended. In January and May of 2005, Sean P. Downes, COO and Senior Vice President of the Company, elected to receive an aggregate of 1,044,444 shares of Common Stock in lieu of $25,000 in salary and bonus. The shares were issued at a discount to current market value, which discount was intended to take into account the restricted and controlling person status of the shares and to reflect the lack of liquidity of the shares. Mr. Downes acquired the shares in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in 2005, pursuant to Section 4(2) of the Securities Act of 1933, as amended, James M. Lynch, CFO of the Company, was granted 50,000 shares of Common Stock, valued at $3,000, in recognition of service to the Company. In addition, in February 2005, the Company issued 100,000 shares of restricted Common Stock to a private investor in connection with a $100,000 loan made to the Company in September 2004.

During the year ended December 31, 2004, the Company issued 2,823,529 shares of Common Stock in conjunction with an amendment approved by the Board of Directors to the employment agreement between the Company and Bradley I. Meier whereby Mr. Meier elected to receive shares of Common Stock in lieu of $72,000 in accrued salary. The shares were issued at a discount to current market value, which discount was intended to take into account the restricted and controlling person status of the shares and to reflect the lack of liquidity of the shares. The shares were issued to Mr. Meier in a private transaction performed in accordance with the terms of the amendment and pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in April 2004, Sean P. Downes elected to receive 2,000,000 shares of Common Stock in lieu of a $50,000 bonus. The shares were issued at a discount to current market value, which discount was intended to take into account the restricted and controlling person status of the shares and to reflect the lack of liquidity of the shares. The shares were issued to Mr. Downes in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in 2004, pursuant to Section 4(2) of the Securities Act of 1933, as amended, Patric Allan, former CEO of Tigerquote.com, was granted 100,000 shares of Common Stock, valued at $10,000, consistent with the terms of his employment with the Company, and Janet Conde, Human Resources Director of the Company, was granted 125,000 shares of Common Stock, valued at $8,750 in recognition of service to the Company. Patric Allan subsequently forfeited his right to receive the 100,000 shares in connection with the settlement of a dispute with the Company and the shares were never issued.

At the Company's Annual Meeting of Shareholders held on December 7, 2005, the shareholders voted to amend the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 40,000000 to 50,000,000 shares.

STOCK GRANTOR TRUST

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust ("SGT") to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2,900,000 shares of Company Common Stock. In exchange, the SGT has delivered $29,000 and a promissory note to the Company for approximately $2,320,000 which together represents the purchase price of the shares. Amounts owed by the SGT to the Company will be repaid by cash received by the SGT, which will result in the SGT releasing shares to satisfy Company obligations for stock options. The consolidated financial statements include the accounts of the SGT.

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

     As of January 1, 2005, the Company entered into a four-year employment agreement with Sean P. Downes, the Company's Senior Vice President and Chief Operating Officer. Under the terms of the employment agreement, Mr. Downes will devote substantially all of his time to the Company and will be paid a base salary of $350,000 per year which shall be increased by 20% each year beginning with the first anniversary of the effective date. Additionally, pursuant to the employment agreement, and during each year thereof, Mr. Downes will be entitled to a bonus equal to 3% of pretax profits. The employment agreement with Mr. Downes contains non-competition and non-disclosure covenants. The employment agreement for Mr. Downes also contains provisions regarding pay and benefits upon certain termination and Change in Control events (as such term is defined in the employment agreement) which are normally found in executive employment agreements. If Mr. Downes is terminated for "cause" (as such term is defined in the employment agreement), any accrued but not paid benefits shall no longer be an obligation of the Company. If a Change of Control occurs, Mr. Downes is entitled to salary and bonus for one year in a lump sum and all options or warrants granted to Mr. Downes shall immediately vest and become exercisable. In addition, there shall be no automatic extension of the term of the agreement, or the agreement itself, unless extended in accordance with the term of the agreement or by written instrument executed by the Company and approved by the Board of Directors of the Company. Under the terms of Mr. Downes's employment agreement, the Company may grant him options or warrants to purchase the Company's Common Stock. During the year ended December 31, 2005, Mr. Downes converted salary and accrued vacation into 1,044,444 shares of Common Stock. The shares were issued to Mr. Downes in private transactions performed in accordance with the terms of the amendments and pursuant to Section 4(2) of the Securities Act of 1933, as amended.

OPERATING LEASE

The Company has leased certain computer equipment and software under a master equipment lease agreement with Relational Funding, Inc. with an original equipment cost of $529,730. The following is a schedule of future minimum rental payments required under the non-cancelable operating lease as of December 31, 2005:

     2006             $ 177,575
     2007               114,200
     2008                56,948
                      ----------
                      $ 348,723
                      ==========

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

On July 2, 2004, the Company and its subsidiary Tigerquote.com Insurance and Financial Services Group, Inc. settled a dispute with former employee Patric Allan. The subsidiary filed suit against Mr. Allan on June 12, 2004 in the United States District Court for the Southern District of Florida. The suit alleged that Mr. Allan breached his employment agreement with the subsidiary by failing to perform his duties for an extended period and by establishing a competing business while employed by the subsidiary. The former employee filed a separate action in the Superior Court in and for Maricopa County, Arizona, alleging that the subsidiary and the Company breached the employment agreement and caused emotional distress to the former employee. Both actions were dismissed pursuant to the settlement agreement entered into as of July 2, 2004. Among its provisions, the settlement agreement specified that the Company and the subsidiary pay Mr. Allan $92,292 in relation to a non-compete agreement and transfer ownership of an Arizona-based insurance agency affiliate to Mr. Allan.

On February 7, 2005, Marty Steinberg as a court appointed receiver for the entities consisting of Lancer Management Group LLC, Lancer Management Group II LLC, Lancer Offshore Inc., Omnifund Ltd., LSPV Inc., LSPV LLC, Alpha Omega Group Inc. and G.H. Associates LLC (collectively the "Lancer Entities") filed suit against Alfred Taubman, Anthony Cullen, British American Racing, Centrack International, Inc., Kuwait & Middle East Financial Investment Co., Liberty International Asset Management, Macroview Investments Limited, Opus Portfolio Ltd., Reva Stocker, Roger Dodger, LLC, Signet Management Limited, Thornhill Group Inc. Trust, World Class Boxing and the Company (collectively the "Defendants") in the United States District Court for the Southern District of Florida. The Company received the notice of suit by mail on September 8, 2005. The suit alleged that the Lancer Entities fraudulently transferred funds to the Defendants and that the transfers unduly enriched the Defendants. The receiver asked the Company to pay $658,108. The Company had no record of the alleged transfers and vigorously defended the suit. The lawsuit has since been dismissed with prejudice by the receiver.

NOTE 15 - EARNINGS PER SHARE

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income (loss) for the years ended December 31, 2005 and 2004.

Options and warrants totaling 7,208,483 and 1,668,729 respectively were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the year ended December 31, 2005.

Options and warrants totaling 7,923,469 and 3,068,652, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the year ended December 31, 2004.

                                                     Year Ended                          Year Ended
                                                 December 31, 2005                    December 31, 2004
                                                 -----------------                    -----------------
                                       Income                                  Loss
                                    Available to                           Available to
                                       Common                                 Common
                                    Stockholders              Per Share    Stockholders              Per Share
                                       Amount       Shares      Amount        Amount       Shares     Amount
                                       ------       ------      ------        ------       ------     ------
Net  income (loss)                   $6,506,597                             $ (260,133)
  Less: Preferred stock dividends       (49,950)                               (49,948)
                                     -----------                            -----------

Income (loss) available
  to common stockholders              6,456,647   32,807,521  $   0.20        (310,081)   30,214,169   $ (0.01)
                                                              ========                                 ========

Effect of dilutive securities:
  Stock options and warrants               -         569,793     (0.01)           -            -           -
  Preferred stock                        49,950      568,325       -              -            -           -
                                     -----------  ----------  ---------      ----------   ----------   ---------

Income (loss) available to common
  stockholders and assumed
  conversion                         $6,506,597   33,945,639  $   0.19       $ (310,081)  30,214,169   $(0.01)
                                     ===========  ==========  =========      ===========  ===========  =======

NOTE 16 - SEGMENT INFORMATION

The Company and its subsidiaries operate principally in two business segments consisting of insurance and online commerce. The insurance segment consists primarily of underwriting through UPCIC, managing general agent operations through Universal Risk Advisors, Inc., claims processing through Universal Adjusting Corporation, property inspections through Universal Inspection Corporation and marketing and distribution through Coastal Homeowners Insurance Specialists, Inc. and Universal Florida Insurance Agency, Inc. The insurance segment sells homeowners insurance and includes substantially all aspects of the insurance, distribution and claims process. The online commerce segment consists of Internet insurance leads generation through Tigerquote.com and commissions on policies placed by Tigerquote.com Insurance Solutions, Inc. During the fourth quarter of 2005, the Company closed its online commerce operations.

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

Information regarding components of operations for the year ended December 31, 2005 and 2004 follows:

                                                     Year ended December 31,
                                                  2005                     2004
                                                  ----                     ----

Total revenue
     Insurance segment                          $20,093,856         $ 6,626,669
     Online commerce segment                        294,616           1,732,480
     Corporate and other                             27,935             240,142
                                             ---------------    ----------------

            Total operating segments             20,416,407           8,599,291
     Intercompany eliminations                     (754,590)           (600,518)
                                             ---------------    ----------------

            Total revenues                      $19,661,817          $7,998,773
                                             ===============    ================


 Earnings (loss) before income taxes
     Insurance segment                           $8,915,457          $1,445,165
     Online commerce segment                       (156,658)           (397,603)
     Corporate and other                         (2,707,357)         (1,307,695)
                                             ---------------    ----------------

        Total income (loss) before  taxes        $6,051,442           ($260,133)
                                             ===============    ================

Information regarding total assets as of December 31, 2005


                                                           December 31,
                                                               2005
                                                               ----

Total assets
       Insurance segment                                    $177,695,897
       Online commerce segment                                    83,832
       Corporate and other                                     3,290,362
                                                          ---------------

            Total operating segments                        $181,070,091
Intercompany eliminations                                        (36,657)
                                                          ---------------

            Total assets                                    $181,033,434
                                                          ===============