Form 10QSB
period 2006-03-31
UNIVERSAL INSURANCE HOLDINGS INC
filed 2006-05-15
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2006

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


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 37,321,296 shares of common stock as of May 15, 2006.

      Transitional Small Business Disclosure Format  Yes __ No X_

                       UNIVERSAL INSURANCE HOLDINGS, INC.
                       ----------------------------------

                        PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of March 31, 2006 and the related condensed consolidated statements of income and cash flows for each of the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ Blackman Kallick Bartelstein, LLP

Chicago, Illinois
May 12, 2006

      The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (Unaudited)

                                      ASSETS

                                     ASSETS

Cash and cash equivalents                                                             $        50,004,298
Reinsurance recoverables                                                                      100,372,490
Premiums and other receivables                                                                  6,667,269
Real estate                                                                                     3,169,021
Property and equipment, net                                                                       809,171
Deferred income tax                                                                               408,422
Other assets                                                                                      885,473
                                                                                      -------------------

Total assets                                                                          $       162,316,144
                                                                                      ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                                            $        31,825,292
Unearned Premiums                                                                              62,850,348
Deffered ceding commission                                                                      1,597,147
Advanced premiums                                                                               2,519,622
Accounts payable                                                                                  648,017
Reinsurance payable                                                                            39,999,497
Income taxes payable                                                                            1,930,232
Dividends payable                                                                               1,488,851
Other accrued expenses                                                                          6,597,759
Loans payable                                                                                   1,109,327
                                                                                      -------------------
Total liabilities                                                                             150,566,092
                                                                                      ===================



STOCKHOLDERS' EQUITY:

Cumulative convertible preferred stock, $0.1 par value, 1,000,000 shares                            1,387
   authorized, 138,640 shares issued and outstanding, minimum liquidation preference of $1,419,700
Common stock, $.01 par value, 50,000,000 shares authorized, 36,788,219                            293,288
   shares issued and 33,679,574 shares outstanding
Common stock in treasury, at cost - 208,645 shares                                               (101,820)
Minority interest                                                                                  35,000
Additional paid-in capital                                                                     15,204,170
Accumulated deficit                                                                            (3,681,973)
                                                                                      -------------------

Total stockholders' equity                                                                     11,750,052
                                                                                      -------------------

Total liabilities and stockholders' equity                                            $       162,316,144
                                                                                      ===================

The accompanying notes to condensed consolidated financial statements and accountant's review report are an integral part of these statements.

                          UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)

                                                           Three Months Ended        Three Months Ended
                                                             March 31, 2006            March 31, 2005
                                                             --------------            --------------
PREMIUMS EARNED AND OTHER REVENUES:
   Premiums earned, net                                      $   4,285,586             $   1,197,562
   Net investment income                                           383,967                   206,415
   Commission revenue                                              920,892                   550,575
   Transaction fees                                                   -                      112,734
   Other revenue                                                    38,830                    64,349
                                                             -------------             -------------

          Total premiums earned and other revenues               5,629,275                 2,131,635
                                                             -------------             -------------
OPERATING COSTS AND EXPENSES
   Losses and loss adjustment expenses                             919,123                   162,912
   General and administrative expenses                             (80,184)                  967,706
                                                             -------------             -------------
         Total operating costs and expenses                        838,939                 1,130,618
                                                             -------------             -------------

INCOME BEFORE FEDERAL INCOME TAXES                               4,790,336                 1,001,017
                                                             -------------             -------------

   Federal income taxes current                                  1,278,865                       -
   Federal income taxes deferred                                   198,877                       -
                                                             -------------             -------------
          Federal income taxes, net                              1,477,742                       -
                                                             -------------             -------------

NET INCOME                                                   $   3,312,594             $   1,001,017
                                                             =============             =============
INCOME PER COMMON SHARE:
   Basic                                                     $        0.10             $        0.03
                                                             =============             =============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                                          33,470,000                31,778,000
                                                             =============             =============
INCOME PER COMMON SHARE
   Diluted                                                   $        0.09             $        0.03
                                                             =============             =============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                                        35,455,000                32,388,000
                                                             =============             =============
CASH DIVIDEND DECLARED PER
   COMMON SHARE                                              $        0.04              $        -
                                                             =============              ============

The accompanying notes to condensed consolidated financial statements and accountant's review report are an integral part of these statements.

                       UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                           Three Months Ended        Three Months Ended
                                                             March 31, 2006            March 31, 2005
                                                             --------------            --------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                   $   3,312,594             $   1,001,017
     Adjustments to reconcile net income
        to cash provided by operations:
     Amortization and depreciation                                 105,745                    49,473
     Issuance of common stock as compensation                       22,668                    27,999
Net change in assets and liabilities relating to
   operating activities:
     Reinsurance recovrables                                    21,565,378                16,552,391
     Premiums and other receivables                             (1,193,374)               (1,620,129)
     Deferred taxes                                                198,877                       -
     Reinsurance payable                                        (4,452,856)               (3,742,096)
     Deferred ceding commission                                    553,603                       -
     Advanced premiums                                           1,511,793                   746,566
     Accounts payable                                             (287,517)               (1,865,329)
     Taxes payable                                               1,930,232                       -
     Other accrued expenses                                      1,961,761                   738,224
     Unpaid losses and loss adjustment expenses                (35,174,664)              (32,392,516)
     Unearned premiums                                          11,960,343                 3,483,832
     Other assets                                                   60,773                   110,709
                                                             -------------             -------------
Net cash provided by (used in) operating activities              2,075,356               (16,909,859)
                                                             -------------             -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Building improvements                                         (54,546)                 (642,995)
                                                             -------------             -------------

Net cash used in investing activities                              (54,546)                 (642,995)
                                                             -------------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividend                                      (12,488)                  (12,486)
     Repayments of loans payable                                   (42,760)                 (226,851)
                                                             -------------             -------------
Net cash used in financing activities                              (55,248)                 (239,337)
                                                             -------------             -------------
NET INCREASE (DECREASE)  IN CASH AND CASH
EQUIVALENTS                                                      1,965,562               (17,792,191)

CASH AND CASH EQUIVALENTS, Beginning of period                  48,038,736                22,443,579
                                                             -------------             -------------

CASH AND CASH EQUIVALENTS, End of period                      $ 50,004,298             $   4,651,388
                                                             -------------             -------------
Non-cash items
     Declared dividends payable                               $  1,488,851             $           0
                                                             =============             =============

The accompanying notes to condensed consolidated financial statements and accountant's review report are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC") and other wholly owned entities, Sterling Premium Finance Company, which is wholly owned by certain officers of the Company and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet of the Company as of March 31, 2006, the related condensed consolidated statements of income for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005 are unaudited. There were no items comprising comprehensive income for the three months ended March 31, 2006 and 2005. Accordingly, consolidated statements of comprehensive income are not presented. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The interim financial statements reflect all adjustments (consisting primarily of normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF-BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first three months of 2006.

NEW ACCOUNTING PRONOUNCEMENTS. SFAS No.123 (Revised 2004), Share-Based Payments, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised
2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) with the cost recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period of the company's first fiscal year that begins on or after December 15, 2005 and the Company adopted the standard in the first quarter of fiscal year 2006.

On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. (SAB 107) regarding the Staff's interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff's views regarding the valuation of share-based payments arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under shared-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payments arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 12(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company adopted SAB 107 in connection with its adoption of SFAS 123(R).

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005. The Company adopted SFAS No. 154 in the first quarter of 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Management has reassessed the critical accounting policies as disclosed in our 2005 Annual Report to Stockholders on Form 10-KSB and determined that no changes, additions or deletions are needed to the policies as disclosed. Also there were no significant changes in our estimates associated with those policies.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At March 31, 2006, the Company had unearned premiums totaling $62,850,348.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 2006, deferred policy acquisition costs amounted to $0 due to the effect of deferred reinsurance commissions amounting to $1,597,147.

An allowance for uncollectible premiums receivable is established when it becomes evident that collection is doubtful, typically after 90 days past due. No allowance is deemed necessary at March 31, 2006.

Loss and loss adjustment expenses ("LAE"), less related reinsurance, are provided for as claims are incurred. The provision for unpaid loss and LAE includes: (1) the accumulation of individual case estimates for loss and LAE reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. As a result of these storms, the Company currently estimates that it incurred $64,267,953 in losses prior to reinsurance and $4,050,000 net of reinsurance.

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

ONLINE COMMERCE OPERATIONS

The Company has formed subsidiaries that were to specialize in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com was an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. was a network of Internet insurance agencies. These entities would have sought to generate income from the selling of leads and commissions on policies written. To date, insurance agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance. None of the agencies are currently active as the Company changed its focus to sell leads to other companies and independent agents. During the fourth quarter of 2005, the Company decided to stop generating new business on its direct sales operations and focus on its core operations.

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

Effective June 1, 2005, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, through May 31, 2006, UPCIC cedes 55% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 31% of ceded gross written premiums. Effective December 1, 2005, UPCIC entered into a second quota share reinsurance treaty with one of the reinsurers on the earlier treaty. Under the second quota share treaty, UPCIC cedes an additional 25% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 35% of ceded gross written premiums through May 31, 2006. In addition, the quota share treaties have a limitation for any one occurrence of $3,000,000. Effective June 1, 2005, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $5,200,000 aggregate limit applies to the term of the contract. Effective June 1, 2005, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 for each property loss. A $2,100,000 aggregate limit applies to the term of the contract.

Effective June 1, 2005, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $46,000,000 in excess of $3,000,000 covering certain loss occurrences including hurricanes. The contract contains one reinstatement. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (FHCF). The approximate coverage is estimated to be for $87,004,000 in excess of $26,827,000.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

           Three Months Ended                                            Three Months Ended
             March 31, 2006                                                 March 31, 2005
   ---------------------------------------------------  -------------------------------------------------------
                                            Loss and
          Premiums        Premiums            Loss            Premiums          Premiums      Loss and Loss
          Written          Earned           Adjustment        Written            Earned        Adjustment
          -------          ------            Expenses         -------            ------         Expenses
                                             --------                                           --------
Direct $36,844,517      $24,884,174        $6,689,110       $13,781,499       $10,254,796      $692,266
Ceded  (31,982,560)     (20,598,588)       (5,769,987)      (11,279,459)       (9,057,234)     (529,354)
       ------------     ------------       -----------      ------------       -----------     ---------
Net     $4,861,957       $4,285,586          $919,123        $2,502,040        $1,197,562      $162,912
        ==========       ==========          ========        ==========        ==========      ========


OTHER AMOUNTS:

                                                               March 31, 2006
                                                               --------------
Reinsurance recoverable on paid and unpaid losses
     and loss adjustment expenses                             $   30,350,229
Unearned premiums ceded                                           53,030,737
Other reinsurance receivable                                      16,991,524
                                                             ---------------
Reinsurance recoverable                                       $  100,372,490

        UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at March 31, 2006. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes in only ceding risks to reinsurers whom it considers to be financially sound combined with distribution of reinsurance contracts adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers. In addition, UPCIC does not have any unauthorized reinsurers which have recoverable balances that are not secured by a letter of credit or that have ceded balances payable that are greater than the amount of the recoverable.

        The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and the same cost as currently in place for UPCIC. In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, an increase in catastrophe reinsurance cost for the current year renewal is likely and could adversely effect UPCIC's results.

        In addition, effective June 1, 2006 the Company intends to reduce the rate of cession on its quota share reinsurance. Quota share reinsurance is used primarily to increase the Company's underwriting capacity and to reduce exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of the reduction of the Company's quota share reinsurance, the Company will retain and earn more premiums the Company writes but will also retain more related losses. The Company's increased exposure to potential losses could have an adverse effect on the Company's business, financial condition and results of operations. In addition, the return to the Company of previously ceded unearned premiums net of associated ceding commissions will result in a material reduction in net income in the second quarter of 2006.

        The Company may also be subject to assessments by Citizens Property Insurance Corporation, the state-run insurer of last resort and the FHCF as a result of operating deficiencies related to windstorm catastrophes. Under current regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

NOTE 4 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the three month periods ended March 31, 2006 and March 31, 2005, respectively, follows:

                                                  Three Months Ended
                                          March 31, 2006      March 31, 2005
                                          --------------      --------------
Basic EPS                                    33,470,000          31,778,000
Effect of assumed conversion of
  common stock equivalents                    1,985,000             610,000
                                         -----------------  ------------------
Diluted EPS                                  35,455,000          32,388,000


Options and warrants totaling approximately 6,148,000 and 1,232,000 respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the three months ended March 31, 2006. Options and warrants totaling approximately 7,529,000 and 2,894,000 respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the three months ended March 31, 2005. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

NOTE 5 - STOCK-BASED COMPENSATION PLANS AND WARRANTS

Effective January, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payments," and began recognizing compensation expense in its Consolidated Statements of Income for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock options grants under the recognition and measurement of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based compensation expense was reflected in the net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal or greater than the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the

Company's income before income taxes and net income for the first quarter of 2006 are $6,418 and $4,439 lower, respectively, than if it had continued to account for share-based compensation under APB 25.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans for all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing model and amortized to expense over the options' vesting periods.

                                                                     For the Quarter Ended

                                                                 March 31, 2006   March 31, 2005
                                                                 --------------   --------------
Net income reported                                               $  3,312,594     $  1,001,017
  Add:
  Total stock-based compensation expense included
  in reported net income, net of related tax effects                     4,439                -
  Deduct:
  Total stock-based compensation expense determined
  under a fair value based method, net of related tax effects           (4,439)         (13,520)
                                                                 --------------   --------------
   SFAS No 123 R pro forma net income                             $  3,312,594     $    987,497
                                                                 ==============   ==============
Pro forma earings per share
  Basic                                                                  $0.10            $0.03
                                                                 ==============   ==============
  Fully diluted                                                          $0.09            $0.03
                                                                 ==============   ==============
  Earning per share, as reported
  Basic                                                                  $0.10            $0.03
                                                                 ==============   ==============
  Fully diluted                                                          $0.09            $0.03
                                                                 ==============   ==============

At March 31, 2006, there were 7,015,000 options outstanding and currently exercisable with a weighted average remaining contract term of 2.55 years and a weighted exercise price of $0.95. There were no options exercised during the quarter ended March 31, 2006.

At March 31, 2006, there were 1,781,700 warrants outstanding and currently exercisable with a weighted average remaining contract term of 1.95 years and a weighted exercise price of $0.59. There were 325,000 warrants exercised during the quarter ended March 31, 2006.

The Company estimated the fair value of all stock options awards as of the grant date by applying the Black-Scholes-Merton option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under SFAS 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited and reflect the forfeitures as a cumulative adjustment to the pro forma expense.

In accordance with SFAS 123 (R), fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair values of options granted prior to adoption of SFAS 123 (R), of which a portion is unvested, was estimated assuming the following: weighted average expected life of five years, dividend yield of 0.0 percent, risk-free interest rate of 6.5 percent, and expected volatility of 154.5 percent for grants in 2004 and 126.3 in 2002. No options were granted in the first quarter of 2006.

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

Information regarding components of operations for the three months ended March 31, 2006.

                                                 Three months ended March 31,
                                                2006                     2005
                                                ----                     ----
Total revenue
  Insurance segment                            $5,625,545           $1,984,960
  Online commerce segment                               0              113,419
  Corporate and other                              29,002               33,256
                                             -------------       --------------

       Total operating segments                 5,654,547            2,131,635
  Intercompany eliminations                       (25,272)                   0
                                             -------------       --------------

       Total revenues                          $5,629,275           $2,131,635
                                             =============       ==============
Earnings (loss) before income taxes
  Insurance segment                            $5,400,023           $1,481,161
  Online commerce segment                         (30,139)             (43,309)
  Corporate and other                            (579,548)            (436,835)
                                             -------------       --------------

       Total earnings before income taxes      $4,790,336           $1,001,017
                                             =============       ==============

Information regarding total assets as of March 31, 2006:


                                            March 31, 2006
                                            --------------

Total assets
  Insurance segment                          $158,803,760
  Online commerce segment                          76,653
  Corporate and other                           4,249,388
                                             -------------

       Total operating segments               163,129,801
  Intercompany eliminations                      (813,657)
                                             -------------

       Total assets                          $162,316,144
                                             =============

NOTE 7 - RELATED PARTY TRANSACTIONS

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer, Senior Vice President and a Director of the Company. During the three months ended March 31, 2006 and 2005, the Company expensed claims adjusting fees of $375,779 and $69,040 respectively, to Dennis Downes and Associates.

In July 2004, the Company borrowed monies from a private investor in the amount of $175,000 for working capital. In August 2005, this individual's son, Michael
P. Moran, became UPCIC's Vice President of Claims. The loan was paid off in January 2006.

NOTE 8 - STOCK ISSUANCES

In February 2006, the Company issued 350,000 shares of Common Stock to a private investor pursuant to the exercise of warrants to purchase restricted Common Stock.

NOTE 9 - PROVISION FOR INCOME TAX EXPENSE

A provision for income tax expense of $1,477,742 is recorded for the three months ended March 31, 2006 as a result of utilization of operating loss carry-forwards and current profitable operations. No provision had been recorded for the three months ended March 31, 2005 due to the substantial operating loss carry-forwards and corresponding valuation allowance that existed at that time.


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

OVERVIEW

        The Company is a vertically integrated insurance holding company. The Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's agency operations, which include Universal Florida Insurance Agency and Coastal Homeowners Insurance Specialists, Inc., generate income from commissions. Universal Risk Advisors, Inc., the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's and third-party insurance products through the Company's distribution network and UPCIC. Universal Risk Life Advisors, Inc. was formed to be the Company's managing general agent for life insurance products. In addition, the Company has formed an independent claims adjusting company, Universal Adjusting Corporation, which adjusts UPCIC claims, and an inspection company, Universal Inspection Corporation, which performs property inspections for homeowners' policies underwritten by UPCIC.

        The Company has formed subsidiaries that were to specialize in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. was to be an Internet insurance lead generating network, and Tigerquote.com Insurance Solutions, Inc., was to be a network of Internet insurance agencies. At March 31, 2006, agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance. None of the agencies are currently active as the Company changed its focus to sell leads to other companies and independent agents. During the fourth quarter of 2005, the Company decided to stop generating new business on its direct sales operation and focus on its core operations.

        The Company also formed Tiger Home Services, Inc., which furnished pool services to homeowners until the operation was sold during the second quarter of 2005.

FINANCIAL CONDITION

        Cash and cash equivalents at March 31, 2006 aggregated $50,004,298. The source of liquidity for possible claims payments consists of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

        UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At March 31, 2006, the Company's investments were comprised of $50,004,298 in cash and overnight repurchase agreements and $3,169,021 in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office.

        Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 15% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In 1998 the Company began to solicit business actively in the open market in an effort to further grow its insurance operations. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 110,000 homeowners and dwelling fire insurance policies.

        The Company, as noted above, diversified its operations by establishing online commerce and other ancillary operations. However, the Company is currently contemplating the sale of the online commerce division in order to further focus on the core property and casualty insurance business.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005

        Gross premiums written increased 167.3% to $36,844,517 for the three-month period ended March 31, 2006 from $13,781,499 for the three-month period ended March 31, 2005. The increase in gross premiums written is primarily attributable to an approximate 159.5% increase in new business as well as an overall 7.8% premium rate increase. The increase in new business is partially attributable to the recent windstorm catastrophes providing an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business.

        Net premiums earned increased 257.9% to $4,285,586 for the three-month period ended March 31, 2006 from $1,197,562 for the three-month period ended March 31, 2005. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program.

        Investment income increased 86.0% to $383,967 for the three-month period ended March 31, 2006 from $206,415 for the three-month period ended March 31, 2005. The increase is primarily due to higher investment balances that resulted from advances from reinsurers and a higher interest rate environment during the three-months ended March 31, 2006.

        Transaction fee revenue decreased 100.0% to $0 for the three-month period ended March 31, 2006 from $112,734 for the three-month period ended March 31, 2005. The decrease is primarily due to the discontinuance of sales of on-line insurance leads to insurance agents during the three-month period ended March 31, 2006.

        Other revenue decreased 39.7% to $38,830 for the three-month period ended March 31, 2006 from $64,349 for the three-month period ended March 31, 2005. The decrease is primarily attributable to no activity in the direct sales and service operations during the three-month ended March 31, 2006.

        Commission income increased 67.3% to $920,892 for three-month period ended March 31, 2006 from $550,575 for the three-month period ended March 31, 2005. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations on new policies.

        Net losses and loss adjustment expense ("LAE") incurred increased 464.2% to $919,123 for the three-month period ended March 31, 2006 from $162,912 for the three-month period ended March 31, 2005. Losses and LAE incurred increased due to increased exposure due to increased premium volume and changes in the Company's reinsurance program. The Company's net loss ratio for the three-month period ended March 31, 2006 was 21.4% compared to 13.6% for the three-month period ended March 31, 2005. Losses and LAE are influenced by loss severity and frequency. The Company's net loss ratio increased principally due to the higher frequency and severity of claims in the three-month period ended March 31, 2006. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

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

        General and administrative expenses decreased to $(80,184) for the three- month period ended March 31, 2006 from $967,706 for the three-month period ended March 31, 2005. General and administrative expenses decreased and are negative, primarily due to an increase in the dollar amount of ceded premiums written to quota share reinsurers related to the increase in direct premiums written as well as a higher ceding commission percentage on the contract that incepted on December 1, 2005. The Company's ceding commission for the incremental 25% ceding percentage at December 1, 2005 is 35%. The ceding commission on the previous 55% ceding percentage is 31%.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of cash flow are premium revenues, commissions, policy fees, investment income and reinsurance recoverables and short-term loans.

        For the three-month period ended March 31, 2006, cash flows provided by operating activities were $2,075,356. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of cash and readily marketable securities.

        In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in 10 monthly installments of $100,000. Payment on one note commences on June 30, 2006 and commences on the other note on November 30, 2006. The loan amount subsequently was contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company granted a warrant to one of the investors to purchase 200,000 shares of restricted Common Stock at an exercise price of $.05 per share, expiring in June 2010. These transactions were approved by the Company's Board of Directors.

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

        The Company believes that its current capital resources together with management's plan as described above will be sufficient to support current operations and expected growth for at least twelve months.

        On March 29, 2006 the Company declared a dividend of $.04 per share on the outstanding Common Stock of the Company to be paid on May 6, 2006 to the shareholders of record of the Company at the close of business on April 21, 2006. The dividend payable amount of $1,488,851 is accrued in the March 31, 2006 balance sheet.

        The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC's results.

        The balance of cash and cash equivalents at March 31, 2006 is $50,004,298. Most of this amount is available to pay claims in the event of catastrophic events pending reimbursement by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

        Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of March 31, 2006. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

        The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the OIR Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus (deficit) at December 31, 2005 was $(1,995,376).

        The Company is required to comply with the National Association of Insurance Commissioner's ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2005, based on calculations using the appropriate NAIC RBC formula, the Company's reported total adjusted capital was in excess of the requirements.

OFF-BALANCE SHEET ARRANGEMENTS

        There were no off-balance sheet arrangements during the first three months of 2006.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

        The Company did not have any reportable legal proceedings during the three months ending March 31, 2006. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

        In February 2006, the Company issued 350,000 shares of Common Stock to a private investor pursuant to the exercise of warrants to purchase restricted Common Stock. In April 2006, the Company issued 200,000 shares of Common Stock to a vendor pursuant to the exercise of warrants to purchase restricted Common Stock. Also in April 2006, the Company issued 200,000 shares of restricted Common Stock to Sean P. Downes, COO of UPCIC, pursuant to Mr. Downes' exercise of stock options and 123,077 shares of Common Stock pursuant to Mr. Downes' election to receive such shares in lieu of accrued vacation. The shares were issued to Mr. Downes in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in April 2006, the Company issued 10,000 shares of Common Stock to Reed J. Slogoff, a Director of the Company, pursuant to the exercise of options to purchase restricted Common Stock.

Item 3.      Defaults upon Senior Securities
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


                          UNIVERSAL INSURANCE HOLDINGS, INC.


Date: May 15, 2006       /s/ Bradley I. Meier
                         -------------------------------------------------------
                         Bradley I. Meier, President and Chief Executive Officer

                         /s/ James M. Lynch
                         -------------------------------------------------------
                         James M. Lynch, Chief Financial Officer