Form 10QSB
period 2006-06-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2006-08-21
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2006

                                       OR

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


          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 37,957,103 shares of common stock as of August 18, 2006.

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


We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of June 30, 2006 and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2006 and 2005 and cash flows for six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ Blackman Kallick Bartelstein, LLP

Chicago, Illinois
August 18, 2006

     The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six-months ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.

                                UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                   JUNE 30, 2006
                                                    (Unaudited)

                                                      ASSETS
Cash and cash equivalents                                                                        $     68,024,838
Reinsurance recoverables                                                                              126,311,358
Premiums and other receivables                                                                         22,415,709
Deferred acquisition cost                                                                               3,491,263
Real estate                                                                                             3,202,918
Property and equipment, net                                                                               808,264
Deferred income tax                                                                                     1,845,969
Other assets                                                                                              210,333
                                                                                                 ----------------

Total assets                                                                                     $    226,310,652
                                                                                                 ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                                                       $     35,008,322
Unearned premiums                                                                                     105,572,557
Advanced premiums                                                                                       3,449,783
Accounts payable                                                                                        2,250,828
Reinsurance payable                                                                                    53,632,960
Income taxes payable                                                                                    2,385,577
Dividends payable                                                                                       1,518,284
Other accrued expenses                                                                                  8,038,276
Loans payable                                                                                           1,100,849
                                                                                                 ----------------

Total liabilities                                                                                $    212,957,436
                                                                                                 ================

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares                                    1,387
  authorized, 138,640 shares issued and outstanding, minimum liquidation preference of $1,419,700
 Common stock, $.01 par value, 50,000,000 shares authorized, 37,957,103
  shares issued and 34,848,458 shares outstanding                                                         341,728
Common stock in treasury, at cost - 208,645 shares                                                       (101,820)
Minority interest                                                                                          35,421
Additional paid-in capital                                                                             16,315,656
Accumulated deficit                                                                                    (3,239,156)
                                                                                                 ----------------

Total stockholders' equity                                                                             13,353,216
                                                                                                 ----------------

Total liabilities and stockholders' equity                                                       $    226,310,652
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

                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)


                                                                   Six Months Ended                     Three Months Ended
                                                             June 30,          June 30,            June 30,             June 30,
                                                               2006              2005                2006                 2005
                                                               ----              ----                ----                 ----
PREMIUMS EARNED AND OTHER REVENUES:
     Direct premiums written                          $  114,003,676      $   34,474,916        $   77,159,159          $20,693,417
     Ceded premiums written                              (77,945,774)        (20,882,915)          (45,963,214)          (9,603,456)
                                                          ----------         -----------           -----------          ------------
     Net premiums written                                 36,057,902          13,592,001            31,195,945           11,089,961
     Change in unearned premiums                         (25,079,437)         (9,616,941)          (24,503,066)          (8,312,463)
                                                         -----------          ----------           -----------          ------------
     Premiums earned, net                                 10,978,465           3,975,060             6,692,879            2,777,498
     Net investment income                                   969,183             326,570               585,216              120,155
     Commission revenue                                    2,530,465           1,136,394             1,609,573              585,819
     Transaction fees                                          -                 160,151                 -                   47,417
     Other revenue                                           201,329              91,987               162,499               27,638
                                                         -----------          ----------           -----------          ------------

          Total premiums earned and other revenues        14,679,442           5,690,162             9,050,167            3,558,527
                                                         -----------          ----------           -----------          ------------
OPERATING COSTS AND EXPENSES
     Losses and loss adjustment expenses                   5,033,199             445,415             4,114,076              282,503
     General and administrative expenses                   2,982,796           4,225,875             3,062,980            3,258,169
                                                         -----------          ----------           -----------          ------------

          Total operating costs and expenses               8,015,995           4,671,290             7,177,056            3,540,672
                                                         -----------          ----------           -----------          ------------

INCOME BEFORE FEDERAL INCOME TAXES                         6,663,447           1,018,872             1,873,111               17,855
                                                         -----------          ----------           -----------          ------------

    Federal income taxes current                           2,615,933                                 1,337,068                  -
    Federal income taxes deferred                         (1,238,670)              -                (1,437,547)                 -
                                                         -----------          ----------           -----------          ------------
    Federal income taxes, net                              1,377,263               -                  (100,479)                  -
                                                         -----------          ----------           -----------          ------------

NET INCOME                                             $   5,286,184      $    1,018,872        $    1,973,590          $    17,855
                                                       =============      ==============        ==============          ============

INCOME PER COMMON SHARE
    Basic                                              $        0.15      $         0.03        $         0.06          $      0.00
                                                       =============      ==============        ==============          ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                      34,373,000          32,808,000            34,306,000           32,720,000
                                                       =============      ==============        ==============          ============
INCOME PER COMMON SHARE
    Diluted                                            $        0.14      $         0.03                  0.05          $      0.00
                                                       =============      ==============        ==============          ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - DILUTED                                    36,863,000          33,456,000            37,300,000           33,406,000
                                                       =============      ==============        ==============          ============
CASH DIVDEND DECLARED PER
 COMMON SHARE                                          $        0.08      $        -            $         0.04          $       -
                                                       =============      ==============        ==============          ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                  UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                         Six Months Ended             Six Months Ended
                                                                           June 30, 2006                June 30, 2005
                                                                           -------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  5,286,184                  $ 1,018,872
     Adjustments to reconcile net income
         to cash provided by (used in) operations:
     Amortization and depreciation                                            185,062                       66,126
     Issuance of common stock as compensation                               1,138,764                       64,500
Net change in assets and liabilities relating to operating
activities:
     Reinsurance recoverables                                              (4,373,490)                  37,578,035
     Premiums and other receivables                                       (16,941,815)                  (2,075,216)
     Deferred taxes                                                        (1,238,670)                        -
     Reinsurance payable                                                    9,180,607                   (8,146,502)
     Deferred acquisition cost                                             (3,491,263)                        -
     Deferred ceding commission                                            (1,043,544)                        -
     Advanced premiums                                                      2,441,954                    1,412,556
     Accounts payable                                                       1,315,294                   (2,489,515)
     Taxes payable                                                          2,385,577                      579,222
     Other accrued expenses                                                 3,402,278                      895,721
     Unpaid losses and loss adjustment expenses                           (31,991,634)                 (44,518,594)
     Unearned premiums                                                     54,682,552                   10,577,778
     Other assets                                                             735,913                     (701,501)
                                                                         ------------                  ------------

Net cash provided by (used in) operating activities                        21,673,769                   (5,738,518)
                                                                         ------------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (51,826)                     (75,269)
     Building improvements                                                   (115,027)                        -
     Purchase of real estate                                                     -                      (1,367,031)
                                                                         ------------                  ------------
Net cash used in investing activities                                        (166,853)                  (1,442,300)
                                                                         ------------                  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividend                                                 (24,976)                     (24,975)
     Issuance of common stock                                                  44,251                         -
     Common stock dividend paid                                            (1,488,851)                        -
     Repayments of loans payable                                              (51,238)                    (367,182)
     Proceeds from loans payable                                                 -                       1,041,378
                                                                         ------------                  ------------

Net cash (used in) provided by financing activities                        (1,520,814)                     649,221
                                                                         ------------                  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                19,986,102                   (6,531,597)

CASH AND CASH EQUIVALENTS, Beginning of period                             48,038,736                   22,443,579
                                                                         ------------                  ------------

CASH AND CASH EQUIVALENTS, End of period                                 $ 68,024,838                  $15,911,982
                                                                         ============                  ============
Non-cash items
     Declared dividends payable                                            $1,518,284                  $      -
                                                                         ============                  ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

The condensed consolidated balance sheet of the Company as of June 30, 2006, the related condensed consolidated statements of income for the six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005 are unaudited. There were no items comprising comprehensive income for the six months ended June 30, 2006 and 2005. Accordingly, consolidated statements of comprehensive income are not presented. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 except for the adoption of new accounting pronouncements as noted below. The interim financial statements reflect all adjustments (consisting primarily of normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF-BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first six months of 2006.

NEW ACCOUNTING PRONOUNCEMENTS. SFAS No.123 (Revised 2004), Share-Based Payments, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payments transactions. SFAS No. 123 (Revised
2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) with the cost recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period of the company's first fiscal year that begins on or after December 15, 2005 and the Company adopted the standard in the first quarter of fiscal year 2006.

On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. (SAB 107) regarding the Staff's interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff's views regarding the valuation of share-based payments arrangements by public companies. In particular, this SAB provides guidance related to share-based payments transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under shared-based payments arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payments arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company adopted SAB 107 in connection with its adoption of SFAS 123(R).

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005. The Company adopted SFAS No. 154 in the first quarter of 2006. The impact of such adoption did not have an effect on the Company's consolidated financial statements.

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

     Management continues to take action to improve and strengthen UPCIC's financial condition. Premium rate increases have been implemented. UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in catastrophe reinsurance cost for the June 1, 2006 renewal which the

Company had planned and factored into its original policy pricing. Effective May 1, 2004 the Company brought in house the system it utilizes for policy issuance and administration. This has enhanced UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities. Management believes the implementation of, and results attributable to, the actions described above will continue to strengthen UPCIC's surplus. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to maintain profitability.

     Effective June 1, 2006, the Company reduced the rate of cession on its quota share reinsurance. Quota share reinsurance is used primarily to increase the Company's underwriting capacity and to reduce exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of this reduction of the Company's quota share reinsurance from 80% to 50%, the Company will retain and earn more premiums the Company writes, but will also retain more related losses. The Company's increased exposure to potential losses could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At June 30, 2006, the Company had unearned premiums totaling $105,572,557.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At June 30, 2006, deferred policy acquisition cost amounted to $3,491,263.

An allowance for uncollectible premiums receivable is established when it becomes evident that collection is doubtful, typically after 90 days past due. No allowance is deemed necessary at June 30, 2006.

Loss and loss adjustment expenses ("LAE"), less related reinsurance, are provided for as claims are incurred. The provision for unpaid loss and LAE includes: (1) the accumulation of individual case estimates for loss and LAE reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. As a result of these storms, the Company currently estimates that it incurred $77,181,196 in losses prior to reinsurance and $4,121,253 net of reinsurance.

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

ONLINE COMMERCE OPERATIONS

The Company has formed subsidiaries that were to specialize in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com was an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. was a network of Internet insurance agencies. These entities would have sought to generate income from the selling of leads and commissions on policies written. To date, insurance agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance. None of the agencies are currently active as the Company changed its focus to sell leads to other companies and independent agents. During the fourth quarter of 2005, the Company decided to stop generating new business on its online commerce operations and focus on its core operations.

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

REINSURANCE

In the normal course of business, UPCIC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance contracts. Reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance ceding commissions received are deferred and netted against policy acquisition costs and amortized over the effective period of the related insurance policies.

UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers, either on an automatic basis under general reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. The reinsurance arrangements are intended to provide UPCIC with the ability to maintain its exposure to loss within its capital resources. Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance. While ceding premiums to reinsurers reduces the Company's risk of exposure in the event of catastrophic losses, it also reduces the Company's potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of its reinsurance is at least typical for a company of its size in the Florida homeowner's insurance industry.

Effective June 1, 2006, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, through May 31, 2007, UPCIC cedes 50% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 28% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of $25,000,000 and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services (PCS) office of $55,000,000. Effective June 1, 2006 through May 31, 2007, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $5,200,000 aggregate limit applies to the term of the contract. Effective June 1, 2006 through May 31, 2007, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 for each property loss. A $2,100,000 aggregate limit applies to the term of the contract.

Effective June 1, 2006 through May 31, 2007, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $76,000,000 in excess of $25,000,000 covering certain loss occurrences including hurricanes. The contract contains a provision for one reinstatement in the event coverage is exhausted; additional premium is calculated pro rata as to amount and 100% as to time. Effective June 1, 2006 through May 31, 2007, UPCIC purchased a reinstatement premium protection contract which reimburses the Company for its cost to reinstate the catastrophe coverage of $76,000,000 in excess of $25,000,000. Effective June 1, 2006, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of the Company's net retention through three catastrophe events including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (FHCF). The approximate coverage is estimated to be for $223,110,000 in excess of $78,400,000. Also at June 1, 2006, the Florida Hurricane Catastrophe Fund made available $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as limited apportionment companies, such as UPCIC. This particular layer of coverage is $10,000,000 in excess of $3,750,000.

The estimated total cost of the Company's underlying catastrophe private reinsurance program at June 1, 2006 is $27,170,000 of which the Company's estimated cost is 50% or $13,585,000 and the quota share reinsurers cost is the remaining 50%. The contract has an adjustment mechanism which could result in a higher reinsurance premium amount. In addition, the Company purchases reinsurance premium protection as described above which amounts to $6,238,500. This contract also has an adjustment mechanism which could result in a higher reinsurance premium amount. The estimated cost of the subsequent catastrophe event excess of loss reinsurance is $1,770,468. This contract also has an adjustment mechanism which could result in a higher reinsurance premium amount. The estimated premium the Company plans to cede to the Florida Hurricane Catastrophe Fund for the 2006 hurricane season is $14,877,524, which includes the 25% surcharge the FHCF is dictating for the 2006 hurricane season, of which the Company's estimated cost is 50% or $7,438,762 and the quota share reinsurers estimated cost is the remaining 50%. The Company is also participating in the additional coverage option for Limited Apportionment Companies offered by the FHCF, the premium for which is estimated to be $5,000,000 of which the Company's estimated cost is 50% or $2,500,000 and the quota share reinsurers estimated cost is the remaining 50%.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:


                        Six Months Ended                                           Six Months Ended
                         June 30, 2006                                               June 30, 2005
           --------------------------------------------------    ---------------------------------------------------
                                                  Loss and
                                                    Loss                                             Loss and Loss
              Premiums          Premiums         Adjustment        Premiums           Premiums         Adjustment
              Written            Earned           Expenses          Written            Earned           Expenses
              -------            ------           --------          -------            ------           --------
Direct     $114,003,676        $59,321,123      $32,488,546      $34,474,916        $23,955,222       $12,763,557
Ceded       (77,945,774)       (48,342,658)     (27,455,347)     (20,882,915)       (19,980,162)      (12,318,143)
           ---------------    --------------    -------------    -------------     ---------------   ---------------
Net         $36,057,902        $10,978,465       $5,033,199      $13,592,001         $3,975,060          $445,415
           ===============    ==============    =============    =============     ===============   ===============



                      Three Months Ended                                         Three Months Ended
                         June 30, 2006                                             June 30, 2005
           --------------------------------------------------    ---------------------------------------------------
                                                  Loss and
                                                    Loss                                             Loss and Loss
              Premiums          Premiums         Adjustment        Premiums           Premiums         Adjustment
              Written            Earned           Expenses          Written            Earned           Expenses
              -------            ------           --------          -------            ------           --------
Direct      $77,159,159        $34,436,949      $25,799,436      $20,693,417        $13,700,426       $12,071,291
Ceded       (45,963,214)       (27,744,070)     (21,685,360)      (9,603,456)       (10,922,928)      (11,788,788)
           ---------------    --------------    -------------    -------------     ---------------   ---------------
Net         $31,195,945         $6,692,879       $4,114,076      $11,089,961         $2,777,498          $282,503
           ===============    ==============    =============    =============     ===============   ===============

OTHER AMOUNTS:

                                                                   June 30, 2006
                                                                   -------------
Reinsurance recoverable on paid and unpaid
   losses and loss adjustment expenses                            $   35,969,561
Unearned premiums ceded                                               71,249,881
Other reinsurance receivable                                          19,091,916
                                                                  --------------
Reinsurance recoverable                                           $  126,311,358

     UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at June 30, 2006. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that ceding risks to reinsurers whom it considers to be financially sound combined with the distribution of reinsurance contracts to an array of reinsurers adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers. In addition, UPCIC does not have any unauthorized reinsurers which have recoverable balances that are not secured by a letter of credit or that have ceded balances payable that are greater than the amount of the recoverable.

     In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in catastrophe reinsurance cost for the June 1, 2006 renewal which the Company had planned and factored into its original policy pricing.

     Effective June 1, 2006, the Company reduced the rate of cession on its quota share reinsurance. Quota share reinsurance is used primarily to increase the Company's underwriting capacity and to reduce exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of this reduction of the Company's quota share reinsurance from 80% to 50%, the Company will retain and earn more premiums the Company writes, but will also retain more related losses. The Company's increased exposure to potential losses could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company may also be subject to assessments by Citizens Property Insurance Corporation, the state-run insurer of last resort and the FHCF as a result of operating deficiencies related to windstorm catastrophes. In addition, the Company is subject to assessments by the Florida Insurance Guaranty
Association, as result of company insolvencies. Under current regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

     On June 12, 2006 the OIR ordered an emergency FHCF assessment of 1% of direct premiums written effective January 1, 2007 which the Company will collect from policyholders, as the assessment is to policyholders, not the Company.

     During its meeting on June 16, 2006 the Board of Directors of Florida Insurance Guaranty Association ("FIGA") determined the need for an assessment upon its member companies. The Board decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premium of $11.2 billion this would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC is currently underwriting the recoupment in connection with this assessment.

EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the six month periods ended June 30, 2006 and June 30, 2005, respectively, follows:


                                                     Six Months Ended
                                         June 30, 2006             June 30, 2005
                                         -------------             -------------
Basic EPS                                 34,373,000                32,808,000
Effect of assumed conversion               2,490,000                   648,000
  of common stock equivalents            -------------             -------------
Diluted EPS                               36,863,000                33,456,000


Options and warrants totaling approximately 5,468,000 and 897,000 respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the six months ended June 30, 2006. Options and warrants totaling approximately 7,953,000 and 3,195,000 respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the six months ended June 30, 2005. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.


A reconciliation of shares used in calculating basic and diluted EPS for the three month periods ended June 30, 2006 and June 30, 2005, respectively, follows:

                                                   Three Months Ended
                                         June 30, 2006             June 30, 2005
                                         -------------             -------------
Basic EPS                                 34,306,000                32,720,000
Effect of assumed conversion               2,994,000                   686,000
  of common stock equivalents            -------------             -------------
Diluted EPS                               37,300,000                33,406,000


Options and warrants totaling approximately 5,298,000 and 563,000 respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the three months ended June 30, 2006. Options and warrants totaling approximately 7,614,000 and 3,497,000 respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the three months ended June 30, 2005. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

STOCK- BASED COMPENSATION PLANS AND WARRANTS

Effective January, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payments," and began recognizing compensation expense in its Consolidated Statements of Income for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock options grants under the recognition and measurement of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based compensation expense was reflected in the net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company's income before income taxes and net income for the six months ended June 30, 2006 are $12,471 and $9,428 lower, respectively, and for the three months ended June 30, 2006 are $6,053 and $5,094 lower, respectively, than if it had continued to account for share-based compensation under APB 25. In addition, during the six months ended June 30, 2006, the Company issued common stock valued at $1,138,764 as compensation.

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

                                                                                 For the Six Months Ended
                                                                         June 30, 2006            June 30, 2005
                                                                         -------------            -------------

Net income reported                                                      $  5,286,184             $  1,018,872
      Add:
      Total stock-based compensation expense included in reported
      net income, net of related tax effects                                    9,428                    -
      Deduct:
      Total stock-based compensation expense determined   under
      fair value based method, net of related tax effects                      (9,428)                 (19,938)
                                                                         -----------------        -------------------
      SFAS No 123 R pro forma net income                                 $  5,286,184             $    998,934
                                                                         =================        ===================

Pro forma earnings per share
      Basic                                                                          $0.15                      $0.03
                                                                         =================        ===================
      Fully diluted                                                                  $0.14                      $0.03
                                                                         =================        ===================
      Earnings per share, as reported
      Basic                                                                          $0.15                      $0.03
                                                                         =================        ===================
      Fully diluted                                                                  $0.14                      $0.03
                                                                         =================        ===================

                                                                                 For the Three Months Ended
                                                                         June 30, 2006            June 30, 2005
                                                                         -------------            -------------

Net income reported                                                      $  1,973,590             $     17,855
      Add:
      Total stock-based compensation expense included in reported
      net income, net of related tax effects                                    5,049                      -
      Deduct:
      Total stock-based compensation expense determined   under
      fair value based method, net of related tax effects                      (5,049)                  (6,418)

                                                                         -----------------        -------------------
          SFAS No 123 R pro forma net income                             $  1,973,590             $     11,437
                                                                         =================        ===================

Pro forma earnings per share
          Basic                                                                      $0.06                      $0.00
                                                                        ==================        ===================
          Fully diluted                                                              $0.05                      $0.00
                                                                        ==================        ===================
          Earnings per share, as reported
          Basic                                                                      $0.06                      $0.00
                                                                        ==================        ===================
          Fully diluted                                                              $0.05                      $0.00
                                                                        ==================        ===================

At June 30, 2006, there were 7,205,000 options outstanding and currently exercisable with a weighted average remaining contract term of 2.30 years and a weighted exercise price of $0.95. There were 220,000 options exercised during the six months ended June 30, 2006.

At June 30, 2006, there were 1,081,700 warrants outstanding and currently exercisable with a weighted average remaining contract term of 1.70 years and a weighted exercise price of $0.59. There were 525,000 warrants exercised during the six months ended June 30, 2006.


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

In accordance with SFAS 123 (R), fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair values of options granted prior to adoption of SFAS 123 (R), of which a portion is unvested, was estimated assuming the following: weighted average expected life of five years, dividend yield of 0.0 percent, risk-free interest rate of 6.5 percent, and expected volatility of 154.5 percent for grants in 2004 and 126.3 in 2002. No options were granted in the first six months of 2006.

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

Operating segments that are not individually reportable, based on the extent of the current operations in such segments, are included in the "All Other" category. The "All Other" category currently includes the operations of Universal Insurance Holdings, Inc., and other entities.

Information regarding components of operations for the three months and six months ended June 30, 2006 and 2005 follows:

                                                                         Six months ended June 30,
                                                                        2006                     2005
                                                                        ----                     ----
Total revenue
           Insurance segment                                        $14,660,353               $5,486,771
           Online commerce segment                                          370                  161,014
           Corporate and other                                           69,263                   42,377
                                                                    ------------              -----------

                      Total operating segments                       14,729,986                5,690,162
           Intercompany eliminations                                    (50,544)                    -
                                                                    ------------              -----------

                      Total revenues                                $14,679,442               $5,690,162
                                                                    ============              ===========

Earnings (loss) before income taxes
           Insurance segment                                        $ 7,607,293               $1,851,554
           Online commerce segment                                      (55,457)                 (94,361)
           Corporate and other                                         (888,389)                (738,321)
                                                                    ------------              -----------

                      Total earnings before income taxes            $ 6,663,447               $1,018,872
                                                                    ============              ===========


                                                                         Three months ended June 30,
                                                                        2006                     2005
                                                                        ----                     ----
Total revenue
           Insurance segment                                        $9,055,583                $3,501,811
           Online commerce segment                                     (20,405)                   47,595
           Corporate and other                                          40,261                     9,121
                                                                    -----------               -----------

                      Total operating segments                       9,075,439                 3,558,527
           Intercompany eliminations                                   (25,272)                     -
                                                                    -----------               -----------

                      Total revenues                                $9,050,167                $3,558,527
                                                                    ===========               ===========

Earnings (loss) before income taxes
           Insurance segment                                        $2,207,270                  $850,537
           Online commerce segment                                     (25,318)                  (94,361)
           Corporate and other                                        (308,841)                 (738,321)
                                                                    -----------               -----------

                      Total earnings before income taxes            $1,873,111                   $17,855
                                                                    ===========               ===========


Information regarding total assets as of June 30, 2006:

                                                                   June 30, 2006
                                                                   -------------

Total assets
           Insurance segment                                       $222,376,443
           Online commerce segment                                       70,675
           Corporate and other                                        6,485,889
                                                                   -------------

                      Total operating segments                     $228,933,007
Intercompany eliminations                                            (2,622,355)
                                                                    ------------

                      Total assets                                 $226,310,652
                                                                    ============


RELATED PARTY TRANSACTIONS

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer, Senior Vice President and a Director of the Company. During the six months ended June 30, 2006 and 2005, the Company expensed claims adjusting fees of $496,000 and $375,343 respectively, to Dennis Downes and Associates.

In July 2004, the Company borrowed monies from a private investor in the amount of $175,000 for working capital. In August 2005, this individual's son, Michael
P. Moran, became UPCIC's Vice President of Claims. The loan was paid off in January 2006.

STOCK ISSUANCES

In February 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued 325,000 shares of restricted Common Stock at a price of $.05 per share to a private investor pursuant to the exercise of warrants to purchase restricted Common Stock. In April 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued 200,000 shares of Common Stock at a price of $.05 per share to a vendor pursuant to the exercise of warrants to purchase restricted Common Stock. Also in April 2006, the Company issued 200,000 shares of restricted Common Stock at a price of $.04 per share to Sean P. Downes, COO of the Company, pursuant to Mr. Downes' exercise of stock options and 123,077 shares of restricted Common Stock at a price of $.93 per share pursuant to Mr. Downes' election to receive such shares in lieu of accrued vacation. The shares were issued to Mr. Downes in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in April 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued 10,000 shares of restricted Common Stock at a price of $.50 per share to Reed J. Slogoff, a Director of the Company, pursuant to the exercise of options to purchase restricted Common Stock. In May 2006, the Company issued 400,000 shares of restricted Common Stock to one employee at $1.23 per share and 25,000 to a second employee at $1.30 per share in conjunction with employment agreements. Also in May 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued 10,000 shares of restricted Common Stock at a price of $.50 per share to an employee of the Company pursuant to the exercise of options to purchase the restricted Common Stock. In June 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued 25,000 shares of restricted Common Stock at a price of $1.52 per share to each of the outside directors of the Company, (Norman M. Meier, Reed Slogoff, and Joel Wilentz) and 200,000 shares of restricted Common Stock at a price of $1.52 per share to Sean P. Downes, COO of the Company as a bonus. Also in June 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued James M. Lynch, CFO of the Company, 25,807 shares of Common Stock at a price of $1.65 per share as a bonus. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's Common Stock as quoted on the OTC Bulletin Board.

PROVISION FOR INCOME TAX EXPENSE

A provision for income tax expense of $1,377,263 is recorded for the six months ended June 30, 2006 as a result of utilization of operating loss carry-forwards and current profitable operations. No provision had been recorded for the six months ended June 30, 2005 due to the substantial operating loss carry-forwards and corresponding valuation allowance that existed at that time.

SUBSEQUENT EVENT

On August 11, 2006, the Company declared a dividend of $.05 per share on the outstanding Common Stock of the Company to be paid on November 8, 2006 to the shareholders of record of the Company at the close of business on October 25, 2006.

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

     The Company has formed subsidiaries that were to specialize in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. was to be an Internet insurance lead generating network, and Tigerquote.com Insurance Solutions, Inc., was to be a network of Internet insurance agencies. At June 30, 2006, agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance. None of the agencies are currently active as the Company changed its focus to sell leads to other companies and independent agents. During the fourth quarter of 2005, the Company decided to stop generating new business on its direct sales operation and focus on its core operations.

     The Company also formed Tiger Home Services, Inc., which furnished pool services to homeowners until the operation was sold during the second quarter of 2005.

FINANCIAL CONDITION

     Cash and cash equivalents at June 30, 2006 aggregated $68,024,838. The source of liquidity for possible claims payments consists of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

     UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At June 30, 2006, the Company's investments were comprised of $68,024,838 in cash and overnight repurchase agreements and $3,202,918 in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office.

     Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 15% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In 1998 the Company began to solicit business actively in the open market in an effort to further grow its insurance operations. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 150,000 homeowners and dwelling fire insurance policies.

     The Company, as noted above, diversified its operations by establishing online commerce and other ancillary operations. However, the Company is currently contemplating the sale of the online commerce division in order to further focus on the core property and casualty insurance business.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005

     Gross premiums written increased 230.1% to $114,003,676 for the six-month period ended June 30, 2006 from $34,474,916 for the six-month period ended June 30, 2005. The increase in gross premiums written is primarily attributable to an approximate 222.3% increase in new business as well as an overall 7.8% premium rate increase. The increase in new business is partially attributable to the recent windstorm catastrophes providing an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business.

     Net premiums earned increased 176.2% to $10,978,465 for the six-month period ended June 30, 2006 from $3,975,060 for the six-month period ended June 30, 2005. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program.

     Investment income increased 196.8% to $969,183 for the six-month period ended June 30, 2006 from $326,570 for the six-month period ended June 30, 2005. The increase is primarily due to higher investment balances and a higher interest rate environment during the six-months ended June 30, 2006.

     Transaction fee revenue decreased 100.0% to $0 for the six-month period ended June 30, 2006 from $160,151 for the six-month period ended June 30, 2005. The decrease is primarily due to the discontinuance of sales of on-line insurance leads to insurance agents during the six-month period ended June 30, 2006.

     Other revenue increased 118.9% to $201,329 for the six-month period ended June 30, 2006 from $91,987 for the six-month period ended June 30, 2005. The increase is primarily attributable to an increase in miscellaneous revenues during the six-month period ended June 30, 2006.

     Commission income increased 122.7% to $2,530,465 for six-month period ended June 30, 2006 from $1,136,394 for the six-month period ended June 30, 2005. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations on new policies.

     Net losses and loss adjustment expense ("LAE") incurred increased 1,030.02% to $5,033,199 for the six-month period ended June 30, 2006 from $445,415 for the six-month period ended June 30, 2005. Losses and LAE incurred increased as a result of increased premium volume, changes in the Company's reinsurance program and additional losses related to 2004 catastrophes. The Company's net loss ratio for the six-month period ended June 30, 2006 was 45.8% compared to 11.2% for the six-month period ended June 30, 2005. Losses and LAE are influenced by loss severity and frequency. The Company's net loss ratio increased principally due to additional net losses of $2,220,000 related to 2004 catastrophes recognized in the six-month period ended June 30, 2006. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

     Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. As a result of these storms, the Company currently estimates it incurred $77,181,196 in losses prior to reinsurance and $4,121,253 net of reinsurance. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

     General and administrative expenses decreased 29.4% to $2,982,796 for the six-month period ended June 30, 2006 from $4,225,875 for the six-month period ended June 30, 2005. General and administrative expenses decreased primarily due to an increase in ceding commissions associated with an increase in the dollar amount of ceded premiums written to quota share reinsurers related to an increase in direct premiums written.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005

     Gross premiums written increased 272.9% to $77,159,159 for the three-month period ended June 30, 2006 from $20,693,417 for the three-month period ended June 30, 2005. The increase in gross premiums written is primarily attributable to an approximate 265.1% increase in new business as well as an overall 7.8% premium rate increase. The increase in new business is partially attributable to the recent windstorm catastrophes providing an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business.

     Net premiums earned increased 141.0% to $6,692,879 for the three-month period ended June 30, 2006 from $2,777,498 for the three-month period ended June 30, 2005. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2005.

     Investment income increased 387.1% to $585,216 for the three-month period ended June 30, 2006 from $120,155 for the three-month period ended June 30, 2005. The increase is primarily due to higher investment balances and a higher interest rate environment during the three-months ended June 30, 2006.

     Transaction fee revenue decreased to $0 for the three-month period ended June 30, 2006 from $47,417 for the three-month period ended June 30, 2005. The decrease is primarily due to the decreased sales of on-line insurance leads to insurance agents.

     Other revenue increased 488.0% to $162,499 for the three-month period ended June 30, 2006 from $27,638 for the three-month period ended June 30, 2005. The increase is primarily attributable to an increase in miscellaneous revenues during the three-month period ended June 30, 2006.

     Commission income increased 174.8% to $1,609,573 for the three-month period ended June 30, 2006 from $585,819 for the three-month period ended June 30, 2005. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations on new policies.

     Net losses and loss adjustment expense ("LAE") incurred increased 1,356.3% to $4,114,076 for the three-month period ended June 30, 2006 from $282,503 for the three-month period ended June 30, 2005. Losses and LAE incurred increased due to increased exposure due to increased premium volume, changes in the Company's reinsurance program and additional losses related to 2004 catastrophes. The Company's net loss ratio for the three-month period ended June 30, 2006 was 61.4% compared to 10.2% for the three-month period ended June 30, 2005. Losses and LAE are influenced by loss severity and frequency. The Company's net loss ratio increased principally due to additional net losses of $2,220,000 related to 2004 catastrophes recognized in the three-month period ended June 30, 2006. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

     Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. As a result of these storms, the Company currently estimates it incurred $77,181,196 in losses prior to reinsurance and $4,121,253 net of reinsurance. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

     General and administrative expenses decreased 6.0% to $3,062,980 for the three-month period ended June 30, 2006 from $3,258,169 for the three-month period ended June 30, 2005. General and administrative expenses decreased primarily due to an increase in the dollar amount of ceded premiums written to quota share reinsurers related to an increase in direct premiums written.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's   primary  sources  of  cash  flow  are  premium   revenues,
commissions, policy fees, investment income and reinsurance recoverables and short-term loans.

     For the six-month period ended June 30, 2006, cash flows provided by operating activities were $21,673,769. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of cash and readily marketable securities.

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

     On June 7, 2006 the Company declared a dividend of $.04 per share on the outstanding Common Stock of the Company to be paid on July 10, 2006 to the shareholders of record of the Company at the close of business on June 28, 2006. The dividend payable amount of $1,518,284 is accrued in the June 30, 2006 balance sheet. During the quarter the Company also paid a $0.04 dividend that was accrued at the end of first quarter. The amount of the dividend was $1,488,851.

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

     The balance of cash and cash equivalents at June 30, 2006 is $68,024,838. Most of this amount is available to pay claims in the event of catastrophic events pending reimbursement by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

     Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of June 30, 2006. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

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

OFF-BALANCE SHEET ARRANGEMENTS

     There were no off-balance sheet arrangements during the first six months of 2006.

Item 3.   Controls and Procedures

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company did not have any reportable legal proceedings during the six months ending June 30, 2006. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     In February 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued 325,000 shares of restricted Common Stock at a price of $.05 per share to a private investor pursuant to the exercise of warrants to purchase restricted Common Stock. In April 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued 200,000 shares of Common Stock at a price of $.05 per share to a vendor pursuant to the exercise of warrants to purchase restricted Common Stock. Also in April 2006, the Company issued 200,000 shares of restricted Common Stock at a price of $.04 per share to Sean P. Downes, COO of the Company, pursuant to Mr. Downes' exercise of stock options and 123,077 shares of restricted Common Stock at a price of $.93 per share pursuant to Mr. Downes' election to receive such shares in lieu of accrued vacation. The shares were issued to Mr. Downes in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in April 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued 10,000 shares of restricted Common Stock at a price of $.50 per share to Reed J. Slogoff, a Director of the Company, pursuant to the exercise of options to purchase restricted Common Stock. In May 2006, the Company issued 400,000 shares of restricted Common Stock to one employee at $1.23 per share and 25,000 to a second employee at $1.30 per share in conjunction with employment agreements. Also in May 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued 10,000 shares of restricted Common Stock at a price of $.50 per share to an employee of the Company pursuant to the exercise of options to purchase the restricted Common Stock. In June 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued 25,000 shares of restricted Common Stock at a price of $1.52 per share to each of the outside directors of the Company, (Norman M. Meier, Reed Slogoff, and Joel Wilentz) and 200,000 shares of restricted Common Stock at a price of $1.52 per share to Sean P. Downes, COO of the Company as a bonus. Also in June 2006 pursuant to section 4(2) of the Securities Acts of 1933, as amended, the Company issued James M. Lynch, CFO of the Company, 25,807 shares of Common Stock at a price of $1.65 per share as a bonus. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's Common Stock as quoted on the OTC Bulletin Board.


Item 3.   Defaults upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

     Effective May 1, 2006, the terms of the employment agreements of Bradley I. Meier, President and Chief Executive Officer of the Company and Sean P. Downes, COO of the Company were amended to provide for an increase in base salary of $150,000 per annum.




Item 6.   Exhibits

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


                                         UNIVERSAL INSURANCE HOLDINGS, INC.


Date:    August 18, 2006                 /s/ Bradley I. Meier
                                         ---------------------------------------
                                         Bradley I. Meier, President and Chief
                                         Executive Officer


                                         /s/ James M. Lynch
                                         ---------------------------------------
                                         James M. Lynch, Chief Financial Officer