Form 10QSB
period 2006-09-30
UNIVERSAL INSURANCE HOLDINGS INC
filed 2006-11-14
CIK 891166

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2006

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



      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 38,057,103 shares of common stock as of November 14, 2006.

      Transitional Small Business Disclosure Format  Yes __ No X

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of September 30, 2006 and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
November 14, 2006

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-------  --------------------

      The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine-months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.

              UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                  (Unaudited)

                                     ASSETS

Cash and cash equivalents                                         $ 143,730,591
Reinsurance recoverables                                            174,213,999
Premiums and other receivables                                       30,374,142
Deferred acquisition costs                                            1,017,567
Real estate                                                           3,159,181
Property and equipment, net                                             729,274
Deferred income tax                                                   4,682,582
Other assets                                                             29,113
                                                                  -------------
Total assets                                                      $ 357,936,449
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                        $  39,274,177
Unearned premiums                                                   166,301,342
Advanced premiums                                                     4,689,166
Accounts payable                                                        350,463
Reinsurance payable                                                 112,607,018
Income taxes payable                                                  7,006,677
Dividends payable                                                     1,902,855
Other accrued expenses                                                9,932,592
Loans payable                                                           690,790
                                                                  -------------
Total liabilities                                                 $ 342,755,080
                                                                  =============

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
  1,000,000 shares authorized, 138,640 shares issued and
  outstanding, minimum liquidation preference of $1,419,700               1,387
Common stock, $.01 par value, 50,000,000 shares authorized,
  38,057,103 shares issued and 34,948,458 shares outstanding            301,977
Common stock in treasury, at cost - 208,645 shares                     (101,820)
Minority interest                                                        35,000
Additional paid-in capital                                           16,319,655
Accumulated deficit                                                  (1,374,830)
                                                                   -------------
Total stockholders' equity                                           15,181,369
                                                                   -------------
Total liabilities and stockholders' equity                         $357,936,449
                                                                   =============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                 UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                     Nine Months Ended                    Three Months Ended
                                             September 30,      September 30,      September 30,      September 30,
                                                 2006               2005               2006               2005
                                                 ----               ----               ----               ----
PREMIUMS EARNED AND OTHER REVENUES:
  Direct premiums written                    $ 230,431,095      $ 61,040,560       $ 116,427,419      $26,507,558
  Ceded premiums written                      (148,517,735)      (37,341,229)        (70,571,961)     (16,458,314)
                                             -------------      ------------       -------------      -----------
   Net premiums written                         81,913,360        23,699,331          45,855,458       10,049,244
  Increase in unearned premiums                (54,805,591)      (13,846,231)        (29,726,155)      (4,171,204)
                                             -------------      ------------       -------------      -----------
   Premiums earned, net                         27,107,769         9,853,100          16,129,303        5,878,040
  Net investment income                          2,047,374           655,018           1,078,191          328,449
  Commission revenue                             4,525,861         1,839,828           1,995,396          703,435
  Transaction fees                                       -           272,872                   -          112,720
  Other revenue                                    303,307           257,174             101,978          165,187
                                             -------------      ------------       -------------      -----------
    Total premiums earned and other revenues    33,984,311        12,877,992          19,304,868        7,187,831
                                             -------------      ------------       -------------      -----------

OPERATING COSTS AND EXPENSES
  Losses and loss adjustment expenses           11,276,805         3,690,294           6,243,606        3,244,879
  General and administrative expenses           10,253,685         5,251,968           7,270,889        1,026,093
                                             -------------      ------------       -------------      -----------
       Total operating costs and expenses       21,530,490         8,942,262          13,514,495        4,270,972
                                             -------------      ------------       -------------      -----------
INCOME BEFORE FEDERAL INCOME TAXES              12,453,821         3,935,730           5,790,373        2,916,859
                                             -------------      ------------       -------------      -----------
  Federal income taxes current                   7,479,177            78,715           4,863,244           78,715
  Federal income taxes deferred                 (4,075,283)                -          (2,836,613)               -
                                             -------------      ------------       -------------      -----------
  Federal income taxes, net                      3,403,894            78,715           2,026,631           78,715
                                             -------------      ------------       -------------      -----------
NET INCOME                                   $   9,049,927      $  3,857,015       $   3,763,742      $ 2,838,144
                                             =============      ============       =============      ===========
INCOME PER COMMON SHARE
  Basic                                      $        0.26      $       0.12       $        0.11      $      0.08
                                             =============      ============       =============      ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                            34,409,000       32,808,000           34,891,000       33,355,000
                                             =============      ============       =============      ===========
INCOME PER COMMON SHARE
  Diluted                                    $        0.24      $       0.11       $        0.10      $      0.08
                                             =============      ============       =============      ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                         37,170,000        33,563,000          38,194,000       34,151,000
                                             =============      ============       =============      ===========

CASH DIVIDEND DECLARED PER
  COMMON SHARE                               $        0.13      $          -         $      0.05      $         -
                                             =============      ============       =============      ===========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                          5

                      UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                    Nine Months Ended      Nine Months Ended
                                                    September 30, 2006     September 30, 2005
                                                    ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
  Net income                                         $   9,061,431          $    3,857,015
  Minority interest                                        (11,504)                    -
                                                    ---------------         ---------------
Net income                                               9,049,927               3,857,015

  Adjustments to reconcile net income to cash
     provided by operations:
  Amortization and depreciation                            185,062                 235,343
  Issuance of common stock as compensation               1,102,014                  90,466
Net change in assets and liabilities relating
   to operating activities:
  Reinsurance recoverables                             (52,276,131)             35,897,545
  Premiums and other receivables                       (24,900,247)             (3,665,873)
  Deferred taxes                                        (4,075,283)                    -
  Reinsurance payable                                   68,154,665                (183,923)
  Deferred acquisition costs                            (1,017,567)                    -
  Deferred ceding commission                            (1,043,544)                    -
  Advanced premiums                                      3,681,337               1,204,113
  Accounts payable                                        (585,071)             (2,343,111)
  Taxes payable                                          7,006,677                 657,937
  Other accrued expenses                                 5,296,594                (241,900)
  Unpaid losses and loss adjustment expenses           (27,725,779)            (39,095,817)
  Unearned premiums                                    115,411,337              19,891,968
  Other assets                                             917,133                (128,538)
                                                    ---------------         ---------------

Net cash provided by operating activities               99,181,124              16,175,225
                                                    ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      27,164                (321,181)
  Building Improvements                                    (71,290)                    -
  Purchase of real estate                                      -                (1,489,321)
                                                    ---------------         ---------------
Net cash used in investing activities                      (44,126)             (1,810,502)
                                                    ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Referred stock dividend                                  (37,464)                (37,464)
  Common stock dividend paid                            (3,007,135)                    -
  Issuance of common stock                                  45,249                     -
  Repayments of loans payable                             (461,297)               (480,905)
  Proceeds from loans payable                                  -                 1,039,933
  Minority interest                                         15,504                     -
                                                    ---------------         ---------------
Net cash (used in) provided by financing
activities                                              (3,445,143)                521,564
                                                    ---------------         ---------------

NET INCREASE IN CASH AND CASH                           95,691,855              14,886,287
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of period          48,038,736              22,443,579
                                                    ---------------         ---------------

CASH AND CASH EQUIVALENTS, End of period             $ 143,730,591          $   37,329,866
                                                    ===============         ===============
Non-cash items
  Declared dividends payable                         $   1,902,855          $          -
                                                    ===============         ===============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                               6

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), and other wholly owned entities; Sterling Premium Finance Company, which is wholly owned by Atlas Florida Financial Corporation which is wholly owned by certain officers of the Company; and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation.

To conform to the 2006 presentation, certain amounts in the prior year's consolidated financial statements and notes have been reclassified.

The condensed consolidated balance sheet of the Company as of September 30, 2006, the related condensed consolidated statements of income for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. There were no items comprising comprehensive income for the nine months ended September 30, 2006 and 2005. Accordingly, consolidated statements of comprehensive income are not presented. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 except for the adoption of new accounting pronouncements as noted below. The interim financial statements reflect all adjustments (consisting primarily of normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.

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

OFF-BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first nine months of 2006.

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

In June 2006,  the  Financial  Accounting  Standards  Board  (FASB)  issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our results of operations, financial position and cash flows.

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

Management continues to take action to improve and strengthen UPCIC's financial condition. Premium rate increases have been implemented. UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in catastrophe reinsurance cost for the June 1, 2006 renewal which the Company had planned and factored into its original policy pricing. Effective May 1, 2004 the Company brought in house the system it utilizes for policy issuance and administration. This has enhanced UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities. Management believes the implementation of, and results attributable to, the actions described above will continue to maintain UPCIC's surplus. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to maintain profitability.

The Company is currently involved in efforts to bring additional capital into the Company. UPCIC has been approved by the State Board of Administration of Florida for a $25 million surplus note in connection with Florida's Insurance Capital Build-Up Incentive Program. The program was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in the wake of the 2004 and 2005 hurricane seasons. UPCIC's approval under the program was contingent upon it matching funds in the amount of $25 million. The Company has finalized the financing necessary to meet the matching obligation under the program and on November 9, 2006 received $25 million from the State Board of Administration of Florida. (See Note 10)

Effective June 1, 2006, the Company reduced the rate of cession on its quota share reinsurance. Quota share reinsurance is used primarily to increase the Company's underwriting capacity and to reduce exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of this reduction of the Company's quota share reinsurance from 80% to 50%, the Company will retain and earn more premiums the Company writes, but will also retain more related losses. The Company's increased exposure to potential losses could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholder at a given point in time based upon the premiums owed over the life of each policy. At September 30, 2006, the Company had unearned premiums totaling $166,301,342.

Premiums earned are included in earnings evenly over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At September 30, 2006, deferred policy acquisition costs amounted to $1,017,567.

An allowance for uncollectible premiums receivable is established when it becomes evident that collection is doubtful, typically after 90 days past due. No allowance is deemed necessary at September 30, 2006.

Loss and loss adjustment expenses ("LAE"), less related reinsurance, are provided for as claims are incurred. The provision for unpaid loss and LAE includes: (1) the accumulation of individual case estimates for loss and LAE reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. As a result of these storms, the Company currently estimates that it incurred $79,661,543 in losses prior to reinsurance and $4,121,253 net of reinsurance.

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

Effective June 1, 2006, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, through May 31, 2007, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk with a ceding commission equal to 28% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of $25,000,000 and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services ("PCS") office of $55,000,000. Effective June 1, 2006 through May 31, 2007, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $5,200,000 aggregate limit applies to the term of the contract. Effective June 1, 2006 through May 31, 2007, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 for each property loss. A $2,100,000 aggregate limit applies to the term of the contract.

Effective June 1, 2006 through May 31, 2007, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $76,000,000 in excess of $25,000,000 covering certain loss occurrences including hurricanes. The contract contains a provision for one reinstatement in the event coverage is exhausted; additional premium is calculated pro rata as to amount and 100% as to time. Effective June 1, 2006 through May 31, 2007, UPCIC purchased a reinstatement premium protection contract which reimburses the Company for its cost to reinstate the catastrophe coverage of $76,000,000 in excess of $25,000,000. Effective June 1, 2006, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of the Company's net retention through three catastrophe events including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund ("FHCF"). The approximate coverage is estimated to be for $231,382,000 in excess of $81,364,000. Also at June 1, 2006, the FHCF made available $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies, such as UPCIC. This particular layer of coverage is $10,000,000 in excess of $3,750,000.

The estimated total cost of the Company's underlying catastrophe private reinsurance program at June 1, 2006 is $46,920,000 of which the Company's estimated cost is 50%, or $23,460,000, and the quota share reinsurers cost is the remaining 50%. In addition, the Company purchases reinsurance premium protection as described above which amounts to $10,785,563. The estimated cost of the subsequent catastrophe event excess of loss reinsurance is $3,034,706. The estimated premium the Company plans to cede to the FHCF for the 2006 hurricane season is $15,432,459, which includes the 25% surcharge the FHCF is dictating for the 2006 hurricane season, of which the Company's estimated cost is 50%, or $7,716,230, and the quota share reinsurers estimated cost is the remaining 50%. The Company is also participating in the additional coverage option for Limited Apportionment Companies offered by the FHCF, the premium for which is estimated to be $5,000,000 of which the Company's estimated cost is 50%, or $2,500,000, and the quota share reinsurers estimated cost is the remaining 50%.

The ceded reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                             Nine Months Ended                                           Nine Months Ended
                             September 30, 2006                                          September 30, 2005
            -------------------------------------------------------     -----------------------------------------------------
                                                    Loss and Loss                                             Loss and Loss
              Premiums            Premiums           Adjustment            Premiums           Premiums         Adjustment
               Written             Earned             Expenses              Written            Earned           Expenses
               -------             ------             --------              -------            ------           --------
Direct      $230,431,095        $115,019,758         $43,582,331         $61,040,560        $41,148,592        $28,299,109
Ceded       (148,517,735)        (87,911,989)        (32,305,526)        (37,341,229)       (31,295,492)       (24,608,815)
            ------------         -----------         -----------         -----------        -----------        -----------
Net          $81,913,360         $27,107,769         $11,276,805         $23,699,331         $9,853,100         $3,690,294
             ===========         ===========         ===========         ===========         ==========         ==========


                             Three Months Ended                                          Three Months Ended
                             September 30, 2006                                          September 30, 2005
            -------------------------------------------------------     -----------------------------------------------------
                                                    Loss and Loss                                             Loss and Loss
              Premiums            Premiums           Adjustment            Premiums           Premiums         Adjustment
               Written             Earned             Expenses              Written            Earned           Expenses
               -------             ------             --------              -------            ------           --------
Direct     $116,427,419         $55,698,634          $15,392,134         $26,507,558        $17,193,370        $15,535,551
Ceded       (70,571,961)        (39,569,331)          (9,148,528)        (16,458,314)       (11,315,330)       (12,290,672)
            -----------         -----------          -----------         -----------        -----------        -----------
Net         $45,855,458         $16,129,303           $6,243,606         $10,049,244         $5,878,040         $3,244,879
            ===========         ===========          ===========         ===========        ===========        ===========



OTHER AMOUNTS:

                                                                                         September 30, 2006
                                                                                         ------------------
Reinsurance recoverable on paid and unpaid losses and loss adjustment
     expenses                                                                             $    41,100,945
Unearned premiums ceded                                                                       102,252,511
Other reinsurance receivable                                                                   30,860,543
                                                                                          ---------------
Reinsurance recoverable                                                                   $   174,213,999


UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at September 30, 2006. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that ceding risks to reinsurers whom it considers to be financially sound combined with the distribution of reinsurance contracts to an array of reinsurers adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers. In addition, UPCIC does not have any unauthorized reinsurers which have recoverable balances that are not secured by a letter of credit or that have ceded balances payable that are greater than the amount of the recoverable.

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

The Company may also be subject to assessments by Citizens Property Insurance Corporation, the state-run insurer of last resort and the FHCF as a result of operating deficiencies related to windstorm catastrophes. In addition, the Company is subject to assessments by the Florida Insurance Guaranty Association, as a result of other company insolvencies. Under current regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

On June 12, 2006, the Florida Office of Insurance Regulation ("OIR") ordered an emergency FHCF assessment of 1% of direct premiums written effective January 1, 2007, which the Company will collect from policyholders, as the assessment is to policyholders, not the Company. This assessment was a result of catastrophe losses Florida experienced in 2004 and 2005.

During its meeting on June 16, 2006 the Board of Directors of Florida Insurance Guaranty Association ("FIGA") determined the need for an assessment upon its member companies. The Board decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premium of $11.2 billion, this would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC is currently underwriting the recoupment in connection with this assessment.

NOTE 4 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares  used  in  calculating  basic and diluted EPS for the
nine   month  periods  ended  September  30,  2006  and  September   30,   2005,
respectively, follows:


                                                                                   Nine Months Ended
                                                                     September 30, 2006         September 30, 2005
                                                                     ------------------         ------------------
Basic EPS                                                                34,409,000                  32,808,000
Effect of assumed conversion of common stock                              2,761,000                     755,000
    equivalents                                                      ------------------         ------------------
Diluted EPS                                                              37,170,000                  33,563,000


Options and warrants totaling approximately 3,940,000 shares of common stock and 839,000 shares of common stock respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the nine months ended September 30, 2006. Options and warrants totaling approximately 7,684,000 shares of common stock and 3,297,000 shares of common stock respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the nine months ended September 30, 2005. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.


A  reconciliation  of shares used in calculating basic and diluted EPS  for  the
three  month  periods   ended   September  30,  2006  and  September  30,  2005,
respectively, follows:


                                                                                  Three Months Ended
                                                                     September 30, 2006         September 30, 2005
                                                                     ------------------         ------------------
Basic EPS                                                               34,891,000                  33,355,000
Effect of assumed conversion of common stock                             3,303,000                     796,000
    equivalents                                                      ------------------         ------------------
Diluted EPS                                                             38,194,000                  34,151,000


Options and warrants totaling approximately 3,515,844 shares of common stock and 721,000 shares of common stock respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the three months ended September 30, 2006. Options and warrants totaling approximately 7,441,000 shares of common stock and 3,499,000 shares of common stock respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive for the three months ended September 30, 2005. Such options and warrants could potentially dilute basic EPS in the future but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

NOTE 5 - STOCK-BASED COMPENSATION PLANS AND WARRANTS

Effective January, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payments," and began recognizing compensation expense in its Consolidated Statements of Income for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock options grants under the recognition and measurement of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based compensation expense was reflected in the net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company's income before income taxes and net income for the nine months ended September 30, 2006 are $18,524 and $11,114 lower, respectively, and for the three months ended September 30, 2006 are $6,053 and $3,632 lower, respectively, than if it had continued to account for share-based compensation under APB 25. In addition, during the nine months ended September 30, 2006, the Company issued common stock valued at $1,102,014 as compensation.

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


                                                                      For the Nine Months Ended
                                                              September 30, 2006     September 30, 2005
                                                              ------------------     ------------------

Net income reported                                                 $9,049,927            $ 3,857,015
    Add:
    Total stock-based compensation expense
    included in reported net income, net of related
    tax effects                                                         11,114                    -
    Deduct:
    Total stock-based compensation expense
    determined under fair value based method, net
    of related tax effects                                             (11,114)               (26,357)
                                                              ------------------     ------------------
    SFAS No. 123 (R) pro forma net income                           $9,049,927             $3,830,658
                                                              ==================     ==================

Pro forma earnings per share
    Basic                                                                $0.26                  $0.12
                                                              ==================     ==================
    Fully diluted                                                        $0.24                  $0.11
                                                              ==================     ==================
    Earnings per share, as reported
    Basic                                                                $0.26                  $0.12
                                                              ==================     ==================
    Fully diluted                                                        $0.24                  $0.11
                                                              ==================     ==================

                                                                      For the Three Months Ended
                                                              September 30, 2006     September 30, 2005
                                                              ------------------     ------------------

Net income reported                                                 $3,763,742             $2,838,144
    Add:
    Total stock-based compensation expense
    included in reported net income, net of related
    tax effects                                                          3,632                     -
    Deduct:
    Total stock-based compensation expense
    determined under fair value based method, net
    of related tax effects                                              (3,632)                (6,418)
                                                              ------------------     ------------------
    SFAS No. 123 (R) pro forma net income                           $3,763,742             $2,831,726
                                                              ==================     ==================

Pro forma earnings per share
    Basic                                                                $0.11                  $0.08
                                                              ==================     ==================
    Fully diluted                                                        $0.10                  $0.08
                                                              ==================     ==================
    Earnings per share, as reported
    Basic                                                                $0.11                  $0.08
                                                              ==================     ==================
    Fully diluted                                                        $0.10                  $0.08
                                                              ==================     ==================


At September 30, 2006, there were options outstanding and currently exercisable to purchase 5,990,000 shares of common stock with a weighted average remaining contract term of 2.70 years and a weighted exercise price of $0.92. There were options to purchase 220,000 shares of common stock exercised during the nine months ended September 30, 2006.

At September 30, 2006, there were warrants outstanding and currently exercisable to purchase 981,700 shares of common stock with a weighted average remaining contract term of 1.80 years and a weighted exercise price of $0.72. There were warrants to purchase 625,000 shares of common stock exercised during the nine months ended September 30, 2006.

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

In accordance with SFAS 123 (R), fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair values of options granted prior to adoption of SFAS 123 (R), of which a portion is unvested, was estimated assuming the following: weighted average expected life of five years, dividend yield of 0.0 percent, risk-free interest rate of 6.5 percent, and expected volatility of 154.5 percent and 126.3 percent for grants issued in 2004 and 2002, respectively. No options were granted in the first nine months of 2006.

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

Information regarding components of operations for the three months and nine months ended September 30, 2006 and 2005 follows:

                                                              Nine months ended September 30,
                                                             2006                          2005
                                                             ----                          ----
Total Revenue
     Insurance segment                                        $33,975,511                   $12,560,629
     Online commerce segment                                          444                       278,891
     Corporate and other                                           84,200                        38,472
                                                     ---------------------          --------------------

         Total operating segments                              34,060,155                    12,877,992
     Intercompany eliminations                                    (75,844)                            0
                                                     ---------------------          --------------------

         Total revenues                                       $33,984,311                   $12,877,992
                                                     =====================          ====================

Earnings (loss) before income taxes
     Insurance segment                                        $14,796,324                    $5,080,228
     Online commerce segment                                      (76,504)                      (81,593)
     Corporate and other                                       (2,265,999)                   (1,062,905)
                                                     ---------------------          --------------------

         Total earnings before income taxes                   $12,453,821                    $3,935,730
                                                     =====================          ====================

                                                              Three months ended September 30,
                                                             2006                          2005
                                                             ----                          ----
Total revenue
     Insurance segment                                        $19,315,158                   $11,675,875
     Online commerce segment                                           74                       117,877
     Corporate and other                                           14,937                      (13,903)
                                                     ---------------------          --------------------

         Total operating segments                              19,330,169                    11,779,849
     Intercompany eliminations                                    (25,301)                   (4,592,018)
                                                     ---------------------          --------------------

         Total revenues                                       $19,304,868                    $7,187,831
                                                     =====================          ====================

Earnings (loss) before income taxes
     Insurance segment                                         $7,189,031                    $3,230,266
     Online commerce segment                                      (21,047)                       12,768
     Corporate and other                                       (1,377,611)                     (326,175)
                                                     ---------------------          --------------------

         Total earnings before income taxes                    $5,790,373                    $2,916,859
                                                     =====================          ====================

Information regarding total assets as of September 30, 2006:

                                                    19

Information regarding total assets as of September 30, 2006:

                                                   September 30, 2006
                                                   ------------------
Total assets
  Insurance segment                                      $348,817,744
  Online commerce segment                                      76,377
  Corporate and other                                      11,850,051
                                                   ------------------
        Total operating segments                          360,744,172
  Intercompany eliminations                                (2,807,723)
                                                   ------------------

         Total assets                                    $357,936,449
                                                   ==================


NOTE 7 - RELATED PARTY TRANSACTIONS

Dennis Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Dennis Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer, Senior Vice President and a Director of the Company. During the nine months ended September 30, 2006 and 2005, the Company expensed claims adjusting fees of $630,429 and $538,978, respectively, to Dennis Downes and Associates.

In July 2004, the Company borrowed monies from a private investor in the amount of $175,000 for working capital. In August 2005, this individual's son, Michael
P. Moran, became UPCIC's Vice President of Claims. The loan was paid off in January 2006.

NOTE 8 - STOCK ISSUANCES

In February 2006, pursuant to section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), the Company issued 325,000 shares of restricted common stock at a price of $.05 per share to a private investor pursuant to the exercise of warrants. In April 2006, pursuant to section 4(2) of the Securities Act, the Company issued 200,000 shares of common stock at a price of $.05 per share to a vendor pursuant to the exercise of warrants. Also in April 2006, the Company issued 200,000 shares of restricted common stock at a price of $.04 per share to Sean P. Downes, COO of the Company, pursuant to Mr. Downes' exercise of stock options and 123,077 shares of restricted common stock at a price of $.93 per share pursuant to Mr. Downes' election to receive such shares in lieu of accrued vacation. The shares were issued to Mr. Downes in a private transaction pursuant to section 4(2) of the Securities Act. Also in April 2006, pursuant to section 4(2) of the Securities Act, the Company issued 10,000 shares of restricted common stock at a price of $.50 per share to Reed J. Slogoff, a director of the Company, pursuant to the exercise of options. In May 2006, the Company issued 400,000 shares of restricted common stock to one employee at $1.23 per share and 25,000 to a second employee at $1.30 per share in conjunction with employment agreements. Also in May 2006, pursuant to section 4(2) of the Securities Act, the Company issued 10,000 shares of restricted common stock at a price of $.50 per share to an employee of the Company pursuant to the exercise of options. In June 2006, pursuant to section 4(2) of the Securities Act, the Company issued 25,000 shares of restricted common stock at a price of $1.52 per share to each of the outside directors of the Company (Norman
M. Meier, Reed Slogoff, and Joel Wilentz) and 200,000 shares of restricted common stock at a price of $1.52 per share to Sean P. Downes, COO of the Company, as a bonus. Also in June 2006, pursuant to section 4(2) of the Securities Act, the Company issued James M. Lynch, CFO of the Company, 25,807 shares of restricted common stock at a price of $1.65 per share as a bonus. In August 2006, pursuant to section 4(2) of the Securities Act, the Company issued 100,000 shares of restricted common stock at a price of $.05 per share to a private investor pursuant to the exercise of warrants. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on the OTC Bulletin Board.

NOTE 9 - PROVISION FOR INCOME TAX EXPENSE

A provision for income tax expense of $3,403,894 is recorded for the nine months ended September 30, 2006 as a result of utilization of operating loss carry-forwards and current profitable operations. A provision for income tax expense of $78,715 was recorded for the nine months ended September 30, 2005 due to the substantial operating loss carry-forwards and corresponding valuation allowance that existed at that time.

NOTE 10 - SUBSEQUENT EVENTS

On October 24, 2006, the Company declared a dividend of $.05 per share on the outstanding common stock of the Company to be paid on April 9, 2007 to the shareholders of record of the Company at the close of business on March 19, 2007.

On November 9, 2006 UPCIC entered into a $25 million surplus note with the Florida State Board of Administration under Florida's Insurance Capital Build-Up Incentive Program. Under the program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the State Board of Administration matched UPCIC's funds of $25 million that were earmarked for participation in the program.

The  surplus   note  brings  the  current   capital  and  surplus  of  UPCIC  to
approximately $57 million. Under Florida law, the current surplus will allow UPCIC to write up to approximately $500 million in gross written premiums in the 2007 calendar year.

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond Rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC is required to pay interest only although principal payments can be made during this period. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of Florida Insurance Regulation.

An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note.

If UPCIC fails to increase its writing ratio for two consecutive quarters prior to June 1, 2007, fails to obtain the 2:1 Minimum Writing Ratio by June 1, 2007, or drops below the 2:1 Minimum Writing Ratio once it is obtained for two consecutive quarters, the interest rate on the surplus note will increase during such deficiency by 25 basis points if the resulting writing ratio is between 1.5:1 and 2:1 and the interest rate will increase by 450 basis points if the writing ratio is below 1.5:1. If the writing ratio remains below 1.5:1 for three consecutive quarters after June 1, 2007, UPCIC must repay a portion of the surplus note so that the Minimum Writing Ratio will be obtained for the following quarter.

To meet its matching obligation under the Insurance Capital Build-Up Incentive Program, on November 3, 2006, the Company entered into a Secured Promissory Note with Benfield Greig (Holdings), Inc. in the aggregate principal amount of $12 million. Interest on the note will accrue at the market rate of 12.75% per annum. The outstanding principal is due in six monthly installments of $1.5 million and a final seventh monthly installment of the remaining balance plus all accrued interest under the terms of the Note starting on January 31, 2007 and ending on July 31, 2007. In connection with the loan, the Company and its subsidiaries appointed Benfield Inc. as their reinsurance intermediary for all of their reinsurance placements for the year beginning on June 1, 2007.


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

FINANCIAL CONDITION

Cash and cash equivalents at September 30, 2006 aggregated $143,730,591. The source of liquidity for possible claims payments consists of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At September 30, 2006, the Company's investments were comprised of $143,730,591 in cash and overnight repurchase agreements and $3,159,181 in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office.

Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 15% of the policies obtained from the JUA are currently renewed with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In 1998 the Company began to solicit business actively in the open market in an effort to further grow its insurance operations. UPCIC is currently servicing approximately 210,000 homeowners and dwelling fire insurance policies.

The Company, as noted above, diversified its operations by establishing online commerce and other ancillary operations. However, the Company is currently contemplating the sale of the online commerce division in order to further focus on the core property and casualty insurance business.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005

Gross premiums written increased 277.5% to $230,431,095 for the nine-month period ended September 30, 2006 from $61,040,560 for the nine-month period ended September 30, 2005. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases. The increase in new business is attributable to improving relationships with existing agents, an increase in new agents due to increased marketing efforts to agents, a new web-based policy administration platform and the disruption in the marketplace as a result of the windstorm catastrophes in 2004 and 2005.

Net premiums earned increased 175.1% to $27,107,769 for the nine-month period ended September 30, 2006 from $9,853,100 for the nine-month period ended September 30, 2005. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program.

Investment income increased 212.6% to $2,047,374 for the nine-month period ended September 30, 2006 from $655,018 for the nine-month period ended September 30, 2005. The increase is primarily due to higher investment balances and a higher interest rate environment during the nine-month period ended September 30, 2006.

Transaction fee revenue decreased 100.0% to $0 for the nine-month period ended September 30, 2006 from $272,872 for the nine-month period ended September 30, 2005. The decrease is primarily due to the discontinuance of sales of on-line insurance leads to insurance agents during the nine-month period ended September 30, 2006.

Other revenue increased 17.9% to $303,307 for the nine-month period ended September 30, 2006 from $257,174 for the nine-month period ended September 30, 2005. The increase is primarily attributable to an increase in miscellaneous revenues during the nine-month period ended September 30, 2006.

Commission income increased 146.0% to $4,525,861 for nine-month period ended September 30, 2006 from $1,839,828 for the nine-month period ended September 30, 2005. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations on new policies.

Net losses and LAE incurred increased 205.6% to $11,276,805 for the nine-month period ended September 30, 2006 from $3,690,294 for the nine-month period ended September 30, 2005. Losses and LAE incurred increased as a result of increased premium volume, changes in the Company's reinsurance program and additional losses related to 2004 catastrophes. The Company's net loss ratio for the nine-month period ended September 30, 2006 was 41.6% compared to 37.5% for the nine-month period ended September 30, 2005. Losses and LAE are influenced by loss severity and frequency. The Company's net loss ratio increased principally due to additional net losses of $5,251,968 related to 2004 catastrophes recognized in the nine-month period ended September 30, 2006. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. As a result of these storms, the Company currently estimates it incurred $79,661,543 in losses prior to reinsurance and $4,121,253 net of reinsurance. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

General and administrative expenses increased 95.2% to $10,253,685 for the nine-month period ended September 30, 2006 from $5,251,968 for the nine-month period ended September 30, 2005. General and administrative expenses increased primarily due to a decrease in ceding commissions associated with the dollar amount of ceded premiums written to quota share reinsurers related to changing policy retention from 20% to 50% at June 1, 2006.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005

Gross premiums written increased 339.2% to $116,427,419 for the three-month period ended September 30, 2006 from $26,507,558 for the three-month period ended September 30, 2005. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases. The increase in new business is attributable to improving relationships with existing agents, an increase in new agents due to increased marketing efforts to agents, a new web-based policy administration platform and the disruption in the marketplace as a result of the windstorm catastrophes in 2004 an 2005.

Net premiums earned increased 174.4% to $16,129,303 for the three-month period ended September 30, 2006 from $5,878,040 for the three-month period ended September 30, 2005. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program effective June 1, 2005.

Investment income increased 228.3% to $1,078,191 for the three-month period ended September 30, 2006 from $328,449 for the three-month period ended September 30, 2005. The increase is primarily due to higher investment balances and a higher interest rate environment during the three-month period ended September 30, 2006.

Transaction fee revenue decreased to $0 for the three-month period ended September 30, 2006 from $112,721 for the three-month period ended September 30, 2005. The decrease is primarily due to the decreased sales of on-line insurance leads to insurance agents.

Other revenue decreased 38.3% to $101,978 for the three-month period ended September 30, 2006 from $165,187 for the three-month period ended September 30,

2005. The decrease is primarily attributable to a decrease in miscellaneous revenues during the three-month period ended September 30, 2006.

Commission income increased 183.7% to $1,995,396 for the three-month period ended September 30, 2006 from $703,435 for the three-month period ended September 30, 2005. Commission income is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in commissions generated from agency operations on new policies.

Net losses and LAE incurred increased 92.4% to $6,243,606 for the three-month period ended September 30, 2006 from $3,244,879 for the three-month period ended September 30, 2005. Losses and LAE incurred increased as a result of increased premium volume, changes in the Company's reinsurance program and additional losses related to 2004 catastrophes. The Company's net loss ratio for the three-month period ended September 30, 2006 was 38.7% compared to 55.2% for the three-month period ended September 30, 2005. Losses and LAE are influenced by loss severity and frequency. The Company's net loss ratio decreased due to a decrease in claim frequency and severity, premium rate increases and a greater percentage of the Company's new business being written on a policy form on which the Company is experiencing favorable loss experience. This was mitigated by additional net losses of $3,031,968 related to 2004 catastrophes recognized in the three-month period ended September 30, 2006. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. As a result of these storms, the Company currently estimates it incurred $79,661,543 in losses prior to reinsurance and $4,121,253 net of reinsurance. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

General and administrative expenses increased 608.6% to $7,270,889 for the three-month period ended September 30, 2006 from $1,026,093 for the three-month period ended September 30, 2005. General and administrative expenses increased primarily due to a decrease in ceding commissions associated with the dollar amount of ceded premiums written to quota share reinsurers related to changing policy retention from 20% to 50% at June 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow are premium revenues, commissions, policy fees, investment income and reinsurance recoverables and short-term loans.

For the nine-month period ended September 30, 2006, cash flows provided by operating activities were $99,181,124. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of cash and readily marketable securities.

In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in 10 monthly installments of $100,000. Payment on one note commenced in July 31, 2006 and commences on the other note on November 30, 2006. The loan proceeds were subsequently contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company granted a warrant to one of the investors to purchase 200,000 shares of restricted common stock at an exercise price of $.05 per share, expiring in June 2010. These transactions were approved by the Company's Board of Directors.

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

The Company is currently involved in efforts to bring additional capital into the Company. UPCIC has been approved by the State Board of Administration of Florida for a $25 million surplus note in connection with Florida's Insurance Capital Build-Up Incentive Program. The program was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in the wake of the 2004 and 2005 hurricane seasons. UPCIC's approval under the program was contingent upon it matching funds in the amount of $25 million. The Company has finalized the financing necessary to meet the matching obligation under the program and on November 9, 2006 received $25 million from the State Board of Administration of Florida. See Part II, Item 5
- "Other Information" for additional information regarding the Florida program and surplus note.

Management believes that the continued implementation of these plans will be successful over the next twelve months. However, there can be no assurance that successful implementation of these plans will be achieved or will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to maintain profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the OIR.

The  Company  believes  that  its  current   capital   resources  together  with
management's plan as described above will be sufficient to support current operations and expected growth for at least twelve months.

On October 24, 2006 the Company declared a dividend of $.05 per share on the outstanding common stock of the Company to be paid on April 9, 2007 to the shareholders of record of the Company at the close of business on March 19, 2007. On August 22, 2006, the Company declared a dividend of $.05 per share on the outstanding common stock of the Company to be paid on November 8, 2006 to the shareholders of record of the Company at the close of business on October 25, 2006. The dividend payable amount of $1,902,855 for the dividend declared on August 22, 2006 is accrued in the September 30, 2006 balance sheet. During the quarter the Company paid a dividend of $0.04 per share that was accrued at the end of the quarter ended June 30, 2006. The aggregate amount of the dividend was $1,518,284. During the quarter ended June 30, 2006, the Company paid a dividend of $0.04 per share that was accrued at the end of first quarter. The aggregate amount of the dividend was $1,488,851.

The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC's results.

The balance of cash and cash equivalents at September 30, 2006 is $143,730,591. Most of this amount is available to pay claims in the event of catastrophic events pending reimbursement by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code. UPCIC's statutory capital and surplus exceeded the minimum capital and surplus requirements of $4,000,000 as of September 30, 2006. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

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

There were no off-balance sheet arrangements during the first nine months of 2006.

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


                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

The Company did not have any reportable legal proceedings during the nine months ending September 30, 2006. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

In February 2006, pursuant to section 4(2) of the Securities Act, the Company issued 325,000 shares of restricted common stock at a price of $.05 per share to a private investor pursuant to the exercise of warrants. In April 2006, pursuant to section 4(2) of the Securities Act, the Company issued 200,000 shares of common stock at a price of $.05 per share to a vendor pursuant to the exercise of warrants. Also in April 2006, the Company issued 200,000 shares of restricted common stock at a price of $.04 per share to Sean P. Downes, COO of the Company, pursuant to Mr. Downes' exercise of stock options and 123,077 shares of restricted common stock at a price of $.93 per share pursuant to Mr. Downes' election to receive such shares in lieu of accrued vacation. The shares were issued to Mr. Downes in a private transaction pursuant to Section 4(2) of the Securities Act. Also in April 2006, pursuant to section 4(2) of the Securities Act, the Company issued 10,000 shares of restricted common stock at a price of $.50 per share to Reed J. Slogoff, a director of the Company, pursuant to the exercise of options. In May 2006, the Company issued 400,000 shares of restricted common stock to one employee at $1.23 per share and 25,000 to a second employee at $1.30 per share in conjunction with employment agreements. Also in May 2006, pursuant to section 4(2) of the Securities Act, the Company issued 10,000 shares of restricted common stock at a price of $.50 per share to an employee of the Company pursuant to the exercise of options. In June 2006, pursuant to section 4(2) of the Securities Act, the Company issued 25,000 shares of restricted common stock at a price of $1.52 per share to each of the outside directors of the Company (Norman M. Meier, Reed Slogoff, and Joel Wilentz) and 200,000 shares of restricted common stock at a price of $1.52 per share to Sean
P.  Downes, COO of the Company, as a bonus.  Also  in  June  2006,  pursuant  to section 4(2) of the Securities Act, the Company issued James M. Lynch, CFO of the Company, 25,807 shares of restricted common stock at a price of $1.65 per share as a bonus. In August 2006, pursuant to section 4(2) of the Securities Act, the Company issued 100,000 shares of restricted common stock at a price of $.05 per share to a private investor pursuant to the exercise of warrants. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on the OTC Bulletin Board.


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

On November 9, 2006 UPCIC entered into a $25 million surplus note with the Florida State Board of Administration under Florida's Insurance Capital Build-Up Incentive Program. Under the program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the State Board of Administration matched UPCIC's funds of $25 million that were earmarked for participation in the program.

The  surplus   note  brings  the  current   capital  and  surplus  of  UPCIC  to
approximately $57 million. Under Florida law, the current surplus will allow UPCIC to write up to approximately $500 million in gross written premiums in the 2007 calendar year.

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond Rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC is required to pay interest only although principal payments can be made during this period. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of Florida Insurance Regulation.

An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note.

If UPCIC fails to increase its writing ratio for two consecutive quarters prior to June 1, 2007, fails to obtain the 2:1 Minimum Writing Ratio by June 1, 2007, or drops below the 2:1 Minimum Writing Ratio once it is obtained for two consecutive quarters, the interest rate on the surplus note will increase during such deficiency by 25 basis points if the resulting writing ratio is between 1.5:1 and 2:1 and the interest rate will increase by 450 basis points if the writing ratio is below 1.5:1. If the writing ratio remains below 1.5:1 for three consecutive quarters after June 1, 2007, UPCIC must repay a portion of the surplus note so that the Minimum Writing Ratio will be obtained for the following quarter.

To meet its matching obligation under the Insurance Capital Build-Up Incentive Program, on November 3, 2006, the Company entered into a Secured Promissory Note with Benfield Greig (Holdings), Inc. in the aggregate principal amount of $12 million. Interest on the note will accrue at the market rate of 12.75% per annum. The outstanding principal is due in six monthly installments of $1.5 million and a final seventh monthly installment of the remaining balance plus all accrued interest under the terms of the Note starting on January 31, 2007 and ending on July 31, 2007. In connection with the loan, the Company and its subsidiaries appointed Benfield Inc. as their reinsurance intermediary for all of their reinsurance placements for the year beginning on June 1, 2007.

Item 6.  Exhibits
-------  --------

         Exhibit No.     Exhibit
         -----------     -------
         10.1            Note Purchase Agreement by and between the Company and
                         Benfield Greig (Holdings), Inc., dated November 3, 2006
         10.2            Secured Promissory Note dated November 3, 2006
         10.3            Insurance Capital Build-Up Incentive Program Surplus
                         Note dated November 9, 2006
         11.1            Statement Regarding Computation of Per Share Income
         31.1            Certification of Chief Executive Officer Pursuant to
                         Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002
         31.2            Certification of Chief Financial Officer Pursuant to
                         Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002
         32              Certification of Chief Executive Officer and Chief
                         Financial Officer Pursuant to Title 18, United States
                         Code, Section 1350, as Adopted Pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNIVERSAL INSURANCE HOLDINGS, INC.


Date: November 14, 2006          /s/ Bradley I. Meier
                                 -------------------------------------------------------
                                 Bradley I. Meier, President and Chief Executive Officer


                                 /s/ James M. Lynch
                                 -------------------------------------------------------
                                 James M. Lynch, Chief Financial Officer