Form 10KSB
period 2006-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2007-03-30
CIK 891166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ___ NO X

State issuer's revenues for its most recent fiscal year: $65,147,750

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 1, 2007: $73,146,187

State the number of shares of Common Stock of Universal Insurance Holdings, Inc. outstanding as of March 1, 2007: 38,057,103

Transitional Small Business Disclosure Format: YES ___ NO X

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

THE COMPANY

        Universal Insurance Holdings, Inc. ("UIH" or the "Company") was originally organized as Universal Heights, Inc. in 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. In April 1997, the Company organized a subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), as part of its strategy to take advantage of what management believed to be profitable business and growth opportunities in the marketplace. UPCIC was formed to participate in the transfer of homeowners' insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA"). The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing.

        The Company was incorporated under the laws of the State of Delaware on November 13, 1990 and its principal executive offices are located at 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309, and its telephone number is (954) 958-1200.

INSURANCE BUSINESS

        On October 29, 1997, the Office of Insurance Regulation ("OIR") approved UPCIC's application for a permit to organize as a domestic property and casualty insurance company in the State of Florida. On December 4, 1997, UIH raised approximately $6.7 million in a private placement of common stock with various institutional and other accredited investors. The proceeds of the offering were used to meet the minimum regulatory capitalization requirements ($5.0 million) of the OIR to obtain an insurance company license and for general working capital purposes. UPCIC received a license to engage in underwriting homeowners' insurance in the State of Florida on December 31, 1997. In 1998, UPCIC began operations through the assumption of homeowners' insurance policies issued by the JUA.

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

        UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired from the JUA. The insurance business acquired from the JUA provided a base for renewal premiums. The majority of these policies renewed with UPCIC. In an effort to further grow its insurance operations, in 1998, UPCIC also began to solicit business actively in the open market through independent agents. Through renewal of the JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 268,000 homeowners' insurance policies covering homes and condominium units.

        The Company's primary product is homeowners' insurance. The Company's criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC's portfolio as of December 31, 2006 includes approximately 262,500 policies with coverage for wind risks and 5,500 policies without wind risks. The average premium for a policy with wind coverage is approximately $1,402 and the average premium for a policy without wind coverage is approximately $657. Approximately 24.3% of the policies are located in Miami-Dade, Broward and Palm Beach counties.

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

MANAGEMENT OPERATIONS

        The Company has developed into a vertically integrated insurance holding company performing various aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc., the Company's wholly owned Managing General Agent ("MGA"), was incorporated in Florida on July 2, 1998 and became licensed by the OIR on August 17, 1998 and contracted with UPCIC on September 28, 1998. Through the MGA, the Company has underwriting, reinsurance negotiation and claims authority for UPCIC as well as third-party insurance companies. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC as well as third-party insurance products through the Company's distribution network. The Company markets and distributes UPCIC's products and services in Florida through a network of approximately 2,400 active independent agents.

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

DIRECT SALES OPERATIONS

        The Company formed subsidiaries that specialize in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com is an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. is a network of Internet insurance agencies. These entities seek to generate income from the selling of leads and commissions on policies written. To date, insurance agencies have been established in 22 states. Separate legal entities have been formed for each state and are governed by the respective states' departments of insurance. None of the agencies are currently active as the Company changed its focus to sell leads to other companies and independent agents. During 2006, the Company decided to discontinue its direct sales operations and focus on its core operations.

        In the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, the Company has separately disclosed results relating to its discontinued operations, which in prior periods had not been separately disclosed. The disclosure for discontinued operations relates to the operating segment previously reported as the Company's on-line commerce segment.

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

NATURE OF THE COMPANY'S BUSINESS

        Factors affecting the sectors of the insurance industry in which the Company operates may subject the Company to significant fluctuations in operating results. These factors include competition, catastrophe losses and general economic conditions including interest rate changes, as well as legislative initiatives, the regulatory environment, the frequency of litigation, the size of judgments, severe weather conditions and the availability and cost of reinsurance. Specifically the homeowners' insurance market, which comprises the bulk of the Company's current operations, is influenced by many factors, including state and federal laws, market conditions for homeowners' insurance and residential plans. Additionally, an economic downturn could result in fewer home sales and less demand for new homeowners seeking insurance.

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

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

        UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. In addition, UPCIC protects itself against the risk of catastrophic loss by obtaining reinsurance coverage up to approximately the "100 year Probable Maximum Loss" ("PML"). UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely obtain reinsurance. During 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan and Jeanne), which resulted in losses. As a result of these storms, the Company currently estimates it incurred $182,666,020 in losses prior to reinsurance and $22,497,312 net of reinsurance. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma), which resulted in losses. As a result of these storms, the Company currently estimates it incurred $93,125,571 in losses prior to reinsurance and $4,139,304 net of reinsurance. During 2006, UPCIC did not incur any losses due to catastrophic events.

RELIANCE ON THIRD PARTIES AND REINSURERS

        UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that currently transfer the risk of loss in excess of $1,875,000 for the first and second events and $3,500,000 for the third event up to approximately the 100 year PML as of the beginning of hurricane season on June 1 of each year. This amount may change in the future.

REINSURANCE

        The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, an increase in catastrophe reinsurance costs for the current year renewal is possible and could adversely affect UPCIC's results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. A reinsurer's insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on the financial condition and profitability of UPCIC. In addition, while ceding premiums to reinsurers reduces the Company's risk of exposure in the event of catastrophic losses, it also reduces the Company's potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners insurance industry.

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

        Among the classes of insurance underwritten by the Company, the homeowners' liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to the Company and the final settlement than do homeowners' property claims. Liability claims often involve third parties filing suit and the ensuing litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time with the vast majority of these claims resulting in an adjustment without litigation.

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

                                          Year Ended           Year Ended
                                       December 31, 2006    December 31, 2005
                                       -----------------    -----------------
                                               (Dollars in Thousands)

    Balance at beginning of year          $   67,000            $   57,872

    Less reinsurance recoverable             (60,859)              (56,292)
                                          -----------           -----------

    Net balance at beginning of year           6,141                 1,580
                                          -----------           -----------
    Incurred related to:
      Current year                             9,247                 7,049
      Prior years                             15,694                 2,549
                                          -----------           -----------
    Total incurred                            24,941                 9,598
                                          -----------           -----------
    Paid related to:
      Current year                             4,454                 3,822
      Prior years                              9,433                 1,215
                                          -----------           -----------
    Total paid                                13,887                 5,037
                                          -----------           -----------

    Net balance at end of year                17,195                 6,141
      Plus reinsurance recoverable            32,369                60,859
                                          -----------           -----------
    Balance at end of year                $   49,564              $ 67,000
                                          ===========           ===========

The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2006 were increased in the current year by $15,693,957 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2005 were increased during 2005 by $2,549,050 for claims that had occurred on or before the previous year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. There can be no assurance that the Company's unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from the Company's unpaid losses and LAE as of December 31, 2006. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a favorable or adverse impact, respectively, on future results of operations.

        Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR.

        The following table presents total unpaid loss and LAE, net, and the corresponding reinsurance recoverables shown in the Company's consolidated financial statements for the periods indicated.

                                                                    Years Ended
                                                       December 31, 2006   December 31, 2005
                                                       -----------------   -----------------
                                                              (Dollars in Thousands)
Unpaid Loss and LAE, net                                 $   6,814       $  2,130
IBNR loss and LAE, net                                      10,381          4,011
                                                        ------------    -----------
Total unpaid loss and LAE, net                           $  17,195       $  6,141
                                                        ============    ===========

Reinsurance recoverable on unpaid loss and LAE           $  15,418       $ 47,302
Reinsurance recoverable on IBNR loss and LAE                16,951         13,557
                                                        ------------    -----------
Total reinsurance recoverable on unpaid loss
and LAE                                                  $  32,369       $ 60,859
                                                        ============    ===========

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

                                                                       Years Ended December 31,
                                        2006       2005      2004      2003      2002      2001      2000      1999      1998
                                        ----       ----      ----      ----      ----      ----      ----      ----      ----
                                                                        (Dollars in Thousands)

Balance Sheet liability               $17,195     $6,141    $1,580    $1,351    $1,591    $2,893    $1,372    $1,532    $1,588

Cumulative paid as of:

One year later                              -     12,897     1,216       950       667     3,660     1,308       897       939
Two years later                             -          -    11,514     1,153       992     3,667     1,635     1,081       904
Three years later                           -          -         -     1,330     1,115     3,899     1,693     1,155     1,010
Four years later                            -          -         -         -     1,260     3,998     1,811     1,191     1,024
Five years later                            -          -         -         -         -     4,082     1,833     1,206       999
Six years later                             -          -         -         -         -         -     1,849     1,212     1,006
Seven years later                           -          -         -         -         -         -         -     1,223     1,009
Eight years later                           -          -         -         -         -         -         -         -     1,010

Balance Sheet liability                17,195      6,141     1,580     1,351     1,591     2,893     1,372     1,532     1,588
One year later                              -     25,312     4,129     1,480     1,249     4,237     1,797     1,344     1,067
Two years later                             -          -    22,727     1,297     1,369     3,974     1,944     1,269     1,089
Three years later                           -          -         -     1,482     1,229     4,158     1,926     1,286     1,071
Four years later                            -          -         -         -     1,377     4,096     1,940     1,270     1,024
Five years later                            -          -         -         -         -     4,147     1,904     1,229     1,013
Six years later                             -          -         -         -         -         -     1,904     1,279     1,019
Seven years later                           -          -         -         -         -         -         -     1,278     1,016
Eight years later                           -          -         -         -         -         -         -         -     1,016
Cumulative redundancy (deficiency)          -   (19,171)  (21,147)     (131)       214   (1,254)     (532)       254       572


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

        The following table sets forth the statutory loss ratios, expense ratios and combined ratios for the periods indicated for UPCIC. The ratios, net of reinsurance and inclusive of loss adjustment expenses, are shown in the table below and are computed based upon Statutory Accounting Principles. The expense ratio includes management fees and commissions paid to the Company in the amount of $16,645,351 in 2006 and $5,536,002 in 2005.

                                                     Years Ended
                                        December 31, 2006   December 31, 2005
                                        -----------------   -----------------

Loss Ratio                                      54%                 73%
Expense Ratio                                   19                  13
                                        -----------------   -----------------
Combined Ratio                                  73%                 86%
                                        =================   =================

        In order to reduce losses and thereby reduce the loss ratio and the combined ratio, the Company has taken several steps. These steps include implementing rate increases for new and renewal business, restructuring the homeowners' coverage offered, restructuring the catastrophic reinsurance coverage to reduce cost, and working to reduce general and administrative expenses.

GOVERNMENT REGULATION

        Florida insurance companies are subject to regulation and supervision by the OIR. The OIR has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents (through the Department of Financial Services); the standards of solvency to be met and maintained; the nature of, and limitations on, investments; approval of policy forms and rates; review of reinsurance contracts; periodic examination of the affairs of insurance companies; and the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

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

COMPETITION

        The insurance industry is highly competitive and many companies currently write homeowners' property and casualty insurance. Additionally, the Company and its subsidiaries must compete with companies that have greater capital resources and longer operating histories. Increased competition from other insurance companies could adversely affect the Company's ability to do business profitably. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and high quality service to its agents and insureds.

EMPLOYEES

        As of March 1, 2007, the Company had 118 full-time employees. None of the Company's employees is represented by a labor union. The Company also utilized the services of several temporary employees during the year to assist with the increased workload related to the hurricanes Florida had experienced. The Company has an employment agreement with Bradley I. Meier, President and Chief Executive Officer of the Company and Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company. See "Executive Compensation--Employment Agreements."

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 2006.

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

For year ended December 31, 2005                 High                    Low
--------------------------------                 ----                    ---
    First Quarter                              $ 0.08                  $ 0.04
    Second Quarter                               0.09                    0.05
    Third Quarter                                0.07                    0.04
    Fourth Quarter                               0.95                    0.05


For year ended December 31, 2006                 High                    Low
--------------------------------                 ----                    ---
    First Quarter                              $ 1.40                   $0.85
    Second Quarter                               1.65                    0.93
    Third Quarter                                2.46                    1.12
    Fourth Quarter                               3.97                    2.31


        At March 1, 2007, transfer agent records indicate 45 shareholders of record of the Company's Common Stock. There were approximately 425 beneficial owners of its Common Stock. In addition, there were 3 shareholders of the Company's Series A and Series M Preferred Stock ("Preferred Stock").

        During 2005 and 2006, respectively, the Company declared and paid aggregate dividends of $49,950 on the Company's Series A Preferred Stock and Series M Preferred Stock.

        Applicable provisions of the Delaware General Corporation Law may affect the ability of the Company to declare and pay dividends on its Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Moreover, the ability of the Company to pay dividends, if and when declared by its Board of Directors, may be restricted by regulatory limits on the amount of dividends, which UPCIC is permitted to pay the Company.
Section 628.371 of the Florida Statutes sets forth limitations, based on net income and statutory capital, on the amount of dividends that UPCIC may pay to the Company without approval from the Department.

        On October 24, 2006, the Company declared a dividend of $.05 per share on its outstanding Common Stock of the Company to be paid on April 9, 2007 to the shareholders of record of the Company at the close of business on March 19, 2007. The dividend payable amount of $1,902,855 for this dividend is accrued in the December 31, 2006 balance sheet. At December 31, 2006, the Company recorded a dividend payable in the amount of $1,902,855 for this dividend and a net reduction to retained earnings in the amount of $1,747,423, which represents the total dividend net of the dividends on the shares held in treasury stock and in the Stock Grantor Trust described in Note 11 - Stockholders' Equity. During the fourth quarter, the Company paid a dividend of $0.05 per share that was accrued at the end of third quarter. The aggregate amount of the dividend was $1,747,423. During the third quarter, the Company paid a dividend of $0.04 per share of outstanding Common Stock that was accrued at the end of the second quarter. The aggregate amount of the dividend was $1,393,938. During the second quarter, the Company paid a dividend of $0.04 per share of outstanding Common Stock that was accrued at the end of first quarter. The aggregate amount of the dividend was $1,364,506.

        On March 15, 2007, the Company declared a dividend of $.07 per share on its outstanding Common Stock of the Company to be paid on August 10, 2007 to the shareholders of record of the Company at the close of business on July 20, 2007. The dividend payable amount is $2,446,392.

STOCK ISSUANCES

         In February 2006, the Company issued 325,000 shares of restricted Common Stock at a price of $.05 per share to a private investor pursuant to the exercise of warrants to purchase restricted Common Stock. In April 2006, the Company issued 200,000 shares of Common Stock at a price of $.05 per share to a vendor pursuant to the exercise of warrants to purchase restricted Common Stock. Also in April 2006, the Company issued 200,000 shares of restricted Common Stock at a price of $.04 per share to Sean P. Downes, COO of the Company, pursuant to Mr. Downes' exercise of stock options and 123,077 shares of restricted Common Stock at a price of $.93 per share pursuant to Mr. Downes' election to receive such shares in lieu of accrued vacation. Also in April 2006, the Company issued 10,000 shares of restricted Common Stock at a price of $.50 per share to Reed J. Slogoff, a director of the Company, pursuant to the exercise of options to purchase restricted Common Stock. In May 2006, the Company issued 400,000 shares of restricted Common Stock to one employee at $1.23 per share and 25,000 to a second employee at $1.30 per share in conjunction with employment agreements. Also in May 2006, the Company issued 10,000 shares of restricted Common Stock at a price of $.50 per share to an employee of the Company pursuant to the exercise of options to purchase restricted Common Stock. In June 2006, the Company issued 25,000 shares of restricted Common Stock at a price of $1.52 per share to each of the then outside directors of the Company (Norman M. Meier, Reed Slogoff, and Joel Wilentz) and 200,000 shares of restricted Common Stock at a price of $1.52 per share to Sean P. Downes, COO of the Company, as a bonus. Also in June 2006, the Company issued James M. Lynch, CFO of the Company, 25,807 shares of Common Stock at a price of $1.65 per share as a bonus. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's Common Stock as quoted on the OTC Bulletin Board and the shares were issued in private transactions pursuant Section 4(2) of the Securities Act of 1933, as amended.

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

OVERVIEW

        UPCIC's application to become a Florida licensed property and casualty insurance company was filed with the OIR on May 14, 1997 and approved on October 29, 1997. UPCIC's proposal to begin operations through the acquisition of homeowners' insurance policies issued by the JUA was approved by the JUA on May 21, 1997, subject to certain minimum capitalization and other requirements. One of the requirements imposed by the OIR was to limit the number of policies UPCIC could assume from the JUA to 30,000.

        The OIR requires  applicants  to have a minimum  capitalization  of $5.0 million to be eligible to operate as an insurance company in the State of Florida. Upon being issued an insurance license, companies must maintain capitalization of at least $4.0 million. If an insurance company's capitalization falls below $4.0 million, then the company will be deemed out of compliance with OIR requirements, which could result in revocation of the participant's license to operate as an insurance company in the State of Florida.

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

        The Company expects that premiums from policy renewals and new business will be sufficient to meet the Company's working capital requirements beyond the next twelve months.

        The policies obtained from the JUA provided the opportunity for UPCIC to solicit future renewal premiums. The majority of the policies obtained from the JUA renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 268,000 homeowners' insurance policies. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. To diversify UPCIC's product lines, UPCIC underwrites inland marine policies. Management may consider underwriting other types of policies in the future. Any such program will require OIR approval. See Item 1, COMPETITION under "Factors Affecting Operation Results and Market Price of Stock" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.

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

DEFERRED POLICY ACQUISITION COSTS/DEFERRED CEDING COMMISSIONS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. As of December 31, 2006, deferred policy acquisition costs were $34,082,701 and deferred ceding commissions were $31,976,585. Deferred policy acquisition costs were reduced by deferred ceding commissions and shown net on the Consolidated Balance Sheet in the amount of $2,106,116.

PROVISION FOR PREMIUM DEFICIENCY. It is the Company's policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. The Company has determined that a provision for premium deficiency was not warranted as of December 31, 2006.

REINSURANCE. In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces the Company's risk of exposure in the event of catastrophic losses, it also reduces the Company's potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners insurance industry. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company. The Company's reinsurance policies do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements during 2006.

RELATED PARTIES

All underwriting, rating, policy issuance, reinsurance negotiations and certain administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary of the Company and unaffiliated third parties.

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO and Senior Vice President of the Company. During 2006 and 2005, the Company expensed claims adjusting fees of $829,208 and $1,075,188, respectively, to Downes and Associates.

During 2005, Sean P. Downes filed a claim on his homeowners' policy issued by UPCIC as a result of damage incurred during Hurricane Wilma. UPCIC handled the claim in the ordinary course of its business and made a loss payment to Mr. Downes in the amount of $214,409.

In July 2004, the Company borrowed monies from a private investor in the amount of $175,000 for working capital. In August 2005, this individual's son, Michael
P. Moran, became UPCIC's Vice President of Claims. The loan was paid off in January 2006.

RESULTS OF OPERATIONS

FOR YEAR ENDED DECEMBER 31, 2006 AND FOR YEAR ENDED DECEMBER 31, 2005.

        The fiscal year ended December 31, 2006 marked a significant improvement in the Company's operating results over recent past fiscal years. This improvement was primarily attributable to volume and rate increases, restructuring the homeowners' coverage offered, restructuring the Company's reinsurance coverage and working to control general and administrative expenses. In addition, Florida did not experience any windstorm catastrophes during 2006.

        Gross premiums written increased 319.1% to $371,754,514 for the year ended December 31, 2006 from $88,701,123 for the year ended December 31, 2005. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases. The increase in new business is partly attributable to the recent Florida windstorm catastrophes, which have provided an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business, as well as marketing initiatives the Company has undertaken.

        Net premiums written increased 552.7% to $141,035,805 for the year ended December 31, 2006 from $21,606,878 for the year ended December 31, 2005. The increase in net premiums written reflects the impact of reinsurance, since $230,718,709 or 62.1% of premiums written were ceded to reinsurers for the year ended December 31, 2006 as compared to $67,094,245 or 75.6% for the year ended December 31, 2005. The increase in net premiums written is attributable to an increase in new business, premium rate increases and changes to the Company's reinsurance program. Under the Company's quota share reinsurance treaty, the Company elected to cede 80% of gross written premiums, losses and loss adjustment expenses during the first five months of 2005 for all policies with coverage for wind risk versus 55% of policies with coverage for wind risk during the subsequent six months of 2005 and 80% of policies with coverage for wind risk during the remaining month of 2005. The Company continued to cede 80% of policies with coverage for wind risk during the first five months of 2006 versus 50% of policies with coverage for wind risk during the remaining seven months of 2006. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners' insurance industry.

        Net premiums earned increased 242.1% to $54,135,952 for the year ended December 31, 2006 from $15,825,982 for the year ended December 31, 2005. The increase in net premiums earned is attributable to an increase in new business, premium rate increases and changes in the reinsurance program noted above.

        Commission revenue increased 166.0% to $6,714,511 for the year ended December 31, 2006 from $2,523,861 for the year ended December 31, 2005. Commission income is comprised mainly of the Managing General Agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily due to increased policy fee income attributable to an increase in new and renewal business.

        Investment income consists of net investment income and net realized gains (losses). Investment income increased 484.4% to $3,986,414 for the year ended December 31, 2006 from $682,085 for the year ended December 31, 2005. The increase is primarily due to higher investment balances during 2006.

        Other revenue decreased 4.4% to $310,873 for the year ended December 31, 2006 from $325,272 for the year ended December 31, 2005. Other revenue is comprised of fee revenue from direct sales and service revenue from other operations. The decrease is primarily attributable to the fact that there was less activity in the direct sales and service operations in 2006.

        Losses and loss adjustment expenses ("LAE"), net incurred increased 159.9% to $24,940,879 for the year ended December 31, 2006 from $9,597,984 for the year ended December 31, 2005 as compared to net premiums earned which increased 242.1% to $54,135,952 for the year ended December 31, 2006 from $15,825,982 for the year ended December 31, 2005. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE, net are influenced by loss severity and frequency. Losses and LAE, net increased due to an increase in insured exposures and changes to the Company's reinsurance program discussed above. The Company's direct loss ratio for the year ended December 31, 2006 was 36.8% compared to 148.4% for the year ended December 31, 2005. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims in 2006. During 2006, the Company did not experience any catastrophic events. During 2005, Florida experienced three windstorm catastrophes (Hurricanes Dennis, Katrina and Wilma), which resulted in losses. As a result of these storms, the Company currently estimates it incurred $93,125,571 in losses prior to reinsurance and $4,139,304 net of reinsurance. Except for catastrophe claims, the Company believes that the severity and frequency of claims remained relatively stable for the periods under comparison. The Company's net loss ratio for the year ended December 31, 2006 was 46.1% compared to 60.6% for the year ended December 31, 2005. The net loss ratio decreased due to the decrease in net losses incurred and premium rate increases.

        Catastrophes are an inherent risk of the property-liability insurance business, particularly in the geographic area where the Company does business, which may contribute to material year-to-year fluctuations in UPCIC's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes its catastrophe management strategies will reduce the severity of future losses, UPCIC continues to be exposed to similar or greater catastrophes as those experienced in prior years.

        The reserve for direct unpaid losses and LAE at December 31, 2006 is $49,564,514. Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported. The range of direct loss reserve estimates as determined by the Company's independent actuarial consultants is a low of $37,274,555 and a high of $59,959,974. The key assumption used to arrive at management's best estimate of loss reserves in relation to the actuary's range and the specific factors that led to management's best estimate is that the liability is based on management's estimate of the ultimate cost of settling each loss and an amount for losses incurred but not reported. However, if losses exceed direct loss reserve estimates there could be a material adverse effect on the Company's financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents, which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company's financial statements.

        As a result of the Company's review of its liability for losses and loss adjustment expenses, which includes a re-evaluation of the adequacy of reserve levels for prior year claims, the Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2006 were increased in the current year by $15,693,957 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2005 were increased during 2005 by $2,549,050 for claims that had occurred on or before the previous year balance sheet date. This unfavorable loss emergence resulted principally from settling homeowners' losses established in the prior year for amounts that were more than expected. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2006.

        General and administrative expenses increased 279.8% to $13,485,562 for the year ended December 31, 2006 from $3,551,117 for the year ended December 31, 2005. General and administrative expenses have increased primarily due to a decrease in ceding commissions associated with changing policy retention from 20% to 50% at June 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of cash flow are premium revenues, commission income and investment income.

        For the year ended December 31, 2006, cash flows provided by operating activities were $153,384,209. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists entirely of cash and cash equivalents of which $1,500,000 is held by the State of Florida Department of Financial Services for the benefit of UPCIC's policyholders. Cash flows from investing activities are primarily comprised of purchases of building improvements and other capital expenditures. Cash flows used in financing activities primarily relate to Company borrowings and payment of dividends to shareholders.

        During 2003, the Company purchased software for $520,000. Management believes the software will assist it in reducing overall management expenses versus the previous outside vendor agreement. The final installment payment on the software of $150,000 was paid in March 2005. In addition, the Company has outstanding loans in the amount of $119,186 to finance several vehicles and a boat, all acquired for business use and marketing of the Company's products, and in the amount of $1,032,901 for working capital needs. The amounts will become due during the years 2006 through 2011.

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

        In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in five monthly installments of $200,000. Payment on one note commenced on June 30, 2006 and commenced on the other note on November 30, 2006. The loan amount subsequently was contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company granted a warrant to one of the investors to purchase 200,000 shares of restricted Common Stock at an exercise price of $.05 per share, expiring in June 2010. These transactions were approved by the Company's Board of Directors. The aggregate remaining principal balance on the promissory notes is $300,000.

        On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration under Florida's Insurance Capital Build-Up Incentive Program. Under the program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the State Board of Administration matched UPCIC's funds of $25.0 million that were earmarked for participation in the program.

        The surplus note brings the current capital and surplus of UPCIC to approximately $62 million. Under Florida law, the current surplus will allow UPCIC to write up to approximately $600 million in gross written premiums in the 2007 calendar year.

        The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond Rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC is required to pay interest only, although principal payments can be made during this period. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of Florida Insurance Regulation.

        An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note. As of December 31, 2006, the Company is in compliance with each of the aforementioned loan covenants.

        If UPCIC fails to increase its writing ratio for two consecutive quarters prior to June 1, 2007, fails to obtain the 2:1 Minimum Writing Ratio by June 1, 2007, or drops below the 2:1 Minimum Writing Ratio once it is obtained for two consecutive quarters, the interest rate on the surplus note will increase during such deficiency by 25 basis points if the resulting writing ratio is between 1.5:1 and 2:1 and the interest rate will increase by 450 basis points if the writing ratio is below 1.5:1. If the writing ratio remains below 1.5:1 for three consecutive quarters after June 1, 2007, UPCIC must repay a portion of the surplus note so that the Minimum Writing Ratio will be obtained for the following quarter. The Company expects to maintain the 2:1 Minimum Writing Ratio throughout the term of the surplus note.

        To meet its matching obligation under the Insurance Capital Build-Up Incentive Program, on November 3, 2006, the Company entered into a Secured Promissory Note with Benfield Greig (Holdings), Inc. in the aggregate principal amount of $12 million. Interest on the note will accrue at the market rate of 12.75% per annum. The outstanding principal is due in six monthly installments of $1.5 million and a final seventh monthly installment of the remaining balance plus all accrued interest under the terms of the Note starting on January 31, 2007 and ending on July 31, 2007. In connection with the loan, the Company and its subsidiaries appointed Benfield Inc. as their reinsurance intermediary for all of their reinsurance placements for the year beginning on June 1, 2007. As of March 30, 2007, all amounts due on the Note have been paid.

        The  following  table   represents  the  Company's   total   contractual
obligations for which cash flows are fixed or determinable.

                                  Total      2007      2008      2009      2010      2011    Thereafter
                                  -----      ----      ----      ----      ----      ----    ----------
                                                   (Thousands of dollars)
Contractual obligations
        Long-term debt          $ 25,058   $     -   $    15    $   14   $ 1,008   $ 1,051   $ 22,970
        Loans payable             12,324    12,324         -         -         -         -          -
        Operating leases             396       227       137        32         -         -          -
                                --------   -------   -------    ------   -------   -------   --------

Total contractual obligations   $ 37,778   $12,551   $   152      $ 46   $ 1,008   $ 1,051   $ 22,970
                                ========   =======   =======    ======   =======   =======   ========

        The balance of cash and cash equivalents as of December 31, 2006 was $232,890,297. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of $1,875,000 up to the 100 year PML which would be currently covered by reinsurers. Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

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

        The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. During 2005 and 2006, UPCIC did not pay dividends to the Company.

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

ITEM 8B.  OTHER INFORMATION

        On January 11, 2007, the Company applied for listing of its Common Stock on the American Stock Exchange LLC ("AMEX"). AMEX is currently reviewing the Company's listing application, and although no assurances can be given, the Company believes it will be able to meet the listing requirements. The Company meets the definition of "controlled company" set forth in Section 801(a) of the AMEX Company Guide in that greater than fifty percent (50%) of the voting power of the Company's Common Stock is held by Bradley I. Meier.

                                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The directors and executive officers of the Company as of December 31, 2006 are as follows:

Name                      Age     Position
----                      ---     --------
Bradley I. Meier          39      President, Chief Executive Officer and
                                  Director
Norman M. Meier           68      Director, Secretary
Reed J. Slogoff           38      Director
Joel M. Wilentz, M.D.     73      Director
James M. Lynch            52      Executive Vice President and Chief Financial
                                  Officer
Sean P. Downes            37      Senior Vice President, Chief Operating Officer
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

        SEAN P. DOWNES has been Senior Vice President, Chief Operating Officer and a Director of the Company since January 2005. He has served as Chief Operating Officer and a Director of UPCIC since July 2003. Mr. Downes was Chief Operating Officer of Universal Adjusting Corporation from July 1999 to July 2003. During that time Mr. Downes created the Company's claims operation. Before joining the Company in July 1999, Mr. Downes was Vice President of Downes and Associates, a multi-line insurance adjustment corporation.

        Effective January 9, 2007, the Board of Directors of the Company appointed Ozzie A. Schindler to the Board of Directors. Mr. Schindler will serve on the Company's Audit Committee. Mr. Schindler is a partner with the law firm of Greenberg Traurig and specializes in international tax, trusts and succession and planning. He has an LL.M. in Taxation from New York University School of Law and graduated with honors from the University of Florida School of Law. Mr.
Schindler graduated with high honors from the University of Florida Fisher School of Accounting. He is admitted to both the Florida and New York bars.

        Norman M. Meier and Bradley I. Meier are father and son, respectively. There are no other family relationships among the Company's executive officers and directors. Eric Meier who is the brother of Bradley I. Meier, also works for a subsidiary of the Company.

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

AUDIT COMMITTEE

        The Company has a separately designated Audit Committee, whose members during 2005 and 2006 were Bradley I. Meier and Reed J. Slogoff. In order to have an Audit Committee composed entirely of independent directors, Mr. Meier voluntarily resigned from the Audit Committee on January 9, 2007, and the Board of Directors unanimously appointed Ozzie A. Schindler and Joel M. Wilentz to the

Audit Committee. Mr. Slogoff remained on the Audit Committee. Each member of the Audit Committee has been determined by the Board of Directors to be independent under the applicable rules of the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers. The Company's Board of Directors has determined that Ozzie A. Schindler is an "audit committee financial expert" as defined by Item 401(e) of Regulation S-B promulgated by the SEC.

CODE OF BUSINESS CONDUCT AND ETHICS

        The Company adopted a Code of Business Conduct and Ethics on January 9, 2007 that is applicable to all directors, officers and employees of the Company. The code is publicly available at the Company's headquarters in Fort Lauderdale, Florida. Upon completion of the build-out of the Company's website, the code will be posted there. A copy of the Company's Code of Business Conduct and Ethics may be obtained free of charge by written request to James M. Lynch, 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, FL 33309.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and persons who own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Directors, executive officers and greater than 10% shareholders (collectively, "Reporting Persons") are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Sean P. Downes failed to file a Form 4 in connection with an acquisition of the Common Stock in fiscal year 2006, but subsequently filed a Form 5 on February 1, 2007 reflecting this transaction. Except for Mr. Downes' transaction, and based solely on review of the copies of such forms provided to the Company and written representations by the Reporting Persons, the Company believes that, for the year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Reporting Persons were met.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid to or earned by the Company's President and Chief Executive Officer and the Company's two other most highly compensated executive officers (collectively, the "Named Executive Officers") during each of the Company's last two fiscal years.

----------------------------------------------------------------------------------------------
                                    SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------

                                                                    Non-Equity
     Name and                                             Stock   Incentive Plan
Principal Position       Year       Salary      Bonus    Awards    Compensation       Total
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Bradley I. Meier,
President & CEO          2006     $830,324    $      -   $     -    $1,075,310(1)   $1,905,634
----------------------------------------------------------------------------------------------
                         2005     $527,365    $      -   $21,500      $191,556        $740,421
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
James M. Lynch,
EVP & CFO                2006     $251,250     $90,000   $42,582    $        -        $383,832
----------------------------------------------------------------------------------------------
                         2005     $279,525      $3,846    $3,000    $        -        $286,371
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Sean P. Downes,
SVP & COO                2006     $537,678    $      -  $418,462      $843,982(2)   $1,800,122
----------------------------------------------------------------------------------------------
                         2005     $366,923    $      -   $35,000      $181,167        $583,090
----------------------------------------------------------------------------------------------

(1) As of March 30, 2007, $591,811 of which had not been paid and is subject to shareholder approval.

(2) As of March 30, 2007, $443,859 of which had not yet been paid and is subject to shareholder approval.

EMPLOYMENT AGREEMENTS

        The Company's employment agreement with Mr. Meier is dated as of August 11, 1999. The Company and Mr. Meier have amended the employment agreement, with the most recent amendment dated March 21, 2007 (the employment agreement and the amendments are collectively referred to as the "Meier Agreement"). Under the terms of the Meier Agreement, Mr. Meier will serve as the Company's President and Chief Executive Officer. Mr. Meier received a base salary of $830,324 in 2006, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Meier Agreement, Mr. Meier is entitled to an annual performance bonus equal to three percent (3%) of the pretax income of the Company up to $5 million, and four percent (4%) of the pretax income of the Company in excess of $5 million; provided, however, that any such bonus is contingent upon the Company's shareholders approving such bonus formula. Should the Company's shareholders fail to approve the formula, Mr. Meier forfeits his right to the bonus. Mr. Meier is also eligible for other benefits customarily provided by the Company to its executive employees, and the Meier Agreement contains noncompete and nondisclosure provisions. In addition, in the event of a Change in Control of the Company (as defined in the Meier Agreement), the Company shall pay Mr. Meier an amount equal to 48 months base salary, plus two times any bonus paid for the preceding fiscal year. Further, in the event of a Change in Control, all options held by Mr. Meier vest and become immediately exercisable. Also, in the event that the Company terminates the Meier Agreement, the Company shall pay Mr. Meier 48 months total compensation. The Meier Agreement expires on December 31, 2008; however, the agreement is automatically extended each year thereafter unless the Company or Mr. Meier provides written notice that the agreement is being terminated 60 days in advance of the anniversary date of the Meier Agreement.

        The Company's employment agreement with Mr. Downes is dated as of January 1, 2005 and provides that Mr. Downes will serve as Chief Operating Officer and Senior Vice President of the Company. The Company and Mr. Downes have amended the employment agreement, with the most recent amendment dated March 21, 2007 (the employment agreement and the amendments are collectively referred to as the "Downes Agreement"). Mr. Downes received a base salary of $527,678 in 2006, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Downes Agreement, Mr. Downes is entitled to an annual performance bonus equal to three percent (3%) of the pre-tax profits of the Company; provided, however, that any such bonus is contingent upon the Company's shareholders approving such bonus formula. Should the Company's shareholders fail to approve the formula, Mr. Downes forfeits his right to the bonus. Under the Downes Agreement, the Company may grant Mr. Downes options or warrants to purchase the Company's Common Stock. Mr. Downes is also eligible for other benefits customarily provided by the Company to its executive employees and the Downes Agreement contains noncompete and nondisclosure provisions. In addition, in the event of a Change in Control of the Company (as defined in the Downes Agreement), the Company shall pay Mr. Downes an amount equal to 12 months base salary, plus the annual bonus paid for the preceding fiscal year. Further, in the event of a Change in Control, all options held by Mr. Downes vest and become immediately exercisable. The Downes Agreement expires on December 31, 2008 unless extended in writing by the Company. During the year ended December 31, 2006, Mr. Downes converted bonus and accrued vacation into 323,077 shares of Common Stock. The shares were issued to Mr. Downes in private transactions performed in accordance with the terms of the Downes Agreement and pursuant to Section 4(2) of the Securities Act of 1933, as amended.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

        The following table sets forth information regarding outstanding equity awards held by each Named Executive Officer at fiscal year ended December 31, 2006.

---------------------------------------------------------------------------------------
                      OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
---------------------------------------------------------------------------------------
                           OPTIONS AWARDS
---------------------------------------------------------------------------------------

                        Number of Securities             Option           Option
                        Underlying Unexercised          Exercise        Expiration
        Name            Options Exercisable              Price             Date
---------------------------------------------------------------------------------------
Bradley Meier                       1,500,000             $1.06         01/15/2010 (1)
---------------------------------------------------------------------------------------
Bradley Meier                         250,000             $1.06         01/15/2010 (1)
---------------------------------------------------------------------------------------
Bradley Meier                         250,000             $1.63         05/07/2008
---------------------------------------------------------------------------------------
Bradley Meier                         150,000             $1.10         01/26/2010
---------------------------------------------------------------------------------------
Bradley Meier                          20,000             $0.70         12/12/2010
---------------------------------------------------------------------------------------
Bradley Meier                         325,000             $0.70         12/12/2010
---------------------------------------------------------------------------------------
Bradley Meier                         150,000             $0.60         12/21/2011
---------------------------------------------------------------------------------------
Bradley Meier                       1,000,000             $0.06         03/04/2014
---------------------------------------------------------------------------------------
James Lynch                            50,000             $1.87         08/03/2008
---------------------------------------------------------------------------------------
James Lynch                            25,000             $1.10         01/26/2010
---------------------------------------------------------------------------------------
James Lynch                            15,000             $0.70         12/12/2010
---------------------------------------------------------------------------------------
James Lynch                           100,000             $0.50         12/21/2011
---------------------------------------------------------------------------------------
Sean Downes                            15,000             $1.10         01/26/2010
---------------------------------------------------------------------------------------
Sean Downes                           100,000             $0.50         12/21/2011
---------------------------------------------------------------------------------------

(1) Expires on earlier of January 15, 2010 or a Change in Control of the Company, as defined in the Option Agreement.


DIRECTOR COMPENSATION

        The  following  table  sets  forth  the  total   compensation   paid  to
non-employee members of the Board of Directors during the fiscal year ended December 31, 2006.

      --------------------------------------------------------------------
                              DIRECTOR COMPENSATION
      --------------------------------------------------------------------
                               Fees
                            Earned or
                              Paid In          Stock
           Name                Cash           Awards          Total
      --------------------------------------------------------------------
      --------------------------------------------------------------------
      Joel Wilentz            $45,000         $38,000         $83,000
      --------------------------------------------------------------------
      Norman Meier            $45,000         $38,000         $83,000
      --------------------------------------------------------------------
      Reed Slogoff            $45,000         $38,000         $83,000
      --------------------------------------------------------------------

        In addition, the Company periodically reimburses the non-employee members of the Board of Directors for reasonable expenses incurred in attending meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth certain information with respect to all of the Company's equity compensation plans in effect as of fiscal year ended December 31, 2006.

---------------------------------------------------------------------------------------------------------
                                                                                Number of  securities
                                                                                remaining available for
                        Number of  securities  to       Weighted-average        issuance under equity
                        be issued upon exercise of      exercise  price of      compensation plans
                        outstanding  options,           outstanding  options    (excluding securities
Plan Category           warrants and rights             warrants and rights     reflected in first column)

----------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by               7,295,000                      $0.89                       N/A
security holders
----------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                  -                         -                          -
security holders
----------------------------------------------------------------------------------------------------------
Total                           7,295,000                      $0.89                       N/A
----------------------------------------------------------------------------------------------------------

Descriptions of the plans are contained in Note 11 to the Consolidated Financial Statements.

SERIES M PREFERRED STOCK OWNED BY MANAGEMENT

        As  of  March  1,  2007,   directors  and  named   executive   officers,
individually and as a group, beneficially owned Series M Preferred Stock as follows:

Name and Address of             Amount and Nature of
Beneficial Owner (1)            Beneficial Ownership           Percent of Class
--------------------            --------------------           ----------------

Bradley I. Meier*(2)                   48,890                        48.0%
Norman M. Meier*(3)                    53,000                        52.0%
Officers and directors
as a group (2 persons)(4)              86,890                        98.0%

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

(4)     See footnotes (1) - (3) above.

SERIES A PREFERRED STOCK OWNED BY MANAGEMENT

        As  of  March  1,  2007,   directors  and  named   executive   officers,
individually and as a group, beneficially owned Series A Preferred Stock as follows:

Name and Address of             Amount and Nature of
Beneficial Owner (1)            Beneficial Ownership           Percent of Class
--------------------            --------------------           ----------------

Norman M. Meier* (2)                    9,975                         20%
Officers and directors                  9,975                         20%
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

(3)     See footnotes (1)-(2) above.

COMMON STOCK OWNED BY MANAGEMENT

        As  of  March  1,  2007,   directors  and  Named   Executive   Officers,
individually and as a group, beneficially owned Common Stock as follows:

Name and Address of             Amount and Nature of
Beneficial Owner (1)            Beneficial Ownership (2)       Percent of Class
--------------------            ------------------------       ----------------

Bradley I. Meier (3)                   23,164,226                    60.8%
Sean P. Downes (4)                      4,226,121                    11.1%
Norman M. Meier (5)                       504,246                     1.3%
Reed J. Slogoff (6)                       290,000                      .8%
Joel M. Wilentz (7)                       290,000                      .8%
James M. Lynch (8)                        290,807                      .8%
Ozzie A. Schindler (9)                     35,000                      .1%
Officers and directors                 28,800,400                    75.7%
as a group (7 people) (10)

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

(3) Includes (i) options to purchase an aggregate of 3,645,000 shares of Common Stock; (ii) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock; (iii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner; and (iv) the following shares of Common Stock which are subject to proxies granting voting power to Mr. Meier: (A) 416,666 shares owned by Lynda Meier, Mr. Meier's sister, (B) 250,225 shares owned by Eric Meier, Mr. Meier's brother, (C) 333,792 shares owned by Phylis Meier, Mr. Meier's mother, (D) 504,246 shares owned by Norman Meier, Mr. Meier's father, and (E) an additional 207,916 shares over which Mr. Meier has voting power; and (F) options to purchase an aggregate of 1,115,000 shares of Common Stock owned by Norman Meier, Mr. Meier's father, which are subject to a proxy granting voting power to Mr. Meier.

(4)     Includes  options  to purchase an aggregate of 465,000  shares of Common
        Stock.

(5) Includes (i) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock, and (ii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Norman Meier is a general partner. Excludes (i) all securities owned by Bradley I. Meier or Phyllis Meier, Norman Meier's son and former spouse, respectively, as to which Norman Meier disclaims beneficial ownership, and (ii) all securities owned by Norman Meier for which Norman Meier has granted voting power to his son, Bradley Meier.

(6) Includes options to purchase an aggregate of 230,000 shares of Common Stock, of which 50,000 are held in a custodial account for Mr. Slogoff's minor son.

(7)     Includes  options to  purchase an aggregate of 240,000  shares of Common
        Stock.

(8)     Includes  options to  purchase an aggregate of 215,000  shares of Common
        Stock.

(9)     Consists of an option to purchase 35,000 shares of Common Stock.

(10)    See footnotes (1) - (9) above.

SERIES M PREFERRED STOCK HELD BY OTHERS

        As of March 1, 2007, the following table sets forth information regarding the number and percentage of Series M Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series M Preferred Stock:

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

SERIES A PREFERRED STOCK HELD BY OTHERS

        As of March 1, 2007, the following table sets forth information regarding the number and percentage of Series A Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series A Preferred Stock:

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

COMMON STOCK HELD BY OTHERS

        As of March 1, 2007, the following table sets forth information regarding the number and percentage of Common Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                       Amount and Nature of
   Name and Address (1)                Beneficial Ownership (2) Percent of Class
   ----------------                    --------------------     ----------------

   Martin Steinberg, Esq., as the            6,518,004                17.1 %
   receiver for Lancer Offshore
   Inc. (3)
   c/o David E. Wells, Esq.
   Hunton & Williams LLP
   1111 Brickell Avenue,  Suite 2500
   Miami, FL 33131

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

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO and Senior Vice President of the Company. During 2006 and 2005, the Company expensed claims adjusting fees of $829,208 and $1,075,188, respectively, to Downes and Associates.

   During 2005, Sean P. Downes filed a claim on his homeowners' policy issued by UPCIC as a result of damage incurred during Hurricane Wilma. UPCIC handled the claim in the ordinary course of its business and made a loss payment to Mr. Downes in the amount of $214,409.

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

11.1    Statement Regarding Computation of Per Share Income

14.1    Code of Business Conduct and Ethics

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

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2003


     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     AUDIT FEES

     Audit fees for the fiscal years ended December 31, 2006 and December 31, 2005 were $260,000 and $176,000, respectively.

     AUDIT RELATED FEES

     Audit related fees for the fiscal years ended December 31, 2006 and December 31, 2005 were $0.

     TAX FEES

     Tax fees for the fiscal years ended December 31, 2006 and December 31, 2005 were $33,500 and $31,500, respectively.

     ALL OTHER FEES

     All other fees for products and services provided by the Company's principal accountant for the fiscal years ended December 31, 2006 and December 31, 2005 were $0.

     POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF THE INDEPENDENT AUDITOR

     All audit related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Blackman Kallick Bartelstein LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                       UNIVERSAL INSURANCE HOLDINGS, INC.


Dated: March 30, 2007          By:  /s/ Bradley I. Meier
                                    ----------------------------------------
                                    Bradley I. Meier, President and Chief
                                    Executive Officer

                                    /s/ James M. Lynch
                                    ----------------------------------------
                                    James M. Lynch, Chief Financial Officer


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bradley I. Meier     President, Chief Executive Officer       March 30, 2007
--------------------     and Director
Bradley I. Meier

/s/ Sean P. Downes       Senior Vice President, Chief Operating   March 30, 2007
------------------       Officer and Director
Sean P. Downes

/s/ James M. Lynch       Executive Vice President and Chief       March 30, 2007
------------------       Financial Officer
James M. Lynch

/s/ Norman M. Meier      Director                                 March 30, 2007
-------------------
Norman M. Meier

/s/ Ozzie A. Schindler   Director                                 March 30, 2007
----------------------
Ozzie A. Schindler

/s/ Reed J. Slogoff      Director                                 March 30, 2007
-------------------
Reed J. Slogoff

/s/ Joel M. Wilentz      Director                                 March 30, 2007
-------------------
Joel M. Wilentz

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet - December 31, 2006...............................F-3

Consolidated Statements of Operations for the Years
Ended December 31, 2006 and 2005 ............................................F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2006 and 2005.............................................F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2006 and 2005.............................................F-6

Notes to Consolidated Financial Statements............................F-7 - F-26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.


/s/ Blackman Kallick Bartelstein LLP

Chicago, Illinois
March 30, 2007

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006


                                     ASSETS

Cash and cash equivalents                                        $  232,890,297
Real estate, net                                                      3,253,064
Reinsurance recoverables                                            209,757,903
Premiums and other receivables, net                                  24,294,652
Deferred policy acquisition costs, net                                2,106,116
Property and equipment, net                                             618,912
Deferred income taxes                                                 8,671,756
Other assets                                                             17,724
                                                                 --------------
Total assets                                                     $  481,610,424
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                       $   49,564,514
Unearned premiums                                                   230,346,266
Accounts payable                                                      2,726,049
Reinsurance payable                                                 102,857,079
Federal and state income taxes payable                               14,969,270
Dividends payable                                                     1,902,855
Other accrued expenses                                               15,285,829
Other liabilities                                                     4,529,100
Loans payable                                                        12,324,278
Long-term debt                                                       25,057,266
                                                                 --------------
Total liabilities                                                   459,562,506
                                                                 --------------

COMMITMENTS AND CONTINGENCIES (Notes 12-13)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
  1,000,000 shares authorized, 138,640 shares issued
  and outstanding, minimum liquidation preference of
  $1,419,700                                                              1,387
Common stock, $.01 par value, 50,000,000 shares authorized,
  38,057,103 shares issued and 34,948,458 shares outstanding            380,572
Common stock in treasury, at cost - 208,645 shares                     (101,820)
Common stock held in trust, at cost - 2,900,000 shares (Note 11)     (2,349,000)
Additional paid-in capital                                           18,726,387
Retained earnings                                                     5,390,392
                                                                 --------------
Total stockholders' equity                                           22,047,918
                                                                 --------------
Total liabilities and stockholders' equity                        $ 481,610,424
                                                                 ==============

         The accompanying notes are an integral part of the consolidated financial statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Years Ended
                                                                         December 31, 2006   December 31, 2005
                                                                         -----------------   -----------------
PREMIUMS EARNED AND OTHER REVENUES:
     Direct premiums written                                               $ 371,754,514       $ 88,701,123
     Ceded premiums written                                                 (230,718,709)       (67,094,245)
                                                                           -------------       ------------
     Net premiums written                                                    141,035,805         21,606,878
     Increase in unearned premiums                                           (86,899,853)        (5,780,896)
                                                                           -------------       ------------
     Premiums earned net                                                      54,135,952         15,825,982
    Net investment income                                                      3,986,414            682,085
    Commission revenue                                                         6,714,511          2,523,861
    Other revenue                                                                310,873            325,272
                                                                           -------------       ------------
            Total premiums earned and other revenues                          65,147,750         19,357,200
                                                                           -------------       ------------

OPERATING COSTS AND EXPENSES
    Losses and loss adjustment expenses, net                                  24,940,879          9,597,984
    General and administrative expenses                                       13,485,562          3,551,117
                                                                           -------------       ------------
            Total operating costs and expenses                                38,426,441         13,149,101
                                                                           -------------       ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      $  26,721,309       $  6,208,099
                                                                           -------------       ------------
    Income taxes, current                                                     17,541,697            140,238
    Income taxes, deferred                                                    (8,064,457)          (607,299)
                                                                           -------------       ------------
            Income taxes, net                                                  9,477,240           (467,061)
                                                                           -------------       ------------

INCOME FROM CONTINUING OPERATIONS                                          $  17,244,069       $  6,675,160
                                                                           -------------       ------------

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                                           (93,136)          (156,657)
     Provision for income tax expense                                             35,927            (11,906)
                                                                           -------------       ------------
            Total loss from discontinued operations                              (57,209)          (168,563)
                                                                           -------------       ------------
NET INCOME                                                                 $  17,186,860       $  6,506,597
                                                                           =============       ============

INCOME PER COMMON SHARE:
            Basic income from continuing operations                        $        0.50       $       0.20
                                                                           =============       ============
            Basic income from discontinued operations                      $         -         $        -
                                                                           =============       ============
            Basic net income per share                                     $        0.50       $       0.20
                                                                           =============       ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING-BASIC                                                           34,409,415         32,807,521
                                                                           =============       ============

INCOME PER COMMON SHARE
            Diluted income from continuing operations                      $        0.44       $       0.19
                                                                           =============       ============
            Diluted income from discontinued operations                    $         -         $        -
                                                                           =============       ============
            Diluted net income per share                                   $        0.44       $       0.19
                                                                           =============       ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING-DILUTED                                                         39,078,643         33,945,639
                                                                           =============       ============

CASH DIVIDEND DECLARED PER COMMON SHARE                                    $        0.18       $        -
                                                                           =============       ============

         The accompanying notes are an integral part of the consolidated financial statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Years Ended
                                         December 31, 2006                 December 31, 2005
                                         -----------------                 -----------------

                                      Shares             Amount         Shares           Amount
                                      ------             ------         ------           ------
PREFERRED STOCK
Balance, beginning of period         138,640        $     1,387         138,640      $     1,387

                                 ------------      -------------    -----------      ------------
Balance, end of period               138,640              1,387         138,640            1,387
                                 ============      -------------    ===========      ------------
COMMON STOCK
Balance, beginning of period      36,463,219            315,037      34,408,775          294,493
Issuance of common stock           1,593,884             65,535       2,054,444           20,544
                                 ------------      -------------    -----------      ------------
Balance, end of period            38,057,103            380,572      36,463,219          315,037
                                 ============      -------------    ===========      ------------
TREASURY STOCK
Balance, beginning of period         208,645           (101,820)        208,645         (101,820)

                                 ------------      -------------    -----------      ------------
Balance, end of period               208,645           (101,820)        208,645         (101,820)
                                 ============      -------------    ===========      ------------
STOCK GRANTOR TRUST
Balance, beginning of period       2,900,000         (2,349,000)      2,900,000       (2,349,000)

                                 ------------      -------------    -----------      ------------
Balance, end of period             2,900,000         (2,349,000)      2,900,000       (2,349,000)
                                 ============      -------------    ===========      ------------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                         17,504,331                       17,434,407
Issuance of common stock                              1,222,056                           69,924

                                                   -------------                     ------------
Balance, end of period                               18,726,387                       17,504,331
                                                   -------------                     ------------
MINORITY INTEREST
Balance, beginning of period                             35,000                                -
Net income (loss) attributable to minority interest       4,421                           (4,421)
Minority interest                                       (39,421)                          39,421

                                                   -------------                     ------------
Balance, end of period                                        -                           35,000
                                                   -------------                     ------------
RETAINED  EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of period                         (5,488,807)                     (11,949,875)
Net income attributable to retained earnings         17,182,439                        6,511,018
 (Accumulated Deficit)
Preferred stock dividend                                (49,950)                         (49,950)
Common stock dividend                                (6,253,290)                               -
                                                   -------------                     ------------
Balance, end of period                                5,390,392                       (5,488,807)
                                                   -------------                     ------------

Total stockholders' equity                         $ 22,047,918                      $ 9,916,128
                                                   =============                     ============

         The accompanying notes are an integral part of the consolidated financial statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ended                    Year Ended
                                                        December 31, 2006             December 31, 2005
                                                       -------------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $     17,186,860               $     6,506,597

Adjustments to reconcile net income to cash
provided by operations:
  Amortization and depreciation                                 373,533                       377,748
  Issuance of common stock as compensation                    1,238,338                        90,468
Net change in assets and liabilities relating
to operating activities:
  Reinsurance recoverable                                   (87,820,035)                  (34,464,485)
  Premiums and other receivables                            (19,238,882)                   (4,956,387)
  Allowance for doubtful accounts                               568,766                           -
  Deferred taxes                                             (8,064,457)                     (607,299)
  Deferred acquisition costs, net                            (2,106,116)                          -
  Other assets                                                  925,946                        31,246
  Reinsurance payable                                        58,404,726                    21,379,423
  Deferred ceding commission                                 (1,043,544)                    1,043,544
  Other liabilities                                           3,521,271                       525,806
  Accounts payable                                            1,846,604                    (2,104,954)
  Taxes payable                                              15,285,828                           -
  Other accrued expenses                                     10,340,148                     3,024,756
  Unpaid losses and loss adjustment expenses                (17,435,442)                    9,128,004
  Unearned premiums                                         179,456,261                    27,000,144
                                                       ----------------               ---------------
Net cash provided by operating activities -
continuing operations                                       153,439,805                    26,974,611
Net cash used in operating activities -
discontinued operations                                         (55,596)                          -
                                                       ----------------               ---------------
Net cash provided by operating activities                   153,384,209                    26,974,611
                                                       ----------------               ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (36,706)                     (302,907)
  Building improvements                                        (230,936)                   (1,514,226)
                                                       ----------------               ---------------
Net cash used in investing activities -
continuing operations                                          (267,642)                   (1,817,133)
Net cash provided by investing activities -
discontinued operations                                          51,524                           -
                                                       ----------------               ---------------
Net cash used in investing activities                          (216,118)                   (1,817,133)
                                                       ----------------               ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                      (49,950)                      (49,950)
  Common stock dividend                                      (4,505,867)                          -
  Issuance of common stock                                       49,251                           -
  Payments on loans payable                                    (770,543)                     (591,730)
  Proceeds from loans payable                                37,000,000                     1,039,938
  Minority interest                                             (39,421)                       39,421
                                                       ----------------               ---------------

Net cash provided by financing activities -
continuing operations                                        31,683,470                       437,679
                                                       ----------------               ---------------
Net cash provided by financing activities                    31,683,470                       437,679
                                                       ----------------               ---------------

NET INCREASE IN CASH AND CASH                               184,851,561                    25,595,157
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of year                 48,038,736                    22,443,579
                                                       ----------------               ---------------

CASH AND CASH EQUIVALENTS, End of year                 $    232,890,297               $    48,038,736
                                                       ================               ===============

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

On December 4, 1997, the Company raised approximately $6,700,000 in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its common stock at a price of $.60 per share. The proceeds of this transaction were used partially for working capital purposes and to meet the minimum regulatory capitalization requirements of $5,000,000 required by the Florida Department of Insurance to engage in this type of homeowners' insurance company business.

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

ONLINE COMMERCE OPERATIONS

The Company had also formed subsidiaries that specialize in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com was an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. was a network of Internet insurance agencies. Insurance agencies had been established in 22 states. None of these agencies are currently active as the Company changed its focus to selling leads to other companies and independent agents. During 2006, the Company decided to discontinue online commerce operations and focus on its core operations.

CORPORATE AND OTHER OPERATIONS

During 2001, the Company formed Tiger Home Services, Inc., which furnished pool services to homeowners until the operation was sold during the second quarter of 2005.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Universal Insurance Holdings, Inc., its wholly owned subsidiary, Universal Property & Casualty Insurance Co. and other wholly owned entities, Atlas Florida Financial Corporation, parent of Sterling Premium Finance Company, Sterling Premium Finance Company, and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. Prior to the Company's decision to discontinue online commerce operations, the Company and its subsidiaries operated principally in two business segments consisting of insurance and online commerce during each period reported in the accompanying consolidated financial statements, based upon management reporting.

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

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts, after intercompany eliminations, of the Company and its subsidiaries. Prior to being a wholly owned subsidiary of the Company in 2006, Sterling Premium Finance Company, was consolidated in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46R"). FIN 46R requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses if they occur, received a majority of the entity's expected residual returns if they occur, or both.

CASH AND CASH EQUIVALENTS. The Company includes in cash equivalents all short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less.

PREMIUMS RECEIVABLE. Written premiums are earned into income on a pro rata basis over the policy term. Accordingly, unearned premiums represent the portion of written premiums that is applicable to the unexpired risk. Generally, premiums are collected prior to providing risk coverage, minimizing the Company's exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience. As of December 31, 2006, the

Company had recorded an allowance for doubtful accounts in the amount of $568,766.

SECURITIES HELD TO MATURITY. Debt securities which the Company has the intent and ability to hold to maturity are reported at amortized cost, adjusted for amortization of premiums or accretion of discounts and other-than-temporary declines in fair value. The Company had no such securities during 2005 or 2006.

INVESTMENTS IN REAL ESTATE. Investments in real estate are carried at cost less depreciation. Real estate represents a building purchased by UPCIC that the Company uses as its home office. Depreciation is provided on the straight-line basis over twenty-seven-and-one-half years. The Company reviews its real estate annually and whenever changes in circumstances indicate that the carrying amount may not be recoverable.

SECURITIES AVAILABLE FOR SALE. Equity securities are reported at fair value, with unrealized gains and losses reported net of applicable deferred tax as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method. The Company had no such securities during 2005 or 2006.

PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the assets. Estimated useful life of all property and equipment ranges from three to five years. Routine repairs and maintenance are expensed as incurred. Website development costs are capitalized and amortized over their estimated useful life. The Company reviews its property and equipment annually and whenever changes in circumstances indicate that the carrying amount may not be recoverable.

RECOGNITION OF PREMIUM REVENUES. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future is deferred and reported as unearned premiums. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. In the event policyholders cancel their policies, unearned premiums represent amounts that UPCIC would refund policyholders. Accordingly, UPCIC determines unearned premiums by calculating the pro rata amount that would be due to the policyholders at a given point in time based upon the premiums owed over the life of each policy. As of December 31, 2006, the Company has direct unearned premiums of $230,346,266.

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

PROVISION FOR PREMIUM DEFICIENCY. It is the Company's policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accrual for premium deficiency was considered necessary as of December 31, 2006.

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

INCOME TAXES. Income tax provisions are based on the asset and liability method. Deferred federal and state income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, net of valuation allowance. The Company reviews its deferred tax assets for recoverability. At December 31, 2006, the Company determined that the benefit of its deferred tax assets was fully realizable and, therefore, no valuation allowance was recorded.

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

        Long-term debt and loans payable are held at carrying value, which approximates fair value as of December 31, 2006.

CONCENTRATIONS OF CREDIT RISK. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investments, premiums receivable and reinsurance recoverables. Concentrations of credit risk with respect to cash on deposit are limited by the Company's policy of investing excess cash in a money market account and overnight repurchase agreements of US Government and US Government Agency securities with major national banks. These accounts are held by Wachovia Bank, N.A. and SunTrust Banks, Inc. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of individuals comprising the Company's customer base. However, the majority of the Company's revenues are currently derived from products and services offered to customers in Florida, which could be adversely affected by economic downturns, an increase in competition or other environmental changes. In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly evaluates the financial strength of all reinsurers used.

STOCK OPTIONS. The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares as of the grant date. Prior to January 1, 2006 the Company elected to apply Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock options granted to employees and directors, and SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equal the market price of underlying stock on the date of the grant, no compensation expense was recognized. The Company expensed the fair value (determined as of the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123
(R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company's income before income taxes and net income for the year ended December 31, 2006 are $24,212 and $15,738 lower, respectively, than if it had continued to account for share-based compensation under APB 25. In addition, during the year ended December 31, 2006, the Company issued common stock valued at $1,102,014 as compensation.

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

                                                                  Year Ended
                                                    December 31,2006       December 31, 2005
                                                    ----------------       -----------------
Net income reported                                   $ 17,186,860            $  6,506,597
         Add:
         Total stock-based compensation expense
         included in reported net income, net of
         related tax effects                                15,738                   -
         Deduct:
         Total stock-based compensation expense
         determined under fair value based method,
         net of related tax effects                        (15,738)                (32,775)

                                                    ---------------         ---------------
         SFAS No. 123 (R) pro forma net income       $  17,186,860            $  6,473,822
                                                    ===============         ===============

Pro forma earnings per share
         Basic                                               $0.50                   $0.20
                                                    =================       ===============
         Fully diluted                                       $0.44                   $0.19
                                                    =================       ===============
Earnings per share, as reported
         Basic                                               $0.50                   $0.20
                                                    =================       ===============
         Fully diluted                                       $0.44                   $0.19
                                                    =================       ===============

STATUTORY ACCOUNTING. UPCIC prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the Office of Insurance Regulation of the State of Florida. Effective January 1, 2001, the Office of Insurance Regulation of the State of Florida required that insurance companies domiciled in the State of Florida prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual (the "Manual"), as modified by the Office of Insurance Regulation of the State of

Florida. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC as of December 31, 2006, and the results of its operations and its cash flow, for the year then ended have been determined in accordance with statutory accounting principles, but adjusted to accounting principles generally accepted in the United States of America (GAAPUSA) for purposes of these financial statements. These principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from GAAPUSA.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109"
("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on our results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company's financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company's current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2006 was approximately $52.0 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance policy. Reinsurance premiums, losses and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies.

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

QUOTA SHARE

Effective June 1, 2006, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, through May 31, 2007, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk with a ceding commission equal to 28% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of $25,000,000 and a limitation of $55,000,000 from losses arising out of events that are assigned a catastrophe serial number by the Insurance Services Office, Inc.'s (ISO) Property Claims Services unit. For the year ended December 31, 2005, UPCIC ceded 80% of gross written premiums, losses and loss adjustment expenses during the first five months of 2005 for policies with coverage for wind risk with a ceding commission equal to 28% of ceded gross premiums written versus 55% of policies with coverage for wind risk with a ceding commission equal to 31% of ceded gross premiums written during the remaining seven months of 2005 and the first five months of 2006. Effective December 1, 2005, UPCIC entered into a second quota share reinsurance treaty with one of the reinsurers on the earlier treaty. Under the second quota share treaty, UPCIC ceded an additional 25% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 35% of ceded gross written premiums through May 31, 2006. In addition, the quota share treaties effective June 1, 2005 and December 1, 2005 had a limitation for any one occurrence of $3,000,000.

EXCESS PER RISK

Effective June 1, 2006 through May 31, 2007 and June 1, 2005 through May 31, 2006, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $5,200,000 aggregate limit applies to the term of the contract.

Effective June 1, 2006 through May 31, 2007 and June 1, 2005 through May 31, 2006, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 for each property loss. A $2,100,000 aggregate limit applies to the term of the contract.

EXCESS CATASTROPHE

UPCIC's excess catastrophe reinsurance agreement provides four layers of excess catastrophe coverage of $46,000,000 in excess of $3,000,000 as of June 1, 2005 as follows:

                                 First Layer    Second Layer    Third Layer    Fourth Layer
                                 -----------    ------------    -----------    ------------
Coverage                         $13,000,000    $9,500,000     $10,000,000     $13,500,000
                                 in excess of   in excess of   in excess of    in excess of
                                 $3,000,000     $16,000,000    $25,500,000     $35,500,000
                                 each loss      each loss      each loss       each loss
                                 occurrence     occurrence     occurrence      occurrence

Deposit premium                  $4,290,000     $2,090,000     $1,400,000      $1,012,500

Minimum premium                  $3,432,000     $1,672,000     $1,120,000      $810,000

Premium rate -% of  total
insured value                    0.050%         0.024%         0.016%          0.012%

Effective June 1, 2006, UPCIC revised and enhanced its catastrophe reinsurance program. UPCIC's excess catastrophe reinsurance agreement provides three layers of excess catastrophe coverage of $76,000,000 in excess of $25,000,000 as of December 31, 2006 as follows:

                                         First Layer         Second Layer      Third Layer
                                         -----------         ------------      -----------
Coverage                                 $32,000,000 in      $18,000,000 in    $26,000,000 in
                                         excess of           excess of         excess of
                                         $25,000,000 each    $57,000,000       $75,000,000
                                         each loss           each loss         each loss
                                         occurrence          occurrence        occurrence
                                         (placed 100%)       (placed 100%)     (placed 100%)

Deposit premium (100%)                   $14,720,000         $6,210,000        $6,240,000

Minimum premium (100%)                   $13,248,000         $5,589,000        $5,616,000

Premium rate -% of  total insured value  0.074%              0.031%            0.031%


Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event, which occurs in the State of Florida. The contract contains a provision for one reinstatement in the event coverage is exhausted. An additional premium will be calculated pro rata as to amount and 100% as to time.

Effective June 1, 2006 through May 31, 2007, UPCIC purchased a reinstatement premium protection contract which reimburses the Company for its cost to reinstate the catastrophe coverage of $76,000,000 in excess of $25,000,000.

Also, effective June 1, 2006, UPCIC obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of the Company's net retention through three catastrophe events, including hurricanes, as follows:

                                 2nd Event       2nd/3rd Event      3rd Event      2nd  Layer 3rd
                                 ---------       -------------      ---------      --------------
                                                                                   Event
                                                                                   -----
Coverage                         $11,250,000     $11,250,000 in     $6,750,000     $11,250,000 in
                                 in excess of    excess of          in excess of   excess of
                                 $13,750,000     $13,750,000 each   $7,000,000     $13,750,000
                                 each loss       loss occurrence    each loss      each loss
                                 occurrence      subject to an      occurrence     occurrence
                                 subject         otherwise          subject to     subject to an
                                 to an           recoverable        an otherwise   otherwise
                                 otherwise       amount of          recoverable    recoverable
                                 recoverable     $11,250,000        amount of      amount of
                                 amount of       (placed 12.5%)     $13,500,000    $22,500,000
                                 $11,250,000                        (placed 50%)   (placed 37.5%)
                                 (placed 17.5%)

Deposit premium (100%)          $1,800,000       $3,037,500         $1,012,500     $1,518,750

Minimum premium (100%)          $1,620,000       $2,733,750         $911,250       $1,366,875

Premium rate -% of total
insured value                   0.009%           0.015%             0.005%         0.00759%

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund ("FHCF"), which is administered by the Florida State Board of Administration. Under the reimbursement agreement, FHCF would reimburse the Company, with respect to each loss occurrence during the contract year for 90% of the ultimate loss paid by the Company in excess of the Company's retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2005 to May 31, 2006, FHCF provided coverage of $85,333,000 in excess of $26,827,000. The premium for this coverage was $4,266,662. For the contract year June 1, 2006 to May 31, 2007, the Fund has provided coverage of $217,480,380 in excess of $81,363,626. The premium for this coverage was $15,432,459.

Also at June 1, 2006, the FHCF made available, and the Company obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies, such as UPCIC. This particular layer of coverage is $10,000,000 in excess of $3,750,000. The premium for this coverage was $5,000,000.

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

The preceding reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                                  Year Ended                                  Year Ended
                               December 31, 2006                           December 31, 2005
                               -----------------                           -----------------

                    PREMIUMS       PREMIUMS    LOSS AND LOSS     PREMIUMS       PREMIUMS      LOSS AND LOSS
                     WRITTEN        EARNED      ADJUSTMENT       WRITTEN         EARNED        ADJUSTMENT
                                                 EXPENSES                                       EXPENSES
Direct            $ 371,754,514  $ 192,298,253  $ 70,704,156   $ 88,701,123      $ 61,700,978  $ 91,540,103
Ceded              (230,718,709)  (138,162,301)  (45,763,277)   (67,094,245)      (45,874,996)  (81,942,119)
                  -------------- -------------- -------------  -------------     ------------- -------------
Net               $ 141,035,805  $  54,135,952  $ 24,940,879   $ 21,606,878      $ 15,825,982  $  9,597,984
                  ============== ============== =============  =============     ============= =============

Other amounts:

                                                               December 31, 2006
                                                               -----------------

Reinsurance recoverable on unpaid losses and loss
  adjustment expenses                                             $32,369,503
Reinsurance recoverable on paid losses                             13,106,236
Other reinsurance receivables                                      30,078,990
Prepaid reinsurance premiums                                      134,203,174
                                                                  -----------
Reinsurance recoverable                                          $209,757,903
                                                                 ============



Reinsurance payable                                              $102,857,079
                                                                 ============


Reinsurance payable, as of December 31, 2006, has been reduced by $18,912,852 which represents ceding commissions due from reinsurers. The Company has determined that a right of offset, as defined in FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts", exists between the Company and its reinsurers, under its quota share reinsurance treaties.

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

On August 17, 2005 the Board of Governors of Citizens Property Insurance Corporation ("Citizens") authorized the levying of a regular assessment on assessable insurers to recoup the 2004 Plan Year Deficit incurred in the High Risk Account. The assessment is based upon the Company's share of direct written premium for the subject lines of business in the State of Florida for the calendar year preceding the plan year in which the deficit occurred. UPCIC's participation in this assessment totaled $203,300. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. UPCIC completed the recoupment of this assessment in 2006.

On June 12, 2006, the Florida Office of Insurance Regulation ("OIR") ordered an emergency FHCF assessment of 1% of direct premiums written for policies with effective dates beginning January 1, 2007, which the Company will collect from policyholders, as the assessment is to policyholders, not the Company. This assessment was a result of catastrophe losses Florida experienced in 2004 and 2005.

During its meeting on June 16, 2006, the Board of Directors of Florida Insurance Guaranty Association ("FIGA") determined the need for an assessment upon its member companies. FIGA decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premium of $11.2 billion, this would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. UPCIC recouped this assessment in 2006.

On September 14, 2006 the Board of Governors of Citizens authorized the levying of a regular assessment on assessable insurers to recoup the 2005 Plan Year Deficit incurred in the High Risk Account. The assessment is based upon the Company's share of direct written premium for the subject lines of business in the State of Florida for the calendar year preceding the plan year in which the deficit occurred. UPCIC's participation in this assessment totaled $263,650. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. UPCIC recouped this assessment in 2006.

During its meeting on December 14, 2006 the Board of Directors of FIGA determined the need for an emergency assessment upon its member companies. The Board decided on an emergency assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premium of $11.2 billion, this would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and will be underwriting the recoupment in connection with this assessment in 2007.

NOTE 4 - INVESTMENTS

Major categories of net investment income are summarized as follows:

                                           Year Ended            Year Ended
                                        December 31, 2006     December 31, 2005
                                        -----------------     -----------------

Investment income on cash and cash
  equivalents                              $ 4,259,399           $   925,387
Investment expenses                            272,985               243,302
                                           -----------           -----------
  Net investment income                    $ 3,986,414           $   682,085
                                           ===========           ===========


As of December 31, 2006, the Company's investments consisted entirely of cash and cash equivalents with a value of $232,890,297. Cash is comprised of accounts with an aggregate carrying value $205,957,796 as of December 31, 2006, which is primarily invested daily in overnight repurchase agreements of U.S. government and U.S. government agency securities. Cash equivalents is comprised of a money market account with carrying value of $25,432,501 and short-term investment with a carrying value of $1,500,000 on deposit with regulatory authorities.

As  of  December   31,   2006,   the  Company  had  no   available-for-sale   or
held-to-maturity securities.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, as of December 31, 2006, consisted of the following:

        Computers                                          $   50,041
        Furniture                                             290,147
        Automobiles and equipment                             261,928
        Boat                                                  160,371
        Software                                              668,057
                                                           ----------
        Total cost                                          1,430,544
        Less: Accumulated depreciation and amortization      (811,632)
                                                           ----------
        Property and equipment, net                        $  618,912
                                                           ==========

Depreciation and amortization of property and equipment was $373,533 and $377,748 during 2006 and 2005, respectively.

Real estate, as of December 31, 2006 consisted of the following:


           Land                                         $    270,000
           Building                                        1,410,000
           Capital Improvements                            1,745,164
                                                       --------------
           Total cost                                      3,425,164
           Less: Accumulated depreciation                   (172,100)
                                                       --------------
           Real estate, net                             $  3,253,064
                                                       ==============


Depreciation of real estate was $118,932 and $53,168 during 2006 and 2005, respectively.

NOTE 6 - LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC's policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During 2006, the Company did not experience any catastrophic events. During 2005, Florida experienced three windstorms catastrophes (Hurricanes Dennis, Katrina and Wilma) which resulted in losses. During 2004, Florida experienced four windstorm catastrophes (Hurricanes Charley, Frances, Ivan, and Jeanne) which resulted in losses. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2006 was approximately $52 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 3.

Management believes that the liabilities for claims and claims expense as of December 31, 2006 are appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company's financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company's financial statements.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                            Year Ended            Year Ended
                                         December 31, 2006     December 31, 2005
                                         -----------------     -----------------

      Balance at beginning of year         $ 66,999,956           $ 57,871,952
      Less reinsurance recoverable          (60,859,231)           (56,292,041)
                                           ------------           ------------
      Net balance at beginning of year        6,140,725              1,579,911
                                           ------------           ------------
      Incurred related to:
        Current year                          9,246,922              7,048,934
        Prior years                          15,693,957              2,549,050
                                           ------------           ------------
      Total incurred                         24,940,879              9,597,984
                                           ------------           ------------
      Paid related to:
        Current year                          4,453,684              3,821,743
        Prior years                           9,432,910              1,215,427
                                           ------------           ------------
      Total paid                             13,886,594              5,037,170
                                           ------------           ------------

      Net balance at end of year             17,195,010              6,140,725
        Plus reinsurance recoverable         32,369,504             60,859,231
                                           ------------           ------------

      Balance at end of year               $ 49,564,514           $ 66,999,956
                                           =============          ============

The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2006 were increased in the current year by $15,693,957 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2005 were increased during 2005 by $2,549,050 for claims that had occurred on or before the previous year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. There can be no assurance that the Company's unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from the Company's unpaid losses and LAE as of December 31, 2006. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

NOTE 7 - LOANS PAYABLE

During 2003, the Company purchased software for $520,000. Management believes the software will assist it in reducing overall management expenses versus the previous outside vendor agreement. The final installment payment on the software of $150,000 was paid in March 2005.

Loans payable as of December 31, 2006 also consists of the following bank loans secured by the respective assets: a boat loan for $65,549 principal due in May 2011, with interest paid monthly at 8.8%, and several vehicle loans totaling $16,015 principal due from January 2005 to March 2008, with interest paid monthly ranging from 5.6% to 10%. Other loans with vendors and private investors amounted to $37,300,000 as of December 31, 2006. Loans with vendors and private investors are primarily short-term loans utilized for working capital. As noted in "Management's Discussion and Analysis--Liquidity and Capital Resources," two promissory notes from two private investors with an aggregate remaining principal balance of $300,000 are guaranteed under a financial protection contract. In addition, the Company granted certain vendors and private investors warrants in connection with the short-term loans (see Note 11).

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration under Florida's Insurance Capital Build-Up Incentive Program. Given the proximity of the loan origination date to the balance sheet date, the carrying value of the note deemed to approximate its fair value as of December 31, 2006. Under the program. which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the State Board of Administration matched UPCIC's funds of $25.0 million that were earmarked for participation in the program.

The  surplus   note  brings  the  current   capital  and  surplus  of  UPCIC  to
approximately $62 million. Under Florida law, the current surplus will allow UPCIC to write up to approximately $600 million in gross written premiums in the 2007 calendar year.

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond Rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC is required to pay interest only, although principal payments can be made during this period. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of Florida Insurance Regulation.

An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note. As of December 31, 2006, the Company is in compliance with each of the aforementioned loans covenants.

If UPCIC fails to increase its writing ratio for two consecutive quarters prior to June 1, 2007, fails to obtain the 2:1 Minimum Writing Ratio by June 1, 2007, or drops below the 2:1 Minimum Writing Ratio once it is obtained for two consecutive quarters, the interest rate on the surplus note will increase during such deficiency by 25 basis points if the resulting writing ratio is between 1.5:1 and 2:1 and the interest rate will increase by 450 basis points if the writing ratio is below 1.5:1. If the writing ratio remains below 1.5:1 for three consecutive quarters after June 1, 2007, UPCIC must repay a portion of the surplus note so that the Minimum Writing Ratio will be obtained for the following quarter. The Company expects to maintain the 2:1 Minimum Writing Ratio throughout the term of the surplus note.

To meet its matching obligation under the Insurance Capital Build-Up Incentive Program, on November 3, 2006, the Company entered into a Secured Promissory Note with Benfield Greig (Holdings), Inc. in the aggregate principal amount of $12 million. Interest on the note will accrue at the market rate of 12.75% per annum. The outstanding principal is due in six monthly installments of $1.5 million and a final seventh monthly installment of the remaining balance plus all accrued interest under the terms of the Note starting on January 31, 2007 and ending on July 31, 2007. Given the short duration of the note, the carrying value was deemed to approximate its fair value as of December 31, 2006. In connection with the loan, the Company and its subsidiaries appointed Benfield Inc. as their reinsurance intermediary for all of their reinsurance placements for the year beginning on June 1, 2007. As of March 30, 2007, all amounts due on the Note have been paid.

Loan repayments are due as follows as of December 31, 2006:

               2007           $12,324,278
               2008                15,334
               2009                14,118
               2010             1,007,968
               2011             1,050,826
         Thereafter            22,969,020
                              -----------
                              $37,381,544
                              ===========

Interest expense was $412,729 and $37,228 for the twelve months ended December 31, 2006 and 2005, respectively.

NOTE 8 - REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive regulation by the OIR. The Florida Insurance Code (the "Code") requires that UPCIC maintain minimum statutory surplus of $4,000,000. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the state of Florida. UPCIC's statutory surplus as of December 31, 2006 is $62,018,676. During 2005 and 2006, UPCIC did not pay dividends to the Company.

The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. During 2005 and 2006, UPCIC did not pay dividends to the Company.

NOTE 9 - RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance, reinsurance negotiations and administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary of the Company and unaffiliated third parties.

Downes and Associates, Inc., a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates, Inc. is owned by Dennis Downes, who is the father of Sean
P. Downes, COO and Senior Vice President of UPCIC. During 2006 and 2005, the Company expensed claims adjusting fees of $829,208 and $1,075,188, respectively, to Downes and Associates.

During 2005, Sean P. Downes filed a claim on his homeowners' policy issued by UPCIC as a result of damage incurred during Hurricane Wilma. UPCIC handled the claim in the ordinary course of its business and has made a loss payment to Mr. Downes in the amount of $214,409.

In July 2004, the Company borrowed monies from a private investor in the amount of $175,000 for working capital. In August 2005, this individual's son, Michael
P. Moran, became UPCIC's Vice President of Claims. The loan was paid off in January 2006.

In September 2006, the Company acquired Sterling Premium Finance Company, Inc. ("Sterling") for the purchase price of $50,000 from the Company's CEO and COO, who joint owned Sterling. The purchase price was equal to Sterling's book value at the time of acquisition.

NOTE 10- INCOME TAX PROVISION

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2006 and 2005:

                                            2006            2005
                                         -----------------------------
Statutory federal income tax rate           35.0%           35.0%
Increases (decreases) resulting from:
Utilization of  net operating loss             0%          (28.5%)
carry forward
Change in valuation allowance               (6.5%)         (15.6%)
Alternative minimum tax                        0%            2.5%
Disallowed executive compensation            2.9%              0%
Disallowed meals & entertainment              .7%              0%
State income tax                             6.1%              0%
Other                                       (2.7%)          (1.0%)
                                         -----------   ---------------
Effective tax rate                          35.5%           (7.6)%


Deferred income taxes as of December 31, 2006 are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

   Deferred income tax assets:
                Unearned premiums                       $ 7,417,440
                Unpaid losses                               576,770
                Regulatory assessments                      785,584
                Executive compensation                      472,645
                Allowance for uncollectible receivables     219,401
                Property and equipment                       12,351
                                                       -------------
                                                          9,484,191
      Deferred income tax liabilities:
                Deferred policy acquisition costs          (812,435)
                                                       -------------

      Net deferred income tax asset                     $ 8,671,756
                                                       =============

A valuation allowance is deemed unnecessary as of December 31, 2006 because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future. A valuation allowance of $607,299 associated with the utilization of net operating loss carryforwards had been recorded as of December 31, 2005.

As of December 31, 2006, the Company has no remaining net operating loss available to carry forward to offset future taxable income.

Included in the income tax is Florida income tax at a rate of 5.5%.

NOTE 11 - STOCKHOLDERS' EQUITY

CUMULATIVE PREFERRED STOCK

Each share of Series A and M Preferred  Stock is convertible by the Company into
2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. The Series A Preferred Stock pays a cumulative dividend of $.25 per share per quarter.

STOCK OPTIONS

The Company adopted a 1992 Stock Option Plan (the "Plan") under which new shares of Common Stock are reserved for issuance upon the exercise of the options. The Plan is designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors and consultants of the Company. All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Plan. The Plan does not specify the number of shares for which options are available for grant. The stock options may be granted over a period not to exceed 10 years and generally vest as of the date of grant or upon certain goals attained. The Plan has no provisions for the exercising of options other than paying the cash exercise price.

A summary of the option activity for the years ended December 31, 2006 and 2005 is presented below:

                                                       Options Exercisable
                                                       -------------------                   Weighted
                                                                                              Average     Aggregate
                                    Number           Option Price per Share       Number     Exercise     Intrinsic
                                   of Shares       Low       High     Weighted   of Shares     Price        Value
                                   ---------       ---       ----     --------   ---------     -----        -----
Outstanding January 1, 2005          8,032,999      $ 0.04    $ 3.88     $ 1.00   8,032,999    $ 1.00
Cancelled                             (517,999)     $ 0.50    $ 3.88     $ 1.66
                                 --------------
Outstanding December 31, 2005        7,515,000      $ 0.04    $ 1.87     $ 0.95   7,515,000    $ 0.95
Exercised                             (220,000)     $ 0.04    $ 0.50     $ 0.08
Cancelled                             (850,000)     $ 1.00    $ 1.25     $ 1.24
                                 --------------
Outstanding December 31, 2006        6,445,000      $ 0.04    $ 1.87     $ 0.91   6,445,000    $ 0.91       $4,517,644
                                 ==============

The total intrinsic value of options exercised in 2006 was $9,480. The total cash received in 2006 for the exercise of stock options was $18,000.

The weighted average remaining contractual life on the 6,445,000 options outstanding and exercisable as of December 31, 2006 was 2.4 years. All options are exercisable and fully vested.

There were no options granted in 2006 or 2005.

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

WARRANTS

A summary of the warrant activity for the years ended December 31, 2006 and 2005 is presented below:

                                                      Warrants Exercisable
                                                      --------------------
                                                                                 Weighted    Weighted
                                                                                  Average     Average    Aggregate
                                    Number           Warrant Price per Share      Number     Exercise    Intrinsic
                                   of Shares       Low       High     Weighted   of Shares     Price       Value
                                   ---------       ---       ----     --------   ---------     -----       -----
Outstanding January 1, 2005          3,068,652      $ 0.03    $ 4.25     $ 1.27   3,068,652    $  1.27
Granted                                200,000      $ 0.05    $ 0.05     $ 0.05
Cancelled                           (1,336,646)     $ 1.00    $ 4.25     $ 2.29
                                 --------------
Outstanding December 31, 2005        1,932,006      $ 0.03    $ 3.00     $ 1.11   1,932,006    $  1.11
Exercised                             (625,000)     $ 0.05    $ 0.05     $ 0.05
Cancelled                             (457,006)     $ 0.75    $ 3.00     $ 1.20
                                 --------------
Outstanding December 31, 2006          850,000      $ 0.03    $ 1.00     $ 0.72     850,000    $  0.72     $482,870
                                 ==============

The total intrinsic value of warrants exercised in 2006 was $24,305. The total cash received in 2006 for the exercise of stock warrants was $31,250.

The  weighted  average  remaining   contractual  life  on  the  850,000  options
outstanding and exercisable as of December 31, 2006 was 1.9 years. All warrants are exercisable and fully vested.

The actual tax benefit realized for the tax deductions from option and warrant exercise of the share-based payment arrangements totaled $376,747 for the year ended December 31, 2006.

OTHER STOCK ISSUANCES

         In February 2006, the Company issued 325,000 shares of restricted Common Stock at a price of $.05 per share to a private investor pursuant to the exercise of warrants to purchase restricted Common Stock. In April 2006, the

Company issued 200,000 shares of Common Stock at a price of $.05 per share to a vendor pursuant to the exercise of warrants to purchase restricted Common Stock. Also in April 2006, the Company issued 200,000 shares of restricted Common Stock at a price of $.04 per share to Sean P. Downes, COO of the Company, pursuant to Mr. Downes' exercise of stock options and 123,077 shares of restricted Common Stock at a price of $.93 per share pursuant to Mr. Downes' election to receive such shares in lieu of accrued vacation. Also in April 2006, the Company issued 10,000 shares of restricted Common Stock at a price of $.50 per share to Reed J. Slogoff, a director of the Company, pursuant to the exercise of options to purchase restricted Common Stock. In May 2006, the Company issued 400,000 shares of restricted Common Stock to one employee at $1.23 per share and 25,000 to a second employee at $1.30 per share in conjunction with employment agreements. Also in May 2006, the Company issued 10,000 shares of restricted Common Stock at a price of $.50 per share to an employee of the Company pursuant to the exercise of options to purchase the restricted Common Stock. In June 2006, the Company issued 25,000 shares of restricted Common Stock at a price of $1.52 per share to each of the then outside directors of the Company (Norman M. Meier, Reed Slogoff, and Joel Wilentz) and 200,000 shares of restricted Common Stock at a price of $1.52 per share to Sean P. Downes, COO of the Company, as a bonus. Also in June 2006, the Company issued James M. Lynch, CFO of the Company, 25,807 shares of Common Stock at a price of $1.65 per share as a bonus. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's Common Stock as quoted on the OTC Bulletin Board and the shares were issued in private transactions pursuant Section 4(2) of the Securities Act of 1933, as amended.

On October 24, 2006, the Company declared a dividend of $.05 per share on its outstanding Common Stock of the Company to be paid on April 9, 2007 to the shareholders of record of the Company at the close of business on March 19, 2007. The dividend payable amount of $1,902,855 for this dividend is accrued in the December 31, 2006 balance sheet. At December 31, 2006, the Company recorded a dividend payable in the amount of $1,902,855 for this dividend and a net reduction to retained earnings in the amount of $1,747,423, which represents the total dividend net of the dividends on the shares held in treasury stock and in the Stock Grantor Trust described in Note 11 - Stockholders' Equity. During the fourth quarter, the Company paid a dividend of $0.05 per share that was accrued at the end of third quarter. The aggregate amount of the dividend was $1,747,423. During the third quarter, the Company paid a dividend of $0.04 per share of outstanding Common Stock that was accrued at the end of the second quarter. The aggregate amount of the dividend was $1,393,938. During the second quarter, the Company paid a dividend of $0.04 per share of outstanding Common Stock that was accrued at the end of first quarter. The aggregate amount of the dividend was $1,364,506.

At the Company's Annual Meeting of Shareholders held on December 7, 2005, the shareholders voted to amend the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 50,000,000 shares.

STOCK GRANTOR TRUST

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust ("SGT") to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2,900,000 shares of Company Common Stock. In exchange, the SGT delivered $29,000 and a promissory note to the Company for approximately $2,320,000 which together represents the purchase price of the shares. Amounts owed by the SGT to the Company will be repaid by cash received by the SGT, which will result in the SGT releasing shares to satisfy Company obligations for stock options. The assets of the SGT are subject to the claims of the Company's general creditors under federal and state law. The consolidated financial statements include the accounts of the SGT. Dividends paid by the Company and received by the SGT on shares of Common Stock held in trust are eliminated in consolidation and shown net in the Consolidated Financial Statements.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

        The Company's employment agreement with Mr. Meier is dated as of August 11, 1999. The Company and Mr. Meier have amended the employment agreement, with the most recent amendment dated March 21, 2007 (the employment agreement and the amendments are collectively referred to as the "Meier Agreement"). Under the terms of the Meier Agreement, Mr. Meier will serve as the Company's President and Chief Executive Officer. Mr. Meier received a base salary of $830,324 in 2006, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Meier Agreement, Mr. Meier is entitled to an annual performance bonus equal to three percent (3%) of the pretax income of the Company up to $5 million, and four percent (4%) of the pretax income of the Company in excess of $5 million; provided, however, that any such bonus is contingent upon the Company's shareholders approving such bonus formula. Should the Company's shareholders fail to approve the formula, Mr. Meier forfeits his right to the bonus. Mr. Meier is also eligible for other benefits customarily provided by the Company to its executive employees, and the Meier Agreement contains noncompete and nondisclosure provisions. In addition, in the event of a Change in Control of the Company (as defined in the Meier Agreement), the Company shall pay Mr. Meier an amount equal to 48 months base salary, plus two times any bonus paid for the preceding fiscal year. Further, in the event of a Change in Control, all options held by Mr. Meier vest and become immediately exercisable. Also, in the event that the Company terminates the Meier Agreement, the Company shall pay Mr. Meier 48 months total compensation. The Meier Agreement expires on December 31, 2008; however, the agreement is automatically extended each year thereafter unless the Company or Mr. Meier provides written notice that the agreement is being terminated 60 days in advance of the anniversary date of the Meier Agreement.

        The Company's employment agreement with Mr. Downes is dated as of January 1, 2005 and provides that Mr. Downes will serve as Chief Operating Officer and Senior Vice President of the Company. The Company and Mr. Downes have amended the employment agreement, with the most recent amendment dated March 21, 2007 (the employment agreement and the amendments are collectively referred to as the "Downes Agreement"). Mr. Downes received a base salary of $527,678 in 2006, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Downes Agreement, Mr. Downes is entitled to an annual performance bonus equal to three percent (3%) of the pre-tax profits of the Company; provided, however, that any such bonus is contingent upon the Company's shareholders approving such bonus formula. Should the Company's shareholders fail to approve the formula, Mr. Downes forfeits his right to the bonus. Under the Downes Agreement, the Company may grant Mr. Downes options or warrants to purchase the Company's Common Stock. Mr. Downes is also eligible for other benefits customarily provided by the Company to its executive employees and the Downes Agreement contains noncompete and nondisclosure provisions. In addition, in the event of a Change in Control of the Company (as defined in the Downes Agreement), the Company shall pay Mr. Downes an amount equal to 12 months base salary, plus the annual bonus paid for the preceding fiscal year. Further, in the event of a Change in Control, all options held by Mr. Downes vest and become immediately exercisable. The Downes Agreement expires on December 31, 2008 unless extended in writing by the Company. During the year ended December 31, 2006, Mr. Downes converted bonus and accrued vacation into 323,077 shares of Common Stock. The shares were issued to Mr. Downes in private transactions performed in accordance with the terms of the Downes Agreement and pursuant to Section 4(2) of the Securities Act of 1933, as amended.

OPERATING LEASE

The Company has leased certain computer equipment and software under a master equipment lease agreement with Relational Funding, Inc. with an original equipment cost of $743,442. The following is a schedule of future minimum rental payments required under the non-cancelable operating lease as of December 31, 2006:

        2007             $ 227,076
        2008               136,581
        2009                32,042
                       ------------
                         $ 395,699
                       ============

NOTE 13 - LITIGATION

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

NOTE 14 - EARNINGS PER SHARE

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income for the years ended December 31, 2006 and 2005.

                                             For year ended                       For year ended
                                            December 31, 2006                    December 31, 2005
                                            -----------------                    -----------------
                                    Income                               Income
                                 Available to                         Available to
                                    Common                               Common
                                 Stockholders              Per Share  Stockholders              Per Share
                                    Amount       Shares      Amount      Amount       Shares     Amount
                                    ------       ------      ------      ------       ------     ------
Net  income                       $17,186,860                         $ 6,506,597
  Less: Preferred stock dividends     (49,950)                            (49,950)
                                  -----------                         -----------
Income available
  to common stockholders           17,136,910   34,409,415   $ 0.50     6,456,647   32,807,521   $ 0.20
                                                             ======                              ======

Effect of dilutive securities:
  Stock options and warrants              -      4,100,903    (0.06)          -        569,793    (0.01)
  Preferred stock                      49,950      568,325      -          49,950      568,325      -
                                  -----------   ----------   ------   -----------   ----------   ------

Income  available to common
  stockholders and assumed
  conversion                      $17,186,860   39,078,643   $ 0.44   $ 6,506,597   33,945,639   $ 0.19
                                  ===========   ==========   ======   ===========   ==========   ======

NOTE 15 - SUPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes during the years ended December 31, 2006 and 2005 were as follows:

                                                  For the years ended
                                                  -------------------
                                       December 31, 2006      December 31, 2005
                                       -----------------      -----------------
Interest                                     178,529                37,228
Income Taxes                               2,696,500                80,000


NOTE 16 - SUBSEQUENT EVENTS

On March 15, 2007, the Company declared a dividend of $.07 per share on its outstanding Common Stock of the Company to be paid on August 10, 2007 to the shareholders of record of the Company at the close of business on July 20, 2007. The dividend payable amount is $2,446,392.