Form 10QSB
period 2007-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2007-05-14
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2007

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




     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 38,871,374 shares of common stock as of May 14, 2007.

     Transitional Small Business Disclosure Format Yes    No X
                                                      --     --

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of March 31, 2007 and the related condensed consolidated statements of income and cash flows for each of the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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


/s/ Blackman Kallick Bartelstein, LLP

Chicago, Illinois

May 14, 2007

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of Universal Insurance Holdings, Inc. have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three-months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (Unaudited)

                                     ASSETS


Cash and cash equivalents                                         $ 272,344,012
Real estate, net                                                      3,236,841
Reinsurance recoverables                                            263,647,056
Premiums and other receivables, net                                  20,009,914
Deferred policy acquisition costs, net                                2,378,326
Property and equipment, net                                             564,064
Deferred income taxes                                                 8,232,786
Other assets                                                             16,749
                                                                  --------------

Total assets                                                      $ 570,429,748
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                        $  51,927,770
Unearned premiums                                                   260,822,071
Accounts payable                                                      2,337,892
Reinsurance payable                                                 155,296,394
Federal and state income taxes payable                                8,807,850
Dividends payable                                                     4,579,352
Other accrued expenses                                               13,005,933
Other liabilities                                                     8,076,078
Loans payable                                                         7,516,931
Long-term debt                                                       25,057,286
                                                                  --------------
Total liabilities                                                   537,427,557
                                                                  --------------

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock,
   $.01 par value, 1,000,000 shares
   authorized, 138,640 shares issued
   and outstanding, minimum liquidation
   preference of $1,419,700                                               1,387
Common stock, $.01 par value, 50,000,000
   shares authorized, 38,307,103
   shares issued and 35,198,458
   shares outstanding                                                   383,072
Common stock in treasury, at cost -
   208,645 shares                                                      (101,820)
Common stock held in trust, at cost -
    2,900,000 shares                                                 (2,349,000)
Additional paid-in capital                                           19,774,709
Retained earnings                                                    15,293,843
                                                                  --------------
Total stockholders' equity                                           33,002,191
                                                                  --------------
Total liabilities and stockholders' equity                        $ 570,429,748
                                                                  ==============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended   Three Months Ended
                                                                 March 31, 2007       March 31, 2006
                                                                 --------------       --------------


PREMIUMS EARNED AND OTHER REVENUES:
   Direct premiums written                                         $ 130,989,353      $ 36,844,517
   Ceded premiums written                                            (94,076,043)      (31,982,560)
                                                                   -------------      ------------
   Net premiums written                                               36,913,310         4,861,957
   Decrease (Increase) in unearned
     premiums                                                         2,524,953           (576,371)
                                                                   -------------      ------------
   Premiums earned, net                                               39,438,263         4,285,586
   Net investment income                                               2,726,221           383,967
   Commission revenue                                                  2,352,856           920,892
   Other revenue                                                          51,702            38,830
                                                                   -------------      ------------

     Total premiums earned and other revenues                         44,569,042         5,629,275
                                                                   -------------      ------------

OPERATING COSTS AND EXPENSES
   Losses and loss adjustment expenses, net                           11,454,252           919,123
   General and administrative expenses                                10,926,557           (80,184)
                                                                   -------------      ------------

  Total operating costs and expenses                                  22,380,809           838,939
                                                                   -------------      ------------

INCOME BEFORE INCOME TAXES                                            22,188,233         4,790,336

   Income taxes, current                                               9,374,434         1,278,865
   Income taxes, deferred                                                438,970           198,877
                                                                   -------------      ------------

  Income Taxes, Net                                                    9,813,404         1,477,742
                                                                   -------------      ------------

NET INCOME                                                         $  12,374,829      $  3,312,594
                                                                   =============      ============

INCOME PER COMMON SHARE:
  Basic                                                            $        0.35      $       0.10
                                                                   =============      ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                                  34,999,000        33,470,000
                                                                   =============      ============

INCOME PER COMMON SHARE
  Diluted                                                          $        0.30      $       0.09
                                                                   =============      ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - DILUTED                                                41,103,000        35,455,000
                                                                   =============      ============

CASH DIVIDEND DECLARED PER COMMON SHARE                            $        0.07      $       0.04
                                                                   =============      ============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Three Months Ended    Three Months Ended
                                                                                  March 31, 2007       March 31, 2006
                                                                                -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  12,374,829      $   3,312,594

Adjustments to reconcile net income to cash provided by operations:
  Amortization and depreciation                                                          83,532            105,745
  Issuance of common stock as compensation                                            1,050,822             22,668
Net change in assets and liabilities relating to operating activities:
  Reinsurance recoverables                                                          (53,889,153)        21,565,378
  Premiums and other receivables                                                      3,842,063         (1,193,374)
  Allowance for doubful accounts                                                        660,281                  -
  Deferred taxes                                                                        438,970            198,877
  Deferred acquisition costs, net                                                      (272,210)                 -
  Other assets                                                                              975             60,773
  Reinsurance payable                                                                52,439,315         (4,452,856)
  Deferred ceding commission                                                                  -            553,603
  Other liabilities                                                                   3,546,978          1,511,793
  Accounts payable                                                                     (388,157)          (287,517)
  Taxes payable                                                                      (6,477,978)         1,930,232
  Other accrued expenses                                                             (1,963,337)         1,961,761
  Unpaid losses and loss adjustment expenses                                          2,363,256        (35,174,664)
  Unearned premiums                                                                  30,475,805         11,960,343
                                                                                  -------------      -------------
Net cash provided by operating activities                                            44,285,991          2,075,356
                                                                                  -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Building improvements                                                                 (12,461)           (54,546)
                                                                                  -------------      -------------
Net cash used in investing activities                                                   (12,461)           (54,546)
                                                                                  -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                                              (12,488)           (12,488)
  Repayments of loans payable                                                        (4,807,327)           (42,760)
                                                                                  -------------      -------------
Net cash used in financing activities                                                (4,819,815)           (55,248)
                                                                                  -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            39,453,715          1,965,562

CASH AND CASH EQUIVALENTS, Beginning of period                                      232,890,297         48,038,736
                                                                                  -------------      -------------

CASH AND CASH EQUIVALENTS, End of period                                          $ 272,344,012      $  50,004,298
                                                                                  =============      =============
Non-cash items
    Declared dividends payable                                                    $   2,446,392      $   1,364,506
                                                                                  =============      =============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)

NOTE 1 -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES


The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly owned subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), and other wholly owned entities; Atlas Florida Financial Corporation, parent of Sterling Premium Finance Company, Sterling Premium Finance Company, and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities.


The condensed consolidated balance sheet of the Company as of March 31, 2007, the related condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 and condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited. There were no items comprising comprehensive income for the three months ended March 31, 2007 and 2006. Accordingly, consolidated statements of comprehensive income are not presented. The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 except for the adoption of new accounting pronouncements as noted below. The interim financial statements reflect all adjustments (consisting primarily of normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year and thus should be read in conjunction with the Company's annual statements.


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


OFF-BALANCE SHEET ARRANGEMENTS. There were no off-balance sheet arrangements during the first three months of 2007.


NEW ACCOUNTING PRONOUNCEMENTS. SFAS No.123 (Revised 2004)("SFAS 123(R)"), Share-Based Payments, issued in December 2004, is a revision of Financial Accounting Standards Board ("FASB") Statement 123, Accounting for Stock-Based

Compensation and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payments transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) with the cost recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period of the company's first fiscal year that begins on or after December 15, 2005 and the Company adopted the standard in the first quarter of fiscal year 2006.


On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No.107 ("SAB 107") regarding the Staff's interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff's views regarding the valuation of share-based payments arrangements by public companies. In particular, SAB 107 provides guidance related to share-based payments transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under shared-based payments arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payments arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company adopted SAB 107 in connection with its adoption of SFAS 123(R).


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


In June 2006,  the  Financial  Accounting  Standards  Board  (FASB)  issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company analyzed its tax positions in accordance with this interpretation and determined that it did not result in a reserve for uncertain tax positions as of March 31, 2007. Therefore, no cumulative effect of a change in accounting principle or adjustment to a liability for unrecognized tax benefits was recognized as a result of adoption of FIN 48. As of January 1, 2007, the Company had zero unrecognized tax benefits. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.


In September 2005, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company's financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company's current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.


In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Management has reassessed the critical accounting policies as disclosed in our 2006 Annual Report to Stockholders on Form 10-KSB and determined that no changes, additions or deletions are needed to the policies as disclosed. Also there were no significant changes in our estimates associated with those policies.


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


Management continues to take action and to strengthen UPCIC's financial condition. Approved premium rate increases averaging 10.1% and 13.7% statewide were implemented in May 2006 and October 2006, respectively, on the Company's Homeowner's program (HO). Approved premium rate increases averaging 11.2% and 30.6% statewide were also implemented in May 2006 and September 2006, respectively, on the Company's Dwelling Fire program (DP). Further, a rate decrease averaging 11.2% statewide (HO) and 3.2% (DP) reflecting estimated reinsurance savings which is to be implemented June 1, 2007 is subject to approval by the OIR. UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in the cost of catastrophe reinsurance coverage for the June 1, 2006 renewal which the Company had anticipated and factored into its policy pricing. Effective May 1, 2004 the Company brought in house the system it utilizes for policy issuance and administration. This has enhanced UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities. Management believes the implementation of, and results attributable to, the actions described above will continue to enhance UPCIC's surplus. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to maintain profitability.


On November 9, 2006 UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration under Florida's Insurance Capital Build-Up Incentive Program. Under the program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the State Board of Administration matched UPCIC's funds of $25.0 million that were earmarked for participation in the program.


Effective June 1, 2006, the Company reduced the rate of cession on its quota share reinsurance. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. Quota share reinsurance is used primarily to increase the Company's underwriting capacity and to reduce exposure to losses. As a result of this reduction of the Company's quota share reinsurance from 80% to 50%, the Company will retain and earn more of the premiums the Company writes, but will also retain more of the related losses. The Company's increased exposure to potential losses could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 2 -- RESULTS OF OPERATIONS

INSURANCE OPERATIONS


UPCIC commenced its insurance activity in February 1998 by assuming policies from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA"). UPCIC received the unearned premiums of the assumed policies and began servicing such policies. Since then, UPCIC has developed its business by actively soliciting business in the open market through independent agents.


Unearned premiums represent amounts that UPCIC would refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term. At March 31, 2007, the Company had direct unearned premiums totaling $260,822,071.


Premiums earned are included in earnings on a pro-rata basis over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.


Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. At March 31, 2007, deferred policy acquisition costs amounted to $2,378,326.


An allowance for doubtful accounts is established when it becomes evident that collection is doubtful, typically after 90 days past due. As of March 31, 2007, the Company had recorded an allowance for doubtful accounts in the amount of $1,229,047.


Loss and loss adjustment expenses ("LAE"), less related reinsurance, are recorded as claims are incurred. The provision for unpaid loss and LAE includes:
(1) the accumulation of individual case estimates for loss and LAE reported, but not paid prior to the close of the accounting period; (2) estimates for incurred but unreported claims based on past experience modified for current trends; and
(3) estimates of expenses for investigating and adjusting claims based on past experience. During 2006 and the first quarter of 2007, UPCIC did not experience any catastrophic events.


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


Inherent in the estimates of ultimate claims are expected trends in claims severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for property and casualty coverage is significantly affected by such factors as the amount of historical claims experience relative to the development period, knowledge of the actual facts and circumstances, and the amount of insurance risk retained.

The Company formed subsidiaries that specialize in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23,

1999, respectively. Tigerquote.com was an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. was a network of Internet insurance agencies. These entities sought to generate income from the selling of leads and commissions on policies written. Insurance agencies were established in 22 states. However, none of the agencies are currently active. During 2006, the Company decided to discontinue its online commerce operations and focus on its core operations

NOTE 3 -- REINSURANCE


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


UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers, either on an automatic basis under general reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. The reinsurance arrangements are intended to provide UPCIC with the ability to maintain its exposure to loss within its capital resources. Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance. While ceding premiums to reinsurers reduces the Company's risk of exposure in the event of catastrophic losses, it also reduces the Company's potential for greater profits should such catastrophic events fail to occur. The Company submits its reinsurance program for regulatory review to the Florida Office of Insurance Regulation.


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


Effective June 1, 2006 through May 31, 2007, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $76,000,000 in excess of $25,000,000 covering certain loss occurrences including hurricanes. The contract contains a provision for one reinstatement in the event coverage is exhausted; additional premium is calculated pro rata as to amount and 100% as to time. Effective June 1, 2006 through May 31, 2007, UPCIC purchased a reinstatement premium protection contract which reimburses the Company for its cost to reinstate the catastrophe coverage of $76,000,000 in excess of $25,000,000. Effective June 1, 2006, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of the Company's net retention through three catastrophe events including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund ("FHCF"). The approximate coverage is estimated to be for $217,480,000 in excess of $81,364,000. Also at June 1, 2006, the FHCF made available, and the Company obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies, such as UPCIC. This particular layer of coverage is $10,000,000 in excess of $3,750,000.


The total cost of the Company's underlying catastrophe private reinsurance program effective June 1, 2006 through May 31, 2007 is $46,172,701 of which the Company's cost is 50%, or $23,086,350, and the quota share reinsurers cost is the remaining 50%. In addition, the Company purchases reinsurance premium protection as described above which amounts to $10,613,780. The cost of the subsequent catastrophe event excess of loss reinsurance is $2,986,372. The premium the Company ceded to the FHCF for the 2006 hurricane season is $15,432,459, which includes a 25% surcharge required by the FHCF for the 2006 hurricane season, of which the Company's cost is 50%, or $7,716,230, and the quota share reinsurers' cost is the remaining 50%. The Company is also participating in the additional coverage option for Limited Apportionment Companies offered by the FHCF, the premium for which is $5,000,000 of which the Company's cost is 50%, or $2,500,000, and the quota share reinsurers' cost is the remaining 50%.


The reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                            Three Months Ended                                            Three Months Ended
                              March 31, 2007                                              March 31, 2006
       ----------------------------------------------------------   ------------------------------------------------------
                                                   Loss and Loss                                          Loss and Loss
            Premiums              Premiums          Adjustment          Premiums           Premiums         Adjustment
            Written                Earned            Expenses           Written             Earned            Expenses
            -------                ------            --------           -------             ------            --------
Direct      $ 130,989,353      $ 100,513,548      $  22,452,279      $  36,844,517      $  24,884,174      $   6,689,110
Ceded         (94,076,043)       (61,075,285)       (10,998,027)       (31,982,560)       (20,598,588)        (5,769,987)
            -------------      -------------      -------------      -------------      -------------      -------------
Net         $  36,913,310      $  39,438,263      $  11,454,252      $   4,861,957      $   4,285,586      $     919,123
            =============      =============      =============      =============      =============      =============


Other Amounts:

                                                                 March 31, 2007
                                                                 --------------
Reinsurance recoverable on paid and unpaid
  losses and loss adjustment expenses                               45,762,003
Prepaid reinsurance premiums                                       167,203,932
Other reinsurance receivable                                        50,681,121
                                                                    ----------
Reinsurance recoverable                                           $263,647,056
                                                                  ============


UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at March 31, 2007. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that ceding risks to reinsurers whom it considers to be financially sound combined with the distribution of reinsurance contracts to an array of reinsurers adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.


In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in catastrophe reinsurance cost for the June 1, 2006 renewal which the Company had planned and factored into its policy pricing.


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


As of May 14, 2007, the Company is in the process of arranging its reinsurance program and negotiating with reinsurers for the contract period effective June 1, 2007 through May 31, 2008 such that UPCIC has the ability to maintain its exposure to loss within its capital resources and reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results. However, the specific terms and costs of the reinsurance program have not yet been agreed upon.


The Company may also be subject to assessments by Citizens Property Insurance Corporation, the state-run insurer of last resort and the FHCF as a result of operating deficiencies related to windstorm catastrophes. In addition, the

Company is subject to assessments by the Florida Insurance Guaranty Association ("FIGA"). FIGA services pending claims by or against Florida policyholders of member insurance companies which become insolvent and ordered liquidated. FIGA's membership is composed of all Florida licensed direct writers of property or casualty insurance. Under current regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

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

During its meeting on June 16, 2006, the Board of Directors of FIGA determined the need for an assessment upon its member companies. FIGA decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premium of $11.2 billion, this would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. UPCIC recouped this assessment in 2006.

On September 14, 2006 the Board of Governors of Citizens authorized the levying of a regular assessment on assessable insurers to recoup the 2005 Plan Year Deficit incurred in the High Risk Account. The assessment is based upon the Company's share of direct written premium for the subject lines of business in the State of Florida for the calendar year preceding the plan year in which the deficit occurred. UPCIC's participation in this assessment totaled $263,650. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and is implementing the recoupment in connection with this assessment in 2007.

During its meeting on December 14, 2006 the Board of Directors of FIGA determined the need for an emergency assessment upon its member companies. The Board decided on an emergency assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premium of $11.2 billion, this would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and is implementing the recoupment in connection with this assessment in 2007.

NOTE 4 -- EARNINGS PER SHARE


Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.


A reconciliation of shares used in calculating basic and diluted EPS for the three-month periods ended March 31, 2007 and March 31, 2006, respectively, follows:

                                                      Three Months Ended
                                           March 31, 2007        March 31, 2006
                                         -----------------       --------------
Basic EPS                                    34,999,000            33,470,000
Effect of assumed conversion of
  common stock equivalents                    6,104,000             1,985,000
                                         -----------------       --------------
Diluted EPS                                  41,103,000            35,455,000




NOTE 5 -- STOCK-BASED COMPENSATION PLANS AND WARRANTS


Effective January, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payments," and began recognizing compensation expense in its Consolidated Statements of Income for its stock option grants based on the fair value of the awards. Prior to January 1, 2006 the Company elected to apply Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock options granted to employees and directors, and SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equal the market price of underlying stock on the date of the grant, no compensation expense was recognized. The Company expensed the fair value (determined as of the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company's income before income taxes and net income for the first quarter of 2007 are $657,822 and $394,693 lower, respectively, than if it had continued to account for share-based compensation under APB 25. In addition, during the three months ended March 31, 2007, the Company issued common stock valued at $925,000 as compensation. This expense is being recognized over a three-year vesting period.


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

                                                                  Three Months Ended
                                                        March 31, 2007           March 31, 2006
                                                       ----------------          --------------

Net income reported                                  $ 12,374,829                $ 3,312,594
    Add:
    Total stock-based compensation expense
    included in reported net income,
    net of related tax effects                            394,693                      4,439
    Deduct:
    Total stock-based compensation expense
    determined under fair value based
    method, net of related tax effects                   (394,693)                    (4,439)

                                                     ------------                -----------
    SFAS No. 123(R) pro forma net income             $ 12,374,829                $ 3,312,594
                                                     ============                ===========


Pro forma earnings per share
    Basic                                            $       0.35                $      0.10
                                                     ============                ===========
    Fully diluted                                    $       0.30                $      0.09
                                                     ============                ===========
Earnings per share, as reported
    Basic                                            $       0.35                $      0.10
                                                     ============                ===========
    Fully diluted                                    $       0.30                $      0.09
                                                     ============                ===========


At March 31, 2007, there were options outstanding to purchase 6,880,000 shares of common stock with an intrinsic value of $16,807,100, a weighted average remaining contract term of 3.27 years and a weighted exercise price of $1.09. Of these, options to purchase 5,130,000 shares of common stock are currently exerciseable with an intrinsic value of $12,502,000, a weighted average remaining contract term of 3.38 years, and a weighted exercise price of $1.10. Options to purchase 435,000 shares of common stock were granted during the quarter ended March 31, 2007 at a weighted average exercise price of $3.70. There were no options exercised during the quarter ended March 31, 2007.


At March 31, 2007, there were warrants outstanding and currently exercisable to purchase 850,000 shares of common stock with an intrinsic value of $2,831,500, a weighted average remaining contract term of 3.24 years and a weighted exercise price of $0.72. There were no warrants exercised during the quarter ended March 31, 2007.


The Company estimated the fair value of all stock options awards as of the grant date by applying the Black-Scholes-Merton option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited and reflect the forfeitures as a cumulative adjustment to the pro forma expense.

In accordance with SFAS 123(R), fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair values of options granted prior to adoption of SFAS 123(R), of which a portion is unvested, was estimated assuming the following: weighted average expected life of five years, dividend yield of 0.0 percent, risk-free interest rate of 6.5 percent, and expected volatility of 154.5 percent and 126.3 percent for grants issued in 2004 and 2002, respectively. The fair value of options granted in 2007 was estimated assuming the following: weighted average expected life of 2.5 years, dividend yield of 4.0 percent, risk-free interest rate of
4.75 percent, and expected volatility of 65.17 percent.

NOTE 6 -- RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance, reinsurance negotiations and administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary of the Company, and affiliated and unaffiliated third parties.

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the three months ended March 31, 2007 and 2006, the Company expensed claims adjusting fees of $390,000 and $375,779, respectively, to Downes and Associates.

In July 2004, the Company borrowed monies from a private investor in the amount of $175,000 for working capital. In August 2005, this individual's son, Michael
P. Moran, became UPCIC's Vice President of Claims. The loan was paid off in January 2006.

In September 2006, the Company initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owns all of the outstanding common stock of Sterling Premium Finance Company, Inc. ("Sterling"), from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximates Sterling's book value. The Company plans to request approval of the acquisition from the Florida Office of Insurance Regulation during the second quarter of 2007.


On March 14, 2007, the Company issued 250,000 shares of restricted common stock at a price of $3.70 per share to an employee in conjunction with an employee agreement. The shares will vest over a three year period. The per share price was determined using the closing price of the Company's common stock as quoted on the OTC Bulletin Board and the shares were issued in a private transaction pursuant Section 4(2) of the Securities Act of 1933, as amended.

NOTE 7 -- PROVISION FOR INCOME TAX EXPENSE


A provision for income tax expense of $9,813,404 is recorded for the three months ended March 31, 2007 as a result of current profitable operations. A provision for income tax expense of $1,477,742 was recorded for the three months ended March 31, 2006 due to operating loss carry-forwards that existed at that time.

NOTE 8 -- SUBSEQUENT EVENTS

On April 24, 2007, the Company was advised by the American Stock Exchange ("Amex") that its application for listing of its common stock had been approved. Shares of the Company's common stock began trading on the Amex on April 30, 2007, under the ticker symbol UVE.

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

The Company formed subsidiaries that specialize in selling insurance and generating insurance leads via the Internet. Tigerquote.com Insurance & Financial Services Group, Inc. ("Tigerquote.com") and Tigerquote.com Insurance Solutions, Inc. were incorporated in Delaware on June 6, 1999 and August 23, 1999, respectively. Tigerquote.com was an Internet insurance lead generating network while Tigerquote.com Insurance Solutions, Inc. was a network of Internet insurance agencies. These entities sought to generate income from the selling of leads and commissions on policies written. Insurance agencies were established in 22 states. However, none of the agencies are currently active. During 2006, the Company decided to discontinue its online commerce operations and focus on its core operations.


The Company also formed Tiger Home Services, Inc., which furnished pool maintenance services to homeowners until the operation was sold during the second quarter of 2005.

FINANCIAL CONDITION

Cash and cash equivalents at March 31, 2007 aggregated $272,344,012. The source of liquidity for possible claims payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.


UPCIC believes that premiums will be sufficient to meet UPCIC's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At March 31, 2007, the Company's investments were comprised of $245,143,755 in cash and overnight repurchase agreements, $27,200,257 in a money market account, and $3,236,841 in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office.


Policies originally obtained from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. Less than 15% of the policies originally obtained from the JUA are currently in force with the Company. UPCIC does not expect to participate in takeouts of additional policies from the JUA. In 1998, the Company began to solicit business actively in the open market in an effort to further grow its insurance operations. UPCIC is currently servicing approximately 310,000 homeowners' and dwelling fire insurance policies.


The Company, as noted above, diversified its operations by establishing online commerce and other ancillary operations. However, the Company discontinued the online commerce division in order to further focus on the core property and casualty insurance business.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006


Gross premiums written increased 255.5% to $130,989,353 for the three-month period ended March 31, 2007 from $36,844,517 for the three-month period ended March 31, 2006. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases. The increase in new business is attributable to improving relationships with existing agents, an increase in new agents due to increased marketing efforts to agents, a new web-based policy administration platform and the disruption in the marketplace as a result of the windstorm catastrophes in 2004 and 2005.

Net premiums earned increased 820.3% to $39,438,263 for the three-month period ended March 31, 2007 from $4,285,586 for the three-month period ended March 31, 2006. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program.


Investment income increased 610.0% to $2,726,221 for the three-month period ended March 31, 2007 from $383,967 for the three-month period ended March 31, 2006. The increase is primarily due to higher investment balances and a higher interest rate environment during the three-month period ended March 31, 2007.


Commission revenue increased 155.5% to $2,352,856 for three-month period ended March 31, 2007 from $920,892 for the three-month period ended March 31, 2006. Commission revenue is comprised principally of the managing general agent's policy fee income on all new and renewal insurance policies and commissions generated from agency operations. The increase is primarily attributable to an increase in managing general agent's policy fee income.


Other revenue increased 33.1% to $51,702 for the three-month period ended March 31, 2007 from $38,830 for the three-month period ended March 31, 2006. The increase is primarily attributable to an increase in miscellaneous revenues during the three-month period ended March 31, 2007.


Net losses and LAE incurred increased 1,146.2% to $11,454,252 for the three-month period ended March 31, 2007 from $919,123 for the three-month period ended March 31, 2006. Losses and LAE incurred increased as a result of increased premium volume and changes in the Company's reinsurance program. The Company's net loss ratio for the three-month period ended March 31, 2007 was 29.0% compared to 21.4% for the three-month period ended March 31, 2006. Losses and LAE are influenced by loss severity and frequency. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.


Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During 2006 and the first quarter of 2007, UPCIC did not experience any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.


General and administrative expenses increased to $10,926,557 for the three-month period ended March 31, 2007 from $(80,184) for the three-month period ended March 31, 2006. The increase in general and administrative expenses were due to were due to several factors. Commission expense increased by approximately $11,600,000 due to the increase in direct written premium. The increase in commission expense was partially offset by an increase in ceding commissions of approximately $8,800,000 due to an increase in ceded written premium. Ceded written premium increased due to the increase in direct written premium as well as changes in the Company's reinsurance program. Compensation expense increased nearly $3,700,000 as the Company hired additional staff and increased incentive compensation in order to retain existing staff to support the substantial growth of the Company. Premium taxes increased nearly $1,200,000 as a result of the increase in direct written premium. As the Company's balance of premiums receivable increased as a result of the increase in production, the Company recorded an additional allowance for doubtful accounts in the approximate amount of $679,000. Interest expense increased nearly $627,000 due to outstanding debt balances on the Florida State Board of Administration surplus note and Benfield Greig (Holdings), Inc. secured promissory note described the "Liquidity and Capital Resources" section below.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow are the receipt of premiums, commissions, policy fees, investment income, reinsurance recoverables and short-term loans.


For the three-month period ended March 31, 2007, cash flows provided by operating activities were $44,285,991. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists entirely of cash, overnight repurchase agreements and a money market account.


In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in 10 monthly installments of $100,000. Payment on one note commenced in July 31, 2006 and commenced on the other note on November 30, 2006. As of March 31, 2007, these loans had been fully paid. The loan proceeds were subsequently contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company granted a warrant to one of the investors to purchase 200,000 shares of restricted common stock at an exercised price of $.05 per share, expiring in June 2010. These transactions were approved by the Company's Board of Directors.


In order to improve the Company's financial position and achieve profitable operations, management has implemented rate increases for new and renewal business, has restructured the homeowners' coverage offered, has restructured its catastrophic reinsurance coverage to reduce cost, and has worked to control general and administrative expenses. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to maintain profitability.


On November 9, 2006 UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration under Florida's Insurance Capital Build-Up Incentive Program. Under the program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the State Board of Administration matched UPCIC's funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $71 million.

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond Rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC is required to pay interest only, although principal payments can be made during this period. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of Florida's OIR.

An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note. As of March 31, 2007, the Company is in compliance with each of the aforementioned loan covenants.

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


To meet its matching obligation under the Insurance Capital Build-Up Incentive Program, on November 3, 2006, the Company entered into a Secured Promissory Note with Benfield Greig (Holdings), Inc. in the aggregate principal amount of $12 million. Interest on the note will accrue at the market rate of 12.75% per annum. The outstanding principal is due in six monthly installments of $1.5 million and a final seventh monthly installment of the remaining balance plus all accrued interest under the terms of the note starting on January 31, 2007 and ending on July 31, 2007. In connection with the loan, the Company and its subsidiaries appointed Benfield Inc. as their reinsurance intermediary for all of their reinsurance placements for the contract year beginning on June 1, 2007. As of March 31, 2007, all amounts due on the note have been paid.


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

On March 15, 2007, the Company declared a dividend of $.07 per share on its outstanding common stock to be paid on August 10, 2007 to the shareholders of record of the Company at the close of business on July 20, 2007. The dividend payable amount is $2,446,392.


The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC's results.


The balance of cash and cash equivalents at March 31, 2007 is $272,344,012. Most of this amount is available to pay claims in the event of catastrophic events. A portion of those paid losses would be recoverable through the Company's catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment.


Accounting principles generally accepted in the United States of America differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer's total liabilities or $4,000,000. UPCIC's statutory capital and surplus was $71,019,536 at March 31, 2007 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.


The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the OIR Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus (deficit) at December 31, 2006 was $(1,088,159).


The Company is required to comply with the National Association of Insurance Commissioners' ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2006, based on calculations using the appropriate NAIC RBC formula, the Company's reported total adjusted capital was in excess of the requirements.


OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the first three months of 2007.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company did not have any reportable legal proceedings during the three months ending March 31, 2007. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


On March 14, 2007, the Company issued 250,000 shares of restricted common stock at a price of $3.70 per share to an employee in conjunction with an employee agreement. The shares will vest over a three year period. The per share price was determined using the closing price of the Company's common stock as quoted on the OTC Bulletin Board and the shares were issued in a private transaction pursuant Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

Effective January 1, 2007, the terms of the employment agreements of Bradley I. Meier, President and Chief Executive Officer of the Company, and Sean P. Downes, Chief Operating Officer of the Company, were amended to provide for an increase in base salary of $161,175 and $114,000 per annum, respectively.



ITEM 6.  EXHIBITS

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




                         UNIVERSAL INSURANCE HOLDINGS, INC.


Date:  May 14, 2007      /s/ Bradley I. Meier
                         -------------------------------------------------------
                         Bradley I. Meier, President and Chief Executive Officer

                         /s/ James M. Lynch
                         -------------------------------------------------------
                         James M. Lynch, Chief Financial Officer