Form 10QSB
period 2007-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2007-08-13
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2007

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




         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 39,057,103 shares of common stock as of August [13], 2007.

         Transitional Small Business Disclosure Format  Yes     No  X
                                                            ---    ---

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida



We have reviewed the accompanying condensed consolidated balance sheet of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES as of June 30, 2007 and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for each of the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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



/s/ Blackman Kallick Bartelstein, LLP

Chicago, Illinois

August 13, 2007

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007
                                   (Unaudited)

                                     ASSETS
Cash and cash equivalents                                                        $ 256,049,954
Real estate, net                                                                     3,211,986
Prepaid reinsurance premiums                                                       180,970,635
Reinsurance recoverables and other reinsurance receivable                           86,036,298
Premiums and other receivables, net                                                 19,223,252
Property and equipment, net                                                            607,620
Deferred income taxes                                                                9,874,117
Other assets                                                                            16,222
                                                                                 -------------
Total assets                                                                     $ 555,990,084
                                                                                 =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                                       $  52,130,976
Unearned premiums                                                                  271,885,614
Deferred ceding commission, net                                                      1,558,077
Accounts payable                                                                     1,673,508
Reinsurance payable                                                                101,898,123
Federal and state income taxes payable                                              19,401,565
Dividends payable                                                                    2,446,392
Other accrued expenses                                                              13,279,300
Other liabilities                                                                   11,987,103
Loans payable                                                                        3,025,940
Long-term debt                                                                      25,040,870
                                                                                 -------------
Total liabilities                                                                  504,327,468
                                                                                 -------------

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value, 1,000,000 shares authorized, 138,640 shares issued and outstanding, minimum liquidation
 preference of $1,419,700                                                                1,387
Common stock, $.01 par value, 55,000,000 shares authorized, 39,057,103
 shares issued and 35,762,729 shares outstanding                                       390,572
Common stock in treasury, at cost - 394,374 shares                                    (974,746)
Common stock held in trust, at cost - 2,900,000 shares                              (2,349,000)
Additional paid-in capital                                                          21,759,615
Retained earnings                                                                   32,834,788
                                                                                 -------------
Total stockholders' equity                                                          51,662,616
                                                                                 -------------
Total liabilities and stockholders' equity                                       $ 555,990,084
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


                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                    Six Months Ended                    Three Months Ended
                                                            June 30, 2007      June 30, 2006      June 30, 2007     June 30, 2006
                                                            -------------      -------------      -------------     -------------
PREMIUMS EARNED AND OTHER REVENUES:
  Direct premiums written                                   $ 262,563,270      $ 114,003,676      $ 131,573,917     $ 77,159,159
  Ceded premiums written                                     (185,148,008)       (77,945,774)       (91,071,965)     (45,963,214)
                                                            -------------      -------------      -------------     ------------
  Net premiums written                                         77,415,262         36,057,902         40,501,952       31,195,945
  Decrease (increase) in net unearned premiums                  5,228,113        (25,079,437)         2,703,160      (24,503,066)
                                                            -------------      -------------      -------------     ------------
  Premiums earned, net                                         82,643,375         10,978,465         43,205,112        6,692,879
  Net investment income                                         5,475,079            969,183          2,748,858          585,216
  Commission revenue                                            9,773,589          2,715,592          7,420,733        1,762,219
  Other revenue                                                   110,233             16,202             58,531            9,853
                                                            -------------      -------------      -------------     ------------
      Total premiums earned and other revenues                 98,002,276         14,679,442         53,433,234        9,050,167
                                                            -------------      -------------      -------------     ------------

OPERATING COSTS AND EXPENSES
  Losses and loss adjustment expenses                          24,866,277          5,974,787         12,497,543        4,597,154
  General and administrative expenses                          21,304,473          2,041,208         11,292,398        2,579,902
                                                            -------------      -------------      -------------     ------------
      Total operating costs and expenses                       46,170,750          8,015,995         23,789,941        7,177,056
                                                            -------------      -------------      -------------     ------------

INCOME BEFORE INCOME TAXES                                     51,831,526          6,663,447         29,643,293        1,873,111
                                                            -------------      -------------      -------------     ------------

  Income taxes, current                                        23,105,624          2,615,933         13,731,190        1,337,068
  Income taxes, deferred                                       (1,202,361)        (1,238,670)        (1,641,331)      (1,437,547)
                                                            -------------      -------------      -------------     ------------
  Income taxes, net                                            21,903,263          1,377,263         12,089,859         (100,479)
                                                            -------------      -------------      -------------     ------------

NET INCOME                                                  $  29,928,263      $   5,286,184      $  17,553,434     $  1,973,590
                                                            =============      =============      =============     ============

INCOME  PER COMMON SHARE:
  Basic                                                     $        0.84      $        0.15      $        0.49     $       0.06
                                                            =============      =============      =============     ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                                          35,528,000         34,373,000         35,577,000       34,306,000
                                                            =============      =============      =============     ============

INCOME  PER COMMON SHARE:
  Diluted                                                   $        0.73      $        0.14      $        0.43     $       0.05
                                                            =============      =============      =============     ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                                        41,217,000         36,863,000         40,851,000       37,300,000
                                                            =============      =============      =============     ============

CASH DIVIDEND DECLARED PER
  COMMON SHARE                                              $        0.07      $        0.08      $           -     $       0.04
                                                            =============      =============      =============     ============

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                                  UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                Six Months Ended        Six Months Ended
                                                                                 June 30, 2007           June 30, 2006
                                                                                -----------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 29,928,263               $ 5,286,184
Adjustments to reconcile net income to cash provided by operations:
  Amortization and depreciation                                                      166,318                   185,062
  Loss on disposal of assets                                                          25,627                         -
  Issuance of common stock as compensation                                           793,508                 1,138,764
  Deferred taxes                                                                  (1,202,361)               (1,238,670)
  Tax benefit on exercise of stock options                                        (1,143,325)                        -

Net change in assets and liabilities relating to operating activities:
  Reinsurance recoverables and other reinsurance receivable                     (10,481,569)                25,229,631
  Prepaid reinsurance premiums                                                  (46,767,461)               (29,603,121)
  Premiums and other receivables                                                   3,687,011               (16,941,815)
  Allowance for doubful accounts                                                   1,384,390                         -
  Deferred acquisition costs, net                                                  2,106,116                (3,491,263)
  Other assets                                                                         1,502                   735,913
  Reinsurance payable                                                               (958,956)                9,180,607
  Deferred ceding commission, net                                                  1,558,077                (1,043,544)
  Other liabilities                                                                7,458,003                 2,441,954
  Accounts payable                                                                (1,052,541)                1,315,294
  Taxes payable                                                                    5,529,959                 2,385,577
  Other accrued expenses                                                          (1,689,970)                3,402,278
  Unpaid losses and loss adjustment expenses                                       2,566,462               (31,991,634)
  Unearned premiums                                                               41,539,348                54,682,552
                                                                                ------------              ------------
Net cash provided by operating activities                                         33,448,401                21,673,769
                                                                                ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (123,287)                  (51,826)
  Building improvements                                                              (16,290)                 (115,027)
                                                                                ------------              ------------
Net cash used in investing activities                                               (139,577)                 (166,853)
                                                                                ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                                           (24,975)                  (24,976)
  Issuance of common stock                                                           835,500                    44,251
  Acquisition of treasury stock                                                     (872,926)                        -
  Tax benefit on exercise of stock options                                         1,143,325                         -
  Common stock dividend paid                                                      (1,915,354)               (1,488,851)
  Repayments of loans payable                                                     (9,314,737)                  (51,238)
                                                                                ------------              ------------
Net cash used in financing activities                                            (10,149,167)               (1,520,814)
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         23,159,657                19,986,102
CASH AND CASH EQUIVALENTS, Beginning of period                                   232,890,297                48,038,736
                                                                                ------------              ------------
CASH AND CASH EQUIVALENTS, End of period                                        $256,049,954              $ 68,024,838
                                                                                ============              ============
Non-cash items
  Declared dividends payable                                                    $  2,446,392              $  1,518,284
                                                                                ============              ============

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly owned property and casualty insurance subsidiary, Universal Property & Casualty Insurance Company, and other wholly owned subsidiaries including Atlas Florida Financial Corporation (parent of Atlas Premium Finance Company), Atlas Premium Finance Company, and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. In addition, the accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with GAAP and thus should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

The condensed consolidated balance sheet of the Company as of June 30, 2007, the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2007 and 2006 and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006 are unaudited. There were no items comprising comprehensive income for the six months ended June 30, 2007 and 2006. Accordingly, consolidated statements of comprehensive income are not presented. The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, except for the adoption of a new accounting pronouncement as noted below.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial statements reflect all adjustments (consisting primarily of normal and recurring accruals and adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006,  the  Financial  Accounting  Standards  Board  (FASB)  issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company analyzed its tax positions in accordance with this interpretation and determined that it did not result in a reserve for uncertain tax positions as of June 30, 2007. Therefore, no cumulative effect of a change in accounting principle or adjustment to a liability for unrecognized tax benefits was recognized as a result of adoption of FIN 48. As of January 1, 2007, the Company had zero unrecognized tax benefits. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Management has reassessed the critical accounting policies as disclosed in the Company's 2006 Annual Report to Stockholders on Form 10-KSB and determined that no changes, additions or deletions are needed to the policies as disclosed. Also there were no significant changes in the Company's estimates associated with those policies.

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

Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term. At June 30, 2007, UPCIC had direct unearned premiums totaling $271,885,614 and in-force premiums of approximately $510,000,000.

Premiums earned are included in earnings on a pro-rata basis over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. Deferred policy acquisition costs are reviewed to determine if they are recoverable from unearned premiums, and if not, are charged to expense. For the six-month periods ended June 30, 2007 and June 30, 2006, respectively, no amounts of deferred policy acquisition costs were charged to expense as a result of the recoverability testing. As of June 30, 2007, deferred ceding commissions exceeded deferred policy acquisition costs and were recorded as a net liability in the amount of $1,558,077.

An allowance for doubtful accounts is established when it becomes evident that collection is doubtful, typically after 90 days past due. As of June 30, 2007, UPCIC had recorded an allowance for doubtful accounts in the amount of $1,993,369.

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

Management continues to take action to strengthen UPCIC's financial condition. On the Company's Homeowner's program ("HO"), premium rate increases averaging 10.1% and 13.2% statewide were approved by the Florida Office of Insurance Regulation ("OIR") and implemented with effective dates in May 2006 and October 2006, respectively. On the Company's Dwelling Fire program ("DP"), premium rate increases averaging 11.2% and 30.6% statewide were also approved by the OIR and implemented with effective dates in May 2006 and September 2006, respectively. Further, a rate decrease averaging 11.1% statewide (HO) and 3.2% statewide (DP) reflecting anticipated reinsurance savings was filed March 15, 2007 and implemented in UPCIC's rates on June 1, 2007 and is subject to approval by the OIR. UPCIC will make a subsequent rate filing by September 30, 2007, reflecting any changes that took place from the June 1, 2007 filing.

In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in the cost of catastrophe reinsurance coverage for the June 1, 2006 renewal which the Company had anticipated and factored into its policy pricing. Effective May 1, 2004 the Company brought in house the system it utilizes for policy issuance and administration. This has enhanced UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities. In addition, UPCIC changed the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. Management believes the implementation of, and results attributable to, the actions described above will continue to enhance UPCIC's surplus. However, there can be no assurance of the ultimate success of these plans, or that the Company will be able to maintain profitability.

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

UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers, either on an automatic basis under general reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. The reinsurance arrangements are intended to provide UPCIC with the ability to maintain its exposure to loss within its capital resources. Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance. While ceding premiums to reinsurers reduces UPCIC's risk of exposure in the event of catastrophic losses, it also reduces UPCIC's potential for greater profits should such catastrophic events fail to occur. The Company submits the UPCIC reinsurance program for regulatory review to the OIR.

In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in catastrophe reinsurance cost for the June 1, 2006 renewal which the Company had planned and factored into its policy pricing. Effective June 1, 2006, UPCIC reduced the rate of cession on its quota share reinsurance. Quota share reinsurance is used primarily to increase UPCIC's underwriting capacity and to reduce exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of this reduction of UPCIC's quota share reinsurance from 80% to 50%, UPCIC has retained and earned more premiums UPCIC writes, but has also retained more related losses. UPCIC's increased exposure to potential losses could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company. During 2006 and the six months ended June 30, 2007, UPCIC did not experience any catastrophic events.

Effective June 1, 2007, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, through May 31, 2008, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk with a ceding commission payable to UPCIC equal to 31% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of 40% of gross premiums earned, not to exceed $100,000,000 (of which UPCIC's net liability in a first event scenario is $45,000,000, in a second event scenario is $9,300,000 and in a third event scenario is $9,300,000) and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services ("PCS") office of 112% of Gross Premiums Earned, not to exceed $280,000,000. Effective June 1, 2007 through May 31, 2008, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $5,200,000 aggregate limit applies to the term of the contract. Effective June 1, 2007 through May 31, 2008, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 for each property loss. A $2,100,000 aggregate limit applies to the term of the contract.

Effective June 1, 2007 through May 31, 2008, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $576,000,000 in excess of $100,000,000 covering certain loss occurrences including hurricanes. The contract contains a provision for one reinstatement in the event coverage is exhausted; additional premium is calculated pro rata as to amount and 100% as to time. Effective June 1, 2007 through May 31, 2008, UPCIC purchased a reinstatement premium protection contract which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $426,000,000 in excess of $100,000,000. Effective June 1, 2007, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC's net retention through three catastrophe events including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund ("FHCF"). The approximate coverage is estimated to be for 90% of $1,071,600,000 in excess of $209,900,000. Also at June 1, 2007, the FHCF made available, and UPCIC obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program, such as UPCIC. This particular layer of coverage is $10,000,000 in excess of $18,600,000. UPCIC also purchased Florida Hurricane Catastrophe Fund Recovery Shortfall Reinsurance in the event FHCF cannot fulfill its payment obligations for the 2007-2008 Hurricane Season.

The total cost of UPCIC's underlying catastrophe private reinsurance program effective June 1, 2007 through May 31, 2008 is $113,178,000 of which UPCIC's cost is 50%, or $56,589,000, and the quota share reinsurers' cost is the remaining 50%. In addition, UPCIC purchases reinsurance premium protection as described above which amounts to $14,213,402 of cost. The cost of subsequent event catastrophe reinsurance is $11,184,125. The estimated premium UPCIC plans to cede to the FHCF for the 2007 hurricane season is $43,100,000 of which UPCIC's cost is 50%, or $21,550,000, and the quota share reinsurers' cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program offered by the FHCF, the premium for which is $5,000,000 of which UPCIC's cost is 50%, or $2,500,000, and the quota share reinsurers' cost is the remaining 50%. The total cost of UPCIC's Florida Hurricane Catastrophe Fund Recovery Shortfall Reinsurance is $7,715,520, of which UPCIC's cost is 50%, or $3,857,760.

Effective June 1, 2007, the Company obtained $30,000,000 of coverage via a catastrophe risk-linked transaction product in the event UPCIC's catastrophe coverage and FHCF coverage are exhausted. The total cost of the Company's risk-linked transaction product is $3,525,000.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program which could have a material adverse effect on the UPCIC's and the Company's business, financial condition and results of operations.

The reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                              Six Months Ended                                               Six Months Ended
                               June 30, 2007                                                   June 30, 2006
               ------------------------------------------------------   ---------------------------------------------------------
                   Premiums           Premiums         Loss and Loss         Premiums             Premiums         Loss and Loss
                   Written             Earned            Adjustment          Written               Earned            Adjustment
                   -------             ------             Expenses           -------               ------             Expenses
                                                          --------                                                    --------
Direct           262,563,270        221,023,922         48,700,037         $114,003,676         $59,321,123        $33,430,134
Ceded           (185,148,008)      (138,380,547)       (23,833,760)         (77,945,774)        (48,342,658)       (27,455,347)
               ---------------    ---------------     ---------------     ---------------     ---------------     ---------------
Net                77,415,262         82,643,375        24,866,277         $ 36,057,902         $10,978,465         $5,974,787
               ===============    ===============     ===============     ===============     ===============     ===============


                            Three Months Ended                                             Three Months Ended
                              June 30, 2007                                                   June 30, 2006
               ------------------------------------------------------   ---------------------------------------------------------
                   Premiums           Premiums         Loss and Loss         Premiums             Premiums         Loss and Loss
                   Written             Earned            Adjustment          Written               Earned            Adjustment
                   -------             ------             Expenses           -------               ------             Expenses
                                                          --------                                                    --------
Direct           131,573,917        120,510,374          25,333,276         $ 77,159,159        $34,436,949        $26,282,514
Ceded            (91,071,965)       (77,305,262)        (12,835,733)         (45,963,214)       (27,744,070)       (21,685,360)
               ---------------    ---------------     ---------------     ---------------     ---------------     ---------------
Net               40,501,952         43,205,112          12,497,543          $31,195,945         $6,692,879         $4,597,154
               ===============    ===============     ===============     ===============     ===============     ===============


OTHER AMOUNTS:

                                                                                         June 30, 2007
                                                                                         -------------
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses             40,869,163
Other reinsurance receivable                                                               45,167,135
                                                                                           ----------
Reinsurance recoverables and other reinsurance receivable                                 $86,036,298
                                                                                          ===========

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at June 30, 2007. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that ceding risks to reinsurers whom it considers to be financially sound combined with the distribution of reinsurance contracts to an array of reinsurers adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

UPCIC may also be subject to assessments by Citizens Property Insurance Corporation ("Citizens"), the state-run insurer of last resort and the FHCF as a result of operating deficiencies related to windstorm catastrophes. In addition, the Company is subject to assessments by the Florida Insurance Guaranty Association ("FIGA"). FIGA services pending claims by or against Florida policyholders of member insurance companies which become insolvent and are ordered liquidated. FIGA's membership is composed of all Florida licensed direct writers of property or casualty insurance. Under current regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

On June 12, 2006, the OIR ordered an emergency FHCF assessment of 1% of direct premiums written for policies with effective dates beginning January 1, 2007, which UPCIC is currently collecting from policyholders, as the assessment is to policyholders, not UPCIC. This assessment was a result of catastrophe losses Florida experienced in 2004 and 2005. The assessments collected from policyholders are remitted to FHCF quarterly.

On September 14, 2006, the Board of Governors of Citizens authorized the levying of a regular assessment on assessable insurers to recoup the 2005 Plan Year Deficit incurred in the High Risk Account. The assessment is based upon UPCIC's share of direct written premium for the subject lines of business in the State of Florida for the calendar year preceding the plan year in which the deficit occurred. UPCIC's participation in this assessment totaled $263,650. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and is implementing the recoupment in connection with this assessment in 2007.

During its meeting on December 14, 2006, the Board of Directors of FIGA determined the need for an emergency assessment upon its member companies. The Board decided on an emergency assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premiums of $11.2 billion, this would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and is implementing the recoupment in connection with this assessment in 2007.

NOTE 4 -- EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the six-month periods ended June 30, 2007 and June 30, 2006, respectively, follows:

                                                                               Six Months Ended
                                                                               ----------------
                                                                    June 30, 2007                 June 30, 2006
                                                                -------------------             ----------------
Number of shares used in calculating basic EPS                        35,528,000                  34,373,000

Effect of assumed conversion of common stock                           5,689,000                   2,490,000
   equivalents                                                  -------------------             ----------------
Number of shares used in calculating diluted EPS                       41,217,000                 36,863,000


                                                                               Three Months Ended
                                                                               ------------------
                                                                    June 30, 2007                June 30, 2006
                                                                  ----------------               -------------
Number of shares used in calculating basic EPS                         35,577,000                 34,306,000
Effect of assumed conversion of common stock                            5,274,000                  2,994,000
   equivalents                                                  -------------------             ----------------
Number of shares used in calculating diluted EPS                       40,851,000                 37,300,000

NOTE 5 -- STOCK-BASED COMPENSATION PLANS AND WARRANTS

Effective January, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payments," and began recognizing compensation expense in its Consolidated Statements of Operations for its stock option grants based on the fair value of the awards. Prior to January 1, 2006 the Company elected to apply Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock options granted to employees and directors, and SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equal the market price of underlying stock on the date of the grant, no compensation expense was recognized. The Company expensed the fair value (determined as of the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company's income before income taxes and net income for the six months ended June 30, 2007 are $679,911 and $407,945 lower, respectively, and for the three months ended June 30, 2007 are $22,089 and $13,253 lower, than if it had continued to account for share-based compensation under APB 25. In addition, during the six months ended June 30, 2007, the Company issued common stock valued at $925,000 as compensation. This expense is being recognized over a three-year vesting period which commenced March 14, 2007.

At June 30, 2007, there were options outstanding to purchase 5,530,000 shares of common stock with an intrinsic value of $28,020,000, a weighted average remaining contract term of 3.34 years and a weighted exercise price of $1.13. Of the total options outstanding, options to purchase 3,780,000 shares of common stock are currently exerciseable with an intrinsic value of $19,025,000, a weighted average remaining contract term of 3.71 years, and a weighted exercise price of $1.16. Options to purchase 435,000 shares of common stock were granted during the six months ended June 30, 2007 at a weighted average exercise price of $3.70. There were 750,000 options exercised during the six months ended June 30, 2007. On July 12, 2007, the Company granted options to purchase an aggregate of 1,575,000 shares of common stock to the Company's directors and executive officers. All of the options granted on July 12, 2007 vest on July 12, 2008, have an exercise price of $6.50 per share, and expire on July 12, 2012. The options granted to Bradley I. Meier, the Company's President and Chief Executive Officer, and to Sean P. Downes, the Company's Chief Operating Officer and Senior Vice President, shall only be exercisable on such date or dates as the fair market value (as defined in their respective option agreements) of the Company's common stock is and has been at least one hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

At June 30, 2007, there were warrants outstanding and currently exercisable to purchase 850,000 shares of common stock with an intrinsic value of $4,659,500, a weighted average remaining contract term of 2.99 years and a weighted average exercise price of $0.72. There were no warrants exercised during the six months ended June 30, 2007.

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

The fair value of options granted in 2007 was estimated assuming the following: weighted average expected life of 2.5 years, dividend yield of 4.0 percent, risk-free interest rate of 4.76 percent, and expected volatility of 65.4 percent. In accordance with SFAS 123(R), fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair values of options granted prior to adoption of SFAS 123(R) was estimated assuming the following: weighted average expected life of five years, dividend yield of 0.0 percent, risk-free interest rate of 6.5 percent, and expected volatility of 154.5 percent and 126.3 percent for grants issued in 2004 and 2002, respectively.

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

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the six months ended June 30, 2007 and 2006, the Company expensed claims adjusting fees of $540,000 and $496,000, respectively, to Downes and Associates.

In September 2006, the Company initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. ("Sterling"), from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling's book value. The Company intends to seek approval of the acquisition from the OIR during the third quarter of 2007. Sterling has been renamed Atlas Premium Finance Company.

NOTE 7 -- STOCK ISSUANCES

On March 14, 2007, the Company issued 250,000 shares of restricted common stock at a price of $3.70 per share to an employee in consideration for services rendered pursuant to the terms of an employee agreement. The shares will vest over a three year period. On May 1, 2007, the Company issued 22,143 shares of restricted common stock at a price of $1.87 per share, on a "cashless" basis, to James M. Lynch, CFO of the Company, pursuant to Mr. Lynch's exercise of stock options. Also on May 1, 2007, the Company issued 387,234 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Norman M. Meier, a director of the Company, pursuant to Mr. Meier's exercise of stock options. Also on May 1, 2007, the Company issued 77,447 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Joel Wilentz, a director of the Company, pursuant to Mr. Wilentz's exercise of stock options. Also on May 1, 2007, the Company issued 77,447 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Reed Slogoff, a director of the Company, pursuant to Mr. Slogoff's exercise of stock options. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on the OTC Bulletin Board or the AMEX and the shares were issued in private transactions pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

NOTE 8 -- PROVISION FOR INCOME TAX EXPENSE

A provision for income tax expense of $21,903,263 was recorded for the six months ended June 30, 2007 as a result of current profitable operations. A provision for income tax expense of $1,377,263 was recorded for the six months ended June 30, 2006 due to operating loss carry-forwards that existed at that time.

NOTE 9 -- SUBSEQUENT EVENTS

On July 12, 2007, the Company's Board of Directors declared a dividend of $.08 per share on its Common Stock. The dividend is payable on October 22, 2007 to stockholders of record as of September 27, 2007.

On July 12, 2007, the Company granted options to purchase an aggregate of 1,575,000 shares of common stock to the Company's directors and executive officers. All of the options granted on July 12, 2007 vest on July 12, 2008, have an exercise price of $6.50 per share, and expire on July 12, 2012. The options granted to Bradley I. Meier, the Company's President and Chief Executive Officer, and to Sean P. Downes, the Company's Chief Operating Officer and Senior Vice President, shall only be exercisable on such date or dates as the fair market value (as defined in their respective option agreements) of the Company's common stock is and has been at least one hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.


FORWARD-LOOKING STATEMENTS

Certain statements made by the Company's management may be considered to be "forward-looking statements" within the meaning of the Private Securities Reform Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words "believe," "expect," "anticipate," and "project," and similar expressions, identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion and in the section below entitled "Factors Affecting Operation Results and Market Price of Stock," among others.


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

UPCIC is in the process of preparing Certificate of Authority (COA) applications to write homeowners insurance policies in five additional states. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. UPCIC has notified the Florida OIR that it intends to file COA applications in the additional states.

FINANCIAL CONDITION

Cash and cash equivalents at June 30, 2007 aggregated $256,049,954. The source of liquidity for possible claims payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

The Company believes that premiums will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At June 30, 2007, the Company's investments were comprised of $218,485,216 in cash and overnight repurchase agreements, $37,564,738 in a money market account, and $3,211,986 in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office.

Policies originally assumed from the Florida Residential Property and Casualty Joint Underwriting Association ("JUA") provided the opportunity for UPCIC to solicit future renewal premiums. UPCIC does not expect to assume additional policies from the JUA. As of June 30, 2007, UPCIC was servicing approximately 341,000 homeowners' and dwelling fire insurance policies and in-force premiums of approximately $510,000,000.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Gross premiums written increased 130.3% to $262,563,270 for the six-month period ended June 30, 2007 from $114,003,676 for the six-month period ended June 30, 2006. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases. The increase in new business is attributable to improving relationships with existing agents, an increase in new agents due to increased marketing efforts to agents, a new web-based policy administration platform and the disruption in the marketplace as a result of the windstorm catastrophes in 2004 and 2005.

Net premiums earned increased 652.8% to $82,643,375 for the six-month period ended June 30, 2007 from $10,978,465 for the six-month period ended June 30, 2006. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program as described in Note 3 - Reinsurance.

Investment income increased 464.9% to $5,475,079 for the six-month period ended June 30, 2007 from $969,183 for the six-month period ended June 30, 2006. The increase is primarily due to higher investment balances and a higher interest rate environment during the six-month period ended June 30, 2007.

Commission revenue increased 259.9% to $9,773,589 for six-month period ended June 30, 2007 from $2,715,592 for the six-month period ended June 30, 2006. Commission revenue is comprised principally of the managing general agent's policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in managing general agent's policy fee income and a greater amount of reinsurance commission sharing.

Other revenue increased to $110,233 for the six-month period ended June 30, 2007 from $16,202 for the six-month period ended June 30, 2006.

Net losses and LAE incurred increased 316.2% to $24,866,277 for the six-month period ended June 30, 2007 from $5,974,787 for the six-month period ended June 30, 2006. Losses and LAE incurred increased as a result of increased premium volume and changes in UPCIC's reinsurance program. The Company's net loss ratio for the six-month period ended June 30, 2007 was 30.1% compared to 54.4% for the six-month period ended June 30, 2006. Losses and LAE are influenced by loss severity and frequency. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During 2006 and the six months ended June 30, 2007, UPCIC did not experience any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

General and administrative expenses increased 943.7% to $21,304,473 for the six-month period ended June 30, 2007 from $2,041,208 for the six-month period ended June 30, 2006. The increase in general and administrative expenses was due to several factors. Commission expense increased by approximately $19,400,000 due to the increase in direct written premium. The increase in commission expense was offset by an increase in ceding commissions of approximately $22,000,000 due to an increase in ceded written premium and a higher commission rate. Ceded written premium increased due to the increase in direct written premium as well as changes in UPCIC's reinsurance program. Compensation expense increased nearly $6,400,000 as the Company hired additional staff and increased incentive compensation in order to retain existing staff to support the substantial growth of the Company. Inspection expense increased approximately $500,000 due to the increase in the number of policies underwritten. General and administrative expenses increased approximately $3,400,000 due to the purchase of a catastrophe risk-linked transaction product that protects the Company from catastrophic losses. There was an increase in expenses in the approximate amount of $5,600,000 for the change in deferred policy acquisition costs, net of deferred ceding commissions, which relates to an increase in direct and ceded unearned premiums as well as changes in UPCIC's reinsurance program. Premium taxes increased nearly $2,200,000 as a result of the increase in direct written premium. Expenses related to assessments decreased approximately $1,800,000 as there were no assessments incurred by UPCIC during the first six months of 2007. As UPCIC's balance of premiums receivable increased as a result of the increase in production, the Company recorded an additional allowance for doubtful accounts in the approximate amount of $1,400,000. Interest expense increased approximately $1,100,000 due to outstanding debt balances on the Florida State Board of Administration surplus note and Benfield Greig (Holdings), Inc. secured promissory note described in the "Liquidity and Capital Resources" section below. Other general and administrative expenses increased approximately $3,100,000 primarily due to increases in premium volume.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Gross premiums written increased 70.5% to $131,573,917 for the three-month period ended June 30, 2007 from $77,159,159 for the three-month period ended June 30, 2006. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases. The increase in new business is attributable to improving relationships with existing agents, an increase in new agents due to increased marketing efforts to agents, a new web-based policy administration platform and the disruption in the marketplace as a result of the windstorm catastrophes in 2004 and 2005.

Net premiums earned increased 545.5% to $43,205,112 for the three-month period ended June 30, 2007 from $6,692,879 for the three-month period ended June 30, 2006. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program as described in Note 3 - Reinsurance.

Investment income increased 369.7% to $2,748,858 for the three-month period ended June 30, 2007 from $585,216 for the three-month period ended June 30, 2006. The increase is primarily due to higher investment balances and a higher interest rate environment during the three-month period ended June 30, 2007.

Commission revenue increased 321.1% to $7,420,733 for three-month period ended June 30, 2007 from $1,762,219 for the three-month period ended June 30, 2006. Commission revenue is comprised principally of the managing general agent's policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to greater reinsurance commission sharing and to an increase in managing general agent's policy fee income.

Other revenue increased to $58,531 for the three-month period ended June 30, 2007 from $9,853 for the three-month period ended June 30, 2006.

Net losses and LAE incurred increased 171.9% to $12,497,543 for the three-month period ended June 30, 2007 from $4,597,154 for the three-month period ended June 30, 2006. Losses and LAE incurred increased as a result of increased premium volume and changes in UPCIC's reinsurance program. The Company's net loss ratio for the three-month period ended June 30, 2007 was 28.9% compared to 68.7% for the three-month period ended June 30, 2006. Losses and LAE are influenced by loss severity and frequency. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the three-month periods ended June 30, 2007 and June 30, 2006, respectively, UPCIC did not experience any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

General and administrative expenses increased 337.7% to $11,292,398 for the three-month period ended June 30, 2007 from $2,579,902 for the three-month period ended June 30, 2006. The increase in general and administrative expenses was due to several factors. Commission expense increased by approximately $7,800,000 due to the increase in direct written premium. The increase in commission expense was offset by an increase in ceding commissions of approximately $13,200,000 due to an increase in ceded written premium and a higher commission rate. Ceded written premium increased due to the increase in direct written premium as well as changes in UPCIC's reinsurance program. Compensation expense increased nearly $2,700,000 as the Company hired additional staff and increased incentive compensation in order to retain existing staff to support the substantial growth of the Company. General and administrative expenses also increased approximately $3,600,000 due to the purchase of a catastrophe risk-linked transaction product that protects the Company from catastrophic losses. There was an increase in expenses in the approximate amount of $5,900,000 for the change in deferred policy acquisition costs, net of deferred ceding commissions, which relates to an increase in direct and ceded unearned premiums as well as changes in UPCIC's reinsurance program. Premium taxes increased nearly $1,100,000 as a result of the increase in direct written premium. Expenses related to assessments decreased approximately $1,800,000 as there were no assessments incurred by UPCIC during the second quarter of 2007. As the UPCIC's balance of premiums receivable increased as a result of the increase in production, the Company recorded an additional allowance for doubtful accounts in the approximate amount of $400,000. Interest expense increased approximately $500,000 due to outstanding debt balances on the Florida State Board of Administration surplus note and Benfield Greig (Holdings), Inc. secured promissory note described in the "Liquidity and Capital Resources" section below. Other general and administrative expenses increased approximately $1,700,000 primarily due to increases in premium volume


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company's primary sources of cash flow are the receipt of premiums, commissions, policy fees, investment income, reinsurance recoverables and short-term loans.

For the six-month period ended June 30, 2007, cash flows provided by operating activities were $33,448,401. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists entirely of cash, overnight repurchase agreements and a money market account.

The Company believes that its current capital resources are sufficient to support current operations and expected growth for at least twelve months.

COMPANY BORROWINGS

In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in 10 monthly installments of $100,000. Payment on one note commenced in July 31, 2006 and commenced on the other note on November 30, 2006. As of March 28, 2007, these loans were fully paid. The loan proceeds were subsequently contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company granted a warrant to one of the investors to purchase 200,000 shares of restricted common stock at an exercised price of $.05 per share, expiring in June 2010. These transactions were approved by the Company's Board of Directors.

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

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration under Florida's Insurance Capital Build-Up Incentive Program. Under the program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the State Board of Administration matched UPCIC's funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $82.5 million. The $25.0 million is invested in a treasury money market account.

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

An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note. As of June 30, 2007, the Company is in compliance with each of the aforementioned loan covenants except for the Minimum Writing Ratio.

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

To meet its matching obligation under the Insurance Capital Build-Up Incentive Program, on November 3, 2006, the Company entered into a Secured Promissory Note with Benfield Greig (Holdings), Inc. in the aggregate principal amount of $12 million. Interest on the note accrues at the rate of 12.75% per annum. The outstanding principal is due in six monthly installments of $1.5 million and a final seventh monthly installment of the remaining balance plus all accrued interest under the terms of the note starting on January 31, 2007 and ending on July 31, 2007. In connection with the loan, the Company and its subsidiaries appointed Benfield Inc. as their reinsurance intermediary for all of their reinsurance placements for the contract year beginning on June 1, 2007. As of June 30, 2007, the Company had made the first six payments in accordance with the Note. Final payment was made on July 18, 2007.

There can be no assurance that the above described transactions will be sufficient to ensure UPCIC's future compliance with Florida insurance regulations, or that the Company will be able to maintain profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the OIR.

AVAILABLE CASH

The balance of cash and cash equivalents at June 30, 2007 is $256,049,954, most of which is available to pay claims. A portion of those paid losses would be recoverable through the Company's catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment.

Accounting principles generally accepted in the United States of America differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer's total liabilities or $4,000,000. UPCIC's statutory capital and surplus was $82,678,719 at June 30, 2007 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

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

CASH DIVIDENDS

On March 15, 2007, the Company declared a dividend of $.07 per share on its outstanding common stock to be paid on August 10, 2007 to the shareholders of record of the Company at the close of business on July 20, 2007. The dividend payable as of June 30, 2007 in the amount of $2,446,392 was subsequently paid on August 10, 2007. During the second quarter, the Company paid a dividend of $.05 per share of outstanding Common Stock that was accrued at December 31, 2006. The aggregate amount of the dividend was $1,747,423. On July 12, 2007, the Company's Board of Directors declared a dividend of $.08 per share on its Common Stock. The dividend is payable on October 22, 2007 to stockholders of record as of September 27, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the six months ended June 30, 2007.

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

NATURE OF THE COMPANY'S BUSINESS

Factors affecting the sectors of the insurance industry in which the Company operates may subject the Company to significant fluctuations in operating results. These factors include competition, catastrophe losses and general economic conditions including interest rate changes, as well as legislative initiatives, the regulatory environment, the frequency of litigation, the size of judgments, severe weather conditions, the role of federal or state government in the insurance market, judicial or other authoritative interpretations of laws and policies, and the availability and cost of reinsurance. Specifically the homeowners' insurance market, which comprises the bulk of the Company's current operations, is influenced by many factors, including state and federal laws, market conditions for homeowners' insurance and residential plans. Additionally, an economic downturn could result in fewer home sales and less demand for new homeowners seeking insurance.

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

The Company believes that a substantial portion of its future growth will depend on its ability, among other things, to successfully implement its business strategy, including expanding the Company's product offering by underwriting and marketing additional insurance products and programs through its distribution network and further penetrating the Florida market by establishing relationships with additional independent agents in order to expand its distribution network and to further disperse its geographic risk. Any future growth is contingent on various factors, including the availability of adequate capital, the Company's ability to hire and train additional personnel, regulatory requirements, the competitive environment, and rating agency considerations. There is no assurance that the Company will be successful in expanding its business, that the existing infrastructure will be able to support additional expansion or that any new business will be profitable. Moreover, as the Company expands its insurance products and programs and the Company's mix of business changes, there can be no assurance that the Company will be able to maintain or improve its profit margins or other operating results. There can also be no assurance that the Company will be able to obtain the required regulatory approvals to offer additional insurance products. UPCIC also is required to maintain minimum surplus to support its underwriting program. The surplus requirement affects UPCIC's potential growth.

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. In addition, UPCIC protects itself against the risk of catastrophic loss by obtaining reinsurance coverage up to approximately the "150 year Probable Maximum Loss" ("PML") as of the beginning of hurricane season on June 1 of each year. UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. UPCIC's catastrophe reinsurance program currently covers three events. However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely obtain reinsurance. In addition, UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by the UPCIC's reinsurance program such as losses beyond approximately the 150 year PML which could have a material adverse effect on UPCIC's and the Company's business, financial condition and results of operations.


RELIANCE ON THIRD PARTIES AND REINSURERS

UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that currently transfer the risk of loss in excess of $45,000,000 for the first event and $9,300,000 for the second and third events up to approximately the 150 year PML as of the beginning of hurricane season on June 1 of each year. This amount may change in the future.

REINSURANCE

The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC's results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. A reinsurer's insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on the financial condition and profitability of UPCIC and the Company. In addition, while ceding premiums to reinsurers reduces UPCIC's risk of exposure in the event of catastrophic losses, it also reduces the UPCIC's potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of UPCIC's reinsurance is typical of a company of its size in the homeowners insurance industry.

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

The profitability and financial condition of UPCIC and the Company could be adversely affected to the extent that its liabilities are inadequate.

UPCIC is directly liable for loss and loss adjustment expenses ("LAE") payments under the terms of the insurance policies that it writes. In many cases, several years may elapse between the occurrence of an insured loss and UPCIC's payment of that loss. As required by insurance regulations and accounting rules, UPCIC reflects its liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

When a claim involving a probable loss is reported, UPCIC establishes a liability for the estimated amount of UPCIC's ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions.

All newly reported claims received are set up with an initial average liability. That claim is then evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim.

In  addition,  management  provides  for a liability  on an  aggregate  basis to provide for losses incurred but not reported ("IBNR"). UPCIC utilizes independent actuaries to help establish its liability for unpaid losses and LAE. UPCIC does not discount the liability for unpaid losses and LAE for financial statement purposes.

The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, UPCIC reviews historical data and considers various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Among the classes of insurance underwritten by UPCIC, the homeowners' liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to UPCIC and the final settlement than do homeowners' property claims. Liability claims often involve third parties filing suit and the ensuing litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time with the vast majority of these claims resulting in an adjustment without litigation.

There can be no assurance that UPCIC's liability for unpaid losses and LAE will be adequate to cover actual losses. If UPCIC's liability for unpaid losses and LAE proves to be inadequate, UPCIC will be required to increase the liability with a corresponding reduction in UPCIC's net income in the period in which the deficiency is identified. Future loss experience substantially in excess of established liability for unpaid losses and LAE could have a material adverse effect on UPCIC's and the Company's business, results of operations and financial condition.

GOVERNMENT REGULATION

Florida insurance companies are subject to regulation and supervision by the Florida Office of Insurance Regulation ("OIR"). The OIR has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents (through the Department of Financial Services); the standards of solvency to be met and maintained; the nature of, and limitations on, investments; approval of policy forms and rates; review of reinsurance contracts; periodic examination of the affairs of insurance companies; and the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors and actions by the OIR could adversely affect the Company.

In addition, the Florida legislature and the National Association of Insurance Commissioners from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. UPCIC cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC.

LEGISLATIVE INITIATIVES

The State of Florida operates Citizens Property Insurance Corporation ("Citizens") to provide insurance to Florida homeowners in high-risk areas and others without private insurance options. As of June 30, 2007, there were 1,308,431 Citizens policies in force. In May 2007, the State of Florida passed legislation that freezes property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permits private insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably.

DEPENDENCE ON KEY INDIVIDUALS

UPCIC's operations depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of the Company since its inception in November 1990. In addition, UPCIC's operations have become materially dependent on the efforts of Sean P. Downes, who serves as Chief Operating Officer of UPCIC. Mr. Downes has also served as Chief Operating Officer, Senior Vice President and Director of the Company since January 2005 and as a Director of UPCIC since May 2003. The loss of the services provided by Mr. Meier or Mr. Downes could have a material adverse effect on UPCIC's and the Company's financial condition and results of operations.

COMPETITION

The insurance industry is highly competitive and many companies currently write homeowners' property and casualty insurance. Additionally, the Company and its subsidiaries must compete with companies that have greater capital resources and longer operating histories. Increased competition from other private insurance companies as well as Citizens could adversely affect the Company's ability to do business profitably. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and high quality service to its agents and insureds.

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



                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company did not have any reportable legal proceedings during the six months ending June 30, 2007. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 14, 2007, the Company issued 250,000 shares of restricted common stock at a price of $3.70 per share to an employee in consideration for services rendered pursuant to the terms of an employee agreement. The shares will vest over a three year period. On May 1, 2007, the Company issued 22,143 shares of restricted common stock at a price of $1.87 per share, on a "cashless" basis, to James M. Lynch, CFO of the Company, pursuant to Mr. Lynch's exercise of stock options. Also on May 1, 2007, the Company issued 387,234 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Norman M. Meier, a director of the Company, pursuant to Mr. Meier's exercise of stock options. Also on May 1, 2007, the Company issued 77,447 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Joel Wilentz, a director of the Company, pursuant to Mr. Wilentz's exercise of stock options. Also on May 1, 2007, the Company issued 77,447 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Reed Slogoff, a director of the Company, pursuant to Mr. Slogoff's exercise of stock options. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on the OTC Bulletin Board or the AMEX and the shares were issued in private transactions pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 18, 2007 in Fort Lauderdale, Florida. The following proposals were adopted at the meeting.

Proposal       Election of two directors by holders of  Series M Preferred Stock
1A:
               Name                        For                   Withheld           Abstain           Broker Non-Vote
               ----                        ---                   --------           -------           ---------------

               Bradley I. Meier            88,690                  0                   0                     0

                                                                   0                   0                     0
               Norman M. Meier             88,690

Proposal       Election of four directors by holders of Common Stock, Series A Preferred Stock and Series M Preferred Stock,
1B:            voting together as a class

               Name                        For                  Withheld            Abstain          Broker Non-Vote
               ----                        ---                  --------            -------          ---------------

               Sean P. Downes              28,846,123           132,600                0                     0

               Reed J. Slogoff             28,953,153           25,600                 0                     0

               Joel M. Wilentz             28,953,153           25,600                 0                     0

               Ozzie A. Schindler          28,953,153           25,600                 0                     0

Proposal 2:    Amendment of the Company's certificate of incorporation to increase the number of authorized shares of
               Common Stock from 50,000,000 shares to 55,000,000 shares


               For                      Against                  Abstain                 Broker Non-Vote
               ---                      -------                  -------                 ---------------

               28,789,894               187,453                  1,406                                 0

Proposal 3:    Approval of the formulas used to calculate performance bonuses in each of the amended employment agreements of the Chief Executive Officer and the Chief Operating Officer of the Company

               For                         Against               Abstain                 Broker Non-Vote
               ---                         -------               -------                 ---------------

               23,008,722                  1,632,640             14,306                            0

Proposal 4:    Ratification of appointment of Blackman Kallick Bartelstein LLP as the Company's independent registered public accounting firm for the year ending December 31, 2007.

               For                         Against               Abstain                 Broker Non-Vote
               ---                         -------               -------                 ---------------

               28,954,803                  23,850                    100                           0

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

Exhibit No.     Exhibit
-----------     -------

3.1             Registrant's   Restated  Amended  and  Restated  Certificate  of
                Incorporation (1)

3.2 Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (2)

3.3 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (3)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (2)

3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)

3.6 Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (2)

3.7 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 filed herewith

3.8 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 filed herewith

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

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed on April 9, 2003

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended April 30, 1997 filed on August 13, 1997, as amended

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        UNIVERSAL INSURANCE HOLDINGS, INC.

Date:    August 13, 2007                /s/ Bradley I. Meier
                                        ----------------------------------------
                                        Bradley I. Meier, President and Chief
                                        Executive Officer


                                        /s/ James M. Lynch
                                        ----------------------------------------
                                        James M. Lynch, Chief Financial Officer