Form 10KSB/A
period 2006-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2007-08-24
CIK 891166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                               (Amendment No. 1)

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

Transitional Small Business Disclosure Format: YES ___ NO X

                                EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-KSB/A is an amendment to the Universal Insurance Holdings, Inc. Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The purpose of this Form 10-KSB/A is to amend the section entitled "Employment Agreements" in Part III, Item 10. Executive Compensation; the section entitled "Common Stock Owned By Management" in Item 11. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters; and Item 13. Exhibits. The changes to Part III, Item 10 consist of a description of the Company's employment agreement with James M. Lynch, the Company's Executive Vice President and Chief Financial Officer. The changes to
Part III, Item 11 consist of a reduction in the number shares of Common Stock beneficially owned by Bradley I. Meier, the Company's President and Chief Executive Officer as a result of the termination of proxies pursuant to which Mr. Meier had the right to vote shares held by Mr. Meier's sister and brother.
Part III, Item 13 has been revised to include Mr. Lynch's employment agreement as Exhibit 10.7 hereto and to include a reference to the Company's Amended and Restated Bylaws, which are incorporated by reference to the Company's Form 8-K filed on January 11, 2007. This Form 10-KSB/A does not update, modify, or amend any other disclosure to reflect developments since the original filing date or otherwise.


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

                                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The directors and executive officers of the Company as of December 31, 2006 are as follows:

Name                      Age     Position
----                      ---     --------

Bradley I. Meier          39      President, Chief Executive Officer and
                                  Director

Name                      Age     Position
----                      ---     --------

Norman M. Meier           68      Director, Secretary
Reed J. Slogoff           38      Director
Joel M. Wilentz, M.D.     73      Director
James M. Lynch            52      Executive Vice President and Chief Financial
                                  Officer
Sean P. Downes            37      Senior Vice President, Chief Operating Officer
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

        On October 11, 2006, the Company entered into an employment agreement (the "Lynch Agreement") with James M. Lynch, who has served as the Company's Executive Vice President and Chief Financial Officer since August 1998. Under the terms of the Lynch Agreement, Mr. Lynch will continue to serve in such capacity. Mr. Meier received a base salary of $300,000 in 2006, and he is entitled to a twenty percent (20%) increase in base salary each year.
Additionally, pursuant to the Lynch Agreement, Mr. Lynch is entitled to an annual performance bonus determined at the discretion of the Board of Directors of the Company; provided, however, that such bonus shall be no less than $50,000. Mr. Lynch is also eligible for other benefits customarily provided by the Company to its executive employees. The Lynch Agreement contains noncompete and nondisclosure provisions. If Mr. Lynch's employment is terminated (i) by the Company or a succeeding entity without Cause (as defined in the Lynch Agreement) or (ii) by Mr. Lynch for Good Reason (as defined in the Lynch Agreement) within one year following a Change in Control of the Company (as defined in the Lynch Agreement), then the Company shall pay Mr. Lynch an amount equal to the greater of Mr. Lynch's current base salary (x) through December 31, 2009 or (y) for period of twelve (12) months, and Mr. Lynch will also be entitled to receive payment for COBRA premiums. The Lynch Agreement expires on December 31, 2009.

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

(3)     See footnotes (1)-(2) above.

COMMON STOCK OWNED BY MANAGEMENT

        As  of  March  1,  2007,   directors  and  Named   Executive   Officers,
individually and as a group, beneficially owned Common Stock as follows:

Name and Address of             Amount and Nature of
Beneficial Owner (1)            Beneficial Ownership (2)       Percent of Class
--------------------            ------------------------       ----------------

Bradley I. Meier (3)                   22,497,335                    59.1%
Sean P. Downes (4)                      4,226,121                    11.1%
Norman M. Meier (5)                       504,246                     1.3%
Reed J. Slogoff (6)                       290,000                      .8%
Joel M. Wilentz (7)                       290,000                      .8%
James M. Lynch (8)                        290,807                      .8%
Ozzie A. Schindler (9)                     35,000                      .1%
Officers and directors                 28,800,400                    74.0%
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

(3) Includes (i) options to purchase an aggregate of 3,645,000 shares of Common Stock; (ii) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock; (iii) an aggregate of 331,761 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants and conversion of Series A and Series M Preferred Stock) beneficially owned by Belmer, of which Mr. Meier is a general partner; and (iv) the following shares of Common Stock which are subject to proxies granting voting power to Mr. Meier: (A) 333,792 shares owned shares owned by Phylis Meier, Mr. Meier's mother, (B) 504,246 shares owned by Norman Meier, Mr. Meier's father, (C) an additional 207,916 shares over which Mr. Meier has voting power, and (D) options to purchase an aggregate of 1,115,000 shares of Common Stock owned by Norman Meier, Mr. Meier's father, which are subject to a proxy granting voting power to Mr. Meier. Mr. Meier no longer holds a proxy to vote an aggregate of 666,891 shares held by Lynda Meier and Eric Meier, Mr. Meier's sister and brother, respectively.

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

   ITEM 13. EXHIBITS

   EXHIBITS

3.1     Registrant's  Restated Amended and Restated Certificate of Incorporation
        (1)

3.2     Registrant's Amended and Restated Bylaws (2)

3.3 Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (5)

3.4 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (3)

3.5     Certificate  of  Amendment  of  Amended  and  Restated   Certificate  of
        Incorporation dated October 19, 1998 (5)

3.6     Certificate  of  Amendment  of  Amended  and  Restated   Certificate  of
        Incorporation dated December 18, 2000 (5)

3.7 Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (5)

4.1     Form of Common Stock Certificate (1)

4.2     Form of Warrant Certificate (1)

4.3     Form of Warrant Agency Agreement (1)

4.4     Form of Underwriter Warrant (1)

4.5     Affiliate Warrant (1)

4.6 Form of Warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share issued to Steven Guarino dated as of April 24, 1997. (Substantially similar in form to two additional warrants to purchase 100,000 shares of Common Stock issued to Mr. Guarino dated as of April 24, 1997, with exercise prices of $2.75 and $3.50 per share, respectively) (3)

10.1    Registrant's 1992 Stock Option Plan (1)

10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)

10.5 Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997 (3)

10.6 Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier (3)

10.7 Employment Agreement dated as of October 11, 2006 between Universal Insurance Holdings, Inc. and James M. Lynch filed herewith

11.1    Statement Regarding Computation of Per Share Income

14.1    Code of Business Conduct and Ethics

16.1 Letter on change in certifying accountants from Millward & Co. CPA's dated February 12, 1999, and as amended February 26, 1999 (5)

16.2 Letter on change in certifying accountants from Deloitte & Touche LLP dated October 7, 2002(6)

16.3 Letter on change in certifying accountants from Deloitte & Touche LLP dated March 27, 2003(7)

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


(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2007

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 13, 1997, as amended

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K and Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 1999 and February 26, 1999, respectively

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 9, 2003

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2002

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2003

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

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, hereunto duly authorized.


                       UNIVERSAL INSURANCE HOLDINGS, INC.


Dated: August 24, 2007         By:  /s/ Bradley I. Meier
                                    ----------------------------------------
                                    Bradley I. Meier, President and Chief
                                    Executive Officer

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