Form 10QSB
period 2007-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2007-11-14
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2007

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 38,662,729 shares of common stock as of November 14, 2007 (including 2.9 million shares held in trust).

            Transitional Small Business Disclosure Format Yes __ No X

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES as of September 30, 2007 and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for each of the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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



/s/ Blackman Kallick Bartelstein, LLP



Chicago, Illinois

November 14, 2007

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                         $ 284,763,534
Real estate, net                                                      3,186,526
Prepaid reinsurance premiums                                        176,753,961
Reinsurance recoverables and other reinsurance receivable           116,051,656
Premiums and other receivables, net                                  25,859,211
Property and equipment, net                                             578,728
Deferred income taxes                                                12,583,944
Other assets                                                                357
                                                                 ---------------
Total assets                                                      $ 619,777,917
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unpaid losses and loss adjustment expenses                        $  53,356,520
Unearned premiums                                                   263,404,817
Deferred ceding commission, net                                       1,506,066
Accounts payable                                                      9,460,883
Reinsurance payable                                                 146,376,934
Federal and state income taxes payable                               26,770,230
Dividends payable                                                     2,861,018
Other accrued expenses                                               16,602,305
Other liabilities                                                    10,812,529
Loans payable                                                             5,852
Long-term debt                                                       25,000,000
                                                                 ---------------
Total liabilities                                                    556,157,154
                                                                 ===============
STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value,
   1,000,000 shares authorized, 138,640 shares issued and
   outstanding, minimum liquidation preference of
   $1,419,700                                                             1,387
Common stock, $.01 par value, 55,000,000 shares authorized,
   39,057,103 shares issued and 35,762,729 shares
   outstanding                                                          390,572
Common stock in treasury, at cost - 394,374 shares                     (974,746)
Common stock held in trust, at cost - 2,900,000 shares               (2,349,000)
Additional paid-in capital                                           22,837,565
Retained earnings                                                    43,714,985
                                                                 ---------------
Total stockholders' equity                                           63,620,763
                                                                 ---------------
Total liabilities and stockholders' equity                       $  619,777,917
                                                                 ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Nine Months Ended                        Three Months Ended
                                             September 30,        September 30,        September 30,        September 30,
                                             -------------        -------------        -------------        -------------
                                                  2007                 2006                 2007                 2006
                                                  ----                 ----                 ----                 ----
PREMIUMS EARNED AND OTHER REVENUES:
   Direct premiums written                  $  381,318,190      $   230,431,095       $  118,754,920      $   116,427,419
   Ceded premiums written                     (271,847,589)        (148,517,735)         (86,699,581)         (70,571,961)
                                            --------------      ---------------       --------------      ---------------
   Net premiums written                        109,470,601           81,913,360           32,055,339           45,855,458
   Decrease (increase) in net unearned
      premiums                                   9,492,236          (54,805,591)           4,264,123          (29,726,155)
                                            --------------      ---------------       --------------      ---------------
   Premiums earned, net                        118,962,837           27,107,769           36,319,462           16,129,303
   Net investment income                         8,241,833            2,047,374            2,766,754            1,078,191
   Commission revenue                           15,879,099            4,525,861            6,105,510            1,995,396
   Other revenue                                   618,546              303,307              508,313              101,978
                                            --------------      ---------------       --------------      ---------------
        Total premiums earned and other        143,702,315           33,984,311           45,700,039           19,304,868
        revenues                            --------------      ---------------       --------------      ---------------

OPERATING COSTS AND EXPENSES
   Losses and loss adjustment expenses          37,939,183           12,795,083           13,072,906            6,846,600
   General and administrative expenses          34,227,989            8,735,407           12,923,516            6,667,895
                                            --------------      ---------------       --------------      ---------------
        Total operating costs and               72,167,172           21,530,490           25,996,422           13,514,495
        expenses                            --------------      ---------------       --------------      ---------------

INCOME BEFORE INCOME TAXES                      71,535,143           12,453,821           19,703,617            5,790,373
                                            --------------      ---------------       --------------      ---------------

       Income taxes, current                    31,708,367            7,479,177            8,602,743            4,863,244
       Income taxes, deferred                   (3,912,189)          (4,075,283)          (2,709,828)          (2,836,613)
                                            --------------      ---------------       --------------      ---------------
       Income taxes, net                        27,796,178            3,403,894            5,892,915            2,026,631
                                            --------------      ---------------       --------------      ---------------
NET INCOME                                  $   43,738,965      $     9,049,927       $   13,810,702      $     3,763,742
                                            ==============      ===============       ==============      ===============
INCOME  PER COMMON SHARE:
   Basic                                    $         1.23      $          0.26       $         0.39      $          0.11
                                            ==============      ===============       ==============      ===============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                           35,528,000           34,409,000           35,763,000           34,891,000
                                            ==============      ===============       ==============      ===============
INCOME  PER COMMON SHARE:
   Diluted                                  $         1.06      $          0.24       $         0.33      $          0.10
                                            ==============      ===============       ==============      ===============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                         41,250,000           37,170,000           41,550,000           38,194,000
                                            ==============      ===============       ==============      ===============
CASH DIVIDEND DECLARED PER
  COMMON SHARE                              $         0.15      $          0.13       $         0.08      $          0.05
                                            ==============      ===============       ==============      ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                                      UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                                   Nine Months Ended         Nine Months Ended
                                                                  September 30, 2007        September 30, 2006
                                                                  ------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $      43,738,965       $       9,061,431
   Minority interest                                                            -                   (11,504)
                                                                  -----------------       ------------------

Net income                                                               43,738,965               9,049,927
Adjustments to reconcile net income to cash provided by
operations:
   Allowance for doubful accounts                                           (40,921)                    -
   Amortization and depreciation                                            253,979                 268,859
   Loss on disposal of assets                                                27,630                  15,122
   Issuance of common stock as compensation                               1,871,453               1,102,014
   Deferred taxes                                                        (3,912,188)             (4,075,283)
   Tax benefit on exercise of stock options                              (1,143,325)                    -

Net change in assets and liabilities relating to operating
activities:
   Reinsurance recoverables and other reinsurance receivable            (40,496,927)              8,329,620
   Prepaid reinsurance premiums                                         (42,550,787)            (60,605,751)
   Premiums and other receivables                                        (1,523,637)            (24,116,086)
   Deferred acquisition costs, net                                        2,106,116              (1,017,567)
   Other assets                                                              17,368                 132,972
   Reinsurance payable                                                   43,519,855              68,154,665
   Deferred ceding commission, net                                        1,506,066              (1,043,544)
   Other liabilities                                                      6,283,429               3,681,337
   Accounts payable                                                       6,734,834                (585,072)
   Taxes payable                                                         13,215,182               7,006,677
   Other accrued expenses                                                 1,316,477               5,296,595
   Unpaid losses and loss adjustment expenses                             3,792,006             (27,725,779)
   Unearned premiums                                                     33,058,551             115,411,337
                                                                  -----------------       ------------------
Net cash provided by operating activities                                67,774,126              99,280,043
                                                                  -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (155,375)                (45,173)
   Building improvements                                                    (19,513)                (97,875)
                                                                  -----------------       ------------------
Net cash used in investing activities                                      (174,888)               (143,048)
                                                                  -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividend                                                 (37,462)                (37,462)
   Issuance of common stock                                                 835,500                  45,249
   Acquisition of treasury stock                                           (872,926)                    -
   Tax benefit on exercise of stock options                               1,143,325                     -
   Common stock dividend paid                                            (4,418,746)             (3,007,135)
   Repayments of loans payable                                          (12,375,692)               (461,296)
   Minority interest                                                            -                    15,504
                                                                  -----------------       ------------------
Net cash used in financing activities                                   (15,726,001)             (3,445,140)
                                                                  -----------------       ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                51,873,237              95,691,855
CASH AND CASH EQUIVALENTS, Beginning of period                          232,890,297              48,038,736
                                                                  -----------------       ------------------
CASH AND CASH EQUIVALENTS, End of period                          $     284,763,534       $     143,730,591
Non-cash items                                                    =================       ==================
          Declared dividends payable                              $       2,861,018       $       1,747,423
                                                                  =================       ==================

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly owned property and casualty insurance subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), and other wholly owned subsidiaries including Atlas Florida Financial Corporation (parent of Atlas Premium Finance Company), Atlas Premium Finance Company, and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation.

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

The condensed consolidated balance sheet of the Company as of September 30, 2007, the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2007 and 2006 and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006 are unaudited. There were no items comprising comprehensive income for the nine months ended September 30, 2007 and 2006. Accordingly, consolidated statements of comprehensive income are not presented. The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, except for the adoption of a new accounting pronouncement as noted below.

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

Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company analyzed its tax positions in accordance with this interpretation and determined that it did not result in a reserve for uncertain tax positions as of September 30, 2007. Therefore, no cumulative effect of a change in accounting principle or adjustment to a liability for unrecognized tax benefits was recognized as a result of adoption of FIN 48. As of January 1, 2007, the Company had zero unrecognized tax benefits. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

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

Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term. At September 30, 2007, UPCIC had direct unearned premiums totaling $263,404,817 and in-force premiums of approximately $526,000,000.

Premiums earned are included in earnings on a pro-rata basis over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. Deferred policy acquisition costs are reviewed to determine if they are recoverable from unearned premiums, and if not, are charged to expense. For the nine-month periods ended September 30, 2007 and September 30, 2006, respectively, no amounts of deferred policy acquisition costs were charged to expense as a result of the recoverability testing. As of September 30, 2007, deferred ceding commissions exceeded deferred policy acquisition costs and were recorded as a net liability in the amount of $1,506,066.

An allowance for doubtful accounts is established when it becomes evident that collection is doubtful, typically after 90 days past due. As of September 30, 2007, UPCIC had recorded an allowance for doubtful accounts in the amount of $568,057.

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

Management continues to take action to strengthen UPCIC's financial condition. On the Company's Homeowner's program ("HO"), premium rate increases averaging 10.1% and 13.2% statewide were approved by the Florida Office of Insurance Regulation ("OIR") and implemented with effective dates in May 2006 and October 2006, respectively. On the Company's Dwelling Fire program ("DP"), premium rate increases averaging 11.2% and 30.6% statewide were also approved by the OIR and implemented with effective dates in May 2006 and September 2006, respectively. Further, a rate decrease averaging 11.1% statewide (HO) and 3.2% statewide (DP) reflecting anticipated reinsurance savings was approved by the OIR and implemented in UPCIC's rates on June 1, 2007. Additionally, in September 2007, the Company applied to the OIR for a rate decrease of 0.60% statewide (HO) and a rate increase of 14.09% statewide (DP), with effective dates in UPCIC's rates in January 2008 for new business and February 2008 for renewal business for both the HO and DP programs. Both rate changes are subject to approval by the OIR.

UPCIC uses proprietary systems for policy issuance and administration. This has enhanced UPCIC's operating results through its ability to improve and better control underwriting and loss adjusting activities. In addition, UPCIC monitors the geographic and coverage mix of the property insurance it writes, which is a key determinant in the amount and pricing of reinsurance procured by UPCIC. Management believes these processes, and results attributable to them, will continue to allow UPCIC to operate profitably. However, there can be no assurance of the ultimate success of the Company's plans, or that the Company will be able to maintain profitability.

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

In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in the cost of catastrophe reinsurance coverage commencing with the June 1, 2006 renewal which the Company had planned and factored into its policy pricing. Effective June 1, 2006, UPCIC reduced the rate of cession on its quota share reinsurance. Quota share reinsurance is used primarily to increase UPCIC's underwriting capacity and to reduce exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of this reduction of UPCIC's quota share reinsurance from 80% to 50%, UPCIC has retained and earned more premiums UPCIC writes, but has also retained more related losses. UPCIC's increased exposure to potential losses could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company. During 2006 and the nine months ended September 30, 2007, UPCIC did not experience any catastrophic events.

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

Effective June 1, 2007 through May 31, 2008, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $576,000,000 in excess of $100,000,000 covering certain loss occurrences including hurricanes. The contract contains a provision for one reinstatement in the event coverage is exhausted; additional premium is calculated pro rata as to amount and 100% as to time. Effective June 1, 2007 through May 31, 2008, UPCIC purchased a reinstatement premium protection contract which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $426,000,000 in excess of $100,000,000. Effective June 1, 2007, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC's net retention through three catastrophe events including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund ("FHCF"). The approximate coverage is estimated to be for 90% of $1,065,387,373 in excess of $208,693,813. Also at June 1, 2007, the FHCF made available, and UPCIC obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program, such as UPCIC. This particular layer of coverage is $10,000,000 in excess of $18,600,000. UPCIC also purchased Florida Hurricane Catastrophe Fund Recovery Shortfall Reinsurance in the event FHCF cannot fulfill its payment obligations for the 2007-2008 Hurricane Season.

The total cost of UPCIC's underlying catastrophe private reinsurance program effective June 1, 2007 through May 31, 2008 is $113,178,000 of which UPCIC's cost is 50%, or $56,589,000, and the quota share reinsurers' cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above which amounts to $14,213,402 of cost. The cost of subsequent event catastrophe reinsurance is $11,184,125. The estimated premium UPCIC plans to cede to the FHCF for the 2007 hurricane season is $42,853,590 of which UPCIC's cost is 50%, or $21,426,795, and the quota share reinsurers' cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program offered by the FHCF, the premium for which is $5,000,000 of which UPCIC's cost is 50%, or $2,500,000, and the quota share reinsurers' cost is the remaining 50%. The total cost of UPCIC's Florida Hurricane Catastrophe Fund Recovery Shortfall Reinsurance is $7,715,520, of which UPCIC's cost is 50%, or $3,857,760.

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

The reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

            Nine Months Ended                                        Nine Months Ended
            September 30, 2007                                      September 30, 2006
        ---------------------------------------------     --------------------------------------------
         Premiums         Premiums      Loss and Loss       Premiums      Premiums       Loss and Loss
          Written          Earned        Adjustment          Written       Earned         Adjustment
         --------        ----------       Expenses         ---------     ---------         Expenses
                                        ------------                                     -------------
Direct   $381,318,190   $348,259,639    $73,524,183       $230,431,095   $115,019,758     $45,100,609
Ceded    (271,847,589)  (229,296,802)   (35,585,000)      (148,517,735)   (87,911,989)    (32,305,526)
         -------------  -------------   ------------      -------------   ------------    ------------
Net      $109,470,601   $118,962,837    $37,939,183        $81,913,360    $27,107,769     $12,795,083
         ============   ============    ===========       ============   ============     ===========

            Three Months Ended                                       Three Months Ended
            September 30, 2007                                       September 30, 2006
        ---------------------------------------------     --------------------------------------------
         Premiums       Premiums      Loss and Loss        Premiums       Premiums       Loss and Loss
          Written        Earned        Adjustment           Written        Earned         Adjustment
         ---------     ---------        Expenses           --------       --------         Expenses
                                                                                         -------------
Direct   $118,754,920   $127,235,717    $24,824,144       $116,427,419   $55,698,634      $15,995,128
Ceded    (86,699,581)    (90,916,255)   (11,751,238)       (70,571,961)  (39,569,331)      (9,148,528)
         -------------  -------------   ------------      -------------   ------------    ------------
Net      $32,055,339     $36,319,462    $13,072,906        $45,855,458   $16,129,303       $6,846,600
         ============   ============    ===========       ============   ============     ===========

OTHER AMOUNTS:

                                                                               September 30, 2007
                                                                               -------------------
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses     $48,260,230
Other reinsurance receivable                                                        67,791,426
                                                                                  ------------
Reinsurance recoverables and other reinsurance receivable                         $116,051,656
                                                                                  ============


UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at September 30, 2007. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that ceding risks to reinsurers whom it considers to be financially sound combined with the distribution of reinsurance contracts to an array of reinsurers adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

UPCIC may also be subject to assessments by Citizens Property Insurance Corporation ("Citizens"), the state-run insurer of last resort, and the FHCF as a result of operating deficiencies related to windstorm catastrophes. In addition, the Company is subject to assessments by the Florida Insurance Guaranty Association ("FIGA"). FIGA services pending claims by or against Florida policyholders of member insurance companies which become insolvent and are ordered liquidated. FIGA's membership is composed of all Florida licensed direct writers of property or casualty insurance. Under current regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

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

During its meeting on October 11, 2007, the Board of Directors of FIGA again determined the need for an assessment upon its member companies, which the OIR approved on October 29, 2007. The Board decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2006. UPCIC's participation in this assessment totaled $7,435,090. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the quarter ended September 30, 2007 and will implement the recoupment in connection with this assessment in 2008, making this, ultimately, a revenue-neutral event.

NOTE 4 -- EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the nine-month and three-month periods ended September 30, 2007 and September 30, 2006, respectively, follows:

                                                                   Nine Months Ended
                                                                   -----------------
                                                         September 30,       September 30,
                                                         -------------       -------------
                                                             2007               2006
                                                             ----               ----
Number of shares used in calculating basic EPS            35,528,000         34,409,000
Effect of assumed conversion of common stock equivalents   5,722,000          2,761,000
                                                          ----------         ----------
Number of shares used in calculating diluted EPS          41,250,000         37,170,000

                                                                Three Months Ended
                                                                ------------------
                                                         September 30,       September 30,
                                                         -------------       -------------
                                                            2007                2006
                                                            ----                ----
Number of shares used in calculating basic EPS            35,763,000         34,891,000
Effect of assumed conversion of common stock equivalents   5,787,000          3,303,000
                                                          ----------         ----------
Number of shares used in calculating diluted EPS          41,550,000         38,194,000


NOTE 5 -- STOCK-BASED COMPENSATION PLANS AND WARRANTS

Effective January, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payments," and began recognizing compensation expense in its Consolidated Statements of Operations for its stock option grants based on the fair value of the awards. Prior to January 1, 2006 the Company elected to apply Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options granted to employees and directors, and SFAS No. 123 Accounting for Stock-Based Compensation, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equal the market price of underlying stock on the date of the grant, no compensation expense was recognized. The Company expensed the fair value (determined as of the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company's income before income taxes and net income for the nine months ended September 30, 2007 are $1,660,493 and $996,296 lower, respectively, and for the three months ended September 30, 2007 are $980,582 and $588,350 lower, respectively, than if it had continued to account for share-based compensation under APB 25. In addition, during the nine months ended September 30, 2007, the Company issued common stock valued at $925,000 as compensation. This expense is being recognized over a three-year vesting period which commenced March 14, 2007.

At September  30, 2007,  there were options  outstanding  to purchase  7,105,000 shares of common stock with an intrinsic value of $34,253,700, a weighted average remaining contract term of 3.47 years and a weighted exercise price of $2.32. Of the total options outstanding, options to purchase 3,780,000 shares of common stock are currently exerciseable with an intrinsic value of $22,605,700, a weighted average remaining contract term of 3.46 years, and a weighted average exercise price of $1.16. Options to purchase 2,010,000 shares of common stock were granted during the nine months ended September 30, 2007 at a weighted average exercise price of $5.89. Options to purchase 750,000 shares of common stock were exercised during the nine months ended September 30, 2007. On July 12, 2007, the Company granted options to purchase an aggregate of 1,575,000 shares of common stock to the Company's directors and executive officers. All of the options granted on July 12, 2007 vest on July 12, 2008, have an exercise price of $6.50 per share, and expire on July 12, 2012. The options granted to Bradley I. Meier, the Company's President and Chief Executive Officer, and to Sean P. Downes, the Company's Chief Operating Officer and Senior Vice President, are only exercisable on such date or dates as the fair market value (as defined in their respective option agreements) of the Company's common stock is and has been at least one hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

At September 30, 2007, there were warrants outstanding and currently exercisable to purchase 850,000 shares of common stock with an intrinsic value of $5,458,500, a weighted average remaining contract term of 2.74 years and a weighted average exercise price of $0.72. There were no warrants exercised during the nine months ended September 30, 2007.

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

The fair value of options granted in 2007 was estimated assuming the following: weighted average expected life of 2.45 years, dividend yield of 4.0 percent, risk-free interest rate of 4.86 percent, and expected volatility of 70.0 percent. In accordance with SFAS 123(R), fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair value of options granted prior to adoption of SFAS 123(R) was estimated assuming the following: weighted average expected life of five years, dividend yield of 0.0 percent, risk-free interest rate of 6.5 percent, and expected volatility of 154.5 percent and 126.3 percent for grants issued in 2004 and 2002, respectively.

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

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida, performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the nine months ended September 30, 2007 and 2006, the Company expensed claims adjusting fees of $615,237 and $630,429, respectively, to Downes and Associates.

In September 2006, the Company initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. ("Sterling"), from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling's book value. The Company is in the process of seeking approval of the acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company.

NOTE 7 -- STOCK ISSUANCES

On March 14, 2007, the Company issued 250,000 shares of restricted common stock at a price of $3.70 per share to an employee in consideration for services rendered pursuant to the terms of an employee agreement. The shares will vest over a three year period. On May 1, 2007, the Company issued 22,143 shares of restricted common stock at a price of $1.87 per share, on a "cashless" basis, to James M. Lynch, CFO of the Company, pursuant to Mr. Lynch's exercise of stock options. Also on May 1, 2007, the Company issued 387,234 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Norman M. Meier, a director of the Company, pursuant to Mr. Meier's exercise of stock options. Also on May 1, 2007, the Company issued 77,447 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Joel Wilentz, a director of the Company, pursuant to Mr. Wilentz's exercise of stock options. Also on May 1, 2007, the Company issued 77,447 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Reed Slogoff, a director of the Company, pursuant to Mr. Slogoff's exercise of stock options. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on the OTC Bulletin Board or the American Stock Exchange ("AMEX") and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

NOTE 8 -- PROVISION FOR INCOME TAX EXPENSE

A provision for income tax expense of $27,796,178 was recorded for the nine months ended September 30, 2007 as a result of current profitable operations. A provision for income tax expense of $3,403,894 was recorded for the nine months ended September 30, 2006 due to operating loss carry-forwards that existed at that time.

NOTE 9 - SUBSEQUENT EVENTS

On October 4, 2007, the Company's Board of Directors declared a dividend of $.09 per share on its common stock. The dividend is payable on April 8, 2008 to stockholders of record as of March 10, 2008.

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

UPCIC is in the process of preparing Certificate of Authority (COA) applications to write homeowners insurance policies in five additional states. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. UPCIC has notified the Florida OIR that it intends to file COA applications in the additional states. In addition, UPCIC is in the process of preparing an application to become a National Flood Insurance Program (NFIP) servicing agent.

FINANCIAL CONDITION

Cash and cash equivalents at September 30, 2007 aggregated $284,763,534. The source of liquidity for possible claims payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

The Company believes that premiums will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At September 30, 2007, the Company's investments were comprised of $246,764,765 in cash and overnight repurchase agreements, $37,998,769 in a money market account, and $3,186,526 in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office.

As of September 30, 2007, UPCIC was servicing approximately 365,000 homeowners' and dwelling fire insurance policies and in-force premiums of approximately $526,000,000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Net income increased 383.3% to $43,738,965 for the nine-month period ended September 30, 2007 from $9,049,927 for the nine-month period ended September 30, 2006. On October 11, 2007, the Board of Directors of the Florida Insurance Guaranty Association ("FIGA") determined the need for an assessment upon member companies of 2.0% of the Florida net direct premiums for the calendar year 2006. UPCIC's participation in this assessment totaled $7,435,090, which reduced net income by $4,567,004. Excluding the FIGA assessment, the Company's net income was $48,305,969 for the nine-month period, while earnings per diluted share were $1.17 for the period versus $0.24 in the same period last year. The reconciliation of Non-GAAP Measures to GAAP, as required by SEC Regulation G, is set forth below in the section titled "Reconciliation of Non-GAAP Measures to GAAP."

Gross premiums written increased 65.5% to $381,318,190 for the nine-month period ended September 30, 2007 from $230,431,095 for the nine-month period ended September 30, 2006. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases. The increase in new business is attributable to improving relationships with existing agents, an increase in new agents due to increased marketing efforts to agents, a new web-based policy administration platform and the disruption in the marketplace as a result of the windstorm catastrophes in 2004 and 2005.

Net premiums earned increased 338.9% to $118,962,837 for the nine-month period ended September 30, 2007 from $27,107,769 for the nine-month period ended September 30, 2006. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program as described in Note 3 - Reinsurance.

Investment income increased 302.6% to $8,241,833 for the nine-month period ended September 30, 2007 from $2,047,374 for the nine-month period ended September 30, 2006. The increase is primarily due to higher investment balances and a higher interest rate environment during the nine-month period ended September 30, 2007.

Commission revenue increased 250.9% to $15,879,099 for nine-month period ended September 30, 2007 from $4,525,861 for the nine-month period ended September 30, 2006. Commission revenue is comprised principally of the managing general agent's policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in managing general agent's policy fee income and a greater amount of reinsurance commission sharing.

Other revenue increased 103.9% to $618,546 for the nine-month period ended September 30, 2007 from $303,307 for the nine-month period ended September 30, 2006. The increase is primarily due to fees earned on new payment plans offered to policyholders.

Net losses and LAE incurred increased 196.5% to $37,939,183 for the nine-month period ended September 30, 2007 from $12,795,083 for the nine-month period ended September 30, 2006. Losses and LAE incurred increased as a result of increased premium volume and changes in UPCIC's reinsurance program. The Company's net loss ratio for the nine-month period ended September 30, 2007 was 31.9% compared to 47.2% for the nine-month period ended September 30, 2006. Losses and LAE are influenced by loss severity and frequency. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During 2006 and the nine months ended September 30, 2007, UPCIC did not experience any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

General and administrative expenses increased 294.3% to $34,227,989 for the nine-month period ended September 30, 2007 from $8,735,407 for the nine-month period ended September 30, 2006. The increase in general and administrative expenses was due to several factors. Commission expense increased by approximately $19,700,000 due to the increase in direct written premium. The increase in commission expense was offset by an increase in ceding commissions of approximately $24,200,000 due to an increase in ceded written premium and a higher commission rate. Ceded written premium increased due to the increase in direct written premium as well as changes in UPCIC's reinsurance program. Compensation expense increased approximately $8,200,000 as the Company hired additional staff and increased incentive compensation in order to retain existing staff to support the substantial growth of the Company. Inspection expense increased approximately $500,000 due to the increase in the number of policies underwritten. Insurance expense increased approximately $3,400,000 due to the purchase of a catastrophe risk-linked transaction product that protects the Company from catastrophic losses. There was an increase in expenses of approximately $3,100,000 for the change in deferred policy acquisition costs, net of deferred ceding commissions, which relates to an increase in direct and ceded unearned premiums as well as changes in UPCIC's reinsurance program. Premium taxes increased nearly $2,200,000 as a result of the increase in direct written premium. Expenses related to assessments increased approximately $6,100,000 due to the 2007 FIGA assessment of approximately $7,400,000 and recoupment of other assessments. Interest expense increased approximately $1,200,000 due to outstanding debt balances on the Florida State Board of Administration surplus note and Benfield Greig (Holdings), Inc. secured promissory note described in the "Liquidity and Capital Resources" section below. Other general and administrative expenses increased approximately $5,300,000 primarily due to increases in premium volume.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Net income increased 266.9% to $13,810,702 for the three-month period ended September 30, 2007 from $3,763,742 for the three-month period ended September 30, 2006. On October 11, 2007, the Board of Directors of FIGA determined the need for an assessment upon member companies of 2.0% of the Florida net direct premiums for the calendar year 2006. UPCIC's participation in this assessment totaled $7,435,090, which reduced net income by $4,567,004. Excluding the FIGA assessment, the Company's net income was $18,377,706 for the three-month period, while earnings per diluted share were $0.44 for the period versus $0.10 in the same period last year. The reconciliation of Non-GAAP Measures to GAAP, as required by SEC Regulation G, is set forth below in the section titled "Reconciliation of Non-GAAP Measures to GAAP."

Gross premiums written increased 2.0% to $118,754,920 for the three-month period ended September 30, 2007 from $116,427,419 for the three-month period ended September 30, 2006. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases. The increase in new business is attributable to improving relationships with existing agents, an increase in new agents due to increased marketing efforts to agents, a new web-based policy administration platform and the disruption in the marketplace as a result of the windstorm catastrophes in 2004 and 2005.

Net premiums earned increased 125.2% to $36,319,462 for the three-month period ended September 30, 2007 from $16,129,303 for the three-month period ended September 30, 2006. The increase is due to an increase in new business, premium rate increases and changes in the reinsurance program as described in Note 3 - Reinsurance.

Investment income increased 156.6% to $2,766,754 for the three-month period ended September 30, 2007 from $1,078,191 for the three-month period ended September 30, 2006. The increase is primarily due to higher investment balances and a higher interest rate environment during the three-month period ended September 30, 2007.

Commission revenue increased 206.0% to $6,105,510 for three-month period ended September 30, 2007 from $1,995,396 for the three-month period ended September 30, 2006. Commission revenue is comprised principally of the managing general agent's policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to greater reinsurance commission sharing and to an increase in managing general agent's policy fee income.

Other revenue increased 398.5% to $508,313 for the three-month period ended September 30, 2007 from $101,978 for the three-month period ended September 30, 2006. The increase is primarily due to fees earned on new payment plans offered to policyholders.

Net losses and LAE incurred increased 90.9% to $13,072,906 for the three-month period ended September 30, 2007 from $6,846,600 for the three-month period ended September 30, 2006. Losses and LAE incurred increased as a result of increased premium volume and changes in UPCIC's reinsurance program. The Company's net loss ratio for the three-month period ended September 30, 2007 was 36.0% compared to 42.4% for the three-month period ended September 30, 2006. Losses and LAE are influenced by loss severity and frequency. Losses and LAE, the Company's most significant expenses, represent actual payments made net of reinsurance and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the three-month periods ended September 30, 2007 and September 30, 2006, respectively, UPCIC did not experience any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses.

General and administrative expenses increased 93.8% to $12,923,516 for the three-month period ended September 30, 2007 from $6,667,895 for the three-month period ended September 30, 2006. The increase in general and administrative expenses was due to several factors. Commission expense increased by approximately $300,000 due to the increase in direct written premium. Compensation expense increased nearly $2,700,000 as the Company hired additional staff and increased incentive compensation in order to retain existing staff to support the substantial growth of the Company. There was a decrease in expenses of approximately $2,500,000 for the change in deferred policy acquisition costs, net of deferred ceding commissions, which relates to an increase in direct and ceded unearned premiums as well as changes in UPCIC's reinsurance program. Expenses related to assessments increased approximately $7,900,000 primarily as a result of the 2007 FIGA assessment.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company's primary sources of cash flow are the receipt of premiums, commissions, policy fees, investment income, reinsurance recoverables and short-term loans.

For the nine-month period ended September 30, 2007, cash flows provided by operating activities were $67,774,126. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists entirely of cash, overnight repurchase agreements and a money market account.

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

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration under Florida's Insurance Capital Build-Up Incentive Program. Under the program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the State Board of Administration matched UPCIC's funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $92.0 million. The $25.0 million is invested in a treasury money market account.

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

An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note. As of September 30, 2007, the Company is in compliance with each of the aforementioned loan covenants except for the Minimum Writing Ratio.

If UPCIC fails to increase its writing ratio for two consecutive quarters prior to June 1, 2007, fails to obtain the 2:1 Minimum Writing Ratio by June 1, 2007, or drops below the 2:1 Minimum Writing Ratio once it is obtained for two consecutive quarters, the interest rate on the surplus note will increase during such deficiency by 25 basis points if the resulting writing ratio is between 1.5:1 and 2:1 and the interest rate will increase by 450 basis points if the writing ratio is below 1.5:1. If the writing ratio remains below 1.5:1 for three consecutive quarters after June 1, 2007, UPCIC must repay a portion of the surplus note so that the Minimum Writing Ratio will be obtained for the following quarter. For the six-month period ended June 30, 2007, the Company's net written premium to surplus ratio, as defined under the terms of the surplus note agreement, was 1.83:1. For the nine-month period ended September 30, 2007, the Company's net written premium to surplus ratio, as defined under the terms of the surplus note agreement, was 1.55:1.

To meet its matching obligation under the Insurance Capital Build-Up Incentive Program, on November 3, 2006, the Company entered into a Secured Promissory Note with Benfield Greig (Holdings), Inc. in the aggregate principal amount of $12 million. Interest on the note accrued at the rate of 12.75% per annum. The outstanding principal was due in six monthly installments of $1.5 million and a final seventh monthly installment of the remaining balance plus all accrued interest under the terms of the note starting on January 31, 2007 and ending on July 31, 2007. In connection with the loan, the Company and its subsidiaries appointed Benfield Inc. as their reinsurance intermediary for all of their reinsurance placements for the contract year beginning on June 1, 2007. The Company made all payments in a timely manner and paid the final installment on July 18, 2007. Under the terms of the Secured Promissory Note, Benfield Greig (Holdings), Inc. agreed to refund a portion of the interest paid on the note if the Company fulfilled all its material obligations under the related broker agreements. On July 27, 2007, the Company received a refund of interest from Benfield Greig (Holdings), Inc. in the amount of $280,500 that reduced the effective interest rate on the note to 8.25% per annum.

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

AVAILABLE CASH

The balance of cash and cash equivalents at September 30, 2007 is $284,763,534, most of which is available to pay claims. A portion of those paid losses would be recoverable through the Company's catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment.

Accounting principles generally accepted in the United States of America differ in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer's total liabilities or $4,000,000. UPCIC's statutory capital and surplus was $92,031,742 at September 30, 2007 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

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

CASH DIVIDENDS

On March 15, 2007, the Company's Board of Directors declared a dividend of $.07 per share on its outstanding common stock which was paid on August 10, 2007 to the shareholders of record of the Company at the close of business on July 20, 2007. During the second quarter, the Company paid a dividend of $.05 per share of outstanding common stock that was accrued at December 31, 2006. The aggregate amount of the dividend was $1,747,423. On July 12, 2007, the Company's Board of Directors declared a dividend of $.08 per share on its common stock. The aggregate amount of the dividend was $2,861,018 and was paid on October 22, 2007 to stockholders of record as of September 27, 2007. On October 4, 2007, the Company's Board of Directors declared a dividend of $.09 per share on its common stock. The dividend is payable on April 8, 2008 to stockholders of record as of March 10, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the nine months ended September 30, 2007.

RECONCILIATION OF NON-GAAP MEASURES TO GAAP

The following table shows the effect on net income and income  per  common share
for   the   nine-month   and  three-month  periods  ended  September  30,  2007,
respectively, of the aforementioned 2007 FIGA assessment.

                       UNIVERSAL INSURANCE HOLDINGS, INC.
           REGULATION G: RECONCILIATION OF NON-GAAP MEASURES TO GAAP

                                                       Nine Months Ended                                   Three Months Ended
                                            September 30,             September 30,             September 30,         September 30,
                                            -------------             -------------             -------------         -------------
                                                2007                      2006                      2007                  2006
                                                ----                      ----                      ----                  ----
Income before income taxes per GAAP      $   71,535,143           $   12,453,821            $     19,703,617         $  5,790,373
Plus:  2007 FIGA assessment (Non-GAAP)        7,435,090                      -                     7,435,090                  -
                                         --------------           --------------            ----------------         ------------
Income before income taxes and 2007
  FIGA assessment (Non-GAAP)                 78,970,233               12,453,821                  27,138,707            5,790,373

Income taxes on income before income
  taxes and 2007 FIGA assessment             30,664,264                3,403,894                   8,761,001            2,026,631
  (Non-GAAP)                             --------------           --------------            ----------------         ------------

Net income before 2007 FIGA
assessment, net of income
  taxes (Non-GAAP)                       $   48,305,969           $    9,049,927            $     18,377,706         $  3,763,742
                                         ==============           ==============            ================         ============
Income per Common Share - Basic:
-------------------------------
Net income before 2007 FIGA
  assessment, net of income
  taxes (Non-GAAP)                       $         1.36           $         0.26            $           0.52         $       0.11

Less: 2007 FIGA assessment after tax
  per share (Non-GAAP)                   $         0.13           $          -              $           0.13         $        -
                                         --------------           --------------            ----------------         ------------
Basic (GAAP)                             $         1.23           $         0.26            $           0.39         $       0.11
                                         ==============           ==============            ================         ============
Weighted Average Common Shares
  Outstanding - Basic                        35,528,000               34,409,000                  35,763,000           34,891,000

Income per Common Share - Diluted:
---------------------------------
Net income before 2007 FIGA
  assessment, net of income taxes
  (Non-GAAP)                             $         1.17           $         0.24            $           0.44         $       0.10

Less: 2007 FIGA assessment after tax
    per share (Non-GAAP)                 $         0.11           $          -              $           0.11         $        -
                                         --------------           --------------            ----------------         ------------
Diluted (GAAP)                           $         1.06           $         0.24            $           0.33         $       0.10
                                         ==============           ==============            ================         ============
Weighted Average Common Shares
  Outstanding - Diluted                      41,250,000               37,170,000                  41,550,000           38,194,000

FACTORS AFFECTING OPERATION RESULTS AND MARKET PRICE OF STOCK

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The words "expect," "estimate," "anticipate," "believe," "intend," "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those set forth in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those uncertainties discussed below as well as those discussed elsewhere in this report.

NATURE OF THE COMPANY'S BUSINESS

Factors affecting the sectors of the insurance industry in which the Company operates may subject the Company to significant fluctuations in operating results. These factors include competition, catastrophe losses and general economic conditions including interest rate changes, as well as legislative initiatives, the regulatory environment, the frequency of litigation, the size of judgments, severe weather conditions, climate changes or cycles, the role of federal or state government in the insurance market, judicial or other authoritative interpretations of laws and policies, and the availability and cost of reinsurance. Specifically, the homeowners' insurance market, which comprises the bulk of the Company's current operations, is influenced by many factors, including state and federal laws, market conditions for homeowners' insurance and residential plans. Additionally, an economic downturn could result in fewer home sales and less demand for new homeowners seeking insurance.

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

The Company believes that a substantial portion of its future growth will depend on its ability, among other things, to successfully implement its business strategy, including expanding the Company's product offering by underwriting and marketing additional insurance products and programs through its distribution network, further penetrating the Florida market by establishing relationships with additional independent agents in order to expand its distribution network and to further disperse its geographic risk and expanding into other geographical areas outside the state of Florida. Any future growth is contingent on various factors, including the availability of adequate capital, the Company's ability to hire and train additional personnel, regulatory requirements, the competitive environment, and rating agency considerations. There is no assurance that the Company will be successful in expanding its business, that the existing infrastructure will be able to support additional expansion or that any new business will be profitable. Moreover, as the Company expands its insurance products and programs and the Company's mix of business changes, there can be no assurance that the Company will be able to maintain or improve its profit margins or other operating results. There can also be no assurance that the Company will be able to obtain the required regulatory approvals to offer additional insurance products. UPCIC also is required to maintain minimum surplus to support its underwriting program. The surplus requirement affects UPCIC's potential growth.

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. UPCIC also protects itself against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of hurricane season on June 1 of each year. For the 2007 hurricane season, UPCIC purchased reinsurance coverage up to approximately the "150 year Probable Maximum Loss" ("PML"). UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. UPCIC's catastrophe reinsurance program currently covers three events. However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely obtain reinsurance. In addition, UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program such as losses beyond approximately the 150 year PML, which could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company.

RELIANCE ON THIRD PARTIES AND REINSURERS

UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements. For the 2007 hurricane season, UPCIC's reinsurance agreements transfer the risk of loss in excess of $45,000,000 for the first event and $9,300,000 for the second and third events up to approximately the 150 year PML as of the beginning of hurricane season on June 1. These amounts may change in the future.

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

In addition, management provides for a liability on an aggregate basis to provide for losses incurred but not reported. UPCIC utilizes independent actuaries to help establish its liability for unpaid losses and LAE. UPCIC does not discount the liability for unpaid losses and LAE for financial statement purposes.

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

In addition, the Florida legislature and the National Association of Insurance Commissioners from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

UPCIC will become subject to other states' laws and regulations as it seeks authority to transact business in states other than Florida.

LEGISLATIVE INITIATIVES

The State of Florida operates Citizens Property Insurance Corporation ("Citizens") to provide insurance to Florida homeowners in high-risk areas and others without private insurance options. As of September 30, 2007, there were 1,379,847 Citizens policies in force. In May 2007, the State of Florida passed legislation that freezes property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permits insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida legislature in 2007 expanded the capacity of the Florida Hurricane Catastrophe Fund ("FHCF"), with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, the cost of UPCIC's reinsurance program may increase, which could affect UPCIC's profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida legislature and the National Association of Insurance Commissioners from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

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

FINANCIAL STABILITY RATING

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company's sales. Demotech, Inc. maintains a letter scale financial stability rating system ranging from A" (A double prime) to L (licensed by state regulatory authorities). In October 2007, Demotech, Inc. assigned UPCIC a financial stability rating of A, which is the fourth highest of six rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have "... exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels." With a financial stability rating of A, the Company expects that UPCIC's property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. The rating of UPCIC is subject to at least annual review by, and may be revised downward or revoked at the sole discretion of, Demotech, Inc.

UPCIC's failure to maintain a commercially acceptable financial stability rating could have a material adverse effect on the Company's ability to retain and attract policyholders and agents. Many of the Company's competitors have ratings higher than that of UPCIC. A downgrade in the financial stability rating of UPCIC could have an adverse impact on its ability to effectively compete with other insurers with higher ratings. Additionally, a withdrawal of the rating could cause UPCIC's insurance policies to no longer be acceptable to the secondary marketplace and mortgage lenders, which could cause a material adverse effect of the Company's results of operations and financial position.

Demotech, Inc. bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company did not have any reportable legal proceedings during the nine months ended September 30, 2007. Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

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


Proposal Election of two directors by holders of  Series M Preferred Stock.
1A:


    Name                 For        Withheld      Abstain       Broker Non-Vote
    ----                 ---        --------      -------       ---------------
    Bradley I. Meier    88,690         0             0                 0

    Norman M. Meier     88,690         0             0                 0

Proposal  Election of four directors by holders of Common Stock, Series A
1B: Preferred Stock. and Series M Preferred Stock, voting together as a class.

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

Proposal 2: Amendment  of  the  Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 55,000,000 shares.

            For             Against      Abstain      Broker Non-Vote
            ---             -------      -------      ---------------

            28,789,894      187,453       1,406             0

Proposal 3: Approval of the formulas used to calculate performance bonuses in each of the amended employment agreements of the Chief Executive Officer and the Chief Operating Officer of the Company.

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

3.3 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (3)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (2)

3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)

3.6 Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (2)

3.7 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 (4)

3.8 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 (4)

3.9          Amended and Restated Bylaws (5)

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

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated   by  reference  to  the   Registrant's   Registration
             Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002
(3) Incorporated by reference to the Registrant's Annual Report on Form 10- KSB/A for the year ended April 30, 1997
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10- QSB for period ended June 30, 2007
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 8, 2007

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIVERSAL INSURANCE HOLDINGS, INC.


Date: November 14, 2007        /s/ Bradley I. Meier
                             ----------------------------------------
                             Bradley I. Meier, President and Chief
                                               Executive Officer


                             /s/ James M. Lynch
                            -----------------------------------------
                            James M. Lynch, Chief Financial Officer