Form 10KSB
period 2007-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2008-03-17
CIK 891166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:

 (Title of each class)                       (Name of exchange where registered)

 COMMON STOCK, $.01 PAR VALUE                       American Stock Exchange

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
YES X   NO
   ---    ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is  a  shell company (as defined in
Rule 12b-2 of the Exchange Act): YES       NO  X
                                     ---      ---

State issuer's revenues for its most recent fiscal year: $188,514,481

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2007: $133,558,788

State the number of shares of Common Stock of Universal Insurance Holdings, Inc. outstanding as of March 1, 2008: 39,891,157

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

INSURANCE BUSINESS

      On October 29, 1997, the Florida Office of Insurance Regulation ("OIR") approved UPCIC's application for a permit to organize as a domestic property and casualty insurance company in the State of Florida. On December 4, 1997, UIH raised approximately $6.7 million in a private placement of common stock with various institutional and other accredited investors. The proceeds of the offering were used to meet the minimum regulatory capitalization requirements ($5.0 million) of the OIR to obtain an insurance company license and for general working capital purposes. UPCIC received a license to engage in underwriting homeowners' insurance in the State of Florida on December 31, 1997. In 1998, UPCIC began operations through the assumption of homeowners' insurance policies issued by the JUA.

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

      UPCIC's initial business and operations consisted of providing property and casualty coverage through homeowners' insurance policies acquired from the JUA. The insurance business acquired from the JUA provided a base for renewal premiums. The majority of these policies renewed with UPCIC. In an effort to further grow its insurance operations, in 1998, UPCIC also began to solicit business actively in the open market through independent agents. Through renewal of the JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 374,000 homeowners' insurance policies covering homes and condominium units.

      The Company's primary product is homeowners' insurance. The Company's criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC's portfolio as of December 31, 2007 includes approximately 367,000 policies with coverage for wind risks and 7,000 policies without wind risks. The average premium for a policy with wind coverage is approximately $1,358 and the average premium for a policy without wind coverage is approximately $625. Approximately 25.3% of the policies are located in Miami-Dade, Broward and Palm Beach counties. UPCIC had in-force premiums of approximately $504.5 million as of December 31, 2007.

OPERATIONS

      All underwriting, rating, policy issuance, reinsurance negotiations and certain administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, and unaffiliated third parties. Universal Adjusting Corporation, a wholly owned subsidiary, performs claims adjustment for UPCIC.

      The earnings of UPCIC from policy premiums are supplemented to an extent by the generation of investment income from investment policies adopted by the Board of Directors of UPCIC. UPCIC's principal investment goals are to maintain safety and liquidity, enhance equity values and achieve an increased rate of return consistent with regulatory requirements.

MANAGEMENT OPERATIONS

      The Company is a vertically  integrated  insurance  holding  company.  The
Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company's agency operations, which include Universal Florida Insurance Agency and Coastal Homeowners Insurance Specialists, Inc., generate income from commissions. Universal Risk Advisors, Inc., the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC's insurance products through the Company's distribution network and UPCIC. Universal Risk Life Advisors, Inc. was formed to be the Company's managing general agent for life insurance products, but is not currently conducting business. In addition, the Company has formed a claims adjusting company, Universal Adjusting
Corporation, which adjusts UPCIC claims, and an inspection company, Universal Inspection Corporation, which performs property inspections for homeowners' insurance policies underwritten by UPCIC.

      UPCIC has applied for expansion to write homeowners insurance policies in five additional states. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. In addition, UPCIC has filed to offer flood insurance through the National Flood Insurance Program ("NFIP").

DIRECT SALES OPERATIONS

      During 2006, the Company decided to discontinue its on-line commerce segment and focus on its core operations.

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

      Blue Atlantic Reinsurance Corporation ("BAR") was incorporated in Florida on November 9, 2007 as a wholly owned subsidiary of the Company to be a reinsurance intermediary broker. BAR became licensed as a reinsurance intermediary broker by the OIR on January 4, 2008.

OTHER OPERATIONS

      Universal Inspection Corporation was incorporated in Florida on January 3, 2000 as a wholly owned subsidiary of the Company. Universal Inspection Corporation performs property inspections for homeowners' insurance policies underwritten by UPCIC. In September 2006, the Company initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium

Finance Company,  Inc.  ("Sterling").   Sterling  has been renamed Atlas Premium
Finance  Company  and commenced offering premium finance  services  in  November
2007.

FACTORS AFFECTING OPERATION RESULTS AND MARKET PRICE OF STOCK

      The Company and its subsidiaries operate in a rapidly changing environment that involves a number of uncertainties, many of which are beyond the Company's control. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The words "expect," "estimate," "anticipate," "believe," "intend," "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those set forth in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those uncertainties discussed below as well as those discussed elsewhere in this report.

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

      The Company believes that a substantial portion of its future growth will depend on its ability, among other things, to successfully implement its business strategy, including expanding the Company's product offering by underwriting and marketing additional insurance products and programs through its distribution network, further penetrating the Florida market by establishing relationships with additional independent agents in order to expand its distribution network and to further disperse its geographic risk by expanding into other geographical areas outside the state of Florida. Any future growth is contingent on various factors, including the availability of adequate capital, the Company's ability to hire and train additional personnel, regulatory requirements, the competitive environment, and rating agency considerations. There is no assurance that the Company will be successful in expanding its business, that the Company's existing infrastructure will be able to support additional expansion or that any new business will be profitable. Moreover, as the Company expands its insurance products and programs and the Company's mix of business changes, there can be no assurance that the Company will be able to maintain or improve its profit margins or other operating results. In addition, Florida is currently experiencing an economic downturn and diminution of real estate values that could affect the premium rates the Company charges for homeowner's insurance. There can also be no assurance that the Company will be able to obtain the required regulatory approvals to offer additional insurance products. UPCIC also is required to maintain minimum surplus to support its underwriting program. The surplus requirement affects UPCIC's potential growth. In addition, there can be no assurance that current state or federal laws applicable to the Company's business will not be amended in the future. Any such amendment could have an adverse effect on the Company's financial condition or operations.

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

      UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. UPCIC also protects itself against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of hurricane season on June 1 of each year. For the 2007 hurricane season, UPCIC purchased reinsurance coverage up to approximately the "150 year Probable Maximum Loss" ("PML"). UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. UPCIC's catastrophe reinsurance program currently covers three events up to amounts that will vary depending on the coverage exhausted in the prior event(s). However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely or cost-effectively obtain reinsurance. In addition, UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program such as losses beyond approximately the 150 year PML, which could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company.

RELIANCE ON THIRD PARTIES AND REINSURERS

      UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements. For the 2007 hurricane season, UPCIC's reinsurance agreements transfer the risk of loss in excess of $45,000,000 up to approximately the 150 year PML as of the beginning of the hurricane season on June 1 for the first event and $9,300,000 for each of the second and third events up to an amount that will vary depending on the coverage exhausted in the prior event(s). These amounts may change in the future. There is no assurance UPCIC will be able to obtain reinsurance at these levels in the future, which could potentially result in a material adverse effect to the Company should a catastrophic event occur.

REINSURANCE

      The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC's results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. A reinsurer's insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on the financial condition and profitability of UPCIC and the Company. In addition, while ceding premiums to reinsurers reduces UPCIC's risk of exposure in the event of catastrophic losses, it also reduces UPCIC's potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of UPCIC's reinsurance is typical of a company of its size in the homeowners' insurance industry.

ADEQUACY OF LIABILITIES FOR LOSSES

      The liabilities for losses and loss adjustment expenses periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC's liabilities estimates. The inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses can be more pronounced during periods of rapid growth in written premiums such as UPCIC experienced during 2007 and 2006. UPCIC relies on industry data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and adequate liabilities. Furthermore, factors such as storms and weather conditions, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC's future loss experience. Accordingly, there can be no assurance that UPCIC's liabilities will be adequate to cover ultimate loss developments. The profitability and financial condition of UPCIC and the Company could be adversely affected to the extent that its liabilities are inadequate.

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

      Among the classes of insurance underwritten by UPCIC, the homeowners' insurance liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to UPCIC and the final settlement than do homeowners' insurance property claims. Liability claims often involve third parties filing suit and the ensuing litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time with the vast majority of these claims resulting in an adjustment without litigation.

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

                                           Year Ended              Year Ended
                                       December 31, 2007       December 31, 2006
                                       -----------------       -----------------
                                              (Dollars in Thousands)

Balance at beginning of year             $   49,564              $  67,000

Less reinsurance recoverable                (32,369)               (60,859)
                                         -----------             ----------

Net balance at beginning of year             17,195                  6,141
                                         -----------             ----------

Incurred related to:
  Current year                               47,794                  9,247
  Prior years                                12,006                 15,694
                                         -----------             ----------
Total incurred                               59,800                 24,941
                                         -----------             ----------

Paid related to:
  Current year                               25,714                  4,454
  Prior years                                20,053                  9,433
                                         -----------             ----------
Total paid                                   45,767                 13,887
                                         -----------             ----------

Net balance at end of year                   31,228                 17,195
   Plus reinsurance recoverable              37,588                 32,369
                                         -----------             ----------

Balance at end of year                   $   68,816              $  49,564
                                         ===========             ==========


The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2007 were increased in the current year by $12,006,332 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004 and as a result of actual loss development on prior year non-catastrophe losses emerging less favorably than expected. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2006 were increased during 2006 by $15,693,957 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. There can be no assurance that the Company's unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from the Company's unpaid losses and LAE as of December 31, 2007. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancies or deficiencies would have a favorable or adverse impact, respectively, on future results of operations.

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

                                                    Years Ended
                                      December 31, 2007        December 31, 2006
                                      -----------------        -----------------
                                               (Dollars in Thousands)

Unpaid Loss and LAE, net                     $  9,595                $  6,814
IBNR loss and LAE, net                         21,633                  10,381
                                      -----------------        -----------------
Total unpaid loss and LAE, net               $ 31,228                $ 17,195
                                      =================        =================

Reinsurance recoverable on unpaid
  loss and LAE                               $ 11,399                $ 15,418
Reinsurance recoverable on IBNR
  loss and LAE                                 26,189                  16,951
                                      -----------------        -----------------
Total reinsurance recoverable on
  unpaid loss and LAE                        $ 37,588                $ 32,369
                                      =================        =================

      The following table presents the liability for unpaid losses and LAE for UPCIC since inception. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.


                                                                 Years Ended December 31,
                                    2007     2006     2005     2004    2003   2002   2001    2000   1999   1998
                                                                  (Dollars in Thousands)

Balance Sheet liability            $31,228   $17,195    $6,141    $1,580  $1,351  $1,591   $2,893  $1,372  $1,532  $1,588

Cumulative paid as of:

One year later                           -    20,052    12,897     1,216     950     667    3,660   1,308     897     939

Two years later                          -         -    23,835    11,514   1,153     992    3,667   1,635   1,081     904

Three years later                        -         -         -    21,778   1,330   1,115    3,899   1,693   1,155   1,010

Four years later                         -         -         -         -   1,468   1,260    3,998   1,811   1,191   1,024

Five years later                         -         -         -         -       -   1,329    4,082   1,833   1,206     999

Six years later                          -         -         -         -       -       -    4,108   1,849   1,212   1,006

Seven years later                        -         -         -         -       -       -        -   1,897   1,223   1,009

Eight years later                        -         -         -         -       -       -        -       -   1,252   1,010

Nine years later                         -         -         -         -       -       -        -       -       -   3,834



Balance Sheet liability             31,229    17,195     6,141     1,580   1,351   1,591    2,893   1,372   1,532   1,588

One year later                           -    29,201    25,312     4,129   1,480   1,249    4,237   1,797   1,344   1,067

Two years later                          -         -    30,988    22,727   1,297   1,369    3,974   1,944   1,269   1,089

Three years later                        -         -         -    28,220   1,482   1,229    4,158   1,926   1,286   1,071

Four years later                         -         -         -         -   1,548   1,377    4,096   1,940   1,270   1,024

Five years later                         -         -         -         -       -   1,395    4,147   1,904   1,229   1,013

Six years later                          -         -         -         -       -       -    4,152   1,904   1,279   1,019

Seven years later                        -         -         -         -       -       -        -   1,916   1,278   1,016

Eight years later                        -         -         -         -       -       -        -       -   1,257   1,015

Nine years later                         -         -         -         -       -       -        -       -       -   1,018

Cumulative redundancy (deficiency)       -  (12,006)  (24,847)  (26,640)   (197)     196  (1,259)   (544)     275     570


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

      The following table sets forth the statutory loss ratios, expense ratios and combined ratios for the periods indicated for UPCIC. The ratios are net of reinsurance, including catastrophe reinsurance premiums which comprise a significant cost, and inclusive of loss adjustment expenses. The ratios shown in the table below and are computed based upon statutory accounting principles. The expense ratio includes management fees and commissions paid by UPCIC to an affiliate in the amount of $43,871,705 in 2007 and $16,645,351 in 2006.

                                                      Years Ended
                                        December 31, 2007     December 31, 2006
                                        -----------------     ------------------

 Loss Ratio                                    39%                   54%
 Expense Ratio                                 38                    19
                                        -----------------     ------------------
 Combined Ratio                                77%                   73%
                                        =================     ==================


      In order to reduce losses and thereby reduce the loss ratio and the combined ratio, the Company has taken several steps. These steps include closely monitoring rate levels for new and renewal business, restructuring the homeowners' insurance coverage offered, restructuring the catastrophic reinsurance coverage to reduce cost, and working to reduce general and administrative expenses.

GOVERNMENT REGULATION

      Florida insurance companies are subject to regulation and supervision by the OIR. The OIR has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents (through the Florida Department of Financial Services); the standards of solvency to be met and maintained; the nature of, and limitations on, investments; the approval of policy forms and rates; the review of reinsurance contracts; the periodic examination of the affairs of insurance companies; and the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

      In addition, the Florida legislature and the National Association of Insurance Commissioners from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company. Any action by the OIR could have a material adverse effect on the Company.

      UPCIC will become subject to other states' laws and regulations as it seeks authority to transact business in states other than Florida. In addition, UPCIC's participation in the NFIP's Write Your Own ("WYO") Program of the NFIP will be governed by federal laws and regulations.

LEGISLATIVE INITIATIVES

      The State of Florida operates the Citizens Property Insurance Corporation ("Citizens") to provide insurance to Florida homeowners in high-risk areas and to others without private insurance options. In May 2007, the State of Florida passed legislation that freezes property insurance rates for Citizens customers at December 2006 levels through December 31, 2008, and permits insurance customers to opt into Citizens when the price of a privately-offered insurance policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida legislature in 2007 expanded the capacity of the Florida Hurricane Catastrophe Fund ("FHCF"), with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, the cost of UPCIC's reinsurance program may increase, which could affect UPCIC's profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company. The Florida legislature and the National Association of Insurance Commissioners from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future federal or state legislation or initiatives may have on the financial condition or operations of the Company or the Company's ability to expand its business.

DEPENDENCE ON KEY INDIVIDUALS

      UPCIC's operations depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of the Company since its inception in November 1990. In addition, UPCIC's operations have become materially dependent on the efforts of Sean P. Downes, who serves as Chief Operating Officer of UPCIC. Mr. Downes has also served as Chief Operating Officer, Senior Vice President and Director of the Company since January 2005 and as a Director of UPCIC since May 2003. The loss of the services provided by either Mr. Meier or Mr. Downes could have a material adverse effect on UPCIC's and the Company's financial condition and results of operations.

COMPETITION

      The insurance industry is highly competitive and many companies currently write homeowners' property and casualty insurance. Additionally, the Company and its subsidiaries must compete with companies that have greater capital resources and longer operating histories. Increased competition from other private insurance companies as well as Citizens could adversely affect the Company's ability to do business profitably. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and high quality service to its agents and insureds. Increased competition could have a material adverse effect on the Company.

FINANCIAL STABILITY RATING

      Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company's sales. Demotech, Inc. maintains a letter scale financial stability rating system ranging from A** (A double prime) to L (licensed by state regulatory authorities). In October 2007, Demotech, Inc. assigned UPCIC a financial stability rating of A, which is the fourth highest of six rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have "{ellipsis} exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels." With a financial stability rating of A, the Company expects that UPCIC's property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. The rating of UPCIC is subject to at least annual review by, and may be revised downward or revoked at the sole discretion of, Demotech, Inc.

      UPCIC's failure to maintain a commercially acceptable financial stability rating could have a material adverse effect on the Company's ability to retain and attract policyholders and agents. Many of the Company's competitors have ratings higher than that of UPCIC. A downgrade in the financial stability rating of UPCIC could have a material adverse impact on its ability to effectively compete with other insurers with higher ratings. Additionally, a withdrawal of the rating could cause UPCIC's insurance policies to no longer be acceptable to the secondary marketplace and mortgage lenders, which could cause a material adverse effect of the Company's results of operations and financial position.

      Demotech, Inc. bases its ratings on factors that concern policyholders and
not upon factors concerning investor protection.   Such  ratings  are subject to
change and are not recommendations to buy, sell or hold securities.

EMPLOYEES

      As of March 1, 2008, the Company had 151 full-time employees. None of the Company's employees is represented by a labor union. The Company has an employment agreement with Bradley I. Meier, President and Chief Executive Officer of the Company, Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company and James M. Lynch, Executive Vice President and Chief Financial Officer of the Company. See "Executive
Compensation--Employment Agreements." The Company also has employment agreements with certain employees that do not serve in an executive capacity at the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

      On July 31, 2004, the Company purchased a building located in Fort Lauderdale, Florida that after build-out became its home office on July 1, 2005. The Company believes that the new building is suitable for its intended use and adequate to meet the Company's current needs. The building is 100% occupied by the Company. There is no mortgage or lease arrangement. The building is adequately covered by insurance.

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

      On February 7, 2005, Marty Steinberg as a court appointed receiver for the entities consisting of Lancer Management Group LLC, Lancer Management Group II LLC, Lancer Offshore Inc., Omnifund Ltd., LSPV Inc., LSPV LLC, Alpha Omega Group Inc. and G.H. Associates LLC (collectively the "Lancer Entities") filed suit against Alfred Taubman, Anthony Cullen, British American Racing, Centrack International, Inc., Kuwait & Middle East Financial Investment Co., Liberty International Asset Management, Macroview Investments Limited, Opus Portfolio Ltd., Reva Stocker, Roger Dodger, LLC, Signet Management Limited, Thornhill Group Inc. Trust, World Class Boxing and the Company (collectively the "Defendants") in the United States District Court for the Southern District of Florida. The Company received the notice of suit by mail on September 8, 2005. The suit alleged that the Lancer Entities fraudulently transferred funds to the Defendants and that the transfers unduly enriched the Defendants. The receiver asked the Company to pay $658,108. The Company had no record of the alleged transfers and vigorously defended the suit. The lawsuit was dismissed with prejudice by the receiver in 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 2007.

                                       PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Common Stock is quoted on the American Stock Exchange ("AMEX") under the symbol UVE. The following table sets forth prices of the Common Stock, as reported by the AMEX.

For year ended December 31, 2007             High               Low
--------------------------------             ----               ---

    First Quarter                           $ 4.48             $2.40
    Second Quarter                            7.41              3.15
    Third Quarter                             7.28              4.55
    Fourth Quarter                           10.15              5.93


For year ended December 31, 2006             High               Low
--------------------------------             ----               ---

    First Quarter                           $ 1.40             $0.85
    Second Quarter                            1.65              0.93
    Third Quarter                             2.46              1.12
    Fourth Quarter                            3.97              2.31


      At March 1, 2008, transfer agent records indicate 40 shareholders of record of the Company's Common Stock. There were approximately 425 beneficial owners of its Common Stock. In addition, there were 3 shareholders of the Company's Series A and Series M Preferred Stock ("Preferred Stock").

      During 2007 and 2006, respectively, the Company declared and paid aggregate dividends of $49,950 on the Company's Series A Preferred Stock and Series M Preferred Stock.

      Applicable provisions of the Delaware General Corporation Law may affect the ability of the Company to declare and pay dividends on its Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Moreover, the ability of the Company to pay dividends, if and when declared by its Board of Directors, may be restricted by regulatory limits on the amount of dividends, which UPCIC is permitted to pay the Company.
Section 628.371 of the Florida Statutes sets forth limitations, based on net income and statutory capital, on the amount of dividends that UPCIC may pay to the Company without approval from the OIR.

      On October 24, 2006, the Company declared a dividend of $.05 per share on its outstanding Common Stock of the Company to be paid on April 9, 2007 to the shareholders of record of the Company at the close of business on March 19, 2007. The dividend payable amount of $1,902,855 for this dividend was accrued in the December 31, 2006 balance sheet. At December 31, 2006, the Company recorded a dividend payable in the amount of $1,902.855 for this dividend and a net reduction to retained earnings in the amount of $1,747,423, which represented the total dividend net of the dividends on the shares held in treasury stock and in the Stock Grantor Trust described in Note 11 - Stockholders' Equity. During the fourth quarter of 2006, the Company paid a dividend of $0.05 per share that was accrued at the end of third quarter of 2006. The aggregate amount of the dividend was $1,747,423. During the third quarter of 2006, the Company paid a dividend of $0.04 per share of outstanding Common Stock that was accrued at the end of the second quarter of 2006. The aggregate amount of the dividend was $1,393,938. During the second quarter of 2006, the Company paid a dividend of $0.04 per share of outstanding Common Stock that was accrued at the end of first quarter of 2006. The aggregate amount of the dividend was $1,364,506.

      On March 15, 2007, the Company declared a dividend of $.07 per share on its outstanding Common Stock of the Company to be paid on August 10, 2007 to the shareholders of record of the Company at the close of business on July 20, 2007. The dividend payable amount was $2,446,392.

      On October 4, 2007, the Company declared a dividend of $.09 per share on its outstanding Common Stock to be paid on April 8, 2008 to the shareholders of record of the Company at the close of business on March 10, 2008. The Company recorded a dividend payable in the amount of $3,537,639 for this dividend and a net reduction to retained earnings in the amount of $3,241,145, which represents the total dividend net of the dividends on the shares held in treasury stock and in the Stock Grantor Trust described in Note 11 - Stockholders' Equity. During the fourth quarter, the Company paid a dividend of $0.08 per share of outstanding Common Stock that was accrued at the end of third quarter. The aggregate amount of the dividend was $2,861,018. During the third quarter, the Company paid a dividend of $0.07 per share of outstanding Common Stock that was accrued at the end of the first quarter. The aggregate amount of the dividend was $2,503,391. During the second quarter, the Company paid a dividend of $0.05 per share of outstanding Common Stock that was accrued in December 31, 2006. The aggregate amount of the dividend was $1,759,922.

      On January 23, 2008, the Company declared a dividend of $.10 per share on its outstanding Common Stock to be paid on August 7, 2008 to the shareholders of record of the Company at the close of business on July 9, 2008. The Company expects to pay an aggregate dividend of approximately $3,601,273.

STOCK ISSUANCES

      On March 14, 2007, the Company issued 250,000 shares of restricted common stock at a price of $3.70 per share to an employee in consideration for services rendered pursuant to the terms of an employment agreement. The shares will vest over a three year period. On May 1, 2007, the Company issued 22,143 shares of restricted common stock at a price of $1.87 per share, on a "cashless" basis, to James M. Lynch, Executive Vice President and Chief Financial Officer of the Company, pursuant to Mr. Lynch's exercise of stock options. Also on May 1, 2007, the Company issued 387,234 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Norman M. Meier, a director of the Company, pursuant to Mr. Meier's exercise of stock options. Also on May 1, 2007, the Company issued 77,447 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Joel Wilentz, a director of the Company, pursuant to Mr. Wilentz's exercise of stock options. Also on May 1, 2007, the Company issued 77,447 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Reed Slogoff, a director of the Company, pursuant to Mr. Slogoff's exercise of stock options. On November 29, 2007, the Company issued 100,000 and 150,000 shares of restricted common stock at a price of $.03 and $.05 respectively to a private investor pursuant to the exercise of warrants to purchase restricted common stock. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on the OTC Bulletin Board or the AMEX and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLANS

      See Item 11, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information," for a discussion of shares of Common Stock issued under the Company's equity compensation plans.

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

      The policies obtained from the JUA provided the opportunity for UPCIC to solicit future renewal premiums. The majority of the policies obtained from the JUA renewed with UPCIC. In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC is currently servicing approximately 374,000 homeowners' insurance policies. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. To diversify UPCIC's product lines, UPCIC underwrites inland marine policies. In February 2008, UPCIC filed a request with the National Flood Insurance Program to become authorized to write and service flood insurance policies under the WYO Program. Management may consider underwriting other types of policies in the future. Any such program will require OIR approval. See Item 1, Competition under "Factors Affecting Operation Results and Market Price of Stock" for a discussion of the material conditions and uncertainties that may affect UPCIC's ability to obtain additional policies.

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

DEFERRED POLICY ACQUISITION COSTS/DEFERRED CEDING COMMISSIONS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. As of December 31, 2007, deferred policy acquisition costs were $37,018,747 and deferred ceding commissions were $39,141,016. Deferred ceding commissions were reduced by deferred policy acquisition costs and shown net on the Consolidated Balance Sheet in the amount of $2,122,269.

PROVISION FOR PREMIUM DEFICIENCY. It is the Company's policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. The Company has determined that a provision for premium deficiency was not warranted as of December 31, 2007.

REINSURANCE. In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces the Company's risk of exposure in the event of catastrophic losses, it also reduces the Company's potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners' insurance industry. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company. The Company's reinsurance policies do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements during 2007.

RELATED PARTIES

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

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During 2007 and 2006, the Company expensed claims adjusting fees of $675,237 and $829,208, respectively, to Downes and Associates.

In September 2006, the Company initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. ("Sterling"), from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling's book value. The Company received approval of the acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

RESULTS OF OPERATIONS

FOR YEAR ENDED DECEMBER 31, 2007 AND FOR YEAR ENDED DECEMBER 31, 2006.

      The fiscal year ended December 31, 2007 marked a significant improvement in the Company's operating results over recent past fiscal years. This improvement was primarily attributable to volume and rate increases, restructuring the homeowners' insurance coverage offered, restructuring the Company's reinsurance coverage and working to control general and administrative expenses. In addition, Florida did not experience any windstorm catastrophes during 2007.

      Gross premiums written increased 34.2% to $498,748,778 for the year ended December 31, 2007 from $371,754,514 for the year ended December 31, 2006. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases which were mitigated by a decline in premium rates. Although rates have recently decreased, the number of policies written has continued to increase. The increase in new business is partly attributable to the Florida windstorm catastrophes in 2004 and 2005, which have provided an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business, as well as marketing initiatives the Company has undertaken.

      Net premiums written decreased 0.5% to $140,343,762 for the year ended December 31, 2007 from $141,035,805 for the year ended December 31, 2006. The decrease in net premiums written reflects the impact of premiums ceded to reinsurers during the year ended December 31, 2007 of $358,405,016, or 71.9% of premiums written, as compared to $230,718,709, or 62.1% of premiums written, for the year ended December 31, 2006. The decrease in net premiums written is attributable to changes to the Company's reinsurance program. Catastrophe reinsurance costs as a percentage of gross premiums written were greater in 2007. Under the Company's quota share reinsurance treaty, the Company elected to cede 80% of gross written premiums, losses and loss adjustment expenses during the first five months of 2006 for all policies with coverage for wind risk versus 50% of policies with coverage for wind risk during the subsequent seven months of 2006. The Company continued to cede 50% of its gross written premiums, losses and loss adjustments expenses for policies with coverage for wind risk during 2007. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners' insurance industry.

      Net premiums earned increased 185.2% to $154,418,452 for the year ended December 31, 2007 from $54,135,952 for the year ended December 31, 2006. The increase in net premiums earned is attributable to an increase in new business, premium rate increases and changes in the reinsurance program noted above.

      Commission revenue increased 231.0% to $22,222,007 for the year ended December 31, 2007 from $6,714,511 for the year ended December 31, 2006. Commission income is comprised mainly of the Company's managing general agent's policy fee income on all new and renewal insurance policies, reinsurance commission sharing agreements and commissions generated from agency operations. The increase is primarily due to greater reinsurance commission sharing and an increase in managing general agent's policy fee income.

      Investment income consists of net investment income and net realized gains (losses). Investment income increased 161.2% to $10,410,259 for the year ended December 31, 2007 from $3,986,414 for the year ended December 31, 2006. The increase is primarily due to higher investment balances during 2007.

      Other revenue increased 370.9% to $1,463,763 for the year ended December 31, 2007 from $310,873 for the year ended December 31, 2006. Other revenue is comprised of fee revenue from direct sales and service revenue from other operations. The increase is primarily attributable to fees earned on the Company's new program of offering payments plans to policyholders.

      Losses and LAE net incurred increased 139.8% to $59,799,670 for the year ended December 31, 2007 from $24,940,879 for the year ended December 31, 2006 as compared to net premiums earned which increased 185.2% to $154,418,452 for the year ended December 31, 2007 from $54,135,952 for the year ended December 31, 2006. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE, net are influenced by loss severity and frequency. Losses and LAE, net increased due to an increase in insured exposures and changes to the Company's reinsurance program discussed above. The Company's direct loss ratio for the year ended December 31, 2007 was 23.8% compared to 36.8% for the year ended December 31, 2006. The Company's direct loss ratio decreased principally due to the lower frequency and severity of claims in 2007. During 2007 and 2006, the Company did not experience any catastrophic events. Except for catastrophe claims, the Company believes that the severity and frequency of claims remained relatively stable for the periods under comparison. The Company's net loss ratio for the year ended December 31, 2007 was 38.7% compared to 46.1% for the year ended December 31, 2006. The net loss ratio decreased due to the decrease in net losses incurred and premium rate increases.

      Catastrophes are an inherent risk of the property-liability insurance business, particularly in the geographic area where the Company does business, which may contribute to material year-to-year fluctuations in UPCIC's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of the Company. While management believes its catastrophe management strategies will reduce the severity of future losses, UPCIC continues to be exposed to similar or greater catastrophes as those experienced in prior years.

      The reserve for direct unpaid losses and LAE at December 31, 2007 is $68,815,500. Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported. The range of direct loss reserve estimates as determined by the Company's independent actuarial consultants is a low of $49,302,105 and a high of $69,993,764. The key assumption used to arrive at management's best estimate of loss reserves in relation to the actuary's range and the specific factors that led to management's best estimate is that the liability is based on management's estimate of the ultimate cost of settling each loss and an amount for IBNR losses. However, if losses exceed direct loss reserve estimates there could be a material adverse effect on the Company's financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents, which change the basis for policy coverage, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company's financial statements.

      As a result of the Company's review of its liability for losses and loss adjustment expenses, which includes a re-evaluation of the adequacy of reserve levels for prior year claims, the Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2007 were increased in the current year by $12,006,332 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004 and as a result of actual loss development on prior year non-catastrophe losses emerging less favorably than expected. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2006 were increased during 2006 by $15,693,957 for claims that had occurred on or before the previous year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2007.

      General and administrative expenses increased 190.4% to $39,165,022 for the year ended December 31, 2007 from $13,485,562 for the year ended December 31, 2006. General and administrative expenses have increased primarily due to the increase in direct written premium as well as changes in UPCIC's reinsurance program.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of cash flow are the receipt of premiums, commissions, policy fees investment income, reinsurance recoverables and short-term loans.

      For the year ended December 31, 2007, cash flows provided by operating activities were $537,343. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists entirely of cash and cash equivalents of which $1,500,000 is held by the State of Florida Department of Financial Services for the benefit of UPCIC's policyholders. Cash flows used in investing activities are primarily comprised of purchases of building improvements and other capital expenditures. Cash flows used in financing activities primarily relate to Company borrowings and payment of dividends to shareholders.

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

      On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration under Florida's Insurance Capital Build-Up Incentive Program. Under the program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the State Board of Administration matched UPCIC's funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $98.7 million. The $25.0 million is invested in a treasury money market account.

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

      An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note. As of December 31, 2007, the Company is in compliance with each of the aforementioned loan covenants except for the Minimum Writing Ratio.

       If UPCIC failed to increase its writing ratio for two consecutive quarters prior to June 1, 2007, failed to obtain the 2:1 Minimum Writing Ratio by June 1, 2007, or drops below the 2:1 Minimum Writing Ratio once it is obtained for two consecutive quarters, the interest rate on the surplus note will increase during such deficiency by 25 basis points if the resulting writing ratio is between 1.5:1 and 2:1 and the interest rate will increase by 450 basis points if the writing ratio is below 1.5:1. If the writing ratio remains below 1.5:1 for three consecutive quarters after June 1, 2007, UPCIC must repay a portion of the surplus note so that the Minimum Writing Ratio will be obtained for the following quarter. As of September 30, 2007 and December 31, 2007, the Company's net written premium to surplus ratios were 1.83:1 and 1.42:1 respectively, as defined under the terms of the surplus note agreement. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of December 31, 2007, the Company's net written premium to surplus ratio, as defined under the surplus note agreement, was below 1.5:1. If the Company's net written premium to surplus ratio remains below 1.5:1 for two additional calendar quarters (i.e., through June 30, 2008), the Company will be required to repay a portion of the principal balance under the surplus note agreement. The Company expects to meet or exceed a ratio of 1.5:1 by June 30, 2008 and, therefore, does not expect to repay any portion of the $25,000,000 principal balance of the surplus note during 2008.

      To meet its matching obligation under the Insurance Capital Build-Up Incentive Program, on November 3, 2006, the Company entered into a Secured Promissory Note with Benfield Greig (Holdings), Inc. in the aggregate principal amount of $12 million. Interest on the note accrued at the rate of 12.75% per annum. The outstanding principal was due in six monthly installments of $1.5 million and a final seventh monthly installment of the remaining balance plus all accrued interest under the terms of the note starting on January 31, 2007 and ending on July 31, 2007. In connection with the loan, the Company and its subsidiaries appointed Benfield as their reinsurance intermediary for all of their reinsurance placements for the contract year beginning on June 1, 2007. The Company made all payments under the note in a timely manner and paid the final installment on July 18, 2007. Under the terms of the note, Benfield Greig (Holdings), Inc. agreed to refund a portion of the interest paid on the note if the Company fulfilled all its material obligations under the related broker agreements. On July 27, 2007, the Company received a refund of interest from Benfield Greig (Holdings), Inc. in the amount of $280,500 that reduced the effective interest rate on the note to 8.25% per annum.

      The following table represents the Company's total contractual obligations for which cash flows are fixed or determinable.


                                     Total     2008     2009     2010      2011     2012     Thereafter
                                     -----     ----     ----     ----      ----     ----     ----------
                                                          (Dollars in thousands)
     Contractual obligations
        Long-term debt             $25,000     $ -       $ -      $ -      $992    $1,039      $22,969
         Loans payable                   3        3        -        -       -        -           -
        Operating leases               507      217      142       82        66      -           -
 Total contractual obligations     $25,510     $220     $142      $82    $1,058    $1,039      $22,969
                                   =======     ====     ====      ===    ======    ======      =======


      The balance of cash and cash equivalents as of December 31, 2007 was $214,745,606. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of specific limits set forth in UPCIC's reinsurance agreements. For the 2007 hurricane season, UPCIC's reinsurance agreements transfer the risk of loss in excess of $45,000,000 up to approximately the 150 year PML as of the beginning of the hurricane season on June 1 for the first event and $9,300,000 for each of the second and third events up to an amount that will vary depending on the coverage exhausted in the prior event(s). Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

      GAAP differs in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer's total liabilities or $4,000,000. UPCIC's statutory capital and surplus was $98,686,993 at December 31, 2007 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

      The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During 2007 and 2006, UPCIC did not pay dividends to the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2007.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission ("SEC") that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      UPCIC has applied to write homeowners' insurance policies in five additional states. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. In addition, UPCIC filed a request with the NFIP to become authorized to write and service WYO flood insurance policies. The WYO Program began in 1983 and is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency (FEMA). The WYO Program allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names. The companies receive an expense allowance for policies written and claims processed while the federal government retains responsibility for underwriting losses. The WYO Program operates as part of the NFIP.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The directors and executive officers of the Company as of December 31, 2007 are as follows:

Name                  Age   Position
----                  ---   --------

Bradley I. Meier      40    President, Chief Executive Officer and Director
Norman M. Meier       69    Director, Secretary
Reed J. Slogoff       39    Director
Joel M. Wilentz, M.D. 74    Director
James M. Lynch        53    Executive Vice President and Chief Financial Officer
Sean P. Downes        38    Senior Vice President, Chief Operating Officer
                            and Director
Ozzie A. Schindler    39    Director


      BRADLEY I. MEIER has been President, Chief Executive Officer and a Director of the Company since its inception in November 1990. He has served as President of UPCIC, a wholly-owned subsidiary of the Company, since its formation in April 1997. In 1990, Mr. Meier graduated from the Wharton School of Business with a B.S. in Economics.

      NORMAN M. MEIER has been a Director of the Company since July 1992. Presently Mr. Meier serves as Executive Chairman of DermWorx Incorporated, a privately held dermatologic specialty pharmaceutical company. From February 2000 until January 2006, Mr. Meier was President and Chief Executive Officer of PharmaMatrix, Inc., a medical marketing and advertising company. From December 1986 until November 1999, Mr. Meier was President, Chief Executive Officer and a Director of Columbia Laboratories, Inc., a publicly-traded corporation in the pharmaceuticals business. From 1977 until 1986, Mr. Meier served as a consultant to Key Pharmaceuticals. From 1971 to 1977, Mr. Meier was Vice President of Sales and Marketing for Key Pharmaceuticals.

      REED J. SLOGOFF has been a Director of the Company since March 1997. Mr. Slogoff is currently a principal with Pearl Properties, LLC, a commercial real estate investment firm based in Philadelphia, Pennsylvania. Mr. Slogoff was formerly with Entercom Communications Corp., a publicly traded radio broadcasting company and was previously a member of the corporate and real estate group of the law firm of Dilworth, Paxson, LLP. Mr. Slogoff received a B.A. with Honors from the University of Pennsylvania in 1990, and a J.D. from the University of Miami School of Law in 1993.

      JOEL M. WILENTZ, M.D. has been a Director of the Company since March 1997. Dr. Wilentz is one of the founding members of Dermatology Associates in Florida, founded in 1970. He is a former member of the boards of the Neurological Injury Compensation Association for Florida and the Broward County Florida Medical Association. He is a member of the board of directors of the American Arm of the Israeli Emergency Medical Service for the southeastern United States, of which he is also a past President. Dr. Wilentz is a past member of the Board of Overseers of the Nova Southeastern University School of Pharmacy.

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

      OZZIE A. SCHINDLER has been a Director of the Company since January 2007. Mr. Schindler serves as Chairman of the Company's Audit Committee. Mr. Schindler is a partner with the law firm of Greenberg Traurig and specializes in international tax, trusts and succession and planning. He has an LL.M. in Taxation from New York University School of Law and graduated with honors from the University of Florida School of Law. Mr. Schindler graduated with high honors from the University of Florida Fisher School of Accounting. He is admitted to both the Florida and New York bars.

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

AUDIT COMMITTEE

      The Company has a separately designated Audit Committee, whose members since January 9, 2007 have been Ozzie A. Schinder, Reed J. Slogoff and Joel M. Wilentz. In order to have an Audit Committee composed entirely of independent directors, Mr. Meier voluntarily resigned from the Audit Committee on January 9, 2007. Each member of the Audit Committee has been determined by the Board of Directors to be independent under the applicable rules of the SEC and the National Association of Securities Dealers. The Company's Board of Directors has determined that Ozzie A. Schindler is an "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-B promulgated by the SEC.

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

      Based solely on the review of copies of Forms 3, 4 and 5 provided to the Company and written representations by the Reporting Persons, the Company believes that, for the year ended December 31, 2007, all Section 16(a) filing requirements applicable to the Reporting Persons were met.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid to or earned by the Company's President and Chief Executive Officer and the Company's two other most highly compensated executive officers (collectively, the "Named Executive Officers") during each of the Company's last two fiscal years.


                                            SUMMARY COMPENSATION TABLE

                                                                                             Non-Equity
Name and Principal                                                                         Incentive Plan
    Position          Year       Salary      Bonus      Stock Awards      Option Awards     Compensation         Total
-------------------------------------------------------------------------------------------------------------------------
Bradley I. Meier,     2007      $977,228         $ -             $ -        $1,920,800        $3,835,271     $6,733,299
President & CEO      ----------------------------------------------------------------------------------------------------
                      2006      $830,324         $ -             $ -               $ -        $1,091,899     $1,922,223
-------------------------------------------------------------------------------------------------------------------------
James M. Lynch,       2007      $349,385    $100,000        $141,500          $145,134               $ -       $736,019
EVP & CFO            ----------------------------------------------------------------------------------------------------
                      2006      $251,250     $90,000         $42,582               $ -               $ -       $383,832
-------------------------------------------------------------------------------------------------------------------------
Sean P. Downes,       2007      $691,500         $ -             $ -        $2,454,445        $2,913,953     $6,059,898
SVP & COO            ----------------------------------------------------------------------------------------------------
                      2006      $537,678         $ -        $418,462               $ -          $856,424     $1,812,564
-------------------------------------------------------------------------------------------------------------------------


EMPLOYMENT AGREEMENTS

      The Company's employment agreement with Bradley Meier is dated as of August 11, 1999. The Company and Mr. Meier have amended the employment agreement, with the most recent amendment dated July 12, 2007 (the employment agreement and the amendments are collectively referred to as the "Meier Agreement"). Under the terms of the Meier Agreement, Mr. Meier will serve as the Company's President and Chief Executive Officer. Mr. Meier received a base salary of $977,228 in 2007, and he is entitled to a twenty percent (20%)
increase in base salary each year. Additionally, pursuant to the Meier Agreement, Mr. Meier is entitled to an annual performance bonus equal to three percent (3%) of the pretax income of the Company up to $5 million, and four percent (4%) of the pretax income of the Company in excess of $5 million; provided, however, that any such bonus is contingent upon the Company's shareholders approving such bonus formula, which they have done. Mr. Meier is also eligible for other benefits customarily provided by the Company to its executive employees, and the Meier Agreement contains noncompete and nondisclosure provisions. In addition, in the event of a Change in Control of the Company (as defined in the Meier Agreement), the Company shall pay Mr. Meier an amount equal to 48 months base salary, plus two times any bonus paid for the preceding fiscal year. Further, in the event of a Change in Control, all options held by Mr. Meier vest and become immediately exercisable. Also, in the event that the Company terminates the Meier Agreement, the Company shall pay Mr. Meier 24 months total compensation. The Meier Agreement expires on December 31, 2009; however, the agreement is automatically extended each year thereafter unless the Company or Mr. Meier provides written notice that the agreement is being terminated 60 days in advance of the anniversary date of the Meier Agreement.

      The Company's employment agreement with Sean Downes is dated as of January 1, 2005 and provides that Mr. Downes will serve as Chief Operating Officer and Senior Vice President of the Company. The Company and Mr. Downes have amended the employment agreement, with the most recent amendment dated July 12, 2007 (the employment agreement and the amendments are collectively referred to as the "Downes Agreement"). Mr. Downes received a base salary of $691,500 in 2007, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Downes Agreement, Mr. Downes is entitled to an annual performance bonus equal to three percent (3%) of the pre-tax profits of the Company; provided, however, that any such bonus is contingent upon the Company's shareholders approving such bonus formula, which they have done. Under the Downes Agreement, the Company may grant Mr. Downes options or warrants to purchase the Company's Common Stock. Mr. Downes is also eligible for other benefits customarily provided by the Company to its executive employees and the Downes Agreement contains noncompete and nondisclosure provisions. In addition, in the event of a Change in Control of the Company (as defined in the Downes Agreement), the Company shall pay Mr. Downes an amount equal to 12 months base salary, plus the annual bonus paid for the preceding fiscal year. Also, effective January 1, 2009, if a Change in Control occurs, the Company shall pay Mr. Downes an amount equal to 2.99 times Mr. Downes' "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code. Further, in the event of a Change in Control, all options held by Mr. Downes vest and become immediately exercisable. The Downes Agreement expires on December 31, 2009 unless extended in writing by the Company.

      On October 11, 2006, the Company entered into an employment agreement (the "Lynch Agreement") with James M. Lynch, who has served as the Company's Executive Vice President and Chief Financial Officer since August 1998. Under the terms of the Lynch Agreement, Mr. Lynch will continue to serve in such capacity. Mr. Lynch received a base salary of $349,385 in 2007, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Lynch Agreement, Mr. Lynch is entitled to an annual performance bonus determined at the discretion of the Board of Directors of the Company; provided, however, that such bonus shall be no less than $50,000. Mr. Lynch is also eligible for other benefits customarily provided by the Company to its executive employees. The Lynch Agreement contains noncompete and nondisclosure provisions. If Mr. Lynch's employment is terminated (i) by the Company or a succeeding entity without Cause (as defined in the Lynch Agreement) or (ii) by Mr. Lynch for Good Reason (as defined in the Lynch Agreement) within one year following a Change in Control of the Company (as defined in the Lynch Agreement), then the Company shall pay Mr. Lynch an amount equal to the greater of Mr. Lynch's current base salary (x) through December 31, 2009 or (y) for period of twelve (12) months, and Mr. Lynch will also be entitled to receive payment for COBRA premiums. The Lynch Agreement expires on December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

      The following table sets forth information regarding outstanding equity awards held by each Named Executive Officer at fiscal year ended December 31, 2007.

--------------------------------------------------------------------------------
                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
--------------------------------------------------------------------------------
                                 OPTIONS AWARDS
--------------------------------------------------------------------------------
                    Number of Securities       Option
                   Underlying Unexercised     Exercise      Option Expiration
     Name            Options Exercisable        Price              Date
--------------------------------------------------------------------------------
Bradley Meier                     250,000          $1.63           5/7/08
--------------------------------------------------------------------------------
Bradley Meier                   1,500,000          $1.06          1/15/10(1)
--------------------------------------------------------------------------------
Bradley Meier                    250,000          $1.06           1/15/10(1)
--------------------------------------------------------------------------------
Bradley Meier                    150,000          $1.10           1/26/10
--------------------------------------------------------------------------------
Bradley Meier                      20,000          $0.70         12/12/10
--------------------------------------------------------------------------------
Bradley Meier                     325,000          $0.70         12/12/10
--------------------------------------------------------------------------------
Bradley Meier                     150,000          $0.60         12/21/11
--------------------------------------------------------------------------------
Bradley Meier                     700,000          $6.50          7/12/12
--------------------------------------------------------------------------------
Bradley Meier                   1,000,000          $0.06           3/4/14
--------------------------------------------------------------------------------
James Lynch                        25,000          $1.10          1/26/10
--------------------------------------------------------------------------------
James Lynch                        15,000          $0.70         12/12/10
--------------------------------------------------------------------------------
James Lynch                       100,000          $0.50         12/21/11
--------------------------------------------------------------------------------
James Lynch                        35,000          $6.50          7/12/12
--------------------------------------------------------------------------------
James Lynch                        25,000          $3.80          2/14/12
--------------------------------------------------------------------------------
Sean Downes                        15,000          $1.10          1/26/10
--------------------------------------------------------------------------------
Sean Downes                       100,000          $0.50         12/21/11
--------------------------------------------------------------------------------
Sean Downes                       350,000          $3.80          2/14/12
--------------------------------------------------------------------------------
Sean Downes                       700,000          $6.50          7/12/12
--------------------------------------------------------------------------------

(1) Expires on earlier of January 15, 2010 or is exercisable upon a Change in Control of the Company, as defined in the Option Agreement between Mr. Meier and the Company.

DIRECTOR COMPENSATION

      The following table sets forth the total compensation paid to non-employee members of the Board of Directors during the fiscal year ended December 31, 2007.



--------------------------------------------------------------------------
                        DIRECTOR COMPENSATION
--------------------------------------------------------------------------
       Name          Fees Earned or Paid in    Option Awards      Total
                              Cash
--------------------------------------------------------------------------
Joel M. Wilentz              $80,000             $107,016       $187,016
--------------------------------------------------------------------------
Norman M. Meier              $80,000             $107,016       $187,016
--------------------------------------------------------------------------
Reed J. Slogff               $80,000             $107,016       $187,016
--------------------------------------------------------------------------
Ozzie A. Schindler           $80,000             $142,632       $222,632
--------------------------------------------------------------------------


      In addition, the Company periodically reimburses the non-employee members of the Board of Directors for reasonable expenses incurred in attending meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth certain information with respect to all of the Company's equity compensation plans in effect as of fiscal year ended December 31, 2007.



------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Number of securities
                                                                                             remaining available for
                             Number of securities to be           Weighted-average           issuance under equity
                             issued upon exercise of              exercise price of          compensation plans
                             outstanding options, warrants        outstanding options,       (excluding securities reflected
Plan Category                and rights                           warrants and rights        in first column)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans              7,705,000                         $2.22                      N/A
approved by security holders
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                   -                               -                          -
holders
------------------------------------------------------------------------------------------------------------------------------------
Total                                  7,705,000                         $2.22                      N/A
------------------------------------------------------------------------------------------------------------------------------------


Descriptions of the plans are contained in Note 11 to the Consolidated Financial Statements.

SERIES M PREFERRED STOCK OWNED BY MANAGEMENT

      As of March 1, 2008, directors and named executive officers, individually and as a group, beneficially owned Series M Preferred Stock as follows:



Name and Address of        Amount and Nature of          Percent of Class
Beneficial Owner (1)       Beneficial Ownership          ----------------
--------------------       --------------------

Bradley I. Meier*(2)              48,890                        48.0%
Norman M. Meier* (3)              53,000                        52.0%
Officers and directors
  as a group
  (2 persons)(4)                  86,890                        98.0%


*     Director

(1) Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Series M Preferred Stock of the Company specified opposite his name. Unless otherwise indicated, the mailing address of each shareholder is c/o Universal Insurance Holdings, Inc., 1110 W. Commercial Blvd., Suite 100, Fort Lauderdale, FL 33309.

(2) Consists of (i) 33,890 shares of Series M Preferred Stock and (ii) 15,000 shares of Series M Preferred Stock beneficially owned by Belmer Partners, a dissolved Florida General Partnership ("Belmer"), of which Mr. Meier was a general partner. (See Item 11, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity
      Compensation Plan Information," and the section entitled "Series M Preferred Stock Held By Others" for a discussion of Belmer.) Excludes all shares of Series M Preferred Stock owned by Norman M. Meier and Phylis R. Meier, Mr. Meier's father and mother, respectively, as to which Mr. Meier disclaims beneficial ownership.

(3) Consists of (i) 38,000 shares of Series M Preferred Stock and (ii) 15,000 shares of Series M Preferred Stock beneficially owned by Belmer, of which Mr. Meier was a general partner. Excludes all shares of Series M Preferred Stock owned by Bradley I. Meier and Phylis R. Meier, Mr. Meier's son and former spouse, respectively, as to which Mr. Meier disclaims beneficial ownership.

(4)   See footnotes (1) - (3) above.

SERIES A PREFERRED STOCK OWNED BY MANAGEMENT

      As of March 1, 2008, directors and named executive officers, individually and as a group, beneficially owned Series A Preferred Stock as follows:

Name and Address of        Amount and Nature of          Percent of Class
Beneficial Owner (1)       Beneficial Ownership          ----------------
--------------------       --------------------

Norman M. Meier* (2)               9,975                        20%
Officers and directors             9,975                        20%
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

(2) Consists of 9,975 shares of Series A Preferred Stock beneficially owned by Belmer, of which Mr. Meier was a general partner. Excludes all shares of Series A Preferred Stock owned by Phylis R. Meier, Mr. Meier's former spouse, as to which Mr. Meier disclaims beneficial ownership.

(3)   See footnotes (1) - (2) above.

COMMON STOCK OWNED BY MANAGEMENT

      As of March 1, 2008, directors and Named Executive Officers, individually and as a group, beneficially owned Common Stock as follows:

Name and Address of        Amount and Nature of          Percent of Class
Beneficial Owner (1)       Beneficial Ownership(2)       ----------------
--------------------       -----------------------

Bradley I. Meier (3)              20,781,106                 52.1%
Sean P. Downes (4)                 3,437,490                  8.6%
Norman M. Meier (5)                  443,666                  1.1%
Reed J. Slogoff (6)                  282,447                  0.7%
Joel M. Wilentz (7)                  344,447                  0.9%
James M. Lynch (8)                   232,925                  0.6%
Ozzie A. Schindler (9)                70,000                  0.2%
Officers and directors
   as a group
   (7 people)(10)                 25,247,634                 63.3%


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

(3) Includes (i) options to purchase an aggregate of 4,345,000 shares of Common Stock; (ii) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock; (iii) an aggregate of 228,728 shares of

      Common Stock issuable upon conversion of Series A and Series M Preferred Stock beneficially owned by Belmer, of which Mr. Meier was a general partner; and (iv) the following shares of Common Stock which are subject to proxies granting voting power to Mr. Meier: (A) 333,792 shares owned by Phylis Meier, Mr. Meier's mother, (B) 666,540 shares owned by Norman Meier, Mr. Meier's father; (C) an additional 17,900 shares over which Mr. Meier has voting power; and (D) options to purchase an aggregate of 650,000 shares of Common Stock owned by Norman Meier, Mr. Meier's father, which are subject to a proxy granting voting power to Mr. Meier.

(4)   Includes  options to purchase  an  aggregate  of 700,000  shares of Common
      Stock.

(5) Includes (i) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock, and (ii) an aggregate of 228,728 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock beneficially owned by Belmer, of which Norman Meier was a general partner. Excludes (i) all securities owned by Bradley I. Meier or Phylis Meier, Norman Meier's son and former spouse, respectively, as to which Norman Meier disclaims beneficial ownership, and (ii) all securities owned by Norman Meier for which Norman Meier has granted voting power to his son, Bradley Meier.

(6) Includes options to purchase an aggregate of 165,000 shares of Common Stock, of which 50,000 are held in a custodial account for Mr. Slogoff's minor son.

(7)   Includes  options to purchase  an  aggregate  of 175,000  shares of Common
      Stock.

(8)   Includes  options to  purchase  an  aggregate  of 35,000  shares of Common
      Stock.

(9)   Consists of an option to purchase 70,000 shares of Common Stock.

(10)  See footnotes (1) - (9) above.

SERIES M PREFERRED STOCK HELD BY OTHERS

      As of March 1, 2008, the following table sets forth information regarding the number and percentage of Series M Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series M Preferred Stock:


                                      Amount and Nature of
Name and Address(1)                   Beneficial Ownership      Percent of Class
--------------------                 ---------------------      ----------------

Phylis R. Meier (2)                          16,800                  18.9%
Universal Insurance Holdings, Inc.
1110 West Commercial Boulevard
Fort Lauderdale, Florida 33309

Belmer Partners (3)                          15,000                  16.9%
c/o Phylis R. Meier
Managing General Partner
Universal Insurance Holdings, Inc.
1110 West Commercial Boulevard
Fort Lauderdale, Florida 33309

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

(3) Belmer was a Florida general partnership that was dissolved effective as of May 31, 2007. Phylis R. Meier was the managing general partner, and Bradley I. Meier, Norman M. Meier, Eric Meier and Lynda Meier were general partners, of Belmer. The 15,000 shares of the Company's Series M Preferred Stock beneficially owned by Belmer are currently being held by Phylis R. Meier in constructive trust for Phylis R. Meier, Bradley I. Meier, Norman
      M. Meier, Eric Meier and Lynda Meier, the former general partners of Belmer, until such shares are distributed to them.

SERIES A PREFERRED STOCK HELD BY OTHERS

      As of March 1, 2008, the following table sets forth information regarding the number and percentage of Series A Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Series A Preferred Stock:

                                      Amount and Nature of
Name and Address(1)                   Beneficial Ownership      Percent of Class
--------------------                 ---------------------      ----------------

Phylis R. Meier (2)                            9,975                 20.0%
Universal Insurance Holdings, Inc.
1110 West Commercial Boulevard
Fort Lauderdale, Florida 33309

Belmer Partners (3)                           30,000                 60.0%
c/o Phylis R. Meier
Managing General Partner
Universal Insurance Holdings, Inc.
1110 West Commercial Boulevard
Fort Lauderdale, Florida 33309


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

(3) Belmer was a Florida general partnership that was dissolved effective as of May 31, 2007. Phylis R. Meier was the managing general partner, and Bradley I. Meier, Norman M. Meier, Eric Meier and Lynda Meier were general partners, of Belmer. The 30,000 shares of the Company's Series A Preferred Stock beneficially owned by Belmer are currently being held by Phylis R. Meier in constructive trust for Phylis R. Meier, Bradley I. Meier, Norman
      M. Meier, Eric Meier and Lynda Meier, the former general partners of Belmer, until such shares are distributed to them.

COMMON STOCK HELD BY OTHERS

      As of March 1, 2008, the following table sets forth information regarding the number and percentage of Common Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                      Amount and Nature of
Name and Address                      Beneficial Ownership(1)   Percent of Class
----------------                      --------------------      ----------------

Martin Steinberg, Esq., as the
receiver for Lancer Offshore Inc.(2)        3,926,235               9.7 %
c/o David E. Wells, Esq.
Hunton & Williams LLP
1111 Brickell Avenue,  Suite 2500
Miami, FL 33131


Invesco Ltd. (3)                            2,950,555               7.4%
1360 Peachtree Street NE
Atlanta, GA 30309


(1) A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options or conversion of Series A and Series M Preferred Stock or convertible debt. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants, stock options, Series A and Series M Preferred Stock and convertible debt that are held by such a person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised or converted.

(2) Consists of 3,926,235 shares of Common Stock as indicated on stockholders list as of February 29, 2008 obtained from stock transfer agent.

(3) Based on information contained in a report on Schedule 13G that Invesco Ltd. filed with the SEC, which contained information as of December 31, 2007. According to such filing, Invesco Ltd. through its subsidiaries provides investment management services to institutional and individual investors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO and Senior Vice President of the Company. During 2007 and 2006, the Company expensed claims adjusting fees of $675,237 and $829,208, respectively, to Downes and Associates.

Transactions between the Company and its affiliates are on terms no less favorable to the Company than can be obtained from third parties on an arms' length basis. Transactions between the Company and any of its executive officers or directors require the approval of a majority of disinterested directors.

ITEM 13. EXHIBITS

EXHIBITS

3.1   Registrant's Amended and Restated Certificate of Incorporation, as amended
      (1)

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

10.7 Employment Agreement, dated October 11, 2006, between James M. Lynch and Universal Insurance Holdings, Inc. (8)

10.8 Employment Agreement, dated as of January 1, 2005, between Sean Downes and Universal Insurance Holdings, Inc.

11.1  Statement Regarding Computation of Per Share Income

14.1  Code of Business Conduct and Ethics (7)

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

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2003

(7)   Incorporated  by  reference  to the  Registrant's  Annual  Report  on Form
      10-KSB,  filed with the  Securities  and Exchange  Commission on March 30,
      2007.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on August 24, 2007





ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees for the fiscal years ended December 31, 2007 and December 31, 2006 were $341,000 and $260,000, respectively.

AUDIT RELATED FEES

Audit related fees for the fiscal years ended December 31, 2007 and December 31, 2006 were $28,000 and $0, respectively.

TAX FEES

Tax fees for the fiscal years ended December 31, 2007 and December 31, 2006 were $37,000 and $33,500, respectively.

ALL OTHER FEES

All other fees for products and services provided by the Company's principal accountant for the fiscal years ended December 31, 2007 and December 31, 2006 were $0.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF THE INDEPENDENT AUDITOR

All audit related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Blackman Kallick LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                       UNIVERSAL INSURANCE HOLDINGS, INC.


Dated: March 14, 2008      By:   /s/ Bradley I. Meier
                                 -------------------------------------------
                                 Bradley I. Meier, President and
                                 Chief Executive Officer

                                 /s/ James M. Lynch
                                 -------------------------------------------
                                 James M. Lynch, Chief Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bradley I. Meier      President, Chief Executive              March 14, 2008
--------------------
Bradley I. Meier          Officer and Director

/s/ Sean P. Downes        Senior Vice President, Chief            March 14, 2008
------------------
Sean P. Downes            Operating Officer and Director

/s/ James M. Lynch        Executive Vice President and            March 14, 2008
------------------
James M. Lynch            Chief Financial Officer

/s/ Norman M. Meier       Director                                March 14, 2008
-------------------
Norman M. Meier

/s/ Ozzie A. Schindler    Director                                March 14, 2008
----------------------
Ozzie A. Schindler

/s/ Reed J. Slogoff       Director                                March 14, 2008
-------------------
Reed J. Slogoff

/s/ Joel M. Wilentz       Director                                March 14, 2008
-------------------
Joel M. Wilentz

              UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet - December 31, 2007...............................F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2007 and 2006...................................................F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2007 and 2006.............................................F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006...................................................F-6

Notes to Consolidated Financial Statements............................F-7 - F-26

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheet of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.


/s/ Blackman Kallick LLP

Chicago, Illinois
March 14, 2008

              UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2007
                                  (Unaudited)

                                     ASSETS
 Cash and cash equivalents                                  $214,745,606
 Real estate, net                                              3,392,827
 Prepaid reinsurance premiums                                172,672,795
 Reinsurance recoverables                                     46,399,265
 Premiums and other receivables, net                          38,045,097
 Property and equipment, net                                     874,430
 Deferred income taxes                                        14,202,956
 Other assets                                                    400,164
                                                            ------------
 Total assets                                               $490,733,140
                                                            ============

                     LIABILITIES AND STOCKHOLDERS'  EQUITY

 LIABILITIES:
 Unpaid losses and loss adjustment expenses                  $68,815,500
 Unearned premiums                                           254,741,198
 Deferred ceding commission, net                               2,122,269
 Accounts payable                                              2,972,147
 Reinsurance payable, net                                     33,888,350
 Dividends payable                                             3,241,145
 Other accrued expenses                                       16,339,082
 Other liabilities                                            11,035,444
 Loans payable                                                     2,820
 Long-term debt                                               25,000,000
                                                            ------------
 Total liabilities                                           418,157,955
                                                            ============

 STOCKHOLDERS' EQUITY:
 Cumulative convertible preferred stock,
   $.01 par value, 1,000,000 shares
   authorized, 138,640 shares issued and
   outstanding, minimum liquidation
   preference of $1,419,700                                       1,387
 Common stock, $.01 par value, 55,000,000
   shares authorized, 39,307,103
   shares issued and 36,012,729
   shares outstanding                                            393,072
 Common stock in treasury, at cost - 394,374 shares             (974,746)
 Common stock held in trust, at cost - 2,900,000 shares       (2,349,000)
 Additional paid-in capital                                   24,779,798
 Retained earnings                                            50,724,674
                                                            ------------
 Total stockholders' equity                                   72,575,185
                                                            ------------
 Total liabilities and stockholders' equity                 $490,733,140
                                                            ============


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                                                                 Year Ended

                                                                 December 31, 2007          December 31, 2006
PREMIUMS EARNED AND OTHER REVENUES
   Direct premiums written                                    $          498,748,778      $        371,754,514
   Ceded premiums written                                               (358,405,016)             (230,718,709)
                                                            --------------------------  ------------------------
   Net premiums written                                                  140,343,762               141,035,805
   Decrease (increase) in net unearned premiums                           14,074,690               (86,899,853)
                                                            --------------------------  ------------------------
   Premiums earned, net                                                  154,418,452                54,135,952
   Net investment income                                                  10,410,259                 3,986,414
   Commission revenue                                                     22,222,007                 6,714,511
   Other revenue                                                           1,463,763                   310,873
                                                            --------------------------  ------------------------
            Total premiums earned and other revenues                     188,514,481                65,147,750
                                                            --------------------------  ------------------------

OPERATING COSTS AND EXPENSES
   Losses and loss adjustment expenses                                    59,799,670                24,940,879
   General and administrative expenses                                    39,165,022                13,485,562
                                                            --------------------------  ------------------------
            Total operating costs and expenses                            98,964,692                38,426,441
                                                            --------------------------  ------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         $           89,549,789      $         26,721,309
                                                            --------------------------  ------------------------
   Income taxes, current                                                  41,078,701                17,541,697
   Income taxes, deferred                                                 (5,531,200)               (8,064,457)
                                                            --------------------------  ------------------------
            Income taxes, net                                             35,547,501                 9,477,240
                                                            --------------------------  ------------------------

INCOME FROM CONTINUING OPERATIONS                             $           54,002,288      $         17,244,069

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                                               -                   (93,136)
   Provision for income tax expense                                                -                    35,927
            Total loss from discontinued operations                                -                   (57,209)
                                                            --------------------------  ------------------------

NET INCOME                                                    $           54,002,288      $         17,186,860
                                                            ==========================  ========================

INCOME PER COMMON SHARE:
   Basic net income from continuing operations                $                 1.52      $               0.50
   Basic net income from discontinued operations              $                    -      $                  -
                                                            --------------------------  ------------------------
            Basic net income per share                        $                 1.52      $               0.50
                                                            ==========================  ========================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                                                     35,550,503                34,409,415
                                                            ==========================  ========================

INCOME PER COMMON SHARE
   Diluted net income from continuing operations              $                 1.31      $               0.44
   Diluted net income from discontinued operations            $                    -      $                  -
                                                            --------------------------  ------------------------
            Diluted net income per share                      $                 1.31      $               0.44
                                                            ==========================  ========================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                                                   41,360,020                 39,078,643
                                                            ==========================  ========================

CASH DIVIDEND DECLARED PER COMMON SHARE                       $                 0.24      $               0.18
                                                            ==========================  ========================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                         UNIVERSAL INSURANCE HOLDINGS, INC.

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                 Year Ended December 31, 2007         Year Ended December 31, 2006
                                                 ----------------------------         ----------------------------
                                              Shares              Amount              Shares             Amount
                                              ------              ------              ------             ------
PREFERRED STOCK
Balance, beginning of period                   138,640       $          1,387          138,640     $       $ 1,387

                                        ---------------      -----------------   --------------   ----------------
Balance, end of period                         138,640                  1,387          138,640               1,387
                                        ===============      -----------------   ==============   ----------------
COMMON STOCK

Balance, beginning of period                38,057,103                380,572       36,463,219             315,037
Issuance of common stock                     1,250,000                 12,500        1,593,884              65,535

                                        ---------------      -----------------   --------------   ----------------
Balance, end of period                      39,307,103                393,072       38,057,103             380,572
                                        ===============      -----------------   ==============   -----------------
TREASURY STOCK
Balance, beginning of period                   208,645               (101,820)         208,645            (101,820)
Acquisition of treasury stock                  185,729               (872,926)               0                   0

                                        ---------------      -----------------   --------------   ----------------
Balance, end of period                         394,374               (974,746)         208,645            (101,820)
                                        ===============      -----------------   ==============   -----------------

STOCK GRANTOR TRUST
Balance, beginning of period                 2,900,000             (2,349,000)       2,900,000          (2,349,000)

                                        ---------------      -----------------   --------------   ----------------
Balance, end of period                       2,900,000             (2,349,000)       2,900,000          (2,349,000)
                                        ===============      =================   ==============   ================

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                       18,726,387                           17,504,331
Issuance of common stock                                            3,922,851                            1,222,056
Tax benefit on exercise of stock options                            2,130,560                                    0
                                                             -----------------                    ----------------
Balance, end of period                                             24,779,798                           18,726,387
                                                             -----------------                    ----------------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of period                                        5,390,392                           (5,488,807)

Net income                                                         54,002,288                           17,182,439
Preferred stock dividend                                              (49,950)                             (49,950)
Common stock dividend                                              (8,618,056)                          (6,253,290)

                                                             -----------------                    ----------------
Balance, end of period                                             50,724,674                            5,390,392
                                                             -----------------                    ----------------

Total stockholders' equity                                       $ 72,575,185                          $22,047,918
                                                             =================                    =================


              The accompanying notes are an integral part of the consolided financial statements.

                               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended         Year Ended
                                                                            December 31, 2007  December 31, 2006
                                                                            -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $    54,002,288      $    17,186,860
Adjustments to reconcile net income  to cash provided by operations:
      Allowance for doubful accounts                                               223,681              568,766
      Amortization and depreciation                                                371,663              358,411
      Loss on disposal of assets                                                    37,629               15,122
      Issuance of common stock                                                   3,089,351            1,238,338
      Deferred taxes                                                            (5,531,200)          (8,064,457)
      Tax benefit on exercise of stock options                                  (1,857,907)                   -
Net change in assets and liabilities relating to operating activities:
      Reinsurance recoverables                                                  29,155,464            4,736,379
      Prepaid reinsurance premiums                                             (38,469,621)         (92,556,414)
      Premiums and other receivables                                           (13,974,125)         (19,238,882)
      Deferred acquisition costs, net                                            2,106,116           (2,106,116)
      Other assets                                                                (382,440)             925,946
      Reinsurance payable                                                      (68,968,729)          58,404,726
      Deferred ceding commission, net                                            2,122,269           (1,043,544)
      Other liabilities                                                          6,506,344            3,521,271
      Accounts payable                                                             246,098            1,846,604
      Taxes payable                                                            (13,298,935)          15,285,828
      Other accrued expenses                                                     1,513,479           10,340,148
      Unpaid losses and loss adjustment expenses                                19,250,986          (17,435,442)
      Unearned premiums                                                         24,394,932          179,456,261
                                                                           ----------------    -----------------
Net cash provided by operating activities - continuing operations                  537,343          153,439,805
Net cash used in operating activities - discontinued operations                        -                (55,596)
                                                                           ----------------    -----------------
Net cash provided by operating activities                                          537,343          153,384,209
                                                                           ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                        (545,364)             (36,706)
      Building improvements                                                       (259,210)            (230,936)
                                                                           ----------------    -----------------
Net cash used in investing activities - continuing operations                     (804,574)            (267,642)
Net cash provided by investing activities - discontinued operations                -                     51,524
                                                                           ----------------    -----------------
Net cash used in investing activities                                             (804,574)            (216,118)
                                                                           ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Preferred stock dividend                                                     (49,950)             (49,950)
      Common stock dividend                                                     (7,279,767)          (4,505,867)
      Issuance of common stock                                                     846,000               49,251
      Acquisition of treasury stock                                               (872,926)                 -
      Tax benefit on exercise of stock options                                   1,857,907                  -
      Repayments of loans payable                                              (12,378,724)            (770,543)
      Proceeds from loans payable                                                      -             37,000,000
Minority interest                                                                      -                (39,421)
                                                                           ----------------    -----------------
Net cash (used in) provided by financing activities - continuing operations    (17,877,460)          31,683,470
                                                                           ----------------    -----------------
Net cash (used in) provided by financing activities                            (17,877,460)          31,683,470
                                                                           ----------------    -----------------
NET INCREASE IN CASH AND CASH                                                  (18,144,691)         184,851,561
EQUIVALENTS

CASH AND CASH EQUIVALENTS, Beginning of year                                   232,890,297           48,038,736
                                                                           ----------------    -----------------
CASH AND CASH EQUIVALENTS, End of year                                        $214,745,606         $232,890,297
                                                                           ================    =================
Non-cash items:
      Dividends payable                                                       $  3,241,145           $1,902,855
                                                                           ===============     =================



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

In February 1998, the Company commenced its insurance business. Since then the Company has developed into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998, and became licensed by the Florida Department of Insurance on August 17, 1998 and contracted with UPCIC on September 28, 1998 as the Company's wholly owned managing general agent ("MGA"). Through the MGA, the Company has underwriting and claims authority for UPCIC. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC's products through the Company's distribution network and UPCIC.

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

      Blue Atlantic Reinsurance Corporation ("BAR") was incorporated in Florida on November 9, 2007 as a wholly owned subsidiary of the Company to be a reinsurance intermediary broker. BAR became licensed by the OIR as a reinsurance intermediary broker on January 4, 2008.

      In September 2006, the Company initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc.

("Sterling"), from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling's book value. The Company received approval of the acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

ONLINE COMMERCE OPERATIONS

During 2006, the Company decided to discontinue its online commerce operations and focus on its core operations.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Universal Insurance Holdings, Inc., its wholly owned subsidiary, Universal Property & Casualty Insurance Co. and other wholly owned entities, Atlas Florida Financial Corporation, parent of Atlas Premium Finance Company (formerly known as Sterling Premium Finance Company), Atlas Premium Finance Company and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. Prior to the Company's decision to discontinue online commerce operations, the Company and its subsidiaries operated principally in two business segments consisting of insurance and online commerce during each period reported in the accompanying consolidated financial statements, based upon management reporting.

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

CASH AND CASH EQUIVALENTS.   The Company includes in cash equivalents all short-
term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less.

PREMIUMS RECEIVABLE. Written premiums are earned into income on a pro rata basis over the policy term. Accordingly, unearned premiums represent the portion of written premiums that is applicable to the unexpired risk. Generally, premiums are collected prior to providing risk coverage, minimizing the Company's exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience. As of December 31, 2007, the Company had recorded an allowance for doubtful accounts in the amount of $832,660.

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

RECOGNITION OF PREMIUM REVENUES. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future is deferred and reported as unearned premiums. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. In the event policyholders cancel their policies, unearned premiums represent amounts that UPCIC would refund policyholders. Accordingly, UPCIC determines unearned premiums by calculating the pro rata amount that would be due to the policyholders at a given point in time based upon the premiums owed over the life of each policy. As of December 31, 2007, the Company has direct unearned premiums of $254,741,198.

RECOGNITION OF COMMISSION REVENUE. Commission revenue, which is comprised of the MGA's policy fee income on all new and renewal insurance policies and commissions generated from agency operations is recognized as income upon policy inception. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

DEFERRED POLICY ACQUISITION COSTS/DEFERRED CEDING COMMISSIONS. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies to which they are related. Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies. Deferred policy acquisition costs and deferred ceding commissions are netted for balance sheet presentation purposes.

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

PROVISION FOR PREMIUM DEFICIENCY. It is the Company's policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accrual for premium deficiency was considered necessary as of December 31, 2007.

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

INCOME TAXES. Income tax provisions are based on the asset and liability method. Deferred federal and state income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, net of valuation allowance. The Company reviews its deferred tax assets for recoverability. At December 31, 2007, the Company determined that the benefit of its deferred tax assets was fully realizable and, therefore, no valuation allowance was recorded.

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

      Long-term debt and loans payable are held at carrying value, which approximates fair value as of December 31, 2007.

CONCENTRATIONS OF CREDIT RISK. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, premiums receivable and reinsurance recoverables. Concentrations of credit risk with respect to cash on deposit are limited by the Company's policy of investing excess cash in a money market account and repurchase agreements of US Government and US Government Agency securities with major national banks. These accounts are held by Wachovia Bank, N.A. and SunTrust Banks, Inc. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of individuals comprising the Company's customer base. However, the majority of the Company's revenues are currently derived from products and services offered to customers in Florida, which could be adversely affected by economic downturns, an increase in competition or other environmental changes. In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly evaluates the financial strength of all reinsurers used.

STOCK OPTIONS. The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares as of the grant date. Prior to January 1, 2006 the Company elected to apply Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options granted to employees and directors, and SFAS No. 123 Accounting for Stock-Based Compensation, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company's employee and director stock options equal the market price of underlying stock on the date of the grant, no compensation expense was recognized. The Company expensed the fair value (determined as of the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123
(R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company's income before income taxes and net income for the year ended December 31, 2007 are $2,781,017 and $1,708,240 lower, respectively, than if it had continued to account for share-based compensation under APB 25. In addition, during the year ended December 31, 2007, the Company issued restricted common stock valued at $925,000 as compensation. This expense is being recognized over a three-year vesting period which commenced March 14, 2007.

STATUTORY ACCOUNTING. UPCIC prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the Office of Insurance Regulation of the State of Florida. Effective January 1, 2001, the Office of Insurance Regulation of the State of Florida required that insurance companies domiciled in the State of Florida prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual (the "Manual"), as modified by the Office of Insurance Regulation of the State of Florida. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC as of December 31, 2007, and the results of its operations and its cash flow, for the year then ended have been determined in accordance with statutory accounting principles, but adjusted to accounting principles generally accepted in the United States of America (GAAPUSA) for purposes of these financial statements. These principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from GAAPUSA.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 and the adoption had a negligible impact on the Company's results of operation and financial position. The Company accrued interest and penalties for the underpayment of estimated federal and state income tax in accordance with the provisions of the relevant tax law. Interest and penalties are classified in the financial statements as income taxes.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

NOTE 3 - REINSURANCE

UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2007 was approximately $75.3 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

QUOTA SHARE

Effective June 1, 2006, UPCIC entered into a quota share reinsurance treaty with Everest Re. Under the quota share treaty, through May 31, 2007, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk with a ceding commission equal to 28% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of $25,000,000 and a limitation of $55,000,000 for losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services ("PCS").

Effective June 1, 2007, UPCIC entered into a quota share reinsurance treaty agreement with Everest Re. Under the quota share treaty, through May 31, 2008, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk with a ceding commission equal to 31% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of 40% of Gross Premiums Earned, not to exceed $100,000,000, and a limitation of 112% of Gross Premiums Earned, not to exceed $280,000,000, for losses arising out of events that are assigned a catastrophe serial number by the PCS.

EXCESS PER RISK

Effective June 1, 2007 through May 31, 2008 and June 1, 2006 through May 31, 2007, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $5,200,000 aggregate limit applies to the term of the contract.

Effective June 1, 2007 through May 31, 2008 and June 1, 2006 through May 31, 2007, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 for each property loss. A $2,100,000 aggregate limit applies to the term of the contract.

EXCESS CATASTROPHE

Effective June 1, 2006 through May 31, 2007, UPCIC's excess catastrophe reinsurance agreement provides three layers of excess catastrophe coverage of $76,000,000 in excess of $25,000,000 as follows:

         First Layer                              Second Layer                             Third Layer
         -----------                              ------------                             -----------
Coverage $32,000,000 in excess of $25,000,000     $18,000,000 in excess of $57,000,000     $26,000,000 in excess of $75,000,000
         each loss occurrence (placed 100%)       each loss occurrence (placed 100%)       each loss occurrence (placed 100%)

Deposit  $14,720,000                              $6,210,000                               $6,240,000
premium
(100%)

Minimum  $13,248,000                              $5,589,000                               $5,616,000
premium
(100%)

Premium  0.074%                                   0.031%                                   0.031%
rate -%
of
total
insured
value


Effective June 1, 2007 through May 31, 2008, UPCIC's excess catastrophe reinsurance program provide five layers of excess catastrophe coverage of $576,000,000 in excess of $100,000,000 as follows:

           First Layer                Second Layer              Third Layer   Fourth Layer               Fifth Layer
           -----------                ------------              -----------   ------------               -----------
Coverage   $102,300,000 in excess of  $58,800,000 in excess of  $44,500,000   $220,400,000 in excess of  $150,000,000 in excess of
           $100,000,000 each loss     $202,300,000 each loss    in excess of  $305,600,000 each loss     $526,000,000 each loss
           occurrence                 occurrence                $261,100,000  occurrence                 occurrence
           (placed 100%)              (placed 100%)             each loss     (placed 100%)              (placed 100%)
                                                                occurrence
                                                                (placed 100%)
Deposit    $40,920,000                $14,994,000               $6,675,000    $29,754,000                $20,833,332
premium

Minimum    $36,828,000                $13,494,600               $6,007,500    $26,778,600                $20,833,332
premium

Premium    0.054891%                  0.020113%                 0.008954%     0.039913%                  0.027946%
rate -% of
total
insurance
value


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

Effective June 1, 2007 through May 31, 2008, UPCIC purchased a reinstatement premium protection contract which reimburses the Company for its cost to reinstate the first $426,000,000 (part of $576,000,000) of catastrophe coverage in excess of $100,000,000.

Effective June 1, 2006, UPCIC obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of the Company's net retention through three catastrophe events, including hurricanes, as follows:

         2[nd] Event                     2[nd]/3[rd] Event               3[rd] Event                 2[nd] Layer 3[rd]
         -----------                     -----------------               -----------                 -----------------
                                                                                                     Event
                                                                                                     -----
Coverage $11,250,000 in excess of        $11,250,000 in excess of        $6,750,000 in excess of     $11,250,000 in excess of
         $13,750,000 each loss           $13,750,000 each loss           $7,000,000 each loss        $13,750,000 each loss
         occurrence subject to an        occurrence subject to an        occurrence subject to an    occurrence subject to an
         otherwise recoverable amount of otherwise recoverable amount of otherwise recoverable       otherwise recoverable amount of
         $11,250,000 (placed 17.5%)      $11,250,000 (placed 12.5%)      amount of $13,500,000       $22,500,000 (placed 37.5%)
                                                                         (placed 50%)

Deposit  $1,800,000                      $3,037,500                      $1,012,500                  $1,518,750
premium
(100%)

Minimum  $1,620,000                      $2,733,750                      $911,250                    $1,366,875
premium
(100%)

Premium  0.009%                          0.015%                          0.005%                      0.00759%
rate -%
of total
insured
value


Also, effective June 1, 2007, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of the Company's net retention through three catastrophe events including hurricanes, in three separate contracts, as follows:

           2[nd] Event                                     3[rd] Event - Contract #1           3[rd] Event - Contract #2
           -----------                                     -------------------------           -------------------------
Coverage   $71,400,000 in excess of $28,600,000 each loss  $81,400,000 in excess of            $81,400,000 in excess of
           occurrence subject to an otherwise recoverable  $18,600,000 each loss occurrence    $18,600,000 each loss occurrence
           amount of $71,400,000 (placed 50%)              subject to an otherwise recoverable subject to an otherwise recoverable
                                                           amount of $162,800,000              amount of $162,800,000
                                                           (placed 25%)                        (placed 25%)

Deposit    $13,923,000                                     $7,936,500                          $8,954,000
premium
(100%)

Minimum    $12,530,000                                     $7,142,850                          $8,058,600
premium
(100%)

Premium    0.018677%                                       0.010646%                           0.012011%
rate -% of
total
insurance
value


UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund ("FHCF"), which is administered by the Florida State Board of Administration
(SBA). Under the reimbursement agreement, FHCF would reimburse the Company, with respect to each loss occurrence during the contract year for 90% of the ultimate loss paid by the Company in excess of the Company's retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2006 to May 31, 2007, the Fund has provided coverage of 90% of $241,644,867 in excess of $81,363,626. The premium for this coverage was $15,432,459. For the contract year June 1, 2007 to May 31, 2008, the SBA made available through the 2007 passage of House Bill 1A an additional $12 billion (Temporary Increase in Coverage Limit - TICL) of Florida Hurricane Catastrophe Fund coverage for the 2007 wind season. UPCIC purchased both the traditional FHCF coverage as well as the TICL FHCF coverage for the contract year June 1, 2007 to May 31, 2008 which provided coverage of 90% of $1,065,387,373 in excess of $208,693,813. The premium for this coverage was $42,838,076.

Also at June 1, 2006 and June 1, 2007, the FHCF made available, and the Company obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program, such as UPCIC. This particular layer of coverage at June 1, 2006 was $10,000,000 in excess of $3,750,000. The premium for this coverage was $5,000,000. This particular layer of coverage at June 1, 2007 was $10,000,000 in excess of $18,600,000. The premium for this coverage was $5,000,000.

In 2007, UPCIC also purchased Florida Hurricane Catastrophe Fund Recovery Shortfall Reinsurance in the event the Florida Hurricane Catastrophe Fund cannot fulfill its payment obligations for the 2007-2008 Hurricane Season.

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

The preceding reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:



                   Year Ended December 31, 2007                                     Year Ended December 31, 2006
                   ----------------------------                                     ----------------------------

          Premiums      Premiums             Loss and Loss             Premiums      Premiums             Loss and Loss
          Written        Earned               Adjustment               Written        Earned               Adjustment
          -------        ------               ----------               -------        ------               ----------
                                               Expenses                                                     Expenses
                                               --------                                                     --------
Direct   $498,748,778  $474,353,847          $112,937,522           $371,754,514     $192,298,253           $70,704,156
Ceded   (358,405,016) (319,935,395)           (53,137,852)         (230,718,709)    (138,162,301)          (45,763,277)
        ------------- -------------          ------------          -------------    -------------          ------------
Net      $140,343,762  $154,418,452           $59,799,670           $141,035,805      $54,135,952           $24,940,879
        ============= =============          ============          =============    =============          ============


Other amounts:

                                                                              December 31, 2007
                                                                              -----------------
Reinsurance recoverable on unpaid losses and loss adjustment expenses               $37,587,445
Reinsurance recoverable on paid losses                                                8,811,820
                                                                          ---------------------
Reinsurance recoverables                                                            $46,399,265
                                                                          =====================


Prepaid reinsurance premiums                                                       $172,672,795
                                                                          =====================
Reinsurance payable, net                                                            $33,888,350
                                                                          =====================


Reinsurance payable, as of December 31, 2007, has been reduced by $5,602,526 which represents ceding commissions due from reinsurers and $42,290,644 which represents inuring premiums receivable. The Company has determined that a right of offset, as defined in FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," exists between the Company and its reinsurers, under its quota share reinsurance treaties.

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

The Company may also be subject to assessments by Citizens Property Insurance Corporation ("Citizens"), the state-run insurer of last resort and the FHCF as a result of operating deficiencies related to windstorm catastrophes. In addition, the Company is subject to assessments by the Florida Insurance Guaranty Association, as a result of other company insolvencies. Under current regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

On August 17, 2005 the Board of Governors of Citizens authorized the levying of a regular assessment on assessable insurers to recoup the 2004 Plan Year Deficit incurred in the High Risk Account. The assessment is based upon the Company's share of direct written premium for the subject lines of business in the State of Florida for the calendar year preceding the plan year in which the deficit occurred. UPCIC's participation in this assessment totaled $203,300. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. UPCIC completed the recoupment of this assessment in 2006.

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

On September 14, 2006, the Board of Governors of Citizens authorized the levying of a regular assessment on assessable insurers to recoup the 2005 Plan Year Deficit incurred in the High Risk Account. The assessment is based upon UPCIC's share of direct written premium for the subject lines of business in the State of Florida for the calendar year preceding the plan year in which the deficit occurred. UPCIC's participation in this assessment totaled $263,650. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and began implementing the recoupment in connection with this assessment in 2007.

During its meeting on December 14, 2006, the Board of Directors of FIGA determined the need for an emergency assessment upon its member companies. The Board decided on an emergency assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premiums of $11.2 billion, this would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and began implementing the recoupment in connection with this assessment in 2007.

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

NOTE 4 - INVESTMENTS

Major categories of net investment income are summarized as follows:

                                                              Year Ended                Year Ended
                                                           December 31, 2007         December 31, 2006
                                                           -----------------         -----------------
Investment income on cash and cash equivalents                   $10,606,881                $4,259,399
Investment expense                                                   196,622                   272,985
                                                                     -------                   -------
      Net investment income                                      $10,410,259                $3,986,414
                                                                 ===========                ==========


As of December 31, 2007, the Company's investments consisted entirely of cash and cash equivalents with a value of $214,745,606. Cash is comprised of accounts with an aggregate carrying value $176,350,298 as of December 31, 2007, which is primarily invested daily in overnight repurchase agreements of U.S. government and U.S. government agency securities. Cash equivalents is comprised of a money market account with carrying value of $36,895,308 and short-term investment with a carrying value of $1,500,000 on deposit with regulatory authorities.

As of   December 31, 2007, the Company had no available-for-sale or held-to-
maturity securities.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, as of December 31, 2007, consisted of the following:


                Computers                                $22,321
                Furniture                                276,372
                Automobiles                              437,369
                Software                               1,075,922
                                                       ---------
                Total cost                             1,811,984

                Less: accumulated depreciation         (937,554)
                                                       ---------
                Property plant and equipment, net       $874,430
                                                       =========

Depreciation and amortization of property and equipment was $348,611 and $373,533 during 2007 and 2006, respectively.

Real estate, as of December 31, 2007, consisted of the following:

                Land                                    $270,000
                Building                               1,410,000
                Capital improvements                   2,004,373
                                                       ---------
                Total cost                             3,684,373

                Less: accumulated depreciation         (291,546)
                                                       ---------
                Property plant and equipment, net     $3,392,827
                                                       =========


Depreciation of real estate was $119,446 and $118,932 during 2007 and 2006, respectively.

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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC's policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During 2007 and 2006, the Company did not experience any catastrophic events. UPCIC's in-force policyholder coverage for windstorm exposures as of December 31, 2007 was approximately $75.3 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 3.

Management believes that the liabilities for claims and claims expense as of December 31, 2007 are appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company's financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company's financial statements.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                         Year Ended            Year Ended
                                      December 31, 2007     December 31, 2006
                                      -----------------     -----------------

  Balance at beginning of year             $49,564,514           $66,999,956

  Less reinsurance recoverable             (32,369,504)          (60,859,231)

  Net balance at beginning of year          17,195,010             6,140,725
                                       ---------------       ---------------

  Incurred related to:
  Current year                              47,793,338             9,246,922
  Prior years                               12,006,332            15,693,957
                                       ---------------       ---------------
  Total incurred                            59,799,670            24,940,879
                                       ---------------       ---------------

  Paid related to:
  Current year                              25,713,314             4,453,684
  Prior years                               20,053,311             9,432,910
                                       ---------------       ---------------
  Total paid                                45,766,625            13,886,594

  Net balance at end of year                31,228,055            17,195,010
  Plus reinsurance recoverable              37,587,445            32,369,504

  Balance at end of year                   $68,815,500           $49,564,514
                                       ===============       ===============


The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2007 were increased in the current year by $12,006,332 for claims that had occurred on or before the prior year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004 and as a result of actual loss development on prior year non-catastrophe losses emerging less favorably than expected. The Company's liabilities for unpaid losses and LAE, net of related reinsurance recoverables, as of December 31, 2006 were increased during 2006 by $15,693,957 for claims that had occurred on or before the previous year balance sheet date. This unfavorable loss emergence resulted principally from higher than expected hurricane losses in 2004. There can be no assurance that the Company's unpaid losses and LAE will not develop redundancies or deficiencies and possibly differ materially from the Company's unpaid losses and LAE as of December 31, 2007. In the future, if the unpaid losses and LAE develop redundancies or deficiencies, such redundancy or deficiency would have a positive or adverse impact, respectively, on future results of operations.

NOTE 7 - LOANS PAYABLE

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration under Florida's Insurance Capital Build-Up Incentive Program. Given the proximity of the loan origination date to the balance sheet date, the carrying value of the note was deemed to approximate its fair value as of December 31, 2007. Under the program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the State Board of Administration matched UPCIC's funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $98.7 million. The $25.0 million is invested in a treasury money market account.

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

An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note. As of December 31, 2007, the Company is in compliance with each of the aforementioned loan covenants except for the Minimum Writing Ratio.

       If UPCIC failed to increase its writing ratio for two consecutive quarters prior to June 1, 2007, failed to obtain the 2:1 Minimum Writing Ratio by June 1, 2007, or drops below the 2:1 Minimum Writing Ratio once it is obtained for two consecutive quarters, the interest rate on the surplus note will increase during such deficiency by 25 basis points if the resulting writing ratio is between 1.5:1 and 2:1 and the interest rate will increase by 450 basis points if the writing ratio is below 1.5:1. If the writing ratio remains below 1.5:1 for three consecutive quarters after June 1, 2007, UPCIC must repay a portion of the surplus note so that the Minimum Writing Ratio will be obtained for the following quarter. As of September 30, 2007 and December 31, 2007, the Company's net written premium to surplus ratios were 1.83:1 and 1.42:1 respectively, as defined under the terms of the surplus note agreement. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of December 31, 2007, the Company's net written premium to surplus ratio, as defined under the surplus note agreement, was below 1.5:1. If the Company's net written premium to surplus ratio remains below 1.5:1 for two additional calendar quarters (i.e., through June 30, 2008), the Company will be required to repay a portion of the principal balance under the surplus note agreement. The Company expects to meet or exceed a ratio of 1.5:1 by June 30, 2008 and, therefore, does not expect to repay any portion of the $25,000,000 principal balance of the surplus note during 2008.

To meet its matching obligation under the Insurance Capital Build-Up Incentive Program, on November 3, 2006, the Company entered into a Secured Promissory Note with Benfield Greig (Holdings), Inc. in the aggregate principal amount of $12 million. Interest on the note accrued at the rate of 12.75% per annum. The outstanding principal was due in six monthly installments of $1.5 million and a final seventh monthly installment of the remaining balance plus all accrued interest under the terms of the note starting on January 31, 2007 and ending on July 31, 2007. In connection with the loan, the Company and its subsidiaries appointed Benfield as their reinsurance intermediary for all of their reinsurance placements for the contract year beginning on June 1, 2007. The Company made all payments under the note in a timely manner and paid the final installment on July 18, 2007. Under the terms of the note, Benfield Greig (Holdings), Inc. agreed to refund a portion of the interest paid on the note if the Company fulfilled all its material obligations under the related broker agreements. On July 27, 2007, the Company received a refund of interest from Benfield Greig (Holdings), Inc. in the amount of $280,500 that reduced the effective interest rate on the note to 8.25% per annum.

In November 2007, the Company commenced offering premium finance services through Atlas Premium Finance Company. To fund its operations, Atlas agreed to an initial finance facility of $12 million with Flatiron Capital Corp., a premier funding partner to the commercial property and casualty insurance industry owned by TD Banknorth, N.A. The interest rate is equal to the prime rate ("Money Rate" section of The Wall Street Journal) plus twenty-five basis points (0.25%).

The following table represents the Company's total contractual obligations for which cash flows are fixed or determinable.

Loan repayments are due as follows as of December 31, 2007:

      2008                  $         0
      2009                            0
      2010                            0
      2011                      992,121
      2012                    1,038,859
      Thereafter             22,969,020
                             ----------
      Total                 $25,000,000
                            ===========

Interest expense was $1,525,814 and $412,729 for the twelve months ended December 31, 2007 and 2006, respectively.

NOTE 8 - REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive regulation by the OIR. The Florida Insurance Code (the "Code") requires that UPCIC maintain minimum statutory surplus of $4,000,000. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the state of Florida. UPCIC's statutory surplus as of December 31, 2007 is $98,686,993.

The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. During 2007 and 2006, UPCIC did not pay dividends to the Company.

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

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During 2007 and 2006, the Company expensed claims adjusting fees of $675,237 and $829,208, respectively, to Downes and Associates.

In September 2006, the Company initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. ("Sterling"), from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling's book value. The Company received approval of the acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

NOTE 10- INCOME TAX PROVISION

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2007 and 2006:

                                                  2007         2006
 Statutory federal income tax rate                  35.0%       35.0%
 Increases (decreases) resulting from:
 Change in valuation allowance                       0.0%      (6.5%)
 Disallowed executive compensation                   0.0%        2.9%
 Disallowed meals & entertainment                    0.0%         .7%
 State income tax, net of federal tax benefit        3.6%        6.1%
 Other, net                                          1.1%      (2.7%)
                                             ------------    ---------
 Effective tax rate                                 39.7%       35.5%
                                             ============    =========


Deferred income taxes as of December 31, 2007 are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

            Deferred income tax assets:
                 Unearned premiums                        $6,331,577
                 Advanced premiums                           792,319
                 Unpaid losses                               851,138
                 Regulatory assessments                    3,423,250
                 Executive compensation                    1,652,458
                 Allowance for uncollectible receivables     321,199
                 Property and equipment                       12,350
                 Deferred ceding commission, net             818,665
                                                        --------------
            Deferred income taxes                        $14,202,956
                                                        ==============


A valuation allowance is deemed unnecessary as of December 31, 2007 and December 31, 2006, respectively because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

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

A summary of the option activity for the years ended December 31, 2007 and 2006 is presented below:


                                                     Options Exercisable                     Weighted     Weighted
                                                     -------------------                     Average      Aggregate
                                    Number          Option Price Per Share       Number      Exercise     Intrinsic
                                   of Shares      Low      High     Weighted    of Shares     Price         Value
                                   ---------      ---      ----     --------    ---------     -----         -----

Outstanding January 1, 2006        7,515,000     $0.04     $1.87      $0.95     7,515,000      $0.95
Exercised                           (220,000)    $0.04     $0.50      $0.08
Cancelled                           (850,000)    $1.00     $1.25      $1.24
                                ------------
Outstanding December 31, 2006      6,445,000     $0.04     $1.87      $0.91     6,445,000      $0.91      $4,517,644
Granted                            2,010,000     $2.60     $6.50      $5.89
Exercised                           (750,000)    $1.06     $1.87      $1.11
Expired                             (600,000)    $0.63     $1.06      $0.70
                                ------------
Outstanding December 31, 2007      7,105,000     $0.06     $6.50      $2.32     7,105,000      $2.32     $36,172,050
                                ============


The total intrinsic value of options exercised in 2007 was $666,058, which options were exercised on a cashless basis. A total of 185,729 shares of Common Stock were issued in 2007 for the cashless exercise of stock options, valued at $872,926.

The weighted average remaining contractual life on the options outstanding and exercisable as of December 31, 2007 was 3.22 years. All options are exercisable and fully vested.

Options to purchase 2,010,000 shares of Common Stock were granted during 2007 at a weighted average exercise price of $5.89. Options to purchase 750,000 shares of Common Stock were exercised during 2007 at a weighted average exercise price of $1.11. On July 12, 2007, the Company granted options to purchase an aggregate of 1,575,000 shares of common stock to the Company's directors and executive officers. All of the options granted on July 12, 2007 vest on July 12, 2008, have an exercise price of $6.50 per share, and expire on July 12, 2012. The options granted to Bradley I. Meier, the Company's President and Chief Executive Officer, and to Sean P. Downes, the Company's Chief Operating Officer and Senior Vice President, are only exercisable on such date or dates as the fair market value (as defined in their respective option agreements) of the Company's common stock is and has been at least one hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

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

WARRANTS

A summary of the warrant activity for the years ended December 31, 2007 and 2006 is presented below:

                                                  Warrants Exercisable
                                                  --------------------        Weighted     Weighted
                                                                               Average     Average     Aggregate
                                   Number       Warrant   Price per Share      Number      Exercise    Intrinsic
                                  of Shares       Low      High   Weighted    of Shares     Price        Value
                                  ---------       ---      ----   --------    ---------     -----        -----
Outstanding January 1, 2006       1,932,006      $0.03     $4.25    $1.27     1,932,006      $1.27       $482,870
Exercised                          (625,000)     $0.05     $0.05    $0.05
Cancelled                          (457,006)     $0.75     $3.00    $1.20
                                -----------
Outstanding December 31, 2006       850,000      $0.03     $1.00    $0.72       850,000      $0.72
Exercised                          (250,000)     $0.03     $0.05    $0.04
                                -----------
Outstanding December 31, 2007       600,000      $1.00     $1.00    $1.00       600,000      $1.00     $3,846,000
                                ===========



The total intrinsic value of warrants exercised in 2007 was $4,552. The total cash received in 2007 and 2006 for the exercise of stock warrants was $10,500 and $31,250 respectively.

The weighted average remaining contractual life on the options outstanding and exercisable as of December 31, 2007 was .96 years. All warrants are exercisable and fully vested.

The actual tax benefit realized for the tax deductions from option and warrant exercise of the share-based payment arrangements totaled $1,753,812 for the year ended December 31, 2007 and $376,747 for the year ended December 31, 2006.

OTHER STOCK ISSUANCES

On March 14, 2007, the Company issued 250,000 shares of restricted common stock at a price of $3.70 per share to an employee in consideration for services rendered pursuant to the terms of an employee agreement. The shares will vest over a three year period. On May 1, 2007, the Company issued 22,143 shares of restricted common stock at a price of $1.87 per share, on a "cashless" basis, to James M. Lynch, Executive Vice President and Chief Financial Officer of the Company, pursuant to Mr. Lynch's exercise of stock options. Also on May 1, 2007, the Company issued 387,234 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Norman M. Meier, a director of the Company, pursuant to Mr. Meier's exercise of stock options. Also on May 1, 2007, the Company issued 77,447 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Joel Wilentz, a director of the Company, pursuant to Mr. Wilentz's exercise of stock options. Also on May 1, 2007, the Company issued 77,447 shares of restricted common stock at a price of $1.06 per share, on a "cashless" basis, to Reed Slogoff, a director of the Company, pursuant to Mr. Slogoff's exercise of stock options. On November 29, 2007, the Company issued 100,000 and 150,000 shares of restricted common stock at a price of $.03 and $.05 respectively to a private investor pursuant to the exercise of warrants to purchase restricted common stock. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on the OTC Bulletin Board or the AMEX and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 4, 2007, the Company declared a dividend of $.09 per share on its outstanding Common Stock to be paid on April 8, 2008 to the shareholders of record of the Company at the close of business on March 10, 2008. At December 31, 2007, the Company recorded a dividend payable in the amount of $3,537,639 for this dividend and a net reduction to retained earnings in the amount of $3,241,145, which represents the total dividend net of the dividends on the shares held in treasury stock and in the Stock Grantor Trust described in Note 11 - Stockholders' Equity. During the fourth quarter, the Company paid a dividend of $0.08 per share of outstanding Common Stock that was accrued at the end of third quarter. The aggregate amount of the dividend was $2,861,018. During the third quarter, the Company paid a dividend of $0.07 per share of outstanding Common Stock that was accrued at the end of the first quarter. The aggregate amount of the dividend was $2,503,391. During the second quarter, the Company paid a dividend of $0.05 per share of outstanding Common Stock that was accrued in December 31, 2006. The aggregate amount of the dividend was $1,759,922.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company's employment agreement with Bradley Meier is dated as of August 11, 1999. The Company and Mr. Meier have amended the employment agreement, with the most recent amendment dated March 21, 2007 (the employment agreement and the amendments are collectively referred to as the "Meier Agreement"). Under the terms of the Meier Agreement, Mr. Meier will serve as the Company's President and Chief Executive Officer. Mr. Meier received a base salary of $830,324 in 2006, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Meier Agreement, Mr. Meier is entitled to an annual performance bonus equal to three percent (3%) of the pretax income of the Company up to $5 million, and four percent (4%) of the pretax income of the Company in excess of $5 million; provided, however, that any such bonus is contingent upon the Company's shareholders approving such bonus formula, which they have done. Mr. Meier is also eligible for other benefits customarily provided by the Company to its executive employees, and the Meier Agreement contains noncompete and nondisclosure provisions. In addition, in the event of a Change in Control of the Company (as defined in the Meier Agreement), the Company shall pay Mr. Meier an amount equal to 48 months base salary, plus two times any bonus paid for the preceding fiscal year. Further, in the event of a Change in Control, all options held by Mr. Meier vest and become immediately exercisable. Also, in the event that the Company terminates the Meier Agreement, the Company shall pay Mr. Meier 24 months total compensation. The Meier Agreement expires on December 31, 2009; however, the agreement is automatically extended each year thereafter unless the Company or Mr. Meier provides written notice that the agreement is being terminated 60 days in advance of the anniversary date of the Meier Agreement.

The Company's employment agreement with Sean Downes is dated as of January 1, 2005 and provides that Mr. Downes will serve as Chief Operating Officer and Senior Vice President of the Company. The Company and Mr. Downes have amended the employment agreement, with the most recent amendment dated July 12, 2007 (the employment agreement and the amendments are collectively referred to as the "Downes Agreement"). Mr. Downes received a base salary of $691,500 in 2007, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Downes Agreement, Mr. Downes is entitled to an annual performance bonus equal to three percent (3%) of the pre-tax profits of the Company; provided, however, that any such bonus is contingent upon the Company's shareholders approving such bonus formula, which they have done. Under the Downes Agreement, the Company may grant Mr. Downes options or warrants to purchase the Company's Common Stock. Mr. Downes is also eligible for other benefits customarily provided by the Company to its executive employees and the Downes Agreement contains noncompete and nondisclosure provisions. In addition, in the event of a Change in Control of the Company (as defined in the Downes Agreement), the Company shall pay Mr. Downes an amount equal to 12 months base salary, plus the annual bonus paid for the preceding fiscal year. Also, effective January 1, 2009, if a Change of Control occurs, the Company shall pay Mr. Downes an amount equal to 2.99 times Mr. Downes' "base amount" as defined in
Section 280G of the Internal Revenue Code. Further, in the event of a Change in Control, all options held by Mr. Downes vest and become immediately exercisable. The Downes Agreement expires on December 31, 2009 unless extended in writing by the Company.

On October 11, 2006, the Company entered into an employment agreement (the "Lynch Agreement") with James M. Lynch, who has served as the Company's Executive Vice President and Chief Financial Officer since August 1998. Under the terms of the Lynch Agreement, Mr. Lynch will continue to serve in such capacity. Mr. Lynch received a base salary of $349,385 in 2007, and he is entitled to a twenty percent (20%) increase in base salary each year.
Additionally, pursuant to the Lynch Agreement, Mr. Lynch is entitled to an annual performance bonus determined at the discretion of the Board of Directors of the Company; provided, however, that such bonus shall be no less than $50,000. Mr. Lynch is also eligible for other benefits customarily provided by the Company to its executive employees. The Lynch Agreement contains noncompete and nondisclosure provisions. If Mr. Lynch's employment is terminated (i) by the Company or a succeeding entity without Cause (as defined in the Lynch
Agreement) or (ii) by Mr. Lynch for Good Reason (as defined in the Lynch Agreement) within one year following a Change in Control of the Company (as defined in the Lynch Agreement), then the Company shall pay Mr. Lynch an amount equal to the greater of Mr. Lynch's current base salary (x) through December 31, 2009 or (y) for period of twelve (12) months, and Mr. Lynch will also be entitled to receive payment for COBRA premiums. The Lynch Agreement expires on December 31, 2009.

OPERATING LEASE

The Company has leased certain computer equipment and software under a master equipment lease agreement with Relational Funding, Inc. with an original equipment cost of $1,019,295. The following is a schedule of future minimum rental payments required under the non-cancelable operating lease as of December 31, 2007:

      2008      $ 216,692
      2009        141,820
      2010         82,298
      2011         65,695
               ----------
                $ 506,505
                  =======


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

On February 7, 2005, Marty Steinberg as a court appointed receiver for the entities consisting of Lancer Management Group LLC, Lancer Management Group II LLC, Lancer Offshore Inc., Omnifund Ltd., LSPV Inc., LSPV LLC, Alpha Omega Group Inc. and G.H. Associates LLC (collectively the "Lancer Entities") filed suit against Alfred Taubman, Anthony Cullen, British American Racing, Centrack International, Inc., Kuwait & Middle East Financial Investment Co., Liberty International Asset Management, Macroview Investments Limited, Opus Portfolio Ltd., Reva Stocker, Roger Dodger, LLC, Signet Management Limited, Thornhill
Group Inc. Trust, World Class Boxing and the Company (collectively the "Defendants") in the United States District Court for the Southern District of Florida. The Company received the notice of suit by mail on September 8, 2005. The suit alleged that the Lancer Entities fraudulently transferred funds to the Defendants and that the transfers unduly enriched the Defendants. The receiver asked the Company to pay $658,108. The Company had no record of the alleged transfers and vigorously defended the suit. The lawsuit was dismissed with prejudice by the receiver in 2006.

NOTE 14 - EARNINGS PER SHARE

The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net income for the years ended December 31, 2007 and 2006.

                                                  For year ended                            For year ended
                                                December 31, 2007                         December 31, 2006
                                                -----------------                         -----------------
                                          Income                                  Income
                                       Available to                            Available to
                                          Common                                  Common
                                       Stockholders               Per Share    Stockholders                 Per Share
                                          Amount        Shares     Amount         Amount          Shares     Amount
                                          ------        ------     ------         ------          ------     ------
Net  income (loss)                      $54,002,288                             $17,186,860
Less: Preferred stock dividends             (49,950)                                (49,950)
                                         ----------                              ----------

Income (loss) available
  to common stockholders                 53,952,338   35,550,503     $1.52       17,136,910     34,409,415     $0.50
                                                                   -------                                  --------

Effect of dilutive securities:
  Stock options and warrants                    -      5,241,192     (0.02)             -        4,100,903     (0.06)
  Preferred stock                            49,950      568,325       -             49,950        568,325       -
                                        -----------   ----------   -------      -----------     ----------  --------

Income (loss) available to common
  stockholders and assumed
  conversion                            $54,002,288   41,360,020     $1.31      $17,186,860     39,078,643     $0.44
                                        -----------   ----------   -------      -----------     ----------  --------

NOTE 15 - SUPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes during the years ended December 31, 2007 and 2006 were as follows:

                                       For the years ended
                                       -------------------
                           December 31, 2007          December 31, 2006
                           -----------------          -----------------
 Interest                     $1,524,223                  $178,529
 Income Taxes                 $54,200,673               $2,696,500


NOTE 16 - SUBSEQUENT EVENTS

On January 23, 2008, the Company declared a dividend of $.10 per share on its outstanding Common Stock of the Company to be paid on August 7, 2008 to the shareholders of record of the Company at the close of business on July 9, 2008. The Company expects to pay an aggregate dividend of approximately $3,601,273.