Form 10KSB/A
period 2007-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2008-04-07
CIK 891166

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

Transitional Small Business Disclosure Format: YES       NO  X

                                EXPLANATORY NOTE

     This  Amendment  No.  1 on  Form  10-KSB/A  is an  amendment  to  Universal
Insurance Holdings, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 ("2007 Annual Report"). We are filing this Amendment No. 1 on Form 10-KSB/A solely for the purpose of correcting two typographical errors that appeared in Part II, Item 7 ("Financial Statements") of the 2007 Annual Report in the financial statements of the Company annexed to the 2007 Annual Report as pages F-1 to F-26; specifically, (i) on page F-3 of the financial statements, the term "(Unaudited)" was inadvertently included in the heading of the Company's Consolidated Balance Sheet and (ii) on page F-4 of the financial statements, the term "(Unaudited)" was inadvertently included in the heading of the Company's Consolidated Statements of Operations. In each such instance, the typographical error is being corrected by deleting the term "(Unaudited)" where it currently appears in the Company's financial statements. The Company confirms that its financial statements for the fiscal year ended December 31, 2007 are audited.

     While the changes effected by this Amendment No. 1 are solely to amend the 2007 Annual Report as described above, we have set forth in this Amendment No. 1 the complete text of the 2007 Annual Report, as well as updated officers certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934.

     This Amendment No. 1 on Form 10-KSB/A to our 2007 Annual Report continues to speak as of the date of our 2007 Annual Report, and we have not updated, modified or amended any other disclosure to reflect developments since the original filing date or otherwise.

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

10.7 Employment Agreement, dated October 11, 2006, between James M. Lynch and Universal Insurance Holdings, Inc. (8)

10.8 Employment Agreement, dated as of January 1, 2005, between Sean Downes and Universal Insurance Holdings, Inc. (9)

11.1  Statement Regarding Computation of Per Share Income (9)

14.1  Code of Business Conduct and Ethics (7)

16.1 Letter on change in certifying accountants from Millward & Co. CPA's dated February 12, 1999, and as amended February 26, 1999 (3)

16.2 Letter on change in certifying accountants from Deloitte & Touche LLP dated October 7, 2002(5)

16.3 Letter on change in certifying accountants from Deloitte & Touche LLP dated March 27, 2003 (6)

21    List of Subsidiaries (9)

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

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2003

(7)   Incorporated  by  reference  to the  Registrant's  Annual  Report  on Form
      10-KSB,  filed with the  Securities  and Exchange  Commission on March 30,
      2007.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on August 24, 2007

(9)   Incorporated  by  reference  to the  Registrant's  Annual  Report  on Form
      10-KSB,  filed with the  Securities  and Exchange  Commission on March 17,
      2008.




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


                                            UNIVERSAL INSURANCE HOLDINGS, INC.



Dated: April 7, 2008                  By:   ____________________________________
                                            Bradley I. Meier, President and
                                            Chief Executive Officer

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