Form 10-Q
period 2008-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2008-05-12
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934



                       For the quarterly period ended March 31, 2008

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

            For the transition period from ______________ to ______________

                        Commission File Number 000-20848

                       UNIVERSAL INSURANCE HOLDINGS, INC.
       (Exact name of small business issuer as specified in its charter)


         Delaware                                                          65-0231984
(State or other jurisdiction of  incorporation or organization)         (I.R.S. Employer Identification No.)

       1110 W. Commercial Blvd., Suite 100, Fort Lauderdale, Florida 33309
                    (Address of principal executive offices)

                                 (954) 958-1200
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer __ Accelerated filer __x__ Non-accelerated filer __


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No __x__


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,399,369 shares of common stock, par value $0.01 per share, outstanding on April 30, 2008 (including 1,650,000 shares held in trust).

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                               TABLE OF CONTENTS


                                                                       Page No.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

        Report of Independent Registered Public Accounting Firm              3

        Condensed Consolidated Balance Sheet as of March 31, 2008 and
        December 31, 2007                                                    4

        Condensed Consolidated Statements of Operations for the Three-Month
        Periods Ended March 31, 2008 and 2007                                5

        Condensed Consolidated Statement of Stockholders' Equity for the
        Three-Month Period Ended March 31, 2008                              6

        Condensed Consolidated Statements of Cash Flow for the Three-Month
        Periods Ended March 31, 2008 and 2007                                7

        Notes to Condensed Consolidated Financial Statements                 8

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               19

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk          32

ITEM 4. Controls and Procedures                                             32


PART II:  OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                32

ITEM 1A.   Risk Factors                                                     33

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds      33

ITEM 3.    Defaults Upon Senior Securities                                  33

ITEM 4.    Submission of Matters to a Vote of Security Holders              33

ITEM 5.    Other Information                                                33

ITEM 6.    Exhibits                                                         34

SIGNATURES                                                                  35

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida


We have reviewed the accompanying condensed consolidated balance sheet of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES as of March 31, 2008 and the related condensed consolidated statements of operations and cash flows for each of the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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




/s/ Blackman Kallick LLP



Chicago, Illinois

May 12, 2008
                                       3

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                           (Unaudited)
                                                             March 31,      December 31,
                     ASSETS                                     2008            2007
                                                            ------------    ------------
 Cash and cash equivalents                                  $263,860,785    $214,745,606
 Investments                                                   1,584,473               0
 Real estate, net                                              3,473,542       3,392,827
 Prepaid reinsurance premiums                                172,673,955     172,672,795
 Reinsurance recoverables                                     56,194,811      46,399,265
 Premiums and other receivables, net                          43,628,725      38,045,097
 Property and equipment, net                                   1,027,184         874,430
 Deferred income taxes                                        15,719,750      14,202,956
 Other assets                                                    792,592         860,389
                                                            ------------     -----------
           Total assets                                     $558,955,817    $491,193,365
                                                            ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES:
 Unpaid losses and loss adjustment expenses                  $67,281,057     $68,815,500
 Unearned premiums                                           256,545,928     254,741,198
 Deferred ceding commission, net                               2,220,989       2,122,269
 Accounts payable                                              3,248,280       2,972,147
 Reinsurance payable, net                                     72,963,598      33,888,350
 Federal and state income taxes payable                        7,059,962               0
 Dividends payable                                             7,028,319       3,241,145
 Other accrued expenses                                       17,393,704      16,799,307
 Other liabilities                                            13,791,639      11,035,444
 Loans payable                                                         0           2,820
 Long-term debt                                               25,000,000      25,000,000
                                                            ------------    ------------
           Total liabilities                                 472,533,476     418,618,180
                                                            ------------    ------------
 STOCKHOLDERS' EQUITY:
 Cumulative convertible preferred stock, $.01 par value            1,387           1,387
      Authorized shares - 1,000,000
      Issued shares - 138,640
      Outstanding shares - 138,640
      Minimum liquidation preference - $1,419,700
 Common stock, $.01 par value                                    408,232         393,072
      Authorized shares - 55,000,000
      Issued shares - 40,823,103 and 39,307,103
      Outstanding shares - 37,022,155 and 36,012,729
      Treasury shares at cost - 900,948 and 394,374 shares    (4,381,980)       (974,746)
 Common stock held in trust, at cost - 2,900,000 shares       (2,349,000)     (2,349,000)
 Additional paid-in capital                                   31,510,373      24,779,798
 Retained earnings                                            61,233,329      50,724,674
                                                            ------------     -----------
           Total stockholders' equity                         86,422,341      72,575,185
                                                            ------------     -----------
           Total liabilities and stockholders' equity       $558,955,817    $491,193,365
                                                            ============     ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 For the Three-Month
                                                               Periods Ended March 31,
                                                                 2008               2007
                                                              ----------         -----------
  PREMIUMS EARNED AND OTHER REVENUES
       Direct premiums written                             $ 126,667,669        $ 130,989,353
       Ceded premiums written                                (89,770,703)         (94,076,043)
                                                           --------------       --------------
          Net premiums written                                36,896,966           36,913,310
       (Increase) decrease in net unearned premium            (1,803,571)           2,524,953
                                                           --------------       --------------
          Premiums earned, net                                35,093,395           39,438,263
       Net investment income                                   1,240,878            2,726,221
       Commission revenue                                      6,867,187            2,352,856
       Other revenue                                           1,083,013               51,702
                                                           --------------       --------------
          Total premiums earned and other revenues            44,284,473           44,569,042
                                                           --------------       --------------
  OPERATING COSTS AND EXPENSES
       Losses and loss adjustment expenses                    12,725,862           12,355,583
       General and administrative expenses                     8,209,374           10,025,226
                                                           --------------       --------------

          Total operating costs and expenses                  20,935,236           22,380,809
                                                           --------------       --------------

  INCOME BEFORE INCOME TAXES                                  23,349,237           22,188,233

       Income taxes, current                                  10,557,716            9,374,434
       Income taxes, deferred                                 (1,516,795)             438,970
                                                           --------------       --------------
          Income taxes, net                                    9,040,921            9,813,404

                                                           --------------       --------------
  NET INCOME                                               $  14,308,316         $ 12,374,829
                                                           ==============       ==============
  Basic net income per common share                        $        0.39         $       0.35
                                                           ==============       ==============
  Weighted average of common shares outstanding - Basic       36,946,000           34,999,000
                                                           ==============       ==============
  Fully diluted net income per share                       $        0.35         $       0.30
                                                           ==============       ==============
  Weighted average of common shares outstanding - Diluted     41,327,000           41,103,000
                                                           ==============       ==============
  Cash dividend declared per common share                  $        0.10         $       0.07
                                                           ==============       ==============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                       5

                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)

                                                      FOR THREE MONTHS ENDED MARCH 31, 2008
                      ------------------------------------------------------------------------------------------------------------
                                PREFERRED   COMMON    PREFERRED  ADDITIONAL                                              TOTAL
                      COMMON     STOCK       STOCK     STOCK      PAID-IN      RETAINED     STOCK HELD    TREASURY     STOCKHOLDERS'
                      SHARES     SHARES     AMOUNT     AMOUNT     CAPITAL      EARNINGS      IN TRUST       STOCK        EQUITY
                      ---------- --------- ---------- --------- ----------- ------------- ------------- ------------ -------------
Balance,
  December 31, 2007   39,307,103  138,640  $393,072    $1,387   $24,779,798  $50,724,674   $(2,349,000)  $ (974,746)   $ 72,575,185

Issuance of common
   stock               1,516,000             15,160               2,505,370                              (3,407,234)       (886,704)

Stock compensation
   plans                                                          1,109,042                                               1,109,042

Net Income                                                       14,308,316                                              14,308,316

Tax benefit on
   exercise of
   stock options                                                  3,039,081                                               3,039,081

Amortization of
   deferred                                                          77,082                                                  77,082
   compensation

Declaration of
   dividends                                                                  (3,799,661)                                (3,799,661)

Balance,
   March 31, 2008      40,823,103  138,640  $408,232    $1,387   $31,510,373  $61,233,329   $(2,349,000)  $(4,381,980)  $86,422,341

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                  UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                      Three Months Ended        Three Months Ended
                                                                        March 31, 2008            March 31, 2007
                                                                      -------------------     -----------------------
Cash flows from operating activities
Net Income                                                              $     14,308,316        $         12,374,829
Adjustments to reconcile net income to cash provided by
operating activities
     Allowance for doubtful accounts                                             657,268                     660,281
     Amortization and depreciation                                               121,751                      83,532
     Issuance of common stock as compensation                                  1,186,125                   1,050,822
     Deferred taxes                                                           (1,516,794)                    438,970
     Tax benefit on exercise of stock options                                 (2,513,609)                          0
Net change in assets and liabilities relating to operating
activities:                                                                                                        0
     Reinsurance recoverables                                                 (9,795,546)                (20,888,395)
     Prepaid reinsurance premiums                                                 (1,160)                (33,000,758)
     Premiums and other receivables                                           (6,240,896)                  3,842,063
     Deferred acquisition costs, net                                                   0                    (272,210)
     Other assets                                                                 67,796                         975
     Reinsurance payable                                                      39,075,248                  52,439,315
     Deferred ceding commission, net                                              98,720                           0
     Other liabilities                                                         2,756,195                   3,546,978
     Accounts payable                                                            276,133                    (388,157)
     Taxes payable                                                            10,099,043                  (6,477,978)
     Other accrued expenses                                                      594,395                  (1,963,337)
     Unpaid losses and loss adjustment expenses                               (1,534,443)                  2,363,256
     Unearned premiums                                                         1,804,730                  30,475,805
                                                                      -------------------     -----------------------
          Net cash provided by operating activities                           49,443,272                  44,285,991
                                                                      -------------------     -----------------------
Cash flows from investing activities
     Capital expenditures                                                       (243,171)                          0
     Building improvements                                                      (112,047)                    (12,461)
     Purchase of investments                                                  (1,584,473)                          0
                                                                      -------------------     -----------------------
          Net cash used in investing activities                               (1,939,691)                    (12,461)
                                                                      -------------------     -----------------------
Cash flows from financing activities
     Preferred stock dividend                                                    (12,487)                    (12,488)
     Issuance of common stock                                                  2,520,530                           0
     Acquisition of treasury stock                                            (3,407,234)                          0
     Tax benefit on exercise of stock options                                  2,513,609                           0
     Repayments of loans payable                                                  (2,820)                 (4,807,327)
                                                                      -------------------     -----------------------
          Net cash provided (used) by financing activities                     1,611,598                  (4,819,815)
                                                                      -------------------     -----------------------
Net increase in cash and cash equivalents                                     49,115,179                  39,453,715

Cash and cash equivalents at beginning of period                             214,745,606                 232,890,297
                                                                      -------------------     -----------------------

Cash and cash equivalents at end of period                              $    263,860,785        $        272,344,012
                                                                      ===================     =======================
Non cash items
                                                                      -------------------     -----------------------
     Dividends accrued                                                  $      3,787,174        $          2,446,392
                                                                      ===================     =======================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)
1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Universal Insurance Holdings, Inc. ("Company"), its wholly owned property and casualty insurance subsidiary, Universal Property & Casualty Insurance Company ("UPCIC"), and other wholly owned subsidiaries of the Company including the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. In addition, the accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with GAAP and thus should be read in conjunction with the audited consolidated financial statements and notes included in the Company's annual report on Form 10-KSB, as amended, for the year ended December 31, 2007.

The condensed consolidated balance sheet of the Company as of March 31, 2008, the related condensed consolidated statements of operations for the three- month periods ended March 31, 2008 and 2007, and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007 are unaudited. There were no items comprising comprehensive income for the three-month periods ended March 31, 2008 and 2007. Accordingly, consolidated statements of comprehensive income are not presented. The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007, except for the adoption of a new accounting pronouncement as noted below.

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

Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

To conform to the 2008 presentation, certain amounts in the prior periods' consolidated financial statements and notes have been reclassified.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 and the adoption had a negligible impact on the Company's results of operation and financial position. In December 2007, the Company paid interest and penalties for the underpayment of estimated federal and state income tax in accordance with the provisions of the relevant tax law. Interest and penalties are classified in the Company's condensed consolidated financial statements as income taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157 which redefines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption were determined by the types of instruments carried at fair value in the Company's financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company's current use of fair value measurements, the adoption of SFAS No. 157 did not have a material effect on the results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008. SFAS 159 has not had a material effect on the Company's financial position, cash flows and results of operations.

3.    INSURANCE OPERATIONS

UPCIC commenced its insurance activity in February 1998 by assuming policies from the Florida Residential Property and Casualty Joint Underwriting
Association ("JUA"). UPCIC received the unearned premiums of the assumed policies and began servicing such policies. Since then, UPCIC has developed its business by actively soliciting business in the open market through independent agents.

Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term. At March 31, 2008, UPCIC had direct unearned premiums totaling $256,545,928 and in-force premiums of approximately $504,000,000. At December 31, 2007, UPCIC had direct unearned premiums totaling $254,741,198 and in-force premiums of approximately $504,500,000.

Premiums earned are included in earnings on a pro-rata basis over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. Deferred policy acquisition costs are reviewed to determine if they are recoverable from unearned premiums and, if not, are charged to expense. As of March 31, 2008 and December 31, 2007, respectively, no amounts of deferred policy acquisition costs were charged to expense as a result of the recoverability testing. As of March 31, 2008 and December 31, 2007, deferred ceding commissions exceeded deferred policy acquisition costs and were recorded as net liabilities in the amounts of $2,220,989 and $2,122,269, respectively.

An allowance for doubtful accounts is established when it becomes evident that collection is doubtful, typically after 90 days past due. As of March 31, 2008 and December 31, 2007, UPCIC had recorded allowances for doubtful accounts in the amounts of $1,489,928 and $832,660, respectively.

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

Management continues to take action to try to strengthen UPCIC's financial condition. On the Company's Homeowner's program ("HO"), premium rate increases averaging 9.9% and 13.2% statewide were approved by the Florida Office of Insurance Regulation ("OIR") and implemented with effective dates in May 2006 and October 2006, respectively. On the Company's Dwelling Fire program ("DP"), premium rate increases averaging 11.2% and 30.6% statewide were also approved by the OIR and implemented with effective dates in May 2006 and September 2006, respectively. However, a rate filing mandated by the Florida legislature in 2007 due to a new law presumed to reduce insurers' reinsurance costs resulted in rate decreases averaging 11.1% statewide (HO) and 2.3% statewide (DP) and was approved by the OIR and implemented in UPCIC's rates on June 1, 2007. This had an adverse effect on the Company's premium volume. The effect of these rate decreases have been flowing through the Company's book of business as it renews such that the full impact of the premium decreases on direct premium written should be completed by May 31, 2008. In addition, the Company believes premium discounts resulting from mitigation efforts implemented by the Florida legislature, which became effective June 1, 2007 for new business, and August 1, 2007 for renewal business, should diminish during the third quarter of 2008 as a number of insureds have previously qualified. Additionally, a rate decrease of 4.1% statewide (HO) and a rate decrease of 0.2% statewide (DP) were approved by the OIR and implemented with effective dates in January 2008 for the HO program and March 2008 for the DP program. The effect of these rate decreases have begun to flow through the Company's book of business such that the full impact of the premium decreases on direct premiums written should be completed by January 2009 for the HO program and March 2009 for the DP program.

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

4.    REINSURANCE

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

In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in the cost of catastrophe reinsurance coverage commencing with the June 1, 2006 renewal which the Company had planned and factored into its policy pricing. Effective June 1, 2006, UPCIC reduced the rate of cession on its quota share reinsurance. Quota share reinsurance is used primarily to increase UPCIC's underwriting capacity and to reduce exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of this reduction of UPCIC's quota share reinsurance from 80% to 50%, UPCIC has retained and earned more premiums UPCIC writes, but has also retained more related losses. UPCIC's increased exposure to potential losses could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company. UPCIC did not experience any catastrophic events during the three-month periods ended March 31, 2008 and 2007, respectively.

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

Effective June 1, 2007 through May 31, 2008, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $576,000,000 in excess of $100,000,000 covering certain loss occurrences including hurricanes. The contract contains a provision for one reinstatement in the event coverage is exhausted; additional premium is calculated pro rata as to amount and 100% as to time. Effective June 1, 2007 through May 31, 2008, UPCIC purchased a reinstatement premium protection contract which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $426,000,000 in excess of $100,000,000. Effective June 1, 2007, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC's net retention through three catastrophe events including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund ("FHCF"). The approximate coverage is estimated to be for 90% of $1,065,387,373 in excess of $208,693,813. Also at June 1, 2007, the FHCF made available, and UPCIC obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program offered by the FHCF (the "ICBUI Program"), such as UPCIC. This particular layer of coverage is $10,000,000 in excess of $18,600,000. UPCIC also purchased Florida Hurricane Catastrophe Fund Recovery Shortfall Reinsurance ("FHCF Recovery Shortfall Reinsurance") in the event FHCF cannot fulfill its payment obligations for the 2007-2008 Hurricane Season.

The total cost of UPCIC's underlying catastrophe private reinsurance program effective June 1, 2007 through May 31, 2008 is $113,178,000 of which UPCIC's cost is 50%, or $56,589,000, and the quota share reinsurers' cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above which amounts to $14,213,402 of cost. The cost of subsequent event catastrophe reinsurance is $11,184,125. The estimated premium UPCIC plans to cede to the FHCF for the 2007 hurricane season is $42,853,590 of which UPCIC's cost is 50%, or $21,426,795, and the quota share reinsurers' cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the ICBUI Program, the premium for which is $5,000,000, of which UPCIC's cost is 50%, or $2,500,000, and the quota share reinsurers' cost is the remaining 50%. The total cost of UPCIC's FHCF Recovery Shortfall Reinsurance is $7,715,520, of which UPCIC's cost is 50%, or $3,857,760.

Effective June 1, 2007, the Company obtained $30,000,000 of coverage via a catastrophe risk-linked transaction product in the event UPCIC's catastrophe coverage and FHCF Recovery Shortfall Insurance coverage are exhausted. The total cost of the Company's risk-linked transaction product is $3,525,000.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program, which could have a material adverse effect on UPCIC's and the Company's business, financial condition and results of operations. At the start of the hurricane season on June 1, 2008, UPCIC believes it will have coverage to approximately the 125-year Probable Maximum Loss (PML). For the 2007 hurricane season, UPCIC had coverage to approximately the 150-year PML. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of Exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 125-year PML represents a 0.80% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

The reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                            Three Months Ended                                        Three Months Ended
                              March 31, 2008                                            March 31, 2007
            ----------------------------------------------------    --------------------------------------------------------
               Premiums            Premiums        Loss and Loss         Premiums            Premiums       Loss and Loss
                Written             Earned           Adjustment           Written             Earned          Adjustment
                -------             ------           Expenses              -------           -------           Expenses
                                                     --------                                                 ---------
Direct       $126,667,669       $124,862,938        $24,421,144        $130,989,353        $100,513,548      $23,353,610
Ceded         (89,770,703)       (89,769,543)       (11,695,282)        (94,076,043)        (61,075,285)     (10,998,027)
            ----------------    ---------------    ---------------    ----------------    ---------------   ---------------
Net           $36,896,966         $35,093,395       $12,725,862         $36,913,310          $39,438,263     $12,355,583
            ================    ===============    ===============    ================    ===============   ===============

OTHER AMOUNTS:

                                                                             March 31, 2008
                                                                             --------------
Reinsurance recoverable on unpaid losses and loss adjustment expenses          $35,986,506
Reinsurance recoverable on paid losses                                          20,208,305
                                                                               -----------
Reinsurance recoverables                                                       $56,194,811
                                                                               ===========
Prepaid reinsurance premiums                                                  $172,673,955
                                                                              ============
Reinsurance payable, net                                                       $72,963,598
                                                                               ===========

Reinsurance payable, as of March 31, 2008, has been reduced by $25,342,815, which represents ceding commissions due from reinsurers and $64,627,888 which represents inuring premiums receivable. The Company has determined that a right of offset, as defined in FASB interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," exists between the Company and its reinsurers, under its quota share reinsurance treaties.

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at March 31, 2008. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that ceding risks to reinsurers whom it considers to be financially sound combined with the distribution of reinsurance contracts to an array of reinsurers adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

UPCIC may also be subject to assessments by Citizens Property Insurance Corporation ("Citizens"), Florida's state-run insurer of last resort, and the FHCF as a result of operating deficiencies related to windstorm catastrophes. In addition, the Company is subject to assessments by the Florida Insurance Guaranty Association ("FIGA"). FIGA services pending claims by or against Florida policyholders of member insurance companies which become insolvent and are ordered liquidated. FIGA's membership is composed of all Florida licensed direct writers of property or casualty insurance. Under current regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

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

During its meeting on June 16, 2006, the Board of Directors of FIGA determined the need for an assessment upon its member companies. FIGA decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premium of $11.2 billion, this would generate approximately $225 million. The Company's participation in this assessment totaled $1,772,861. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. The Company recouped this assessment in 2006.

On September 14, 2006, the Board of Governors of Citizens authorized the levying of a regular assessment on assessable insurers to recoup the 2005 Plan Year Deficit incurred in the High Risk Account. The assessment is based upon UPCIC's share of direct written premium for the subject lines of business in the State of Florida for the calendar year preceding the plan year in which the deficit occurred. UPCIC's participation in this assessment totaled $263,650. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and began implementing the recoupment in connection with this assessment in 2007.

During its meeting on December 14, 2006, the Board of Directors of FIGA (the "FIGA Board") determined the need for an emergency assessment upon its member companies. The FIGA Board decided on an emergency assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premiums of $11.2 billion, this assessment would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and began implementing the recoupment in connection with this assessment in 2007.

On January 11, 2007, the OIR ordered an emergency Citizens assessment of 1.4% of certain direct written premiums for policies with effective dates beginning July 1, 2007. This assessment was a result of catastrophic losses the state of Florida experienced in 2005. This assessment will be in effect for 10 years. UPCIC assesses this surcharge to policyholders at the policy effective date and remits to Citizens the assessments collected on a monthly basis.

During its meeting on October 11, 2007, the FIGA Board again determined the need for an assessment upon its member companies, which the OIR approved on October 29, 2007. The FIGA Board decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2006. Based on the 2006 net direct premiums of $ 15.8 billion, this assessment would generate approximately $315 million. UPCIC's participation in this assessment totaled $7,435,090. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2007 and has begun implementing the recoupment in connection with this assessment in 2008.

5.    EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the three-month periods ended March 31, 2008 and 2007, respectively, follows:

                                                               Three Months Ended
                                                               ------------------
                                                         March 31, 2008  March 31, 2007
                                                         --------------  --------------
Number of shares used in calculating basic EPS              36,946,000     34,999,000
Effect of assumed conversion of common stock equivalents     4,381,000      6,104,000
                                                            ----------     ----------
Number of shares used in calculating diluted EPS            41,327,000     41,103,000


Options to purchase 1,575,000 and 400,000 shares of common stock for the three-month periods ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period.

6.    STOCK-BASED COMPENSATION PLANS AND WARRANTS

Effective January, 2006, the Company adopted SFAS No. 123 (R), "Share-Based Payments," and began recognizing compensation expense in its Consolidated Statements of Operations for its stock option grants based on the fair value of the awards. Under SFAS No.123 (R), the compensation expense for the stock compensation plans that has been charged against income before income taxes was $1,109,042 and $657,822 for the three-month periods ended March 31, 2008 and 2007, respectively, with a corresponding income tax benefit of $681,229 and $404,067, respectively. As of March 31, 2008 the total unrecognized compensation cost related to nonvested share-based compensation granted under the stock compensation plans was $1,367,277. The cost is expected to be recognized over a weighted average period of 0.43 year.

Cash received from option exercises under all stock compensation plans for the three-month periods ended March 31, 2008 and 2007 was $130,530 and $0, respectively. The actual tax benefit realized for tax deductions from option exercises of share-based compensation was $3,039,083 and $0 for the three-month periods ended March 31, 2008 and 2007, respectively.

At March 31, 2008 and 2007, there were options outstanding to purchase 6,154,000 and 6,880,000 shares of common stock, respectively, with intrinsic values of $13,026,150 and $16,807,100, respectively, weighted average remaining contract terms of 2.98 and 3.23 years, respectively, and weighted exercise prices of $2.36 and $1.09, respectively. Of the total options outstanding, options to purchase 2,829,000 and 5,130,000 shares of common stock, respectively, were currently exercisable with intrinsic values of $8,266,150 and $12,502,100, respectively, weighted average remaining contract terms of 3.00 and 3.38 years, respectively, and weighted average exercise prices of $0.86 and $1.10, respectively. During the three-month period ended March 31, 2008, no options to purchase shares of common stock were granted, and during the same period in 2007, options to purchase 435,000 shares of common stock were granted. Options to purchase 916,000 shares of common stock were exercised during the three-month period ended March 31, 2008, while none were exercised during the same period in 2007. Options to purchase 35,000 shares of common stock expired during the three-month period ended March 31, 2008.

At March 31, 2008, there were no warrants outstanding to purchase shares of common stock, and during the same period in 2007, there were warrants outstanding and exercisable to purchase 850,000 shares of common stock. Warrants to purchase 600,000 shares of common stock were exercised during the three-month period ended March 31, 2008, while none were exercised during the same period in 2007.

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

The fair value of options granted during the three-month period ended March 31, 2007 was estimated assuming the following: weighted average expected life of
2.5 years, dividend yield of 4.0 percent, risk-free interest rate of 4.75 percent, and expected volatility of 65.1 percent. There were no options granted during the quarter ended March 31, 2008. In accordance with SFAS 123(R), fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair value of options granted prior to adoption of SFAS 123(R) was estimated assuming the following: weighted average expected life of five years, dividend yield of 0.0 percent, risk-free interest rate of 6.5 percent, and expected volatility as calculated at the date of grant.

7.    RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance, reinsurance negotiations and administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, Blue Atlantic Reinsurance Corporation, a wholly-owned subsidiary of the Company, and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary of the Company, Blue Atlantic Reinsurance Corporation, a wholly owned subsidiary of the Company, and affiliated and unaffiliated third parties.

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida, performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the three-month periods ended March 31, 2008 and 2007, the Company expensed claims adjusting fees of $60,000 and $390,000, respectively, to Downes and Associates.

The Company acquired all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. ("Sterling"), from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling's book value. On March 6, 2008, the Company received approval of the acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

8.    STOCK AND WARRANTS ISSUANCES

On January 2, 2008, the Company issued 15,000 shares of restricted common stock at a price of $0.90 per share to Mr. Harris Siskind, a former Director of a subsidiary of the Company, pursuant to Mr. Siskind's exercise of stock options. Also on January 2, 2008, the Company issued 518,919 shares of common stock at a price of $1.00 per share, to a private investor, pursuant to the exercise, on a "cashless" basis, of warrants to purchase common stock. On January 7, 2008, the Company issued 9,254, 16,716, 8,955 and 75,672 shares of restricted common stock at prices of $0.50, $1.10, $0.70 and $1.63 per share, respectively, to Dr. Irwin Kellner, a former Director of the Company, pursuant to Dr. Kellner's exercise, on a "cashless" basis, of stock options. On January 11, 2008, the Company issued 10,445, 66,316 and 93,208 shares of restricted common stock at prices of $1.10, $0.50 and $3.80 per share, respectively, to Mr. Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company, pursuant to Mr. Downes' exercise, on a "cashless" basis, of stock options. Also on January 11, 2008, the Company issued 14,359, 9,861, 67,970 and 7,785 shares of restricted common stock at prices of $1.10, $0.70, $0.50 and $3.80 per share, respectively, to Mr. James
M. Lynch, Chief Financial Officer and Executive Vice President of the Company, pursuant to Mr. Lynch's exercise, on a "cashless" basis, of stock options. Also on January 11, 2008, the Company issued 23,135, 6,574, 31,195 and 3,064 shares of restricted common stock at prices of $0.50, $0.70, $1.00 and $1.10 per share, respectively, to an employee, pursuant to the employee's exercise, on a "cashless" basis, of stock options. On March 18, 2008, the Company issued 31,000 shares of restricted common stock at a price of $1.63 per share to Mr. Reed Slogoff, a Director of the Company, pursuant to Mr. Slogoff's exercise of stock options. During the three-month period ended March 31, 2008, the aggregate number of stock options and warrants exercised was 1,516,000. Of that total, 1,009,428 shares of common stock were issued to those individuals exercising stock options and warrants and 506,572 shares of common stock were retained by the Company as treasury stock, respectively. The shares retained by the Company were in payment for the exercise price of certain options and the satisfaction of statutory tax liability associated with such exercise. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on the American Stock Exchange ("AMEX") and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

9.     PROVISION FOR INCOME TAX EXPENSE

Federal and state income taxes decreased 7.9% to $9,040,921 for the three-month period ended March 31, 2008 from $9,813,404 for the three-month period ended March 31, 2007. Federal and state income taxes were 38.7% of pretax income for the three-month period ended March 31, 2008, and 44.2% for the three-month period ended March 31, 2007. The decrease is primarily due to certain expenses that were not allowed as tax deductible expenses for the three-month period ended March 31, 2007. The disallowance had the effect of increasing taxable income and, therefore, income taxes, during the 2007 period. There were no similar expenses disallowed for income tax purposes for the three-month period ended March 31, 2008.

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

Blue Atlantic Reinsurance Corporation ("BA") was incorporated in Florida on November 9, 2007 as a wholly owned subsidiary of the Company to be a reinsurance intermediary broker. BA became licensed by the Florida Department of Financial Services as a reinsurance intermediary broker on January 4, 2008.

The Company acquired all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. ("Sterling"), from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling's book value. On March 6, 2008 the Company received approval of the acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

UPCIC has applied to write homeowners' insurance policies in five additional states besides the State of Florida. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. In addition, UPCIC filed a request with the National Flood Insurance Program ("NFIP") to become authorized to write and service NFIP's Write Your Own Program ("WYO Program") flood insurance policies. The WYO Program began in 1983 and is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency (FEMA). The WYO Program allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names. The companies receive an expense allowance for policies written and claims processed while the federal government retains responsibility for underwriting losses. The WYO
Program operates as part of the NFIP. The Company will not be able to begin writing WYO policies until the NFIP initiates its new policy administration and reporting system, which is currently under development and testing, and the Company demonstrates that it complies with the new requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has reassessed the critical accounting policies as disclosed in the Company's 2007 Annual Report to Stockholders on Form 10-KSB, as amended, and determined that no changes, additions or deletions are needed to the policies as disclosed. Also there were no significant changes in the Company's estimates associated with those policies.

The Company's financial statements are combined with those of its subsidiaries and are presented on a consolidated basis in accordance with GAAP. UPCIC makes estimates and assumptions that can have a significant effect on amounts and disclosures reported in the Company's financial statements. The most significant estimate relates to the reserves for property and casualty insurance unpaid losses and loss adjustment expenses. While we believe the estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review these estimates and reflect any adjustment considered necessary in our current results of operations.

ANALYSIS OF FINANCIAL CONDITION - AS OF MARCH 31, 2008 COMPARED WITH DECEMBER 31, 2007

The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans. The Company held cash and cash equivalents at March 31, 2008 and December 31, 2007 of $263,860,785 and $214,745,606, respectively. During the three-month period ended March 31, 2008, the Company purchased a US Treasury bond at a cost of $1,584,473. As of December 31, 2007, the Company held no bonds. The Company has not had, nor does it currently have, any exposure to sub-prime related holdings.

The Company believes that premiums will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At March 31, 2008 and December 31, 2007, the Company's investments were comprised of $7,700,203 and $176,350,298, respectively, in cash and overnight repurchase agreements, $256,160,582 and $38,395,308, respectively, in short-term investments, $1,584,473 and $0, respectively, in bonds, and $3,473,542 and $3,392,827, respectively, in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office.

The Company's Property and Equipment, net of accumulated depreciation, increased to $1,027,184 as of March 31, 2008 from $874,430 as of December 31, 2007. The increase was primarily due to the acquisition of automobiles and furniture and fixtures.

As of March 31, 2008, the Company had a liability for Accounts Payable of $3,248,280 as compared to $2,972,147 as of year-end 2007. The net increase in Accounts Payable is due to an increase of approximately $600,000 in assessments payable and a decrease of approximately $300,000 in amounts due to vendors. The Company's liability for Reinsurance Payable increased approximately $39,000,000 to $72,963,598 during the three-month period ended March 31, 2008 from $33,888,350 as of year-end 2007 due to the timing of payments to reinsurers.

The amount payable for Federal and state income taxes was $7,059,962 at March 31, 2008. As of December 31, 2007, the Company had an overpayment of $460,225 due to estimated income tax installment payments exceeding the Company's provision for Federal and state income taxes for the 2007 tax year. The change in the liability consisted primarily of the current year provision for income taxes in the amount of $10,557,716 and the tax benefit on the exercise of stock options in the amount of $3,039,081.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Net income increased 15.6% to $14,308,316 for the three-month period ended March 31, 2008 from $12,374,829 for the three-month period ended March 31, 2007. The Company's earnings per diluted share were $0.35 for the period versus $0.30 in the same period last year.

In January 2007, the Florida legislature passed a law designed to reduce residential catastrophe reinsurance costs and requiring insurance companies to offer corresponding rate reductions to policyholders. The new law expanded the amount of reinsurance available from the Florida Hurricane Catastrophe Fund
(FHCF), which is a state-run entity providing hurricane reinsurance to residential insurers at premiums less than the private reinsurance market. The legislature intended for the new law to reduce residential insurers' reinsurance costs by allowing them to directly replace some of their private market reinsurance with less costly FHCF reinsurance. In addition, prices in the private reinsurance market have fallen as reinsurers have had capital displaced by the expanded FHCF. Notwithstanding an increase in the policies in force, gross premiums written decreased 3.3% percent to $126,667,669 in the first quarter of 2008 from $130,989,353 in the same period of 2007 primarily because of a decline in premium rates. As of March 31, 2008 and December 31, 2007, UPCIC was servicing approximately 399,000 and 374,000, respectively, homeowners' and dwelling fire insurance policies with in-force premiums of approximately $504,000,000 and $504,500,000, respectively.

UPCIC purchased the maximum additional coverage available to the Company under the expanded FHCF, allowing UPCIC to maximize its cost savings from the new law. UPCIC's mid-2007 rate reductions therefore reflected actual reductions in UPCIC's operating costs. In addition, UPCIC's private reinsurance costs in 2007 and its expected costs in 2008 are lower than were included in its rates prior to the 2007 legislation. Because UPCIC's reduction in rate levels has been commensurate with reduced expenses, the Company has been able to continue increasing its in-force policies at acceptable profit margin levels.

The legislature also has implemented strategies to improve the ability of residential structures to withstand hurricanes. New construction must meet stronger building codes, and existing homes are eligible for an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. An increasing number of insureds are likely to qualify for insurance premium discounts as new homes are built and existing homes are retrofitted. These premium discounts result from homes' reduced vulnerability to hurricane losses due to the mitigation efforts, which UPCIC takes into account in its underwriting and profitability models.

Net premiums earned decreased 11.0% to $35,093,395 for the three-month period ended March 31, 2008 from $39,438,263 for the three-month period ended March 31, 2007. The decrease is due to a decrease in direct premiums written and an increase in ceded premiums earned related to changes in the reinsurance program as described in Note 3 - Reinsurance to the Company's unaudited condensed consolidated financial statements in Part I, Item 1 above.

Net investment income decreased 54.5% to $1,240,878 for the three-month period ended March 31, 2008 from $2,726,221 for the three-month period ended March 31, 2007. The decrease is primarily due to a lower interest rate environment during the three-month period ended March 31, 2008.

Commission revenue increased 191.9% to $6,867,187 for three-month period ended March 31, 2008 from $2,352,856 for the three-month period ended March 31, 2007. Commission revenue is comprised principally of the managing general agent's policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in reinsurance commission sharing of approximately $3.9 million and an increase in managing general agent's policy fee income of approximately $600,000.

Other revenue increased to $1,083,013 for the three-month period ended March 31, 2008 from $51,702 for the three-month period ended March 31, 2007. The increase is primarily due to fees earned on new payment plans offered to policyholders. The Company was not offering such payment plans during the 2007 period.

Net losses and LAE increased 3.0% to $12,725,862 for the three-month period ended March 31, 2008 from $12,355,583 for the three-month period ended March 31, 2007. The net loss ratio, or net losses and LAE as a percentage of net earned premiums, were 36.3% and 31.3% during the three-month periods ended March 31, 2008 and 2007, respectively. The change in the net loss ratio is attributable to three primary factors: (1) greater losses and LAE, on a direct basis, in the 2008 period as compared to the 2007 period; (2) lower net earned premium, the denominator of the ratio, due to higher reinsurance costs in the 2008 period as compared to the 2007 period which were mitigated by (3) less prior-year adverse loss and LAE development in the 2008 period as compared to the 2007 period. Although reinsurance rates have decreased, the Company's total reinsurance costs are higher as the Company purchased additional coverage in the 2008 period as compared to the 2007 period. Losses and LAE are influenced by loss severity and frequency. Losses and LAE, the Company's most significant expenses, represent actual payments made, net of reinsurance, and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the three-month periods ended March 31, 2008 and 2007, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company's reinsurance program.

General and administrative expenses decreased 18.1% to $8,209,374 for the three-month period ended March 31, 2008 from $10,025,226 for the three-month period ended March 31, 2007. The decrease in general and administrative expenses was due to several factors, including changes in commission expense and ceding commissions. Commission expenses decreased 8.3% to $14,326,894 for the three-month period ended March 31, 2008 from $15,628,485 for the three-month period ended March 31, 2007. Ceding commissions earned increased by approximately $1,600,000 to $19,475,160 for the three-month period ended March 31, 2008 from $17,854,068 for the three-month period ended March 31, 2007. This increase in ceding commissions was due to an increase in the ceding commission rate to 31% for the three-month period ended March 31, 2008 as compared to 28% for the three-month period ended March 31, 2007. The increase in ceding commissions decreased general and administrative expenses by an equal amount.

Federal and state income taxes decreased 7.9% to $9,040,921 for the three-month period ended March 31, 2008 from $9,813,404 for the three-month period ended March 31, 2007. Federal and state income taxes were 38.7% of pretax income for the three-month period ended March 31, 2008, and 44.2% for the three-month period ended March 31, 2007. The decrease is primarily due to certain expenses that were not allowed as a tax deductible expense for the three-month period ended March 31, 2007. The disallowance had the effect of increasing taxable income and, therefore, income taxes, during the 2007 period. There were no similar expenses disallowed for income tax purposes for the three-month period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company's primary sources of cash flow are the receipt of premiums, commissions, policy fees, investment income, reinsurance recoverables and short-term loans.

For the three-month periods ended March 31, 2008 and 2007, cash flows provided by operating activities were $49,443,272 and $44,285,991, respectively. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists entirely of cash, bonds, overnight repurchase agreements and a money market account.

The Company believes that its current capital resources are sufficient to support current operations and expected growth for at least twelve months.

COMPANY BORROWINGS

In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in 10 monthly installments of $100,000. Payment on one note commenced in July 31, 2006 and commenced on the other note on November 30, 2006. As of March 28, 2007, these loans were fully paid. The loan proceeds were subsequently contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company granted a warrant to one of the investors to purchase 200,000 shares of restricted common stock at an exercise price of $.05 per share, which have since been exercised. These transactions were approved by the Company's Board of Directors.

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration under the ICBUI Program. Under the ICBUI Program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the Florida State Board of Administration matched UPCIC's funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $108.5 million. The $25.0 million is invested in a treasury money market account.

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC is required to pay interest only, although principal payments can be made during this period. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR.

An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note. As of March 31, 2008, the Company is in compliance with each of the aforementioned loan covenants except for the Minimum Writing Ratio.

If UPCIC failed to increase its writing ratio for two consecutive quarters prior to June 1, 2007, failed to obtain the 2:1 Minimum Writing Ratio by June 1, 2007, or drops below the 2:1 Minimum Writing Ratio once it is obtained for two consecutive quarters, the interest rate on the surplus note will increase during such deficiency by 25 basis points if the resulting writing ratio is between 1.5:1 and 2:1 and the interest rate will increase by 450 basis points if the writing ratio is below 1.5:1. If the writing ratio remains below 1.5:1 for three consecutive quarters after June 1, 2007, UPCIC must repay a portion of the surplus note so that the Minimum Writing Ratio will be obtained for the following quarter. As of September 30, 2007 and December 31, 2007, the Company's net written premium to surplus ratios were 1.83:1 and 1.39:1 respectively, as defined under the terms of the surplus note agreement. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of March 31, 2008 and December 31, 2007, respectively, the Company's net written premium to surplus ratio, as defined under the surplus note agreement, was below 1.5:1. If the Company's net written premium to surplus ratio remains below 1.5:1 for the quarter ended June 30, 2008, the Company will be required to repay a portion of the principal balance under the surplus note agreement. The Company expects to meet or exceed a ratio of 1.5:1 by June 30, 2008 and, therefore, does not expect to repay any portion of the $25,000,000 principal balance of the surplus note during 2008. However, there is no guaranty the Company will accomplish this. In May 2008, the Florida legislature passed a bill providing participants in the Program an opportunity to amend the terms of their surplus notes based on law changes. The bill contains methods for calculating compliance with the writings ratio requirements that might be more favorable to the Company than current law and the terms of the existing surplus note. If the bill becomes law, the Company will evaluate the desirability of amending its surplus note to reflect these law changes.

To meet its matching obligation under the ICBUI Program, on November 3, 2006, the Company entered into a Secured Promissory Note with Benfield Greig (Holdings), Inc. in the aggregate principal amount of $12 million. Interest on the note accrued at the rate of 12.75% per annum. The outstanding principal was due in six monthly installments of $1.5 million and a final seventh monthly installment of the remaining balance plus all accrued interest under the terms of the note starting on January 31, 2007 and ending on July 31, 2007. In connection with the loan, the Company and its subsidiaries appointed Benfield Inc. as their reinsurance intermediary for all of their reinsurance placements for the contract year beginning on June 1, 2007. The Company made all payments in a timely manner and paid the final installment on July 18, 2007. Under the terms of the Secured Promissory Note, Benfield Greig (Holdings), Inc. agreed to refund a portion of the interest paid on the note if the Company fulfilled all its material obligations under the related broker agreements. On July 27, 2007, the Company received a refund of interest from Benfield Greig (Holdings), Inc. in the amount of $280,500 that reduced the effective interest rate on the note to 8.25% per annum.

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

AVAILABLE CASH

The balance of cash and cash equivalents at March 31, 2008 was $263,860,785, and $256,160,582 of this amount is in UPCIC, most of which is available to pay claims or relates to policyholder surplus. Accordingly, cash and cash equivalents in UPCIC are not available to buy back Company stock or pay Company dividends. A portion of those claims paid by the Company would be recoverable through the Company's catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment. As of December 31, 2007, the balance of cash and cash equivalents was $214,745,606.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer's total liabilities or $4,000,000. UPCIC's statutory capital and surplus was $108,508,141 at March 31, 2008 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus (deficit) at December 31, 2007 was $35,580,159. During 2007 and the three month period ended March 31, 2008, UPCIC did not pay dividends to the Company.

The Company is required annually to comply with the National Association of Insurance Commissioners' ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2007, based on calculations using the appropriate NAIC RBC formula, the Company's reported total adjusted capital was in excess of the requirements.

CASH DIVIDENDS

On January 23, 2008, the Company's Board of Directors declared a dividend of $0.10 per share on its outstanding common stock. The dividend is payable on August 7, 2008 to stockholders of record as of July 9, 2008. On April 8, 2008, the Company paid a dividend of $0.09 per share of outstanding common stock that was accrued at December 31, 2007. The aggregate amount of the dividend was $3,329,204.

IMPACT OF INFLATION

Property and casualty insurance premiums are established before the Company knows the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, the Company attempts to anticipate the future impact of inflation when establishing rate levels. While the Company attempts to charge adequate rates, the Company may be limited in raising its premium levels for competitive and regulatory reasons. Inflation also affects the market value of the Company's investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three-month periods ended March 31, 2008 and 2007, respectively.

CONTRACTUAL OBLIGATIONS

The following table represents the Company's total contractual obligations for which cash flows are fixed or determinable.

($ in thousands)                   Total   Less than 1 year   1-3  years     4-5 years    Over 5 years
----------------                   -----   ----------------   ----------     ---------    ------------
Net liability for unpaid
losses and loss
expenses of the
insurance subsidiary              11,086         6,402          4,130            305            249
Long-term debt                    25,000                        2,031          2,227         20,742
Operating leases                     453           163            290
                                 -------------------------------------------------------------------
                                  36,539         6,565          6,451          2,532         20,991
                                 ===================================================================


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

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. UPCIC also protects itself against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of hurricane season on June 1 of each year. UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. UPCIC's catastrophe reinsurance program currently covers three events, subject to the terms and limitations of the reinsurance contracts. However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely obtain reinsurance. In addition, UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program, and such losses could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company.

RELIANCE ON THIRD PARTIES AND REINSURERS

UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements. For the 2007 hurricane season, UPCIC's reinsurance agreements transferred the risk of loss in excess of $45,000,000 for the first event and $9,300,000 for the second and third events up to approximately the 150 year PML as of the beginning of hurricane season on June 1. These amounts may change in the future. For the 2008 hurricane season, UPCIC believes it will have coverage to approximately the 125-year PML and will not be able to place coverage to up to approximately the 150 year PML, as they did in 2007. The Company is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by the Company's reinsurance program, which could have a material adverse effect on the Company's business, financial condition and results of operations should catastrophe losses exceed these amounts.

REINSURANCE

The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC's results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. In addition, UPCIC obtains a significant portion of its reinsurance coverage from the FHCF. There is no guaranty the FHCF will be able to honor its obligations. In order to mitigate this contingency, the Company will attempt in 2008 to purchase a credit protection policy as it did in 2007 if it is affordable. However, there is no assurance that the Company will be able to obtain such a policy on terms and conditions deemed reasonable by management. Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. A reinsurer's insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on the financial condition and profitability of UPCIC and the Company. While ceding premiums to reinsurers reduces UPCIC's risk of exposure in the event of catastrophic losses, it also reduces UPCIC's potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of UPCIC's reinsurance is typical of a company of its size in the homeowners' insurance industry.

ADEQUACY OF LIABILITIES FOR LOSSES

The liabilities for losses and loss adjustment expenses periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC's liabilities estimates. UPCIC relies on industry data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and adequate liabilities. Furthermore, factors such as storms and weather conditions, climate change and patterns, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC's future loss experience. Accordingly, there can be no assurance that UPCIC's liabilities will be adequate to cover ultimate loss developments. The profitability and financial condition of UPCIC and the Company could be adversely affected to the extent that its liabilities are inadequate.

UPCIC  is  directly  liable  for  loss  and  LAE payments under the terms of the insurance policies that it writes. In many cases, several years may elapse between the occurrence of an insured loss and UPCIC's payment of that loss. As required by insurance regulations and accounting rules, UPCIC reflects its liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

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

In addition, the Florida legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

UPCIC will become subject to other states' laws and regulations as it seeks authority to transact business in states other than Florida. In addition, UPCIC may be affected by proposals for increased regulatory involvement by the federal government.

LEGISLATIVE INITIATIVES

The State of Florida operates Citizens to provide insurance to Florida homeowners in high-risk areas and others without private insurance options. As of March 31, 2008, there were 1,222,879 Citizens policies in force. In May 2007, the State of Florida passed legislation that freezes property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permits insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. In May 2008, the Florida legislature extended a freeze on Citizens rates through January 2010. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, the cost of UPCIC's reinsurance program may increase, which could affect UPCIC's profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

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

COMPETITION

The insurance industry is highly competitive and many companies currently write homeowners' property and casualty insurance. Additionally, the Company and its subsidiaries must compete with companies that have greater capital resources and longer operating histories as well as start-up companies. Increased competition from other private insurance companies as well as Citizens could adversely affect the Company's ability to do business profitably. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and high quality service to its agents and insureds.

FINANCIAL STABILITY RATING

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company's sales. Demotech, Inc. maintains a letter scale financial stability rating system ranging from A** (A double prime) to L (licensed by state regulatory authorities). In October 2007, Demotech, Inc. assigned UPCIC a financial stability rating of A, which is the fourth highest of six rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have "{ellipsis} exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels." With a financial stability rating of A, the Company expects that UPCIC's property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. The rating of UPCIC is subject to at least annual review by, and may be revised downward by, or revoked at, the sole discretion of, Demotech, Inc.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company's investment portfolio as a result of fluctuations in prices and interest rates and, to a lesser extent, the Company's debt obligations. Other than the Company's purchase of a US Treasury bond during the three-month period ended March 31, 2008, the Company has maintained approximately the same investment mix from December 31, 2007 to March 31, 2008. As previously described in "Company Borrowings," the Company's surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.

There  have  been  no  material   changes  to  the  Company's  quantitative  and
qualitative market risk exposures from December 31, 2007 through March 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries had any reportable legal proceedings during the three months ended March 31, 2008. Certain claims and complaints have been filed or are pending against the Company or one or more of its subsidiaries with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company or any of its subsidiaries.

ITEM 1A.  RISK FACTORS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2008, the Company issued 15,000 shares of restricted common stock at a price of $0.90 per share to Mr. Harris Siskind, a former Director of the Company, pursuant to Mr. Siskind's exercise of stock options. Also on January 2, 2008, the Company issued 518,919 shares of common stock at a price of $1.00 per share, to a private investor, pursuant to the exercise, on a "cashless" basis, of warrants to purchase common stock. On January 7, 2008, the Company issued 9,254, 16,716, 8,955 and 75,672 shares of restricted common stock at prices of $0.50, $1.10, $0.70 and $1.63 per share, respectively, to Dr. Irwin Kellner, a former Director of the Company, pursuant to Dr. Kellner's exercise, on a "cashless" basis, of stock options. On January 11, 2008, the Company issued 10,445, 66,316 and 93,208 shares of restricted common stock at prices of $1.10, $0.50 and $3.80 per share, respectively, to Mr. Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company, pursuant to Mr. Downes' exercise, on a "cashless" basis, of stock options. Also on January 11, 2008, the Company issued 14,359, 9,861, 67,970 and 7,785 shares of restricted common stock at prices of $1.10, $0.70, $0.50 and $3.80 per share, respectively, to Mr. James
M. Lynch, Chief Financial Officer and Executive Vice President of the Company, pursuant to Mr. Lynch's exercise, on a "cashless" basis, of stock options. Also on January 11, 2008, the Company issued 23,135, 6,574, 31,195 and 3,064 shares of restricted common stock at prices of $0.50, $0.70, $1.00 and $1.10 per share, respectively, to an employee, pursuant to the employee's exercise, on a "cashless" basis, of stock options. On March 18, 2008, the Company issued 31,000 shares of restricted common stock at a price of $1.63 per share to Mr. Reed Slogoff, a Director of the Company, pursuant to Mr. Slogoff's exercise of stock options. During the three-month period ended March 31, 2008, the aggregate number of stock options and warrants exercised was 1,516,000. Of that total, 1,009,428 shares of common stock were issued to those individuals exercising stock options and warrants and 506,572 shares of common stock were retained by the Company as treasury stock, respectively. The shares retained by the Company were in payment for the exercise price of certain options and the satisfaction of statutory tax liability associated with such exercise. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on AMEX and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No. Exhibit
----------  -------

3.1         Registrant's Restated Amended and Restated Certificate of
            Incorporation(1)

3.2 Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994(2)

3.3 Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997(3)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998(2)

3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000(2)

3.6 Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001(2)

3.7 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005(4)

3.8 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007(4)

3.9         Amended and Restated Bylaws(5)

11.1        Statement Regarding Computation of Per Share Income

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended April 30, 1997
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for period ended June 30, 2007
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 8, 2007

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        UNIVERSAL INSURANCE HOLDINGS, INC.


 Date: May 12, 2008      /s/ Bradley I. Meier
                        -------------------------------------------------------
                        Bradley I. Meier, President and Chief Executive Officer


                        /s/ James M. Lynch
                       --------------------------------------------------------
                       James M. Lynch, Chief Financial Officer