Form 10-Q
period 2008-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2008-08-11
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ______________ to ______________

                        Commission File Number 000-20848

                       UNIVERSAL INSURANCE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  65-0231984
(State or other jurisdiction of incorporation         (I.R.S. Employer
          or organization)                           Identification No.)

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

     Large accelerated filer __  Accelerated filer x    Non-accelerated filer __

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No x

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,858,019 shares of common stock, par value $0.01 per share, outstanding on August 1, 2008 (including 906,000 shares held in trust).

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I: FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

               Report of Independent Registered Public Accounting Firm      3

               Condensed Consolidated Balance Sheets as of June 30, 2008    4
               and December 31, 2007

               Condensed Consolidated Statements of Operations for the      5
               Six-Month and Three-Month Periods Ended June 30, 2008 and
               2007

               Condensed Consolidated Statements of Stockholders' Equity    6
               for the Six-Month Periods Ended June 30, 2008 and 2007

               Condensed Consolidated Statements of Cash Flows for the      7
               Six-Month Periods Ended June 30, 2008 and 2007

               Notes to Condensed Consolidated Financial Statements         8

ITEM 2. Management's Discussion and Analysis of Financial Condition 19 and Results of Operations

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk   33

ITEM 4.        Controls and Procedures                                      34

PART II:       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                            34

ITEM 1A.       Risk Factors                                                 34

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds  34

ITEM 3.        Defaults Upon Senior Securities                              35

ITEM 4.        Submission of Matters to a Vote of Security Holders          35

ITEM 5.        Other Information                                            36

ITEM 6.        Exhibits                                                     36

SIGNATURES                                                                  39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida


We have reviewed the accompanying condensed consolidated balance sheet of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES as of June 30, 2008 and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2008 and 2007 and cash flows for each of the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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




/s/ Blackman Kallick LLP



Chicago, Illinois

August 11, 2008

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                       June 30,    December 31,
                     ASSETS                              2008          2007
                                                    -------------- -------------
Cash and cash equivalents                           $ 276,631,041  $214,745,606
Investments                                             1,577,623             -
Real estate, net                                        3,441,993     3,392,827
Prepaid reinsurance premiums                          178,265,238   172,672,795
Reinsurance recoverables                               46,755,061    46,399,265
Premiums and other receivables, net                    51,647,037    38,505,322
Property and equipment, net                             1,032,087       874,430
Deferred income taxes                                  15,494,757    14,202,956
Other assets                                              757,600       400,164
                                                    -------------- -------------
          Total assets                              $ 575,602,437  $491,193,365
                                                    ============== =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses          $  69,285,113  $ 68,815,500
Unearned premiums                                     274,672,532   254,741,198
Deferred ceding commission, net                         2,404,471     2,122,269
Accounts payable                                        3,834,936     2,972,147
Reinsurance payable, net                               68,432,781    33,888,350
Income taxes payable                                      629,416             -
Dividends payable                                       3,699,116     3,241,145
Other accrued expenses                                 13,896,826    16,799,307
Other liabilities                                      14,435,793    11,035,444
Loans payable                                                   -         2,820
Long-term debt                                         25,000,000    25,000,000
                                                    -------------- -------------
          Total liabilities                           476,290,984   418,618,180
                                                    -------------- -------------

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, $.01 par
  value                                                     1,387         1,387
     Authorized shares - 1,000,000
     Issued shares - 138,640
     Outstanding shares - 138,640
     Minimum liquidation preference - $1,419,700
Common stock, $.01 par value                              398,578       393,072
     Authorized shares - 55,000,000
     Issued shares - 39,858,019 and 39,307,103
     Outstanding shares -38,031,472 and 36,012,729
     Treasury shares at cost - 920,548 and 394,374
      shares                                           (4,453,097)     (974,746)
Common stock held in trust, at cost - 906,000 and
  2,900,000 shares                                       (733,860)   (2,349,000)
Additional paid-in capital                             31,679,452    24,779,798
Retained earnings                                      72,418,993    50,724,674
                                                    -------------- -------------
          Total stockholders' equity                   99,311,453    72,575,185
                                                    -------------- -------------
          Total liabilities and stockholders'
            equity                                  $ 575,602,437  $491,193,365
                                                    ============== =============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                          For the Six                     For the Three
                                                      Months Ended June 30,           Months Ended June 30,
                                                      2008            2007            2008           2007
                                                  --------------  --------------  -------------  --------------
PREMIUMS EARNED AND OTHER REVENUES
     Direct premiums written                       $269,585,900    $262,563,270   $142,918,231   $ 131,573,917
     Ceded premiums written                        (183,989,760)   (185,148,008)   (94,219,057)    (91,071,965)
                                                  --------------  --------------  -------------  --------------
       Net premiums written                          85,596,140      77,415,262     48,699,174      40,501,952
     (Increase) decrease in net unearned premium    (14,338,891)      5,228,113    (12,535,320)      2,703,160
                                                  --------------  --------------  -------------  --------------
     Premiums earned, net                            71,257,249      82,643,375     36,163,854      43,205,112
     Net investment income                            2,518,702       5,475,079      1,277,824       2,748,858
     Commission revenue                              13,849,219       9,773,589      6,982,032       7,420,733
     Other revenue                                    2,353,711         110,233      1,270,698          58,531
                                                  --------------  --------------  -------------  --------------
Total premiums earned and other revenues             89,978,881      98,002,276     45,694,408      53,433,234
                                                  --------------  --------------  -------------  --------------
OPERATING COSTS AND EXPENSES
     Losses and loss adjustment expenses             30,242,028      24,866,277     17,516,166      12,497,543
     General and administrative expenses             17,484,322      21,304,473      9,274,948      11,292,398
                                                  --------------  --------------  -------------  --------------
        Total operating costs and expenses           47,726,350      46,170,750     26,791,114      23,789,941
                                                  --------------  --------------  -------------  --------------
INCOME BEFORE INCOME TAXES                           42,252,531      51,831,526     18,903,294      29,643,293

     Income taxes, current                           18,037,866      23,105,624      7,480,150      13,731,190
     Income taxes, deferred                          (1,291,801)     (1,202,361)       224,994      (1,641,331)
                                                  --------------  --------------  -------------  --------------
        Income taxes, net                            16,746,065      21,903,263      7,705,144      12,089,859
                                                  --------------  --------------  -------------  --------------
NET INCOME                                         $ 25,506,466    $ 29,928,263   $ 11,198,150    $ 17,553,434
                                                  ==============  ==============  =============  ==============

Basic net income per common share                        $ 0.68          $ 0.84         $ 0.30          $ 0.49
                                                  ==============  ==============  =============  ==============
Weighted average of common shares
     Outstanding - Basic                             37,421,000      35,528,000     37,897,000      35,577,000
                                                  ==============  ==============  =============  ==============

Fully diluted net income per share                       $ 0.62          $ 0.73         $ 0.28          $ 0.43
                                                  ==============  ==============  =============  ==============
Weighted average of common shares
     Outstanding - Diluted                           40,831,000      41,217,000     40,335,000      40,851,000
                                                  ==============  ==============  =============  ==============

Cash dividend declared per common share                  $ 0.10          $ 0.07            $ -             $ -
                                                  ==============  ==============  =============  ==============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                         UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)

                                           FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
------------------------------------------------------------------------------------------------------------------------------------

                                  PREFERRED   COMMON   PREFERRED   ADDITIONAL                                              TOTAL
                       COMMON      STOCK      STOCK      STOCK       PAID-IN     RETAINED    STOCK HELD     TREASURY   STOCKHOLDERS'
                       SHARES      SHARES     AMOUNT    AMOUNT       CAPITAL     EARNINGS     IN TRUST       STOCK        EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 2007     39,307,103  138,640  $ 393,072  $  1,387  $ 24,779,798  $ 50,724,674 $(2,349,000)  $ (974,746)  $ 72,575,185

Issuance of Common
 Stock                  1,516,000        -     15,157         -     2,505,370             -           -   (3,407,234)      (886,707)

Issuance of Shares
 from SGT                       -        -          -         -       25,330              -   1,615,140   (4,041,705)    (2,401,235)

Repurchase of Treasury
   Shares                       -        -          -         -             -             -           -      (71,117)       (71,117)

Retirement of Treasury
   Shares                (965,084)       -     (9,651)        -    (4,540,063)            -           -    4,041,705              0

Stock compensation
   plans                        -        -          -         -     2,540,063             -           -            -      2,540,063

Net Income                      -        -          -         -             -    25,506,466           -            -     25,506,466

Tax benefit on exercise
   of stock options             -        -          -         -     5,706,780             -           -            -      5,706,780

Amortization of deferred
   compensation                 -        -          -         -       154,165             -           -            -        154,165

Declaration of dividends        -        -          -         -             -    (3,812,147)          -            -     (3,812,147)
                       -------------------------------------------------------------------------------------------------------------
Balance,
   June 30, 2008       39,858,019  138,640  $ 398,578   $ 1,387  $ 31,679,452  $ 72,418,993   $(733,860) $(4,453,097) $  99,311,453
                       =============================================================================================================
Balance,
   December 31, 2006   38,057,103  138,640  $ 380,572   $ 1,387  $ 18,726,387  $  5,390,392 $(2,349,000) $  (101,820) $  22,047,918

Issuance of Common
   Stock                1,000,000        -     10,000         -     1,750,500             -           -     (872,926)       887,574

Stock compensation
   plans                        -        -          -         -       679,911             -           -            -        679,911

Net Income                      -        -          -         -             -    29,928,263           -            -     29,928,263

Tax benefit on exercise
   of stock options             -        -          -         -     1,414,221             -           -            -      1,414,221

Deferred Compensation           -        -          -         -      (925,000)            -           -            -       (925,000)

Amortization of deferred
   compensation                 -        -          -         -       113,596             -           -            -        113,596

Declaration of dividends        -        -          -         -             -    (2,483,867)          -            -     (2,483,867)
                       -------------------------------------------------------------------------------------------------------------
Balance,
   June 30, 2007       39,057,103  138,640  $ 390,572   $ 1,387  $ 21,759,615  $ 32,834,788 $(2,349,000) $  (974,746) $  51,662,616
                       =============================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                    UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                        Six Months Ended Six Months Ended
                                                                                        June 30, 2008    June 30, 2007
                                                                                        --------------   ---------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                        $  25,506,466    $  29,928,263
      Adjustments to reconcile net income to cash provided by operating activities
           Allowance for doubtful accounts                                                    843,789        1,384,390
           Amortization and depreciation                                                      227,475          166,318
           Loss on disposal of assets                                                               0           25,627
           Issuance of common stock as compensation                                         2,694,229          793,508
           Deferred taxes                                                                  (1,291,801)      (1,202,361)
           Tax benefit on exercise of stock options                                        (4,677,743)      (1,143,325)
      Net change in assets and liabilities relating to operating activities:
           Reinsurance recoverables                                                          (355,796)     (10,481,569)
           Prepaid reinsurance premiums                                                    (5,592,443)     (46,767,461)
           Premiums and other receivables                                                  (8,278,726)       3,687,011
           Deferred acquisition costs, net                                                          0        2,106,116
           Other assets                                                                      (357,436)           1,502
           Reinsurance payable                                                             34,544,431         (958,956)
           Deferred ceding commission, net                                                    282,202        1,558,077
           Other liabilities                                                                3,400,349        7,458,003
           Accounts payable                                                                   862,790       (1,052,541)
           Taxes payable                                                                      629,416        5,529,959
           Other accrued expenses                                                          (2,973,598)      (1,689,970)
           Unpaid losses and loss adjustment expenses                                         469,613        2,566,462
           Unearned premiums                                                               19,931,334       41,539,348
                                                                                        --------------  ---------------
                Net cash provided by operating activities                                  65,864,551       33,448,401
                                                                                        --------------  ---------------
      CASH FLOWS FROM INVESTING ACTIVITIES:                                                  (322,251)        (123,287)
           Capital expenditures                                                              (112,047)         (16,290)
           Building improvements                                                           (1,577,623)               0
           Purchase of investments                                                      --------------  ---------------
                Net cash used in investing activities                                      (2,011,921)        (139,577)
                                                                                        --------------  ---------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
           Preferred stock dividend                                                           (24,975)         (24,975)
           Issuance of common stock                                                           130,530          835,500
           Acquisition of treasury stock                                                   (3,418,470)        (872,926)
           Tax benefit on exercise of stock options                                         4,677,743        1,143,325
           Common stock dividend paid                                                      (3,329,203)      (1,915,354)
           Repayments of loans payable                                                         (2,820)      (9,314,737)
                                                                                        --------------  ---------------
                Net cash used in financing activities                                      (1,967,195)     (10,149,167)   0
                                                                                        --------------  ---------------

      Net increase in cash and cash equivalents                                            61,885,435       23,159,657
      CASH AND CASH EQUIVALENTS, Beginning of period                                      214,745,606      232,890,297
                                                                                        --------------  ---------------
      CASH AND CASH EQUIVALENTS, End of period                                          $ 276,631,041    $ 256,049,954
                                                                                        ==============  ===============

      Non cash items                                                                    --------------  ---------------
                                                                                        $   3,699,116      $ 2,446,392
           Dividends accrued                                                            ==============  ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. In addition, the accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with GAAP and thus should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007.

The condensed consolidated balance sheet of the Company as of June 30, 2008, the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2008 and 2007, and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007 are unaudited. There were no items comprising comprehensive income for the six-month periods ended June 30, 2008 and 2007. Accordingly, consolidated statements of comprehensive income are not presented. The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007, except for the adoption of a new accounting pronouncement as noted below.

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

Results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

To conform to the 2008 presentation, certain amounts in the prior periods' consolidated financial statements and notes have been reclassified.

2.   NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 which redefines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption were determined by the types of instruments carried at fair value in the Company's financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company's current use of fair value measurements, the adoption of SFAS No. 157 did not have a material effect on the results of operations or financial position of the Company.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008. SFAS 159 has not had a material effect on the Company's financial position, cash flows and results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), and SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective as of the beginning of the Company's 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of the Company's 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

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

Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term. At June 30, 2008, UPCIC was servicing approximately 432,000 homeowners' and dwelling fire insurance policies with direct unearned premiums totaling $274,672,532 and in-force premiums of approximately $513,000,000. At December 31, 2007, UPCIC was servicing 374,000 homeowners' and dwelling fire insurance policies with direct unearned premiums totaling $254,741,198 and in-force premiums of approximately $504,500,000.

Premiums earned are included in earnings on a pro-rata basis over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. Deferred policy acquisition costs are reviewed to determine if they are recoverable from unearned premiums and, if not, are charged to expense. As of June 30, 2008 and June 30, 2007, respectively, no amounts of deferred policy acquisition costs were charged to expense as a result of the recoverability testing. As of June 30, 2008 and December 31, 2007, deferred ceding commissions exceeded deferred policy acquisition costs and were recorded as net liabilities in the amounts of $2,404,471 and $2,122,269, respectively.

An allowance for doubtful accounts is established when it becomes evident that collection is doubtful, typically after 90 days past due. As of June 30, 2008 and December 31, 2007, UPCIC had recorded allowances for doubtful accounts in the amounts of $1,676,449 and $832,660, respectively.

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

Management  continues  to take  action to try to  strengthen  UPCIC's  financial condition.  On  UPCIC's  Homeowner's  Program  ("HO"),  premium  rate  increases averaging 9.9% and 13.2% statewide were approved by the Florida Office of Insurance Regulation ("OIR") and implemented with effective dates in May 2006 and October 2006, respectively. On UPCIC's Dwelling Fire Program ("DP"), premium rate increases averaging 11.2% and 30.6% statewide were also approved by the OIR and implemented with effective dates in May 2006 and September 2006, respectively. However, a rate filing mandated by the Florida Legislature in 2007 due to a new law presumed to reduce insurers' reinsurance costs resulted in rate decreases averaging 11.1% statewide (HO) and 2.3% statewide (DP) and was approved by the OIR and integrated into UPCIC's rates on June 1, 2007. This had an adverse effect on UPCIC's premium volume. The effect of these rate decreases on existing policies and the corresponding premium decreases in direct written premium were completed on May 31, 2008. In addition, UPCIC implemented premium discounts resulting from wind mitigation efforts by policyholders. Such discounts were mandated by the Florida Legislature and became effective June 1, 2007 for new business, and August 1, 2007 for renewal business. Additionally, a rate decrease of 4.1% statewide (HO) and a rate decrease of 0.2% statewide (DP) were approved by the OIR and implemented with effective dates in January 2008 for the HO program and March 2008 for the DP program. The effect of these rate decreases has begun to flow through UPCIC's book of business such that the full impact of the premium decreases on direct premiums written should be realized by January 2009 for the HO program and March 2009 for the DP program.

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

In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in the cost of catastrophe reinsurance coverage commencing with the June 1, 2006 renewal which the Company had planned and factored into its policy pricing. Effective June 1, 2006, UPCIC reduced the rate of cession on its quota share reinsurance. Quota share reinsurance is used primarily to increase UPCIC's underwriting capacity and to reduce exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of this reduction of UPCIC's quota share reinsurance from 80% to 50%, UPCIC has retained and earned more premiums it writes, but has also retained more related losses. UPCIC's increased exposure to potential losses could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company. UPCIC did not experience any catastrophic events during the six-month periods ended June 30, 2008 and 2007.

Effective June 1, 2008, UPCIC entered into a quota share reinsurance treaty and excess per risk agreements with various reinsurers. Under the quota share treaty, through May 31, 2009, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk with a ceding commission payable to UPCIC equal to 31% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of 55% of gross premiums earned, not to exceed $150,000,000 (of which UPCIC's net liability in a first event scenario is $70,000,000, in a second event scenario is $14,800,000 and in a third event scenario is $15,000,000) and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services ("PCS") office of 164% of gross premiums earned, not to exceed $450,000,000.

Effective June 1, 2008 through May 31, 2009, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,300,000 in excess of $500,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $7,800,000 aggregate limit applies to the term of this agreement. Additionally under this agreement, no property claim shall be made until UPCIC has retained the first $1,300,000 of potential recovery.

Effective June 1, 2008 through May 31, 2009, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 for each property loss. A $2,100,000 aggregate limit applies to the term of this agreement.

Effective June 1, 2008 through May 31, 2009, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $399,000,000 in excess of $150,000,000 covering certain loss occurrences including hurricanes. This contract contains a provision for one reinstatement in the event coverage is exhausted; additional premium is calculated pro rata as to amount and 100% as to time. Effective June 1, 2008 through May 31, 2009, UPCIC purchased a reinstatement premium protection contract which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $274,000,000 (part of $399,000,000) in excess of $150,000,000. Effective June 1, 2008, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC's net retention through three catastrophe events including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund ("FHCF"). The approximate coverage is estimated to be 90% of $1,340,000,000 in excess of $290,000,000. Also at June 1, 2008, the FHCF made available, and UPCIC obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance

Capital Build-Up Incentive Program offered by the FHCF (the "ICBUI Program"), such as UPCIC. This particular layer of coverage is $10,000,000 in excess of $29,600,000.

The total cost of UPCIC's underlying catastrophe private reinsurance program effective June 1, 2008 through May 31, 2009 is $86,795,000 of which UPCIC's cost is 50%, or $43,397,500, and the quota share reinsurers' cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above which amounts to $12,266,483. The cost of subsequent event catastrophe reinsurance is $12,180,000. The estimated premium UPCIC plans to cede to the FHCF for the 2008 hurricane season is $57,870,530 of which UPCIC's cost is 50%, or $28,935,265, and the quota share reinsurers' cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the ICBUI Program, the premium for which is $5,000,000, of which UPCIC's cost is 50%, or $2,500,000, and the quota share reinsurers' cost is the remaining 50%.

Effective July 1, 2008 through May 31, 2009, under an excess catastrophe contract, UPCIC obtained an additional $90,000,000 of catastrophe coverage via a new top layer of 90% of $100,000,000 in excess of $549,000,000 covering certain loss occurrences including hurricanes. The contract contains a provision for one reinstatement in the event coverage is exhausted; additional premium is calculated pro rata as to amount and 100% as to time. The total cost of this new top layer is $7,200,000 of which UPCIC's cost is 50%, or $3,600,000, and the quota share reinsurers' cost is the remaining 50%.

Also effective July 1, 2008 through May 31, 2009, UPCIC secured an additional $80,000,000 of third event catastrophe coverage via a new layer of 80% of $100,000,000. The total cost of this new layer is $4,000,000 of which UPCIC's cost is 50%, or $2,000,000, and the quota share reinsurers' cost is the remaining 50%.

Effective June 1, 2008, the Company obtained $60,000,000 of coverage via a catastrophe risk-linked transaction product in the event UPCIC's catastrophe coverage is exhausted or UPCIC is unable to successfully collect from the FHCF for losses involving the Temporary Increase in Coverage Limits. The total cost of the Company's risk-linked transaction product is $10,260,000.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program, which could have a material adverse effect on UPCIC's and the Company's business, financial condition and results of operations. At the start of the hurricane season on June 1, 2008, UPCIC has coverage to approximately the 133-year Probable Maximum Loss (PML). With the additional catastrophic coverage via the new top layer effective July 1, 2008, UPCIC would have had coverage to approximately the 145-year PML. For the 2007 hurricane season, UPCIC had coverage to approximately the 150-year PML. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of Exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 133-year PML represents a 0.752% Annual Probability of Exceedance and the 145-year PML represents a 0.690% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

The reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

                Six Months Ended                                     Six Months Ended
                  June 30, 2008                                        June 30, 2007
        ---------------------------------------------  ---------------------------------------------
                                      Loss and Loss                                  Loss and Loss
           Premiums        Premiums     Adjustment        Premiums        Premiums     Adjustment
           Written         Earned       Expenses          Written         Earned       Expenses
           -------         ------       --------          -------         ------       --------
Direct  $269,585,900    $249,654,565   $60,198,535      $262,563,270   $221,023,922  $48,700,037
Ceded   (183,989,760)   (178,397,316)  (29,956,507)     (185,148,008)  (138,380,547) (23,833,760)
        -------------   -------------  ------------     -------------  ------------- ------------
Net     $ 85,596,140    $ 71,257,249   $30,242,028       $77,415,262   $ 82,643,375  $24,866,277
        =============   =============  ============     =============  ============= ============

             Three Months Ended                                  Three Months Ended
               June 30, 2008                                        June 30, 2007
        ---------------------------------------------  ---------------------------------------------
                                      Loss and Loss                                  Loss and Loss
           Premiums        Premiums     Adjustment        Premiums        Premiums     Adjustment
           Written         Earned       Expenses          Written         Earned       Expenses
           -------         ------       --------          -------         ------       --------
Direct  $142,918,231    $124,791,627   $35,777,390      $131,573,917   $120,510,374  $25,333,276
Ceded    (94,219,057)    (88,627,773)  (18,261,224)      (91,071,965)   (77,305,262) (12,835,733)
        -------------   -------------  ------------     -------------  ------------- ------------
Net     $48,699,174     $ 36,163,854   $17,516,166      $ 40,501,952   $ 43,205,112  $12,497,543
        =============   =============  ============     =============  ============= ============

OTHER AMOUNTS:

                                                           June 30, 2008
                                                           -------------
Reinsurance recoverable on unpaid losses and loss            $36,673,312
   adjustment expenses
Reinsurance recoverable on paid losses                        10,081,749
                                                            ------------
Reinsurance recoverables                                     $46,755,061
                                                            ============
Prepaid reinsurance premiums                                $178,265,238
                                                            ============
Reinsurance payable, net                                     $68,432,781
                                                            ============

Reinsurance payable, as of June 30, 2008, has been reduced by $8,224,869, which represents ceding commissions due from reinsurers and $39,701,914 which represents inuring premiums receivable. The Company has determined that a right of offset, as defined in FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," exists between the Company and its reinsurers, under its quota share reinsurance treaties.

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at June 30, 2008. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that ceding risks to reinsurers whom it considers to be financially sound combined with the distribution of reinsurance contracts to an array of reinsurers adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers.

UPCIC may also be subject to assessments by Citizens Property Insurance Corporation ("Citizens"), Florida's state-run insurer of last resort, and the FHCF as a result of operating deficiencies related to windstorm catastrophes. In addition, the Company is subject to assessments by the Florida Insurance Guaranty Association ("FIGA"). FIGA services pending claims by or against Florida policyholders of member insurance companies which become insolvent and are ordered liquidated. FIGA's membership is composed of all Florida licensed direct writers of property or casualty insurance. Under Florida's current statutes and regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

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

During its meeting on June 16, 2006, FIGA's Board of Directors ("FIGA Board") determined the need for an assessment upon its member companies. FIGA decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premium of $11.2 billion, this would generate approximately $225 million. The Company's participation in this assessment totaled $1,772,861. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. The Company recouped this assessment in 2006.

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

During its meeting on December 14, 2006, the FIGA Board determined the need for an emergency assessment upon its member companies. The FIGA Board decided on an emergency assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premiums of $11.2 billion, this assessment would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and began implementing the recoupment in connection with this assessment in 2007.

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

During its meeting on October 11, 2007, the FIGA Board again determined the need for an assessment upon its member companies, which the OIR approved on October 29, 2007. The FIGA Board decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2006. Based on the 2006 net direct premiums of $15.8 billion, this assessment would generate approximately $315 million. UPCIC's participation in this assessment totaled $7,435,090. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2007 and has begun implementing the recoupment in connection with this assessment in 2008.

5.    EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A reconciliation of shares used in calculating basic and diluted EPS for the six-month and three-month periods ended June 30, 2008 and 2007, respectively, follows:

                                                     Six Months Ended
                                                     ----------------
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------

Number of shares used in calculating
    basic EPS                                37,421,000           35,528,000
Effect of assumed conversion of common
    stock equivalents                         3,410,000            5,689,000
                                           -----------------   -----------------
Number of shares used in calculating
    diluted EPS                              40,831,000           41,217,000


                                                    Three Months Ended
                                                    ------------------
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------

Number of shares used in calculating
    basic EPS                                37,897,000           35,577,000
Effect of assumed conversion of common
    stock equivalents                         2,438,000            5,274,000
                                           -----------------   -----------------
Number of shares used in calculating
    diluted EPS                              40,355,000           40,851,000

Options to purchase 3,040,000 and 0 shares of common stock for the three-month periods ended June 30, 2008 and 2007, respectively, and options to purchase 1,575,000 and 400,000 shares of common stock for the three-month periods ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market prices during the relevant periods.

6.    STOCK-BASED COMPENSATION PLANS AND WARRANTS

Effective January, 2006, the Company adopted SFAS No. 123 (R), "Share-Based Payments," and began recognizing compensation expense in its Consolidated Statements of Operations for its stock option grants based on the fair value of the awards. Under SFAS No.123 (R), the compensation expense for the stock compensation plans that has been charged against income before income taxes was $2,540,062 and $679,911 for the six-month periods ended June 30, 2008 and 2007, respectively, with a corresponding deferred income tax benefit of $979,829 and $262,276, respectively. As of June 30, 2008 the total unrecognized compensation cost related to nonvested share-based compensation granted under the stock compensation plans was $2,591,364. The cost is expected to be recognized over a weighted average period of 0.86 year.

On May 16, 2008, the Company granted options to purchase an aggregate of 1,440,000 shares of common stock to the Company's directors, executive officers and management. All of the options granted on May 16, 2008 vest on May 16, 2009, have an exercise price of $3.90 per share, and expire on May 16, 2013. The options granted to Bradley I. Meier, the Company's President and Chief Executive Officer, and to Sean P. Downes, the Company's Chief Operating Officer and Senior Vice President, are only exercisable on such date or dates as the fair market value (as defined in their respective option agreements) of the Company's common stock is and has been at least one hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

Cash received from option exercises under all stock compensation plans for the six-month periods ended June 30, 2008 and 2007 was $130,530 and $0, respectively. The actual tax benefit realized for tax deductions from option exercises of share-based compensation was $5,706,780 and $1,414,221 for the six-month periods ended June 30, 2008 and 2007, respectively.

At June 30, 2008 and 2007, there were options outstanding to purchase 5,600,000 and 5,530,000 shares of common stock, respectively, with intrinsic values of $6,510,900 and $28,020,000, respectively, weighted average remaining contract terms of 3.25 and 3.34 years, respectively, and weighted exercise prices of $3.30 and $1.13, respectively. Of the total options outstanding, options to purchase 835,000 and 3,780,000 shares of common stock, respectively, were currently exercisable with intrinsic values of $2,170,900 and $19,025,000, respectively, weighted average remaining contract terms of 2.53 and 3.71 years, respectively, and weighted average exercise prices of $0.95 and $1.16, respectively. During the six-month period ended June 30, 2008, options to purchase 1,440,000 shares of common stock were granted, and during the same period in 2007, options to purchase 435,000 shares of common stock were granted. Options to purchase 2,910,000 and 750,000 shares of common stock were exercised during the six-month periods ended June 30, 2008 and 2007, respectively. Options to purchase 35,000 shares of common stock expired during the six-month period ended June 30, 2008.

At June 30, 2008, there were no warrants outstanding to purchase shares of common stock. At June 30, 2007, there were warrants outstanding and exercisable to purchase 850,000 shares of common stock. Warrants to purchase 600,000 shares of common stock were exercised during the six-month period ended June 30, 2008, while none were exercised during the same period in 2007.

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

There were 1,440,000 options granted during the six-month period ended June 30, 2008. In accordance with SFAS 123(R), fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair value of options granted prior to adoption of SFAS 123(R) was estimated assuming the following: weighted average expected life of five years, dividend yield of 0.0 percent, risk-free interest rate of 6.5 percent, and expected volatility as calculated at the date of grant. The fair value of options granted during the six-month period ended June 30, 2008 was estimated assuming the following: weighted average expected life of 2.59 years, dividend yield of 4.0 percent, risk-free interest rate of 2.55 percent, and expected volatility of 80.7 percent. There were 435,000 options granted during the six-month period ended June 30, 2007. The fair value of options during the six-month period ended June 30, 2007 was estimated assuming the following: weighted average expected life of 2.50 years, dividend yield of 4.0 percent, risk-free interest rate of 4.76 percent, and expected volatility of 65.4 percent.

7.    RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance, reinsurance negotiations and administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, Blue Atlantic Reinsurance Corporation, a wholly-owned subsidiary of the Company ("Blue
Atlantic"), and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary of the Company, Blue Atlantic, and affiliated and unaffiliated third parties.

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida, performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the six-month periods ended June 30, 2008 and 2007, the Company expensed claims adjusting fees of $120,000 and $540,000, respectively, to Downes and Associates.

The Company acquired all of the outstanding common stock of Atlas Florida Financial Corporation ("Atlas"), which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. ("Sterling"), from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling's book value. On March 6, 2008, the Company received approval of this acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

8.    STOCK AND WARRANTS ISSUANCES

On January 2, 2008, the Company issued 15,000 shares of restricted common stock at a price of $0.90 per share to Harris Siskind, a former Director of a subsidiary of the Company, pursuant to Mr. Siskind's exercise of stock options. Also on January 2, 2008, the Company issued 518,919 shares of common stock at a price of $1.00 per share, to a private investor, pursuant to the exercise, on a "cashless" basis, of warrants to purchase common stock. On January 7, 2008, the Company issued 9,254, 16,716, 8,955 and 75,672 shares of restricted common stock at prices of $0.50, $1.10, $0.70 and $1.63 per share, respectively, to Dr. Irwin Kellner, a former Director of the Company, pursuant to Dr. Kellner's exercise, on a "cashless" basis, of stock options. On January 11, 2008, the Company issued 10,445, 66,316 and 93,208 shares of restricted common stock at prices of $1.10, $0.50 and $3.80 per share, respectively, to Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company, pursuant to Mr. Downes' exercise, on a "cashless" basis, of stock options. Also on January 11, 2008, the Company issued 14,359, 9,861, 67,970 and 7,785 shares of restricted common stock at prices of $1.10, $0.70, $0.50 and $3.80 per share, respectively, to James M. Lynch, Chief Financial Officer and Executive Vice President of the Company, pursuant to Mr. Lynch's exercise, on a "cashless" basis, of stock options. Also on January 11, 2008, the Company issued 23,135, 6,574, 31,195 and 3,064 shares of restricted common stock at prices of $0.50, $0.70, $1.00 and $1.10 per share, respectively, to an employee, pursuant to the employee's exercise, on a "cashless" basis, of stock options. On March 18, 2008, the Company issued 31,000 shares of restricted common stock at a price of $1.63 per share to Reed Slogoff, a Director of the Company, pursuant to Mr. Slogoff's exercise of stock options. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on the American Stock Exchange ("AMEX") and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust ("SGT") to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2,900,000 shares of the Company's common stock. On both April 1, 2008 and May 7, 2008, the Company's

Board of Directors' Compensation Committee, by unanimous written consent, released shares from the SGT to satisfy Company obligations to issue stock options.

On April 8, 2008, the Company released from the SGT 627,422 and 104,009 shares of restricted common stock at prices of $.06 and $1.63 per share respectively to Bradley I Meier, President and Chief Executive Officer of the Company, pursuant to Mr. Meier's exercise of stock options on a "cashless" basis. Also on May 1, 2008, the Company released from the SGT 54,342 shares of restricted common stock at prices of $1.63 per share to Joel M. Wilentz, a Director of the Company, pursuant to Mr. Wilentz's exercise of stock options on a "cashless" basis. Also on May 1, 2008, the Company released from the SGT 37,496 shares of restricted common stock at prices of $1.63 per share to Reed J. Slogoff, a Director of the Company, pursuant to Mr. Slogoff's exercise of stock options on a "cashless" basis. Also on May 1, 2008, the Company released from the SGT 32,977 and 172,671 shares of restricted common stock at prices of $1.10 and $1.63 per share respectively to Norman M. Meier, a Director of the Company, pursuant to Mr. Meier's exercise of stock options on a "cashless" basis. The aggregate number of shares of the Company's common stock released from the SGT on April 1, 2008 and May 1, 2008 was 1,994,000. Of that total, 1,028,916 shares of common stock were issued to those individuals exercising stock options and 965,084 shares of common stock were retained by the Company as treasury shares. The shares retained by the Company were in payment for the exercise price of certain options and the satisfaction of statutory tax liability associated with such exercise. Unless otherwise specified, such as in the case of the exercise of stock options, the per share prices were determined using the closing price of the Company's common stock as quoted on AMEX and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the six-month period ended June 30, 2008, the aggregate number of stock options and warrants exercised was 3,510,000 (1,516,000 new issued and 1,994,000 released from the SGT). Of that total, 2,038,344 shares of common stock were issued to those individuals exercising stock options and warrants and 1,471,656 shares of common stock were retained by the Company as treasury shares. The shares retained by the Company were in payment for the exercise price of certain options and the satisfaction of statutory tax liability associated with such exercise. The Company paid statutory tax liabilities associated with certain exercises on behalf of officers and directors in the amounts of $3,418,470 and $872,926 for the six-month periods ended June 30, 2008 and 2007, respectively, in exchange for treasury shares of an equal amount.

During the six-month period ended June 30, 2008, the Company retired 965,084 shares of its common stock held as treasury stock at a cost of $4,041,705.

9.    PROVISION FOR INCOME TAX EXPENSE

Federal and state income taxes decreased 23.5% to $16,746,065 for the six-month period ended June 30, 2008 from $21,903,263 for the six-month period ended June 30, 2007. Federal and state income taxes were 39.6% of pretax income for the six-month period ended June 30, 2008, and 42.3% for the six-month period ended June 30, 2007. The decrease is primarily due to certain expenses that were not allowed as tax deductible expenses for the six-month period ended June 30, 2007. The disallowance had the effect of increasing taxable income and, therefore, income taxes, during the 2007 period. There were no similar expenses disallowed for income tax purposes for the six-month period ended June 30, 2008.

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

Blue Atlantic was incorporated in Florida on November 9, 2007 as a wholly owned subsidiary of the Company to be a reinsurance intermediary broker. Blue Atlantic became licensed by the Florida Department of Financial Services as a reinsurance intermediary broker on January 4, 2008.

The Company acquired all of the outstanding common stock of Atlas, which owned all of the outstanding common stock of Sterling, from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling's book value. On March 6, 2008 the Company received approval of this acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

UPCIC has applied to write homeowners' insurance policies in five additional states besides the State of Florida. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, UPCIC was licensed to transact insurance business within the State of South Carolina. In addition, UPCIC filed a request with the National Flood Insurance Program ("NFIP") to become authorized to write and service NFIP's Write Your Own Program ("WYO Program") flood insurance policies. The WYO Program began in 1983 and is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency (FEMA). The WYO Program allows participating property and casualty insurance companies to write and service NFIP's Standard Flood Insurance Policy in their own names. The companies receive an expense allowance for policies written and claims processed while the federal government retains responsibility for underwriting losses. The WYO Program operates as part of NFIP. The Company will not be able to begin writing WYO Program policies until NFIP initiates its new policy administration and reporting system, which is currently under development and testing, and the Company demonstrates that it complies with the new requirements.

The Company filed an application with OIR to open a second property and casualty subsidiary in the State of Florida. The Company intends for this new subsidiary to write homeowners, multi peril and inland marine coverage on homes valued in excess of $1.0 million. UPCIC does not offer limits and coverage to those risks. Additionally, the Company intends for the new subsidiary to write excess flood insurance on homes valued in excess of $250,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has reassessed the critical accounting policies as disclosed in the Company's 2007 Annual Report on Form 10-KSB, as amended, and determined that no changes, additions or deletions are needed to the policies as disclosed. Also there were no significant changes in the Company's estimates associated with those policies.

The Company's financial statements are combined with those of its subsidiaries and are presented on a consolidated basis in accordance with GAAP. UPCIC makes estimates and assumptions that can have a significant effect on amounts and disclosures reported in the Company's financial statements. The most significant estimate relates to the reserves for property and casualty insurance unpaid losses and loss adjustment expenses. While the Company believes the estimates are appropriate, the ultimate amounts may differ from the estimates provided. The Company regularly reviews these estimates and reflects any adjustment considered necessary in its current results of operations.

ANALYSIS OF FINANCIAL CONDITION - AS OF JUNE 30, 2008 COMPARED TO DECEMBER 31, 2007

The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans. The Company held cash and cash equivalents at June 30, 2008 and December 31, 2007 of $276,631,041 and $214,745,606, respectively. During the six-month period ended June 30, 2008, the Company purchased a US Treasury bond at a cost of $1,577,623. As of December 31, 2007, the Company held no bonds. The Company has not had, nor does it currently have, any exposure to sub-prime related holdings.

The Company believes that premiums will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At June 30, 2008 and December 31, 2007, the Company's investments were comprised of $17,003,632 and $176,350,298, respectively, in cash and overnight repurchase agreements, $259,627,409 and $38,395,308, respectively, in short-term investments, $1,577,623 and $0, respectively, in bonds, and $3,441,993 and $3,392,827, respectively, in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office.

The Company's Property and Equipment, net of accumulated depreciation, increased to $1,032,087 as of June 30, 2008 from $874,430 as of December 31, 2007. The increase was primarily due to the acquisition of automobiles and furniture and fixtures.

As of June 30, 2008, the Company had a liability for Accounts Payable of $3,834,936 as compared to $2,972,147 as of year-end 2007. The net increase in Accounts Payable is primarily due to an increase of approximately $698,000 in assessments payable to Citizens and the FHCF. The Company's liability for Reinsurance Payable increased $34,544,431 to $68,432,781 during the six-month period ended June 30, 2008 from $33,888,350 as of year-end 2007.

The net amount recoverable for Federal and state income taxes was $7,187,246 at June 30, 2008. As of December 31, 2007, the Company had an overpayment of
$460,225  due  to  estimated  income  tax  installment  payments  exceeding  the

Company's provision for Federal and state income taxes for the 2007 tax year. The change in the liability consisted primarily of the current year provision for income taxes in the amount of $18,037,866, the tax benefit on the exercise of stock options in the amount of $5,706,780 and estimated income tax installment payments of $19,059,661.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Net income decreased 14.8% to $25,506,466 for the six-month period ended June 30, 2008 from $29,928,263 for the six-month period ended June 30, 2007. The Company's earnings per diluted share were $0.62 for the period versus $0.73 in the same period last year. Even though there was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and gross premiums written and earned during the six-month period ending June 30, 2008, the Company experienced a decrease in net income during this period due primarily to increases in ceded premiums earned and losses and loss adjustment expenses incurred as described below.

In January 2007, the Florida Legislature passed a law designed to reduce residential catastrophe reinsurance costs and requiring insurance companies to offer corresponding rate reductions to policyholders. The new law expanded the amount of reinsurance available from the FHCF, which is a state-run entity providing hurricane reinsurance to residential insurers at premiums less than the private reinsurance market. The Legislature intended for the new law to reduce residential insurers' reinsurance costs by allowing them to directly replace some of their private market reinsurance with less costly FHCF reinsurance. In addition, prices in the private reinsurance market have fallen as reinsurers have had capital displaced by the expanded FHCF. Gross premiums written increased 2.7 percent to $269,585,900 during the six-month period ending June 30, 2008 from $262,563,270 in the same period of 2007. As of June 30, 2008 and December 31, 2007, UPCIC was servicing approximately 432,000 and 374,000, respectively, homeowners' and dwelling fire insurance policies with in-force premiums of approximately $513,000,000 and $504,500,000, respectively.

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

Florida's Legislature also has implemented strategies to improve the ability of residential structures to withstand hurricanes. New construction must meet stronger building codes, and existing homes are eligible for an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. An increasing number of insureds are likely to qualify for insurance premium discounts as new homes are built and existing homes are retrofitted. These premium discounts result from homes' reduced vulnerability to hurricane losses due to the mitigation efforts, which UPCIC takes into account in its underwriting and profitability models.

Net premiums earned decreased 13.8% to $71,257,249 for the six-month period ended June 30, 2008 from $82,643,375 for the six-month period ended June 30, 2007. The decrease is due to an increase in direct premiums earned (net of previously discussed rate decreases and implementation of wind mitigation credits) and a proportionally higher increase in ceded premiums earned related to changes in the reinsurance program as described in Note 3 - Reinsurance to the Company's unaudited condensed consolidated financial statements in Part I,
Item 1 above.

Net investment income decreased 54.0% to $2,518,702 for the six-month period ended June 30, 2008 from $5,475,079 for the six-month period ended June 30, 2007. The decrease is primarily due to a lower interest rate environment during the six-month period ended June 30, 2008.

Commission revenue increased 41.7% to $13,849,219 for the six-month period ended June 30, 2008 from $9,773,589 for the six-month period ended June 30, 2007. Commission revenue is comprised principally of the managing general agent's policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in reinsurance commission sharing of approximately $2.7 million and an increase in managing general agent's policy fee income of approximately $1.4 million.

Other revenue increased to $2,353,711 for the six-month period ended June 30, 2008 from $110,233 for the six-month period ended June 30, 2007. The increase is primarily due to fees earned on new payment plans offered to policyholders by UPCIC. UPCIC was not offering such payment plans during the 2007 period.

Net losses and LAE increased 21.6% to $30,242,028 for the six-month period ended June 30, 2008 from $24,866,277 for the six-month period ended June 30, 2007. The net loss ratio, or net losses and LAE as a percentage of net earned premiums, were 42.4% and 30.1% during the six-month periods ended June 30, 2008 and 2007, respectively. The change in the net loss ratio is primarily attributable to (1) greater losses and LAE, on a direct basis, in the 2008 period as compared to the 2007 period and (2) lower net earned premium, the denominator of the ratio, due to higher reinsurance costs in the 2008 period as compared to the 2007 period and lower per policy premium due to rate decreases and implementation of wind mitigation credits. Although reinsurance rates have decreased, total reinsurance costs are higher as UPCIC purchased additional coverage in the 2008 period as compared to the 2007 period. Losses and LAE are influenced by loss severity and frequency. Losses and LAE, UPCIC's most significant expenses, represent actual payments made, net of reinsurance, and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the six-month periods ended June 30, 2008 and 2007, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company's reinsurance program.

General and administrative expenses decreased 17.9% to $17,484,322 for the six-month period ended June 30, 2008 from $21,304,473 for the six-month period ended June 30, 2007. The decrease in general and administrative expenses was due to several factors, including an increase in ceding commissions due to greater ceded earned premiums, a decrease in insurance expense, and a decrease in assessment expense due to increased collections of assessments from policyholders.

Federal and state income taxes decreased 23.5% to $16,746,065 for the six-month period ended June 30, 2008 from $21,903,263 for the six-month period ended June 30, 2007. Federal and state income taxes were 39.6% of pretax income for the six-month period ended June 30, 2008, and 42.3% for the six-month period ended June 30, 2007. The decrease is primarily due to certain expenses that were not allowed as a tax deductible expense for the six-month period ended June 30, 2007. The disallowance had the effect of increasing taxable income and, therefore, income taxes, during the 2007 period. There were no similar expenses disallowed for income tax purposes for the six-month period ended June 30, 2008.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Net income decreased 36.2% to $11,198,150 for the three-month period ended June 30, 2008 from $17,553,434 for the three-month period ended June 30, 2007. The Company's earnings per diluted share were $0.28 for the period versus $0.43 in the same period last year. Even though there was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and gross premiums written and earned during the three-month period ending June 30, 2008, the Company experienced a decrease in net income during this period due primarily to increases in ceded premiums earned and losses and loss adjustment expenses incurred as described below.

In January 2007, the Florida Legislature passed a law designed to reduce residential catastrophe reinsurance costs and requiring insurance companies to offer corresponding rate reductions to policyholders. The new law expanded the amount of reinsurance available from the FHCF, which is a state-run entity providing hurricane reinsurance to residential insurers at premiums less than the private reinsurance market. The Legislature intended for the new law to reduce residential insurers' reinsurance costs by allowing them to directly replace some of their private market reinsurance with less costly FHCF reinsurance. In addition, prices in the private reinsurance market have fallen as reinsurers have had capital displaced by the expanded FHCF. Gross premiums written increased 8.6% to $142,918,231 in the second quarter of 2008 from $131,573,917 in the same period of 2007. As of June 30, 2008 and December 31, 2007, UPCIC was servicing approximately 432,000 and 374,000, respectively, homeowners' and dwelling fire insurance policies with in-force premiums of approximately $513,000,000 and $504,500,000, respectively.

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

Florida's Legislature also has implemented strategies to improve the ability of residential structures to withstand hurricanes. New construction must meet stronger building codes, and existing homes are eligible for an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. An increasing number of insureds are likely to qualify for insurance premium discounts as new homes are built and existing homes are retrofitted. These premium discounts result from homes' reduced vulnerability to hurricane losses due to the mitigation efforts, which UPCIC takes into account in its underwriting and profitability models.

Net premiums earned decreased 16.3% to $36,163,854 for the three-month period ended June 30, 2008 from $43,205,112 for the three-month period ended June 30, 2007. The decrease is due to an increase in direct premiums earned (net of previously discussed rate decreases and implementation of wind mitigation credits) and a proportionally higher increase in ceded premiums earned related to changes in the reinsurance program as described in Note 3 - Reinsurance to the Company's unaudited condensed consolidated financial statements in Part I,
Item 1 above.

Net investment income decreased 53.5% to $1,277,824 for the three-month period ended June 30, 2008 from $2,748,858 for the three-month period ended June 30, 2007. The decrease is primarily due to a lower interest rate environment during the three-month period ended June 30, 2008.

Commission revenue decreased 5.9% to $6,982,032 for the three-month period ended June 30, 2008 from $7,420,733 for the three-month period ended June 30, 2007. Commission revenue is comprised principally of the managing general agent's policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. For the three-month period ended June 30, 2008, reinsurance commission sharing was approximately $3.5 million and managing general agent's policy fee income was approximately $3.5 million.

Other revenue increased to $1,270,698 for the three-month period ended June 30, 2008 from $58,531 for the three-month period ended June 30, 2007. The increase is primarily due to fees earned on new payment plans offered to policyholders by UPCIC. UPCIC was not offering such payment plans during the 2007 period.

Net losses and LAE increased 40.2% to $17,516,166 for the three-month period ended June 30, 2008 from $12,497,543 for the three-month period ended June 30, 2007. The net loss ratio, or net losses and LAE as a percentage of net earned premiums, were 48.4% and 28.9% during the three-month periods ended June 30, 2008 and 2007, respectively. The change in the net loss ratio is primarily attributable to (1) greater losses and LAE, on a direct basis, in the 2008 period as compared to the 2007 period and (2) lower net earned premium, the denominator of the ratio, due to higher reinsurance costs in the 2008 period as compared to the 2007 period and lower per policy premium due to rate decreases and implementation of wind mitigation credits. Although reinsurance rates have decreased, total reinsurance costs are higher as UPCIC purchased additional coverage in the 2008 period as compared to the 2007 period. Losses and LAE are influenced by loss severity and frequency. Losses and LAE, UPCIC's most significant expenses, represent actual payments made, net of reinsurance, and changes in estimated future net payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the three-month periods ended June 30, 2008 and 2007, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company's reinsurance program.

General and administrative expenses decreased 17.9% to $9,274,948 for the three-month period ended June 30, 2008 from $11,292,398 for the three-month period ended June 30, 2007. The decrease in general and administrative expenses was due to several factors, including an increase in ceding commissions due to greater ceded earned premiums, a decrease in insurance expense, and a decrease in assessment expense due to increased collections of assessments from policyholders.

Federal and state income taxes decreased 36.3% to $7,705,144 for the three-month period ended June 30, 2008 from $12,089,859 for the three-month period ended June 30, 2007. Federal and state income taxes were 40.8% of pre-tax income for the three-month period ended June 30, 2008, and 40.8% for the three-month period ended June 30, 2007. The decrease is primarily due to lower pre-tax income for the three-month period ended June 30, 2008 than for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company's primary sources of cash flow are the receipt of premiums, commissions, policy fees, investment income, reinsurance recoverables and short-term loans.

For the six-month periods ended June 30, 2008 and 2007, cash flows provided by operating activities were $65,864,551 and $33,448,401, respectively. Cash flows from operating activities are expected to be positive in both the short- term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists entirely of cash, bonds, overnight repurchase agreements and a money market account.

The Company believes that its current capital resources are sufficient to support current operations and expected growth for at least twelve months.

On June 25, 2008, the Company's Board of Directors authorized the Company to repurchase up to $3,000,000 of its shares of outstanding common stock. Under the repurchase program, management is authorized to repurchase shares through December 31, 2008, with block trades permitted, in open market purchases or in privately negotiated transactions at prevailing market prices in compliance with applicable securities laws and other legal requirements. To facilitate repurchases, the Company plans to make purchases pursuant to a Rule 10b5-1 plan, which will allow the Company to repurchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws. As of June 30, 2008, the Company had repurchased 19,600 shares under its repurchase plan at a cost of $71,117.

COMPANY BORROWINGS

In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in 10 monthly installments of $100,000. Payment on one note commenced in July 31, 2006 and commenced on the other note on November 30, 2006. As of March 28, 2007, these loans were fully paid. The loan proceeds were subsequently contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company granted a warrant to one of the investors to purchase 200,000 shares of restricted common stock at an exercise price of $.05 per share, which has since been exercised. These transactions were approved by the Company's Board of Directors.

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration ("SBA") under the ICBUI Program. Under the ICBUI Program, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC's funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $87.9 million. The $25.0 million is invested in a treasury money market account.

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

An event of default will occur under the surplus note if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to meet at least a 2:1 ratio of net premium to surplus ("Minimum Writing Ratio") requirement by June 1, 2007; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; or (vii) pays any dividend when principal or interest payments are past due under the surplus note. As of June 30, 2008, the Company is in compliance with each of the loan's covenants as implemented by rules promulgated by the SBA.

If UPCIC failed to increase its writing ratio for two consecutive quarters prior to June 1, 2007, failed to obtain the 2:1 Minimum Writing Ratio by June 1, 2007, or drops below the 2:1 Minimum Writing Ratio once it is obtained for two consecutive quarters, the interest rate on the surplus note will increase during such deficiency by 25 basis points if the resulting writing ratio is between 1.5:1 and 2:1 and the interest rate will increase by 450 basis points if the writing ratio is below 1.5:1. If the writing ratio remains below 1.5:1 for three consecutive quarters after June 1, 2007, UPCIC must repay a portion of the surplus note so that the Minimum Writing Ratio will be obtained for the following quarter. As of September 30, 2007, December 31, 2007, and March 31, 2008, the Company's net written premium to surplus ratios were 1.83:1, 1.39:1, and 1.26:1, respectively, as defined under the terms of the surplus note agreement. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of March 31, 2008 and December 31, 2007, respectively, the Company's net written premium to surplus ratio, as defined under the surplus note agreement, was below 1.5:1. As of June 30, 2008, the net written premium to surplus ratio was 1.65:1. In May 2008, the Florida Legislature passed a law providing participants in the Program an opportunity to amend the terms of their surplus notes based on law changes. The new law contains methods for calculating compliance with the writings ratio requirements that might be more favorable to the Company than current law and the terms of the existing surplus note. The Company is evaluating the desirability of amending its surplus note to reflect these law changes.

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

There can be no assurance that the above described transactions will be sufficient to ensure UPCIC's future compliance with Florida insurance laws and regulations, or that the Company will be able to maintain profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC's authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC's certificate of authority by the OIR.

AVAILABLE CASH

The balance of cash and cash equivalents at June 30, 2008 was $276,631,041, and $260,154,613 of this amount is in UPCIC, most of which is available to pay claims or relates to policyholder surplus. Accordingly, cash and cash equivalents in UPCIC are not available to buy back Company stock or pay Company dividends. A portion of those claims paid by the Company would be recoverable through the Company's catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment. As of December 31, 2007, the balance of cash and cash equivalents was $214,745,606.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida
Insurance Code as the greater of 10% of the insurer's total liabilities or $4,000,000. UPCIC's statutory capital and surplus was $87,862,613 at June 30, 2008 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus (deficit) at December 31, 2007 was $35,580,159. During the six-month period ended June 30, 2008, UPCIC declared aggregate dividends to the Company of $23,000,000.

UPCIC is required annually to comply with the National Association of Insurance Commissioners' ("NAIC") Risk-Based Capital ("RBC") requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2007, based on calculations using the appropriate NAIC RBC formula, UPCIC's reported total adjusted capital was in excess of the requirements.

CASH DIVIDENDS

On January 23, 2008, the Company's Board of Directors declared a dividend of $0.10 per share on its outstanding common stock. The dividend was paid on August 7, 2008 to stockholders of record as of July 9, 2008 in the aggregate amount of $3,699,116. On April 8, 2008, the Company paid a dividend of $0.09 per share of outstanding common stock that was accrued at December 31, 2007. The aggregate amount of the dividend was $3,329,204.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the six-month periods ended June 30, 2008 and 2007, respectively.

CONTRACTUAL OBLIGATIONS

The following table represents the Company's total contractual obligations as of June 30, 2008 for which cash flows are fixed or determinable.

($ in thousands)                Total   Less than 1 year   1-3 years   4-5 years  Over 5 years
----------------                -----   ----------------   ---------   ---------  ------------
Net liability for
unpaid losses and
loss expenses of
the insurance subsidiary         $22,530         $8,674      $12,505      $  788       $   563
Long-term debt                    25,000              -        1,506       2,176        21,318
Operating leases                     399            172          227           -             -

                                --------------------------------------------------------------
                                 $47,929         $8,846      $14,238      $2,964       $21,881
                                ==============================================================

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

RELIANCE ON THIRD PARTIES AND REINSURERS

UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements. For the 2007 hurricane season, UPCIC's reinsurance agreements transferred the risk of loss in excess of $45,000,000 for the first event and $9,300,000 for the second and third events up to approximately the 150-year PML as of the beginning of hurricane season on June 1. These amounts may change in the future. At the start of the hurricane season on June 1, 2008, UPCIC has coverage to approximately the 133-year PML. With the additional catastrophe coverage via the new top layer effective July 1, 2008, UPCIC would have had coverage to approximately the 145-year PML. UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program, which could have a material adverse effect on the Company's business, financial condition and results of operations should catastrophe losses exceed these amounts.

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

The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, UPCIC reviews historical data and considers various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE.

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

LEGISLATIVE INITIATIVES

The State of Florida operates Citizens to provide insurance to Florida homeowners in high-risk areas and others without private insurance options. As of June 30, 2008, there were 1,180,908 Citizens policies in force. In May 2007, the State of Florida passed legislation that freezes property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permits insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. In May 2008, the Florida Legislature extended a freeze on Citizens rates through January 2010. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida Legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, the cost of UPCIC's reinsurance program may increase, which could affect UPCIC's profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida Legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

PRODUCT PRICING

The rates charged by UPCIC generally are subject to regulatory review and approval before they may be implemented. UPCIC periodically submits its rate revisions to regulators as required by law or deemed by the Company and UPCIC to be necessary or appropriate for UPCIC's business. UPCIC prepares these filings based on objective data relating to its business and on judgment exercised by its management or employees and by retained professionals. There is no assurance that the objective data incorporated in UPCIC's filings based on its past experience will be reflective of UPCIC's future business. In additional, there is no assurance that UPCIC's business will develop consistently with the judgments reflected in its filings. The Company and UPCIC likewise cannot be assured that regulatory authorities will evaluate UPCIC's data and judgments in the same manner as UPCIC. UPCIC's filings also might be affected by political or regulatory factors outside of UPCIC's control, which might result in disapproval of UPCIC's filings or in negotiated compromises resulting in approved rates that differ from rates initial filed by UPCIC or that the Company and UPCIC otherwise would consider more appropriate for its business.

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

FINANCIAL STABILITY RATING

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company's sales. Demotech, Inc. maintains a letter scale financial stability rating system ranging from A** (A double prime) to L (licensed by state regulatory authorities). Demotech, Inc. has assigned UPCIC a financial stability rating of A, which is the fourth highest of six rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have "exceptional
ability  to  maintain  liquidity  of  invested  assets,   quality   reinsurance,
acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels." With a financial stability rating of A, the Company expects that UPCIC's property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. The rating of UPCIC is subject to at least annual review by, and may be revised downward by, or revoked at, the sole discretion of, Demotech, Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company's investment portfolio as a result of fluctuations in prices, interest rates and, to a lesser extent, the Company's debt obligations. Other than the Company's purchase of a US Treasury bond during the six-month period ended June 30, 2008, the Company has maintained approximately the same investment mix from December 31, 2007 to June 30, 2008. As previously described in "Company Borrowings," the Company's surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.

There  have  been  no  material  changes  to  the  Company's   quantitative  and
qualitative market risk exposures from December 31, 2007 through June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries had any reportable legal proceedings during the six-months ended June 30, 2008. Certain claims and complaints have been filed or are pending against the Company or one or more of its subsidiaries with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company or any of its subsidiaries.

ITEM 1A.  RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six-month period ended June 30, 2008, the aggregate number of stock options and warrants exercised was 3,510,000. Of that total, 2,038,343 shares of common stock were issued to those individuals exercising stock options and warrants and 1,471,657 shares of common stock were retained by the Company as treasury stock, respectively. The shares retained by the Company were in payment for the exercise price of certain options and the satisfaction of statutory tax liability associated with such exercise. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on AMEX and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 25, 2008, the Company's Board of Directors authorized the Company to repurchase up to $3,000,000 of its shares of outstanding common stock. Under the repurchase program, management is authorized to repurchase shares through December 31, 2008, with block trades permitted, in open market purchases or in privately negotiated transactions at prevailing market prices in compliance with applicable securities laws and other legal requirements. To facilitate repurchases, the Company plans to make purchases pursuant to a Rule 10b5-1 plan, which will allow the Company to repurchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws. As of June 30, 2008, there have been repurchases of 19,600 shares of the Company's outstanding common stock under the Company's repurchase program.

                              (a) Total     (b) Average       (c) Total Number             (d) Maximum Number
                               Number of     Price Paid     of Shares (or Units)         (or Approximate Dollar
                              Shares (or     Per Share      Purchased as Part of      Value) of  Shares (or Units)
                                Units)       (or Unit)        Publicly Announced       that May Yet be Purchased
           Period             Purchased     -----------       Plans or Programs       Under the Plans or Progams
           ------             ---------                       -----------------       --------------------------
       April 1-30, 2008               -              -                       -                                -
       May 1-31, 2008                 -              -                       -                                -
                                                                                                    $ 3,000,000
       June 1-30, 2008           19,600         $ 3.63                  19,600                         (71,117)
                                 ------         ------                  ------                      -----------
       Total                     19,600         $ 3.63                  19,600                      $ 2,928,883
                                 ======         ======                  ======                      ===========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 16, 2008 in Fort Lauderdale, Florida. The following proposals were adopted at the meeting:

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

             Name                 For         Withheld        Abstain    Broker Non-Vote
             ----                 ---         --------        -------    ---------------
             Sean P. Downes       33,066,898  1,763,178       0           0

             Reed J. Slogoff      33,555,000  1,275,076       0           0

             Joel M. Wilentz      33,554,000  1,276,076       0           0

             Ozzie A. Schindler   33,620,647  1,209,429       0           0

Proposal 2:  Approval of the formula used to calculate the performance  bonus in the amended employment agreement of the Executive Vice President of Blue Atlantic Reinsurance Corporation, a wholly owned subsidiary of the Company.

             For          Against      Abstain     Broker Non-Vote
             ---          -------      -------     ---------------
             28,367,137   789,408      106,336     5,567,195

Proposal 3:  Ratification  of  appointment  of  Blackman  Kallick LLP as the
             Company's independent registered public accounting firm for the year ending December 31, 2008.

             For          Against      Abstain     Broker Non-Vote
             ---          -------      -------     ---------------
             33,899,146   392,610      538,320     0

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



                                  UNIVERSAL INSURANCE HOLDINGS, INC.

Date: August 8, 2008              /s/ Bradley I. Meier
                                  ----------------------------------------------
                                  Bradley I. Meier, President and Chief
                                  Executive Officer


                                  /s/ James M. Lynch
                                  ----------------------------------------------
                                  James M. Lynch, Chief Financial Officer