Form 10-Q
period 2008-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2008-11-10
CIK 891166

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

     Large accelerated filer     Accelerated filer  x   Non-accelerated filer
                            ---                    ---                       ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act)  Yes        No x
                                                ---      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,858,019 shares of common stock, par value $0.01 per share, outstanding on November 5, 2008 (including 906,000 shares held in trust).

                       UNIVERSAL INSURANCE HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I: FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited)

            Report of Independent Registered Public Accounting Firm        3

            Condensed Consolidated Balance Sheets as of September 30,
            2008 and December 31, 2007                                     4

            Condensed Consolidated Statements of Operations for the
            Nine-Month and Three-Month  Periods Ended September 30,        5
            2008 and 2007

            Condensed Consolidated Statements of Stockholders' Equity
            for the Nine-Month Periods Ended September 30, 2008 and 2007   6

            Condensed Consolidated Statements of Cash Flows for the
            Nine-Month Periods Ended September 30, 2008 and 2007           7

            Notes to Condensed Consolidated Financial Statements           8

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     21

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk    38

ITEM 4.     Controls and Procedures                                       38

PART II:    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                             38

ITEM 1A.    Risk Factors                                                  39

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds   39

ITEM 3.     Defaults Upon Senior Securities                               39

ITEM 4.     Submission of Matters to a Vote of Security Holders           40

ITEM 5.     Other Information                                             40

ITEM 6.     Exhibits                                                      40

SIGNATURES                                                                42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida


We have reviewed the accompanying condensed consolidated balance sheet of UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES as of September 30, 2008 and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2008 and 2007 and cash flows for each of the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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

November 10, 2008

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)
                                                September 30,      December 31,
                 ASSETS                             2008               2007
                                               ---------------   ---------------
Cash and cash equivalents                       $ 274,175,693     $ 214,745,606
Investments - fixed maturities -
  held to maturity, at amortized cost               4,348,590                 -
Real estate, net                                    3,419,432         3,392,827
Prepaid reinsurance premiums                      179,016,856       172,672,795
Reinsurance recoverables                           49,745,278        46,399,265
Premiums receivable, net                           43,520,344        36,194,822
Other receivables                                   9,184,030         2,310,500
Property and equipment, net                           938,262           874,430
Deferred income taxes                              15,112,947        14,202,956
Other assets                                          653,388           400,164
                                               ---------------   ---------------
          Total assets                          $ 580,114,820     $ 491,193,365
                                               ===============   ===============
  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses       $ 75,191,456      $ 68,815,500
Unearned premiums                                 270,764,790       254,741,198
Deferred ceding commission, net                     2,375,549         2,122,269
Accounts payable                                    2,141,253         2,972,147
Reinsurance payable, net                           65,504,986        33,888,350
Dividends payable                                   3,724,218         3,241,145
Other accrued expenses                             19,621,579        16,799,307
Other liabilities                                  14,960,561        11,035,444
Loans payable                                               -             2,820
Long-term debt                                     25,000,000        25,000,000
                                               ---------------   ---------------
          Total liabilities                       479,284,392       418,618,180
                                               ---------------   ---------------
STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock,
$.01 par value                                          1,387             1,387
  Authorized shares - 1,000,000
  Issued shares - 138,640
  Outstanding shares - 138,640
  Minimum liquidation preference -
  $1,419,700
Common stock, $.01 par value                          398,578           393,072
  Authorized  shares - 55,000,000
  Issued shares - 39,858,019  and
  39,307,103
  Outstanding shares - 37,242,172 and
  36,012,729
  Treasury shares, at cost - 1,709,847 and
  394,374 shares                                   (7,381,768)         (974,746)
Common stock held in trust, at cost -
906,000 and 2,900,000 shares                         (733,860)       (2,349,000)
Additional paid-in capital                         32,589,301        24,779,798
Retained earnings                                  75,956,790        50,724,674
                                               ---------------   ---------------
     Total stockholders' equity                   100,830,428        72,575,185
                                               ---------------   ---------------
     Total liabilities and stockholders'
     equity                                     $ 580,114,820     $ 491,193,365
                                               ===============   ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                        UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                 For the Nine                          For the Three
                                                           Months Ended September 30,            Months Ended September 30,
                                                            2008               2007               2008               2007
                                                      ----------------   ----------------    ----------------   ----------------
PREMIUMS EARNED AND OTHER REVENUES
   Direct premiums written                             $ 394,304,531      $ 381,318,190       $124,718,631       $  118,754,920
   Ceded premiums written                               (275,284,862)      (271,847,589)       (91,295,102)         (86,699,581)
                                                      ----------------   ----------------    ----------------   ----------------
     Net premiums written                                119,019,669        109,470,601         33,423,529           32,055,339
   (Increase) decrease in net unearned premium            (9,679,531)         9,492,236          4,659,359            4,264,123
                                                      ----------------   ----------------    ----------------   ----------------
   Premiums earned, net                                  109,340,138        118,962,837         38,082,888           36,319,462
   Net investment income                                   3,628,472          8,241,833          1,109,770            2,766,754
   Commission revenue                                     20,526,922         15,879,099          6,677,703            6,105,510
   Other revenue                                           3,658,373            618,546          1,304,663              508,313
                                                      ----------------   ----------------    ----------------   ----------------
Total premiums earned and other revenues                 137,153,905        143,702,315         47,175,024           45,700,039
                                                      ----------------   ----------------    ----------------   ----------------

OPERATING COSTS AND EXPENSES
   Losses and loss adjustment expenses                    53,861,445         37,939,183         23,619,417           13,072,906
   General and administrative expenses                    29,316,796         34,227,989         11,832,474           12,923,516
                                                      ----------------   ----------------    ----------------   ----------------

     Total operating costs and expenses                   83,178,241         72,167,172         35,451,891           25,996,422
                                                      ----------------   ----------------    ----------------   ----------------

   INCOME BEFORE INCOME TAXES                             53,975,664         71,535,143         11,723,133           19,703,617

     Income taxes, current                                22,006,536         31,708,367          3,968,670            8,602,743
     Income taxes, deferred                                 (909,992)        (3,912,189)           381,809           (2,709,828)
                                                      ----------------   ----------------    ----------------   ----------------
       Income taxes, net                                  21,096,544         27,796,178          4,350,479            5,892,915
                                                      ----------------   ----------------    ----------------   ----------------
NET INCOME                                              $ 32,879,120       $ 43,738,965        $ 7,372,654        $  13,810,702
                                                      ================   ================    ================   ================
Basic net income per common share                       $       0.88       $       1.23               0.20        $        0.39
                                                      ================   ================    ================   ================
Weighted average of common shares
   outstanding - Basic                                    37,448,000         35,528,000         37,500,000           35,763,000
                                                      ================   ================    ================   ================
Fully diluted net income per share                      $       0.81       $       1.06        $      0.19        $        0.33
                                                      ================   ================    ================   ================
Weighted average of common shares
   outstanding - Diluted                                  40,530,000         41,250,000         39,926,000           41,550,000
                                                      ================   ================    ================   ================
Cash dividend declared per common share                 $       0.20       $       0.15        $      0.10        $        0.08
                                                      ================   ================    ================   ================

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

                                                  UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (UNAUDITED)

                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                    ---------------------------------------------------------------------------------------------------------------
                                 Preferred   Common  Preferred   Additional                   Stock                     Total
                       Common      Stock     Stock     Stock       Paid-in     Retained      Held in      Treasury   Stockholders'
                       Shares      Shares    Amount    Amount      Capital     Earnings       Trust         Stock       Equity
                    ---------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 2007   39,307,103   138,640  $ 393,072  $ 1,387  $ 24,779,798  $ 50,724,674 $ (2,349,000)  $ (974,746)  $ 72,575,185

Issuance of common
 shares               1,516,000         -     15,157        -     2,505,370             -            -   (3,407,234)      (886,707)

Release of shares
 from SGT                     -         -          -        -        25,330             -    1,615,140   (4,041,705)    (2,401,235)

Repurchase of common
 shares                       -         -          -        -             -             -            -   (2,999,788)    (2,999,788)

Retirement of treasury
 shares                (965,084)        -     (9,651)       -    (4,032,054)            -            -    4,041,705              -

Stock compensation
 plans                        -         -          -        -     3,372,832             -            -            -      3,372,832

Net income                    -         -          -        -             -    32,879,120            -            -     32,879,120

Tax benefit on exercise
 of stock options             -         -          -        -     5,706,780             -            -            -      5,706,780

Amortization of deferred
 compensation                 -         -          -        -       231,245             -            -            -        231,245

Declaration of dividends      -         -          -        -             -    (7,647,004)           -            -     (7,647,004)

Balance,            ---------------------------------------------------------------------------------------------------------------
 September 30, 2008  39,858,019   138,640  $ 398,578  $ 1,387  $ 32,589,301  $ 75,956,790  $  (733,860) $(7,381,768) $ 100,830,428
                    ===============================================================================================================

Balance,
 December 31, 2006   38,057,103   138,640  $ 380,572  $ 1,387  $ 18,726,387  $  5,390,392  $(2,349,000) $  (101,820)  $ 22,047,918

Issuance of common
 shares               1,000,000         -     10,000        -     1,750,500             -            -     (872,926)       887,574

Stock compensation
 plans                        -         -          -        -     1,660,493             -            -            -      1,660,493

Net income                    -         -          -        -             -    43,738,965            -            -     43,738,965

Tax benefit on exercise
 of stock options             -         -          -        -     1,414,221             -            -            -      1,414,221

Deferred compensation         -         -          -        -     (925,000)             -            -            -       (925,000)

Amortization of deferred
 compensation                 -         -          -        -       210,964             -            -            -        210,964

Declaration of dividends      -         -          -        -             -    (5,414,372)           -            -     (5,414,372)

Balance,            ---------------------------------------------------------------------------------------------------------------
 September 30, 2007  39,057,103   138,640  $ 390,572  $ 1,387  $ 22,837,565  $ 43,714,985 $ (2,349,000)  $ (974,746)  $ 63,620,763
                    ===============================================================================================================

The accompanying  notes to condensed  consolidated  financial  statements are an integral part of these statements.


                  UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                   Nine Months Ended   Nine Months Ended
                                                  September 30, 2008   September 30, 2007
                                                  ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $ 32,879,120         $ 43,738,965
Adjustments to reconcile net income to
cash provided by operating activities
  Allowance for doubtful accounts                       1,184,144              (40,921)
  Amortization and depreciation                           352,877              253,979
  Amortization of bond premium                             20,911                    -
  Loss on disposal of assets                                    -               27,630
  Amortization of FAS 123R cost of stock
    options                                             3,372,831            1,660,489
  Amortization of restricted stock grant                  231,246              210,964
  Deferred taxes                                         (909,991)          (3,912,188)
  Tax benefit on exercise of stock options             (4,677,743)          (1,143,325)
Net change in assets and liabilities
relating to operating activities:
  Reinsurance recoverables                             (3,346,013)         (40,496,927)
  Prepaid reinsurance premiums                         (6,344,061)         (42,550,787)
  Premiums receivable                                  (8,509,666)           3,682,718
  Other receivables                                    (1,166,752)          (5,206,355)
  Deferred acquisition costs, net                               -            2,106,116
  Other assets                                           (253,224)              17,368
  Reinsurance payable                                  31,616,636           43,519,855
  Deferred ceding commission, net                         253,280            1,506,066
  Other liabilities                                     3,925,117            6,283,429
  Accounts payable                                       (830,894)           6,734,834
  Taxes payable                                                 -           13,215,182
  Other accrued expenses                                2,822,272            1,316,477
  Unpaid losses and loss adjustment expenses            6,375,956            3,792,006
  Unearned premiums                                    16,023,592           33,058,551
                                                ------------------  -------------------
   Net cash provided by operating activities          73,019,638           67,774,126
                                                ------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (322,252)            (155,375)
  Building improvements                                  (121,062)             (19,513)
  Purchase of investments                              (4,369,501)                   0
                                                ------------------  -------------------
   Net cash used in investing activities               (4,812,815)            (174,888)
                                                ------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                (37,462)             (37,462)
  Issuance of common stock                                130,530              835,500
  Acquisition of treasury stock                        (6,418,257)            (872,926)
  Tax benefit on exercise of stock options              4,677,743            1,143,325
  Common stock dividend paid                           (7,126,470)          (4,418,746)
  Repayments of loans payable                              (2,820)         (12,375,692)
                                                ------------------  -------------------
    Net cash used in financing activities              (8,776,736)         (15,726,001)
                                                ------------------  -------------------

Net increase in cash and cash equivalents              59,430,087           51,873,237
CASH AND CASH EQUIVALENTS, Beginning of period        214,745,606          232,890,297
                                                ------------------  -------------------
CASH AND CASH EQUIVALENTS, End of period            $ 274,175,693        $ 284,763,534
                                                ==================  ===================
Non cash items
                                                ------------------  -------------------
    Dividends accrued                                 $ 3,724,217          $ 2,861,018
                                                ==================  ===================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

The condensed consolidated balance sheet of the Company as of September 30, 2008, the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2008 and 2007, and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007 are unaudited. There were no items comprising comprehensive income for the nine-month periods ended September 30, 2008 and 2007. Accordingly, consolidated statements of comprehensive income are not presented. The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007, except for the adoption of a new accounting pronouncement as noted below.

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

Results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

To conform to the 2008 presentation, certain amounts in the prior periods' consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders' equity.

2.   NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 which redefines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is partially effective for fiscal years beginning after November 15, 2007. The effects of adoption were determined by the types of instruments carried at fair value in the Company's financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company's current use of fair value measurements, the adoption of SFAS No. 157 did not have a material effect on the results of operations or financial position of the Company.

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

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of the Company's 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 was issued to clarify that the GAAP hierarchy is directed to entities since it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The provisions of SFAS 162 are effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP." The Company has determined that this statement will not result in a change in current practice.

Also, in May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163") - an interpretation of FASB No. 60, "Accounting and Reporting by Insurance Enterprises," which requires an insurance enterprise to recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how FASB No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The provisions of SFAS 163 are effective as of the beginning of the Company's 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS 163 on its financial statements.

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

Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term. At September 30, 2008, UPCIC was servicing approximately 451,000 homeowners' and dwelling fire insurance policies with direct unearned premiums totaling $270,764,790 and in-force premiums of approximately $519,300,000. At December 31, 2007, UPCIC was servicing 374,000 homeowners' and dwelling fire insurance policies with direct unearned premiums totaling $254,741,198 and in-force premiums of approximately $504,500,000.

Premiums earned are included in earnings on a pro-rata basis over the terms of the policies. UPCIC does not have policies that provide for retroactive premium adjustments.

Policy acquisition costs, consisting of commissions and other costs that vary with and are directly related to the production of business, net of ceding commissions, are deferred and amortized over the terms of the policies, but only to the extent that unearned premiums are sufficient to cover all related costs and expenses. Deferred policy acquisition costs are reviewed to determine if they are recoverable from unearned premiums and, if not, are charged to expense. As of September 30, 2008 and September 30, 2007, respectively, no amounts of deferred policy acquisition costs were charged to expense as a result of the recoverability testing. As of September 30, 2008 and December 31, 2007, deferred ceding commissions exceeded deferred policy acquisition costs and were recorded as net liabilities in the amounts of $2,375,549 and $2,122,269, respectively.

An allowance for doubtful accounts is established when it becomes evident that collection is doubtful. The Company estimates its allowance for doubtful accounts by calculating the aggregate amount by which balances due from policyholders exceed unearned premium on a policy-level basis. As of September 30, 2008 and December 31, 2007, UPCIC had recorded allowances for doubtful accounts in the amounts of $2,016,804 and $832,660, respectively. The aggregate increase in the allowance is primarily due to an increase in past due installment payments from policyholders which the Company believes is attributable to the general economic downturn. The Company intends to monitor payment cycles and adjust the allowance for doubtful accounts accordingly.

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

Management has implemented several rate changes to strengthen UPCIC's financial condition. On UPCIC's Homeowner's Program ("HO"), premium rate increases averaging 9.9% and 13.2% statewide were approved by the Florida Office of Insurance Regulation ("OIR") and implemented with effective dates in May 2006 and October 2006, respectively. On UPCIC's Dwelling Fire Program ("DP"), premium rate increases averaging 11.2% and 30.6% statewide were also approved by the OIR and implemented with effective dates in May 2006 and September 2006, respectively. However, a rate filing mandated by the Florida Legislature in 2007 due to a new law presumed to reduce insurers' reinsurance costs resulted in rate decreases averaging 11.1% statewide (HO) and 2.3% statewide (DP) was approved by the OIR and integrated into UPCIC's rates on June 1, 2007. This had an adverse effect on UPCIC's premium volume. The effect of these rate decreases on existing policies and the corresponding premium decreases in direct written premium were completed on May 31, 2008. In addition, UPCIC implemented premium discounts resulting from wind mitigation efforts by policyholders. Such discounts were mandated by the Florida Legislature and became effective June 1, 2007 for new business, and August 1, 2007 for renewal business. Additionally, a rate decrease of 4.1% statewide (HO) and a rate decrease of 0.2% statewide (DP) were approved by the OIR and implemented with effective dates in January 2008 for the HO program and March 2008 for the DP program. The effect of these rate decreases is reflected in UPCIC's book of business and the full impact of the premium decreases on direct premiums written should be realized by January 2009 for the HO program and March 2009 for the DP program.

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

In light of the four windstorm catastrophes Florida experienced in 2004, and three windstorm catastrophes Florida experienced in 2005, there was a significant increase in the cost of catastrophe reinsurance coverage commencing with the June 1, 2006 renewal which the Company had planned and factored into its policy pricing. Effective June 1, 2006, UPCIC reduced the rate of cession on its quota share reinsurance. Quota share reinsurance is used primarily to increase UPCIC's underwriting capacity and to reduce exposure to losses. Quota share reinsurance refers to a form of reinsurance under which the reinsurer participates in a specified percentage of the premiums and losses on all reinsured policies in a given class of business. As a result of this reduction of UPCIC's quota share reinsurance from 80% to 50%, UPCIC has retained and earned more premiums it writes, but has also retained more related losses. UPCIC's increased exposure to potential losses could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company. UPCIC did not experience any catastrophic events during the nine-month periods ended September 30, 2008 and 2007.

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

Effective June 1, 2008 through May 31, 2009, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $399,000,000 in excess of $150,000,000 covering certain loss occurrences including hurricanes. This contract contains a provision for one reinstatement in the event coverage is exhausted; additional premium is calculated pro rata as to amount and 100% as to time. Effective June 1, 2008 through May 31, 2009, UPCIC purchased a reinstatement premium protection contract which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $274,000,000 (part of $399,000,000) in excess of $150,000,000. Effective June 1, 2008, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC's net retention through three catastrophe events including hurricanes. UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund ("FHCF"). The approximate coverage initially was estimated to be 90% of $1,340,000,000 in excess of $290,000,000. Also at June 1, 2008, the
FHCF made available, and UPCIC obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program offered by the FHCF (the "ICBUI Program"), such as UPCIC. This particular layer of coverage is $10,000,000 in excess of $29,600,000. On October 31, 2008, the Florida State Board of Administration ("SBA") published its most recent estimate of the FHCF's loss reimbursement capacity. The SBA estimated that the FHCF's total loss reimbursement capacity over the next six to twelve months is between $11.786 billion and $13.286 billion. This is significantly less than the estimate in effect when UPCIC made its FHCF coverage selections for the 2008-2009 contract year. By law, the FHCF's obligation to reimburse insurers is limited to its actual claims-paying capacity. In addition, the cost of UPCIC's reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF's claims-paying capacity.

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

Effective June 1, 2008 through December 31, 2008, the Company obtained $60,000,000 of coverage via a catastrophe risk-linked transaction product in the event UPCIC's catastrophe coverage is exhausted or UPCIC is unable to successfully collect from the FHCF for losses involving the Temporary Increase in Coverage Limits. The total cost of the Company's risk-linked transaction product is $10,260,000.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC's and the Company's business, financial condition and results of operations. At the start of the hurricane season on June 1, 2008, UPCIC has coverage to approximately the 133-year Probable Maximum Loss (PML). With the additional catastrophic coverage via the new top layer effective July 1, 2008, UPCIC would have had coverage to approximately the 145-year PML. For the 2007 hurricane season, UPCIC had coverage to approximately the 150-year PML. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 133-year PML represents a 0.752% Annual Probability of Exceedance and the 145-year PML represents a 0.690% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

The reinsurance arrangements had the following effect on certain items in the accompanying consolidated financial statements:

               Nine Months Ended                                        Nine Months Ended
               September 30, 2008                                      September 30, 2007
          --------------------------------------------    ----------------------------------------------
                                          Loss and Loss                                  Loss and Loss
            Premiums        Premiums        Adjustment        Premiums       Premiums      Adjustment
            Written          Earned          Expenses         Written         Earned        Expenses
            -------          ------          --------         -------         ------        --------
Direct    $394,304,531    $378,280,937    $107,105,622     $381,318,190   $348,259,639    $73,524,183
Ceded     (275,284,862)   (268,940,799)    (53,244,177)    (271,847,589)  (229,296,802)   (35,585,000)
          -------------   -------------   ------------     ------------    ------------   ------------
Net       $119,019,669    $109,340,138    $ 53,861,445     $109,470,601    $118,962,837   $37,939,183
          =============   =============   ============     ============    ============   ============

               Three Months Ended                                      Three Months Ended
               September 30, 2008                                      September 30, 2007
          --------------------------------------------    ----------------------------------------------
                                          Loss and Loss                                  Loss and Loss
            Premiums        Premiums        Adjustment        Premiums      Premiums       Adjustment
            Written          Earned          Expenses         Written        Earned         Expenses
            -------          ------          --------         -------        ------         --------

Direct    $124,718,631    $128,626,371    $46,907,087      $118,754,920   $127,235,717    $24,824,146
Ceded      (91,295,102)    (90,543,483)   (23,287,670)      (86,699,581)   (90,916,255)   (11,751,240)
          -------------   -------------   ------------     ------------   ------------    ------------
Net       $ 33,423,529    $ 38,082,888    $23,619,417      $ 32,055,339   $ 36,319,462    $13,072,906
          =============   =============   ============     ============   ============    ============


OTHER AMOUNTS:
                                                              September 30, 2008
                                                              ------------------

Prepaid reinsurance premiums                                        $179,016,856
                                                                    ============

Reinsurance recoverable on unpaid losses and loss                    $38,819,548
   adjustment expenses
Reinsurance recoverable on paid losses                                10,925,730
                                                                     -----------
Reinsurance recoverables                                             $49,745,278
                                                                     ===========
Reinsurance payable, net
                                                                     $65,504,986
                                                                     ===========

Reinsurance payable, as of September 30, 2008, has been reduced by $5,591,765, which represents ceding commissions due from reinsurers and $42,618,923 which represents inuring premiums receivable. The Company has determined that a right of offset, as defined in FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," exists between the Company and its reinsurers, under its quota share reinsurance treaties.

UPCIC's reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at September 30, 2008. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that ceding risks to reinsurers whom it considers to be financially sound combined with the distribution of reinsurance contracts to an array of reinsurers adequately minimizes UPCIC's risk from any potential operating difficulties of its reinsurers. However, UPCIC is required by law to purchase certain reimbursement coverage from the FHCF and has purchased other optional FHCF reimbursement coverage.

UPCIC may also be subject to assessments by Citizens Property Insurance Corporation ("Citizens"), Florida's state-run insurer of last resort, and the FHCF as a result of operating deficiencies related to windstorm catastrophes. In addition, UPCIC is subject to assessments by the Florida Insurance Guaranty Association ("FIGA"). FIGA services pending claims by Florida policyholders of member insurance companies which become insolvent and are ordered liquidated. FIGA's membership is composed of all Florida licensed direct writers of property or casualty insurance. Under Florida's current statutes and regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

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

On September 14, 2006, the Board of Governors of Citizens authorized the levying of a regular assessment on assessable insurers to recoup the 2005 Plan Year Deficit incurred in the High Risk Account. The assessment is based upon UPCIC's share of direct written premium for the subject lines of business in the State of Florida for the calendar year preceding the plan year in which the deficit occurred. UPCIC's participation in this assessment totaled $263,650. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and began implementing the recoupment in connection with this assessment in 2007. The Company expects that recoupment of this assessment will be completed in 2009.

During its meeting on December 14, 2006, the FIGA Board determined the need for an emergency assessment upon its member companies. The FIGA Board decided on an emergency assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premiums of $11.2 billion, this assessment would generate approximately $225 million. UPCIC's participation in this assessment totaled $1,772,861. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and began implementing the recoupment in connection with this assessment in 2007. The Company expects that recoupment of this assessment will be completed in 2009.

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

During its meeting on October 11, 2007, the FIGA Board determined the need for an assessment upon its member companies, which the OIR approved on October 29, 2007. The FIGA Board decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2006. Based on the 2006 net direct premiums of $15.8 billion, this assessment would generate approximately $315 million. UPCIC's participation in this assessment totaled $7,435,090. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2007 and has begun implementing the recoupment in connection with this assessment in 2008.

5.   EARNINGS PER SHARE

Earnings per share ("EPS") amounts are calculated in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

A  reconciliation  of shares used in  calculating  basic and diluted EPS for the
nine-month  and   three-month   periods  ended  September  30,  2008  and  2007,
respectively, follows:

                                                                 Nine Months Ended
                                                                 -----------------
                                                     September 30, 2008     September 30, 2007
                                                     ------------------     ------------------
Number of shares used in calculating basic EPS           37,448,000             35,528,000
Effect of assumed conversion of common stock
    equivalents                                           3,082,000              5,722,000
                                                     -------------------    ------------------
Number of shares used in calculating diluted EPS         40,530,000             41,250,000


                                                                 Three Months Ended
                                                                 ------------------
                                                     September 30, 2008     September 30, 2007
                                                     ------------------     ------------------

Number of shares used in calculating basic EPS           37,500,000             35,763,000
Effect of assumed conversion of common stock
    equivalents                                           2,426,000              5,787,000
                                                     -------------------    ------------------
Number of shares used in calculating diluted EPS         39,926,000             41,550,000

Options to purchase 2,314,304 and 530,376 shares of common stock for the nine-month periods ended September 30, 2008 and 2007, respectively, and options to purchase 3,040,000 and 1,386,685 shares of common stock for the three-month periods ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market prices during the relevant periods.

6.   STOCK-BASED COMPENSATION PLANS AND WARRANTS

Effective January, 2006, the Company adopted SFAS No. 123 (R), "Share-Based Payments," and began recognizing compensation expense in its Consolidated Statements of Operations for its stock option grants based on the fair value of the awards. Under SFAS No.123 (R), the compensation expense for the stock compensation plans that has been charged against income before income taxes was $3,372,832 and $1,660,493 for the nine-month periods ended September 30, 2008 and 2007, respectively, with a corresponding deferred income tax benefit of $1,301,070 and $640,536, respectively. As of September 30, 2008 the total unrecognized compensation cost related to nonvested share-based compensation granted under the stock compensation plans was $1,758,597. The cost is expected to be recognized over a weighted average period of 0.67 year.

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

Cash received from option exercises under all stock compensation plans for the nine-month periods ended September 30, 2008 and 2007 was $130,530 and $0, respectively. The actual tax benefit realized for tax deductions from option exercises of share-based compensation was $5,706,780 and $1,414,223 for the nine-month periods ended September 30, 2008 and 2007, respectively.

At September 30, 2008 and 2007, there were options outstanding to purchase 5,600,000 and 7,105,000 shares of common stock, respectively, with intrinsic values of $6,357,300 and $34,253,700, respectively, weighted average remaining contract terms of 3.00 and 3.47 years, respectively, and weighted average exercise prices of $3.30 and $2.32, respectively. Of the total options outstanding, options to purchase 2,410,000 and 3,780,000 shares of common stock, respectively, were currently exercisable with intrinsic values of $2,122,300 and $22,605,700, respectively, weighted average remaining contract terms of 3.26 and
3.46 years, respectively, and weighted average exercise prices of $4.58 and $1.16, respectively.

During the nine-month period ended September 30, 2008, options to purchase 1,440,000 shares of common stock were granted, and during the same period in 2007, options to purchase 2,010,000 shares of common stock were granted. Options to purchase 2,910,000 and 750,000 shares of common stock were exercised during the nine-month periods ended September 30, 2008 and 2007, respectively. Options to purchase 35,000 shares of common stock expired during the nine-month period ended September 30, 2008.

At September 30, 2008, there were no warrants outstanding to purchase shares of common stock. At September 30, 2007, there were warrants outstanding and exercisable to purchase 850,000 shares of common stock. Warrants to purchase 600,000 shares of common stock were exercised during the nine-month period ended September 30, 2008, while none were exercised during the same period in 2007.

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

In accordance with SFAS 123(R), fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair value of options granted prior to adoption of SFAS 123(R) was estimated assuming the following: weighted average expected life of five years, dividend yield of 0.0 percent, risk-free interest rate of 6.5 percent, and expected volatility as calculated at the date of grant. There were 1,440,000 options granted during the nine-month period ended September 30, 2008. The fair value of options granted during the nine-month period ended September 30, 2008 was estimated assuming the following: weighted average expected life of 2.59 years, dividend yield of 4.0 percent, risk-free interest rate of 2.55 percent, and expected volatility of 80.7 percent. There were 2,010,000 options granted during the nine-month period ended September 30, 2007. The fair value of options during the nine-month period ended September 30, 2007 was estimated assuming the following: weighted average expected life of 2.45 years, dividend yield of 4.0 percent, risk-free interest rate of 4.86 percent, and expected volatility of
70.0 percent.

7.   RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance, reinsurance negotiations and administration functions for UPCIC are performed by UPCIC, Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company, Blue Atlantic Reinsurance Corporation, a wholly-owned subsidiary of the Company ("Blue
Atlantic"), and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation (a wholly owned subsidiary of the Company), Blue Atlantic, and affiliated and unaffiliated third parties.

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida, performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the nine-month periods ended September 30, 2008 and 2007, the Company expensed claims adjusting fees of $200,000 and $615,237, respectively, to Downes and Associates.

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

During the nine-month period ended September 30, 2008, the Company issued shares of restricted common stock pursuant to the exercise of stock options as follows:

                Number of Shares  Price per
                ----------------  ---------
    Date             Issued         Share        Name        Relation to Company
    ----             ------         -----        ----        -------------------
 01/02/2008          15,000        $0.90    Harris Siskind     Former Director
 01/07/2008           9,254        $0.50    Irwin Kellner      Former Director
 01/07/2008          16,716        $1.10    Irwin Kellner      Former Director
 01/07/2008           8,955        $0.70    Irwin Kellner      Former Director
 01/07/2008          75,672        $1.63    Irwin Kellner      Former Director
 01/11/2008          10,445        $1.10    Sean P. Downes       SVP and COO
 01/11/2008          66,316        $0.50    Sean P. Downes       SVP and COO
 01/11/2008          93,208        $3.80    Sean P. Downes       SVP and COO
 01/11/2008          14,359        $1.10    James M. Lynch       EVP and CFO
 01/11/2008           9,861        $0.70    James M. Lynch       EVP and CFO
 01/11/2008          67,970        $0.50    James M. Lynch       EVP and CFO
 01/11/2008           7,785        $3.80    James M. Lynch       EVP and CFO
 01/11/2008          23,135        $0.50       Employee            Employee
 01/11/2008           6,574        $0.70       Employee            Employee
 01/11/2008          31,195        $1.00       Employee            Employee
 01/11/2008           3,064        $1.10       Employee            Employee
 03/18/2008          31,000        $1.63   Reed J. Slogoff         Director
               -------------
Total Shares        490,509

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust ("SGT") to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2,900,000 shares of the Company's common stock. On both April 11, 2008 and May 7, 2008, the Company's Board of Directors' Compensation Committee, by unanimous written consent, released shares from the SGT to satisfy Company obligations to issue stock options.

During the nine-month period ended September 30, 2008, the Company released from the SGT shares of restricted common stock pursuant to the exercise of stock options as follows:

               Number of Shares  Price per
               ----------------  ---------
    Date            Issued         Share         Name        Relation to Company
    ----            ------         -----         ----        -------------------
 04/08/2008        627,422         $0.06   Bradley I. Meier   President and CEO
 04/08/2008        104,009         $1.63   Bradley I. Meier   President and CEO
 05/01/2008         54,342         $1.63   Joel M. Wilentz        Director
 05/01/2008         37,495         $1.63   Reed J. Slogoff        Director
 05/01/2008         32,977         $1.10   Norman M. Meier        Director
 05/01/2008        172,671         $1.63   Norman M. Meier        Director
              ------------------
Total Shares     1,028,916

The aggregate number of shares of the Company's common stock released from the SGT was 1,994,000. Of that total, 1,028,916 shares of common stock were issued to those individuals exercising stock options and 965,084 shares of common stock were retained by the Company as treasury shares. The shares retained by the Company were in payment for the exercise price of certain options and the satisfaction of statutory tax liability associated with such exercise.

Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on the NYSE Alternext ("Alternext"), formerly known as the American Stock Exchange, and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine-month period ended September 30, 2008, the aggregate number of stock options and warrants exercised was 3,510,000 (1,516,000 newly issued and 1,994,000 released from the SGT). Of that total, 2,038,342 shares of common stock were issued to those individuals exercising stock options and warrants and 1,471,658 shares of common stock were retained by the Company as treasury shares. The shares retained by the Company were in payment for the exercise price of certain options and the satisfaction of statutory tax liability associated with such exercise.

During the nine-month period ended September 30, 2008, the Company retired 965,084 shares of its common stock held as treasury stock at a cost of $4,041,705.

9.   PROVISION FOR INCOME TAX EXPENSE

Federal and state income taxes decreased 24.1% to $21,096,544 for the nine-month period ended September 30, 2008 from $27,796,178 for the nine-month period ended September 30, 2007. Federal and state income taxes were 39.1% of pretax income for the nine-month period ended September 30, 2008, and 38.9% for the nine-month period ended September 30, 2007. The decrease in income tax expense is primarily due to lower income before income taxes.

10.  LOANS PAYABLE

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration ("SBA") under the ICBUI Program. Under the ICBUI Program, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC's funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $89.2 million. The $25.0 million is invested in a U.S. treasury money market account.

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

In May 2008, the Florida Legislature passed a law providing participants in the Program an opportunity to amend the terms of their surplus notes based on law changes. The new law contains methods for calculating compliance with the writing ratio requirements that might be more favorable to UPCIC than current law and the terms of the existing surplus note. On November 6, 2008, UPCIC and the SBA executed an addendum to the surplus note ("the addendum") that reflects these law changes. The terms of the addendum are effective July 1, 2008. In
addition  to  other  less  significant   changes,   the  addendum  modifies  the
definitions of Minimum Required Surplus, Minimum Writing Ratio, Surplus, and Gross Written Premium, respectively, as defined in the original surplus note.

Prior to the execution of the addendum, UPCIC was in compliance with each of the loan's covenants as implemented by rules promulgated by the SBA. UPCIC currently remains in compliance with each of the loan's covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii)
drops below a net written premium to surplus of 1:1 for three consecutive quarters beginning January 1, 2010 and drops below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010;
(iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; (vii) pays any dividend when principal or interest payments are past due under the surplus note; or
(viii) fails to maintain a level of surplus sufficient to cover in excess of UPCIC's 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually.

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of March 31, 2008 and June 30, 2008, respectively, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. As of September 30, 2008, UPCIC's net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

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

11.  COMPANY STOCK REPURCHASE

On June 25, 2008, the Company's Board of Directors authorized the Company to repurchase up to $3,000,000 of its shares of outstanding common stock. Under the repurchase program, management was authorized to repurchase shares through December 31, 2008, with block trades permitted, in open market purchases or in privately negotiated transactions at prevailing market prices in compliance with applicable securities laws and other legal requirements. To facilitate repurchases, the Company made purchases pursuant to a Rule 10b5-1 plan, which allowed the Company to repurchase its shares during periods when it otherwise might have been prevented from doing so under insider trading laws. In total, the Company repurchased 808,900 shares under its repurchase plan at an aggregate cost of $2,999,788. On August 26, 2008, the Company announced the completion of the repurchase program.

12.  SUBSEQUENT EVENT

On November 5, 2008, the Company's Board of Directors declared a dividend of $0.20 per share on its outstanding common stock. The dividend is to be paid on December 17, 2008 to the shareholders of record of the Company at the close of business on December 2, 2008. The Company expects to pay an aggregate dividend of approximately $7.4 million.

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

The Company acquired all of the outstanding common stock of Atlas, which owned all of the outstanding common stock of Sterling, from the Company's Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling's book value. On March 6, 2008 the Company received approval of this acquisition from the OIR. Sterling was renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

UPCIC has applied to write homeowners' insurance policies in five additional states besides the State of Florida. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, August 18, 2008, and September 30, 2008, UPCIC was licensed to transact insurance business within the States of South Carolina, Hawaii, and North Carolina, respectively. The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted.

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

The Company filed an application with OIR on June 23, 2008 to open a second property and casualty subsidiary, Infinity Property and Casualty Insurance Company ("Infinity"), in the State of Florida. The Company intends for this new subsidiary to write homeowners, multi peril and inland marine coverage on homes valued in excess of $1.0 million. UPCIC does not offer limits and coverage to those risks. Additionally, the Company intends for the new subsidiary to write excess flood insurance on homes valued in excess of $250,000. On October 1, 2008, the Company signed a consent order agreeing to the terms and conditions for the issuance of a certificate of authority to Infinity. Final approval and issuance of the certificate of authority will be granted at such time as the OIR is satisfied Infinity has complied with all provisions of the consent order and has received related documentation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has reassessed the critical accounting policies as disclosed in the Company's 2007 Annual Report on Form 10-KSB, as amended, and determined that no changes, additions or deletions are needed to the policies as disclosed. Also there were no significant changes in the Company's estimates associated with those policies.

The Company's financial statements are combined with those of its subsidiaries and are presented on a consolidated basis in accordance with GAAP. UPCIC makes estimates and assumptions that can have a significant effect on amounts and disclosures reported in the Company's financial statements. The most significant estimate relates to the reserves for property and casualty insurance unpaid losses and loss adjustment expenses. While the Company believes the estimates are appropriate, the ultimate amounts may differ from the estimates provided. The Company reviews these estimates on, at least, a quarterly basis and reflects any adjustment considered necessary in its current results of operations.


ANALYSIS OF FINANCIAL CONDITION - AS OF SEPTEMBER 30, 2008 COMPARED TO DECEMBER 31, 2007

The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans. The Company held cash and cash equivalents at September 30, 2008 and December 31, 2007 of $274,175,693 and $214,745,606, respectively. As of
September 30, 2008, the Company held US Treasury bonds at a book value of $4,348,590 and a market value of $4,364,794. The US Treasury bonds have gross unrealized gains of $16,204 and no gross unrealized losses. It is the Company's intent to hold the bonds to maturity, which will occur at various dates in a one to five year period. As of December 31, 2007, the Company held no bonds. The Company has not had, nor does it currently have, any exposure to sub-prime related holdings.

The Company believes that premiums will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company's policy is to invest amounts considered to be in excess of current working capital requirements. At September 30, 2008 and December 31, 2007, the Company's investments were comprised of $16,542,142 and $176,350,298, respectively, in cash, $257,633,551 and $38,395,308, respectively, in short-term investments, $4,348,590 and $0, respectively, in bonds, and $3,419,432 and $3,392,827, respectively, in real estate consisting of a building purchased by UPCIC that the Company is currently using as its home office. The Company has transferred excess funds to U.S. Treasury money market funds from cash accounts to more conservatively limit its exposure to the volatility in the current banking environment.

The Company's Property and Equipment, net of accumulated depreciation, increased to $938,262 as of September 30, 2008 from $874,430 as of December 31, 2007. The increase was primarily due to the acquisition of automobiles and furniture and fixtures.

As of September 30, 2008, the Company had a liability for Accounts Payable of $2,141,253 as compared to $2,972,147 as of year-end 2007. The net decrease in Accounts Payable is primarily due to a lower liability to vendors as of September 30, 2008.

The  Company's  liability  for  Reinsurance  Payable  increased  $31,616,636  to
$65,504,986 during the nine-month period ended September 30, 2008 from $33,888,350 as of year-end 2007, primarily due to the timing of settlements with reinsurers.

As of September 30, 2008 and December 31, 2007, respectively, the Company had overpayments of $5,325,406 and $460,225, which are included in Other Receivables, due to estimated income tax installment payments exceeding the Company's provision for Federal and state income taxes. The net increase in the recoverable balance consisted primarily of the current year provision for income taxes in the amount of $22,006,536, the tax benefit on the exercise of stock options in the amount of $5,706,780 and estimated income tax installment payments of $20,474,740.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Net income decreased 24.8% to $32,879,120 for the nine-month period ended September 30, 2008 from $43,738,965 for the nine-month period ended September 30, 2007. The Company's earnings per diluted share were $0.81 for the 2008 period versus $1.06 in the same period last year. Even though there was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and increases in gross premiums written and earned during the nine-month period ending September 30, 2008, the Company experienced a decrease in net income during this period due primarily to increases in ceded premiums earned and losses and loss adjustment expenses incurred as described below.

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

UPCIC purchased the maximum additional coverage available to the Company under the expanded FHCF, allowing UPCIC to maximize its cost savings from the new law. UPCIC's mid-2007 rate reductions therefore reflected actual reductions in UPCIC's operating costs. In addition, UPCIC's private reinsurance costs in 2007 and its costs in 2008 are lower than were included in its rates prior to the 2007 legislation.

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

Gross premiums written increased 3.4% to $394,304,531 during the nine-month period ending September 30, 2008 from $381,318,190 in the same period of 2007. As of September 30, 2008 and December 31, 2007, UPCIC was servicing approximately 451,000 and 374,000, respectively, homeowners' and dwelling fire insurance policies with in-force premiums of approximately $519,300,000 and $504,500,000, respectively.

Net premiums earned decreased 8.1% to $109,340,138 for the nine-month period ended September 30, 2008 from $118,962,837 for the nine-month period ended September 30, 2007. The decrease is due to an increase in direct premiums earned (net of previously discussed rate decreases and implementation of wind mitigation credits) and a proportionally higher increase in ceded premiums earned related to changes in the reinsurance program as described in Note 4 - Reinsurance to the Company's unaudited condensed consolidated financial statements in Part I, Item 1 above.

Net investment income decreased 56.0% to $3,628,472 for the nine-month period ended September 30, 2008 from $8,241,833 for the nine-month period ended September 30, 2007. The decrease is primarily due to a lower interest rate environment during the nine-month period ended September 30, 2008.

Commission revenue increased 29.3% to $20,526,922 for the nine-month period ended September 30, 2008 from $15,879,099 for the nine-month period ended September 30, 2007. Commission revenue is comprised principally of the managing general agent's policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in reinsurance commission sharing of approximately $2.5 million, and an increase in managing general agent's policy fee income of approximately $2.1 million.

Other revenue increased 491.4% to $3,658,373 for the nine-month period ended September 30, 2008 from $618,546 for the nine-month period ended September 30, 2007. The increase is primarily due to fees earned on new payment plans offered to policyholders by UPCIC. UPCIC was not offering such payment plans during the 2007 period.

Net losses and LAE increased 42.0% to $53,861,445 for the nine-month period ended September 30, 2008 from $37,939,183 for the nine-month period ended September 30, 2007. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 49.3% and 31.9% during the nine-month periods ended September 30, 2008 and 2007, respectively, and were comprised of the following components:

                                              Nine months ended September 30, 2008
                                              ------------------------------------
                                         Direct              Ceded                Net
                                         ------              -----                ---
 Loss and loss adjustment expenses       $107,105,622         $53,244,177        $53,861,445
 Premiums earned                         $378,280,937        $268,940,799       $109,340,138
 Loss & LAE ratios                              28.3%               19.8%              49.3%


                                              Nine months ended September 30, 2007
                                              ------------------------------------
                                         Direct              Ceded                Net
                                         ------              -----                ---
 Loss and loss adjustment expenses        $73,524,183         $35,585,000        $37,939,183
 Premiums earned                         $348,259,639        $229,296,802       $118,962,837
 Loss & LAE ratios                              21.1%               15.5%              31.9%


The direct loss and LAE ratio for the nine-month period ended September 30, 2008 was 28.3% compared to 21.1% for the nine-month period ended September 30, 2007. The increase in the direct loss and LAE ratio is attributable to the increase in direct loss and LAE incurred outpacing the increase in direct earned premium in the 2008 period.

Although total direct premiums earned increased 8.6% in the nine-month 2008 period compared to the same period in 2007, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits. As of September 30, 2008, UPCIC was servicing approximately 451,000 homeowners' and dwelling fire insurance policies with in-force premiums of approximately $519,300,000, or an average of $1,151 per policy. The comparable average in-force premium per policy as of September 30, 2007 was
$1,441. Consequently, the direct loss and LAE ratio increased for the 2008 period. However, except for incurred losses and LAE of approximately $5.3 million, or 1.4% of direct earned premium, related to Tropical Storm Fay in the third quarter of 2008, the Company's loss experience did not vary significantly during the 2008 period compared to the 2007 period.

The ceded loss and LAE ratio for the nine-month period ended September 30, 2008 was 19.8% compared to 15.5% for the nine-month period ended September 30, 2007. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company's quota share reinsurance treaty and higher total reinsurance costs in the 2008 period compared to the 2007 period. Although reinsurance costs have decreased, total reinsurance costs are higher as UPCIC purchased additional coverage in 2008.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the nine-month periods ended September 30, 2008 and 2007, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company's reinsurance program.

General and administrative expenses decreased 14.3% to $29,316,796 for the nine-month period ended September 30, 2008 from $34,227,989 for the nine-month period ended September 30, 2007. The decrease in general and administrative expenses was due to several factors, including an increase in ceding commissions due to greater ceded earned premiums, an increase in insurance expense, a decrease in assessment expense due to increased collections of assessments from policyholders, and a decrease in executive incentive compensation.

Federal and state income taxes decreased 24.1% to $21,096,544 for the nine-month period ended September 30, 2008 from $27,796,178 for the nine-month period ended September 30, 2007. Federal and state income taxes were 39.1% of pretax income for the nine-month period ended September 30, 2008, and 38.9% for the nine-month period ended September 30, 2007. The decrease is primarily due to lower income before income taxes.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Net income decreased 46.6% to $7,372,654 for the three-month period ended September 30, 2008 from $13,810,702 for the three-month period ended September 30, 2007. The Company's earnings per diluted share were $0.19 for the 2008 period versus $0.33 in the same period last year. Even though there was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and gross premiums written and earned during the three-month period ending September 30, 2008, the Company experienced a decrease in net income during this period due primarily to increases in ceded premiums earned and losses and loss adjustment expenses incurred as described below.

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

UPCIC purchased the maximum additional coverage available to the Company under the expanded FHCF, allowing UPCIC to maximize its cost savings from the new law. UPCIC's mid-2007 rate reductions therefore reflected actual reductions in UPCIC's operating costs. In addition, UPCIC's private reinsurance costs in 2007 and its costs in 2008 are lower than were included in its rates prior to the 2007 legislation.

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

Gross premiums written increased 5.0% to $124,718,631 in the third quarter of 2008 from $118,754,920 in the same period of 2007. As of September 30, 2008 and December 31, 2007, UPCIC was servicing approximately 451,000 and 374,000, respectively, homeowners' and dwelling fire insurance policies with in-force premiums of approximately $519,300,000 and $504,500,000, respectively.

Net premiums earned increased 4.9% to $38,082,888 for the three-month period ended September 30, 2008 from $36,319,462 for the three-month period ended September 30, 2007. The increase is due to an increase in direct premiums earned (net of previously discussed rate decreases and implementation of wind mitigation credits).

Net investment income decreased 59.9% to $1,109,770 for the three-month period ended September 30, 2008 from $2,766,754 for the three-month period ended September 30, 2007. The decrease is primarily due to a lower interest rate environment during the three-month period ended September 30, 2008.

Commission revenue increased 9.4% to $6,677,703 for the three-month period ended September 30, 2008 from $6,105,510 for the three-month period ended September 30, 2007. Commission revenue is comprised principally of the managing general agent's policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. For the three-month period ended September 30, 2008, reinsurance commission sharing was approximately $3.7 million and managing general agent's policy fee income was approximately $3.0 million.

Other revenue increased 156.7% to $1,304,663 for the three-month period ended September 30, 2008 from $508,313 for the three-month period ended September 30, 2007. The increase is primarily due to fees earned on new payment plans offered to policyholders by UPCIC. UPCIC was not offering such payment plans during the 2007 period.

Net losses and LAE increased 80.7% to $23,619,417 for the three-month period ended September 30, 2008 from $13,072,906 for the three-month period ended September 30, 2007. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 62.0% and 36.0% during the three-month periods ended September 30, 2008 and 2007, respectively, and were comprised of the following components:

                                            Three months ended September 30, 2008
                                            -------------------------------------
                                         Direct              Ceded               Net
                                         ------              -----               ---
 Loss and loss adjustment expenses         $46,907,087       $23,287,670        $23,619,417
 Premiums earned                          $128,626,371       $90,543,483        $38,082,888
 Loss & LAE ratios                               36.5%             25.7%              62.0%


                                            Three months ended September 30, 2007
                                            -------------------------------------
                                         Direct              Ceded               Net
                                         ------              -----               ---
 Loss and loss adjustment expenses         $24,824,146       $11,751,240        $13,072,906
 Premiums earned                          $127,235,717       $90,916,255        $36,319,462
 Loss & LAE ratios                               19.5%             12.9%              36.0%


The direct loss and LAE ratio for the three-month period ended September 30, 2008 was 36.5% compared to 19.5% for the three-month period ended September 30, 2007. The increase in the direct loss and LAE ratio is attributable to the increase in direct loss and LAE incurred outpacing the increase in direct earned premium in the 2008 period.

Total direct premiums earned increased 1.1% in the three-month 2008 period compared to the same period in 2007. However, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits. As of September 30, 2008, UPCIC was servicing approximately 451,000 homeowners' and dwelling fire insurance policies with in-force premiums of approximately $519,300,000, or an average of $1,151 per policy. The comparable average in-force premium per policy as of September 30, 2007 was $1,441. Consequently, the direct loss and LAE ratio increased significantly for the 2008 period. However, except for incurred losses and LAE of approximately $5.3 million, or 4.1% of direct earned premium, related to Tropical Storm Fay in the third quarter of 2008, the Company's loss experience did not vary significantly during the 2008 period compared to the 2007 period.

The ceded loss and LAE ratio for the three-month period ended September 30, 2008 was 25.7% compared to 12.9% for the three-month period ended September 30, 2007. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company's quota share reinsurance treaty and higher total reinsurance costs in the 2008 period compared to the 2007 period. Although reinsurance costs have decreased, total reinsurance costs are higher as UPCIC purchased additional coverage in 2008.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC's and the Company's results of operations and financial position. During the three-month periods ended September 30, 2008 and 2007, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC's and the Company's catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company's reinsurance program.

General and administrative expenses decreased 8.4% to $11,832,474 for the three-month period ended September 30, 2008 from $12,923,516 for the three-month period ended September 30, 2007. The decrease in general and administrative expenses was due to several factors, including an increase in ceding commissions due to greater ceded earned premiums, an increase in insurance expense, and a decrease in assessment expense due to increased collections of assessments from policyholders.

Federal and state income taxes decreased 26.2% to $4,350,479 for the three-month period ended September 30, 2008 from $5,892,915 for the three-month period ended September 30, 2007. Federal and state income taxes were 37.1% of pre-tax income for the three-month period ended September 30, 2008, and 29.9% for the three-month period ended September 30, 2007. The decrease is primarily due to lower pre-tax income for the three-month period ended September 30, 2008 than for the same period in 2007, and certain expenses that were not allowed as a tax deductible expense for the three-month period ended September 30, 2007. The disallowance had the effect of increasing taxable income and, therefore, income taxes, during the 2007 period. There were no similar expenses disallowed for income tax purposes for the three-month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company's primary sources of cash flow are the receipt of premiums, commissions, policy fees, investment income, reinsurance recoverables and short-term loans.

For the nine-month periods ended September 30, 2008 and 2007, cash flows provided by operating activities were $73,019,638 and $67,774,126, respectively. Cash flows from operating activities are expected to be positive in both the short term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists entirely of cash, bonds and money market accounts.

The Company believes that its current capital resources are sufficient to support current operations and expected growth for at least twelve months.

On June 25, 2008, the Company's Board of Directors authorized the Company to repurchase up to $3,000,000 of its shares of outstanding common stock. Under the repurchase program, management was authorized to repurchase shares through December 31, 2008, with block trades permitted, in open market purchases or in privately negotiated transactions at prevailing market prices in compliance with applicable securities laws and other legal requirements. To facilitate repurchases, the Company made purchases pursuant to a Rule 10b5-1 plan, which allowed the Company to repurchase its shares during periods when it otherwise might have been prevented from doing so under insider trading laws. In total, the Company repurchased 808,900 shares under its repurchase plan at an aggregate cost of $2,999,788. On August 26, 2008, the Company announced the completion of the repurchase program.

COMPANY BORROWINGS

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration ("SBA") under the ICBUI Program. Under the ICBUI Program, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC's funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $89.2 million. The $25.0 million is invested in a U.S. treasury money market account.

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

In May 2008, the Florida Legislature passed a law providing participants in the Program an opportunity to amend the terms of their surplus notes based on law changes. The new law contains methods for calculating compliance with the writing ratio requirements that might be more favorable to UPCIC than current law and the terms of the existing surplus note. On November 6, 2008, UPCIC and the SBA executed an addendum to the surplus note ("the addendum") that reflects these law changes. The terms of the addendum are effective July 1, 2008. In
addition  to  other  less  significant   changes,   the  addendum  modifies  the
definitions of Minimum Required Surplus, Minimum Writing Ratio, Surplus, and Gross Written Premium, respectively, as defined in the original surplus note.

Prior to the execution of the addendum, UPCIC was in compliance with each of the loan's covenants as implemented by rules promulgated by the SBA. UPCIC currently remains in compliance with each of the loan's covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii)
drops below a net written premium to surplus of 1:1 for three consecutive quarters beginning January 1, 2010 and drops below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010;
(iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; (vii) pays any dividend when principal or interest payments are past due under the surplus note; or
(viii) fails to maintain a level of surplus sufficient to cover in excess of UPCIC's 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually.

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of March 31, 2008 and June 30, 2008, respectively, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. As of September 30, 2008, UPCIC's net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

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

AVAILABLE CASH

The Company held cash and cash equivalents at September 30, 2008 of $274,175,693. Of that amount, $251,330,244 was held by UPCIC, most of which is available to pay claims or relates to policyholder surplus. Accordingly, cash and cash equivalents in UPCIC are not available to buy back Company stock or pay Company dividends. A portion of those claims paid by the Company would be recoverable through the Company's catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment. As of December 31, 2007, the Company held cash and cash equivalents of $214,745,606.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida
Insurance Code as the greater of 10% of the insurer's total liabilities or $4,000,000. UPCIC's statutory capital and surplus was $89,171,907 at September 30, 2008 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus at December 31, 2007 was $35,580,159. During the nine-month period ended September 30, 2008, UPCIC declared and paid aggregate dividends to the Company of $23,000,000.

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

CASH DIVIDENDS

On April 8, 2008, the Company paid a dividend that was accrued at December 31, 2007, of $0.09 per share on its outstanding common stock. The aggregate amount of the dividend was $3,329,204. On January 23, 2008, the Company's Board of
Directors declared a dividend of $0.10 per share on its outstanding common stock. The dividend was paid on August 7, 2008 to stockholders of record as of July 9, 2008 in the aggregate amount of $3,791,617. On August 15, 2008, the
Company's Board of Directors declared a dividend of $0.10 per share on its outstanding common stock. The dividend was paid on October 30, 2008 to stockholders of record as of October 2, 2008 in the aggregate amount of $3,724,217.

On November 5, 2008, the Company's Board of Directors declared a dividend of $0.20 per share on its outstanding common stock. The dividend is to be paid on December 17, 2008 to the shareholders of record of the Company at the close of business on December 2, 2008. The Company expects to pay an aggregate dividend of approximately $7.4 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the nine-month periods ended September 30, 2008 and 2007, respectively.

CONTRACTUAL OBLIGATIONS

There have been no material changes during the period covered by this Report, outside of the ordinary course of the Company's business, to the contractual obligations specified in the table of contractual obligations included in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-KSB, as amended for the fiscal year ended December 31, 2007.

FACTORS AFFECTING OPERATION RESULTS AND MARKET PRICE OF STOCK

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. This report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. The words "expect," "estimate," "anticipate," "believe," "intend," "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those set forth in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those uncertainties discussed below as well as those discussed elsewhere in this report.

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

MANAGEMENT OF EXPOSURE TO CATASTROPHIC LOSSES

UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly. UPCIC's exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. UPCIC also protects itself against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of hurricane season on June 1 of each year. UPCIC's reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. UPCIC's catastrophe reinsurance program currently covers three events, subject to the terms and limitations of the reinsurance contracts. However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely obtain reinsurance. In addition, UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program and for losses that otherwise are not covered by the reinsurance program, and such losses could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company.

RELIANCE ON THIRD PARTIES AND REINSURERS

UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC's intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements. For the 2007 hurricane season, UPCIC's reinsurance agreements transferred the risk of loss in excess of $45,000,000 for the first event and $9,300,000 for the second and third events up to approximately the 150-year PML as of the beginning of hurricane season on June 1. These amounts may change in the future. At the start of hurricane season on June 1, 2008, UPCIC has coverage to approximately the

133-year PML. With the additional catastrophe coverage via the new top layer effective July 1, 2008, UPCIC would have had coverage to approximately the 145-year PML. UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on the Company's business, financial condition and results of operations should catastrophe losses exceed these amounts.

REINSURANCE

The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC's results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. In addition, UPCIC obtains a significant portion of its reinsurance coverage from the FHCF. There is no guaranty the FHCF will be able to honor its obligations. On October 31, 2008, the Florida State Board of Administration ("SBA") published its most recent estimate of the FHCF's loss reimbursement capacity. The SBA estimated that the FHCF's total loss reimbursement capacity over the next six to twelve months is between $11.786 billion and $13.286 billion. This is significantly less than the estimate in effect when UPCIC made its FHCF coverage selections for the 2008-2009 contract year. By law, the FHCF's obligation to reimburse insurers is limited to its actual claims-paying capacity. In addition, the cost of UPCIC's reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF's claims-paying capacity.

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

GOVERNMENT REGULATION

Florida insurance companies, such as UPCIC, are subject to regulation and supervision by the OIR. The OIR has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents (through the Florida Department of Financial Services); the standards of solvency to be met and maintained; the nature of, and limitations on, investments; approval of policy forms and rates; review of reinsurance contracts; periodic examination of the affairs of insurance companies; and the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

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

LEGISLATIVE INITIATIVES

The State of Florida operates Citizens to provide insurance to Florida homeowners in high-risk areas and others without private insurance options. As of September 30, 2008, there were 1,192,122 Citizens policies in force. In May 2007, the State of Florida passed legislation that freezes property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permits insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. In May 2008, the Florida Legislature extended a freeze on Citizens rates through January 2010. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida Legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, or if UPCIC purchases additional private market reinsurance due to reduced estimates of the FHCF's claims-paying capacity, the cost of UPCIC's reinsurance program may increase, which could affect UPCIC's profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida Legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

PRODUCT PRICING

The rates charged by UPCIC generally are subject to regulatory review and approval before they may be implemented. UPCIC periodically submits its rate revisions to regulators as required by law or deemed by the Company and UPCIC to be necessary or appropriate for UPCIC's business. UPCIC prepares these filings based on objective data relating to its business and on judgment exercised by its management or employees and by retained professionals. There is no assurance that the objective data incorporated in UPCIC's filings based on its past experience will be reflective of UPCIC's future business. In addition, there is no assurance that UPCIC's business will develop consistently with the judgments reflected in its filings. The Company and UPCIC likewise cannot be assured that regulatory authorities will evaluate UPCIC's data and judgments in the same manner as UPCIC. UPCIC's filings also might be affected by political or regulatory factors outside of UPCIC's control, which might result in disapproval of UPCIC's filings or in negotiated compromises resulting in approved rates that differ from rates initial filed by UPCIC or that the Company and UPCIC otherwise would consider more appropriate for its business.

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

FINANCIAL STABILITY RATING

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company's sales. Demotech, Inc. maintains a letter scale financial stability rating system ranging from A** (A double prime) to L (licensed by state regulatory authorities). Demotech, Inc. has assigned UPCIC a financial stability rating of A, which is two rating levels below the highest level assigned by Demotech, Inc. According to Demotech, Inc., A ratings are assigned to insurers that have "exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels." With a financial stability rating of A, the Company expects that UPCIC's property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. The rating of UPCIC is subject to at least annual review by, and may be revised downward by, or revoked at, the sole discretion of, Demotech, Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company's investment portfolio as a result of fluctuations in prices, interest rates and, to a lesser extent, the Company's debt obligations. Other than the Company's purchase of several US Treasury bonds during the nine-month period ended September 30, 2008, the Company has maintained approximately the same investment mix from December 31, 2007 to September 30, 2008. As previously described in "Company Borrowings," the Company's surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.

There  have  been  no  material  changes  to  the  Company's   quantitative  and
qualitative market risk exposures from December 31, 2007, as described in the Company's Form 10-KSB, as amended, through September 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries had any reportable legal proceedings during the nine-months ended September 30, 2008. Certain claims and complaints have been filed or are pending against the Company or one or more of its subsidiaries with respect to various matters. In the opinion of management, none of these lawsuits is material, and they are adequately provided for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company or any of its subsidiaries.

ITEM 1A.  RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine-month period ended September 30, 2008, the aggregate number of stock options and warrants exercised was 3,510,000. Of that total, 2,038,342 shares of common stock were issued to those individuals exercising stock options and warrants and 1,471,658 shares of common stock were retained by the Company as treasury stock, respectively. The shares retained by the Company were in payment for the exercise price of certain options and the satisfaction of statutory tax liability associated with such exercise. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company's common stock as quoted on Alternext and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 25, 2008, the Company's Board of Directors authorized the Company to repurchase up to $3,000,000 of its shares of outstanding common stock. Under the repurchase program, management is authorized to repurchase shares through December 31, 2008, with block trades permitted, in open market purchases or in privately negotiated transactions at prevailing market prices in compliance with applicable securities laws and other legal requirements. To facilitate repurchases, the Company made purchases pursuant to a Rule 10b5-1 plan, which allowed the Company to repurchase its shares during periods when it otherwise might have been prevented from doing so under insider trading laws. In total, the Company repurchased 808,900 shares under its repurchase plan at an aggregate cost of $2,999,788. On August 26, 2008, the Company announced the completion of the repurchase program. During the three-month period ended September 30, 2008, the Company repurchased 789,300 shares at a cost of $2,928,671 as follows:

                                                                                      (d) Maximum
                                                                                       Number of
                                                                                      Approximate
                          (a) Total                        (c) Total Number of     (Dollar Value) of
                           Number of                        Shares (or Units)       Shares that may
                           Shares (or       (b) Average    Purchased as Part of     Yet Be Purchased
                             Units)       Price Paid Per    Publicly Announced     Under the Plans or
      Period               Purchased      Share (or Unit)   Plans or Programs            Programs
      ------               ---------      ---------------   -----------------            --------
July 1-31, 2008             375,900              $3.70                375,900           $  1,537,870
August 1-31, 2008           413,400              $3.72                413,400                    212
September 1-30, 2008              -                  -                      -                    212
                       ============                              ============
Total                       789,300              $3.71                789,300           $        212
                       ============              =====           ============           ============


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During  the   three-month   period  ended  September  30,  2008,  the  Company's
stockholders did not vote on any matters.

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



                                        UNIVERSAL INSURANCE HOLDINGS, INC.
Date:   November 10, 2008               /s/ Bradley I. Meier
                                        ----------------------------------------
                                        Bradley I. Meier, President and Chief
                                        Executive Officer


                                        /s/ James M. Lynch
                                        ----------------------------------------
                                        James M. Lynch, Chief Financial Officer