Form 10-K
period 2008-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2009-03-13
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-20848

UNIVERSAL INSURANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0231984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 West Commercial Blvd., Suite 100, Fort Lauderdale, Florida 33309
(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 958-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ]	Yes	[X]	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[ ]	Yes	[X]	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	[X]	Yes	[ ]	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
	[ ]	Yes	[X]	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2008: $66,244,055.

Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 20, 2009: 38,448,172

DOCUMENTS INCORPORATED BY REFERENCE

NONE

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I

Item 1.     Business

The Company

Universal Insurance Holdings, Inc. (“UIH” or the “Company”) was originally organized as Universal Heights, Inc. in 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. In April 1997, the Company organized a subsidiary, Universal Property & Casualty Insurance Company (“UPCIC”), as part of its strategy to take advantage of what management believed to be profitable business and growth opportunities in the marketplace. UPCIC was formed to participate in the transfer of homeowners’ insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association (“JUA”). The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing.

The Company was incorporated under the laws of the State of Delaware on November 13, 1990 and its principal executive offices are located at 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309, and its telephone number is (954) 958-1200.

Insurance Business

The Company’s primary product is homeowners’ insurance. The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC’s portfolio as of December 31, 2008 includes approximately 453,000 policies with coverage for wind risks and 8,000 policies without wind risks. The average premium for a policy with wind coverage is approximately $1,136 and the average premium for a policy without wind coverage is approximately $499.

As of December 31, 2008, the geographical distribution of UPCIC’s policies-in-force and total insured values in the state of Florida were as follows:

County	Total Policies	%	Total Insured Value	%
Miami-Dade, Broward
& Palm Beach	131,049	28.45%	$29,156,565,952	28.82%
Lee & Collier	55,825	12.12%	12,034,819,971	11.89%
Pinellas &
Hillsborough	55,192	11.98%	11,522,380,125	11.39%
Brevard &
Indian River	28,054	6.09%	6,184,826,090	6.11%
St. Lucie & Martin	26,248	5.70%	6,112,396,050	6.04%
Manatee & Sarasota	31,314	6.80%	6,002,236,121	5.93%
Escambia	20,914	4.54%	5,239,007,721	5.18%
Duval	12,202	2.65%	2,306,944,293	2.28%
All Other Counties	99,806	21.67%	22,624,054,598	22.36%
Total	460,604	100.00%	$101,183,230,921	100.00%

Operations

All underwriting, rating, policy issuance, reinsurance negotiations, and certain administration functions for UPCIC are performed by Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company. Reinsurance negotiations for UPCIC are also performed by Blue Atlantic Reinsurance Corp.

(“BARC”), a wholly owned subsidiary of the Company, and unaffiliated third parties. Universal Adjusting Corporation, a wholly owned subsidiary, performs claims adjustment for UPCIC.

The earnings of UPCIC from policy premiums are supplemented to an extent by the generation of investment income from investment policies adopted by the Board of Directors of UPCIC. UPCIC’s principal investment goals are to maintain safety and liquidity, enhance equity values, and to achieve an increased rate of return consistent with regulatory requirements.

MANAGEMENT OPERATIONS

The Company is a vertically integrated insurance holding company. The Company, through its subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenue from the collection and investment of premiums. The Company’s agency operations, which include Universal Florida Insurance Agency and Coastal Homeowners Insurance Specialists, Inc., generate income from commissions. Universal Risk Advisors, Inc., the Company’s managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC’s insurance products through the Company’s distribution network. Universal Risk Life Advisors, Inc. was formed to be the Company’s managing general agent for life insurance products, but is not currently conducting business. In addition, the Company has formed a claims adjusting company, Universal Adjusting Corporation, which adjusts UPCIC claims, and an inspection company, Universal Inspection Corporation, which performs property inspections for homeowners’ insurance policies underwritten by UPCIC.

UPCIC has applied for expansion to write homeowners’ insurance policies in five additional states. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, August 18, 2008, September 30, 2008, and January 29, 2009, UPCIC was licensed to transact insurance business within the States of South Carolina, Hawaii, North Carolina, and Georgia, respectively. The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted. In addition, UPCIC has filed to offer flood insurance through the National Flood Insurance Program (“NFIP”).

The Company filed an application with the Florida Department of Insurance (subsequently renamed the Florida Office of Insurance Regulation (“OIR”) on June 23, 2008 to open a second property and casualty subsidiary, Infinity Property and Casualty Insurance Company (“Infinity”), in the State of Florida. The Company intends for this new subsidiary to write homeowners, multi peril and inland marine coverage on homes valued in excess of $1.0 million. UPCIC offers limits and coverage on homes valued at less than $1,000,000. Additionally, the Company intends for the new subsidiary to write excess flood insurance on homes valued in excess of $250,000. On October 1, 2008, the Company signed a consent order agreeing to the terms and conditions for the issuance of a certificate of authority to Infinity. The final approval and issuance of the certificate of authority was granted on December 2, 2008 by the OIR. Infinity was recently renamed American Platinum Property and Casualty Insurance Company (“American Platinum”). As of December 31, 2008, American Platinum had not yet underwritten any policies.

Direct Sales Operations

During 2006, the Company decided to discontinue its on-line commerce segment and focus on its core operations. In the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, the Company has separately disclosed results relating to its discontinued operations. The disclosure for discontinued operations relates to the operating segment previously reported as the Company’s on-line commerce segment.

Agency Operations

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and Coastal Homeowners Insurance Specialists, Inc. was incorporated in Florida on July 2, 2001, each as wholly owned subsidiaries of the Company to solicit voluntary business. These entities are a part of the Company’s agency operations, which seek to generate income from commissions, premium financing referral fees and the marketing of ancillary services.

Other Operations

Universal Inspection Corporation was incorporated in Florida on January 3, 2000 as a wholly owned subsidiary of the Company. Universal Inspection Corporation performs property inspections for homeowners’ insurance policies underwritten by UPCIC. In September 2006, the Company initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. (“Sterling”). Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007. BARC was incorporated in Florida on November 9, 2007 as a wholly owned subsidiary of the Company to be a reinsurance intermediary broker. BARC became licensed as a reinsurance intermediary broker by the OIR on January 4, 2008. Universal Logistics Corporation (“ULC”) was incorporated on October 29, 2008 as a wholly owned subsidiary of the Company to carry out some of the operational duties associated with the day-to-day business of the Company.

Factors Affecting OperatinG Results and Market Price of Stock

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of uncertainties, many of which are beyond the Company’s control. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. The Company’s actual results could differ materially from those set forth in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those uncertainties discussed below as well as those discussed elsewhere in this report.
Nature of the Company’s Business

Factors affecting the sectors of the insurance industry in which the Company operates may subject the Company to significant fluctuations in operating results. These factors include competition, catastrophe losses and general economic conditions including interest rate changes, as well as legislative initiatives, the regulatory environment, the frequency of litigation, the size of judgments, severe weather conditions, climate changes or cycles, the role of federal or state government in the insurance or financial markets, judicial or other authoritative interpretations of laws and policies, and the availability and cost of reinsurance. Specifically, the homeowners’ insurance market, which comprises the bulk of the Company’s current operations, is influenced by many factors, including state and federal laws, market conditions for homeowners’ insurance and residential plans. Additionally, an economic downturn could result in fewer home sales and less demand for new homeowners seeking insurance.

The Company believes that a substantial portion of its future growth will depend on its ability, among other things, to successfully implement its business strategy, including expanding the Company’s product offering by underwriting and marketing additional insurance products and programs through its distribution network, further penetrating the Florida market by establishing relationships with additional independent agents in order to expand its distribution network and to further disperse its geographic risk by expanding into other geographical areas outside the state of Florida. Any future growth is contingent on various factors, including the availability of adequate capital, the Company’s ability to hire and train additional personnel, regulatory requirements, the competitive environment, and rating agency considerations. There is no assurance that the Company will be successful in expanding its business, that the Company’s existing infrastructure will be able to support additional expansion or that any new business will be profitable. Moreover, as the Company expands its insurance products and programs and the Company’s mix of business changes, there can be no assurance that the Company will be able to maintain or improve its profit margins or other operating results. In addition, Florida is currently experiencing an economic downturn and diminution of real estate values that could affect the premium rates the Company charges for homeowner’s insurance. There can also be no assurance that the Company will be able to obtain the required regulatory approvals to offer additional insurance products. UPCIC also is required to maintain minimum surplus to support its underwriting program. The surplus requirement affects UPCIC’s potential growth. In addition, there can be no assurance that current state or federal laws applicable to the Company’s business will not be amended in the future. Any such amendment could have an adverse effect on the Company’s financial condition or operations.

Insurance Operations

Management has implemented several rate changes to strengthen UPCIC’s financial condition.  On UPCIC’s Homeowner’s Program (“HO”), premium rate increases averaging 9.9% and 13.2% statewide were approved by the Florida OIR and implemented with effective dates in May 2006 and October 2006, respectively.  On UPCIC’s Dwelling Fire Program (“DP”), premium rate increases averaging 11.2% and 30.6% statewide were also approved by the OIR and implemented with effective dates in May 2006 and September 2006, respectively.  However, a rate filing mandated by the Florida Legislature in 2007 due to a new law presumed to reduce insurers’ reinsurance costs resulted in rate decreases averaging 11.1% statewide HO and 2.3% statewide DP was approved by the OIR and integrated into UPCIC’s rates on June 1, 2007.  This had an adverse effect on UPCIC’s premium volume.  The effect of these rate decreases on existing policies and the corresponding premium decreases in direct written premium were completed on May 31, 2008. In addition, UPCIC implemented premium discounts resulting from wind mitigation efforts by policyholders.  Such discounts were mandated by the Florida Legislature and became effective June 1, 2007 for new business, and August 1, 2007 for renewal business.  Additionally, a rate decrease of 4.1% statewide HO and a rate decrease of 0.2% statewide DP were approved by the OIR and implemented with effective dates in January 2008 for the HO program and March 2008 for the DP program.  The effect of these rate decreases is reflected in UPCIC’s book of business and the full impact of the premium decreases on direct premiums written should be realized by January 2009 for the HO program and March 2009 for the DP program. Finally, UPCIC has filed its annual premium rate changes with the Florida OIR.  The requested statewide average rate increase of 4.8% HO was approved by the OIR and will be implemented in UPCIC’s rates on February 27, 2009 for new business and April 19, 2009 for renewal business. The requested statewide average rate increase of 4.7% DP was approved by the OIR and will be implemented in UPCIC’s rates on March 2, 2009 for new business and April 21, 2009 for renewal business.

The wind mitigation discounts mandated by the Florida Legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant effect on UPCIC’s premium.  As of June 1, 2007, 1.9% of UPCIC policyholders were receiving wind mitigation credits totaling $6,284,697 (a 1.3% reduction of in force premium).  As of December 31, 2007, 11.8% of UPCIC policyholders were receiving wind mitigation credits totaling $31,951,623 (a 6.4% reduction of in force premium).  As of December 31, 2008, 24.7% of UPCIC policyholders were receiving wind mitigation credits totaling $89,063,776 (a 17.3% reduction of in force premium).

Management of Exposure to Catastrophic Losses

UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly. UPCIC’s exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. UPCIC also protects itself against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of hurricane season on June 1 of each year. For the 2008 hurricane season, UPCIC purchased reinsurance coverage up to approximately the “145 year Probable Maximum Loss” (“PML”). UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. UPCIC’s catastrophe reinsurance program currently covers three events up to amounts that will vary depending on the coverage exhausted in the prior event(s). However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely or cost-effectively obtain reinsurance.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations. At the start of the hurricane season on June 1, 2008, UPCIC has coverage to approximately the 133-year Probable Maximum Loss (PML). With the additional catastrophic coverage via the new top layer effective July 1, 2008, UPCIC would have had coverage to approximately the 145-year PML. For the 2007 hurricane season, UPCIC had coverage to approximately the 150-year PML. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 133-year PML represents a 0.752% Annual Probability of Exceedance and the 145-year PML represents a 0.690% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

Reliance on Third Parties and Reinsurers

UPCIC relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks.  UPCIC’s intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements.  For the 2008 hurricane season, UPCIC’s reinsurance agreements transfer the risk of loss with a net retention of $70,000,000 with coverage up to approximately the 145 year PML in a first event scenario, a net retention of $14,800,000 in a second event scenario and a net retention of $15,000,000 in a third event scenario up to an amount that will vary depending on the coverage exhausted in the prior event(s). These amounts may change in the future. There is no assurance UPCIC will be able to obtain reinsurance at these levels in the future, which could potentially result in a material adverse effect to the Company should a catastrophic event occur.

Reinsurance

The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC’s results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. In addition, UPCIC obtains a significant portion of its reinsurance coverage from the Florida Hurricane Catastrophe Fund (“FHCF”). There is no guaranty the FHCF will be able to honor its obligations. On October 31, 2008, the Florida State Board of Administration (“SBA”) published its most recent estimate of the FHCF’s loss reimbursement capacity. The SBA estimated that the FHCF’s total loss reimbursement capacity over the next six to twelve months is between $11.786 billion and $13.286 billion. This is significantly less than the estimate in effect when UPCIC made its FHCF coverage selections for the 2008-2009 contract year. By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity. In addition, the cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity.

Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. A reinsurer’s insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on the financial condition and profitability of UPCIC and the Company. While ceding premiums to reinsurers reduces UPCIC’s risk of exposure in the event of catastrophic losses, it also reduces UPCIC’s potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of UPCIC’s reinsurance is typical of a company of its size in the homeowners’ insurance industry.

Adequacy of Liabilities for Losses

The liabilities for losses and loss adjustment expenses (“LAE”) periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC’s liabilities estimates. The inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses can be more pronounced during periods of rapid growth in written premiums such as UPCIC experienced during 2008 and 2007. UPCIC relies on industry data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and adequate liabilities. Furthermore, factors such as storms and weather conditions, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC’s future loss experience. Accordingly, there can be no assurance that UPCIC’s liabilities will be adequate to cover ultimate loss developments. The profitability and financial condition of UPCIC and the Company could be adversely affected to the extent that its liabilities are inadequate.

UPCIC is directly liable for loss and LAE payments under the terms of the insurance policies that it writes. In many cases, several years may elapse between the occurrence of an insured loss and UPCIC’s payment of that loss. As required by insurance regulations and accounting rules, UPCIC reflects its liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

When a claim involving a probable loss is reported, UPCIC establishes a liability for the estimated amount of UPCIC’s ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions. All newly reported claims received are set up with an initial average liability. That claim is then evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim. In addition, management provides for a liability on an aggregate basis to provide for losses incurred but not reported (“IBNR”). UPCIC utilizes independent actuaries to help establish its liability for unpaid losses and LAE. UPCIC does not discount the liability for unpaid losses and LAE for financial statement purposes.

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

Among the classes of insurance underwritten by UPCIC, the homeowners’ insurance liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to UPCIC and the final settlement than do homeowners’ insurance property claims. Liability claims often involve third parties filing suit and the ensuing litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time with the vast majority of these claims resulting in an adjustment without litigation.

There can be no assurance that UPCIC’s liability for unpaid losses and LAE will be adequate to cover actual losses. If UPCIC’s liability for unpaid losses and LAE proves to be inadequate, UPCIC will be required to increase the liability with a corresponding reduction in UPCIC’s net income in the period in which the deficiency is identified. Future loss experience substantially in excess of established liability for unpaid losses and LAE could have a material adverse effect on UPCIC’s and the Company’s business, results of operations and financial condition.

The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Balance at beginning of year	$ 68,815,500	$ 49,564,514
Less reinsurance recoverable	(37,587,445)	(32,369,504)

Net balance at beginning of year	31,228,055	17,195,010

Incurred related to:
Current year	75,118,459	47,793,338
Prior years	6,219,667	12,006,332

Total incurred	81,338,126	59,799,670

Paid related to:
Current year	44,281,614	25,713,314
Prior years	23,565,209	20,053,311

Total paid	67,846,823	45,766,625

Net balance at end of year	44,719,358	31,228,055
Plus reinsurance recoverable	43,228,416	37,587,445

Balance at end of year	$ 87,947,774	$ 68,815,500

As a result of changes in estimates of insured events in prior years, the provision of losses and LAE, net of related reinsurance recoverables increased by $6,219,667 and $12,006,332 in 2008 and 2007, respectively, principally as a result of actual loss development on prior year non-catastrophe losses during the year ended December 31, 2008, and from higher than expected 2004 hurricane losses and actual loss development on prior year non-catastrophe losses during the year ended December 31, 2007.

Based upon consultations with the Company’s independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR.

The following table presents total unpaid loss and LAE, net, and the corresponding reinsurance recoverables shown in the Company’s consolidated financial statements for the periods indicated.

Years Ended
	December 31, 2008	December 31, 2007
(in thousands)

Unpaid Loss and LAE, net	$ 13,390	$ 9,595
IBNR loss and LAE, net	31,173	21,633
Total unpaid loss and LAE, net	$ 44,563	$ 31,228

Reinsurance recoverable on unpaid loss and LAE	$ 8,131	$ 11,399
Reinsurance recoverable on IBNR loss and LAE	35,097	26,189
Total reinsurance recoverable on unpaid loss and LAE	$ 43,228	$ 37,588

The following table presents the liability for unpaid losses and LAE for UPCIC since inception. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled “Cumulative paid as of” shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

					Years Ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
(in 000's)
Balance Sheet Liability	44,563	31,228	17,195	6,141	1,580	1,351	1,591	2,893	1,372	1,532	1,588
Cumulative paid as of:
One year later		23,722	20,052	12,897	1,216	950	667	3,660	1,308	897	939
Two years later			23,404	23,835	11,514	1,153	992	3,667	1,635	1,081	904	F
Three years later				25,522	21,778	1,330	1,115	3,899	1,693	1,155	1,010	O
Four years later					23,177	1,468	1,260	3,998	1,811	1,191	1,024	O
Five years later						1,518	1,329	4,082	1,833	1,206	999	T
Six years later							1,354	4,108	1,849	1,212	1,006	N
Seven years later								4,132	1,897	1,223	1,009	O
Eight years later									1,920	1,252	1,010	T
Nine years later										1,265	1,013	E

Balance Sheet Liability	44,563	31,228	17,195	6,141	1,580	1,351	1,591	2,893	1,372	1,532	1,588
One year later		37,586	29,201	25,312	4,129	1,480	1,249	4,237	1,797	1,344	1,067
Two years later			30,543	30,988	22,716	1,297	1,369	3,974	1,944	1,269	1,089
Three years later				31,231	28,220	1,482	1,229	4,158	1,926	1,286	1,071	D
Four years later					28,583	1,548	1,377	4,096	1,940	1,270	1,024	A
Five years later						1,583	1,395	4,147	1,904	1,229	1,013	T
Six years later							1,408	4,152	1,904	1,279	1,019	A
Seven years later								4,162	1,916	1,278	1,016
Eight years later									1,925	1,257	1,015
Nine years later										1,265	1,018

Cumulative redundancy (deficiency)		(6,358)	(13,348)	(25,090)	(27,003)	(232)	183	(1,269)	(553)	267	567

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

Underwriting results of insurance companies are frequently measured by their combined ratios which is the sum of the loss and expense ratios described in the following paragraph. However, investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are considered profitable when the combined ratio is under 100% and unprofitable when the combined ratio is over 100%.

The following table sets forth the statutory loss ratios, expense ratios and combined ratios for the periods indicated for UPCIC. The ratios are net of reinsurance, including catastrophe reinsurance premiums which comprise a significant cost, and inclusive of loss adjustment expenses. The ratios shown in the table below are computed based upon statutory accounting principles. The expense ratio includes management fees and commissions paid by UPCIC to an affiliate in the amount of $43,447,820 in 2008 and $43,871,705 in 2007.

	Years Ended December 31,
	2008	2007

Loss Ratio	56%	39%
Expense Ratio	32	38
Combined Ratio	88%	77%

In order to reduce losses and thereby reduce the loss ratio and the combined ratio, the Company has taken several steps. These steps include closely monitoring rate levels for new and renewal business, restructuring the homeowners’ insurance coverage offered, restructuring the catastrophic reinsurance coverage to reduce cost, and working to reduce general and administrative expenses.

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

In addition, the Florida legislature and the National Association of Insurance Commissioners (“NAIC”) from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company. Any action by the OIR could have a material adverse effect on the Company.

UPCIC will become subject to other states’ laws and regulations as it seeks authority to transact business in states other than Florida. In addition, UPCIC’s participation in the NFIP’s Write Your Own (“WYO”) Program of the NFIP will be governed by federal laws and regulations.

Legislative Initiatives

The State of Florida operates the Citizens Property Insurance Corporation (“Citizens”) to provide insurance to Florida homeowners in high-risk areas and to others without private insurance options. In May 2007, the State of Florida passed legislation that freezes property insurance rates for Citizens customers at December 2006 levels through December 31, 2008, and permits insurance customers to opt into Citizens when the price of a privately-offered insurance policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%.  These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably.  In addition, the Florida legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers.  If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, the cost of UPCIC’s reinsurance program may increase, which could affect UPCIC’s profitability until such time as UPCIC can obtain approval of appropriate rate changes.  State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company. The Florida legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future federal or state legislation or initiatives may have on the financial condition or operations of the Company or the Company’s ability to expand its business.

Dependence on Key Individuals

UPCIC’s operations depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of the Company since its inception in November 1990. In addition, UPCIC’s operations have become materially dependent on the efforts of Sean P. Downes, who serves as Chief Operating Officer of UPCIC. Mr. Downes has also served as Chief Operating Officer, Senior Vice President and Director of the Company since January 2005 and as a Director of UPCIC since May 2003. The loss of the services provided by either Mr. Meier or Mr. Downes could have a material adverse effect on UPCIC’s and the Company’s financial condition and results of operations.

Competition

The insurance industry is highly competitive and many companies currently write homeowners’ property and casualty insurance. Additionally, the Company and its subsidiaries must compete with companies that have greater capital resources and longer operating histories. Increased competition from other private insurance companies as well as Citizens could adversely affect the Company’s ability to do business profitably. Although the Company’s pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company’s best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and high quality service to its agents and insureds. Increased competition could have a material adverse effect on the Company.

Financial Stability Rating

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company’s sales.  Demotech, Inc. maintains a letter scale financial stability rating system ranging from A•• (A double prime) to L (licensed by state regulatory authorities).  On December 4, 2008, Demotech, Inc. affirmed UPCIC’s financial stability rating of A, which is the fourth highest of six rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have “… exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.” With a financial stability rating of A, the Company expects that UPCIC’s property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. The rating of UPCIC is subject to at least annual review by, and may be revised downward or revoked at the sole discretion of, Demotech, Inc.

In November 2008, Demotech sent UPCIC a letter entitled Recent Events Affecting Financial Stability Ratings for Florida Property and Casualty Insurance Companies Require Supplemental Information. The letter provides Demotech’s perspective and expectations relative to the reported short term liquidity issues facing the FHCF. Specifically, the letter states that an extension of Financial Stability Ratings beyond May 15, 2009 will require definitive financial information regarding participation in the FHCF, documentation of bridge loans or alternative financing mechanisms that provide liquidity during a period in which the FHCF would be raising capital, and any other precaution or protection regarding reinsurance collectability or catastrophe reinsurance. UPCIC is currently implementing plans to address the FHCF liquidity issue and has provided Demotech a summary update regarding UPCIC’s proposed actions to address the FHCF liquidity issue.

UPCIC’s failure to maintain a commercially acceptable financial stability rating could have a material adverse effect on the Company’s ability to retain and attract policyholders and agents. Many of the Company’s competitors have ratings higher than that of UPCIC. A downgrade in the financial stability rating of UPCIC could have a material adverse impact on its ability to effectively compete with other insurers with higher ratings. Additionally, a withdrawal of the rating could cause UPCIC’s insurance policies to no longer be acceptable to the secondary marketplace and mortgage lenders, which could cause a material adverse effect of the Company’s results of operations and financial position.

Demotech, Inc. bases its ratings on factors that concern policyholders and not upon factors concerning investor protection.  Such ratings are subject to change and are not recommendations to buy, sell or hold securities.

Employees

As of March 6, 2009, the Company had 182 full-time employees. None of the Company’s employees is represented by a labor union. The Company has an employment agreement with Bradley I. Meier, President and Chief Executive Officer of the Company, Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company and James M. Lynch, Executive Vice President and Chief Financial Officer of the Company. See “Executive Compensation--Employment Agreements.” The Company also has employment agreements with certain employees that do not serve in an executive capacity at the Company.

Available Information

Our internet address is http://uvestock.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A.     RISK FACTORS

This document contains "forward-looking statements" that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer. These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends. These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission ("SEC") or in materials incorporated therein by reference.

Risks Relating to the Property-Casualty business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

             Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including wildfires, tornadoes, hurricanes, tropical storms and certain types of terrorism. We may incur catastrophe losses in excess of those experienced in prior years, those that modeling estimate would be incurred based on certain levels of probability, the average expected level used in pricing, and our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our financial strength rating.

         In addition, we are subject to claims arising from weather events such rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of property claims when severe weather conditions occur. The nature and level of catastrophes in any period cannot be predicted and could be material to our operations. In addition, impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth.

Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition

            Changes in the severity or frequency of claims may affect the profitability of our Company. Changes in homeowner's claim severity are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

             Our Company may experience declines in claim frequency from time to time. The short-term level of claim frequency we experience may vary from period to period and may not be sustainable over the longer term. A significant long-term increase in claim frequency could have an adverse effect on our operating results and financial condition.

Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition

             Recorded claim reserves in the property-casualty business are based on our best estimates of losses, both reported and incurred but not reported ("IBNR"), after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered which include but are not limited to law changes, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.

Predicting claim expense relating to environmental liabilities is inherently uncertain and may have a material adverse effect on our operating results and financial condition

            The process of estimating environmental liabilities is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be covered; and whether losses could be recoverable through reinsurance. Litigation is a complex, lengthy proceeding that involves substantial uncertainty for insurers. Actuarial techniques and databases used in estimating environmental net loss reserves may prove to be inadequate indicators of the extent of probable loss. Ultimate net losses from environmental liabilities could materially exceed established loss reserves and expected recoveries and have a material adverse effect on our operating results and financial condition.

Regulation limiting rate increases and requiring us to participate in loss sharing may decrease our profitability

             From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if UPCIC’s loss ratio compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk may be dependent upon the ability to adjust rates for its cost.

Additionally, the Company is required to participate in the guaranty fund for impaired or insolvent insurance companies. This fund periodically assesses losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

The potential benefits of implementing our profitability model may not be fully realized

We believe that our profitability model has allowed us to be more competitive and operate more profitably. However, because many of our competitors have adopted underwriting criteria and sophisticated models similar to those we use and because other competitors may follow suit, our competitive advantage could decline or be lost. Competitive pressures could also force us to modify our profitability model. Furthermore, we cannot be assured that the profitability model will accurately reflect the level of losses that we will ultimately incur from the business generated.

UPCIC’s financial condition and operating results may be adversely affected by the cyclical nature of the property and casualty business

The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. A downturn in the profitability cycle of the property and casualty business could have a material adverse effect on our financial condition and results of operations.

Risks Relating to Investments
We are subject to market risk which may adversely impact investment income
             Our primary market risk exposure is to changes in interest rates. A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a portion of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities.
Concentration of our investment portfolios in any particular segment of the economy may have adverse effects on our operating results and financial condition
             The concentration of our investment portfolios in any particular industry, collateral types, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.
Risks Relating to the Insurance Industry
Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive
            The insurance industry is highly competitive. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.
Difficult conditions in the economy generally could adversely affect our business and operating results
             Economists now believe the United States economy has entered into a recessionary period. The United States economy has experienced widespread job losses, higher unemployment, lower consumer spending, continued declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. We cannot predict the length and severity of a recession, but as with most businesses, we believe a longer or more severe recession could have an adverse effect on our business and results of operations.
             A general economic slowdown could adversely affect us in the form of consumer behavior and pressure on our investment portfolio. Consumer behavior could include decreased demand for insurance. In 2008, weakness in the housing market and a highly competitive environment contributed to reduced growth in policies in force. Our investment portfolio could be adversely affected as a result of deteriorating financial and business conditions.
There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect
             In response to the financial crises affecting the banking system, the financial markets and the broader economy, the U.S. federal government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking action to address such conditions including, among other things, purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy. There can be no assurance as to what impact such actions will have on the financial markets or on economic conditions. Such continued volatility and economic deterioration could materially and adversely affect our business, financial condition and results of operations.
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
             As an insurance company, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by the Company. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

             In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

             Our reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, or develop or seek other alternatives.

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material adverse effect on our operating results and financial condition

             The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

             The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by reduced economic activity caused by the continued threat of terrorism. Additionally, in the event that terrorist acts occur, the Company could be adversely affected, depending on the nature of the event.

A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

             Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under insurer's control. The current insurance financial strength rating of UPCIC is from Demotech, Inc. The assigned rating is A. Because this rating is subject to continuous review, the retention of this rating cannot be assured. A downgrade in this rating could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

             The capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, and credit capacity, as well as lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain financing on favorable terms.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows

             The Company recognizes the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events and wildfires, and the affordability and availability of homeowners insurance.

Loss of key executives could affect our operations

UPCIC’s operations also depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of the Company since its inception in November 1990. In addition, UPCIC’s operations have become materially dependent on the efforts of Sean P. Downes, who serves as Chief Operating Officer of UPCIC. Mr. Downes has also served as Chief Operating Officer, Senior Vice President and Director of the Company since January 2005 and as a Director of UPCIC since May 2003. The loss of the services provided by either Mr. Meier or Mr. Downes could have a material adverse effect on UPCIC’s and the Company’s financial condition and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ItEM 2.      PropertIES

On July 31, 2004, the Company purchased a building located in Fort Lauderdale, Florida that became its headquarters on July 1, 2005. The Company believes that the building is suitable for its intended use and adequate to meet the Company’s current needs. The building is 100% occupied by the Company. There is no mortgage or lease arrangement. The building is adequately covered by insurance.

Item 3.      Legal Proceedings

The Company is involved in certain lawsuits. In the opinion of management, none of these lawsuits (1) involve claims for damages exceeding 10% of the Company’s cash and invested assets, (2) involve matters that are not routine litigation incidental to the claims aspect of its business, (3) involve bankruptcy, receivership or similar proceedings, (4) involve material Federal, state, or local environmental laws, (5) potentially involve more than $100,000 in sanctions and a governmental authority is a party, or (6) are material proceedings to which any director, officer, affiliate of the Company, beneficial owner of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the NYSE Alternext US (“Alternext”), formerly known as the American Stock Exchange, under the symbol UVE. The Company’s common shares were quoted and traded on the OTC Bulletin Board under the symbol UVIH prior to April 20, 2007 when the Company commenced trading on Alternext. The following table sets forth prices of the Common Stock, as reported by the Alternext.

For year ended December 31, 2008	High	Low	Dividends Declared
First Quarter	$7.74	$2.94	$0.10
Second Quarter	$4.93	$3.00
Third Quarter	$4.25	$3.14	$0.10
Fourth Quarter	$3.66	$1.75	$0.20

For year ended December 31, 2007	High	Low	Dividends Declared
First Quarter	$4.48	$2.40	$0.07
Second Quarter	$7.41	$3.15
Third Quarter	$7.28	$4.55	$0.08
Fourth Quarter	$10.15	$5.93	$0.09

As of December 31, 2008, Continental Stock Transfer and Trust Company, the Company’s transfer agent and registrar, reported 37 shareholders of record of the Company’s Common Stock. There were approximately 4,100 beneficial owners of its Common Stock.

In addition, there were 3 shareholders of the Company’s Series A and Series M Preferred Stock (“Preferred Stock”). During 2008 and 2007, respectively, the Company declared and paid aggregate dividends of $49,950 on the Company’s Series A Preferred Stock and Series M Preferred Stock.

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

Equity Compensation Plan Information

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of fiscal year ended December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	6,650,000	$3.15	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,650,000	$3.15	N/A

The Company adopted a 1992 Stock Option Plan (the “Plan”) under which new shares of Common Stock are reserved for issuance upon the exercise of the options. The Plan is designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors and consultants of the Company. All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Plan. The Plan does not specify the number of shares for which options are available for grant. The stock options may be granted over a period not to exceed 10 years and generally vest as of the date of grant or upon certain goals attained.

Stock Performance Graph

     The following graph compares the cumulative total stockholder return of the Company’s common stock from December 31, 2003 through December 31, 2008 with the cumulative total return of the SNL Insurance P&C and the Amex Composite. SNL Insurance P&C includes all publicly traded (NYSE, NYSE-Alt, NASDAQ, OTC BB, Pink Sheets) Insurance Underwriters in the Property & Casualty sector and was prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company’s common stock and in each of the two indices on December 31, 2003 with all dividends being reinvested on the ex-dividend date.  The closing price of the Company’s common stock on December 31, 2003 (the last trading day of the year) was 0.045 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

As of
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Universal Insurance Holdings, Inc. (1)	$ 100.00	$ 100.00	$1,711.11	$6,737.68	$18,573.52	$7,045.00
SNL Insurance P&C	$ 100.00	$ 109.61	$ 119.82	$ 139.67	$ 150.81	$ 116.73
Amex Composite	$ 100.00	$ 125.56	$ 158.43	$ 190.03	$ 222.66	$ 132.60

(1) The stock prices used to calculate total shareholder return for Universal Insurance Holdings, Inc. are based upon the prices of the Company’s common shares quoted and traded on the OTC Bulletin Board under the symbol UVIH prior to April 20, 2007 and the Alternext on subsequent dates.

Future Dividend Policy

Future cash dividend payments are subject to business conditions, the Company’s financial position, and requirements for working capital and other corporate purposes.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management,” for a discussion of shares of Common Stock issued under the Company’s equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Income statement data:
Direct premiums written	$ 511,369,676	$ 498,748,778	$ 371,754,514	$ 88,701,123	$ 41,120,962
Ceded premiums ceded	(360,581,696)	(358,405,016)	(230,718,709)	(67,094,245)	(35,472,414)
Net premiums written	150,787,980	140,343,762	141,035,805	21,606,878	5,648,548
(Increase) decrease in net unearned premium	(3,374,283)	14,074,690	(86,899,853)	(5,780,896)	(1,522,791)
Premiums earned, net	147,413,697	154,418,452	54,135,952	15,825,982	4,125,757

Total revenue	182,667,296	188,514,481	65,147,750	19,357,200	7,998,773
Total expenses	116,660,531	98,964,692	38,426,441	13,149,101	8,258,906
Income from continuing operations before income taxes	66,006,765	89,549,789	26,721,309	6,208,099	(260,133)
Income taxes, net	25,969,442	35,547,501	9,477,240	(467,061)	-
Discontinued Operations	-	-	(57,209)	(168,563)	-

Net Income (Loss)	$ 40,037,323	$ 54,002,288	$ 17,186,860	$ 6,506,597	$ (260,133)

Balance sheet data:
Total assets	$ 544,636,912	$ 491,193,365	$ 481,610,424	$ 181,033,434	$ 114,001,968

Total liabilities	$ 443,083,257	$ 418,618,180	$ 459,562,506	$ 171,117,306	$ 110,672,376
Unpaid losses and loss adjustment expenses	$ 87,947,774	$ 68,815,500	$ 49,564,514	$ 66,999,956	$ 57,871,952
Unearned premiums	$ 258,489,460	$ 254,741,198	$ 230,346,266	$ 50,890,005	$ 23,889,861
Long-term debt	$ 25,000,000	$ 25,000,000	$ 25,057,266	$ -	$ -

Total stockholders' equity	$ 101,553,655	$ 72,575,185	$ 22,047,918	$ 9,916,128	$ 3,329,592

Earnings per share data:
Basic net income (loss) per common
share from continuing operations	$ 1.07	$ 1.52	$ 0.50	$ 0.20	$ (0.01)
Fully diluted net income (loss) per common
share from continuing operations	$ 0.99	$ 1.31	$ 0.44	$ 0.19	$ (0.01)
Dividends declared per common share	$ 0.40	$ 0.24	$ 0.18	$ -	$ -

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company was originally organized as Universal Heights, Inc. in 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. In April 1997, the Company organized its subsidiary UPCIC as part of its strategy to take advantage of what management believed to be profitable business and growth opportunities in the marketplace. UPCIC was formed to participate in the transfer of homeowners’ insurance policies from the JUA. UPCIC’s application to become a Florida licensed property and casualty insurance company was filed with the OIR on May 14, 1997 and approved on October 29, 1997. UPCIC’s proposal to begin operations through the acquisition of homeowners’ insurance policies issued by the JUA was approved by the JUA on May 21, 1997, subject to certain minimum capitalization and other requirements.

The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing. The Company’s primary product is homeowners’ insurance. The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC’s portfolio as of December 31, 2008 includes approximately 453,000 policies with coverage for wind risks and 8,000 policies without wind risks. The average premium for a policy with wind coverage is approximately $1,136 and the average premium for a policy without wind coverage is approximately $499. UPCIC had in-force premiums of approximately $518.2 million as of December 31, 2008.

The OIR requires applicants to have a minimum capitalization of $5.0 million to be eligible to operate as an insurance company in the State of Florida. Upon being issued an insurance license, companies must maintain capitalization of the greater of ten percent of the insurer’s total liabilities or $4.0 million. If an insurance company’s capitalization falls below the minimum requirements, then the company will be deemed out of compliance with OIR requirements, which could result in revocation of the participant’s license to operate as an insurance company in the State of Florida.

The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiaries, has sought to position itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC was servicing approximately 461,000 homeowners’ and dwelling fire insurance policies as of December 31, 2008. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. To diversify UPCIC’s product lines, UPCIC underwrites inland marine policies. In February 2008, UPCIC filed a request with the National Flood Insurance Program to become authorized to write and service flood insurance policies under the WYO Program. Management may consider underwriting other types of policies in the future. Any such program will require OIR approval. See Item 1, Competition under “Factors Affecting Operating Results and Market Price of Stock” for a discussion of the material conditions and uncertainties that may affect UPCIC’s ability to obtain additional policies.

UPCIC has applied for expansion to write homeowners’ insurance policies in five additional states. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, August 18, 2008, September 30, 2008, and January 29, 2009, UPCIC was licensed to transact insurance business within the States of South Carolina, Hawaii, North Carolina, and Georgia, respectively. The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted. In addition, UPCIC has filed to offer flood insurance through the NFIP.

The Company expects that premiums from policy renewals and new business will be sufficient to meet the Company’s working capital requirements beyond the next twelve months.

critical accounting policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary areas of estimate are described below.

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

Inherent in the estimates of ultimate claims are expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for casualty coverage is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances and the amount of insurance risk retained. In the case of UPCIC, this uncertainty is compounded by UPCIC’s limited history of claims experience. In addition, UPCIC’s policyholders are currently concentrated in South Florida, which is periodically subject to adverse weather conditions such as hurricanes and tropical storms. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

Deferred Policy Acquisition Costs/Deferred Ceding Commissions. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. As of December 31, 2008, deferred policy acquisition costs were $40,155,150 and deferred ceding commissions were $39,747,204. Deferred ceding commissions were reduced by deferred policy acquisition costs and shown net on the Consolidated Balance Sheet in the amount of $407,946.
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. The Company has determined that a provision for premium deficiency was not warranted as of December 31, 2008.
Reinsurance. In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces the Company’s risk of exposure in the event of catastrophic losses, it also reduces the Company’s potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners’ insurance industry. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company. The Company’s reinsurance policies do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2008.
OFF-BALANCE SHEET ARRANGEMENTS
The Company had no off-balance sheet arrangements during 2008.

RELATED PARTIES
All underwriting, rating, policy issuance, reinsurance negotiations and administration functions for UPCIC are performed by UPCIC and Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company. Reinsurance negotiations for UPCIC are also performed by BARC and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary of the Company, and affiliated and unaffiliated third parties.
Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During 2008, 2007 and 2006, the Company expensed claims adjusting fees of $410,000, $675,237 and $829,208, respectively, to Downes and Associates.
In September 2006, the Company initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc., from the Company’s Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling’s book value. The Company received approval of the acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

The year ended December 31, 2008 saw continued growth in policy count for UPCIC, the Company’s wholly-owned regulated insurance subsidiary. The increase in the number of policies in-force continued to be the result of heightened relationships with existing agents, an increase in new agents, a new web-based policy administration system, and the disruption in the marketplace following the windstorm catastrophes in 2004 and 2005.

Despite growth in the number of policies in-force during the year ended December 31, 2008, the Company experienced a decrease in net income in the current period primarily as a result of the effects of state mandated rate reductions and discounts, and increased losses and loss adjustment expenses incurred. Additionally, decreased investment income contributed to reduced earnings in the 2008 year versus the 2007 year.

Net income decreased 25.9% to $40,037,323 for the year ended December 31, 2008 from $54,002,288 for the year ended December 31, 2007. The Company’s earnings per diluted share were $0.99 for the 2008 period versus $1.31 in the same period last year.

In January 2007, the Florida Legislature passed a law designed to reduce residential catastrophe reinsurance costs and requiring insurance companies to offer corresponding rate reductions to policyholders. The new law expanded the amount of reinsurance available from the FHCF, which is a state-run entity providing hurricane reinsurance to residential insurers at premiums less than the private reinsurance market. The Legislature intended for the new law to reduce residential insurers’ reinsurance costs by allowing them to directly replace some of their private market reinsurance with less costly FHCF reinsurance. In addition, prices in the private reinsurance market have fallen as reinsurers have had capital displaced by the expanded FHCF.

UPCIC purchased the maximum additional coverage available to the Company under the expanded FHCF, allowing UPCIC to maximize its cost savings from the new law. UPCIC’s mid-2007 rate reductions therefore reflected actual reductions in UPCIC’s operating costs. In addition, UPCIC’s private reinsurance costs in 2007 and its costs in 2008 are lower than were included in its rates prior to the 2007 legislation.

Florida’s Legislature also has implemented strategies to improve the ability of residential structures to withstand hurricanes. New construction must meet stronger building codes, and existing homes are eligible for an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. An increasing number of insureds are likely to qualify for insurance premium discounts as new homes are built and existing homes are retrofitted. These premium discounts result from homes’ reduced vulnerability to hurricane losses due to the mitigation efforts, which UPCIC takes into account in its underwriting and profitability models.

Gross premiums written increased 2.5% to $511,369,676 for the year ended December 31, 2008 from $498,748,778 for the year ended December 31, 2007. As of December 31, 2008 and 2007, UPCIC was servicing approximately 461,000 and 374,000, respectively, homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $518,200,000 and $504,500,000, respectively. The wind mitigation discounts mandated by the Florida Legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant effect on UPCIC’s premium.  As of June 1, 2007, 1.9% of UPCIC policyholders were receiving wind mitigation credits totaling $6,284,697 (a 1.3% reduction of in force premium).  As of December 31, 2007, 11.8% of UPCIC policyholders were receiving wind mitigation credits totaling $31,951,623 (a 6.4% reduction of in force premium).  As of December 31, 2008, 24.7% of UPCIC policyholders were receiving wind mitigation credits totaling $89,063,776 (a 17.3% reduction of in force premium).

Net premiums earned decreased 4.5% to $147,413,697 for the year ended December 31, 2008 from $154,418,452 for the year ended December 31, 2007. The decrease is due to an increase in direct premiums earned (net of previously discussed rate decreases and implementation of wind mitigation credits) and a proportionally higher increase in ceded premiums earned related to changes in the reinsurance program as described in “Note 3 – REINSURANCE” in the accompanying notes to the Company’s consolidated financial statements in Part II, Item 8 below.

Net investment income decreased 64.3% to $3,721,029 for the year ended December 31, 2008 from $10,410,259 for the year ended December 31, 2007. The decrease is primarily due to a lower interest rate environment during the year ended December 31, 2008.

Commission revenue increased 20.7% to $26,815,078 for the year ended December 31, 2008 from $22,222,007 for the year ended December 31, 2007. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in reinsurance commission sharing of approximately $2.1 million, and an increase in managing general agent’s policy fee income of approximately $2.5 million.

Other revenue increased 222.3% to $4,717,492 for the year ended December 31, 2008 from $1,463,763 for the year ended December 31, 2007. The increase is primarily due to fees earned on payment plans offered to policyholders by UPCIC.

Net losses and LAE increased 36.0% to $81,338,126 for the year ended December 31, 2008 from $59,799,670 for the year ended December 31, 2007. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 55.2% and 38.7% during the years ended December 31, 2008 and 2007, respectively, and were comprised of the following components:

	Year ended December 31, 2008
	Direct	Ceded	Net
Loss and loss adjustment expenses	$160,615,643	$79,277,517	$81,338,126
Premiums earned	$507,621,388	$360,207,691	$147,413,697
Loss & LAE ratios	31.6%	22.0%	55.2%

	Year ended December 31, 2007
	Direct	Ceded	Net
Loss and loss adjustment expenses	$112,937,522	$53,137,852	$59,799,670
Premiums earned	$474,353,847	$319,935,395	$154,418,452
Loss & LAE ratios	23.8%	16.6%	38.7%

The direct loss and LAE ratio for the year ended December 31, 2008 was 31.6% compared to 23.8% for the year ended December 31, 2007. The increase in the direct loss and LAE ratio is attributable to the increase in direct loss and LAE incurred outpacing the increase in direct earned premium in the 2008 period.

Although total direct premiums earned increased 7.0% in the year ended December 31, 2008 compared to the same period in 2007, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits. As of December 31, 2008, UPCIC was servicing approximately 461,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $518,200,000, or an average of $1,125 per policy. The comparable average in-force premium per policy as of December 31, 2007 was $1,350. Consequently, the direct loss and LAE ratio increased for the 2008 period. However, except for direct incurred losses and LAE of approximately $11.9 million, or 2.3% of direct earned premium, related to Tropical Storm Fay in 2008, the Company’s loss experience did not vary significantly during the 2008 year compared to the 2007 year.  Direct incurred losses and LAE related to Tropical Storm Fay were ceded to UPCIC's quota share reinsurer at 50%, or $5,950,000.

The ceded loss and LAE ratio for the year ended December 31, 2008 was 22.0% compared to 16.6% for the year ended December 31, 2007. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty and higher total reinsurance costs in the 2008 period compared to the 2007 period. Although reinsurance costs have decreased, total reinsurance costs are higher as UPCIC purchased additional coverage in 2008.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and the Company’s results of operations and financial position. During the years ended December 31, 2008 and 2007, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC’s and the Company’s catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company’s reinsurance program.

General and administrative expenses decreased 9.8% to $35,322,405 for the year ended December 31, 2008 from $39,165,022 for the year ended December 31, 2007. The decrease in general and administrative expenses was due to several factors, including an increase in ceding commissions due to greater ceded earned premiums, an increase in corporate insurance expense, a decrease in assessment expense due to increased collections of assessments from policyholders, a decrease in executive incentive compensation and an increase in net deferred policy acquisition costs.

Federal and state income taxes decreased 26.9% to $25,969,442 for the year ended December 31, 2008 from $35,547,501 for the year ended December 31, 2007. Federal and state income taxes were 39.3% of pretax income for the year ended December 31, 2008, and 39.7% for the year ended December 31, 2007. The decrease is primarily due to lower income before income taxes.

Results of Operations

year ended December 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

The fiscal year ended December 31, 2007 marked a significant improvement in the Company’s operating results over recent past fiscal years. This improvement was primarily attributable to volume and rate increases, restructuring the homeowners’ insurance coverage offered, restructuring the Company’s reinsurance coverage and working to control general and administrative expenses. In addition, Florida did not experience any windstorm catastrophes during 2007.

     Net income increased 214.2% to $54,002,288 for the year ended December 31, 2007 from $17,186,860 for the year ended December 31, 2006. The Company’s earnings per diluted share were $1.31 for the 2007 period versus $0.44 for the 2006 period.

In January 2007, the Florida Legislature passed a law designed to reduce residential catastrophe reinsurance costs and requiring insurance companies to offer corresponding rate reductions to policyholders. The new law expanded the amount of reinsurance available from the FHCF, which is a state-run entity providing hurricane reinsurance to residential insurers at premiums less than the private reinsurance market. The Legislature intended for the new law to reduce residential insurers’ reinsurance costs by allowing them to directly replace some of their private market reinsurance with less costly FHCF reinsurance. In addition, prices in the private reinsurance market have fallen as reinsurers have had capital displaced by the expanded FHCF.

UPCIC purchased the maximum additional coverage available to the Company under the expanded FHCF, allowing UPCIC to maximize its cost savings from the new law. UPCIC’s mid-2007 rate reductions therefore reflected actual reductions in UPCIC’s operating costs. In addition, UPCIC’s private reinsurance costs in 2007 and its costs in 2008 are lower than were included in its rates prior to the 2007 legislation.

Florida’s Legislature also has implemented strategies to improve the ability of residential structures to withstand hurricanes. New construction must meet stronger building codes, and existing homes are eligible for an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. An increasing number of insureds are likely to qualify for insurance premium discounts as new homes are built and existing homes are retrofitted. These premium discounts result from homes’ reduced vulnerability to hurricane losses due to the mitigation efforts, which UPCIC takes into account in its underwriting and profitability models.

Gross premiums written increased 34.2% to $498,748,778 for the year ended December 31, 2007 from $371,754,514 for the year ended December 31, 2006. The increase in gross premiums written is primarily attributable to an increase in new business as well as premium rate increases which were mitigated by a decline in premium rates. Although rates have recently decreased, the number of policies written has continued to increase. The increase in new business is partly attributable to the 2004 and 2005 Florida windstorm catastrophes, which have provided an opportunity in the otherwise competitive marketplace as certain companies are not accepting new business, as well as marketing initiatives the Company has undertaken.

Net premiums earned increased 185.2% to $154,418,452 for the year ended December 31, 2007 from $54,135,952 for the year ended December 31, 2006. The increase in net premiums earned is attributable to an increase in new business, premium rate increases and changes in the reinsurance program noted above.

Net investment income consists of net investment income and net realized gains (losses). Investment income increased 160.2% to $10,410,259 for the year ended December 31, 2007 from $4,001,537 for the year ended December 31, 2006. The increase is primarily due to higher investment balances during 2007.

Commission revenue increased 231.0% to $22,222,007 for the year ended December 31, 2007 from $6,714,511 for the year ended December 31, 2006. Commission income is comprised mainly of the Company’s managing general agent’s policy fee income on all new and renewal insurance policies, reinsurance commission sharing agreements and commissions generated from agency operations. The increase is primarily due to greater reinsurance commission sharing and an increase in managing general agent’s policy fee income.

Other revenue increased 394.9% to $1,463,763 for the year ended December 31, 2007 from $295,750 for the year ended December 31, 2006. Other revenue is comprised of fee revenue from direct sales and service revenue from other operations. The increase is primarily attributable to fees earned on the Company’s new program of offering payments plans to policyholders.

Net losses and LAE increased 139.8% to $59,799,670 for the year ended December 31, 2007 from $24,940,879 for the year ended December 31, 2006. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 38.7% and 46.1% during the years ended December 31, 2007 and 2006, respectively, and were comprised of the following components:

	Year ended December 31, 2007
	Direct	Ceded	Net
Loss and loss adjustment expenses	$112,937,522	$53,137,852	$59,799,670
Premiums earned	$474,353,847	$319,935,395	$154,418,452
Loss & LAE ratios	23.8%	16.6%	38.7%

	Year ended December 31, 2006
	Direct	Ceded	Net
Loss and loss adjustment expenses	$70,704,156	$45,763,277	$24,940,879
Premiums earned	$192,298,253	$138,162,301	$54,135,952
Loss & LAE ratios	36.8%	33.1%	46.1%

The direct loss and LAE ratio for the year ended December 31, 2007 was 23.8% compared to 36.8% for the year ended December 31, 2006. The Company’s direct loss ratio decreased principally due to the lower frequency and severity of claims in 2007.

Although total direct premiums earned increased 146.7% in the year ended December 31, 2007 compared to the same period in 2006, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits. As of December 31, 2007, UPCIC was servicing approximately 374,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $504,500,000, or an average of $1,350 per policy. The comparable average in-force premium per policy as of December 31, 2006 was $1,482.

The ceded loss and LAE ratio for the year ended December 31, 2007 was 16.6% compared to 33.1% for the year ended December 31, 2006. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty and higher total reinsurance costs in the 2007 period compared to the 2006 period. Although reinsurance costs have decreased, total reinsurance costs are higher as UPCIC purchased additional coverage in 2007.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and the Company’s results of operations and financial position. During the years ended December 31, 2007 and 2006, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC’s and the Company’s catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company’s reinsurance program.

General and administrative expenses increased 190.4% to $39,165,022 for the year ended December 31, 2007 from $13,485,562 for the year ended December 31, 2006. General and administrative expenses have increased primarily due to the increase in direct written premium as well as changes in UPCIC’s reinsurance program.

Federal and state income taxes increased 275.1% to $35,547,501 for the year ended December 31, 2007 from $9,477,240 for the year ended December 31, 2006. Federal and state income taxes were 39.7% of pretax income for the year ended December 31, 2007, and 35.5% for the year ended December 31, 2006. The decrease is primarily due to lower income before income taxes.

Liquidity and Capital Resources

The Company’s primary sources of cash flow are the receipt of premiums, commissions, policy fees investment income, reinsurance recoverables and short-term loans.

For the year ended December 31, 2008, cash flows provided by operating activities were $52,835,388. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company’s investment portfolio is highly liquid as it consists of cash and cash equivalents, bonds, and exchange-traded funds. Cash flows used in investing activities are primarily comprised of purchases of building improvements and other capital expenditures. Cash flows used in financing activities primarily relate to Company borrowings and payment of dividends to shareholders.

In June 2005, the Company borrowed monies from two private investors and issued two promissory notes for the aggregate principal sum of $1,000,000 payable in 10 monthly installments of $100,000. Payment on one note commenced on June 30, 2006 and commenced on the other note on November 30, 2006. As of March 28, 2007, these loans were fully paid. The loan proceeds were subsequently contributed to UPCIC as additional paid-in-capital. In conjunction with the notes, the Company granted a warrant to one of the investors to purchase 200,000 shares of restricted common stock at an exercise price of $.05 per share, expiring in June 2010. These transactions were approved by the Company’s Board of Directors.

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration (“SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (“ICBUI”). Under the ICBUI program, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $94.0 million. The $25.0 million is invested in a treasury money market account.

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

In May 2008, the Florida Legislature passed a law providing participants in the ICBUI an opportunity to amend the terms of their surplus notes based on law changes. The new law contains methods for calculating compliance with the writing ratio requirements that are more favorable to UPCIC than prior law and the prior terms of the surplus note. On November 6, 2008, UPCIC and the SBA executed an addendum to the surplus note (“Addendum”) that reflects these law changes. The terms of the addendum were effective July 1, 2008. In addition to other less significant changes, the Addendum modifies the definitions of “Minimum Required Surplus,” “Minimum Writing Ratio,” “Surplus,” and “Gross Written Premium,” as defined in the original surplus note.

Prior to the execution of the addendum, UPCIC was in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. UPCIC currently remains in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) drops below a net written premium to surplus of 1:1 for three consecutive quarters beginning January 1, 2010 and drops below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; (vii) pays any dividend when principal or interest payments are past due under the surplus note; or (viii) fails to maintain a level of surplus sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually.

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. As of December 31, 2008, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

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

There can be no assurance that the above described transactions will be sufficient to ensure UPCIC’s future compliance with Florida insurance laws and regulations, or that the Company will be able to maintain profitability. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC’s authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC’s certificate of authority by the OIR.

The following table represents the Company’s total contractual obligations for which cash flows are fixed or determinable.

($ in thousands)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Long-term debt	$ 25,000	-	$ 2,212	$ 2,377	$ 20,411
Operating leases	718	33	416	269	-

Total contractual obligations	$ 25,718	$ 33	$ 2,628	$2,646	$ 20,411

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration (“SBA”) under the ICBUI Program. The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC is required to pay interest only, although principal payments can be made during this period. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. The first scheduled principal payment is due January 1, 2010.

The balance of cash and cash equivalents as of December 31, 2008 was $256,964,637. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of specific limits set forth in UPCIC’s reinsurance agreements. For the 2008 hurricane season, UPCIC’s reinsurance agreements transfer the risk of loss in excess of $70,000,000 up to approximately the 145 year PML for the first event, $14,800,000 for the second event and $15,000,000 for the third event up to an amount that will vary depending on the coverage exhausted in the prior event(s). Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

On June 25, 2008, the Company’s Board of Directors authorized the Company to repurchase up to $3,000,000 of its shares of outstanding common stock. Under the repurchase program, management was authorized to repurchase shares through December 31, 2008, with block trades permitted, in open market purchases or in privately negotiated transactions at prevailing market prices in compliance with applicable securities laws and other legal requirements. To facilitate repurchases, the Company made purchases pursuant to a Rule 10b5-1 plan, which allowed the Company to repurchase its shares during periods when it otherwise might have been prevented from doing so under insider trading laws. In total, the Company repurchased 808,900 shares under its repurchase plan at an aggregate cost of $2,999,788. On August 26, 2008, the Company announced the completion of the repurchase program.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR. To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer’s total liabilities or $4,000,000. UPCIC’s statutory capital and surplus was $93,993,302 at December 31, 2008 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. Statutory unassigned surplus at December 31, 2007 was $35,580,159. During the year ended December 31, 2008, UPCIC declared and paid aggregate dividends to the Company of $23,000,000. During 2007 and 2006, UPCIC did not pay dividends to the Company.

UPCIC is required annually to comply with the NAIC Risk-Based Capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2008, based on calculations using the appropriate NAIC RBC formula, UPCIC’s reported total adjusted capital was in excess of the requirements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

Insurance premiums are established before the Company knows the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, the Company attempts to anticipate the future impact of inflation when establishing rate levels. While the Company attempts to charge adequate rates, the Company may be limited in raising its premium levels for competitive and regulatory reasons. Inflation also affects the market value of the Company’s investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s investment objective is to maximize total rate of return after federal income taxes while maintaining liquidity and minimizing risk. The Company’s current investment policy limits investment in non-investment grade fixed maturity securities (including high-yield bonds), and limits total investments in preferred stock and common stock. The Company complies with applicable laws and regulations, which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

The Company’s investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2008, approximately 76.7% of investments were in fixed income securities and short-term investments, which are considered to be held until maturity, based upon our estimates of required liquidity. Approximately 23.3% of the fixed maturities are considered available for sale, based upon our estimates of required liquidity. The Company may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost. The Company does not use any swaps, options, futures or forward contracts to hedge or enhance the investment portfolio.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Interest on fixed maturities	$ 64,213	$ -	$ -
Dividends on equity securities	-	-	-
Interest on short-term investments	3,650,410	1,558,112	190,248
Other	300,751	9,048,769	4,069,062

Total investment income	4,015,374	10,606,881	4,259,310
Investment expense	(294,345)	(196,622)	(257,773)
Net investment income	$ 3,721,029	$ 10,410,259	$ 4,001,537

The following table summarizes, by type, the Company’s investments as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Fixed maturities, at amortized cost:
U.S. Treasury bonds	$ 4,334,405	76.7%	$ -	0.0%
Total fixed maturities	4,334,405	76.7%	-	0.0%
Equity securities, at market	1,314,370	23.3%	-	0.0%
Total investments	$ 5,648,775	100.0%	$ -	0.0%

Fixed maturities are being held until maturity and carried on the balance sheet at amortized cost. At December 31, 2008, the fixed maturities had a quality ratings of Aaa by Moody’s Investors Service, Inc. and AAA by Standard and Poor’s Company.

The Company’s fixed maturities occur at various dates within a one to five year period.

At December 31, 2008, the weighted average maturity of the fixed maturities portfolio was approximately 1.78 years.

The Company’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company’s investment portfolio as a result of fluctuations in prices, interest rates and, to a lesser extent, the Company’s debt obligations. As previously described in “Company Borrowings,” the Company’s surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.

Item 8.     Financial Statements and supplementary data

Report of Independent Registered Certified Public Accounting Firm

Board of Directors
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 12, 2009

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2008	2007
Cash and cash equivalents	$ 256,964,637	$ 214,745,606
Investments
Fixed maturities, held to maturity, at amortized cost	4,334,405	-
Equity securities, available for sale, at fair value	1,314,370	-
Real estate, net	3,399,609	3,392,827
Prepaid reinsurance premiums	173,046,776	172,672,795
Reinsurance recoverables	44,009,847	46,399,265
Premiums receivable, net	40,358,720	36,194,822
Other receivables	5,130,402	2,310,500
Property and equipment, net	864,125	874,430
Deferred policy acquisition costs, net	407,946	-
Deferred income taxes	14,113,463	14,202,956
Other assets	692,612	400,164
Total assets	$ 544,636,912	$ 491,193,365

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$ 87,947,774	$ 68,815,500
Unearned premiums	258,489,460	254,741,198
Deferred ceding commission, net	-	2,122,269
Accounts payable	4,421,201	2,972,147
Reinsurance payable, net	23,984,248	33,888,350
Dividends payable	-	3,241,145
Other accrued expenses	14,680,443	16,799,307
Other liabilities	28,560,131	11,035,444
Loans payable	-	2,820
Long-term debt	25,000,000	25,000,000
Total liabilities	443,083,257	418,618,180

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,387	1,387
Authorized shares - 1,000,000
Issued shares - 138,640
Outstanding shares - 138,640
Minimum liquidation preference - $1,419,700
Common stock, $.01 par value	401,578	393,072
Authorized shares - 55,000,000
Issued shares - 40,158,019 and 39,307,103
Outstanding shares - 37,542,172 and 36,012,729
Treasury shares, at cost - 1,709,847 and 394,374 shares	(7,381,768)	(974,746)
Common stock held in trust, at cost - 906,000 and 2,900,000
shares	(733,860)	(2,349,000)
Additional paid-in capital	33,587,414	24,779,798
Accumulated other comprehensive income, net of taxes	24,834	-
Retained earnings	75,654,070	50,724,674
Total stockholders' equity	101,553,655	72,575,185
Total liabilities and stockholders' equity	$ 544,636,912	$ 491,193,365

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$ 511,369,676	$ 498,748,778	$ 371,754,514
Ceded premiums written	(360,581,696)	(358,405,016)	(230,718,709)
Net premiums written	150,787,980	140,343,762	141,035,805
(Increase) decrease in net unearned premium	(3,374,283)	14,074,690	(86,899,853)
Premiums earned, net	147,413,697	154,418,452	54,135,952
Net investment income	3,721,029	10,410,259	4,001,537
Commission revenue	26,815,078	22,222,007	6,714,511
Other revenue	4,717,492	1,463,763	295,750

Total premiums earned and other revenues	182,667,296	188,514,481	65,147,750

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	81,338,126	59,799,670	24,940,879
General and administrative expenses	35,322,405	39,165,022	13,485,562

Total operating costs and expenses	116,660,531	98,964,692	38,426,441

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	66,006,765	89,549,789	26,721,309

Income taxes, current	25,895,545	41,078,701	17,541,697
Income taxes, deferred	73,897	(5,531,200)	(8,064,457)
Income taxes, net	25,969,442	35,547,501	9,477,240

INCOME FROM CONTINUING OPERATIONS	$ 40,037,323	$ 54,002,288	$ 17,244,069

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	(93,136)
Provision for income tax expense	-	-	35,927
Total loss from discontinued operations	-	-	(57,209)

NET INCOME	$ 40,037,323	$ 54,002,288	$ 17,186,860

Basic net income per common share from continuing operations	$ 1.07	$ 1.52	$ 0.50
Basic net income per common share from discontinued operations	-	-	-
Basic net income per common share	$ 1.07	$ 1.52	$ 0.50
Weighted average of common shares
outstanding - Basic	37,418,253	35,550,503	34,409,415

Fully diluted net income per share from continuing operations	$ 0.99	$ 1.31	$ 0.44
Fully diluted net income per share from discontinued operations	-	-	-
Fully diluted net income per share	$ 0.99	$ 1.31	$ 0.44
Weighted average of common shares
outstanding - Diluted	40,274,507	41,360,020	39,078,643

Cash dividend declared per common share	$ 0.40	$ 0.24	$ 0.18

Comprehensive Income:
Net income	$ 40,037,323	$ 54,002,288	$ 17,186,860
Net unrealized gains on investments, net of tax	24,834	-	-

Comprehensive Income	$ 40,062,157	$ 54,002,288	$ 17,186,860

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	For the Year Ended December 31, 2008
	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held in Trust	Treasury Stock	Minority Interest	Total Stockholders' Equity
Balance,
December 31, 2007	39,307,103	138,640	$ 393,072	$ 1,387	$ 24,779,798	$ 50,724,674	$ -	$ (2,349,000)	$ (974,746)	$ -	$ 72,575,185

Issuance of common
shares	1,816,000		18,160		2,502,370				(3,407,234)		(886,704)

Release of shares
from SGT					25,330			1,615,140	(4,041,705)		(2,401,235)

Repurchase of common
shares									(2,999,788)		(2,999,788)

Retirement of treasury
shares	(965,084)		(9,654)		(4,032,051)				4,041,705		0

Stock compensation
plans					4,271,230						4,271,230

Net income						40,037,323					40,037,323

Tax benefit on exercise
of stock options					5,706,778						5,706,778

Amortization of deferred
compensation					333,959						333,959

Declaration of dividends						(15,107,927)					(15,107,927)

Net unrealized gains on
investments, net of
tax effect of $15,595							24,834				24,834

Balance,
December 31, 2008	40,158,019	138,640	$ 401,578	$ 1,387	$ 33,587,414	$ 75,654,070	$ 24,834	$ (733,860)	$ (7,381,768)	$ -	$ 101,553,655

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2007
	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held in Trust	Treasury Stock	Minority Interest	Total Stockholders' Equity
Balance,
December 31, 2006	38,057,103	138,640	$ 380,572	$ 1,387	$ 18,726,387	$ 5,390,392	$ -	$ (2,349,000)	$ (101,820)	$ -	$ 22,047,918

Issuance of common
shares	1,250,000		12,500		833,500				(872,926)		(26,926)

Stock compensation
plans					2,781,019						2,781,019

Net income						54,002,288					54,002,288

Tax benefit on exercise
of stock options					2,130,560						2,130,560

Amortization of deferred
compensation					308,332						308,332

Declaration of dividends						(8,668,006)					(8,668,006)

Balance,
December 31, 2007	39,307,103	138,640	$ 393,072	$ 1,387	$ 24,779,798	$ 50,724,674	$ -	$ (2,349,000)	$ (974,746)	$ -	$ 72,575,185

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2006
	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held in Trust	Treasury Stock	Minority Interest	Total Stockholders' Equity
Balance,
December 31, 2005	36,463,219	138,640	$ 315,037	$ 1,387	$ 17,504,331	$ (5,488,807)	$ -	$ (2,349,000)	$ (101,820)	$ 35,000	$ 9,916,128

Issuance of common
shares	1,593,884		65,535		1,197,479						1,263,014

Stock compensation
plans					24,577						24,577

Net income						17,182,439				4,421	17,186,860

Declaration of dividends						(6,303,240)					(6,303,240)

Minority interest										(39,421)	(39,421)

Balance,
December 31, 2006	38,057,103	138,640	$ 380,572	$ 1,387	$ 18,726,387	$ 5,390,392	$ -	$ (2,349,000)	$ (101,820)	$ -	$ 22,047,918

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net Income	$ 40,037,323	$ 54,002,288	$ 17,186,860
Adjustments to reconcile net income to cash provided by operating activities
Allowance for doubtful accounts	567,337	223,681	-
Amortization and depreciation	707,040	371,663	373,533
Amortization of FAS 123R cost of stock options	4,271,230	2,781,019	-
Amortization of restricted stock grant	333,960	308,332	1,238,341
Deferred taxes	73,898	(5,531,200)	(8,064,457)
Tax benefit on exercise of stock options	(4,677,743)	(1,857,907)	-
Other	172,666	37,629	15,122
Net change in assets and liabilities relating to operating activities:
Reinsurance recoverables	2,389,418	29,155,464	(53,912,066)
Prepaid reinsurance premiums	(373,981)	(38,469,621)	(33,907,969)
Premiums receivable	(4,731,235)	(13,026,090)	(17,846,287)
Other receivables	2,756,757	(948,035)	110,972
Deferred acquisition costs, net	(407,946)	2,106,116	(2,106,116)
Other assets	(292,448)	(382,440)	141,782
Reinsurance payable	(9,904,102)	(68,968,729)	58,404,726
Deferred ceding commission, net	(2,122,269)	2,122,269	(1,043,544)
Other liabilities	1,824,757	6,506,344	3,521,271
Accounts payable	1,449,054	246,098	1,846,604
Taxes payable	-	(13,298,935)	10,333,272
Other accrued expenses	(2,118,864)	1,513,479	15,292,704
Unpaid losses and loss adjustment expenses	19,132,274	19,250,986	(17,435,442)
Unearned premiums	3,748,262	24,394,932	179,456,261
Net cash provided by operating activities - continuing operations	52,835,388	537,343	153,605,567
Net cash used in operating activities - discontinued operations	-	-	(50,805)
Net cash provided by operating activities	52,835,388	537,343	153,554,762
Cash flows from investing activities
Capital expenditures and building improvements	(713,469)	(804,574)	(282,764)
Proceeds from sale of property and equipment	2,500	-	-
Purchase of investments	(5,643,441)	-	-
Net cash used in investing activities - continuing operations	(6,354,410)	(804,574)	(282,764)
Net cash provided by investing activities - discontinued operations	-	-	51,524
Net cash used in investing activities	(6,354,410)	(804,574)	(231,240)
Cash flows from financing activities
Preferred stock dividend	(49,950)	(49,950)	(49,950)
Common stock dividend paid	(18,299,123)	(7,279,767)	(4,661,298)
Issuance of common stock	130,530	10,500	49,251
Repurchase of treasury stock	(2,999,788)	-	-
Treasury shares on option exercise	(3,418,469)	(37,426)	-
Tax benefit on exercise of stock options	4,677,743	1,857,907	-
Repayments of loans payable	(2,820)	(12,378,724)	(770,543)
Proceeds from loans payable	-	-	37,000,000
Bank overdraft	15,699,930	-	-
Minority Interest	-	-	(39,421)
Net cash (used in) provided by financing activities - continuing operations	(4,261,947)	(17,877,460)	31,528,039
Net cash (used in) provided by financing activities	(4,261,947)	(17,877,460)	31,528,039

Net increase (decrease) in cash and cash equivalents	42,219,031	(18,144,691)	184,851,561
Cash and cash equivalents at beginning of period	214,745,606	232,890,297	48,038,736
Cash and cash equivalents at end of period	$ 256,964,637	$ 214,745,606	$ 232,890,297
Non cash items
Dividends accrued	$ -	$ 3,241,145	$ 1,902,855

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Universal Insurance Holdings, Inc. (the “Company”) was originally incorporated as Universal Heights, Inc. in Delaware in November 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. The Company, through its wholly owned subsidiary, Universal Insurance Holding Company of Florida, formed Universal Property & Casualty Insurance Company (“UPCIC”) in 1997.

Insurance Operations

UPCIC’s application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance (subsequently renamed the Florida Office of Insurance Regulation “OIR”) and was approved on October 29, 1997. In 1998, UPCIC began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association (“JUA”). The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992. Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA became a major provider of original and renewal insurance coverage for Florida residents. In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature approved a number of initiatives to depopulate the JUA, which resulted in policies being acquired by private insurers and provided additional incentives to private insurance companies to acquire policies from the JUA.

On December 4, 1997, the Company raised approximately $6,700,000 in a private offering with various institutional and/or otherwise accredited investors pursuant to which the Company issued, in the aggregate, 11,208,996 shares of its common stock at a price of $.60 per share. The proceeds of this transaction were used partially for working capital purposes and to meet the minimum regulatory capitalization requirements of $5,000,000 required by the Florida Department of Insurance to engage in this type of homeowners’ insurance company business.

In February 1998, the Company commenced its insurance business. Since then the Company has developed into a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Universal Risk Advisors, Inc. was incorporated in Florida on July 2, 1998, and became licensed by the Florida Department of Insurance on August 17, 1998 and contracted with UPCIC on September 28, 1998 as the Company’s wholly owned managing general agent (“MGA”). Through the MGA, the Company has underwriting and claims authority for UPCIC. The MGA seeks to generate revenue through policy fee income and other administrative fees from the marketing of UPCIC’s products through the Company’s distribution network and UPCIC.

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998, and Coastal Homeowners Insurance Specialists, Inc. was incorporated in Florida on July 2, 2001, each as wholly owned subsidiaries of Universal Insurance Holdings, Inc. to solicit voluntary business and to generate commission revenue. These entities are a part of the Company’s agency operations, which seek to generate income from commissions, premium financing referral fees and the marketing of ancillary services. In addition, Capital Resources Group, LTD. was incorporated in the British Virgin Islands on June 2, 2000 as a subsidiary of the Company to participate in contingent capital products. The Company has also formed a claims adjusting company, Universal Adjusting Corporation, which was incorporated in Delaware on August 9, 1999. Universal Adjusting Corporation currently has claims authority for UPCIC.

Blue Atlantic Reinsurance Corporation (“BARC”) was incorporated in Florida on November 9, 2007 as a wholly owned subsidiary of the Company to be a reinsurance intermediary broker. BARC became licensed by the OIR as a reinsurance intermediary broker on January 4, 2008.

In September 2006, the Company initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. (“Sterling”), from the Company’s Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling’s book value. The Company received approval of the acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

The Company filed an application with OIR on June 23, 2008 to open a second property and casualty subsidiary, Infinity Property and Casualty Insurance Company (“Infinity”), in the State of Florida. The Company intends for this new subsidiary to write homeowners, multi peril and inland marine coverage on homes valued in excess of $1.0 million. UPCIC offers limits and coverage on homes valued at less than $1,000,000. Additionally, the Company intends for the new subsidiary to write excess flood insurance on homes valued in excess of $250,000. On October 1, 2008, the Company signed a consent order agreeing to the terms and conditions for the issuance of a certificate of authority to Infinity. The final approval and issuance of the certificate of authority was granted on December 2, 2008 by the OIR. Infinity was recently renamed American Platinum Property and Casualty Insurance Company (“American Platinum”). As of December 31, 2008, American Platinum had not yet underwritten any policies.

Online Commerce Operations

During 2006, the Company decided to discontinue its online commerce operations and focus on its core operations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Universal Insurance Holdings, Inc., its wholly owned subsidiary, Universal Property & Casualty Insurance Co. and other wholly owned entities, Atlas Florida Financial Corporation, parent of Atlas Premium Finance Company (formerly known as Sterling Premium Finance Company), Atlas Premium Finance Company and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. Prior to the Company’s decision to discontinue online commerce operations, the Company and its subsidiaries operated principally in two business segments consisting of insurance and online commerce during each period reported in the accompanying consolidated financial statements, based upon management reporting.

To conform to the 2008 presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are summarized as follows:

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary areas of estimate are the recognition of premium revenues, insurance liabilities, deferred policy acquisition costs and reinsurance. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts, after intercompany eliminations, of the Company and its subsidiaries.

Cash and Cash Equivalents. The Company includes in cash equivalents all short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less.

Securities Held to Maturity. Bonds for which the Company has the ability and intent to hold to maturity are reported at amortized cost, adjusted for amortization of premiums or discounts and other-than-temporary declines in fair value. Realized gains and losses are determined using the specific identification method. The bonds currently held by the Company are primarily to satisfy statutory deposits requirements of various states in which the Company is authorized to write insurance policies.

Securities Available for Sale. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within stockholders’ equity, net of related deferred income taxes.
Impairment of Equity Securities. For investments classified as available for sale, the difference between fair value and amortized cost for equity securities, net of deferred income taxes (as disclosed in Note 4), is reported as a component of accumulated other comprehensive income on the Consolidated Balance Sheet and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other than temporary. The assessment of whether the impairment of a security’s fair value is other than temporary is performed using a portfolio review as well as a case-by-case review considering a wide range of factors.
There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including: 1) the Company's ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other than temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value.
The Company performed an evaluation of its investments classified as available for sale and has determined that it held one security as of December 31, 2008 with an unrealized loss of $309. The Company held no securities for which impairment is other than temporary.
Premiums Receivable. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience. As of December 31, 2008 and 2007, the Company had recorded allowances for doubtful accounts in the amounts of $1,399,997 and $832,660, respectively.

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

Recognition of Premium Revenues. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future is deferred and reported as unearned premiums. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. In the event policyholders cancel their policies, unearned premiums represent amounts that UPCIC would refund policyholders. Accordingly, UPCIC determines unearned premiums by calculating the pro rata amount that would be due to the policyholders at a given point in time based upon the premiums owed over the life of each policy. As of December 31, 2008 and 2007, the Company has direct unearned premiums of $258,489,460 and $254,741,198, respectively.

Recognition of Commission Revenue. Commission revenue, which is comprised of the MGA’s policy fee income on all new and renewal insurance policies and commissions generated from agency operations is recognized as income upon policy inception. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

Recognition of Policyholder Payment Plan Fee Revenue.  UPCIC offers its policyholders the option of paying their policy premiums in full at inception or in two or four installment payments. UPCIC charges fees to its policyholders that elect to pay their premium in installments and records such fees as revenue when the policyholder makes the installment payment election and UPCIC bills the fees to the policyholder. These fees are included in Other Revenue in the Company's Consolidated Statements of Operations. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

Deferred Policy Acquisition Costs. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production/deferred ceding commissions of new and renewal business are deferred and amortized over the terms of the policies to which they are related. Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies. Deferred policy acquisition costs and deferred ceding commissions are netted for balance sheet presentation purposes. The components of deferred policy acquisition costs (“DPAC”) and deferred ceding commission (“DCC”) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	For the years ended December 31,

	2008	2007	2006

DPAC, beginning of year	$ 37,018,747	$ 34,082,701	$ 10,422,986

Capitalized Costs	79,438,929	72,477,694	55,005,876

Amortization of DPAC	76,302,526	69,541,648	31,346,161

DPAC, end of year	$ 40,155,150	$ 37,018,747	$ 34,082,701

DCC, beginning of year	$ 39,141,016	$ 31,976,585	$ 11,466,529

Ceding Commissions Written	78,654,864	73,489,130	51,003,606

Earned Ceding Commissions	78,048,677	66,324,699	30,493,550

DCC, end of year	$ 39,747,203	$ 39,141,016	$ 31,976,585

DPAC (DCC), net, beginning of year	$ (2,122,269)	$ 2,106,116	$ (1,043,543)

Capitalized Costs, net	784,064	(1,011,436)	4,002,270

Amortization of DPAC, net	(1,746,151)	3,216,949	852,611

DPAC (DCC), net, end of year	$ 407,946	$ (2,122,269)	$ 2,106,116

Insurance Liabilities. Unpaid losses and loss adjustment expenses (“LAE”) are provided for as claims are incurred. The provision for unpaid losses and loss adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on industry data; and (3) estimates of expenses for investigating and adjusting claims based on the experience of the Company and the industry.

Inherent in the estimates of ultimate claims are expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for casualty coverage is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances and the amount of insurance risk retained. In addition, UPCIC’s policyholders are currently concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in current earnings.

Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2008 and 2007.

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

Income Taxes. Income tax provisions are based on the asset and liability method. Deferred federal and state income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, net of valuation allowance. The Company reviews its deferred tax assets for recoverability. At December 31, 2008 and 2007, the Company determined that the benefit of its deferred tax assets were fully realizable and, therefore, no valuation allowance was recorded.

Income (Loss) Per Share of Common Stock. Basic earnings per share is computed by dividing the Company’s net income (loss) less cumulative Preferred Stock dividends by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company’s net income (loss) minus Preferred Stock dividends by the weighted average number of shares of Common Stock outstanding during the period and the impact of all dilutive potential common shares, primarily Preferred Stock, options and warrants. The dilutive impact of stock options and warrants is determined by applying the treasury stock method and the dilutive impact of the Preferred Stock is determined by applying the “if converted” method.

Fair Market Value of Financial Instruments. Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the estimated fair value of all financial instruments, including both assets and liabilities unless specifically exempted. The Company uses the following methods and assumptions in estimating the fair value of financial instruments.

Fixed maturities:  the carrying amount reported in the consolidated balance sheet represents amortized cost as these investments are classified as "held to maturity" securities.  The fair value of the Company's fixed maturities determined using unadjusted quoted market prices is $4,460,165.

Equity securities:  the Company's equity securities are classified as "available-for-sale" and are, therefore, carried on the consolidated balance sheet at fair value using unadjusted quoted market prices.

Long-term debt and loans payable were held at carrying values as of December 31, 2008 and 2007 in the amounts of $25,000,000 and $25,002,820, respectively. The fair value of long-term debt as of December 31, 2008 was estimated based on discounted cash flows utilizing interest rates currently offered for similar products and determined to be $17,035,883.

Concentrations of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, premiums receivable and reinsurance recoverables.

Concentrations of credit risk with respect to cash on deposit are limited by the Company’s policy of investing excess cash in money market accounts and repurchase agreements backed by the US Government and US Government Agency Securities with major national banks. These accounts are held by the Institutional Trust & Custody division of U.S. Bank, the Trust Department of SunTrust Bank and Evergreen Investment Management Company, LLC.

The Company maintains depository relationships with SunTrust Bank and Wachovia Bank, N.A. It is the Company’s policy not to have a balance of more than $250,000 for any of its affiliates at either institution on any given day to minimize exposure to a bank failure. Both banks participate in FDIC’s Temporary Liquidity Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts. Excess cash is transferred daily into custodial accounts with SunTrust Bank where cash is immediately invested into shares of Ridgeworth Institutional US Treasury Securities Money Market.

Concentrations of credit risk with respect to premiums receivable are limited due to the large number of individuals comprising the Company’s customer base. However, the majority of the Company’s revenues are currently derived from products and services offered to customers in Florida, which could be adversely affected by economic downturns, an increase in competition or other environmental changes.

In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly evaluates the financial strength of all reinsurers used. UPCIC’s largest reinsurer, Everest Reinsurance Company, has the following ratings from each of the rating agencies: A+ from A.M. Best Company, AA- from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. As of December 31, 2008 and 2007, UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus:

	As of December 31,
Reinsurer	2008	2007
Everest Reins. Company	$168,444,284	$147,443,510
Florida Hurricane Catastrophe Fund	31,445,808	30,472,967
National Liability and Fire Insurance Co.	0	8,680,555
Total	$199,890,092	$186,597,032

As of December 31, 2008 and 2007, UPCIC did not have any unsecured recoverables from unauthorized reinsurers exceeding 3% of UPCIC’s statutory surplus.

Stock Options. The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares as of the grant date. Prior to January 1, 2006 the Company elected to apply Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options granted to employees and directors, and SFAS No. 123 Accounting for Stock-Based Compensation, for its stock options granted to non-employees. Under APB No. 25, because the exercise price of the Company’s employee and director stock options equal the market price of underlying stock on the date of the grant, no compensation expense was recognized. The Company expensed the fair value (determined as of the grant date) of options and warrants granted to non-employees in accordance with SFAS No. 123. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results from prior periods have not been restated. Under SFAS No. 123 (R), the compensation expense for the stock compensation plans that has been charged against income before income taxes was $4,271,228 and $2,781,017 for the years ended December 31, 2008 and 2007, respectively, with a corresponding deferred income tax benefit of $1,647,626 and $1,072,777, respectively. No compensation expense for the stock compensation plan was charged against income for the year ended December 31, 2006. As of December 31, 2008 the total unrecognized compensation cost related to nonvested share-based compensation granted under the stock compensation plans was $1,762,993. The cost is expected to be recognized over a weighted average period of 0.87 years. In addition, during the years ended December 31, 2008 and 2007, the Company issued restricted common stock valued at $693,000 and $925,000, respectively, as compensation. These restricted stock awards are being expensed ratably over their respective vesting periods.

Statutory Accounting. UPCIC prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the Office of Insurance Regulation of the State of Florida. Effective January 1, 2001, the Office of Insurance Regulation of the State of Florida required that insurance companies domiciled in the State of Florida prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the Office of Insurance Regulation of the State of Florida. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC as of December 31, 2008 and 2007, and the results of its operations and its cash flow, for the years ended December 31, 2008, 2007 and 2006, have been determined in accordance with statutory accounting principles, but adjusted to accounting principles generally accepted in the United States of America (GAAPUSA) for purposes of these financial statements. These principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from GAAPUSA.
New Accounting Pronouncements:
SFAS No.123 (Revised 2004), Share-Based Payments, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payments transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) with the cost recognized over the period during which an employee is required to provide service in exchange for the award. This statement was effective as of the beginning of the first interim or annual reporting period of the company’s first fiscal year that begins on or after December 15, 2005 and the Company adopted the standard in the first quarter of fiscal year 2006.
On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payments arrangements by public companies. In particular, this SAB provides guidance related to share-based payments transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under shared-based payments arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payments arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company adopted SAB 107 in connection with its adoption of SFAS 123(R).
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 and the adoption had a negligible impact on the Company’s results of operation and financial position. During the year ended December 31, 2007, the Company accrued interest and penalties for the underpayment of estimated federal and state income tax in accordance with the provisions of the relevant tax law. Interest and penalties are classified in the financial statements as income taxes. Accruals for interest and penalties were not necessary for the years ended December 31, 2008 and 2006.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  SFAS No. 157 is partially effective for fiscal years beginning after November 15, 2007.  The effects of adoption were determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption.  Based on the Company’s current use of fair value measurements, the adoption of SFAS No. 157 did not have a material effect on the results of operations or financial position of the Company.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008. SFAS 159 has not had a material effect on the Company’s financial position, cash flows and results of operations.
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.
In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 was issued to clarify that the GAAP hierarchy is directed to entities since it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The provisions of SFAS 162 are effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company has determined that this statement will not result in a change in current practice.
Also, in May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”) – an interpretation of FASB No. 60, “Accounting and Reporting by Insurance Enterprises,” which requires an insurance enterprise to recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how FASB No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The provisions of SFAS 163 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS 163 on its financial statements.
NOTE 3 – REINSURANCE
UPCIC’s in-force policyholder coverage for windstorm exposures as of December 31, 2008 was approximately $99.7 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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
UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers on an automatic basis under general reinsurance contracts known as “treaties”. The reinsurance arrangements are intended to provide UPCIC with the ability to maintain its exposure to loss within its capital resources. Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance. The Company submits the UPCIC reinsurance program for regulatory review to the OIR.
2008 Reinsurance Program
Quota Share
Effective June 1, 2008, UPCIC entered into a quota share reinsurance treaty with Everest Reinsurance Company (“Everest Re”). Everest Re has the following ratings from each of the rating agencies: A+ from A.M. Best Company, AA- from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. Under the quota share treaty, through May 31, 2009, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk, with a ceding commission payable to UPCIC equal to 31% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of 55% of gross premiums earned, not to exceed $150,000,000 (of which UPCIC’s net liability in a first event scenario is $70,000,000, in a second event scenario is $14,800,000 and in a third event scenario is $15,000,000) and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services (“PCS”) office of 164% of gross premiums earned, not to exceed $450,000,000.

Excess Per Risk

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

	First Layer	Second Layer	Third Layer
Coverage	$140,000,000 in excess of $150,000,000 each loss occurrence (placed 100%)	$134,000,000 in excess of $290,000,000 each loss occurrence (placed 100%)	$125,000,000 in excess of $424,000,000 each loss occurrence (placed 100%)

Deposit premium	$48,300,000	$24,120,000	$14,375,000

Minimum premium	$38,640,000	$19,296,000	$11,500,000

Premium rate -% of total insured value	0.050837%	0.025387%	0.015130%

Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event, which occurs in the State of Florida. The contract contains a provision for one reinstatement in the event coverage is exhausted. An additional premium will be calculated pro rata as to amount and 100% as to time.

Effective June 1, 2008 through May 31, 2009, UPCIC purchased a reinstatement premium protection contract which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $274,000,000 in excess of $150,000,000.

Also, effective June 1, 2008, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC’s net retention through two catastrophe events including hurricanes, as follows:

	2nd Event	3rd Event
Coverage	$110,400,000 in excess of $39,600,000 each loss occurrence subject to an otherwise recoverable amount of $110,400,000 (placed 50%)	$120,000,000 in excess of $30,000,000 each loss occurrence subject to an otherwise recoverable amount of $240,000,000 (placed 50%)

Deposit premium (100%)	$16,560,000	$7,800,000

Minimum premium (100%)	$13,248,000	$6,240,000

Premium rate -% of total insured value	0.017430%	0.008210%

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (SBA). Under the reimbursement agreement, FHCF would reimburse the Company, with respect to each loss occurrence during the contract year for 90% of the ultimate loss paid by the Company in excess of the Company’s retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2008 to May 31, 2009, the SBA made available through the 2007 passage of House Bill 1A an additional $12 billion (Temporary Increase in Coverage Limit - TICL) of Florida Hurricane Catastrophe Fund coverage for the 2008 wind season. UPCIC purchased both the traditional FHCF coverage as well as the TICL FHCF coverage for the contract year June 1, 2008 to May 31, 2009. As of December 31, 2008, the estimated coverage is 90% of $1,514,348,584 in excess of $305,438,476. The premium for this coverage is $59,077,813.

Also at June 1, 2008, the FHCF made available, and the Company obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program (the “ICBUI” program) offered by the FHCF, such as UPCIC. This particular layer of coverage at June 1, 2008 is $10,000,000 in excess of $29,600,000. The premium for this coverage is $5,000,000.

On October 31, 2008, the Florida State Board of Administration (“SBA”) published its most recent estimate of the FHCF’s loss reimbursement capacity. The SBA estimated that the FHCF’s total loss reimbursement capacity over the next six to twelve months is between $11.786 billion and $13.286 billion. This is significantly less than the estimate in effect when UPCIC made its FHCF coverage selections for the 2008-2009 contract year. By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity. In addition, the cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity.

The total cost of UPCIC’s underlying catastrophe private reinsurance program effective June 1, 2008 through May 31, 2009 is $86,795,000 of which UPCIC’s cost is 50%, or $43,397,500, and the quota share reinsurers’ cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above which amounts to $12,266,483. The cost of subsequent event catastrophe reinsurance is $12,180,000. The estimated premium UPCIC plans to cede to the FHCF for the 2008 hurricane season is $59,077,813 of which UPCIC’s cost is 50%, or $29,538,907, and the quota share reinsurers’ cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the ICBUI Program, the premium for which is $5,000,000, of which UPCIC’s cost is 50%, or $2,500,000, and the quota share reinsurers’ cost is the remaining 50%.

Effective July 1, 2008 through May 31, 2009, under an excess catastrophe contract, UPCIC obtained an additional $90,000,000 of catastrophe coverage via a new top layer of 90% of $100,000,000 in excess of $549,000,000 covering certain loss occurrences including hurricanes. The contract contains a provision for one reinstatement in the event coverage is exhausted; additional premium is calculated pro rata as to amount and 100% as to time. The total cost of this new top layer is $7,200,000 of which UPCIC’s cost is 50%, or $3,600,000, and the quota share reinsurers’ cost is the remaining 50%.

Also effective July 1, 2008 through May 31, 2009, UPCIC secured an additional $80,000,000 of third event catastrophe coverage via a new layer of 80% of $100,000,000. The total cost of this new layer is $4,000,000 of which UPCIC’s cost is 50%, or $2,000,000, and the quota share reinsurers’ cost is the remaining 50%.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations. At the start of the hurricane season on June 1, 2008, UPCIC had coverage to approximately the 133-year Probable Maximum Loss (PML). With the additional catastrophic coverage via the new top layer effective July 1, 2008, UPCIC would have had coverage to approximately the 145-year PML. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 133-year PML represents a 0.752% Annual Probability of Exceedance and the 145-year PML represents a 0.690% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

Effective June 1, 2008 through December 31, 2008, the Company obtained $60,000,000 of coverage via a catastrophe risk-linked transaction contract in the event UPCIC’s catastrophe coverage is exhausted or UPCIC is unable to successfully collect from the FHCF for losses involving the Temporary Increase in Coverage Limits.  The total cost of the Company’s risk-linked transaction contract is $10,260,000.

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.
The preceding reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Operations:

Year Ended December 31, 2008
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$511,369,676	$507,621,412	$160,615,643
Ceded	(360,581,696)	(360,207,715)	(79,277,517)

Net	$150,787,980	$147,413,697	$81,338,126

2007 Reinsurance Program
Quota Share
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
Also effective, June 1, 2007 through May 31, 2008, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $300,000 in excess of $200,000 for each property loss. A $2,100,000 aggregate limit applies to the term of the contract.
Excess Catastrophe
Effective June 1, 2007 through May 31, 2008, UPCIC’s excess catastrophe reinsurance program provide five layers of excess catastrophe coverage of $576,000,000 in excess of $100,000,000 as follows:

	First Layer	Second Layer	Third Layer	Fourth Layer	Fifth Layer
Coverage	$102,300,000 in excess of $100,000,000 each loss occurrence (placed 100%)	$58,800,000 in excess of $202,300,000 each loss occurrence (placed 100%)	$44,500,000 in excess of $261,100,000 each loss occurrence (placed 100%)	$220,400,000 in excess of $305,600,000 each loss occurrence (placed 100%)	$150,000,000 in excess of $526,000,000 each loss occurrence (placed 100%)

Deposit premium	$40,920,000	$14,994,000	$6,675,000	$29,754,000	$20,833,332

Minimum premium	$36,828,000	$13,494,600	$6,007,500	$26,778,600	$20,833,332

Premium rate -% of total insured value	0.054891%	0.020113%	0.008954%	0.039913%	0.027946%

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

Also, effective June 1, 2007, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of the Company’s net retention through three catastrophe events including hurricanes, in three separate contracts, as follows:

	2nd Event	3rd Event – Contract #1	3rd Event – Contract #2
Coverage	$71,400,000 in excess of $28,600,000 each loss occurrence subject to an otherwise recoverable amount of $71,400,000 (placed 50%)	$81,400,000 in excess of $18,600,000 each loss occurrence subject to an otherwise recoverable amount of $162,800,000 (placed 25%)	$81,400,000 in excess of $18,600,000 each loss occurrence subject to an otherwise recoverable amount of $162,800,000 (placed 25%)

Deposit premium (100%)	$13,923,000	$7,936,500	$8,954,000

Minimum premium (100%)	$12,530,000	$7,142,850	$8,058,600

Premium rate -% of total insured value	0.018677%	0.010646%	0.012011%

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (SBA). Under the reimbursement agreement, FHCF would reimburse the Company, with respect to each loss occurrence during the contract year for 90% of the ultimate loss paid by the Company in excess of the Company’s retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2007 to May 31, 2008, the SBA made available through the 2007 passage of House Bill 1A an additional $12 billion (Temporary Increase in Coverage Limit - TICL) of Florida Hurricane Catastrophe Fund coverage for the 2007 wind season. UPCIC purchased both the traditional FHCF coverage as well as the TICL FHCF coverage for the contract year June 1, 2007 to May 31, 2008. As of June 1, 2007, the provided coverage was 90% of $1,065,387,373 in excess of $208,693,813. The premium for this coverage was $42,838,076.

Also at June 1, 2007, the FHCF made available, and the Company obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program (the “ICBUI” program) offered by the FHCF, such as UPCIC. This particular layer of coverage at June 1, 2007 was $10,000,000 in excess of $18,600,000. The premium for this coverage was $5,000,000.

In 2007, UPCIC also purchased Florida Hurricane Catastrophe Fund Recovery Shortfall Reinsurance in the event the Florida Hurricane Catastrophe Fund could not fulfill its payment obligations for the 2007-2008 Hurricane Season.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations. For the 2007 hurricane season, UPCIC had coverage to approximately the 150-year PML.

Effective June 1, 2007, the Company obtained $30,000,000 of coverage via a catastrophe risk-linked transaction product in the event UPCIC’s catastrophe coverage is exhausted.  The total cost of the Company’s risk-linked transaction product was $3,525,000.

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

The preceding reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Operations:

Year Ended December 31, 2007
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$498,748,778	$474,353,847	$112,937,522
Ceded	(358,405,016)	(319,935,395)	(53,137,852)

Net	$140,343,762	$154,418,452	$59,799,670

2006 Reinsurance Program

Quota Share

Effective June 1, 2006, UPCIC entered into a quota share reinsurance treaty with Everest Re. Under the quota share treaty, through May 31, 2007, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk with a ceding commission equal to 28% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of $25,000,000 and a limitation of $55,000,000 for losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services (“PCS”).

Excess Per Risk

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

Excess Catastrophe

Effective June 1, 2006 through May 31, 2007, UPCIC’s excess catastrophe reinsurance agreement provides three layers of excess catastrophe coverage of $76,000,000 in excess of $25,000,000 as follows:

	First Layer	Second Layer	Third Layer
Coverage	$32,000,000 in excess of $25,000,000 each loss occurrence (placed 100%)	$18,000,000 in excess of $57,000,000 each loss occurrence (placed 100%)	$26,000,000 in excess of $75,000,000 each loss occurrence (placed 100%)

Deposit premium (100%)	$14,720,000	$6,210,000	$6,240,000

Minimum premium (100%)	$13,248,000	$5,589,000	$5,616,000

Premium rate -% of total insured value	0.074%	0.031%	0.031%

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

Also, effective June 1, 2006, UPCIC obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of the Company’s net retention through three catastrophe events, including hurricanes, as follows:

	2nd Event	2nd/3rd Event	3rd Event	2nd Layer 3rd Event
Coverage	$11,250,000 in excess of $13,750,000 each loss occurrence subject to an otherwise recoverable amount of $11,250,000 (placed 17.5%)	$11,250,000 in excess of $13,750,000 each loss occurrence subject to an otherwise recoverable amount of $11,250,000 (placed 12.5%)	$6,750,000 in excess of $7,000,000 each loss occurrence subject to an otherwise recoverable amount of $13,500,000 (placed 50%)	$11,250,000 in excess of $13,750,000 each loss occurrence subject to an otherwise recoverable amount of $22,500,000 (placed 37.5%)
Deposit premium (100%)	$1,800,000	$3,037,500	$1,012,500	$1,518,750
Minimum premium (100%)	$1,620,000	$2,733,750	$911,250	$1,366,875
Premium rate -% of total insured value	0.009%	0.015%	0.005%	0.00759%

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration. Under the reimbursement agreement, FHCF would reimburse the Company, with respect to each loss occurrence during the contract year for 90% of the ultimate loss paid by the Company in excess of the Company’s retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the

National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2006 to May 31, 2007, the Fund has provided coverage of 90% of $241,644,867 in excess of $81,363,626. The premium for this coverage was $15,694,414.

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

The preceding reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Operations:

Year Ended December 31, 2006

	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment
Expenses
Direct	$ 371,754,514	$ 192,298,253	$ 70,704,156
Ceded	(230,718,709)	(138,162,301)	(45,763,277)

Net	$ 141,035,805	$ 54,135,952	$ 24,940,879

Other Amounts:

Prepaid reinsurance premiums and reinsurance recoverables as of December 31, 2008 and 2007 were as follows:

	As of December 31,
	2008	2007

Prepaid reinsurance premiums	$ 173,046,776	$ 172,672,795

Reinsurance recoverable on unpaid losses and LAE	$ 43,228,416	$ 37,587,445
Reinsurance recoverable on paid losses	781,431	8,811,820
Reinsurance recoverables	$ 44,009,847	$ 46,399,265

The Company has determined that a right of offset, as defined in FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” exists between the Company and its reinsurers, under its quota share reinsurance treaties. Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as follows:

	As of December 31,	As of December 31,
	2008	2007
Reinsurance payable, net of ceding commissions due from reinsurers	$ 60,099,512	$ 76,178,994
Inuring premiums receivable	(36,115,264)	(42,290,644)

Reinsurance payable, net	$ 23,984,248	$ 33,888,350

UPCIC’s reinsurance contracts do not relieve UPCIC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible. No allowance is deemed necessary at December 31, 2008. UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally. UPCIC believes that ceding risks to reinsurers whom it considers to be financially sound combined with the distribution of reinsurance contracts to an array of reinsurers adequately minimizes UPCIC’s risk from any potential operating difficulties of its reinsurers. However, UPCIC is required by law to purchase certain reimbursement coverage from the FHCF and has purchased other optional FHCF reimbursement coverage.

UPCIC may also be subject to assessments by Citizens Property Insurance Corporation (“Citizens”), Florida’s state-run insurer of last resort, and the FHCF as a result of operating deficiencies related to windstorm catastrophes. In addition, UPCIC is subject to assessments by the Florida Insurance Guaranty Association (“FIGA”). FIGA services pending claims by Florida policyholders of member insurance companies which become insolvent and are ordered liquidated. FIGA’s membership is composed of all Florida licensed direct writers of property and casualty insurance. Under Florida’s current statutes and regulations, insurers may recoup the amount of their assessments from policyholders, or in some cases collect the amount of the assessments from policyholders as surcharges for the benefit of the assessing entity.

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
On September 14, 2006, the Board of Governors of Citizens authorized the levying of a regular assessment on assessable insurers to recoup the 2005 Plan Year Deficit incurred in the High Risk Account. The assessment is based upon UPCIC’s share of direct written premium for the subject lines of business in the State of Florida for the calendar year preceding the plan year in which the deficit occurred. UPCIC’s participation in this assessment totaled $263,650. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and began implementing the recoupment in connection with this assessment in 2007. The Company expects that recoupment of this assessment will be completed in 2009.
During its meeting on December 14, 2006, the FIGA Board determined the need for an emergency assessment upon its member companies. The FIGA Board decided on an emergency assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premiums of $11.2 billion, this assessment would generate approximately $225 million. UPCIC’s participation in this assessment totaled $1,772,861. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31,

2006 and began implementing the recoupment in connection with this assessment in 2007. The Company expects that recoupment of this assessment will be completed in 2009.
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
During its meeting on October 11, 2007, the FIGA Board determined the need for an assessment upon its member companies, which the OIR approved on October 29, 2007. The FIGA Board decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2006. Based on the 2006 net direct premiums of $15.8 billion, this assessment would generate approximately $315 million. UPCIC’s participation in this assessment totaled $7,435,090. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2007 and expects that recoupment of this assessment will be completed in 2010.
NOTE 4 – INVESTMENTS
Major categories of net investment income are summarized as follows:
	As of December 31,
	2008	2007	2006
Investment income on cash and cash equivalents	$3,951,161	$10,606,881	$ 4,259,310
Investment income on held-to-maturity securities	64,213	-	-
Investment expense	(294,345)	(196,622)	(257,773)

Net investment income	$3,721,029	$10,410,259	$ 4,001,537

As of December 31, 2008, the Company’s investments consisted of cash, cash equivalents, bonds and exchange-traded funds with a value of $262,613,412 and $214,745,606, respectively.
Concentrations of credit risk with respect to cash on deposit are limited by the Company’s policy of investing excess cash in money market accounts and repurchase agreements backed by the US Government and US Government Agency Securities with major national banks. These accounts are held by the Institutional Trust & Custody division of U.S. Bank, the Trust Department of SunTrust Bank and Evergreen Investment Management Company, LLC.

The Company maintains depository relationships with SunTrust Bank and Wachovia Bank, N.A. It is the Company’s policy not to have a balance of more than $250,000 for any of its affiliates at either institution on any given day to minimize exposure to a bank failure. Both banks participate in FDIC’s Temporary Liquidity Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts. Excess cash is transferred daily into custodial accounts with SunTrust Bank where cash is immediately invested into shares of Ridgeworth Institutional US Treasury Securities Money Market.

Cash and cash equivalents consisted of checking, repurchase and money market accounts with carrying values of $256,964,637 and $214,745,606 as of December 31, 2008 and 2007, respectively, as follows:

	As of December 31, 2008
Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	0	161,072,107	161,072,107	62.7%
Evergreen Investment Management	0	10,575,615	10,575,615	4.1%
Company, L.L.C.
SunTrust Bank Institutional
Asset Services	0	81,703,268	81,703,268	31.8%
All Other Banking Institutions	417,830	3,195,817	3,613,647	1.4%
	417,830	256,546,807	256,964,637	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

	As of December 31, 2007
Institution	Cash	Money Market Funds	Repurchase Accounts	Total	%

SunTrust Bank	(955,390)	0	1,151,915	196,525	0.1%
SunTrust Bank Corporate
Agency Services	0	36,895,309	0	36,895,309	17.2%
Wachovia Bank, N.A.	(3,753,550)	0	179,194,000	175,440,450	81.7%
All Other Banking Institutions	23,977	2,122,324	67,021	2,213,322	1.0%
	(4,684,963)	39,017,633	180,412,936	214,745,606	100.0%

As of December 31, 2008, the Company held US Treasury bonds at a book value of $4,334,405 which represents amortized cost. The Company holds all fixed maturities at amortized cost. The US Treasury bonds have gross unrealized gains of $125,760 and no gross unrealized losses. It is the Company’s intent to hold the bonds to maturity, which will occur at various dates in a one to five year period. As of December 31, 2007, the Company held no bonds.

As of December 31, 2008, the Company held exchange-traded funds at a book value of $1,273,941 and a market value of $1,314,370. The exchange-traded funds are classified as available-for-sale securities, and have gross unrealized gains of $40,738 and gross unrealized losses of $309. As of December 31, 2007, the Company held no exchange-traded funds.

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 18 – Fair Value Disclosure.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, as of December 31, 2008 and 2007, consisted of the following:

	As of December 31,
	2008	2007
Computers	$22,321	$22,321
Furniture	346,673	276,372
Automobiles	927,314	437,369
Software	849,195	1,075,922

Total cost	2,145,503	1,811,984
Less: accumulated depreciation	(1,281,378)	(937,554)

Property, plant and equipment, net	$864,125	$874,430

The increase during 2008 in Automobiles and other vehicles is primarily due to the acquisition of several motor homes to be used by claims personnel in the event of catastrophic events. Depreciation and amortization of property and equipment was $353,729, $279,846 and $254,601 during 2008, 2007 and 2006, respectively.

Real estate, as of December 31, 2008 and 2007, consisted of the following:

	As of December 31,
	2008	2007
Land	$270,000	$270,000
Building	1,410,000	1,410,000
Capital Improvements	2,137,739	2,004,373

Total cost	3,817,739	3,684,373
Less: accumulated depreciation	(418,130)	(291,546)

Property, plant and equipment, net	$3,399,609	$3,392,827

Depreciation of real estate was $126,584, $119,446 and $118,932 during 2008, 2007 and 2006, respectively.

NOTE 6 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC’s policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During the twelve-month periods ended December 31, 2008 and 2007, UPCIC did not experience any catastrophic events. UPCIC’s in-force policyholder coverage for windstorm exposures as of December 31, 2008 was approximately $99.7 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 3.

Management believes that the liabilities for claims and claims expense as of December 31, 2008 are appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company’s financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company’s financial statements.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007

Balance at beginning of year	$ 68,815,500	$ 49,564,514
Less reinsurance recoverable	(37,587,445)	(32,369,504)

Net balance at beginning of year	31,228,055	17,195,010

Incurred related to:
Current year	75,118,459	47,793,338
Prior years	6,219,667	12,006,332

Total incurred	81,338,126	59,799,670

Paid related to:
Current year	44,281,614	25,713,314
Prior years	23,565,209	20,053,311

Total paid	67,846,823	45,766,625

Net balance at end of year	44,719,358	31,228,055
Plus reinsurance recoverable	43,228,416	37,587,445

Balance at end of year	$ 87,947,774	$ 68,815,500

As a result of changes in estimates of insured events in prior years, the provision of losses and LAE, net of related reinsurance recoverables increased by $6,219,667 and $12,006,332 in 2008 and 2007, respectively, principally as a result of actual loss development on prior year non-catastrophe losses during the year ended December 31, 2008, and from higher than expected 2004 hurricane losses and actual loss development on prior year non-catastrophe losses during the year ended December 31, 2007.

NOTE 7 – LOANS PAYABLE AND LONG-TERM DEBT

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration (“SBA”) under the ICBUI Program. Under the ICBUI program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $94.0 million. The $25.0 million is invested in a U.S. treasury money market account.

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC is required to pay interest only, although principal payments can be made during this period. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. The first scheduled principal payment is due January 1, 2010.

As of December 31, 2008 and 2007, the balances due under the surplus note are shown in the Company’s Consolidated Balance Sheets as Long-Term Debt with carrying values of $25,000,000.

Repayments of principal are estimated to be as follows as of December 31, 2008:

2009	$ 0
2010	1,086,224
2011	1,125,971
2012	1,167,172
2013	1,209,880
Thereafter	20,410,753
Total	$25,000,000

In May 2008, the Florida Legislature passed a law providing participants in the Program an opportunity to amend the terms of their surplus notes based on law changes. The new law contains methods for calculating compliance with the writing ratio requirements that are more favorable to UPCIC than prior law and the prior terms of the existing surplus note. On November 6, 2008, UPCIC and the SBA executed an addendum to the surplus note (“the addendum”) that reflects these law changes. The terms of the addendum were effective July 1, 2008. In addition to other less significant changes, the addendum modifies the definitions of Minimum Required Surplus, Minimum Writing Ratio, Surplus, and Gross Written Premium, respectively, as defined in the original surplus note.

Prior to the effective date of the addendum, UPCIC was in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. UPCIC currently remains in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) drops below a net written premium to surplus of 1:1 for three consecutive quarters beginning January 1, 2010 and drops below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; (vii) pays any dividend when principal or interest payments are past due under the surplus note; or (viii) fails to maintain a level of surplus sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually.

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. As of December 31, 2008, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

Secured Promissory Note

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

Finance Facility

In November 2007, the Company commenced offering premium finance services through Atlas Premium Finance Company, a wholly-owned subsidiary. To fund its operations, Atlas agreed to an initial finance facility of $12 million with Flatiron Capital Corp., a premier funding partner to the commercial property and casualty insurance industry owned by Wells Fargo Bank, N.A. The interest rate is equal to the prime rate (“Money Rate” section of The Wall Street Journal) plus twenty-five basis points (0.25%).

Interest Expense

Interest expense, comprised primarily of interest on the surplus note, was $1,581,722, $1,525,814 and $412,729 for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

NOTE 8 – REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive regulation by the OIR. The Florida Insurance Code (the “Code”) requires that UPCIC maintain minimum statutory surplus of the greater of 10% of the insurer’s total liabilities or $4,000,000. UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the state of Florida. UPCIC’s statutory surplus as of December 31, 2008 is $93,993,302.

The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. During the year ended December 31, 2008, UPCIC declared and paid aggregate dividends to the Company of $23,000,000. During 2007 and 2006, UPCIC did not pay dividends to the Company.

UPCIC is required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2008, based on calculations using the appropriate NAIC RBC formula, UPCIC’s reported total adjusted capital was in excess of the requirements.

NOTE 9 - RELATED PARTY TRANSACTIONS

All underwriting, rating, policy issuance, reinsurance negotiations, and certain administration functions for UPCIC are performed by Universal Risk Advisors, Inc., a wholly owned subsidiary of the Company. Reinsurance negotiations for UPCIC are also performed by BARC, a wholly owned subsidiary of the Company, and unaffiliated third parties. Claims adjusting functions are performed by Universal Adjusting Corporation, a wholly owned subsidiary of the Company, and affiliated and unaffiliated third parties.

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During 2008 and 2007, the Company expensed claims adjusting fees of $410,000 and $675,237, respectively, to Downes and Associates.

The Company acquired all of the outstanding common stock of Atlas Florida Financial Corporation (“Atlas”), which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc.

(“Sterling”), from the Company’s Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling’s book value. On March 6, 2008, the Company received approval of this acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

NOTE 10- INCOME TAX PROVISION

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Change in valuation allowance	0.0%	0.0%	(6.5%)
Disallowed executive compensation	0.0%	0.0%	2.9%
Disallowed meals & entertainment	0.1%	0.0%	0.7%
State income tax, net of federal tax benefit	3.6%	3.6%	6.1%
Other, net	0.6%	1.1%	(2.7%)
Effective tax rate	39.3%	39.7%	35.5%

Deferred income taxes as of December 31, 2008 and 2007 are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

	As of December 31,
	2008	2007
Deferred income tax assets:
Unearned premiums	$ 6,591,903	$ 6,331,577
Advanced premiums	886,088	792,319
Unpaid losses	1,290,615	851,138
Regulatory assessments	1,662,854	3,423,250
Executive compensation	269,942	-
Shareholder compensation	409,351	1,652,458
Stock option expense per SFAS 123 ( R )	2,519,346	-
Accrued wages	251,948	-
Allowance for uncollectible receivables	540,049	321,199
Property and equipment	-	12,350
Deferred ceding commission, net	-	818,665

Total deferred income tax assets	14,422,096	14,202,956

Deferred income tax liabilities:
Property and equipment	(26,617)	-
Deferred policy acquisition costs, net	(157,365)	-
Restricted stock grant	(109,056)	-
Unrealized gains on common stock	(15,595)	-

Total deferred income tax liabilities	(308,633)	-

Net deferred income tax asset	$ 14,113,463	$ 14,202,956

A valuation allowance is deemed unnecessary as of December 31, 2008 and December 31, 2007, respectively because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

The Company’s earliest open tax year for purposes of examination of its income tax liability due to taxing authorities is the year ended December 31, 2005.  The Company's U.S. Corporation Income Tax Return for the 2006 tax year is currently in the preliminary stages of examination by the Internal Revenue Service.

NOTE 11 - STOCKHOLDERS’ EQUITY

Cumulative Preferred Stock

Each share of Series A and M Preferred Stock is convertible by the Company into 2.5 shares of Common Stock and 5 shares of Common Stock, respectively, into an aggregate of 568,326 common shares. The Series A Preferred Stock pays a cumulative dividend of $.25 per share per quarter.
Stock Options
The Company adopted a 1992 Stock Option Plan (the “Plan”) under which new shares of Common Stock are reserved for issuance upon the exercise of the options. The Plan is designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors and consultants of the Company. All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Plan. The Plan does not specify the number of shares for which options are available for grant. The stock options may be granted over a period not to exceed 10 years and generally vest as of the date of grant or upon certain goals attained.
A summary of the option activity for the years ended December 31, 2008 and 2007 is presented below:
			Options Exercisable			Weighted
						Average	Aggregate
	Number	Option Price per Share			Number	Exercise	Intrinsic
	of Shares	Low	High	Weighted	of Shares	Price	Value

Outstanding January 1, 2007	6,445,000	$ 0.04	$ 1.87	$ 0.91	6,445,000	$ 0.91	$ 4,517,644
Granted	2,010,000	$ 2.60	$ 6.50	$ 5.89
Exercised	(750,000)	$ 1.06	$ 1.87	$ 1.11
Expired	(600,000)	$ 0.63	$ 1.06	$ 0.70
Outstanding December 31, 2007	7,105,000	$ 0.06	$ 6.50	$ 2.32	7,105,000	$ 2.32	$ 36,172,050
Granted	2,490,000	$ 2.31	$ 3.90	$ 3.24
Exercised	(2,910,000)	$ 0.06	$ 3.80	$ 1.22
Expired	(35,000)	$ 2.60	$ 2.60	$ 1.00
Outstanding December 31, 2008	6,650,000	$ 0.50	$ 6.50	$ 3.15	6,650,000	$ 3.15	$ 3,795,250
Options to purchase 2,490,000 shares of Common Stock were granted during 2008 at a weighted average exercise price of $3.24. Options to purchase 2,910,000 shares of Common Stock were exercised during 2008 at a weighted average exercise price of $1.22.
Options to purchase 2,010,000 shares of Common Stock were granted during 2007 at a weighted average exercise price of $5.89. Options to purchase 750,000 shares of Common Stock were exercised during 2007 at a weighted average exercise price of $1.11. On July 12, 2007, the Company granted options to purchase an aggregate of 1,575,000 shares of common stock to the Company’s directors and executive officers. All of the options granted on July 12, 2007 vest on July 12, 2008, have an exercise price of $6.50 per share, and expire on July 12, 2012.

The options granted to Bradley I. Meier, the Company’s President and Chief Executive Officer, and to Sean P. Downes, the Company’s Chief Operating Officer and Senior Vice President, during 2008 are only exercisable on such date or dates as the fair market value (as defined in their respective option agreements) of the Company’s common stock is and has been at least one hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

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

The fair value of options granted in 2008 was estimated assuming the following: weighted average expected life of 2.27 years, dividend yield of 8.6 percent, risk-free interest rate of 1.80 percent, and expected volatility of 83.5 percent. The fair value of options granted in 2007 was estimated assuming the following: weighted average expected life of 2.45 years, dividend yield of 4.0 percent, risk-free interest rate of 4.86 percent, and expected volatility of 70.0 percent. In accordance with SFAS 123(R), fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair value of options granted prior to adoption of SFAS 123(R) was estimated assuming the following: weighted average expected life of five years, dividend yield of 0.0 percent, risk-free interest rate of 6.5 percent, and expected volatility of 154.5 percent and 126.3 percent for grants issued in 2004 and 2002, respectively.

The total intrinsic value of options exercised in 2008 was $10,953,980. A total of 1,471,658 shares of Common Stock were issued in 2008 for the cashless exercise of stock options, valued at $7,448,938. The total intrinsic value of options exercised in 2007 was $2,689,500, which options were exercised on a cashless basis. A total of 185,729 shares of common stock were issued in 2007 for the cashless exercise of stock options, valued at $872,926.
As of December 31, 2008, there were 6,650,000 options outstanding with an aggregate intrinsic value of $3,795,250 and a weighted average remaining contractual life of 3.09 years. Of the total number of options outstanding, 2,600,000 options are fully vested and exercisable. As of December 31, 2007, there were 7,105,000 options outstanding with an aggregate intrinsic value of $36,172,050 and a weighted average remaining contractual life of 3.22 years. Of the total number of options outstanding, 3,780,000 options were fully vested and exercisable.
Warrants
A summary of the warrant activity for the years ended December 31, 2008 and 2007 is presented below:

		Warrants Exercisable
					Weighted	Weighted
					Average	Average	Aggregate
	Number	Warrant Price per Share			Number	Exercise	Intrinsic
	of Shares	Low	High	Weighted	of Shares	Price	Value
Outstanding January 1, 2007	850,000	$ 0.03	$ 1.00	$ 0.72	850,000	$ 0.72	$ 1,761,000
Exercised	(250,000)	$ 0.03	$ 0.05	$ 0.04
Outstanding December 31, 2007	600,000	$ 1.00	$ 1.00	$ 1.00	600,000	$ 1.00	$ 3,846,000
Exercised	(600,000)	$ 1.00	$ 1.00	$ 1.00
Outstanding December 31, 2008	-	$ -	$ -	$ -	-	$ -	$ -

There were no warrants granted during the years ended December 31, 2008 and 2007. The total intrinsic value of warrants exercised in 2008 and 2007 was $3,840,000 and $1,857,000, respectively. The total cash received in 2008 and 2007 for the exercise of stock warrants was $130,530 and $10,500 respectively. There were no warrants outstanding as of December 31, 2008. There were 600,000 warrants outstanding as of December 31, 2007, with an aggregate intrinsic value of $3,846,000 and a weighted average remaining contractual life of 0.96 year.

Income Tax Benefit

The actual tax benefit realized for the tax deductible expense relating to the exercise of stock options and warrants totaled $5,706,778, $2,130,560 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the years ended December 31, 2008 and 2007:

	Issued	Treasury	Shares	Outstanding
	Shares	Shares	held in trust	Shares
Balance, as of January 1, 2007	38,057,103	(208,645)	(2,900,000)	34,948,458
Warrants exercised	250,000			250,000
Options exercised	750,000			750,000
Shares applied to exercise price and/or income taxes		(185,729)		(185,729)
Restricted stock grant	250,000			250,000
Balance, as of December 31, 2007	39,307,103	(394,374)	(2,900,000)	36,012,729
Warrants exercised	600,000			600,000
Shares applied to exercise price and/or income taxes		(81,081)		(81,081)
Options exercised	916,000		1,994,000	2,910,000
Shares applied to exercise price and/or income taxes: Issued Shares		(425,491)		(425,491)
Shares held in Trust		(965,084)		(965,084)
Shares cancelled	(965,084)	965,084		0
Restricted stock grant	300,000			300,000
Repurchase of shares		(808,901)		(808,901)
Balance, as of December 31, 2008	40,158,019	(1,709,847)	(906,000)	37,542,172

Stock Issuances

On January 2, 2008, the Company issued 518,919 shares of common stock at a price of $1.00 per share, to a private investor, pursuant to the exercise, on a “cashless” basis, of warrants to purchase common stock.

During the year ended December 31, 2008, the Company issued shares of restricted common stock pursuant to the exercise of stock options as follows:

Date	Number of Shares Issued	Price per Share	Name	Relation to Company
1/2/2008	15,000	$0.90	Harris Siskind	Former Director
1/7/2008	9,254	$0.50	Irwin Kellner	Former Director
1/7/2008	16,716	$1.10	Irwin Kellner	Former Director
1/7/2008	8,955	$0.70	Irwin Kellner	Former Director
1/7/2008	75,672	$1.63	Irwin Kellner	Former Director
1/11/2008	10,445	$1.10	Sean P. Downes	SVP and COO
1/11/2008	66,316	$0.50	Sean P. Downes	SVP and COO
1/11/2008	93,208	$3.80	Sean P. Downes	SVP and COO
1/11/2008	14,359	$1.10	James M. Lynch	EVP and CFO
1/11/2008	9,861	$0.70	James M. Lynch	EVP and CFO
1/11/2008	67,970	$0.50	James M. Lynch	EVP and CFO
1/11/2008	7,785	$3.80	James M. Lynch	EVP and CFO
1/11/2008	23,135	$0.50	Employee	Employee
1/11/2008	6,574	$0.70	Employee	Employee
1/11/2008	31,195	$1.00	Employee	Employee
1/11/2008	3,064	$1.10	Employee	Employee
3/18/2008	31,000	$1.63	Reed J. Slogoff	Director
Total Shares	490,509

During the year ended December 31, 2007, the Company issued 100,000 and 150,000 shares of restricted common stock at a price of $.03 and $.05, respectively, to a private investor pursuant to the exercise of warrants to purchase restricted common stock.

During the year ended December 31, 2007, the Company issued shares of restricted common stock pursuant to the exercise of stock options as follows:

Date	Number of Shares Issued	Price per Share	Name	Relation to Company
5/1/2007	22,143	$1.87	James M. Lynch	EVP and CFO
5/1/2007	387,234	$1.06	Norman M. Meier	Director
5/1/2007	77,447	$1.06	Joel Wilentz	Director
5/1/2007	77,447	$1.06	Reed Slogoff	Director
	564,271

On March 14, 2007, the Company issued 250,000 shares of restricted common stock at a price of $3.70 per share to an employee in consideration for services rendered pursuant to the terms of an employee agreement. The shares will vest over a three year period.

Effective December 5, 2008, the Company issued 300,000 share of restricted common stock at a price of $2.43 per share to Sean Downes, Senior Vice President, Chief Operating Officer and Director, in consideration for services rendered pursuant to terms of an employment agreement and to provide to Mr. Downes with a continued incentive to share in the success of the Company. The stock will vest over a two-year period as follows: 150,000 shares each on the first and second anniversary dates of the effective date of the award.

Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company’s common stock as quoted on the NYSE Alternext US (“Alternext”), formerly known as the American Stock Exchange, and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Dividends Declared

During the years ended December 31, 2008 and 2007, the Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows:

	For the years ended December 31,
	2008	2007
First Quarter	$0.10	$0.07
Second Quarter	$0.00	$0.00
Third Quarter	$0.10	$0.08
Fourth Quarter	$0.20	$0.09

Stock Grantor Trust

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust (“SGT”) to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2,900,000 shares of Company Common Stock. In exchange, the SGT delivered $29,000 and a promissory note to the Company for approximately $2,320,000 which together represents the purchase price of the shares. Amounts owed by the SGT to the Company will be repaid by cash received by the SGT, which will result in the SGT releasing shares to satisfy Company obligations for stock options. The assets of the SGT are subject to the claims of the Company’s general creditors under federal and state law. The consolidated financial statements include the accounts of the SGT. Dividends paid by the Company and received by the SGT on shares of Common Stock held in trust are eliminated in consolidation and shown net in the Consolidated Financial Statements.

On both April 11, 2008 and May 7, 2008, the Company’s Board of Directors’ Compensation Committee, by unanimous written consent, released shares from the SGT to satisfy Company obligations to issue stock options.

During the year ended December 31, 2008, the Company released from the SGT shares of restricted common stock pursuant to the exercise of stock options as follows:

Date	Number of Shares Issued	Price per Share	Name	Relation to Company
4/8/2008	627,422	$0.06	Bradley I. Meier	President and CEO
4/8/2008	104,009	$1.63	Bradley I. Meier	President and CEO
5/1/2008	54,342	$1.63	Joel M. Wilentz	Director
5/1/2008	37,495	$1.63	Reed J. Slogoff	Director
5/1/2008	32,977	$1.10	Norman M. Meier	Director
5/1/2008	172,671	$1.63	Norman M. Meier	Director
Total Shares	1,028,916

The aggregate number of shares of the Company’s common stock released from the SGT was 1,994,000. Of that total, 1,028,916 shares of common stock were issued to those individuals exercising stock options and 965,084 shares of common stock were retained by the Company as treasury shares. The shares retained by the Company were in payment for the exercise price of certain options and the satisfaction of statutory tax liability associated with such exercise.

Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company’s common stock as quoted on the Alternext and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the year ended December 31, 2008, the aggregate number of stock options and warrants exercised was 3,510,000 (1,516,000 newly issued and 1,994,000 released from the SGT). Of that total, 2,038,342 shares of common stock were issued to those individuals exercising stock options and warrants and 1,471,658 shares of common stock were retained by the Company as treasury shares. The shares retained by the Company were in payment for the exercise price of certain options and the satisfaction of statutory tax liability associated with such exercise.

During the year ended December 31, 2008, the Company retired 965,084 shares of its common stock held as treasury stock at a cost of $4,041,705. There were no shares of common stock retired during the year ended December 31, 2007.
Company Stock Repurchase
On June 25, 2008, the Company’s Board of Directors authorized the Company to repurchase up to $3,000,000 of its shares of outstanding common stock. Under the repurchase program, management was authorized to repurchase shares through December 31, 2008, with block trades permitted, in open market purchases or in privately negotiated transactions at prevailing market prices in compliance with applicable securities laws and other legal requirements. To facilitate repurchases, the Company made purchases pursuant to a Rule 10b5-1 plan, which allowed the Company to repurchase its shares during periods when it otherwise might have been prevented from doing so under insider trading laws. In total, the Company repurchased 808,900 shares under its repurchase plan at an aggregate cost of $2,999,788. On August 26, 2008, the Company announced the completion of the repurchase program.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Employment Agreements and Potential Payments Upon Termination Of Employment
The following summaries describe the employment agreements between the Company and three executive officers and set forth potential payments payable to the Company’s named executive officers upon termination of employment or a change in control under their current employment agreements.
Meier Employment Agreement
The Company’s employment agreement with Mr. Meier is dated as of August 11, 1999. The Company and Mr. Meier have amended the employment agreement, with the most recent amendment dated December 5, 2008 (the employment agreement and the amendments are collectively referred to as the “Meier Employment Agreement”). Under the terms of the Meier Employment Agreement, Mr. Meier will serve as the Company’s President and Chief Executive Officer. Mr. Meier received a base salary of $1,164,424 in 2008, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Meier Employment Agreement, Mr. Meier is entitled to an annual performance bonus equal to three percent (3%) of the pretax income of the Company up to $5 million, and four percent (4%) of the pretax income of the Company in excess of $5 million. The bonuses under the Meier Employment Agreement were contingent upon the Company’s shareholders approving such bonus formula, which they have done.
Mr. Meier is also eligible to receive health and welfare benefits, such as group medical, group life and long-term disability coverage. The Meier Employment Agreement contains noncompete and nondisclosure provisions.
In the event that the Company terminates the Meier Employment Agreement, the Company shall pay Mr. Meier 24 months total compensation. In addition, in the event of a change in control of the Company, the Company shall pay Mr. Meier an amount equal to 48 months base salary, plus two times any bonus paid for the preceding fiscal year. Further, in the event of a change in control, all options held by Mr. Meier vest and become immediately exercisable. For the purposes of the Meier Employment Agreement, a change in control shall be deemed to have occurred if, at any time, substantially all the assets of the Company shall have been sold or transferred by sale, merger or otherwise, or if any person becomes the beneficial owner, directly or indirectly, of securities of the company representing fifty percent (50%) or more of the combined voting power of the then-existing outstanding securities of the Company.

If Mr. Meier dies during the term of his employment, the Company shall pay to his estate compensation which would otherwise be payable to Mr. Meier for the shorter of (i) three (3) years from the date of his death, or (ii) through to the termination date of his employment agreement. If Mr. Meier becomes disabled during the term of his employment for a consecutive period of three hundred sixty five (365) days, the Company may terminate the officership held. In the event of such termination, Mr. Meier shall remain an employee of the Company and receive seventy (70%) percent of his compensation and all of his fringe benefits.
The Meier Employment Agreement expires on December 31, 2010; however, the agreement is automatically extended each year thereafter unless the Company or Mr. Meier provides written notice that the agreement is being terminated 60 days in advance of the anniversary date of the Meier Employment Agreement.
Downes Employment Agreement
The Company’s employment agreement with Mr. Downes is dated as of January 1, 2005 and provides that Mr. Downes will serve as Chief Operating Officer and Senior Vice President of the Company. The Company and Mr. Downes have amended the employment agreement, with the most recent amendment dated December 5, 2008 (the employment agreement and the amendments are collectively referred to as the “Downes Employment Agreement”). Mr. Downes received a base salary of $820,800 in 2008, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Downes Employment Agreement, Mr. Downes is entitled to an annual performance bonus equal to three percent (3%) of the pre-tax profits of the Company; provided, however, that any such bonus is contingent upon the Company’s shareholders approving such bonus formula, which they have done. Under the Downes Employment Agreement, the Company may grant Mr. Downes options or warrants to purchase the Company’s Common Stock.
Mr. Downes is also eligible to receive health and welfare benefits, such as group medical, group life and long-term disability coverage. The Downes Employment Agreement contains noncompete and nondisclosure provisions.
In the event of a change in control of the Company, the Company shall pay Mr. Downes an amount equal to 12 months base salary, plus the annual bonus paid for the preceding fiscal year. Also, effective January 1, 2009, if a change in control occurs, the Company shall pay Mr. Downes an amount equal to 2.99 times Mr. Downes’s “base amount,” as defined in Section 280G(b)(3) of the Internal Revenue Code. Further, in the event of a change in control, all options held by Mr. Downes vest and become immediately exercisable. For the purposes of the Downes Employment Agreement, a change in control shall be deemed to have occurred if, at any time, substantially all the assets of the Company shall have been sold or transferred by sale, merger or otherwise, or if any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the then-existing outstanding securities of the Company.
If Mr. Downes dies during the term of his employment, the Company shall pay to his estate compensation which would otherwise be payable to Mr. Downes for the shorter of (i) one (1) years from the date of his death, or (ii) through the termination date of his employment agreement. If Mr. Downes becomes disabled during the term of his employment for a consecutive period of ninety (90) days, the Company may terminate the officership held. In the event of such termination, Mr. Downes shall remain an employee of the Company and receive fifty (50%) percent of his compensation and all of his fringe benefits for a period ending on the next December 31st or two hundred seventy (270) days, whichever is longer.
The Downes Employment Agreement expires on December 31, 2010 unless extended in writing by the Company.
Lynch Employment Agreement

On October 11, 2006, the Company entered into an employment agreement (the “Lynch Employment Agreement”) with Mr. Lynch, who has served as the Company’s Executive Vice President and Chief Financial Officer since August 1998. Under the terms of the Lynch Employment Agreement, Mr. Lynch will continue to serve in such capacity. Mr. Lynch received a base salary of $414,154 in 2008, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Lynch Employment Agreement, Mr. Lynch is entitled to an annual performance bonus determined at the discretion of the Board of Directors of the Company; provided, however, that such bonus shall be no less than $50,000.
Mr. Lynch is also eligible to receive health and welfare benefits, such as group medical, group life and long-term disability coverage. The Lynch Employment Agreement contains noncompete and nondisclosure provisions.
If the Company terminates Mr. Lynch’s employment without cause or Mr. Lynch terminates his employment for good reason, then the Company shall (1) pay Mr. Lynch unpaid base salary accrued up to the effective date of termination; (2) pay Mr. Lynch a prorated portion of Mr. Lynch’s annualized bonus; (3) pay Mr. Lynch a lump sum payment equal to Mr. Lynch’s current base salary for period of twelve (12) months; and (4) pay on Mr. Lynch’s behalf Mr. Lynch’s COBRA premiums for a period of twelve (12) months.
For the purposes of the Lynch Employment Agreement “cause” means (i) Mr. Lynch’s abuse of alcohol or any controlled substance; (ii) Mr. Lynch’s willful act of fraud, dishonesty or breach of fiduciary duty with respect to the business or affairs of the Company; (iii) Mr. Lynch’s knowing and material failure to comply with material applicable laws and regulations or professional standards relating to the business of the Company; (iv) Mr. Lynch’s documented and continuing grossly unsatisfactory performance of his duties (as documented in at least one performance improvement plan to Mr. Lynch) or a material breach by Mr. Lynch of the Lynch Employment Agreement except, in each case, where such failure or breach is caused by the illness or other similar incapacity or disability of Mr. Lynch; (v) Mr. Lynch being subject to an inquiry or investigation by a governmental authority or self-regulatory organization such that the existence of such inquiry or investigation may result in damage to the Company’s business interests, licenses, reputation or prospects; or (vi) Mr. Lynch’s conviction of a misdemeanor involving moral turpitude or any felony.
For the purposes of the Lynch Employment Agreement “good reason” shall mean and include any of the following without Mr. Lynch’s prior written consent: (i) assignment to Mr. Lynch of duties materially inconsistent with Mr. Lynch’s position under the Lynch Employment Agreement; (ii) failure to pay Mr. Lynch’s base salary or bonus; (iii) requiring Mr. Lynch to move his sites of employment more than fifty (50) miles from his sites of employment prior to such move; or (iv) the Company’s material breach of the Lynch Employment Agreement.
In addition, if within one year following a change in control of the Company Mr. Lynch’s employment is terminated (i) by the Company or a succeeding entity without cause or (ii) by Mr. Lynch for good reason, then the Company shall (1) pay Mr. Lynch unpaid base salary accrued up to the effective date of termination; (2) pay Mr. Lynch a prorated portion of Mr. Lynch’s annualized bonus; (3) pay Mr. Lynch a lump sum payment equal to the greater of Mr. Lynch’s current base salary (x) through December 31, 2009 or (y) for period of twelve (12) months; and (4) pay on Mr. Lynch’s behalf Mr. Lynch’s COBRA premiums for a period not to exceed eighteen (18) months. For the purposes of the Lynch Employment Agreement, a change in control shall be deemed to have occurred if, (i) there shall be consummated (A) any consolidation or merger in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s common stock would be converted into cash, securities or other property, other than a consolidation or a merger having the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions other than in the ordinary course of business of the Company) of all, or substantially all, of the assets of the Company to any corporation, person or other entity which is not a direct or indirect wholly-owned subsidiary of the Company, or (ii) any person, group, corporation or other entity shall acquire beneficial ownership (as determined pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and rules and regulations promulgated hereunder) of

50% or more of the Company's outstanding common stock. In all cases pursuant to the Lynch Employment Agreement, the determination of whether a change of control has occurred shall be made in accordance with Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations, notices and other guidance of general applicability issued there under.
If Mr. Lynch dies of natural causes during the term of his employment, the Company shall pay to his estate (1) Mr. Lynch’s unpaid base salary accrued up to the effective date of termination; and (2) a prorated portion of Mr. Lynch’s annualized bonus. If Mr. Lynch becomes disabled during the term of his employment for (i) a period of three (3) consecutive months, or (ii) for shorter periods aggregating ninety (90) calendar days during any twelve-month period, the Company may at any time after the last day of the three (3) consecutive months of disability or the day on which the shorter periods of disability equal an aggregate of ninety days, suspend the term of Mr. Lynch’s employment and discontinue payments of his base salary for the duration of the disability. Mr. Lynch shall be entitled to the full compensation payable to him hereunder for shorter periods of disability shorter than the periods specified above.
The Lynch Employment Agreement expires on December 31, 2009.
Operating Leases
The Company has leased certain computer equipment and software under a master equipment lease agreement with Relational Funding, Inc. with an original equipment cost of $985,210. The Company also has several leases on office space. The following is a schedule of future minimum rental payments required under the non-cancelable operating leases as of December 31, 2008:

2009	$300,071
2010	185,526
2011	142,623
2012	59,783
2013	29,892
$717,895

NOTE 13 - LITIGATION

Certain lawsuits have been filed against the Company. In the opinion of management, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 14 – EARNINGS PER SHARE

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the years ended December 31, 2008, 2007 and 2006.

	For year ended			For year ended			For year ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Income			Income			Income
	Available to			Available to			Available to
	Common			Common			Common
	Stockholders		Per Share	Stockholders		Per Share	Stockholders		Per Share
	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Shares	Amount

Net income	$ 40,037,323			$ 54,002,288			$ 17,186,860
Less: Pref. stock dividends	(49,950)			(49,950)			(49,950)

Income available to
common stockholders	39,987,373	37,418,253	$ 1.07	53,952,338	35,550,503	$ 1.52	17,136,910	34,409,415	$ 0.50

Effect of dilutive securities:
Stock options and warrants	-	2,287,929	(0.06)	-	5,241,192	(0.20)	-	4,100,903	(0.06)
Preferred stock	49,950	568,325	(0.02)	49,950	568,325	(0.01)	49,950	568,325	-

Income available to
common stockholders and assumed
conversion	$ 40,037,323	40,274,507	$ 0.99	$ 54,002,288	41,360,020	$ 1.31	$ 17,186,860	39,078,643	$ 0.44

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes during the years ended December 31, 2008, 2007 and 2006 were as follows:

	For the years ended December 31,
	2008	2007	2006
Interest	$ 1,549,292	$ 1,524,223	$ 178,529
Income taxes	$ 22,266,491	$ 54,200,673	$ 2,696,500

NOTE 16 – QUARTERLY RESULTS FOR 2008 AND 2007 (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended
December 31, 2008
Total revenues	$ 44,284,473	$ 45,694,408	$ 47,175,024	$ 45,513,391
Total expenses	20,935,236	26,791,114	35,451,891	33,482,290
Net Income	14,308,316	11,198,150	7,372,654	7,158,203
Basic earnings per share	0.39	0.29	0.20	0.19
Diluted earnings per share	0.35	0.27	0.19	0.18

For the year ended
December 31, 2007
Total revenues	$ 44,569,042	$ 53,433,234	$ 45,700,039	$ 44,812,166
Total expenses	22,380,809	23,789,941	25,996,422	26,797,520
Net Income	12,374,829	17,553,434	13,810,702	10,263,323
Basic earnings per share	0.35	0.49	0.39	0.29
Diluted earnings per share	0.30	0.43	0.33	0.25

NOTE 17 – SUBSEQUENT EVENTS

On January 15, 2009, the Company declared a dividend of $.10 per share on its outstanding Common Stock of the Company that was paid on March 4, 2009 to the shareholders of record of the Company at the close of business on February 12, 2009. The Company paid an aggregate dividend of $3,946,572. On March 4, 2009, the Company declared a dividend of $.12 per share on its outstanding Common Stock of the Company to be paid on May 4, 2009 to the shareholders of record of the Company at the close of business on April 9, 2009. The company expects to pay an aggregate dividend of approximately $4,735,886.

On February 24, 2009, the Company was informed that its subsidiary, UPCIC, received approval for a premium rate increase for its homeowner's program within the State of Florida. The premium rate increase, which will average approximately 4.8 percent statewide, was approved by the OIR. On February 26, 2009, UPCIC was informed by the OIR that the effective dates for the premium rate increase are February 27, 2009 for new business and April 19, 2009 for renewal business.

On February 26, 2009, the Company was informed that its subsidiary, UPCIC, received approval for a premium rate increase for its dwelling fire program within the State of Florida. The premium rate increase, which will average approximately 4.7 percent statewide, was approved by the OIR. On February 27, 2009, UPCIC was informed by the OIR that the effective dates for the premium rate increase are March 2, 2009 for new business and April 21, 2009 for renewal business.

NOTE 18 – FAIR VALUE DISCLOSURE

The Company adopted SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company has determined that its fair value measurements are in accordance with the requirements of SFAS 157. Therefore, the implementation of SFAS 157 has not had any impact on the Company’s consolidated financial statements or results of operations.

Financial assets and financial liabilities recorded on the Consolidated Balance Sheets at fair value as of December 31, 2008 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1:	Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.
Level 2:

Financial assets and financial liabilities whose values are based on inputs that utilize other than quoted prices included in Level I that are observable for similar assets, or unobservable inputs that are corroborated by market data.

Level 3:

Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company's estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Equity Securities	$ 1,314,370	$ -	$ -	$ 1,314,370

Total invested assets	$ 1,314,370	$ -	$ -	$ 1,314,370

The fair value of the equity securities determined to be Level I inputs are derived from readily available market prices.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Blackman Kallick LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The auditor’s attestation report on management’s assessment of the Company’s internal control over financial reporting is presented above at “Report of Independent Registered Certified Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

UPCIC has applied to write homeowners’ insurance policies in five additional states besides the State of Florida. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, August 18, 2008, September 30, 2008, and January 29, 2009, UPCIC was licensed to transact insurance business within the States of South Carolina, Hawaii, North Carolina and Georgia, respectively. The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted. In addition, UPCIC filed a request with the NFIP to become authorized to write and service WYO flood insurance policies. The WYO Program began in 1983 and is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency (FEMA). The WYO Program allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names. The companies receive an expense allowance for policies written and claims processed while the federal government retains responsibility for underwriting losses. The WYO Program operates as part of the NFIP.

Infinity, since renamed American Platinum, was licensed to transact insurance business within the State of Florida on December 2, 2008. The Company intends for this new subsidiary to write homeowners, multi peril and inland marine coverage on homes valued in excess of $1.0 million. UPCIC offers limits and coverage on homes valued at less than $1,000,000. Additionally, the Company intends for the new subsidiary to write excess flood insurance on homes valued in excess of $250,000. On October 1, 2008, the Company signed a consent order agreeing to the terms and conditions for the issuance of a certificate of authority to Infinity. The final approval and issuance of the certificate of authority was granted on December 2, 2008 by the OIR. As of December 31, 2008, American Platinum had not yet underwritten any policies.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of December 31, 2008 are as follows:

Name	Age	Position
Bradley I. Meier	41	President, Chief Executive Officer and Director
James M. Lynch	54	Executive Vice President and Chief Financial Officer
Sean P. Downes	39	Senior Vice President, Chief Operating Officer and Director
Norman M. Meier	70	Director, Secretary
Reed J. Slogoff	40	Director
Joel M. Wilentz, M.D.	75	Director
Ozzie A. Schindler	40	Director

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

Sean P. Downes has been Senior Vice President, Chief Operating Officer and a Director of the Company since January 2005. He has served as Chief Operating Officer and a Director of UPCIC since July 2003. Mr. Downes was Chief Operating Officer of Universal Adjusting Corporation from July 1999 to July 2003. During that time Mr. Downes created the Company’s claims operation. Before joining the Company in July 1999, Mr. Downes was Vice President of Downes and Associates, a multi-line insurance adjustment corporation.

Norman M. Meier has been a Director of the Company since July 1992 and Secretary of the Company since January 1, 2008. Presently Mr. Meier serves as Executive Chairman of DermWorx Incorporated, a privately held dermatologic specialty pharmaceutical company. From February 2000 until January 2006, Mr. Meier was President and Chief Executive Officer of PharmaMatrix, Inc., a medical marketing and advertising company. From December 1986 until November 1999, Mr. Meier was President, Chief Executive Officer and a Director of Columbia Laboratories, Inc., a publicly-traded corporation in the pharmaceuticals business. From 1977 until 1986, Mr. Meier served as a consultant to Key Pharmaceuticals. From 1971 to 1977, Mr. Meier was Vice President of Sales and Marketing for Key Pharmaceuticals.

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

Ozzie A. Schindler has been a Director of the Company since January 2007. Mr. Schindler serves as Chairman of the Company’s Audit Committee. Mr. Schindler is a partner with the law firm of Greenberg Traurig and specializes in international tax, trusts and succession and planning. He has an LL.M. in Taxation from New York University School of Law and graduated with honors from the University of Florida School of Law. Mr. Schindler graduated with high honors from the University of Florida Fisher School of Accounting. He is admitted to both the Florida and New York Bars.

Norman M. Meier and Bradley I. Meier are father and son, respectively. There are no other family relationships among the Company’s executive officers and directors. Eric Meier, who is the brother of Bradley I. Meier, also works for a subsidiary of the Company.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Currently, the Company does not have a procedure by which shareholders may recommend nominees to the Company’s Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The Company has entered into indemnification agreements with its executive officers and directors pursuant to which the Company has agreed to indemnify such individuals, to the fullest extent permitted by law, for claims made against them in connection with their positions as officers, directors or agents of the Company.

Audit Committee

The Company has a separately designated Audit Committee that adopted the “Universal Insurance Holdings, Inc. Charter of the Audit Committee” on January 9, 2007. The Audit Committee has reviewed and discussed the audited financial statements set forth in “Item 8 – Financial Statements and Supplementary Data” with the Company’s management. The Audit Committee has also discussed with the independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended, as adopted by the PCAOB in Rule 3200T. The Audit Committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant's communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant's independence. Based on the aforementioned reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10-K for the last fiscal year for filing with the SEC.

      Since January 9, 2007, the Audit Committee members have been Ozzie A. Schinder, Reed J. Slogoff and Joel M. Wilentz. In order to have an Audit Committee composed entirely of independent directors, Mr. Meier voluntarily resigned from the Audit Committee on January 9, 2007. Each member of the Audit Committee has been determined by the Board of Directors to be independent under the applicable rules of the SEC and the National Association of Securities Dealers. The Company’s Board of Directors has determined that Ozzie A. Schindler is an “audit committee financial expert” as defined by Item 407(d) (5) of Regulation S-K promulgated by the SEC.

Code of Business Conduct and Ethics

     The Company adopted a Code of Business Conduct and Ethics on January 9, 2007 that is applicable to all directors, officers and employees of the Company. The code is publicly available at the Company’s headquarters in Fort Lauderdale, Florida. Upon completion of the development of the Company’s website, the code will be posted there. A copy of the Company’s Code of Business Conduct and Ethics may be obtained free of charge by written request to James M. Lynch, CFO, Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, FL 33309.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Directors, executive officers and greater than 10% shareholders (collectively, “Reporting Persons”) are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the review of copies of Forms 3, 4 and 5 provided to the Company and written representations by the Reporting Persons, the Company believes that, for the year ended December 31, 2008, all Section 16(a) filing requirements applicable to the Reporting Persons were met.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

The compensation committee of the Company’s board of directors (“Compensation Committee”) oversees and reviews the Company’s executive compensation practices. The Compensation Committee is responsible for ensuring that the compensation of the executive officers of the Company aligns with and supports the growth objectives. The Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s Chief Operating Officer may be referred to as “named executive officers” or “executive officers.”

Objectives of the Company’s Compensation Practices

The Company’s principal business objective is sound, profitable growth. Achievement of this objective requires not only writing additional insurance volume, but also continued improvements in the Company’s underwriting criteria to identify acceptable risks, development of the Company’s broker network, strengthened claims processing methodologies to improve customer service and accurately pay claims, aggressive product and geographic diversification facilitated by the internal capabilities developed by the Company, flexible but focused reinsurance strategies and prudent strategies for investment of reserves.

     In 2008 and prior years, the Company has made great strides in these areas. The Company added internal underwriting, reinsurance, claims processing and investment capabilities and engaged in extensive negotiation with independent brokers throughout its marketing area. The Company added and trained internal staff to pursue these objectives as opposed to contracting with outside service providers intended to assure that these functions serve the Company’s interests exclusively. In 2009 and for the longer term, the Company will continue to seek sound profitable growth by:

•	expanding the Company’s product offerings and product mix;
•	exploiting opportunities in states in which it has recently been licensed, South Carolina, North Carolina, Hawaii and Georgia, largely by bringing existing internal capabilities to bear;
•	further penetrating the Florida market by establishing relationships with additional independent agents in order to expand its distribution network;
•

continuing to expand processes the Company has recently internalized, including marketing strategies, agent incentive and management (in Florida and expanding to other states), policy development, risk management, claims, reinsurance analysis and investment analysis; and

•	refining the proprietary claims, premium, reinsurance and management system developed by the Company on a scalable basis so that growth and diversification costs are controlled.

The Compensation Committee believes that the Company’s compensation practices are linked to these business objectives and that the Company’s compensation practices recognize past achievements and meet three principal goals:

•	reward and retain entrepreneurial officers and other key employees who have risk, portfolio, reinsurance and general management skills and motivation desirable in the marketplace.
•

scale pay to performance by structuring the compensation of the Company’s Chief Executive Officer and Chief Operating Officer so that the opportunity to earn bonuses is tied to the net income of the Company; and

•

provide long-term incentives in the form of stock options and restricted stock awards to incentivize the Company’s executive officers and align their interests with those of the Company’s stockholders.

How the Company Determines Each Element of Compensation and Why the Company Pays Each Element

General

Several years ago, the Company entered into employment agreements with Mr. Meier with Mr. Downes which have evergreen renewal terms and annual base pay increases among their terms. The Compensation Committee has determined that the Company’s and the Company’s shareholders’ interests are best served by continuing these employment agreements without renegotiation at this time. The Compensation Committee believes that these two individuals possess unique skill sets and motivation and, jointly, have been the engine driving the Company’s growth development. The Compensation Committee believes that such employment arrangements benefit the Company and the Company’s shareholders by permitting the Company to retain these executive officers and ensure their continued focus on the Company’s progress.

Pursuant to the employment agreements, each executive receives an annual base salary that automatically increases twenty percent (20%) each year. At this time, the Compensation Committee believes that the level of increase reflects the additional management responsibilities undertaken as a result of the growth of the Company’s internal operations and geographic diversification goals. The Company’s Chief Executive Officer and the Company’s Chief Operating Officer also receive an annual performance bonus measured as a percentage of the pretax income of the Company. The Company has used this approach to motivate the Company’s executives toward producing pretax net income because the Company believes that pretax net income is not only the hallmark of sound, profitable growth looked to by investors but also the cash generated fuels the Company’s internal development and diversification efforts. As a result, the Company’s Chief Executive Officer and Chief Operating Officer are paid more if the Company’s pretax net income performance warrants it.

While the cash bonus formula for the Company’s Chief Executive Officer and Chief Operating Officer focuses exclusively on pretax net income, in maintaining this structure, the Committee takes into account the Company’s plans for internalizing and refining the risk management, reinsurance, claims processing and investment functions described above. Achievements in these internalization and refinement processes in a prior year is an indicator that a focus on pretax net income in the subsequent year is appropriate because the achievements become a platform for continued revenue and profit improvements in future years.

Comparator Companies

In 2008, the Compensation Committee used information provided by The Delves Group, a compensation consultant, to compile two distinct comparable groups to frame the Compensation Committee’s discussions on prospective executive compensation for the Company’s executive officers. The Delves Group has no other relationship with the Company and performs no other services with the Company. Accordingly, the Committee believes that The Delves Group is completely independent of the Company and its advice cannot be colored by any other revenue derived from working with the Company.

One group is a conventionally arranged comparator group; that is, 21 casualty insurance carriers engaged in the Florida market within a range of premium volume, net revenue and market capitalization that bracket the Company (the “Insurance Group”). However, no company meeting these conventional comparator characteristics matched the Company’s net income growth (measured either as one year increases or five year compound annual growth rates or “CAGR”), five year total shareholder return including reinvestment of dividends or “TSR” or other relevant measures. Because of the extent of the difference between the Company’s growth and the performance of these insurance company comparators, the Committee believed it important to review the practices at companies that reflected the growth characteristics of the Company as nearly as could be determined.

Accordingly, the Committee requested The Delves Group to search public filings for companies beyond the insurance industry with CAGR, TSR and annual revenue that bracketed the Company’s performance as well as had employment levels of no greater than 2,000 as opposed to the Company’s approximately 200 employees(the “Growth Group”). The Compensation Committee believes that the dual comparator groups approach is reasonable to accurately assess the performance and compensation of the Chief Executive Officer and the Chief Operating Officer. The Insurance Group informs the Compensation Committee about companies in direct competition with the Company. The Growth Group informs the

Compensation Committee about how the Company compared with other companies with similar performance.

The Compensation Committee does not target any particular percentile among comparator groups or member companies at which to align compensation. The Committee is confident that its exercise of discretion in choosing pretax net income as the determinant of cash bonus payments best serves the goals of the Company and, by using a variable performance measure, cash bonus compensation will vary directly with achievement. When the Compensation Committee cross-checks compensation levels against comparator groups and member companies, the focus is on a broader and more flexible orientation, which provides the ability to address the specific business conditions relevant to the Company, including:

•

Recognizing that the Chief Executive Officer and the Chief Operating Officer are the two key employees of the Company, responsible for all functions, including the processes for developing the proprietary models and processes for underwriting, claims, reinsurance and investment;

•	Recognizing that, at the present state of the Company’s development, continued growth and internalization of functions is critical and, in this regard, the Company is very entrepreneurial in nature;
•	Rewarding past and continued performance in the establishment and profitable growth of the insurance business by the Chief Executive Officer and Chief Operating Officer;
•

Recognizing the contributions of the Chief Executive Officer and Chief Operating Officer in internalizing the operations of the Company, including marketing strategies, agent incentive and management, policy development, risk management, claims, reinsurance analysis, rating engine, investment analysis and broker relations;

•	Recognizing that the continued growth of the Company is dependent on the services of the Chief Executive Officer and Chief Operating Officer; and

•	Differentiating compensation based on experience and performance levels among executives.

For the purpose of its evaluation, the Compensation Committee takes into account the differences in the types or nature of businesses of the companies in the comparator groups. Consideration is also given to the differences in size, scope, and complexity between the Company and the various members of the respective comparator groups. These are among the judgmental factors the Compensation Committee considers and are not based on a formula or tied to a comparator group.

For the surveys of the comparable groups, the Compensation Committee considered peers to be companies, using data reported in 2008 for 2007 performance that met the following criteria:

For the Insurance Group:
•	Significant casualty exposure in Florida;
•	Subject to regulation by the Florida Office of Insurance Regulation;
•	Gross premiums ranging from $743 million to $133 million bracketing the Company’s $498 million;
•	Net Revenue ranging from $704 million to $119 million as compared to the Company’s $154 million;

•	Market capitalization ranging from $1.5 billion to $36 million in relation to the Company’s $315 million.
For the Growth Group:
•	Annualized five year TSR greater than 50%;
•	Annual revenue between $1.5 billion and $100 million bracketing the Company’s $188.5 million; and
•	Employed no more than 2,000 people.
The Delves Group determined that the following companies met the criteria for the Insurance Group:
•	RLI Corp.
•	Safety Insurance Group, Inc.
•	ProAssurance Corporation
•	United America Indemnity, Ltd.
•	Tower Group, Inc.
•	PMA Capital Corporation
•	United Fire & Casualty Company
•	Donegal Group, Inc.
•	CastlePoint Holdings, Ltd.
•	Affirmative Insurance Holdings, Inc.
•	CNA Surety Corporation
•	Employers Holdings, Inc.
•	First Mercury Financial Corporation
•	National Interstate Corporation
•	Hallmark Financial Services, Inc.
•	EMC Insurance Group, Inc.
•	Gainsco, Inc.
•	Mercer Insurance Group, Inc.
•	Baldwin & Lyons, Inc.
•	Specialty Underwriters’ Alliance, Inc.
•	21st Century Holdings, Inc.

The Delves Group determined that the following companies met the criteria for the Growth Group:
•	Southwestern Energy Co.
•	Northwestern Corp.
•	Hansen Natural Corp.
•	Nutrisystem Inc.
•	Tower Group, Inc.
•	Insteel Industries
•	Hallmark Financial Services, Inc.
•	CKX Inc.
•	Dynamic Materials Corp.
•	Flotek Industries Inc.
•	Contango Oil & Gas Co.
•	Arabian American Development

•	Arena Resources Inc.

Several commonalities stood out among the Insurance Group. 19 of 21 companies use earnings (definitions of earnings varied) as a principal determinant in annual incentive compensation. The Committee believes that the Company’s focus on net income is consistent with that view. 9 of the 21 put some to significant weight on attainment of individual objectives by named officers. The Compensation Committee believes that separate individual objectives for annual incentive purposes are not necessary because the direction toward internalization and improvement of functions are clear in the Company’s business plan for achieving sound, profitable growth and that plan provides specific guidance to executive officers as to the steps in achieving its goals. 2 of the 21 companies focus primarily on underwriting results and 3 others give significant weight to underwriting results. The Compensation Committee believes that the requirements for developing the Company’s capabilities in not just underwriting but also claim processing, reinsurance, investment and dealer networks are sufficiently clear prerequisites to sound, profitable growth that separate measures would not be appropriate.

With respect to long term compensation, 20 of the 21 comparable companies in the Insurance Group award time vested options and/or restricted stock from time to time as long term incentives. This is consistent with the Company’s past practices. However, it should be noted that the Chief Executive Officer and the Chief Financial officer accepted options and restricted stock in lieu of cash compensation in some years and not as separate long term compensation awards.

The compensation consultant’s survey of the Insurance Group indicates that the compensation of the Chief Executive Officer and the Chief Operating Officer were at or above the 90th percentile for the Insurance Group. However, the performance of the Company for the same period defined the 100% percentile for the Insurance Group in 1 year net growth, 1 year net margin, 1 year shareholder return, 5 year net income CAGR, 5 year revenue CAGR and 5 year shareholder return. The Committee also noted that the Company’s net margin exceeded the net margin of each other member of the Insurance Group notwithstanding the relatively conservative reinsurance and investment practices of the Company. The Committee believes this net margin result reflects the efficiencies of the internalized processes described above.

The Growth Group represents the attempt by the Committee to review the compensation practices of companies that have sustained high levels of growth over a multi-year period. Because the companies come from diverse industries, comparisons of specific skill sets based on industry knowledge are not appropriate. However, this group does indicate how other companies that have been successful in growing their business compensate their senior executives. The compensation consultant’s survey of the Growth Group indicates that total compensation over the most recent three years was slightly below the 90th percentile for Mr. Meier and slightly above the 90th percentile for Mr. Downes. Compensation for 2008 was above the 90th percentile for both individuals. The compensation consultant’s report indicated that the Company was substantially above the 75th percentile in each important measure of growth and profitability although the Company was not the leader in any category. However, the Company’s performance was not exceeded consistently by any member of the Growth Group. More specifically, the survey indicated that:

•	the Company’s net profit margin for 2007 was exceeded only by two companies and those companies were engaged in the oil and natural gas industries,

•	the Company’s one year growth was exceeded only by one natural gas company,

•	the Company’s five year growth was exceeded only by another oil and natural gas company and a company engaged in weight management programs, and

•	the Company’s five year return to shareholders (stock price increases plus dividends) was exceeded only by electricity and natural gas company (not one of the energy companies described above) and an entertainment company engaged in the marketing of productions such as American Idol.

The Committee believes this balance of very high growth and very high returns to shareholders is the performance that the Company’s compensation arrangements should reward. In this context, the Committee believes the Company’s compensation structure and formulae reinforce the Company’s plans and goals.

Base Salary

Against these groups, the base salaries of Mr. Meier and Mr. Downes are each relatively high in comparison. However, the Compensation Committee points out that the degree of difference between the Company’s base pay practices for these two individuals and those of the officers of others in the groups is justified when the duties involved in these positions at the Company are taken into account. Mr. Meier and Mr. Downes perform a broader range of functions with fewer support staff than the named individuals in the companies in the survey. In particular, Messrs. Meier and Downes are responsible for all aspects of the internalization processes. This is consistent with the Company’s belief that Messrs. Meier and Downes are the entrepreneurial center of the Company’s growth and their individual involvement in the steps toward sound, profitable growth is essential. The Compensation Committee will continue to monitor whether the Company’s compensation structure continues to appropriately reward and incentivize the Company’s executive officers.

Elements of Compensation Provided to the Named Executive Officers

The principal components of compensation for the Company’s executive officers were:

•	base salary;

•	cash bonus compensation; and

•	long-term equity incentive compensation.

Base Salary

The Company pays a base salary to its named executive officers. As noted above, pursuant to employment agreements entered into between the Company and the named executive officers, each such executive receives an annual base salary that automatically increases twenty percent (20%) each year. The Compensation Committee from time to time reviews the base salaries the Company pays its named executive officers. In doing so, it considers a number of factors, including the individual performance of the executive.

Bonus Compensation

As noted above, the Company’s Chief Executive Officer and the Company’s Chief Operating Officer also receive an annual performance bonus equal a percentage of the pretax income of the Company. The Company has used this approach to compensate the Company’s executives because the Company believes that only successful performance by the Company’s management would increase the Company’s pretax net income. The Company’s Chief Financial Officer, pursuant to his employment agreement, is entitled to an annual performance bonus determined at the discretion of the Board of Directors of the Company; provided, however, that such bonus shall be no less than $50,000. The Compensation Committee also has the discretion to increase a bonus beyond the compensation contained in an executive’s employment agreement.

Long-Term Equity Incentive Compensation

The Compensation Committee does not use a specific formula to calculate the number of options or shares awarded to executives. The Compensation Committee does not explicitly set future award levels/opportunities on the basis of what the executives earned from prior awards. While the Compensation Committee takes past awards into account, it does not solely base future awards in view of those past awards. In determining the specific amounts to be granted to each employee, the Compensation Committee will take into account factors such as the executive’s position, his or her contribution to the Company’s performance, and the overall package of cash and equity compensation for the executive.

Perquisites and Fringe Benefits
The Company’s executive officers receive health and welfare benefits, such as group medical, group life and long-term disability coverage.  The Company provides an automobile allowance of $7,500 per annum to each of Mr. Meier and Mr. Downes. The Company believes that its executives should be able to provide for their retirement needs from the total annual compensation they earn based on the Company’s performance. Accordingly, other than an employer matching contribution to the accounts of the named officers under the Company’s qualified defined contribution plan, which is the same matching contribution rate that the Company provides all of its eligible full time employees, the Company does not offer its executives any qualified or nonqualified pension plans, supplemental executive retirement plans, deferred compensation plans or other forms of compensation for retirement.

Employment Agreements
             The Company entered into employment agreements with its three executive officers: Bradley I. Meier, the Company’s Chief Executive Officer; Sean P. Downes, the Company’s Chief Operating Officer; and James M. Lynch, the Company’s Chief Financial Officer. These agreements and potential post employment payments are described in “Employment Agreements and Potential Payments Upon Termination of Employment” below.

Tax Considerations

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, the federal income tax deductibility of compensation paid to Mr. Meier and Mr. Downes may be limited to the extent that it exceeds $1.0 million in any one year. The Company can deduct compensation in excess of that amount if it qualifies as “performance-based compensation” under Section 162(m). For the performance bonuses of Messrs. Meier and Downes to qualify as “performance-based compensation,” the performance-based formulas used to determine them must be approved by the Company’s shareholders. The performance based formulas under the Company’s annual bonus plan for Messrs. Meier and Downes were approved by the shareholders of the Company in May 2007 thereby permitting the Company to receive a federal income tax deduction for the payment of this performance based compensation. In 2008, Mr. Meier received $164,424 in compensation under his employment agreement (described below) that was in excess of the limitation on federal income tax deductibility and was not performance based compensation. Therefore, this amount cannot be deducted by the Company for federal income tax purposes on its 2008 return. The Compensation Committee believes the amount to have been appropriate compensation for Mr. Meier’s services.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee

Reed J. Slogoff	Joel M.Wilentz, M.D.

Summary Compensation Table

The following table sets forth the compensation paid to or earned by the Company’s President and Chief Executive Officer and the Company’s two other most highly compensated executive officers (collectively, the “Named Executive Officers”) during each of the Company’s last two fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bradley I. Meier	2008	$1,164,424	-	-	$1,454,526	$2,783,377	-	$44,052	$5,446,379
Chief Executive Officer,	2007	$977,228	-	-	$969,924	$3,835,271	-	$42,191	$5,824,614
President, and Director	2006	$830,324	-	-	-	$1,075,310	-	$36,989	$1,942,623

James M. Lynch	2008	$414,154	$127,692	-	$118,566	-	-	$38,107	$698,519
Executive Vice President	2007	$349,385	$100,000	-	$88,415	-	-	$38,071	$575,871
and Chief Financial Officer	2006	$251,250	$90,000	$42,582	-	-	-	$32,223	$416,055

Sean P. Downes	2008	$820,800	-	-	$1,739,671	$2,125,033	-	$69,312	$4,754,816
Senior Vice President,	2007	$691,500	-	-	$1,436,421	$2,913,953	-	$69,045	$5,110,919
Chief Operating Officer	2006	$537,678	-	$418,462	-	$843,982	-	$65,217	$1,865,339
and Director

(1)	Stock Awards of $141,500 for Mr. Lynch were erroneously reported in the 2007 Form 10-KSB.
(2)

The following Option Awards were erroneously recorded in the 2007 Form 10-KSB: $1,920,800 for Mr. Meier, $145,134 for Mr. Lynch and $2,454,445 for Mr. Downes. The correct amounts for 2007 are shown in the above table.

Salary

Salary includes wages, paid time off such as vacation, and company holidays.

Bonus

Per the Lynch Employment Agreement, Mr. Lynch is entitled to an annual performance bonus determined at the discretion of the Board of Directors of the Company; provided, however, that such bonus shall be no less than $50,000.

Stock Awards

Stock awards in 2006 include stock issued to Messrs. Lynch and Downes for accrued vacation wages and bonuses in lieu of cash.

Option Awards

Option awards are calculated in accordance with the provisions of SFAS 123 R.

Non-Equity Incentive Plan Compensation

Per the Meier agreement, Mr. Meier is entitled to an annual performance bonus equal to three percent (3%) of the pre-tax income of the Company up to $5 million and four percent (4%) of the pre-tax income of the Company in excess of $5 million. Per the Downes agreement, Mr. Downes is entitled to an annual performance bonus equal to three percent (3%) of the pre-tax profits of the Company.

All Other Compensation

All other compensation for the year ended December 31, 2008 consisted of the following:

		Insurance Premiums
		Medical/Dental	Life/Disability	Long-Term Care	Simple IRA Match	Auto Allowance
Name	Year	(1)	(2)	(3)	(4)	(5)	Total
Bradley I. Meier	2008	$5,608	$1,149	$29,795		$7,500	$44,052
	2007	$4,372	$1,149	$29,795		$6,875	$42,191
	2006	$4,504	$1,149	$23,836		$7,500	$36,989

James M. Lynch	2008	$9,533	$6,417	$7,158	$9,000	$6,000	$38,108
	2007	$9,496	$6,417	$7,158	$9,000	$6,000	$38,071
	2006	$9,255	$5,010	$7,158	$7,050	$3,750	$32,223

Sean P. Downes	2008	$9,533	$9,005	$32,775	$10,500	$7,500	$69,313
	2007	$9,496	$8,774	$32,775	$10,500	$7,500	$69,045
	2006	$9,255	$8,667	$29,795	$10,000	$7,500	$65,217

(1)	The Company pays medical / dental insurance premiums for the named executive officers for coverage not provided to all employees.
(2)	The Company pays life insurance premiums for the named executive officers for coverage not provided to all employees.
(3)	The Company provides long-term care insurance premiums for the named executive officers for coverage not provided to all employees.
(4)

The Company matches employee contributions to the Simple IRA accounts of Messrs. Lynch and Downes subject to limitations of the Simple IRA Plan. Mr. Meier does not participate in the Simple IRA Plan and, therefore, does not receive a matching contribution from the Company.

(5)	The Company provides an automobile expense allowance to the named executive officers.

Grants of Plan Based Awards

The table below sets forth the information concerning each grant of an award made by the Company to a named executive officer in the Company’s fiscal year ended December 31, 2008 under any plan, including awards that subsequently have been transferred.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards

Bradley I. Meier	5/16/2008								250,000	$3.90	$438,575
	12/5/2008								500,000	$2.31	$370,700
James M. Lynch	5/16/2008								50,000	$3.90	$98,640
Sean P. Downes	5/16/2008								600,000	$3.90	$1,052,580
	12/5/2008								200,000	$2.31	$148,280
	12/5/2008							300,000		$2.31	$693,000

Effective December 5, 2008, the Company issued 300,000 share of restricted common stock at a price of $2.31 per share to Sean Downes, Senior Vice President, Chief Operating Officer and Director, in consideration for services rendered pursuant to terms of an employment agreement and to provide to Mr. Downes with a continued incentive to share in the success of the Company. The stock will vest over a two-year period as follows: 150,000 shares each on the first and second anniversary dates of the effective date of the award.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the Company’s named executive officers concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Bradley I. Meier	1,500,000	1,500,000		$1.06	1/15/10
	250,000	250,000		$1.06	1/15/10
	150,000			$1.10	1/26/10
	20,000			$0.70	12/12/10
	325,000			$0.70	12/12/10
	150,000			$0.60	12/21/11
	700,000			$6.50	7/12/12
	250,000	250,000		$3.90	5/16/13
	500,000	400,000		$2.31	12/5/13

James M. Lynch	35,000			$6.50	7/12/12
	50,000	50,000		$3.90	5/16/13

Sean P. Downes	700,000			$6.50	7/12/12
						300,000	$729,000
	600,000	600,000		$3.90	5/16/13
	200,000	160,000		$2.31	12/5/13
(1)	Expires on earlier of the option expiration date or a Change in Control of the company, as defined in the option agreements .

Options Exercised and Stock Vested

The following table sets forth certain information with respect to the Company’s named executive officers concerning options exercised and stock vested during the calendar year 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Bradley I. Meier	1,250,000	$5,432,500	-	-
James M. Lynch	165,000	$904,350	-	-
Sean P. Downes	465,000	$1,667,850	-	-

Pension Benefits

The Company does not provide any of its employees with pension benefits.

The Company does, however, make matching contributions to all employees, including the named executive officers, except for Mr. Meier. The Company made matching contributions in cash of 100% of the employees’ elective deferral contributions up to 3.0% of the employees’ pay for those employees who contributed to the Company’s Simple IRA plan in 2008, subject to limitations of the plan.

Effective January 1, 2009 the Company instituted a Section 401(k) plan. The Company intends to make a matching contribution in cash of 100% of the employees’ elective deferral contributions up to 5.0% of the employees’ pay for those employees who contribute to the plan, subject to limitations of the plan.

Nonqualified Deferred Compensation

The Company does not provide any of the Company’s employees with any nonqualified deferred compensation plans.

Employment Agreements and Potential Payments Upon Termination Of Employment

The following summaries describe the employment agreements between the Company and three executive officers and set forth potential payments payable to the Company’s named executive officers upon termination of employment or a change in control under their current employment agreements.

Meier Employment Agreement

The Company’s employment agreement with Mr. Meier is dated as of August 11, 1999. The Company and Mr. Meier have amended the employment agreement, with the most recent amendment dated December 5, 2008 (the employment agreement and the amendments are collectively referred to as the “Meier Employment Agreement”). Under the terms of the Meier Employment Agreement, Mr. Meier will serve as the Company’s President and Chief Executive Officer. Mr. Meier received a base salary of $1,164,424 in 2008, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Meier Employment Agreement, Mr. Meier is entitled to an annual performance bonus equal to three percent (3%) of the pretax income of the Company up to $5 million, and four percent (4%) of the pretax income of the Company in excess of $5 million. The bonuses under the Meier Employment Agreement were contingent upon the Company’s shareholders approving such bonus formula, which they have done.

Mr. Meier is also eligible to receive health and welfare benefits, such as group medical, group life and long-term disability coverage. The Meier Employment Agreement contains noncompete and nondisclosure provisions.

In the event that the Company terminates the Meier Employment Agreement, the Company shall pay Mr. Meier 24 months total compensation. In addition, in the event of a change in control of the Company, the Company shall pay Mr. Meier an amount equal to 48 months base salary, plus two times any bonus paid for the preceding fiscal year. Further, in the event of a change in control, all options held by Mr. Meier vest and become immediately exercisable. For the purposes of the Meier Employment Agreement, a change in control shall be deemed to have occurred if, at any time, substantially all the assets of the Company shall have been sold or transferred by sale, merger or otherwise, or if any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the then-existing outstanding securities of the Company.

If Mr. Meier dies during the term of his employment, the Company shall pay to his estate compensation which would otherwise be payable to Mr. Meier for the shorter of (i) three (3) years from the date of his death, or (ii) through to the termination date of his employment agreement. If Mr. Meier becomes disabled during the term of his employment for a consecutive period of three hundred sixty five (365) days, the Company may terminate the officership held. In the event of such termination, Mr. Meier shall remain an employee of the Company and receive seventy (70%) percent of his compensation and all of his fringe benefits.

The Meier Employment Agreement expires on December 31, 2010; however, the agreement is automatically extended each year thereafter unless the Company or Mr. Meier provides written notice that the agreement is being terminated 60 days in advance of the anniversary date of the Meier Employment Agreement.

Downes Employment Agreement

The Company’s employment agreement with Mr. Downes is dated as of January 1, 2005 and provides that Mr. Downes will serve as Chief Operating Officer and Senior Vice President of the Company. The Company and Mr. Downes have amended the employment agreement, with the most recent amendment dated December 5, 2008 (the employment agreement and the amendments are collectively referred to as the “Downes Employment Agreement”). Mr. Downes received a base salary of $820,800 in 2008, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Downes Employment Agreement, Mr. Downes is entitled to an annual performance bonus equal to three percent (3%) of the pre-tax profits of the Company; provided, however, that any such bonus is contingent upon the Company’s shareholders approving such bonus formula, which they have done. Under the Downes Employment Agreement, the Company may grant Mr. Downes options or warrants to purchase the Company’s Common Stock.

Mr. Downes is also eligible to receive health and welfare benefits, such as group medical, group life and long-term disability coverage. The Downes Employment Agreement contains noncompete and nondisclosure provisions.

In the event of a change in control of the Company, the Company shall pay Mr. Downes an amount equal to 12 months base salary, plus the annual bonus paid for the preceding fiscal year. Also, effective January 1, 2009, if a change in control occurs, the Company shall pay Mr. Downes an amount equal to 2.99 times Mr. Downes’s “base amount,” as defined in Section 280G(b)(3) of the Internal Revenue Code. Further, in the event of a change in control, all options held by Mr. Downes vest and become immediately exercisable. For the purposes of the Downes Employment Agreement, a change in control shall be deemed to have occurred if, at any time, substantially all the assets of the Company shall have been sold or transferred by sale, merger or otherwise, or if any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the then-existing outstanding securities of the Company.

If Mr. Downes dies during the term of his employment, the Company shall pay to his estate compensation which would otherwise be payable to Mr. Downes for the shorter of (i) one (1) years from the date of his death, or (ii) through the termination date of his employment agreement. If Mr. Downes becomes disabled during the term of his employment for a consecutive period of ninety (90) days, the Company may terminate the officership held. In the event of such termination, Mr. Downes shall remain an employee of the Company and receive fifty (50%) percent of his compensation and all of his fringe benefits for a period ending on the next December 31st or two hundred seventy (270) days, whichever is longer.

The Downes Employment Agreement expires on December 31, 2010 unless extended in writing by the Company.

Lynch Employment Agreement

On October 11, 2006, the Company entered into an employment agreement (the “Lynch Employment Agreement”) with Mr. Lynch, who has served as the Company’s Executive Vice President and Chief Financial Officer since August 1998. Under the terms of the Lynch Employment Agreement, Mr. Lynch will continue to serve in such capacity. Mr. Lynch received a base salary of $414,154 in 2008, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Lynch Employment Agreement, Mr. Lynch is entitled to an annual performance bonus determined at the discretion of the Board of Directors of the Company; provided, however, that such bonus shall be no less than $50,000.

Mr. Lynch is also eligible to receive health and welfare benefits, such as group medical, group life and long-term disability coverage. The Lynch Employment Agreement contains noncompete and nondisclosure provisions.

If the Company terminates Mr. Lynch’s employment without cause or Mr. Lynch terminates his employment for good reason, then the Company shall (1) pay Mr. Lynch unpaid base salary accrued up to the effective date of termination; (2) pay Mr. Lynch a prorated portion of Mr. Lynch’s annualized bonus; (3) pay Mr. Lynch a lump sum payment equal to Mr. Lynch’s current base salary for period of twelve (12) months; and (4) pay on Mr. Lynch’s behalf Mr. Lynch’s COBRA premiums for a period of twelve (12) months.

For the purposes of the Lynch Employment Agreement “cause” means (i) Mr. Lynch’s abuse of alcohol or any controlled substance; (ii) Mr. Lynch’s willful act of fraud, dishonesty or breach of fiduciary duty with respect to the business or affairs of the Company; (iii) Mr. Lynch’s knowing and material failure to comply with material applicable laws and regulations or professional standards relating to the business of the Company; (iv) Mr. Lynch’s documented and continuing grossly unsatisfactory performance of his duties (as documented in at least one performance improvement plan to Mr. Lynch) or a material breach by Mr. Lynch of the Lynch Employment Agreement except, in each case, where such failure or breach is caused by the illness or other similar incapacity or disability of Mr. Lynch; (v) Mr. Lynch being subject to an inquiry or investigation by a governmental authority or self-regulatory organization such that the existence of such inquiry or investigation may result in damage to the Company’s business interests, licenses, reputation or prospects; or (vi) Mr. Lynch’s conviction of a misdemeanor involving moral turpitude or any felony.

For the purposes of the Lynch Employment Agreement “good reason” shall mean and include any of the following without Mr. Lynch’s prior written consent: (i) assignment to Mr. Lynch of duties materially inconsistent with Mr. Lynch’s position under the Lynch Employment Agreement; (ii) failure to pay Mr. Lynch’s base salary or bonus; (iii) requiring Mr. Lynch to move his sites of employment more than fifty (50) miles from his sites of employment prior to such move; or (iv) the Company’s material breach of the Lynch

Employment Agreement.

In addition, if within one year following a change in control of the Company Mr. Lynch’s employment is terminated (i) by the Company or a succeeding entity without cause or (ii) by Mr. Lynch for good reason, then the Company shall (1) pay Mr. Lynch unpaid base salary accrued up to the effective date of termination; (2) pay Mr. Lynch a prorated portion of Mr. Lynch’s annualized bonus; (3) pay Mr. Lynch a lump sum payment equal to the greater of Mr. Lynch’s current base salary (x) through December 31, 2009 or (y) for period of twelve (12) months; and (4) pay on Mr. Lynch’s behalf Mr. Lynch’s COBRA premiums for a period not to exceed eighteen (18) months. For the purposes of the Lynch Employment Agreement, a change in control shall be deemed to have occurred if, (i) there shall be consummated (A) any consolidation or merger in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s common stock would be converted into cash, securities or other property, other than a consolidation or a merger having the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions other than in the ordinary course of business of the Company) of all, or substantially all, of the assets of the Company to any corporation, person or other entity which is not a direct or indirect wholly-owned subsidiary of the Company, or (ii) any person, group, corporation or other entity shall acquire beneficial ownership (as determined pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and rules and regulations promulgated hereunder) of 50% or more of the Company's outstanding common stock. In all cases pursuant to the Lynch Employment Agreement, the determination of whether a change of control has occurred shall be made in accordance with Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations, notices and other guidance of general applicability issued there under.

If Mr. Lynch dies of natural causes during the term of his employment, the Company shall pay to his estate (1) Mr. Lynch’s unpaid base salary accrued up to the effective date of termination; and (2) a prorated portion of Mr. Lynch’s annualized bonus. If Mr. Lynch becomes disabled during the term of his employment for (i) a period of three (3) consecutive months, or (ii) for shorter periods aggregating ninety (90) calendar days during any twelve-month period, the Company may at any time after the last day of the three (3) consecutive months of disability or the day on which the shorter periods of disability equal an aggregate of ninety days, suspend the term of Mr. Lynch’s employment and discontinue payments of his base salary for the duration of the disability. Mr. Lynch shall be entitled to the full compensation payable to him hereunder for shorter periods of disability shorter than the periods specified above.

The Lynch Employment Agreement expires on December 31, 2009.

The following table presents the potential post employment payments and payments the Company’s named executive officers would be entitled under their employment agreements and assumes that the triggering event took place on December 31, 2008.

Name	Benefit	Before Change in Control without cause or for Good Reason		After Change in Control without cause or for Good Reason		Death		Disability

Bradley I. Meier	Base Salary	$ 2,328,848		$ 4,657,696		$ 3,074,079		$ 2,151,856

	Bonus	$ 5,566,754		$ 5,566,754		$ 5,566,754	(1)	$ 3,896,728	(1)

	Equity Comp.	$ 529,451		$ 529,451		$ 529,451		$ 529,451

	Other Post Employment
	Obligations	$ 88,104	(2)	$ -		$ 15,000	(3)	$ 88,104	(2)

James M. Lynch	Base Salary	$ 432,000		$ 432,000		$ -		$ -

	Bonus	$ 127,692		$ 127,692		$ 127,692		$ -

	Equity Comp.	$ 36,793		$ 36,793		$ 36,793		$ 36,793

	Other Post Employment
	Obligations	$ 9,533	(4)	$ 14,300	(4)	$ -		$ -

Sean P. Downes	Base Salary	$ 2,166,912		$ 820,800		$ 984,960		$ 492,480

	Bonus	$ 2,125,033	(1)	$ 2,125,033		$ 2,125,033	(1)	$ 1,062,517	(1)

	Equity Comp.	$ 507,085		$ 507,085		$ 507,085		$ 507,085

	Other Post Employment
	Obligations	$ 138,626	(2)	$ -		$ 69,313	(2)	$ 69,313	(2)

(1)	Estimate based upon 2008 pre-tax profits of the Company.
(2)	Estimate based upon the 2008 cost of fringe benefits.
(3)	Based upon the 2008 auto allowance.
(4)	Estimate based upon the 2008 cost of COBRA benefits.

COMPENSATION OF DIRECTORS

The Company pays an annual director’s fee equal to $80,000, paid monthly, to each director of the Company except Mr. Bradley Meier and Mr. Sean Downes. The Company also reimburses all directors for costs and expenses for attending these meetings. The Company has entered into indemnification agreements with its executive officers and directors pursuant to which the Company has agreed to indemnify such individuals, to the fullest extent permitted by law, for claims made against them in connection with their positions as officers, directors or agents of the Company. Directors are also entitled to receive discretionary grants of non-qualified stock options under the Incentive Plan.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to the Company’s non-employee directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash($)	Stock Awards($)	Option Awards($) (2)	Change in Pension Value and Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Joel M. Wilentz	$80,000	0	$118,566	0	0	$198,566
Norman M. Meier (1)	$80,000	0	$118.566	0	0	$198,566
Reed J. Slogoff	$80,000	0	$118,566	0	0	$198,566
Ozzie A. Schindler	$80,000	0	$118,566	0	0	$198,566

(1)

Effective January 1, 2008, the Company’s Compensation Committee authorized the employment of Norman Meier as Secretary of the Company at an annual salary of $20,000 and for such salary to be deducted from any compensation Mr. Meier is otherwise entitled to receive as a director of the Company.

(2)	Each director received in 2008 a grant of 50,000 stock options that become fully vested on May 16, 2009 and expire on May 16, 2013.

In addition, the Company periodically reimburses the members of the Board of Directors for reasonable expenses incurred in attending meetings of the Board of Directors.

Item 12.     Security Ownership Of Certain Beneficial Owners And Management AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 1, 2009 relating to the beneficial ownership of the Company’s Series M Preferred Stock, Series A Preferred Stock and Common Stock by (i) all persons that we know beneficially own more than 5% of our outstanding common stock, (ii) each of our named executive officers and directors, and (iii) all of our executive officers and directors as a group. Knowledge of the beneficial ownership of our common stock is drawn from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, as amended. Except as otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder.

SERIES M PREFERRED STOCK OWNED BY DIRECTORS AND MANAGEMENT

As of March 1, 2009, directors and named executive officers, individually and as a group, beneficially owned Series M Preferred Stock as follows:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Bradley I. Meier*(2)	48,890	55.1%
Norman M. Meier* (3)	53,000	59.8%
Officers and directors as a group
(2 persons) (4)	86,890	98.0%
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
(2)

Consists of (i) 33,890 shares of Series M Preferred Stock and (ii) 15,000 shares of Series M Preferred Stock beneficially owned by Belmer Partners, a dissolved Florida General Partnership (“Belmer”), of which Mr. Meier was a general partner. (See Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information, ” and the section entitled “Series M Preferred Stock Held By Others” for a discussion of Belmer.) Excludes all shares of Series M Preferred Stock owned by Norman M. Meier and Phylis R. Meier, Mr. Meier’s father and mother, respectively, as to which Mr. Meier disclaims beneficial ownership.

(3)

Consists of (i) 38,000 shares of Series M Preferred Stock and (ii) 15,000 shares of Series M Preferred Stock beneficially owned by Belmer, of which Mr. Meier was a general partner. Excludes all shares of Series M Preferred Stock owned by Bradley I. Meier and Phylis R. Meier, Mr. Meier’s son and former spouse, respectively, as to which Mr. Meier disclaims beneficial ownership.

(4)	See footnotes (1) – (3) above.

SERIES M PREFERRED STOCK HELD BY CERTAIN BENEFICIAL OWNERS

As of March 1, 2009, the following table sets forth information regarding the number and percentage of Series M Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company’s outstanding Series M Preferred Stock:

Name and Address (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Phylis R. Meier (2) Universal Insurance Holdings, Inc. 1110 West Commercial Boulevard Fort Lauderdale, Florida 33309	16,800	18.9%

Belmer Partners (3) c/o Phylis R. Meier Managing General Partner Universal Insurance Holdings, Inc. 1110 West Commercial Boulevard Fort Lauderdale, Florida 33309	15,000	16.9%

(1)	Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Series M Preferred Stock specified opposite her or its name.
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

SERIES A PREFERRED STOCK OWNED BY DIRECTORS AND MANAGEMENT

As of March 1, 2009, directors and named executive officers, individually and as a group, beneficially owned Series A Preferred Stock as follows:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Norman M. Meier* (2)	39,975	80%
Officers and directors as a group (1 person) (3)	39,975	80%

*	Director and Secretary

(1)

Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Series A Preferred Stock of the Company specified opposite his name. Unless otherwise indicated, the mailing address of each shareholder is c/o Universal Insurance Holdings, Inc., 1110 W. Commercial Blvd., Suite 100, Fort Lauderdale, FL 33309.

(2)

Consists of (i) 9,975 shares of Series A Preferred Stock and (ii) 30,000 shares of Series A Preferred Stock beneficially owned by Belmer, of which Mr. Meier was a general partner. Excludes all shares of Series A Preferred Stock owned by Phylis R. Meier, Mr. Meier’s former spouse, as to which Mr. Meier disclaims beneficial ownership.

(3)	See footnotes (1) – (2) above.

SERIES A PREFERRED STOCK HELD BY CERTAIN BENEFICIAL OWNERS

As of March 1, 2009, the following table sets forth information regarding the number and percentage of Series A Preferred Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company’s outstanding Series A Preferred Stock:

Name and Address (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Phylis R. Meier (2) Universal Insurance Holdings, Inc. 1110 West Commercial Boulevard Fort Lauderdale, Florida 33309	39,975	80.0%

Belmer Partners (3) c/o Phylis R. Meier Managing General Partner Universal Insurance Holdings, Inc. 1110 West Commercial Boulevard Fort Lauderdale, Florida 33309	30,000	60.1%

(1)	Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Series A Preferred Stock specified opposite her or its name.
(2)

Consists of (i) 9,975 shares of Series A Preferred Stock and (ii) 30,000 shares of Series A Preferred Stock beneficially owned by Belmer, of which Ms. Meier was the managing general partner. Excludes all shares of Series A Preferred Stock owned by Norman M. Meier, Ms. Meier’s former spouse, as to which Ms. Meier disclaims beneficial ownership.

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

COMMON STOCK OWNED BY CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

As of March 1, 2009, directors and Named Executive Officers, individually and as a group, beneficially owned Common Stock as follows:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Bradley I. Meier (3)	20,523,852	53.4%
Sean P. Downes (4)	4,537,490	11.8%
Norman M. Meier (5)	449,938	1.2%
Reed J. Slogoff (6)	300,943	0.8%
Joel M. Wilentz (7)	348,789	0.9%
James M. Lynch (8)	282,925	0.7%
Ozzie A. Schindler (9)	120,000	0.3%
Officers and directors as a group (7 people) (10)	26,563,937	69.1%

(1)

Unless otherwise indicated, the Company believes that each person has sole voting and investment rights with respect to the shares of Common Stock of the Company specified opposite his name. Unless otherwise indicated, the mailing address of each shareholder is c/o Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309.

(2)

A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options or conversion of Series A Preferred Stock, Series M Preferred Stock or convertible debt. Except as otherwise specified, each beneficial owner’s percentage ownership is determined by assuming that warrants, stock options, Series A Preferred Stock, Series M Preferred Stock and convertible debt that is held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date hereof, have been exercised or converted.

(3)

Includes (i) options to purchase an aggregate of 3,845,000 shares of Common Stock; (ii) 169,450 shares of Common Stock issuable upon conversion of Series M Preferred Stock; (iii) an aggregate of 150,000 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock beneficially owned by Belmer, of which Mr. Meier was a general partner; and (iv) the following shares of Common Stock which are subject to proxies granting voting power to Mr. Meier: (A)

264,219 shares owned by Phylis Meier, Mr. Meier’s mother, (B) 872,188 shares owned by Norman Meier, Mr. Meier’s father; (C) an additional 81,868 shares over which Mr. Meier has voting power; and (D) options to purchase an aggregate of 40,000 shares of Common Stock owned by Norman Meier, Mr. Meier’s father, which are subject to a proxy granting voting power to Mr. Meier.

(4)	Includes options to purchase an aggregate of 1,500,000 shares of Common Stock.
(5)

Includes (i) options to purchase an aggregate of 85,000 shares of Common Stock; (ii) 214,938 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock, and (iii) an aggregate of 150,000 shares of Common Stock issuable upon conversion of Series A and Series M Preferred Stock beneficially owned by Belmer, of which Norman Meier was a general partner. Excludes (i) all securities owned by Bradley I. Meier or Phylis Meier, Norman Meier’s son and former spouse, respectively, as to which Norman Meier disclaims beneficial ownership, and (ii) all securities owned by Norman Meier for which Norman Meier has granted voting power to his son, Bradley Meier.

(6)	Includes options to purchase an aggregate of 115,000 shares of Common Stock, of which 50,000 are held in a custodial account for Mr. Slogoff’s minor son.
(7)	Includes options to purchase an aggregate of 125,000 shares of Common Stock.

(8)	Includes options to purchase an aggregate of 85,000 shares of Common Stock.

(9)	Consists of an option to purchase 120,000 shares of Common Stock.

(10)	See footnotes (1) – (9) above.

COMMON STOCK HELD BY OTHERS

As of February 20, 2009, there are no persons, other than those persons listed immediately above, who are known by the Company who beneficially own or exercise voting or dispositive control over 5% or more of the Company’s outstanding Common Stock.

Item 13.     Certain Relationships And Related Transactions, and DIRECtor independence

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, COO and Senior Vice President of the Company. During 2008 and 2007, the Company paid claims adjusting fees of $410,000 and $675,237, respectively, to Downes and Associates.

Transactions between the Company and its affiliates are on terms no less favorable to the Company than can be obtained from third parties on an arms’ length basis. Transactions between the Company and any of its executive officers or directors require the approval of a majority of disinterested directors.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees paid to Blackman Kallick, LLP for the fiscal years ended December 31, 2008 and December 31, 2007 were $516,000 and $369,000, respectively.

Audit Related Fees

There were no audit related fees paid to Blackman Kallick, LLP for the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

Tax Fees

Tax fees paid to Blackman Kallick, LLP for the fiscal years ended December 31, 2008 and December 31, 2007 were $42,000 and $37,000, respectively.

All Other Fees

All other fees for products and services provided by the Company’s principal accountant for the fiscal years ended December 31, 2008 and December 31, 2007 were $0.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor

All audit related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Blackman Kallick, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item     15.     Exhibits and financial statement schedules

(1)     Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Certified Public Accounting Firm thereon filed with this report:

Report of Independent Registered Certified Public Accounting Firm (Blackman Kallick, LLP).

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

(2)     Financial Statement Schedules

         The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

Page
Schedules required to be filed under the provisions of Regulation S-X Article 7:
Schedule II	Condensed Financial Information of Registrant	S-1
Schedule V	Valuation Allowances and Qualifying Accounts	S-3
Schedule VI	Supplementary Information Concerning Consolidated Property- Casualty Insurance Operations	S-4
Report of Independent Registered Certified Public Accounting Firm		S-5

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(3)     EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (1)
3.2	Registrant’s Bylaws (1)
3.3	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (4)

3.4	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (2)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (4)
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (4)
3.7	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (4)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Warrant Certificate (1)
4.3	Form of Warrant Agency Agreement (1)
4.4	Form of Underwriter Warrant (1)
4.5	Affiliate Warrant (1)
4.6

Form of Warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share issued to Steven Guarino dated as of April 24, 1997. (Substantially similar in form to two additional warrants to purchase 100,000 shares of Common Stock issued to Mr. Guarino dated as of April 24, 1997, with exercise prices of $2.75 and $3.50 per share, respectively) (2)

10.1	Registrant’s 1992 Stock Option Plan (1)*
10.2	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)
10.5	Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997 (2)
10.6	Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier (2)*
10.7	Employment Agreement, dated October 11, 2006, between James M. Lynch and Universal Insurance Holdings, Inc. (8)*

10.8	Employment Agreement, dated as of January 1, 2005, between Sean Downes and Universal Insurance Holdings, Inc. (9)*
10.9	Amendment to Employment Agreement of Bradley I. Meier, dated March 21, 2007 (10)*

10.10	Amendment to Employment Agreement of Sean P. Downes, dated March 21, 2007 (10)*

10.11	Addendum No. 8 to the Employment Agreement by and between the Company and Bradley I. Meier, dated July 12, 2007 (11)*

10.12	Addendum No. 2 to the Employment Agreement by and between the Company and Sean P. Downes, dated July 12, 2007 (11)*

10.13	Addendum No. 1 to the Employment Agreement by and between the Company and James M. Lynch, dated July 12, 2007 (11)*

10.14	Addendum No. 9 to Meier Employment Agreement, dated December 5, 2008 (12)*

10.15	Addendum No. 3 to Downes Employment Agreement, dated December 5, 2008 (12)*

11.1	Statement Regarding Computation of Per Share Income (9)
14.1	Code of Business Conduct and Ethics (7)
16.1	Letter on change in certifying accountants from Millward & Co. CPA’s dated February 12, 1999, and as amended February 26, 1999 (3)
16.2	Letter on change in certifying accountants from Deloitte & Touche LLP dated October 7, 2002(5)
16.3	Letter on change in certifying accountants from Deloitte & Touche LLP dated March 27, 2003(6)

21	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Exhibit Numbers 10.1 and 10.6-10.15 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 13, 1997, as amended
(3)

Incorporated by reference to the Registrant’s Current Report on Form 8-K and Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 1999 and February 26, 1999, respectively

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 9, 2003
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2002
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2003
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2007.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on August 24, 2007
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 17, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2007.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: March 13, 2009	By:	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

	By:	/s/ James M. Lynch
James M. Lynch, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley I. Meier Bradley I. Meier	President, Chief Executive Officer and Director	March 13, 2009

/s/ Sean P. Downes Sean P. Downes	Senior Vice President, Chief Operating Officer and Director	March 13, 2009

/s/ James M. Lynch James M. Lynch	Executive Vice President and Chief Financial Officer	March 13, 2009

/s/ Norman M. Meier Norman M. Meier	Director	March 13, 2009

/s/ Ozzie A. Schindler Ozzie A. Schindler	Director	March 13, 2009

/s/ Reed J. Slogoff Reed J. Slogoff	Director	March 13, 2009

/s/ Joel M. Wilentz Joel M. Wilentz	Director	March 13, 2009

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Universal Insurance Holdings, Inc. had no long term obligations, guarantees or material contingencies as of December 31, 2008 and 2007. The following summarizes the major categories of the parent company’s financial statements:

CONDENSED BALANCE SHEETS

	December 31,
ASSETS	2008	2007

Cash and cash equivalents	$ 2,188,636	$ 1,132,697
Investments in subsidiaries and undistributed earnings	89,353,219	67,727,698
Other receivables	2,482,923	245,740
Property and equipment, net	37,558	53,655
Deferred income taxes	14,113,463	14,202,955
Other assets	126,517	-
Total assets	$ 108,302,316	$ 83,362,745

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 210,147	$ 135,068
Dividends payable	-	3,241,145
Other accrued expenses	6,538,514	7,411,347
Total liabilities	6,748,661	10,787,560

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,387	1,387
Authorized shares - 1,000,000
Issued shares - 138,640
Outstanding shares - 138,640
Minimum liquidation preference - $1,419,700
Common stock, $.01 par value	401,578	393,072
Authorized shares - 55,000,000
Issued shares - 40,158,019 and 39,307,103
Outstanding shares - 37,242,172 and 36,012,729
Treasury shares, at cost - 1,709,847 and 394,374 shares	(7,381,768)	(974,746)
Common stock held in trust, at cost - 906,000 and 2,900,000
shares	(733,860)	(2,349,000)
Additional paid-in capital	33,587,414	24,779,797
Accumulated other comprehensive income, net of tax	24,834	-
Retained earnings	75,654,070	50,724,675
Total stockholders' equity	101,553,655	72,575,185
Total liabilities and stockholders' equity	$ 108,302,316	$ 83,362,745

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
REVENUES
Investment income	$ 108,295	$ 805,108	$ 663,215
Commission revenue	74	3,792	0

Total revenues	108,369	808,900	663,215

EXPENSES
General and administrative expenses	22,652,177	18,619,957	1,590,331

Total expenses	22,652,177	18,619,957	1,590,331

LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(22,543,808)	(17,811,057)	(927,116)

Benefit from income taxes	(8,696,274)	(6,870,615)	(357,635)

LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(13,847,534)	(10,940,442)	(569,481)

Equity in net earnings of subsidiaries	53,884,857	64,942,730	17,756,341

CONSOLIDATED NET INCOME	$ 40,037,323	$ 54,002,288	$ 17,186,860

Comprehensive Income:
Net income	$ 40,037,323	$ 54,002,288	$ 17,186,860
Net unrealized gains on investments, net of tax	24,834	-	-

Comprehensive Income	$ 40,062,157	$ 54,002,288	$ 17,186,860

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activites
Net Income	$ 40,037,323	$ 54,002,288	$ 17,186,860
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(53,884,857)	(64,942,730)	(17,756,341)
Dividends received from subsidiaries	23,000,000	0	0
Amortization of FAS 123 R cost of stock options	4,271,230	2,781,019	0
Tax benefit on the exercise of stock options	(4,677,743)	(1,857,907)	0
Amortization of restricted stock grants	333,960	308,332	1,238,340
Other	89,994	(3,446,421)	(8,027,780)
Net changes in assets and liabilities relating to operating activities:
Other operating assets and liabilites	2,545,324	(8,126,542)	13,877,131
Net cash provided by (used in) operating activities	11,715,231	(21,281,961)	6,518,210

Cash flows from investing activites
Capital contributions to subsidiaries	(127,750)	(469,415)	(25,000,000)
Net cash used in investing activities	(127,750)	(469,415)	(25,000,000)

Cash flows from financing activites
Repayment of loans payable	0	(12,365,528)	(748,784)
Proceeds from loans payable	0	0	12,000,000
Common stock dividends	(18,299,123)	(7,279,765)	(4,661,298)
Preferred stock dividends	(49,950)	(49,950)	(49,950)
Issuance of common stock	130,530	10,500	49,250
Tax benefit on the exercise of stock options	4,677,743	1,857,907	0
Treasury shares on option exercise	(3,418,469)	(37,426)	0
Repurchase of treasury stock	(2,999,788)	0	0
Transfers from (to) subsidiaries	9,427,515	39,068,038	11,175,817
Minority interest	0	0	(39,420)
Net cash (used in) provided by financing activities	(10,531,542)	21,203,776	17,725,615

Net increase (decrease) in cash and cash equivalents	1,055,939	(547,600)	(756,175)
Cash and cash equivalents, beginning of period	1,132,697	1,680,297	2,436,472
Cash and cash equivalents, end of period	$ 2,188,636	$ 1,132,697	$ 1,680,297
Non cash items:
Dividends accrued	$ -	$ 3,241,145	$ 1,902,855

SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$ 832,660	$ 2,701,443	$ -	$ 2,134,106	$ 1,399,997

Year Ended December 31, 2007:
Allowance for doubtful accounts	$ 568,766	$ 1,179,285	$ -	$ 915,391	$ 832,660

Year Ended December 31, 2006:
Allowance for doubtful accounts	$ -	$ 794,475	$ -	$ 225,709	$ 568,766

SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Reserves for unpaid losses and LAE	Incurred loss and LAE - current year	Incurred loss and LAE - prior year	Paid losses and LAE	Net investment income
2008	$ 87,947,774	$ 75,118,459	$ 6,219,667	$ 67,846,823	$ 3,721,029
2007	$ 68,815,500	$ 47,793,338	$ 12,006,332	$ 45,766,625	$ 10,410,259
2006	$ 49,564,514	$ 9,246,922	$ 15,693,957	$ 13,886,594	$ 4,001,537

	Deferred policy acquisition costs, net (1)	Amortization of deferred policy acquisition costs, net (2)	Net premiums written	Net premiums earned	Unearned premiums
2008	$ 407,946	$ (1,746,151)	$ 150,787,980	$ 147,413,697	$ 258,489,460
2007	$ (2,122,269)	$ 3,216,949	$ 140,343,762	$ 154,418,452	$ 254,741,198
2006	$ 2,106,116	$ 852,611	$ 141,035,805	$ 54,135,952	$ 230,346,266

Report of Independent Registered Certified Public Accounting Firm

Board of Directors
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 12, 2009