Form 10-Q
period 2009-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2009-05-11
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(954) 958-1200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No __

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer __     Accelerated filer x           Non-accelerated filer __

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No x

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,523,172 shares of common stock, par value $0.01 per share, outstanding on May 5, 2009.

.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of March 31, 2009 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Blackman Kallick LLP

Chicago, Illinois

May 11, 2009

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
ASSETS	2009	2008
Cash and cash equivalents	$ 158,204,010	$ 256,964,637
Investments
Fixed maturities, held to maturity, at amortized cost	45,621,548	4,334,405
Fixed maturities, available for sale, at fair value	65,855,861	-
Equity securities, available for sale, at fair value	60,425,345	1,314,370
Real estate, net	3,367,357	3,399,609
Prepaid reinsurance premiums	178,240,090	173,046,776
Reinsurance recoverables	45,349,520	44,009,847
Premiums receivable, net	46,568,202	40,358,720
Receivable from securities	353,118	-
Other receivables	2,595,461	5,130,402
Property and equipment, net	886,676	864,125
Deferred policy acquisition costs, net	347,924	407,946
Deferred income taxes	13,372,130	14,113,463
Other assets	310,509	692,612
Total assets	$ 621,497,751	$ 544,636,912

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$ 89,676,542	$ 87,947,774
Unearned premiums	275,409,412	258,489,460
Accounts payable	3,773,924	3,147,260
Payable for securities	3,305,754	1,273,941
Reinsurance payable, net	52,020,429	23,984,248
Income taxes payable	5,989,694	-
Dividends payable	4,515,715	-
Other accrued expenses	17,628,300	14,680,443
Other liabilities	34,917,612	28,560,131
Long-term debt	25,000,000	25,000,000
Total liabilities	512,237,382	443,083,257

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,087	1,387
Authorized shares - 1,000,000
Issued shares - 108,640 and 138,640
Outstanding shares - 108,640 and 138,640
Minimum liquidation preference - $288,190 and $1,419,700
Common stock, $.01 par value	402,328	401,578
Authorized shares - 55,000,000
Issued shares - 40,233,019 and 40,158,019
Outstanding shares - 37,617,172 and 37,542,172
Treasury shares, at cost - 1,709,847 and 1,709,847 shares	(7,381,768)	(7,381,768)
Common stock held in trust, at cost - 906,000 shares	(733,860)	(733,860)
Additional paid-in capital	34,569,639	33,587,414
Accumulated other comprehensive income, net of taxes	2,580,975	24,834
Retained earnings	79,821,968	75,654,070
Total stockholders' equity	109,260,369	101,553,655
Total liabilities and stockholders' equity	$ 621,497,751	$ 544,636,912

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	For the Three
	Months Ended March 31,
	2009	2008
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$ 145,212,145	$ 126,667,669
Ceded premiums written	(95,727,857)	(89,770,703)
Net premiums written	49,484,288	36,896,966
Increase in net unearned premium	(11,726,636)	(1,803,571)
Premiums earned, net	37,757,652	35,093,395
Net investment income	324,589	1,240,878
Realized gains on investments	1,111,333	-
Commission revenue	7,444,849	6,867,187
Other revenue	1,479,377	1,083,013

Total premiums earned and other revenues	48,117,800	44,284,473

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	20,420,664	12,725,862
General and administrative expenses	7,515,228	8,209,374

Total operating costs and expenses	27,935,892	20,935,236

INCOME BEFORE INCOME TAXES	20,181,908	23,349,237

Income taxes, current	8,582,617	10,557,716
Income taxes, deferred	(838,539)	(1,516,795)
Income taxes, net	7,744,078	9,040,921

NET INCOME	$ 12,437,830	$ 14,308,316

Basic net income per common share	$ 0.33	$ 0.39
Weighted average of common shares
outstanding – Basic	37,561,341	36,946,000

Fully diluted net income per share	$ 0.31	$ 0.35
Weighted average of common shares
outstanding – Diluted	39,921,929	41,327,000

Cash dividend declared per common share	$ 0.22	$ 0.10

	For the Three
	Months Ended March 31,
	2009	2008
Comprehensive Income:
Net income	$ 12,437,830	$ 14,308,316
Net unrealized gains on investments, net of tax	2,556,141	-

Comprehensive Income	$ 14,993,971	$ 14,308,316

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

For the Three Months Ended March 31, 2009
	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held in Trust	Treasury Stock	Total Stockholders' Equity
Balance,
December 31, 2008	40,158,019	138,640	$ 401,578	$ 1,387	$ 33,587,414	$ 75,654,070	$ 24,834	$ (733,860)	$ (7,381,768)	$ 101,553,655

Preferred stock conversion	75,000	(30,000)	750	(300)	(450)					-

Stock compensation plans					820,156					820,156

Net income						12,437,830				12,437,830

Amortization of deferred compensation					162,519					162,519

Declaration of dividends						(8,269,932)				(8,269,932)

Net unrealized gains on investments, net of tax effect of $1,595,467							2,556,141			2,556,141

Balance, March 31, 2009	40,233,019	108,640	$ 402,328	$ 1,087	$34,569,639	$ 79,821,968	$ 2,580,975	$ (733,860)	$ (7,381,768)	$ 109,260,369

For the Three Months Ended March 31, 2008
Balance,
December 31, 2007	39,307,103	138,640	$ 393,072	$ 1,387	$24,779,798	$ 50,724,674	$ -	$ (2,349,000)	$ (974,746)	$ 72,575,185

Issuance of common shares	1,516,000		15,160		2,505,370				(3,407,234)	(886,704)

Stock compensation plans					1,109,042					1,109,042

Net income						14,308,316				14,308,316

Tax benefit on exercise of stock options					3,039,081					3,039,081

Amortization of deferred compensation					77,082					77,082

Declaration of dividends						(3,799,661)				(3,799,661)

Balance, March 31, 2008	40,823,103	138,640	$ 408,232	$ 1,387	$ 31,510,373	$ 61,233,329	$ -	$ (2,349,000)	$ (4,381,980)	$ 86,422,341

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net Income	$ 12,437,830	$ 14,308,316
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	377,219	657,268
Amortization and depreciation	122,944	121,751
Amortization of FAS 123R cost of stock options	820,156	1,109,042
Amortization of restricted stock grant	162,519	77,082
Deferred taxes	(1,043,781)	(1,516,794)
Tax benefit on exercise of stock options	-	(2,513,609)
Other	135,387	4,568
Net change in assets and liabilities relating to operating activities:
Reinsurance recoverables	(1,339,673)	(9,795,546)
Accrued investment income	(487,705)	-
Prepaid reinsurance premiums	(5,193,314)	(1,160)
Premiums receivable	(6,586,701)	(6,073,373)
Other receivables	2,892,527	292,702
Deferred acquisition costs, net	60,022	-
Other assets	382,103	(392,429)
Reinsurance payable	28,036,181	39,075,248
Deferred ceding commission, net	-	98,720
Other liabilities	6,357,481	12,723,135
Accounts payable	(647,277)	276,133
Taxes payable	5,989,694	10,099,043
Other accrued expenses	2,947,857	594,395
Unpaid losses and loss adjustment expenses	1,728,768	(1,534,443)
Unearned premiums	16,919,952	1,804,730
Net cash provided by operating activities	64,072,189	59,414,779
Cash flows from investing activities
Purchases of fixed maturities:
Held to maturity	(38,281,966)	(1,589,040)
Available for sale	(63,665,595)	-
Purchases of equity securities, available for sale	(65,258,180)	-
Sales of equity securities, available for sale	8,218,865	-
Capital expenditures and building improvements	(91,723)	(355,218)
Net cash used in investing activities	(159,078,599)	(1,944,258)
Cash flows from financing activities
Preferred stock dividend	-	(12,487)
Common stock dividend	(3,754,217)	-
Issuance of common stock	-	130,530
Acquisition of treasury stock	-	(1,017,234)
Tax benefit on exercise of stock options	-	2,513,609
Repayments of loans payable	-	(2,820)
Net cash (used in) provided by financing activities	(3,754,217)	1,611,598

Net (decrease) increase in cash and cash equivalents	(98,760,627)	59,082,119
Cash and cash equivalents at beginning of period	256,964,637	216,696,704
Cash and cash equivalents at end of period	$ 158,204,010	$ 275,778,823
Non cash items:
Dividends accrued	$ 4,515,715	$ 3,787,174

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

1.       Nature of Operations and Basis of Presentation

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

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Universal Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP.

Management must make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

2.       Significant Accounting Policies

We reported Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2008. The following are new or revised disclosures.

Securities Held to Maturity. Investments for which the Company has the ability and intent to hold to maturity are reported at amortized cost, adjusted for amortization of premiums or discounts and other-than-temporary declines in fair value. Realized gains and losses are determined using the first in, first out (“FIFO”) method. The securities held to maturity, currently held by the Company, are primarily to satisfy statutory deposits requirements of various states in which the Company is authorized to write insurance policies.

Securities Available for Sale. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within stockholders’ equity, net of related deferred income taxes. Realized gains and losses are determined using the FIFO method.

Impairment of Securities. For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of deferred income taxes (as disclosed in Note 5), is reported as a component of accumulated other comprehensive income on the condensed consolidated Balance Sheet and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other than temporary. The assessment of whether the impairment of a security’s fair value is other than temporary is performed using a portfolio review as well as a case-by-case review considering a wide range of factors.

There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including: 1) the Company’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other than temporary, including: 1)

general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value.

The Company performed an evaluation of its investments classified as held to maturity and has determined that, as of March 31, 2009, there were aggregate unrealized losses of $11,436 on held to maturity investments.  The Company performed an evaluation of its investments classified as available for sale and has determined that it held equiy securities as of March 31, 2009 with unrealized losses in the aggregate amount of $1,451,408. The Company held no securities for which impairment is other than temporary.

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

Cash equivalents: the carrying amount approximates fair value because of the short maturity of those instruments.

Fixed maturities: the carrying amount for fixed maturities held to maturity securities reported in the condensed consolidated balance sheet represents amortized cost. The fair value of the Company’s held to maturity securities determined using unadjusted quoted market prices is $45,738,751. The carrying amount for fixed maturities classified as available-for-sale represents fair value, which is determined using unadjusted quoted market prices, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, namely Accumulated Other Comprehensive Income.

Equity securities: the Company’s equity securities are classified as “available-for-sale” and are, therefore, carried on the condensed consolidated balance sheet at fair value using unadjusted quoted market prices.

Long-term debt was held at a carrying value of $25,000,000 as of March 31, 2009 and December 31, 2008. The fair value of long-term debt as of March 31, 2009 was estimated based on discounted cash flows utilizing interest rates currently offered for similar products and determined to be $20,235,140.

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

The Company maintains depository relationships with SunTrust Bank and Wachovia Bank, N.A. It is the Company’s policy not to have a balance of more than $250,000 for any of its affiliates at either institution on any given day to minimize exposure to a bank failure. Both banks participate in FDIC’s Temporary Liquidity Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts. Cash balances in excess of FDIC-insured limits are  transferred daily into custodial accounts with SunTrust Bank where cash is immediately invested into shares of Ridgeworth Institutional US Treasury Securities Money Market.

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

Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. As of March 31, 2009 and December 31, 2008, UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus:

Reinsurer	As of March 31, 2009	As of December 31, 2008
Everest Reinsurance Company	$155,135,698	$168,444,284
Florida Hurricane Catastrophe Fund	15,019,351	31,445,808

Total	$170,155,049	$199,890,092

As of March 31, 2009 and December 31, 2008, UPCIC did not have any unsecured recoverables from unauthorized reinsurers exceeding 3% of UPCIC’s statutory surplus.

Stock Options. Under SFAS No. 123 (Revised 2004), Share-Based Payment, the compensation expense for the stock compensation plans that has been charged against income before income taxes was $820,156 and $1,109,042 for the three-month periods ended March 31, 2009 and 2008, respectively, with a corresponding deferred income tax benefit of $316,375 and $427,813, respectively. As of March 31, 2009 the total unrecognized compensation cost related to nonvested share-based compensation granted under the stock compensation plans was $942,837. The cost is expected to be recognized over a weighted average period of 0.9 years. The Company periodically issues restricted common stock as compensation. These restricted stock awards are expensed ratably over their respective vesting periods. The Company did not issue restricted common stock during the three-month periods ended March 31, 2009 and 2008.

Recent Accounting Pronouncements

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of the Company’s 2009 fiscal year. At this time the Company does not use any derivative instruments or hedging activities.

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

Also, in May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”) – an interpretation of FASB No. 60, “Accounting and Reporting by Insurance Enterprises,” which requires an insurance enterprise to recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how FASB No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The provisions of SFAS 163 are effective as of the beginning of the Company’s 2009 fiscal year. At this time the Company does not participate in any financial guarantee insurance contracts.portfolio.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the criteria for the recognition of other-than-temporary impairments (“OTTI”) for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI are recorded in earnings in the period of recognition. This FSP also expands and increases the frequency of existing disclosures. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, and requires a cumulative effect adjustment of initially applying the FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company is currently assessing the impact this FSP will have on the Company’s financial condition and results of operations.

3.       Insurance Operations

Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term. At March 31, 2009, UPCIC was servicing approximately 498,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $275,409,412 and in-force premiums of approximately $534,300,000.  At December 31, 2008, UPCIC was servicing 461,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $258,489,460 and in-force premiums of approximately $518,200,000.

The wind mitigation discounts mandated by the Florida Legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant effect on UPCIC’s premium. The following table reflects the effect of wind mitigation credits received by UPCIC policyholders:

		Reduction of in-force premium
As of	Percentage of UPCIC policyholders receiving credits	Total credits	Percentage of in-force premium
6/1/2007	1.9%	$ 6,284,697	1.3%
12/31/2007	11.8%	$ 31,951,623	6.4%
3/31/2008	16.9%	$ 52,398,215	10.4%
12/31/2008	31.1%	$ 123,524,911	24.0%
3/31/2009	36.3%	$ 158,229,542	29.8%

4.       Reinsurance

There have been no material changes during the period covered by this Report, outside of the ordinary course of the Company’s business, to the Reinsurance note included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008.

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated Statements of Operations:

Three Months Ended March 31, 2009

	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment
Expenses
Direct	$ 145,212,145	$ 128,292,195	$ 41,324,392
Ceded	(95,727,857)	(90,534,543)	(20,903,728)

Net	$ 49,484,288	$ 37,757,652	$ 20,420,664

Three Months Ended March 31, 2008

	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment
Expenses
Direct	$ 126,667,669	$ 124,862,938	$ 24,421,144
Ceded	(89,770,703)	(89,769,543)	(11,695,282)

Net	$ 36,896,966	$ 35,093,395	$ 12,725,862

Other Amounts:

Prepaid reinsurance premiums and reinsurance recoverables as of March 31, 2009 and December 31, 2008 were as follows:

	As of March 31,	As of December 31,
	2009	2008

Prepaid reinsurance premiums	$ 178,240,090	$ 173,046,776

Reinsurance recoverable on unpaid losses and LAE	$ 44,949,118	$ 43,228,416
Reinsurance recoverable on paid losses	400,402	781,431
Reinsurance recoverables	$ 45,349,520	$ 44,009,847

The Company has determined that a right of offset, as defined in FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” exists between the Company and its reinsurers, under its quota share reinsurance treaties. Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as follows:

	As of March 31,	As of December 31,
	2009	2008
Reinsurance payable, net of ceding commissions
due from reinsurers	$ 93,279,521	$ 60,099,512
Inuring premiums receivable	(41,259,092)	(36,115,264)

Reinsurance payable, net	$ 52,020,429	$ 23,984,248

5.       Investments

Major sources of net investment income are summarized as follows:

	Three Months Ended,
	March 31, 2009	March 31, 2008
Cash and cash equivalents	$ 215,983	$ 1,279,079
Fixed maturities	127,716	7,657
Equity securities	96,730	-
Total investment income	440,429	1,286,736
Less investment expenses	(115,840)	(45,858)

Net investment income	$ 324,589	$ 1,240,878

As of March 31, 2009 and December 31, 2008, the Company’s investments consisted of cash and cash equivalents, and investments with carrying values of $330,106,764 and $262,613,412, respectively.

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

Cash and cash equivalents consisted of checking, repurchase and money market accounts with carrying values of $158,204,010 and $256,964,637 as of March 31, 2009 and December 31, 2008, respectively, held at the following financial institutions:

	As of March 31, 2009
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	0	74,162,209	74,162,209	46.9%
Evergreen Investment Management
Company, L.L.C.	0	8,059,669	8,059,669	5.1%
SunTrust Bank	1,053,693	0	1,053,693	0.7%
SunTrust Bank Institutional
Asset Services	0	72,691,356	72,691,356	45.9%
Wachovia Bank, N.A.	467,498	0	467,498	0.3%
All Other Banking Institutions	421,152	1,348,433	1,769,585	1.1%
	1,942,343	156,261,667	158,204,010	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

	As of December 31, 2008
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	0	161,072,107	161,072,107	62.7%
Evergreen Investment Management	0	10,575,615	10,575,615	4.1%
Company, L.L.C.
SunTrust Bank Institutional
Asset Services	0	81,703,268	81,703,268	31.8%
All Other Banking Institutions	417,830	3,195,817	3,613,647	1.4%
	417,830	256,546,807	256,964,637	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments are classified into three categories: held to maturity, trading securities or available-for-sale. Investments classified as held to maturity include debt securities that the Company has the positive intent and ability to hold to maturity. Held to maturity securities are reported at amortized cost. Investments classified as available-for-sale include debt and equity securities that are not classified as held to maturity or as trading security investments. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity, namely Other Comprehensive Income. The Company does not hold any trading security investments at March 31, 2008 and December 31, 2008.

The following table shows the realized gains (losses) for equity securities for the three-month periods ended March 31, 2009 and 2008.

	Three-Months Ended
	March 31, 2009		March 31, 2008
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Equity securities	$1,111,333	$9,683,316	$ -	$ -
Total realized gains	$1,111,333	$9,683,316	$ -	$ -

Equity securities	-	-	-	-
Total realized losses	$ -	$ -	$ -	$ -

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at March 31, 2009 and December 31, 2008. The Company’s foreign obligations consist of Canadian Government Bonds, Canadian Government Sovereign Notes, and Canadian Treasury Bills.

March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - held to maturity:
US government and agency obligations	$ 4,355,808	$ 101,804	$ -	$ 4,457,612
Foreign obligations	41,265,740	26,835	(11,436)	41,281,139
	$ 45,621,548	$ 117,203	$ -	$ 45,738,751

Fixed maturities - available for sale:
US government and agency obligations	$ 63,535,400	$ 2,320,461	$ -	$ 65,855,861
	$ 63,535,400	$ 2,320,461	$ -	$ 65,855,861

Equity securities	$ 58,228,659	$ 3,648,094	$ (1,451,408)	$ 60,425,345

December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - held to maturity:
US government and agency obligations	$ 4,334,405	$ 125,760	$ -	$ 4,460,165
	$ 4,334,405	$ 125,760	$ -	$ 4,460,165

Equity securities	$ 1,273,941	$ 40,738	$ (309)	$ 1,314,370

The table below reflects the Company’s unrealized investment losses by investment class, aged for length of time in an unrealized loss position.

	Unrealized net losses	Less than 12 months	12 months or longer
Equity securities:
Common stocks	$1,451,408	$ 1,451,408	$ -

Total equity securities	$1,451,408	$ 1,451,408	$ -

Below is a summary of fixed maturities at March 31, 2009 and December 31, 2008 by contractual or expected periods.

	March 31, 2009		December 31, 2008
Held-to-maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,355,238	$22,386,928	$ 2,626,958	$ 2,674,230
Due after one year through five years	23,266,310	23,351,823	1,707,447	1,785,935
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-

Total	$45,621,548	$45,738,751	$ 4,334,405	$ 4,460,165

	March 31, 2009		December 31, 2008
Available-for-Sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -	$ -	$ -
Due after one year through five years	-	-	-	-
Due after five years through ten years	63,535,400	65,855,861	-	-
Due after ten years	-	-	-	-

Total	$63,535,400	$65,855,861	$ -	$ -

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 12 – Fair Value Disclosure.

6.       Loans Payable and Long-Term Debt

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration (“SBA”) under the ICBUI Program. Under the ICBUI program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $98.5 million. The $25.0 million is invested in a U.S. treasury money market account.

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC is required to pay interest only, although principal payments can be made during this period. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. Principal repayments are scheduled to be made in equal quarterly installments of $367,647. The first scheduled principal payment is due January 1, 2010.

As of March 31, 2009 and December 31, 2008, the balances due under the surplus note are shown in the Company’s condensed consolidated Balance Sheets as Long-Term Debt with carrying values of $25,000,000.

Repayments of principal are estimated to be as follows as of March 31, 2009:

2009	$ 0

2010	1,470,588
2011	1,470,588
2012	1,470,588
2013	1,470,588
Thereafter	19,117,648
Total	$25,000,000

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

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. As of March 31, 2009, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

Finance Facility

In November 2007, the Company commenced offering premium finance services through Atlas Premium Finance Company, a wholly-owned subsidiary. To fund its operations, Atlas agreed to a Sale and Assignment Agreement with Flatiron Capital Corp., a premier funding partner to the commercial property and casualty insurance industry owned by Wells Fargo Bank, N.A. The agreement provides for Atlas’ sale of eligible premium finance receivables to Flatiron.

Interest Expense

Interest expense, comprised primarily of interest on the surplus note, was $139,778 and $544,321, respectively, for the three-month periods ended March 31, 2009 and 2008.

7.       Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the three-month periods ended March 31, 2009 and 2008, the Company expensed claims adjusting fees of $90,000 and $60,000, respectively, to Downes and Associates.

8.       Income Tax Provision

Deferred income taxes as of March 31, 2009 and December 31, 2008 are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

	As of March 31,	As of December 31,
	2009	2008
Deferred income tax assets:
Unearned premiums	$ 7,496,613	$ 6,591,903
Advanced premiums	1,222,589	886,088
Unpaid losses	1,342,026	1,290,615
Regulatory assessments	957,691	1,662,854
Executive compensation	-	269,942
Shareholder compensation	268,846	409,351
Stock option expense per SFAS 123 ( R )	2,835,721	2,519,346
Accrued wages	341,439	251,948
Allowance for uncollectible receivables	683,247	540,049

Total deferred income tax assets	15,148,172	14,422,096

Deferred income tax liabilities:
Property and equipment	-	(26,617)
Deferred policy acquisition costs, net	(134,212)	(157,365)
Restricted stock grant	(46,363)	(109,056)
Unrealized gains on common stock	(1,595,467)	(15,595)

Total deferred income tax liabilities	(1,776,042)	(308,633)

Net deferred income tax asset	$ 13,372,130	$ 14,113,463

A valuation allowance is deemed unnecessary as of March 31, 2009 and December 31, 2008, respectively because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

The Company’s earliest open tax year for purposes of examination of its income tax liability due to taxing authorities is the year ended December 31, 2005. The Company’s U.S. Corporation Income Tax Return for the 2006 tax year is currently undergoing examination by the Internal Revenue Service.

9.       Stockholders’ Equity

Cumulative Preferred Stock

Each share of Series A Preferred Stock is convertible by the Company into 2.5 shares of Common Stock, into an aggregate of 49,875 common shares. Each share of Series M Preferred Stock is convertible by the Company into 1.25 shares of Common Stock, into an aggregate of 110,863 common shares. The Series A Preferred Stock pays a cumulative dividend of $.25 per share per quarter.

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

A summary of the option activity for the three-month period ended March 31, 2009 is presented below:

Options Exercisable
Aggregate
	Number	Option Price per Share			Intrinsic
	of Shares	Low	High	Weighted	Value
Outstanding December 31, 2008	6,650,000	$ 0.50	$ 6.50	$ 3.15	$ 3,795,250
Granted	-
Exercised	-
Expired	-
Outstanding March 31, 2009	6,650,000	$ 0.50	$ 6.50	$ 3.15	$ 8,574,600

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the three-month period ended March 31, 2009:

	Issued	Treasury	Shares	Outstanding
	Shares	Shares	held in trust	Shares
Balance, as of December 31, 2008	40,158,019	(1,709,847)	(906,000)	37,542,172
Preferred stock conversion	75,000			75,000

Balance, as of March 31, 2009	40,233,019	(1,709,847)	(906,000)	37,617,172

Stock Issuances

On March 9, 2009, preferred stockholders converted 30,000 shares of Series A Preferred Stock into 75,000 shares of Common Stock.

10.       Earnings Per Share

Earnings per share (“EPS”) amounts are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the three-months ended March 31, 2009 and 2008.

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Income Available to Commom Stockholders	Shares	Per-Share Amount	Income Available to Commom Stockholders	Shares	Per-Share Amount

Net income	$12,437,830			$14,308,316
Less: preferred stocks dividends	(10,654)			(12,488)
Income available to common stockholders	$12,427,176	37,561,341	$0.33	$14,295,828	36,946,000	$0.39

Effect of dilutive securities:

Stock options and warrants	0	2,144,017	(0.02)	0	3,813,000	(0.04)
Preferred stock	10,654	216,571	-	12,488	568,000	-
Income available to common stockholders and assumed conversion	$12,437,830	39,921,929	$0.31	$14,308,316	41,327,000	$0.35

11.       Subsequent Events

UPCIC commenced writing homeowners policies in North Carolina on April 20, 2009. On April 24, 2009, UPCIC received approval of its rates and forms from the insurance division of Hawaii's Department of Commerce and Consumer Affairs and will begin writing homeowners’ policies in the State of Hawaii shortly. On May 8, 2009, the Company filed an application to the Texas Department of Insurance to form a separate property and casualty insurance subsidiary to write homeowners coverage in that State.

12.       Fair Value Disclosure

The Company adopted SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company has determined that its fair value measurements are in accordance with the requirements of SFAS 157. Therefore, the implementation of SFAS 157 has not had any impact on the Company’s condensed consolidated financial statements or results of operations.

Financial assets and financial liabilities recorded on the condensed consolidated Balance Sheets at fair value as of March 31, 2009 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

Level 3:

Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value Measurements
	Level 1	Level 2	Level 3	Total

US government obligations and agencies	$ 65,855,861	$ -	$ -	$ 65,855,861
Equity securities	60,425,345	-	-	60,425,345

Total invested assets	$ 126,281,206	$ -	$ -	$ 126,281,206

The fair value of the equity securities determined to be Level I inputs are derived from readily available market prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management of the Company’s condensed consolidated financial condition and results of operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto.

Forward-Looking Statements

Certain statements made by the Company’s management may be considered to be “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words “believe,” “expect,” “anticipate,” and “project,” and similar expressions, identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion and in the section below entitled “Factors Affecting Operation Results and Market Price of Stock,” among others.

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

The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing. The Company’s primary product is homeowners’ insurance. The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC’s portfolio as of March 31, 2009 includes approximately 489,000 policies with coverage for wind risks and 9,000 policies without wind risks. The average premium for a policy with wind coverage is approximately $1,084 and the average premium for a policy without wind coverage is approximately $464. UPCIC had in-force premiums of approximately $534.3 million as of March 31, 2009.

The OIR requires applicants to have a minimum capitalization of $5.0 million to be eligible to operate as an insurance company in the State of Florida. Upon being issued an insurance license, companies must maintain capitalization of the greater of ten percent of the insurer’s total liabilities or $4.0 million. If an insurance company’s capitalization falls below the minimum requirements, then the company will be deemed out of compliance with OIR requirements, which could result in revocation of the participant’s license to operate as an insurance company in the State of Florida. UPCIC’s statutory capital and surplus was $98,485,626 at March 31, 2009 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiaries, has sought to position itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC was servicing approximately 498,000 homeowners’ and dwelling fire insurance policies as of March 31, 2009. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. To diversify UPCIC’s product lines, UPCIC underwrites inland marine policies. In February 2008, UPCIC filed a request with the National Flood Insurance Program (“NFIP”) to become authorized to write and service flood insurance policies under the WYO Program. Management may consider underwriting other types of policies in the future. Any such program will require OIR approval. See Item 2 below, Competition under “Factors Affecting Operating Results and Market Price of Stock” for a discussion of the material conditions and uncertainties that may affect UPCIC’s ability to obtain additional policies.

UPCIC has applied for expansion to write homeowners’ insurance policies in five additional states. Those states are Texas, Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, August 18, 2008, September 30, 2008, and January 29, 2009, UPCIC was licensed to transact insurance business within the States of South Carolina, Hawaii, North Carolina, and Georgia, respectively. The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted. UPCIC has commenced writing homeowners policies in South Carolina and North Carolina. On April 24, 2009, UPCIC received approval of its rates and forms from the insurance division of Hawaii's Department of Commerce and Consumer Affairs and will begin writing homeowners’ policies in the State of Hawaii shortly. On May 8, 2009, the Company filed an application to the Texas Department of Insurance to form a separate property and casualty insurance subsidiary to write homeowners coverage in that State. In addition, UPCIC has filed to offer flood insurance through the NFIP.

The Company expects that premiums from policy renewals and new business will be sufficient to meet the Company’s working capital requirements beyond the next twelve months.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in the Company’s 2008 Annual Report on Form 10-K, as amended, and determined that no changes, additions or deletions are needed to the policies as disclosed. Also there were no significant changes in the Company’s estimates associated with those policies.

The Company’s financial statements are combined with those of its subsidiaries and are presented on a consolidated basis in accordance with GAAP. UPCIC makes estimates and assumptions that can have a significant effect on amounts and disclosures reported in the Company’s financial statements. The most significant estimate relates to the reserves for property and casualty insurance unpaid losses and loss adjustment expenses. While the Company believes the estimates are appropriate, the ultimate amounts may differ from the estimates provided. The Company reviews these estimates on, at least, a quarterly basis and reflects any adjustment considered necessary in its current results of operations.

Analysis of Financial Condition - As of March 31, 2009 Compared to December 31, 2008

The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans. The Company held cash and cash equivalents at March 31, 2009 and December 31, 2008 of $158,204,010 and $256,964,637, respectively.

The Company believes that premiums will be sufficient to meet the Company’s working capital requirements for at least the next twelve months. The Company’s policy is to invest amounts considered to be in excess of current working capital requirements.

The Company used cash and cash equivalents to increase its aggregate fixed maturities and equity securities to $171,902,754 as of March 31, 2009 from $5,648,775 as of December 31, 2008 in order to more conservatively limit its exposure to the volatility in the current banking environment.

The following table summarizes, by type, the carrying values of the Company’s investments:

	As of March 31,	As of December 31,
Type of Investment	2009	2008
Cash and cash equivalents	$ 158,204,010	$ 256,964,637
Fixed maturities, held to maturity	45,621,548	4,334,405
Fixed maturities, available for sale	65,855,861	-
Equity securities, available for sale	60,425,345	1,314,370
Real estate	3,367,357	3,399,609

	$ 333,474,121	$ 266,013,021

The Company’s liability for Reinsurance Payable increased $28,036,181 to $52,020,429 during the three-month period ended March 31, 2009 from $23,984,248 as of year-end 2008, primarily due to the timing of settlements with reinsurers.

As of March 31, 2009, the Company had a liability of $5,989,694 for federal and state income taxes, and as of December 31, 2008, the Company had federal and state income taxes recoverable of $2,482,923. The change in the liability consisted primarily of the current year provision for income taxes in the amount of $8,582,617.

Results of Operations - Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net income decreased 13.1% to $12,437,830 for the three-month period ended March 31, 2009 from $14,308,316 for the three-month period ended March 31, 2008. The Company’s earnings per diluted share were $0.31 for the 2009 period versus $0.35 in the same period last year. Even though there was an increase in the number of homeowners’ and dwelling fire insurance policies serviced by the Company and increases in gross premiums written and earned during the three-month period ending March 31, 2009, the Company experienced a decrease in net income during this period due primarily to increases in ceded premiums earned and losses and loss adjustment expenses incurred as described below.

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

UPCIC purchased the maximum additional coverage available to the Company under the expanded FHCF, allowing UPCIC to maximize its cost savings from the new law. UPCIC’s mid-2007 rate reductions therefore reflected actual reductions in UPCIC’s operating costs. In addition, UPCIC’s private reinsurance costs in 2007 and 2008 are lower than were included in its rates prior to the 2007 legislation.

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

Gross premiums written increased 14.6% to $145,212,145 during the three-month period ending March 31, 2009 from $126,667,669 in the same period of 2008. As of March 31, 2009 and December 31, 2008, UPCIC was servicing approximately 498,000 and 461,000, respectively, homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $534,300,000 and $518,200,000, respectively.

Net premiums earned increased 7.6% to $37,757,652 for the three-month period ended March 31, 2009 from $35,093,395 for the three-month period ended March 31, 2008. The increase is due to an increase in direct premiums earned, net of previously discussed rate decreases and a higher volume of premium discounts in response to a state-required wind mitigation discount program available to policyholders.

Net investment income decreased 73.8% to $324,589 for the three-month period ended March 31, 2009 from $1,240,878 for the three-month period ended March 31, 2008.  Net investment income is comprised primarily of interest and dividends.  The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the three-month period ended March 31, 2009.

Realized gains on investments increased 100.0% to $1,111,333 for the three-month period ended March 31, 2009 from $0 for the three-month period ended March 31, 2008. The increase is due to the expansion of the Company’s investment portfolio into equity securities and the related sales of certain of these securities.

Realized gains on investments increased 100.0% to $1,111,333 for the three-month period ended March 31, 2009 from $0 for the three-month period ended March 31, 2008.  The increase is due to the expansion of the Company's investment portfolio into equity securities and the related sales of these securities.

Commission revenue increased 8.4% to $7,444,849 for the three-month period ended March 31, 2009 from $6,867,187 for the three-month period ended March 31, 2008. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to a decrease in reinsurance commission sharing of approximately $391,000, and an increase in managing general agent’s policy fee income of approximately $973,000.

Other revenue increased 36.6% to $1,479,377 for the three-month period ended March 31, 2009 from $1,083,013 for the three-month period ended March 31, 2008. The increase is primarily due to fees earned on new payment plans offered to policyholders by UPCIC. UPCIC was not offering such payment plans during the 2008 period.

Net losses and LAE increased 60.5% to $20,420,664 for the three-month period ended March 31, 2009 from $12,725,862 for the three-month period ended March 31, 2008. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 54.1% and 36.3% during the three-month periods ended March 31, 2009 and 2008, respectively, and were comprised of the following components:

	Three months ended March 31, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$ 41,324,392	$20,903,728	$20,420,664
Premiums earned	$128,292,195	$90,534,543	$37,757,652
Loss & LAE ratios	32.2%	23.1%	54.1%

	Three months ended March 31, 2008
	Direct	Ceded	Net
Loss and loss adjustment expenses	$ 24,421,144	$11,695,282	$12,725,862
Premiums earned	$124,862,938	$89,769,543	$35,093,395
Loss & LAE ratios	19.6%	13.0%	36.3%

The direct loss and LAE ratio for the three-month period ended March 31, 2009 was 32.2% compared to 19.6% for the three-month period ended March 31, 2008. The increase in the direct loss and LAE ratio is attributable to the increase in direct loss and LAE incurred outpacing the increase in direct earned premium in the 2009 period.

Although total direct premiums earned increased 2.7% in the three-month 2009 period compared to the same period in 2008, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits. As of March 31, 2009, UPCIC was servicing approximately 498,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $534,300,000, or an average of $1,073 per policy. The comparable average in-force premium per policy as of March 31, 2008 was $1,262. Consequently, as a result of increased net losses and LAE in connection with the servicing of additional policies,  the direct loss and LAE ratio increased significantly for the 2009 period. However, the Company’s loss frequency did not vary significantly during the 2009 period compared to the 2008 period.

The ceded loss and LAE ratio for the three-month period ended March 31, 2009 was 23.1% compared to 13.0% for the three-month period ended March 31, 2008. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty and higher total reinsurance costs in the 2009 period compared to the 2008 period. Although reinsurance costs have decreased, total reinsurance costs are higher as UPCIC purchased additional coverage in 2008 for the 2008 / 2009 coverage period.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and the Company’s results of operations and financial position. During the three-month periods ended March 31, 2009 and 2008, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC’s and the Company’s catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company’s reinsurance program.

General and administrative expenses decreased 8.5% to $7,515,228 for the three-month period ended March 31, 2009 from $8,209,374 for the three-month period ended March 31, 2008. The decrease in general and administrative expenses was due to several factors, including an increase in ceding commissions due to greater ceded earned premiums, a decrease in assessment expense due to increased collections of assessments from policyholders, and a decrease in interest expense.

Federal and state income taxes decreased 14.3% to $7,744,078 for the three-month period ended March 31, 2009 from $9,040,921 for the three-month period ended March 31, 2008. Federal and state income taxes were 38.4% of pretax income for the three-month period ended March 31, 2009, and 38.7% for the three-month period ended March 31, 2008. The decrease is primarily due to lower income before income taxes.

Liquidity and Capital Resources

Overview

The Company’s primary sources of cash flow are the receipt of premiums, commissions, policy fees investment income, reinsurance recoverables and short-term loans.

For the three-month periods ended March 31, 2009 and 2008, cash flows provided by operating activities were $64,072,189 and $59,414,779, respectively. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company’s investment portfolio is highly liquid as it consists of cash, cash equivalents, and readily-marketable securities. Cash flows used in investing activities primarily comprise of purchases of securities in 2009. Cash flows used in financing activities primarily relate to the payment of Company dividends to stockholders in 2009.

The Company believes that its current capital resources will be sufficient to meet anticipated working capital requirements for the next twelve months. There can be no assurances, however, that such will be the case.

Available Cash

The Company held cash and cash equivalents at March 31, 2009 of $158,204,010. Of that amount, $142,797,623 was held by UPCIC, most of which is available to pay claims or relates to policyholder surplus. Accordingly, cash and cash equivalents in UPCIC are not available to buy back Company stock or pay Company dividends. A portion of those claims paid by the Company would be recoverable through the Company’s catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment. As of December 31, 2008, the Company held cash and cash equivalents of $256,964,637.

Cash Dividends

On January 16, 2009, the Company’s Board of Directors declared a dividend of $0.10 per share on its outstanding common stock. The dividend was paid on March 4, 2009 to stockholders of record as of February 12, 2009 in the aggregate amount of $3,754,217. On March 4, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share on its outstanding common stock. The dividend was paid on May 4, 2009 to stockholders of record as of April 9, 2009 in the aggregate amount of $4,505,061.

Contractual Obligations

There have been no material changes during the period covered by this Report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008.

Factors Affecting Operation Results and Market Price of Stock

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company’s control. This report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. The words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. The Company’s actual results could differ materially from those set forth in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those uncertainties discussed below as well as those discussed elsewhere in this report.

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

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets followed by hard markets. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern.

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

Management of Exposure to Catastrophic Losses

UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly. UPCIC’s exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective. UPCIC also protects itself against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of hurricane season on June 1 of each year. UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. UPCIC’s catastrophe reinsurance program currently covers three events, subject to the terms and limitations of the reinsurance contracts. However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely obtain reinsurance. In addition, UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, and such losses could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company.

Reliance on Third Parties and Reinsurers

UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC’s intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements. For the 2007 hurricane season, UPCIC’s reinsurance agreements transferred the risk of loss in excess of $45,000,000 for the first event and $9,300,000 for the second and third events up to approximately the 150-year PML as of the beginning of hurricane season on June 1. At the start of hurricane season on June 1, 2008, UPCIC has coverage to approximately the 133-year PML. With the additional catastrophe coverage via the new top layer effective July 1, 2008, UPCIC would have had coverage to approximately the 145-year PML. UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on the Company’s business, financial condition and results of operations should catastrophe losses exceed these amounts.

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

Among the classes of insurance underwritten by UPCIC, the homeowners’ liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to UPCIC and the final settlement than do homeowners’ property claims. Liability claims often involve third parties filing suit and the ensuing litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time with the vast majority of these claims resulting in an adjustment without litigation.

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

Legislative Initiatives

The State of Florida operates Citizens to provide insurance to Florida homeowners in high-risk areas and others without private insurance options. As of March 31, 2009, there were 1,037,603 Citizens policies in force. In May 2007, the State of Florida passed legislation that freezes property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permits insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. In May 2008, the Florida Legislature extended a freeze on Citizens rates through January 2010. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida Legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, or if UPCIC purchases additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity, the cost of UPCIC’s reinsurance program may increase, which could affect UPCIC’s profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida Legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

Product Pricing

The rates charged by UPCIC generally are subject to regulatory review and approval before they may be implemented.  UPCIC periodically submits its rate revisions to regulators as required by law or deemed by the Company and UPCIC to be necessary or appropriate for UPCIC’s business.  UPCIC prepares these filings based on objective data relating to its business and on judgment exercised by its management or employees and by retained professionals.  There is no assurance that the objective data incorporated in UPCIC’s filings based on its past experience will be reflective of UPCIC’s future business.  In addition, there is no assurance that UPCIC’s business will develop consistently with the judgments reflected in its filings.  The Company and UPCIC likewise cannot be assured that regulatory authorities will evaluate UPCIC’s data and judgments in the same manner as UPCIC.  UPCIC’s filings also might be affected by political or regulatory factors outside of UPCIC’s control, which might result in disapproval of UPCIC’s filings or in negotiated compromises resulting in approved rates that differ from rates initially filed by UPCIC or that the Company and UPCIC otherwise would consider more appropriate for its business.

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

Financial Stability Rating

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company’s sales. Demotech, Inc. maintains a letter scale financial stability rating system ranging from A** (A double prime) to L (licensed by state regulatory authorities). Demotech, Inc. has assigned UPCIC a financial stability rating of A, which is two rating levels below the highest level assigned by Demotech, Inc. According to Demotech, Inc., A ratings are assigned to insurers that have “exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.” With a financial stability rating of A, the Company expects that UPCIC’s property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. The rating of UPCIC is subject to at least annual review by, and may be revised downward by, or revoked at, the sole discretion of, Demotech, Inc.

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

The Company’s investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2009, approximately 26.5% of investments were in fixed income securities and short-term investments, which are considered to be held until maturity, based upon our estimates of required liquidity. Approximately 38.3% of the investments were in fixed income available for sale securities and 35.2% in equity securities considered available for sale, based upon our estimates of required liquidity. The Company may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost. The Company does not use any swaps, options, futures or forward contracts to hedge or enhance the investment portfolio at this time.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended,
	March 31, 2009	March 31, 2008
Cash and cash equivalents	$ 215,983	$ 1,279,079
Fixed maturities	127,716	7,657
Equity securities	96,730	-
Total investment income	440,429	1,286,736
Less investment expenses	(115,840)	(45,858)

Net investment income	$ 324,589	$ 1,240,878

The following table summarizes, by type, the Company’s investments as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Fixed maturities, at amortized cost:
US government and agency obligations	$ 4,355,808	2.53%	$ 4,334,405	76.70%
Foreign obligations	41,265,740	24.01%	-	0.00%
Total fixed maturities at amortized cost	45,621,548	26.54%	4,334,405	76.70%
Fixed maturities - available for sale:
US government and agency obligations	65,855,861	38.31%	-	0.00%
Equity securities, at market	60,425,345	35.15%	1,314,370	23.30%

Total investments	$ 171,902,754	100.00%	$ 5,648,775	100.00%

Fixed maturities, held to maturity, are carried on the balance sheet at amortized cost. Fixed maturities, available for sale, are carried on the balance sheet at fair value. At March 31, 2009, the fixed maturities had quality ratings of from AAA to Aaa by Moody’s Investors Service, Inc. and by Standard and Poors’ Company.

Below is a summary of fixed maturities at March 31, 2009 and December 31, 2008 by contractual or expected periods.

	March 31, 2009		December 31, 2008
Held-to-Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,355,238	$22,386,928	$ 2,626,958	$ 2,674,230
Due after one year through five years	23,266,310	23,351,823	1,707,447	1,785,935
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-

Total	$45,621,548	$45,738,751	$ 4,334,405	$ 4,460,165

	March 31, 2009		December 31, 2008
Available-for-Sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -	$ -	$ -
Due after one year through five years	-	-	-	-
Due after five years through ten years	63,535,400	65,855,861	-	-
Due after ten years	-	-	-	-

Total	$63,535,400	$65,855,861	$ -	$ -

At March 31, 2009, the weighted average maturity of the fixed maturities portfolio was approximately 4.57 years.

The Company’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company’s investment portfolio as a result of fluctuations in prices, interest rates and, to a lesser extent, the Company’s debt obligations. As previously described in Note 6 “Loan Payable and Long-Term Debt”, of the notes to condensed consolidated financial statements, the Company’s surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II -- OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three-month period ended March 31, 2009, the Company’s stockholders did not vote on any matters.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
3.1	Registrant’s Restated Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (2)
3.3	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (3)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (2)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)
3.6	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (2)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 (4)

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 (4)

3.9	Amended and Restated Bylaws (5)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Schedule of Investments

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended April 30, 1997
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for period ended June 30, 2007
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2007

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.
Date: May 11, 2009	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer
/s/ James M. Lynch
James M. Lynch, Chief Financial Officer