Form 10-K/A
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2009-05-18
CIK 891166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

	[ ]	Yes	[ ]	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	[ ]	Yes	[ ]	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	[ ]	Yes	[X]	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2008: $66,244,055.

Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 20, 2009: 38,448,172

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is an amendment to Universal Insurance Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Annual Report”). We are filing this Amendment No. 1 on Form 10-K/A solely for the purpose of correcting certain errors contained in the section entitled “Common Stock Held by Others” in Item 12 on page 109, which has been updated and is set forth below in its entirety with the corrections noted therein.

*     *     *     *

Common Stock Held by Others

As of March 1, 2009, the following table sets forth information regarding the number and percentage of Common Stock held by all persons, other than those persons listed immediately above, who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company’s outstanding Common Stock:

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Martin Steinberg, Esq., as the receiver for Lancer Offshore Inc. c/o David E. Wells, Esq. Hunton & Williams LLP 1111 Brickell Avenue, Suite 2500 Miami, FL 33131	4,292,535	11.2%

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

This Amendment No. 1 on Form 10-K/A to our 2008 Annual Report continues to speak as of the date of our 2008 Annual Report, and we have not updated, modified or amended any other disclosure to reflect developments since the original filing date or otherwise.