Form 10-Q
period 2009-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2009-08-07
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _ No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __     Accelerated filer x           Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,523,172 shares of common stock, par value $0.01 per share, outstanding on July 29, 2009.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

Page No.

PART I: FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of June 30, 2009 and the related Condensed Consolidated Statements of Operations for the six-month and three-month periods ended June 30, 2009 and 2008 and Cash Flows for each of the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Blackman Kallick LLP

Chicago, Illinois

August 7, 2009

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
ASSETS	2009	2008
Cash and cash equivalents	$ 168,143,375	$ 256,964,637
Investments
Fixed maturities held to maturity, at amortized cost	-	4,334,405
Fixed maturities available for sale, at fair value	131,272,111	-
Equity securities available for sale, at fair value	77,296,986	1,314,370
Real estate, net	3,354,704	3,399,609
Prepaid reinsurance premiums	210,149,023	173,046,776
Reinsurance recoverables	47,877,216	44,009,847
Premiums receivable, net	49,235,788	40,358,720
Receivable from securities	390,618	-
Accrued investment income	804,511	102,187
Other receivables	2,234,596	2,545,292
Income taxes recoverable	7,659,827	2,482,923
Property and equipment, net	1,065,154	864,125
Deferred policy acquisition costs, net	8,442,050	407,946
Deferred income taxes	5,291,811	14,113,463
Other assets	831,112	692,612
Total assets	$ 714,048,882	$ 544,636,912

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$ 96,467,046	$ 87,947,774
Unearned premiums	298,075,444	258,489,460
Accounts payable	4,280,709	3,147,260
Bank overdraft	20,647,050	15,699,930
Payable for securities	394,517	1,273,941
Reinsurance payable, net	112,342,116	23,984,248
Dividends payable	4,514,061	-
Other accrued expenses	16,809,416	14,680,443
Other liabilities	16,826,738	12,860,201
Long-term debt	25,000,000	25,000,000
Total liabilities	595,357,097	443,083,257

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,087	1,387
Authorized shares - 1,000,000
Issued shares - 108,640 and 138,640
Outstanding shares - 108,640 and 138,640
Minimum liquidation preference - $288,190 and $1,419,700
Common stock, $.01 par value	402,328	401,578
Authorized shares - 55,000,000
Issued shares - 40,233,019 and 40,158,019
Outstanding shares - 37,617,172 and 37,542,172
Treasury shares, at cost - 1,709,847 and 1,709,847 shares	(7,381,768)	(7,381,768)
Common stock held in trust, at cost - 906,000 shares	(733,860)	(733,860)
Additional paid-in capital	35,219,544	33,587,414
Accumulated other comprehensive income, net of taxes	8,253,810	24,834
Retained earnings	82,930,644	75,654,070
Total stockholders' equity	118,691,785	101,553,655
Total liabilities and stockholders' equity	$ 714,048,882	$ 544,636,912

The accompanying notes to Condensed Consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six		For the Three
	Months Ended June 30,		Months Ended June 30,
	2009	2008	2009	2008
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$ 301,984,289	$ 269,585,900	$156,772,144	$142,918,231
Ceded premiums written	(224,366,164)	(183,989,760)	(128,638,307)	(94,219,057)
Net premiums written	77,618,125	85,596,140	28,133,837	48,699,174
(Increase) decrease in net unearned premium	(2,483,735)	(14,338,891)	9,242,901	(12,535,320)
Premiums earned, net	75,134,390	71,257,249	37,376,738	36,163,854
Net investment income	798,482	2,518,702	461,774	1,277,824
Realized gains on investments	1,452,609	-	341,276	-
Foreign currency transaction gains	72,316	-	84,435	-
Commission revenue	15,307,618	13,849,219	7,862,769	6,982,032
Other revenue	2,901,730	2,353,711	1,422,353	1,270,698

Total premiums earned and other revenues	95,667,145	89,978,881	47,549,345	45,694,408

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	44,926,823	30,242,028	24,506,159	17,516,166
General and administrative expenses	18,114,424	17,484,322	10,599,196	9,274,948

Total operating costs and expenses	63,041,247	47,726,350	35,105,355	26,791,114

INCOME BEFORE INCOME TAXES	32,625,898	42,252,531	12,443,990	18,903,294

Income taxes, current	8,949,654	18,037,866	367,037	7,480,150
Income taxes, deferred	3,599,856	(1,291,801)	4,438,395	224,994
Income taxes, net	12,549,510	16,746,065	4,805,432	7,705,144

NET INCOME	$ 20,076,388	$ 25,506,466	$ 7,638,558	$ 11,198,150

Basic net income per common share	$ 0.53	$ 0.68	$ 0.20	$ 0.30
Weighted average of common shares outstanding - Basic	37,589,412	37,421,000	37,617,174	37,897,000

Fully diluted net income per share	$ 0.50	$ 0.62	$ 0.19	$ 0.28
Weighted average of common shares outstanding - Diluted	40,225,815	40,831,000	40,529,702	40,335,000

Cash dividend declared per common share	$ 0.34	$ 0.10	$ 0.12	$ -

	For the Six		For the Three
	Months Ended June 30,		Months Ended June 30,
	2009	2008	2009	2008
Comprehensive Income:
Net income	$ 20,076,388	$ 25,506,466	$ 7,638,558	$ 11,198,150
Net unrealized gains on investments, net of tax	8,228,976	-	5,672,835	-

Comprehensive Income	$ 28,305,364	$ 25,506,466	$ 13,311,393	$ 11,198,150

The accompanying notes to Condensed Consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held in Trust	Treasury Stock	Total Stockholders' Equity
	For the Six Months Ended June 30, 2009
Balance,
December 31, 2008	40,158,019	138,640	$ 401,578	$ 1,387	$33,587,414	$ 75,654,070	$ 24,834	$ (733,860)	$(7,381,768)	$101,553,655

Preferred stock
Conversion	75,000	(30,000)	750	(300)	(450)					-

Stock compensation
Plans					1,306,591					1,306,591

Net income						20,076,388				20,076,388

Amortization of deferred
compensation					325,989					325,989

Declaration of dividends						(12,799,814)				(12,799,814)

Net unrealized gains on
Investments, net of
tax effect of $5,237,392							8,228,976			8,228,976

Balance,
June 30, 2009	40,233,019	108,640	$ 402,328	$ 1,087	$ 35,219,544	$ 82,930,644	$ 8,253,810	$ (733,860)	$ (7,381,768)	$ 118,691,785

	For the Six Months Ended June 30, 2008
Balance,
December 31, 2007	39,307,103	138,640	$ 393,072	$ 1,387	$ 24,779,798	$ 50,724,674	$ -	$(2,349,000)	$ (974,746)	$ 72,575,185

Issuance of common
shares	1,516,000		15,157		2,505,370				(3,407,234)	(886,707)

Release of shares
from SGT					25,330			1,615,140	(4,041,705)	(2,401,235)

Repurchase of treasury
shares									(71,117)	(71,117)

Retirement of treasury
shares	(965,084)		(9,651)		(4,032,054)				4,041,705	-

Stock compensation
plans					2,540,063					2,540,063

Net income						25,506,466				25,506,466

Tax benefit on exercise
of stock options					5,706,780					5,706,780

Amortization of deferred
compensation					154,165					154,165

Declaration of dividends						(3,812,147)				(3,812,147)

Balance,
June 30, 2008	39,858,019	138,640	$ 398,578	$ 1,387	$ 31,679,452	$ 72,418,993	$ -	$ (733,860)	$ (4,453,097)	$ 99,311,453

The accompanying notes to Condensed Consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net Income	$ 20,076,388	$ 25,506,466
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	788,142	843,789
Depreciation	213,576	227,475
Amortization of FAS 123R cost of stock options	1,306,591	4,799,867
Amortization of restricted stock grant	325,989	154,164
Stock issued for services	-	(2,259,802)
Realized (gains) losses on investments	(1,452,609)	-
Foreign currency transaction gains	(72,316)	-
Net amortization of premium / accretion of discount	109,204	11,417
Deferred taxes	3,599,856	(1,291,801)
Tax benefit on exercise of stock options	-	(4,677,743)
Other	130,119	-
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(37,102,247)	(5,592,443)
Reinsurance recoverables	(3,867,369)	(355,796)
Premiums receivable	(9,665,210)	(1,959,595)
Accrued investment income	(702,324)	(288,324)
Other receivables	178,739	(6,030,807)
Income taxes recoverable	(5,176,904)	-
Deferred acquisition costs, net	(8,034,104)	-
Deferred ceding commission, net	-	282,202
Other assets	(144,759)	(357,436)
Unpaid losses and loss adjustment expenses	8,519,272	469,613
Unearned premiums	39,585,983	19,931,334
Accounts payable	1,133,449	862,789
Bank overdraft	4,947,120	9,665,911
Reinsurance payable	88,357,868	34,544,431
Taxes payable	-	629,416
Other accrued expenses	2,128,973	(2,973,599)
Other liabilities	3,966,539	3,400,349
Net cash provided by operating activities	109,149,966	75,541,877
Cash flows from investing activities
Purchases of fixed maturities:
Held to maturity	-	(1,589,040)
Available for sale	(126,035,995)	-
Purchases of equity securities, available for sale	(78,530,195)	-
Proceeds from sales of equity securities, available for sale	11,005,564	-
Proceeds from sales of fixed maturities, available for sale	4,244,851
Capital expenditures and building improvements	(369,700)	(434,298)
Net cash used in investing activities	(189,685,475)	(2,023,338)
Cash flows from financing activities
Preferred stock dividend	(17,475)	(24,975)
Common stock dividend	(8,268,278)	(3,329,203)
Issuance of common stock		130,530
Acquisition of treasury stock		(3,418,469)
Tax benefit on exercise of stock options		4,677,743
Repayments of loans payable		(2,820)
Net cash used in financing activities	(8,285,753)	(1,967,194)

Net (decrease) increase in cash and cash equivalents	(88,821,262)	71,551,345
Cash and cash equivalents at beginning of period	256,964,637	214,745,606
Cash and cash equivalents at end of period	$ 168,143,375	$ 286,296,951
Non cash items:
Dividends accrued	$ 4,514,061	$ 3,699,116

The accompanying notes to Condensed Consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
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

Basis of Presentation

Our unaudited Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Universal Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted.

Management must make estimates and assumptions that affect amounts reported in our Condensed Consolidated financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

2.     Significant Accounting Policies

We reported Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2008. The following are new or revised policies.

Securities Held to Maturity. Investments for which the Company has the ability and intent to hold to maturity are reported at amortized cost, adjusted for amortization of premiums or discounts and other-than-temporary declines in fair value. Realized gains and losses are determined using the first in, first out (“FIFO”) method.

Securities Available for Sale. Investments available for sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within stockholders’ equity, net of related deferred income taxes. Realized gains and losses are determined using the FIFO method.

Impairment of Securities. For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of deferred income taxes (as disclosed in Note 5), is reported as a component of accumulated other comprehensive income on the Condensed Consolidated Balance Sheet and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other-than-temporary. The assessment of whether the impairment of a security’s fair value is other-than-temporary is performed using a portfolio review as well as a case-by-case review considering a wide range of factors.

There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other-than-temporary, including: 1) the Company’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other-than-temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that cause a change in our ability or intent to hold a security to maturity or until it recovers in value.

The Company performed an evaluation of its investments classified as available for sale and has determined that as of June 30, 2009, it held equity securities with unrealized losses in the aggregate amount of $2,010,685 and fixed maturities with unrealized losses in the aggregate amount of $284,928. The Company held no securities for which impairment is other-than-temporary.

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

Fixed maturities: the carrying amount for fixed maturities classified as held to maturity securities reported in the Condensed Consolidated Balance Sheet represents amortized cost. The carrying amount for fixed maturities classified as available for sale represents fair value, which is determined using unadjusted quoted market prices, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, namely, Accumulated Other Comprehensive Income.

Equity securities: the Company’s equity securities are classified as “available for sale” and are, therefore, carried on the Condensed Consolidated Balance Sheet at fair value using unadjusted quoted market prices.

Long-term debt was held at a carrying value of $25,000,000 as of June 30, 2009 and December 31, 2008. The fair value of long-term debt as of June 30, 2009 was estimated based on discounted cash flows utilizing interest rates currently offered for similar products and determined to be $19,069,200.

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

The Company maintains depository relationships with SunTrust Bank and Wachovia Bank, N.A. It is the Company’s policy not to have a balance of more than $250,000 for any of its affiliates at either institution on any given day to minimize exposure to a bank failure. Both banks participate in FDIC’s Temporary Liquidity Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts. Cash balances in excess of FDIC–insured limits are transferred daily into custodial accounts with SunTrust Bank where cash is immediately invested into shares of Ridgeworth Institutional US Treasury Securities Money Market.

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

In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly evaluates the financial strength of all reinsurers used. UPCIC’s largest reinsurer, Everest Reinsurance Company, has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. As of June 30, 2009 and December 31, 2008, UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus:

Reinsurer	As of June 30, 2009	As of December 31, 2008
Everest Reinsurance Company	$154,522,128	$168,444,284
Florida Hurricane Catastrophe Fund	-	31,445,808

Total	$154,522,128	$199,890,092

As of June 30, 2009 and December 31, 2008, UPCIC did not have any unsecured recoverables from unauthorized reinsurers exceeding 3% of UPCIC’s statutory surplus.

Stock Options. Under SFAS No. 123 (Revised 2004), Share-Based Payment, the compensation expense for the stock compensation plans that has been charged against income before income taxes was $1,306,591 and $2,540,063 for the six-month periods ended June 30, 2009, and 2008, respectively, with a corresponding deferred income tax benefit of $504,017 and $979,829, respectively. As of June 30, 2009 the total unrecognized compensation cost related to nonvested share-based compensation granted under the stock compensation plans was $456,402. The cost is expected to be recognized over a weighted average period of 1.2 years. The Company periodically issues restricted common stock as compensation. These restricted stock awards are expensed ratably over their respective vesting periods. The Company did not issue restricted common stock during the six-month periods ended June 30, 2009 and 2008.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 was issued to clarify that the GAAP hierarchy is directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The provisions of SFAS 162 are effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company has determined that this statement will not result in a change in current practice.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”) – an interpretation of FASB No. 60, “Accounting and Reporting by Insurance Enterprises,” which requires an insurance enterprise to recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how FASB No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The provisions of SFAS 163 are effective as of the beginning of the Company’s 2009 fiscal year. At this time the Company does not participate in any financial guarantee insurance contracts.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments" (“FSP FAS 115-2 and FAS 124-2”), which amends the criteria for the recognition of other-than-temporary impairments (“OTTI”) for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI are recorded in earnings in the period of recognition. This FSP also expands and increases the frequency of existing disclosures. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, and requires a cumulative effect adjustment of initially applying the FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company adopted FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have an effect on the results of operations or financial position of the Company.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are

Not Orderly,” which provides guidelines for making fair value measurements more consistent with the principles presented in FASB No. 157, “Fair Value Measurements”. FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted FSP FAS No. 157-4 in the second quarter of 2009. The adoption of FSP FAS 157-4 did not have an effect on the results of operations or financial position of the Company.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 requires fair value disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have an effect on the results of operations or financial position of the Company.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009. The adoption of SFAS No. 165 did not have an effect on the results of operations or financial position of the Company.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” – which is a replacement of FASB No. 162, “The Hierarchy of Generally Accepted Accounting Principles (GAAP).” The FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) promulgated under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of the FASB Accounting Standards Codification, it will supersede all then-existing non-SEC accounting and reporting standards. The Company is currently assessing the impact this SFAS will have on the Company’s financial condition and results of operations.

3.     Insurance Operations

Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term. At June 30, 2009, UPCIC was servicing approximately 520,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $298,075,444 and in-force premiums of approximately $550,700,000.  At December 31, 2008, UPCIC was servicing 461,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $258,489,460 and in-force premiums of approximately $518,200,000.

The wind mitigation discounts mandated by the Florida legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on UPCIC’s premiums and net income. The following table reflects the effect of wind mitigation credits received by UPCIC policyholders:

		Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.90%	$ 6,284,697	$ 487,866,319	1.27%
12/31/2007	11.80%	$ 31,951,623	$ 500,136,287	6.00%
3/31/2008	16.90%	$ 52,398,215	$ 501,523,343	9.46%
6/30/2008	21.30%	$ 74,185,924	$ 508,411,721	12.73%
12/31/2008	31.10%	$ 123,524,911	$ 514,011,138	19.38%
3/31/2009	36.30%	$ 158,229,542	$ 530,029,572	22.99%
6/30/2009	40.40%	$ 188,053,342	$ 544,646,437	25.67%

4. Reinsurance

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated geographic areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers on an automatic basis under general reinsurance contracts known as “treaties.” The reinsurance arrangements are intended to provide UPCIC with the ability to maintain its exposure to loss within its capital resources. Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance. The Company submits the UPCIC reinsurance program for regulatory review to the Florida Office of Insurance Regulation (“OIR”).

UPCIC’s in-force policyholder coverage for windstorm exposures as of June 30, 2009 was approximately $111.1 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

2009 Reinsurance Program

Quota Share

Effective June 1, 2009, UPCIC entered into a quota share reinsurance treaty with Everest Reinsurance Company (“Everest Re”). Everest Re has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. Under the quota share treaty, through May 31, 2010, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk, with a ceding commission payable to UPCIC equal to 25% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of 58% of gross premiums earned, not to exceed $160,000,000 (of which UPCIC’s net liability in a first event scenario is $50,000,000 ($75,000,000 net of

$25,000,000 retained by the Company under the excess catastrophe contract, effective June 12, 2009, described in the “Excess Catastrophe” section below), in a second event scenario is $16,000,000 and in a third event scenario is $16,000,000) and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services (“PCS”) office of 175% of gross premiums earned, not to exceed $480,000,000.

Excess Per Risk

Effective June 1, 2009 through May 31, 2010, UPCIC entered into a multiple line excess per risk agreement with various reinsurers. Under the multiple line excess per risk agreement, UPCIC obtained coverage of $1,400,000 in excess of $600,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $7,000,000 aggregate limit applies to the term of this agreement.

Effective June 1, 2009 through May 31, 2010, UPCIC entered into a property per risk excess agreement covering ex-wind only policies. Under the property per risk excess agreement, UPCIC obtained coverage of $400,000 in excess of $200,000 for each property loss. A $2,400,000 aggregate limit applies to the term of the contract.

The total cost of the Company's multiple line excess reinsurance program effective June 1, 2009 through May 31, 2010 is $3,000,000 of which the Company's cost is 50%, or $1,500,000, and the quota share reinsurers' cost is the remaining 50%. The total cost of the Company's property per risk reinsurance program effective June 1, 2009 through May 31, 2010 is $400,000.

Excess Catastrophe

Effective June 1, 2009 through May 31, 2010, under excess catastrophe contracts, UPCIC obtained catastrophe coverage of $627,000,000 in excess of $160,000,000 covering certain loss occurrences including hurricanes. The coverage of $627,000,000 in excess of $160,000,000 has a second full limit available to the Company; additional premium is calculated pro rata as to amount and 100% as to time, as applicable.

Effective June 1, 2009 through May 31, 2010, UPCIC purchased a reinstatement premium protection contract which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $352,000,000 (part of $627,000,000) in excess of $160,000,000.

Effective June 12, 2009 through May 31, 2010, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of $50,000,000 in excess of $110,000,000 (placed 50%) covering certain loss occurrences including hurricanes. Loss occurrence is defined as all individual losses directly occasioned by any one disaster, accident or loss or series of disasters, accidents or losses arising out of one event, which occurs in the State of Florida. The Company is the reinsurer under this contract through a segregated account set up by an unrelated company. Accordingly, the Company’s aggregate net liability in a first event scenario is UPCIC’s $50,000,000 (as noted above in the “Quota Share” section) and the $25,000,000 coverage provided by the Company. The intercompany transactions relating to the contract have been eliminated in consolidation.

Effective June 1, 2009 through May 31, 2010, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC’s net retention through two catastrophe events including hurricanes, as follows:

	2nd Event	3rd Event
Coverage	$118,000,000 in excess of $42,000,000 each loss occurrence subject to an otherwise recoverable amount of $118,000,000 (placed 50%)	$128,000,000 in excess of $32,000,000 each loss occurrence subject to an otherwise recoverable amount of $256,000,000 (placed 100%)
Deposit premium (100%)	$21,240,000	$10,240,000
Minimum premium (100%)	$16,992,000	$8,192,000
Premium rate -% of total insured value	0.019309%	0.009309%

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (“SBA”). Under the reimbursement agreement, FHCF would reimburse the Company, for each loss occurrence during the contract year for 90% of the ultimate loss paid by the Company in excess of the Company’s retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2009 to May 31, 2010, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF. The estimated coverage is 90% of $1,134,600,000 in excess of $429,000,000. The premium for this coverage is $64,232,626.

Also at June 1, 2009, the FHCF made available, and the Company obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program (the “ICBUI Program”) offered by the FHCF, such as UPCIC. This particular layer of coverage at June 1, 2009 is $10,000,000 in excess of $28,200,000. The premium for this coverage is $5,000,000.

On May 29, 2009, the Florida State Board of Administration (“SBA”) published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly.  The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2009 - 2010 contract year is projected to be $15.830 billion over the 12-month period following the estimate.  The SBA also referred to its report entitled, “May 2009 Estimated Loss Reimbursement Capacity” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity.  The Report estimated that the FHCF’s minimum 12-month loss reimbursement capacity is $12.460 billion and its maximum 12-month loss reimbursement capacity is $17.960 billion. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for  the 2009 - 2010 contract year, which corresponds to FHCF loss reimbursement capacity of $17.175 billion.  By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity.  In addition, the cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.

The total cost of UPCIC’s private catastrophe reinsurance program effective June 1, 2009 through May 31, 2010 is $155,258,800 of which UPCIC’s cost is 50%, or $77,629,400, and the quota share reinsurers’ cost is the remaining 50%. The total cost of UPCIC’s private catastrophe reinsurance layer effective June 12, 2009 through May 31, 2010 is $17,500,000 which is eliminated in consolidation. In addition, UPCIC purchases reinstatement premium protection as described above which amounts to $22,312,747. The cost of subsequent event catastrophe reinsurance is $15,740,000. The estimated premium UPCIC plans to cede to the FHCF for the 2009 hurricane season is $64,232,626 of which UPCIC’s cost is 50%, or $32,116,313, and the quota share reinsurers’ cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the ICBUI Program, the premium for which is $5,000,000, of which UPCIC’s cost is 50%, or $2,500,000, and the quota share reinsurers’ cost is the remaining 50%.

Effective June 1, 2009 through December 31, 2009, the Company obtained $60,000,000 of coverage via a catastrophe risk-linked transaction contract in the event UPCIC’s catastrophe coverage is exhausted.  The total cost of the Company’s risk-linked transaction contract is $11,160,000.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations. As of June 30, 2009, UPCIC had coverage to approximately the 114-year Probable Maximum Loss (PML). PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 114-year PML represents a 0.877% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

2008 Reinsurance Program

Quota Share

Effective June 1, 2008, UPCIC entered into a quota share reinsurance treaty with Everest Re. Under the quota share treaty, through May 31, 2009, UPCIC ceded 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk, with a ceding commission payable to UPCIC equal to 31% of ceded gross written premiums. In addition, the quota share treaty has a limitation for any one occurrence of 55% of gross premiums earned, not to exceed $150,000,000 (of which UPCIC’s net liability in a first event scenario is $70,000,000, in a second event scenario is $14,800,000 and in a third event scenario is $15,000,000) and a limitation from losses arising out of events that are assigned a catastrophe serial number by the PCS office of 164% of gross premiums earned, not to exceed $450,000,000.

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

UPCIC also obtained coverage from the FHCF, which is administered by the SBA. Under the reimbursement agreement, FHCF would reimburse the Company, with respect to each loss occurrence during the contract year for 90% of the ultimate loss paid by the Company in excess of the Company’s retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2008 to May 31, 2009, the SBA made available through the 2007 passage of House Bill 1A an additional $12 billion (Temporary Increase in Coverage Limit - TICL) of Florida Hurricane Catastrophe Fund coverage for the 2008 wind season. UPCIC purchased both the traditional FHCF coverage as well as the TICL FHCF coverage for the contract year June 1, 2008 to May 31, 2009. As of December 31, 2008, the estimated coverage is 90% of $1,514,348,584 in excess of $305,438,476. The premium for this coverage is $59,077,813.

Also at June 1, 2008, the FHCF made available, and the Company obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the UCBUI Program offered by the FHCF, such as UPCIC. This particular layer of coverage at June 1, 2008 is $10,000,000 in excess of $29,600,000. The premium for this coverage is $5,000,000.

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

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations. At the start of the hurricane season on June 1, 2008, UPCIC had coverage to approximately the 133-year PML. With the additional catastrophic coverage via the new top layer effective July 1, 2008, UPCIC would have had coverage to approximately the 145-year PML. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 133-year PML represents a 0.752% Annual Probability of Exceedance and the 145-year PML represents a 0.690% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Operations:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008

	Premiums	Premiums	Loss and Loss	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment	Written	Earned	Adjustment
			Expenses			Expenses
Direct	$301,984,289	$262,398,307	$90,929,142	$269,585,900	$249,654,565	$60,198,535
Ceded	(224,366,164)	(187,263,917)	(46,002,319)	(183,989,760)	(178,397,316)	(29,956,507)

Net	$ 77,618,125	$ 75,134,390	$44,926,823	$ 85,596,140	$ 71,257,249	$30,242,028

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008

	Premiums	Premiums	Loss and Loss	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment	Written	Earned	Adjustment
			Expenses			Expenses
Direct	$156,772,144	$134,106,112	$49,604,750	$142,918,231	$124,791,627	$35,777,390
Ceded	(128,638,307)	(96,729,374)	(25,098,591)	(94,219,057)	(88,627,773)	(18,261,224)

Net	$ 28,133,837	$ 37,376,738	$24,506,159	$ 48,699,174	$ 36,163,854	$17,516,166

Other Amounts:

Prepaid reinsurance premiums and reinsurance recoverables as of June 30, 2009 and December 31, 2008 were as follows:

	As of June 30,	As of December 31,
	2009	2008

Prepaid reinsurance premiums	$ 210,149,023	$ 173,046,776

Reinsurance recoverable on unpaid losses and LAE	$ 47,541,418	$ 43,228,416
Reinsurance recoverable on paid losses	335,798	781,431
Reinsurance recoverables	$ 47,877,216	$ 44,009,847

The Company has determined that a right of offset, as defined in FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” exists between the Company and its reinsurers, under its quota share reinsurance treaties. Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as follows:

	As of June 30,	As of December 31,
	2009	2008
Reinsurance payable, net of ceding commissions
due from reinsurers	$ 134,532,457	$ 60,099,512
Inuring premiums receivable	(22,190,341)	(36,115,264)

Reinsurance payable, net	$ 112,342,116	$ 23,984,248

5.     Investments

Major sources of net investment income, are summarized as follows:

	For the Six Months Ended June 30,
	2009	2008
Cash and cash equivalents	$ 231,859	$ 2,632,519
Fixed maturities	700,984	(15,979)
Equity securities	187,116	-
Total investment income	1,119,959	2,616,540
Less investment expenses	(321,477)	(97,838)

Net investment income	$ 798,482	$ 2,518,702

As of June 30, 2009 and December 31, 2008, the Company’s investments consisted of cash, cash equivalents, and investments with carrying values of $376,712,472 and $262,613,412, respectively.

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

Cash and cash equivalents consisted of checking, repurchase and money market accounts with carrying values of $168,143, 375 and $256,964,637 as of June 30, 2009 and December 31, 2008, respectively, held at the following financial institutions:

	As of June 30, 2009
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	0	73,799,499	73,799,499	43.9%
Evergreen Investment Management
Company, L.L.C.	0	3,626,809	3,626,809	2.1%
SunTrust Bank	889,549	0	889,549	0.5%
SunTrust Bank Institutional
Asset Services	0	79,458,525	79,458,525	47.3%
Wachovia Bank, N.A.	465,154	0	465,154	0.3%
The Bank of New York Mellon	0	8,025,000	8,025,000	4.8%
All Other Banking Institutions	420,407	1,458,432	1,878,839	1.1%
	1,775,110	166,368,265	168,143,375	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

	As of December 31, 2008
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	0	161,072,107	161,072,107	62.7%
Evergreen Investment Management	0	10,575,615	10,575,615	4.1%
Company, L.L.C.
SunTrust Bank Institutional
Asset Services	0	81,703,268	81,703,268	31.8%
All Other Banking Institutions	417,830	3,195,817	3,613,647	1.4%
	417,830	256,546,807	256,964,637	100.0%

(1)    Funds invested with Evergreen Investment Management Company, L.L.C.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments are classified into three categories: held to maturity, trading securities or available for sale. Investments classified as held to maturity include debt securities that the Company has the positive intent and ability to hold to maturity. Held to maturity securities are reported at amortized cost. Investments classified as available for sale include debt and equity securities that are not classified as held to maturity or as trading security investments. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity, namely Other Comprehensive Income. The Company does not hold any trading security investments at June 30, 2009 and December 31, 2008.

During the six-month period ended June 30, 2009, the Company sold US Treasury Notes, originally intended to be held to maturity, and purchased US Treasury Inflation Index Bonds in order to reduce the effects of inflation on the Company's overall investment portfolio. These US Treasury Notes had a carrying value of $4,170,864, were sold for $4,244,851 and a gain of $73,987 was recognized. The Company reclassified its held to maturity securities being carried at an amortized cost of $57,773,720 to available for sale securities and recorded net unrealized losses of $85,965 concurrently with the sale of the US Treasury Notes.

The following table shows the realized gains for fixed maturities and equity securities for the six-month and three-month periods ended June 30, 2009. There were no realized gains for the six-month and three-month periods ended June 30, 2008.

Six Months Ended
June 30, 2009
	Gains	Fair Value at Sale
Fixed maturities, available for sale	$ 73,987	$ 4,244,851
Equity securities	1,378,622	11,396,182
Total realized gains	$ 1,452,609	$ 15,641,033

Net realized gains on investments	$ 1,452,609	$ 15,641,033

Three Months Ended
June 30, 2009
	Gains	Fair Value at Sale
Fixed maturities, available for sale	$ 73,987	$ 4,244,851
Equity securities	267,289	1,712,866
Total realized gains	$ 341,276	$ 5,957,717

Net realized gains on investments	$ 341,276	$ 5,957,717

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at June 30, 2009 and December 31, 2008 follows. The Company’s foreign obligations consist of Canadian Government Bonds, Canadian Government Sovereign Notes, and Canadian Treasury Bills.

June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - available for sale:
Foreign obligations	57,596,183	194,370	(284,746)	57,505,807
US government and agency obligations	$ 72,412,114	$ 1,354,372	$ (182)	$ 73,766,304
Total fixed maturities - available for sale	$ 130,008,297	$ 1,548,742	$ (284,928)	$ 131,272,111

Equity securities	$ 68,649,395	$ 10,658,276	$ (2,010,685)	$ 77,296,986

December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - held to maturity:
US government and agency obligations	$ 4,334,405	$ 125,760	$ -	$ 4,460,165
Total fixed maturities - held to maturity	$ 4,334,405	$ 125,760	$ -	$ 4,460,165

Equity securities	$ 1,273,941	$ 40,738	$ (309)	$ 1,314,370

The table below reflects the Company’s unrealized investment losses by investment class, aged for length of time in an unrealized loss position.

	Unrealized net losses	Less than 12 months	12 months or longer
Fixed maturities, available for sale:
US government and agency obligations	$ 182	$ 182	$ -
Foreign obligations	284,746	284,746	-

Total fixed maturities, available for sale	$ 284,928	$ 284,928	$ -

Equity securities:
Common stocks	$ 2,010,685	$ 2,010,685	$ -

Total equity securities	$ 2,010,685	$ 2,010,685	$ -

Below is a summary of fixed maturities at June 30, 2009 and December 31, 2008 by contractual or expected periods.

	June 30, 2009		December 31, 2008
Held-to-maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -	$ 2,626,958	$ 2,674,230
Due after one year through five years	-	-	1,707,447	1,785,935
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-

Total	$ -	$ -	$ 4,334,405	$ 4,460,165

	June 30, 2009		December 31, 2008
Available-for-Sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 21,379,860	$ 21,485,340	$ -	$ -
Due after one year through five years	39,461,333	39,271,423	-	-
Due after five years through ten years	69,167,104	70,515,348	-	-
Due after ten years	-	-	-	-

Total	$ 130,008,297	$ 131,272,111	$ -	$ -

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 12 – Fair Value Disclosure.

6.      Loans Payable and Long-Term Debt

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the SBA under the ICBUI Program. Under the ICBUI Program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $103.1 million. The $25.0 million is invested in a U.S. treasury money market account.

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

As of June 30, 2009 and December 31, 2008, the balances due under the surplus note are shown in the Company’s Condensed Consolidated Balance Sheets as Long-Term Debt with carrying values of $25,000,000.

Repayments of principal are estimated to be as follows as of June 30, 2009:

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

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. As of June 30, 2009, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

Finance Facility

In November 2007, the Company commenced offering premium finance services through Atlas Premium Finance Company, a wholly-owned subsidiary. To fund its operations, Atlas agreed to a Sale and Assignment Agreement with Flatiron Capital Corp., a premier funding partner to the commercial property and casualty insurance industry owned by Wells Fargo Bank, N.A. The agreement provides for Atlas' sale of eligible premium finance receivables to Flatiron.

Interest Expense

Interest expense, comprised primarily of interest on the surplus note, was $337,537 and $1,055,219, respectively, for the six-month periods ended June 30, 2009 and 2008, and $197,759 and $510,898, respectively, for the three-month periods ended June 30, 2009 and 2008.

7.     Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the six-month periods ended June 30, 2009 and 2008, the Company expensed claims adjusting fees of $200,000 and $120,000, respectively, to Downes and Associates.

8.     Income Tax Provision

Deferred income taxes as of June 30, 2009 and December 31, 2008 are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

	As of June 30,	As of December 31,
	2009	2008
Deferred income tax assets:
Unearned premiums	$ 6,220,971	$ 6,591,903
Advanced premiums	1,235,902	886,088
Unpaid losses	1,441,197	1,290,615
Regulatory assessments	335,663	1,662,854
Executive compensation	-	269,942
Shareholder compensation	296,457	409,351
Stock option expense per SFAS 123 ( R )	3,023,363	2,519,346
Accrued wages	371,401	251,948
Allowance for uncollectible receivables	844,074	540,049
Restricted stock grant	16,696	-

Total deferred income tax assets	13,785,724	14,422,096

Deferred income tax liabilities:
Property and equipment	-	(26,617)
Deferred policy acquisition costs, net	(3,256,521)	(157,365)
Restricted stock grant	-	(109,056)
Unrealized gains on investments	(5,237,392)	(15,595)

Total deferred income tax liabilities	(8,493,913)	(308,633)

Net deferred income tax asset	$ 5,291,811	$ 14,113,463

A valuation allowance is deemed unnecessary as of June 30, 2009 and December 31, 2008, respectively because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

The Company’s earliest open tax year for purposes of examination of its Federal and State of Florida income tax liability due to taxing authorities is the year ended December 31, 2005. The Company’s U.S. Corporation Income Tax Return for the 2006 tax year is currently undergoing examination by the Internal Revenue Service.

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

Stock Options

A summary of the option activity for the six-month period ended June 30, 2009 is presented below:

Options Exercisable
Aggregate
	Number	Option Price per Share			Intrinsic
	of Shares	Low	High	Weighted	Value
Outstanding December 31, 2008	6,650,000	$ 0.50	$ 6.50	$ 3.15	$ 3,795,250
Granted	-
Exercised	-
Expired	-
Outstanding June 30, 2009	6,650,000	$ 0.50	$ 6.50	$ 3.15	$ 14,766,500

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the six-month period ended June 30, 2009:

	Issued Shares	Treasury Shares	Shares held in trust	Outstanding Shares
Balance, as of December 31, 2008	40,158,019	(1,709,847)	(906,000)	37,542,172
Preferred stock conversion	75,000			75,000

Balance, as of June 30, 2009	40,233,019	(1,709,847)	(906,000)	37,617,172

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the six-month and three-month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net Income	$20,076,388			$25,506,466
Less: preferred stocks dividends	(17,475)			(24,975)
Income available to common
stockholders	$20,058,913	37,589,412	$0.53	$25,481,491	37,421,000	$0.68

Effect of dilutive securities:

Stock options and warrants	-	2,447,903	(0.03)	-	2,842,000	(0.05)
Preferred Stock	17,475	188,500	0.00	24,975	568,000	0.01
Income available to common
stockholders and assumed
conversion	$20,076,388	40,225,815	$0.50	$25,506,466	40,831,000	$0.62

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$7,638,558			$11,198,150
Less: preferred stocks dividends	(6,821)			(12,488)
Income available to common stockholders	$7,631,737	37,617,174	$0.20	$11,185,662	37,897,000	$0.30

Effect of dilutive securities:

Stock options and warrants	-	2,751,790	(0.01)	-	1,870,000	(0.01)
Preferred stock	6,821	160,738	0.00	12,488	568,000	(0.01)
Income available to common stockholders and assumed conversion	$7,638,558	40,529,702	$0.19	$11,198,150	40,335,000	$0.28

11.     Subsequent Events

The Company has evaluated subsequent events through August 7, 2009, the date of issuance of these condensed financial statements.

On July 15, 2009, the Company submitted a rate filing to the OIR for its Homeowners policies with a proposed overall increase of 9.8% to be effective October 15, 2009 for both new and renewal business. On July 31, 2009, the Company submitted a rate filing to the OIR for its Dwelling policies with a proposed overall increase of 9.8% to be effective November 15, 2009 for both new and renewal business.

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

Financial assets and financial liabilities recorded on the Condensed Consolidated Balance Sheets at fair value as of June 30, 2009 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

US government obligations and agencies	$ 73,766,304	$ -	$ -	$ 73,766,304
Foreign obligations	57,505,807			57,505,807
Equity securities	77,296,986	-	-	77,296,986

Total invested assets	$ 208,569,097	$ -	$ -	$ 208,569,097

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

The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing. The Company’s primary product is homeowners’ insurance. The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC’s portfolio as of June 30, 2009 includes approximately 511,000 policies with coverage for wind risks and 9,000 policies without wind risks. The average premium for a policy with wind coverage is approximately $1,070 and the average premium for a policy without wind coverage is approximately $462. UPCIC had in-force premiums of approximately $550.7 million as of June 30, 2009.

The OIR requires applicants to have a minimum capitalization of $5.0 million to be eligible to operate as an insurance company in the State of Florida. Upon being issued an insurance license, companies must maintain capitalization of the greater of ten percent of the insurer’s total liabilities or $4.0 million. If an insurance company’s capitalization falls below the minimum requirements, then the company will be deemed out of compliance with OIR requirements, which could result in revocation of the participant’s license to operate as an insurance company in the State of Florida. UPCIC’s statutory capital and surplus was $103,072,400 at June 30, 2009 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiaries, has sought to position itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC was servicing approximately 520,000 homeowners’ and dwelling fire insurance policies as of June 30, 2009. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. To diversify UPCIC’s product lines, UPCIC underwrites inland marine policies. In February 2008, UPCIC filed a request with the National Flood Insurance Program (“NFIP”) to become authorized to write and service flood insurance policies under the WYO Program. Management may consider underwriting other types of policies in the future. Any such program will require OIR approval. See Item 2 below, Competition under “Factors Affecting Operating Results and Market Price of Stock” for a discussion of the material conditions and uncertainties that may affect UPCIC’s ability to obtain additional policies.

UPCIC applied for expansion to write homeowners’ insurance policies in four additional states. Those states are Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, August 18, 2008, September 30, 2008, and January 29, 2009, UPCIC was licensed to transact insurance business within the States of South Carolina, Hawaii, North Carolina, and Georgia, respectively. The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted. UPCIC has commenced writing homeowners policies in South Carolina, North Carolina and Hawaii.

On May 8, 2009, the Company filed an application to the Texas Department of Insurance to form a separate property and casualty insurance subsidiary to write homeowners coverage in that State. In addition, UPCIC has filed to offer flood insurance through the NFIP.

The Company joined the Russell 3000® Index on June 26, 2009. According to publicly available information provided on Russell’s Web site, annual reconstitution of Russell’s U.S. indexes captures the 3,000 largest U.S. stocks as of the end of May, ranking them by total market capitalization. Membership in the Russell 3000, which remains in place for one year, means automatic inclusion in the large-cap Russell 1000® Index or small-cap Russell 2000® Index as well as the appropriate growth and value style indexes. Russell determines membership for its equity indexes primarily by objective, market-capitalization rankings and style attributes. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for both passive and active investment strategies. The Company believes that its inclusion in the Russell 3000® Index will lead to additional visibility in the investment community.

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

Analysis of Financial Condition - As of June 30, 2009 Compared to December 31, 2008

The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans. The Company held cash and cash equivalents at June 30, 2009 and December 31, 2008 of $168,143,375 and $256,964,637, respectively.

The Company believes that premiums will be sufficient to meet the Company’s working capital requirements for at least the next twelve months. The Company’s policy is to invest amounts considered to be in excess of current working capital requirements.

The Company used cash and cash equivalents to increase its aggregate fixed maturities and equity securities to $208,569,097 as of June 30, 2009 from $5,648,775 as of December 31, 2008 in order to more conservatively limit its exposure to the volatility in the current banking environment.

The following table summarizes, by type, the carrying values of the Company’s investments:

	As of June 30,	As of December 31,
Type of Investment	2009	2008
Cash and cash equivalents	$ 168,143,375	$ 256,964,637
Fixed maturities, held to maturity	-	4,334,405
Fixed maturities, available for sale	131,272,111	-
Equity securities, available for sale	77,296,986	1,314,370
Real estate	3,354,704	3,399,609

	$ 380,067,176	$ 266,013,021

The Company’s liability for Reinsurance Payable increased $88,357,868 to $112,342,116 during the six-month period ended June 30, 2009 from $23,984,248 as of year-end 2008, primarily due to changes in the Company’s reinsurance program effective June 1, 2009 and the timing of settlements with reinsurers.

As of June 30, 2009 and December 31, 2008, the Company had federal and state income taxes recoverable of $7,659,827 and $2,482,923, respectively. The change in the liability consisted primarily of the current year provision for income taxes in the amount of $8,949,654.

Results of Operations - Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net income decreased 21.3% to $20,076,388 for the six-month period ended June 30, 2009 from $25,506,466 for the six-month period ended June 30, 2008. The Company’s earnings per diluted share were $0.50 for the 2009 period versus $0.62 in the same period last year. Even though there was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and increases in direct premiums written during the six-month period ending June 30, 2009, the Company experienced a decrease in net income during this period due primarily to increases in ceded premiums earned and losses and loss adjustment expenses incurred as described below.

Direct premiums written increased 12.0% to $301,984,289 during the six-month period ending June 30, 2009 from $269,585,900 in the same period of 2008. As of June 30, 2009 and December 31, 2008, UPCIC was servicing approximately 520,000 and 461,000 homeowners’ and dwelling fire insurance policies, respectively, with in-force premiums of approximately $550,700,000 and $518,200,000, respectively.

Net premiums earned increased 5.4% to $75,134,390 for the six-month period ended June 30, 2009 from $71,257,249 for the six-month period ended June 30, 2008. The increase is due to an increase in direct premiums earned, net of previously discussed rate decreases and a higher volume of premium discounts in response to a state-required wind mitigation discount program available to policyholders.  The higher volume of state-required wind mitigation premium discounts had a significant negative effect on the Company's premium volume and net income.

Net investment income decreased 68.3% to $798,482 for the six-month period ended June 30, 2009 from $2,518,702 for the six-month period ended June 30, 2008. Net investment income is comprised primarily of interest and dividends. The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the six-month period ended June 30, 2009.

Realized gains on investments increased 100.0% to $1,452,609 for the six-month period ended June 30, 2009 from $0 for the six-month period ended June 30, 2008. The increase is due to the expansion of the Company’s investment portfolio into equity securities and the related sales of certain of these securities.

Commission revenue increased 10.5% to $15,307,618 for the six-month period ended June 30, 2009 from $13,849,219 for the six-month period ended June 30, 2008. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in managing general agent’s policy fee income of approximately $1,480,000.

Other revenue increased 23.3% to $2,901,730 for the six-month period ended June 30, 2009 from $2,353,711 for the six-month period ended June 30, 2008. The increase is primarily due to fees earned on new payment plans offered to policyholders by UPCIC. UPCIC was not offering such payment plans during the 2008 period.

Net losses and LAE increased 48.6% to $44,926,823 for the six-month period ended June 30, 2009 from $30,242,028 for the six-month period ended June 30, 2008. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 59.8% and 42.4% during the six-month periods ended June 30, 2009 and 2008, respectively, and were comprised of the following components:

	Six months ended June 30, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$90,929,142	$46,002,319	$44,926,823
Premiums earned	$262,398,307	$187,263,917	$75,134,390
Loss & LAE ratios	34.7%	24.6%	59.8%

	Six months ended June 30, 2008
	Direct	Ceded	Net
Loss and loss adjustment expenses	$60,198,535	$29,956,507	$30,242,028
Premiums earned	$249,654,565	$178,397,316	$71,257,249
Loss & LAE ratios	24.1%	16.8%	42.4%

The direct loss and LAE ratio for the six-month period ended June 30, 2009 was 34.7% compared to 24.1% for the six-month period ended June 30, 2008. The increase in the direct loss and LAE ratio is attributable to the increase in direct loss and LAE incurred outpacing the increase in direct earned premium in the 2009 period.

Although total direct premiums earned increased 5.1% in the six-month 2009 period compared to the same period in 2008, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits. As of June 30, 2009, UPCIC was servicing approximately 520,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $550,700,000, or an average of $1,059 per policy. The comparable average in-force premium per policy as of June 30, 2008 was $1,187. Consequently, as a result of increased losses and LAE in connection with the servicing of additional policies, the direct loss and LAE ratio increased significantly for the 2009 period.

The ceded loss and LAE ratio for the six-month period ended June 30, 2009 was 24.6% compared to 16.8% for the six-month period ended June 30, 2008. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty and higher total reinsurance costs in the 2009 period compared to the 2008 period.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and the Company’s results of operations and financial position. During the six-month periods ended June 30, 2009 and 2008, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC’s and the Company’s catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company’s reinsurance program.

General and administrative expenses increased 3.6% to $18,114,424 for the six-month period ended June 30, 2009 from $17,484,322 for the six-month period ended June 30, 2008. The increase in general and administrative expenses was primarily due to increased salaries for existing employees and higher employee count due to business growth. Also, ceded commissions decreased as a result of the quota share reinsurance commission rate reduction to 25% for the 2009 - 2010 contract year from 31% for the 2008 - 2009 contract year. Deferred policy acquisition costs were also affected by this rate reduction.

Federal and state income taxes decreased 25.1% to $12,549,510 for the six-month period ended June 30, 2009 from $16,746,065 for the six-month period ended June 30, 2008. Federal and state income taxes were 38.5% of pretax income for the six-month period ended June 30, 2009, and 39.6% for the six-month period ended June 30, 2008. The decrease is primarily due to lower income before income taxes.

Results of Operations - Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net income decreased 31.8% to $7,638,558 for the three-month period ended June 30, 2009 from $11,198,150 for the three-month period ended June 30, 2008. The Company’s earnings per diluted share were $0.19 for the 2009 period versus $0.28 in the same period last year. Even though there was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and increases in direct premiums written during the three-month period ending June 30, 2009, the Company experienced a decrease in net income during this period due primarily to increases in ceded premiums earned and losses and LAE incurred as described below.

Direct premiums written increased 9.7% to $156,772,144 during the three-month period ending June 30, 2009 from $142,918,231 in the same period of 2008. As of June 30, 2009 and December 31, 2008, UPCIC was servicing approximately 520,000 and 461,000 homeowners’ and dwelling fire insurance policies, respectively, with in-force premiums of approximately $550,700,000 and $518,200,000, respectively.

Net premiums earned increased 3.4% to $37,376,738 for the three-month period ended June 30, 2009 from $36,163,854 for the three-month period ended June 30, 2008. The increase is due to an increase in direct premiums earned, net of previously discussed rate decreases and a higher volume of premium discounts in response to a state-required wind mitigation discount program available to policyholders. The higher volume of state-required wind mitigation premium discounts had a significant negative effect on the Company's premium volume and net income.

Net investment income decreased 63.9% to $461,774 for the three-month period ended June 30, 2009 from $1,277,824 for the three-month period ended June 30, 2008. Net investment income is comprised primarily of interest and dividends. The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the three-month period ended June 30, 2009.

Realized gains on investments increased 100.0% to $341,276 for the three-month period ended June 30, 2009 from $0 for the three-month period ended June 30, 2008. The increase is due to the expansion of the Company’s investment portfolio into equity securities and the related sales of certain of these securities.

Commission revenue increased 12.6% to $7,862,769 for the three-month period ended June 30, 2009 from $6,982,032 for the three-month period ended June 30, 2008. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in reinsurance commission sharing of approximately $376,000, and an increase in managing general agent’s policy fee income of approximately $510,000.

Other revenue increased 11.9% to $1,422,353 for the three-month period ended June 30, 2009 from $1,270,698 for the three-month period ended June 30, 2008. The increase is primarily due to fees earned on new payment plans offered to policyholders by UPCIC. UPCIC was not offering such payment plans during the 2008 period.

Net losses and LAE increased 39.9% to $24,506,159 for the three-month period ended June 30, 2009 from $17,516,166 for the three-month period ended June 30, 2008. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 65.6% and 48.4% during the three-month periods ended June 30, 2009 and 2008, respectively, and were comprised of the following components:

	Three months ended June 30, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$49,604,750	$25,098,591	$24,506,159
Premiums earned	$134,106,112	$96,729,374	$37,376,738
Loss & LAE ratios	37.0%	25.9%	65.6%

	Three months ended June 30, 2008
	Direct	Ceded	Net
Loss and loss adjustment expenses	$35,777,390	$18,261,224	$17,516,166
Premiums earned	$124,791,627	$88,627,773	$36,163,854
Loss & LAE ratios	28.7%	20.6%	48.4%

The direct loss and LAE ratio for the three-month period ended June 30, 2009 was 37.0% compared to 28.7% for the three-month period ended June 30, 2008. The increase in the direct loss and LAE ratio is attributable to the increase in direct loss and LAE incurred outpacing the increase in direct earned premium in the 2009 period.

Although total direct premiums earned increased 7.5% in the three-month 2009 period compared to the same period in 2008, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits. As of June 30, 2009, UPCIC was servicing approximately 520,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $550,700,000, or an average of $1,059 per policy. The comparable average in-force premium per policy as of June 30, 2008 was $1,187. Consequently, as a result of increased losses and LAE in connection with the servicing of additional policies, the direct loss and LAE ratio increased significantly for the 2009 period.

The ceded loss and LAE ratio for the three-month period ended June 30, 2009 was 25.9% compared to 20.6% for the three-month period ended June 30, 2008. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty and higher total reinsurance costs in the 2009 period compared to the 2008 period.

General and administrative expenses increased 14.3% to $10,599,196 for the three-month period ended June 30, 2009 from $9,274,948 for the three-month period ended June 30, 2008. The increase in general and administrative expenses was due to several factors, including increased salaries for existing employees and higher employee count due to business growth. Also, ceded commissions decreased as a result of the quota share reinsurance commission rate reduction to 25% for the 2009 - 2010 contract year from 31% for the 2008 - 2009 contract year. Deferred policy acquisition costs were also affected by this rate reduction.

Federal and state income taxes decreased 37.6% to $4,805,432 for the three-month period ended June 30, 2009 from $7,705,144 for the three-month period ended June 30, 2008. Federal and state income taxes were 38.6% of pretax income for the three-month period ended June 30, 2009, and 40.8% for the three-month period ended June 30, 2008. The decrease is primarily due to lower income before income taxes.

Liquidity and Capital Resources

Overview

The Company’s primary sources of cash flow are the receipt of premiums, commissions, policy fees investment income, reinsurance recoverables and short-term loans.

For the six-month periods ended June 30, 2009 and 2008, cash flows provided by operating activities were $109,149,966 and $75,541,877, respectively. Cash flows from operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company’s investment portfolio is highly liquid as it consists of cash, cash equivalents, and readily-marketable securities. Cash flows used in investing activities are primarily comprised of purchases of securities in 2009. Cash flows used in financing activities primarily relate to the payment of Company dividends to stockholders in 2009.

The Company believes that its current capital resources will be sufficient to meet anticipated working capital requirements for the next twelve months. There can be no assurances, however, that such will be the case.

Available Cash

The Company held cash and cash equivalents at June 30, 2009 of $168,143,375. Of that amount, $154,495,548 was held by UPCIC, most of which is available to pay claims or relates to policyholder surplus. Accordingly, cash and cash equivalents in UPCIC are not available to buy back Company stock or pay Company dividends. A portion of those claims paid by the Company would be recoverable through the Company’s catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment. As of December 31, 2008, the Company held cash and cash equivalents of $256,964,637.

Cash Dividends

On January 16, 2009, the Company’s Board of Directors declared a dividend of $0.10 per share on its outstanding common stock. The dividend was paid on March 4, 2009 to stockholders of record as of February 12, 2009 in the aggregate amount of $3,754,217. On March 4, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share on its outstanding common stock. The dividend was paid on May 4, 2009 to stockholders of record as of April 9, 2009 in the aggregate amount of $4,505,061. On June 16, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share on its outstanding common stock. The dividend is to be paid on October 23, 2009 to shareholders of record of the Company at the close of business on September 3, 2009. The Company expects to pay an aggregate dividend of approximately $4.5 million.

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

Reliance on Third Parties and Reinsurers

UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC’s intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements. At the start of hurricane season on June 1, 2008, UPCIC has coverage to approximately the 133-year PML. With the additional catastrophe coverage via the new top layer effective July 1, 2008, UPCIC would have had coverage to approximately the 145-year PML. At the start of the hurricane season on June 1, 2009, UPCIC had coverage to approximately the 111-year PML. As of June 30, 2009, UPCIC had coverage to approximately the 114-year PML.  UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on the Company’s business, financial condition and results of operations should catastrophe losses exceed these amounts.

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

Legislative Initiatives

The State of Florida operates Citizens to provide insurance to Florida homeowners in high-risk areas and others without private insurance options. As of June 30, 2009, there were 1,041,227 Citizens policies in force. In January 2007, the State of Florida passed legislation that froze property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permitted insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. In May 2008, the Florida legislature extended a freeze on Citizens rates through January 2010. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, or if UPCIC purchases additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity, the cost of UPCIC’s reinsurance program may increase, which could affect UPCIC’s profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

In January 2007, the Florida legislature passed a law designed to reduce residential catastrophe reinsurance costs and required insurance companies to offer corresponding rate reductions to policyholders. The new law expanded the amount of reinsurance available from the FHCF, which is a state-run entity providing hurricane reinsurance to residential insurers at premiums less than the private reinsurance market. The legislature intended for the new law to reduce residential insurers’ reinsurance costs by allowing them to directly replace some of their private market reinsurance with less costly FHCF reinsurance. In addition, prices in the private reinsurance market have fallen as reinsurers have had capital displaced by the expanded FHCF.

Florida’s legislature also has implemented strategies to improve the ability of residential structures to withstand hurricanes. New construction must meet stronger building codes, and existing homes are eligible for an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. An increasing number of insureds are likely to qualify for insurance premium discounts as new homes are built and existing homes are retrofitted. These premium discounts result from homes’ reduced vulnerability to hurricane losses due to the mitigation efforts, which UPCIC takes into account in its underwriting and profitability models

Product Pricing

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

The Company’s investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. As of June 30, 2009, the Company held approximately 62.9% of investments in fixed income available for sale securities and 37.1% in equity securities considered available for sale, based upon our estimates of required liquidity. The Company may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost. The Company does not use any swaps, options, futures or forward contracts to hedge or enhance the investment portfolio at this time. In the future, the Company may use option contracts to hedge unrealized gains.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the six-month periods ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,
	2009	2008
Cash and cash equivalents	$ 231,859	$ 2,632,519
Fixed maturities	700,984	(15,979)
Equity securities	187,116	-
Total investment income	1,119,959	2,616,540
Less investment expenses	(321,477)	(97,838)

Net investment income	$ 798,482	$ 2,518,702

The following table summarizes, by type, the Company’s investments as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Fixed maturities, held to maturity, at amortized cost:
US government and agency obligations	$ -	0.00%	$ 4,334,405	76.70%
Total fixed maturities, held to maturity, at amortized cost	-	0.00%	4,334,405	76.70%
Fixed maturities, available for sale, at fair value:
US government and agency obligations	73,766,304	35.37%	-	0.00%
Foreign obligations	57,505,807	27.57%	-	0.00%
Equity securities, at market	77,296,986	37.06%	1,314,370	23.30%

Total investments	$ 208,569,097	100.00%	$ 5,648,775	100.00%

Fixed maturities, held to maturity, are carried on the balance sheet at amortized cost. Fixed maturities, available for sale, are carried on the balance sheet at fair value. At June 30, 2009, the fixed maturities had quality ratings of from AAA to Aaa by Moody’s Investors Service, Inc. and by Standard and Poors’ Company.

Below is a summary of fixed maturities at June 30, 2009 and December 31, 2008 by contractual or expected periods.

	June 30, 2009		December 31, 2008
Held-to-Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -	$ 2,626,958	$ 2,674,230
Due after one year through five years	-	-	1,707,447	1,785,935
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-

Total	$ -	$ -	$ 4,334,405	$ 4,460,165

	June 30, 2009		December 31, 2008
Available-for-Sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 21,379,860	$ 21,485,340	$ -	$ -
Due after one year through five years	39,461,333	39,271,423	-	-
Due after five years through ten years	69,167,104	70,515,348	-	-
Due after ten years	-	-	-	-

Total	$ 130,008,297	$ 131,272,111	$ -	$ -

At June 30, 2009, the weighted average maturity of the fixed maturities portfolio was approximately 4.43 years.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II -- OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 5, 2009 in Fort Lauderdale, Florida. The following proposals were adopted at the meeting:

Proposal 1A:	Election of four directors by holders of Series A Preferred Stock, Series M Preferred Stock and Common Stock.

	Name	For	Withheld	Abstain	Broker Non-Vote
	Ozzie Schindler	33,005,873	650,464	0	0
	Sean Downes	30,610,534	3,045,803	0	0
	Reed Slogoff	32,912,835	743,502	0	0
	Joel Wilentz	32,902,207	754,130	0	0

Proposal 1B:	Election of two directors by holders of Series M Preferred Stock.
	Name	For	Withheld	Abstain	Broker Non-Vote
	Bradley Meier	88,690	0	0	0
	Norman Meier	88,690	0	0	0

Proposal 2:	Ratification of Blackman Kallick LLP as auditors for year ending December 31, 2009.
	For	Against	Abstain	Broker Non-Vote
	33,510,391	117,386	28,560	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
3.1	Registrant’s Restated Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (2)
3.3	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (3)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (2)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)
3.6	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (2)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 (4)

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 (4)

3.9	Amended and Restated Bylaws (5)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule of Investments

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended April 30, 1997
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for period ended June 30, 2007
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2007

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.
Date: August 7, 2009	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer
/s/ James M. Lynch
James M. Lynch, Chief Financial Officer