Form 10-Q
period 2009-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2009-11-06
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     x        No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __     Accelerated filer   x            Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___    No   x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,505,036 shares of common stock, par value $0.01 per share, outstanding on November 6, 2009.

UNIVERSAL INSURANCE HOLDINGS, INC.
TABLE OF CONTENTS

Page No.

PART I: FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of September 30, 2009 and the related Condensed Consolidated Statements of Operations for the nine-month and three-month periods ended September 30, 2009 and 2008 and Cash Flows for each of the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Blackman Kallick LLP

Chicago, Illinois

November 6, 2009

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2009	2008
Cash and cash equivalents	$ 275,042,884	$ 256,964,637
Investments
Fixed maturities held to maturity, at amortized cost	-	4,334,405
Fixed maturities available for sale, at fair value	18,575,023	-
Equity securities available for sale, at fair value	70,785,948	1,314,370
Real estate, net	3,322,298	3,399,609
Prepaid reinsurance premiums	207,851,243	173,046,776
Reinsurance recoverables	48,631,361	44,009,847
Premiums receivable, net	44,307,299	40,358,720
Receivable from securities	5,386,709	-
Accrued investment income	96,092	102,187
Other receivables	5,232,569	2,545,292
Income taxes recoverable	907,597	2,482,923
Property and equipment, net	1,114,877	864,125
Deferred policy acquisition costs, net	9,116,132	407,946
Deferred income taxes	7,783,514	14,113,463
Other assets	823,134	692,612
Total assets	$ 698,976,680	$ 544,636,912

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$ 98,263,500	$ 87,947,774
Unearned premiums	293,494,305	258,489,460
Accounts payable	3,205,674	3,147,260
Bank overdraft	20,258,937	15,699,930
Payable for securities	8,182,205	1,273,941
Reinsurance payable, net	79,948,331	23,984,248
Income taxes payable	235,571	-
Dividends payable	4,516,460	-
Other accrued expenses	22,960,397	14,680,443
Advance premium	16,016,282	12,860,201
Long-term debt	25,000,000	25,000,000
Total liabilities	572,081,662	443,083,257

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,087	1,387
Authorized shares - 1,000,000
Issued shares - 108,640 and 138,640
Outstanding shares - 108,640 and 138,640
Minimum liquidation preference - $288,190 and $1,419,700
Common stock, $.01 par value	402,528	401,578
Authorized shares - 55,000,000
Issued shares - 40,253,019 and 40,158,019
Outstanding shares - 37,644,036 and 37,542,172
Treasury shares, at cost - 1,747,983 and 1,709,847 shares	(7,571,305)	(7,381,768)
Common stock held in trust, at cost - 861,000 and 906,000 shares	(697,410)	(733,860)
Additional paid-in capital	35,706,602	33,587,414
Accumulated other comprehensive income, net of taxes	4,615,739	24,834
Retained earnings	94,437,777	75,654,070
Total stockholders' equity	126,895,018	101,553,655
Total liabilities and stockholders' equity	$ 698,976,680	$ 544,636,912

The accompanying notes to Condensed Consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine		For the Three
	Months Ended September 30,		Months Ended September 30,
	2009	2008	2009	2008
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$ 436,610,689	$ 394,304,531	$ 134,626,400	$ 124,718,631
Ceded premiums written	(328,518,186)	(275,284,862)	(104,152,022)	(91,295,102)
Net premiums written	108,092,503	119,019,669	30,474,378	33,423,529
(Increase) decrease in net unearned premium	(200,377)	(9,679,531)	2,283,358	4,659,359
Premiums earned, net	107,892,126	109,340,138	32,757,736	38,082,888
Net investment income	1,385,007	3,628,472	586,525	1,109,770
Realized gains on investments	13,588,681	-	12,136,072	-
Foreign currency gains on investments	6,156,945	-	6,084,629	-
Commission revenue	23,413,086	20,526,922	8,105,468	6,677,703
Other revenue	4,214,347	3,658,373	1,312,617	1,304,663

Total premiums earned and other revenues	156,650,192	137,153,905	60,983,047	47,175,024

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	68,695,552	53,861,445	23,768,729	23,619,417
General and administrative expenses	36,789,168	29,316,796	18,674,744	11,832,474

Total operating costs and expenses	105,484,720	83,178,241	42,443,473	35,451,891

INCOME BEFORE INCOME TAXES	51,165,472	53,975,664	18,539,574	11,723,133

Income taxes, current	16,127,712	22,006,536	7,178,058	3,968,670
Income taxes, deferred	3,446,852	(909,992)	(153,004)	381,809
Income taxes, net	19,574,564	21,096,544	7,025,054	4,350,479

NET INCOME	$ 31,590,908	$ 32,879,120	$ 11,514,520	$ 7,372,654

Basic net income per common share	$ 0.84	$ 0.88	$ 0.31	$ 0.20
Weighted average of common shares
outstanding - Basic	37,601,409	37,448,000	37,625,013	37,500,000

Fully diluted net income per share	$ 0.78	$ 0.81	$ 0.28	$ 0.19
Weighted average of common shares
outstanding - Diluted	40,374,409	40,530,000	40,671,509	39,926,000

Cash dividend declared per common share	$ 0.34	$ 0.20	$ -	$ 0.10

	For the Nine		For the Three
	Months Ended September 30,		Months Ended September 30,
	2009	2008	2009	2008
Comprehensive Income:
Net income	$ 31,590,908	$ 32,879,120	$ 11,514,520	$ 7,372,654
Change in net unrealized gains on investments, net of tax	4,590,905	-	(3,638,071)	-

Comprehensive Income	$ 36,181,813	$ 32,879,120	$ 7,876,449	$ 7,372,654

The accompanying notes to Condensed Consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held in Trust	Treasury Stock	Total Stockholders' Equity
	For the Nine Months Ended September 30, 2009
Balance,
December 31, 2008	$40,158,019	$138,640	$ 401,578	$ 1,387	$33,587,414	$75,654,070	$ 24,834	$ (733,860)	$(7,381,768)	$ 101,553,655

Issuance of common
shares	20,000		200		21,800					22,000

Preferred stock
conversion	75,000	(30,000)	750	(300)	(450)					-

Release of shares
from SGT					136,550			36,450	(189,537)	(16,537)

Stock compensation
plans					1,421,332					1,421,332

Net income						31,590,908				31,590,908

Tax benefit on exercise
of stock options					49,549					49,549

Amortization of deferred
compensation					490,407					490,407

Declaration of dividends						(12,807,201)				(12,807,201)

Net unrealized gains on
investments, net of
tax effect of $2,883,096							4,590,905			4,590,905

Balance,
September 30, 2009	$40,253,019	$108,640	$ 402,528	$ 1,087	$35,706,602	$94,437,777	$ 4,615,739	$ (697,410)	$(7,571,305)	$ 126,895,018

	For the Nine Months Ended September 30, 2008
Balance,
December 31, 2007	$39,307,103	$138,640	$ 393,072	$ 1,387	$24,779,798	$50,724,674		$(2,349,000)	$ (974,746)	$ 72,575,185

Issuance of common
shares	1,516,000		15,157		2,505,370				(3,407,234)	(886,707)

Release of shares
from SGT					25,330			1,615,140	(4,041,705)	(2,401,235)

Repurchase of common
vshares									(2,999,788)	(2,999,788)

Retirement of treasury
shares	(965,084)		(9,651)		(4,032,054)				4,041,705	-

Stock compensation
plans					3,372,832					3,372,832

Net income						32,879,120				32,879,120

Tax benefit on exercise
of stock options					5,706,780					5,706,780

Amortization of deferred
compensation					231,245					231,245

Declaration of dividends						(7,647,004)				(7,647,004)

Balance,
September 30, 2008	$39,858,019	$138,640	$ 398,578	$ 1,387	$32,589,301	$75,956,790		$ (733,860)	$(7,381,768)	$ 100,830,428

The accompanying notes to Condensed Consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net Income	$ 31,590,908	$ 32,879,120
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	1,056,636	1,184,144
Depreciation	336,075	352,877
Amortization of cost of stock options	1,421,332	3,372,831
Amortization of restricted stock grant	490,407	231,246
Realized gains on investments	(13,588,681)	-
Foreign currency gains on investments	(6,108,112)	-
Net amortization of premium / accretion of discount	203,653	20,911
Deferred taxes	3,446,852	(909,991)
Tax benefit on exercise of stock options	(13,531)	(4,677,743)
Other	130,121	-
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(34,804,467)	(6,344,061)
Reinsurance recoverables	(4,621,514)	(3,346,013)
Premiums receivable	(5,005,214)	(8,509,666)
Accrued investment income	7,113	(196,404)
Other receivables	(2,817,396)	(1,811,946)
Income taxes recoverable	1,624,875	841,597
Deferred acquisition costs, net	(8,708,186)	-
Deferred ceding commission, net	-	253,280
Other assets	(171,583)	(253,224)
Unpaid losses and loss adjustment expenses	10,315,726	6,375,956
Unearned premiums	35,004,845	16,023,592
Accounts payable	58,414	(830,894)
Reinsurance payable	55,964,083	31,616,636
Taxes payable	235,571	-
Other accrued expenses	8,279,954	2,822,272
Advance premium	3,156,081	3,925,117
Net cash provided by operating activities	77,483,962	73,019,637
Cash flows from investing activities
Purchases of fixed maturities	(206,473,797)	(4,369,500)
Proceeds from sales of fixed maturities	203,451,919	-
Purchases of equity securities, available for sale	(131,231,211)	-
Proceeds from sales of equity securities, available for sale	79,069,631	-
Capital expenditures and building improvements	(509,517)	(443,314)
Net cash used in investing activities	(55,692,975)	(4,812,814)
Cash flows from financing activities
Bank overdraft	4,559,007	16,972,799
Preferred stock dividend	(22,462)	(37,462)
Common stock dividend	(8,268,279)	(7,126,470)
Issuance of common stock	22,000	130,530
Acquisition of treasury stock	(16,537)	(6,418,257)
Tax benefit on exercise of stock options	13,531	4,677,743
Repayments of loans payable	-	(2,820)
Net cash (used in) provided by financing activities	(3,712,740)	8,196,063

Net increase in cash and cash equivalents	18,078,247	76,402,886
Cash and cash equivalents at beginning of period	256,964,637	216,685,954
Cash and cash equivalents at end of period	$ 275,042,884	$ 293,088,840
Non cash items:
Dividends accrued	$ 4,516,460	$ 3,724,218

The accompanying notes to Condensed Consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Basis of Presentation

Our unaudited Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Universal Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity. The Condensed Consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted.

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

The Company performed an evaluation of its investments classified as available for sale and has determined that as of September 30, 2009, it held equity securities with unrealized losses in the aggregate amount of $577,379 and fixed maturities with unrealized losses in the aggregate amount of $15,800. The Company held no securities for which impairment is other-than-temporary.

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

Long-term debt: The Company’s long-term debt was held at a carrying value of $25,000,000 as of September 30, 2009 and December 31, 2008. The fair value of long-term debt as of September 30, 2009 was estimated based on discounted cash flows utilizing interest rates currently offered for similar products and determined to be $17,728,045.

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

In order to reduce credit risk for amounts due from reinsurers, UPCIC and American Platinum Property & Casualty Insurance Company (“APPCIC”) seek to do business with financially sound reinsurance companies and regularly evaluate the financial strength of all reinsurers used. UPCIC’s largest reinsurer, Everest Reinsurance Company, has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. As of September 30, 2009 and December 31, 2008, UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus:

	As of September 30,	As of December 31,
Reinsurer	2009	2008
Everest Reinsurance Company	$ 193,874,970	$ 168,444,284
Florida Hurricane Catastrophe Fund	-	31,445,808

Total	$ 193,874,970	$ 199,890,092

As of September 30, 2009 and December 31, 2008, UPCIC did not have any unsecured recoverables from unauthorized reinsurers exceeding 3% of UPCIC’s statutory surplus.

Stock Compensation. The compensation expense for the stock compensation plans that has been charged against income before income taxes was $1,421,332 and $3,372,832 for the nine-month periods ended September 30, 2009 and 2008, respectively, with a corresponding deferred income tax benefit of $548,279 and $1,301,070, respectively. As of September 30, 2009 the total unrecognized compensation cost related to nonvested share-based compensation granted under the stock compensation plans was

$341,661. The cost is expected to be recognized over a weighted average period of 1.0 years. The Company periodically issues restricted common stock as compensation. These restricted stock awards are expensed ratably over their respective vesting periods.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Recognition and Presentation of Other-than-Temporary Impairments”, which amends the criteria for the recognition of other-than-temporary impairments (“OTTI”) for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI was recorded in earnings in the period of recognition. This guidance is effective for interim and annual periods ending after June 15, 2009, and requires a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. This guidance is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance requires fair value disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This guidance is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

In May 2009, the FASB issued guidance on “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

In June 2009, the FASB issued guidance on “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification as the sole source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) promulgated under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company in the third quarter of 2009. The FASB Accounting Standards Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of this guidance changed the Company’s references to U.S. GAAP accounting standards but did not have an effect on the results of operations or financial position of the Company.

3.     Insurance Operations

Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled. UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term. At September 30, 2009, UPCIC was servicing approximately 536,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $293,494,305 and in-force premiums of approximately $563,000,000.  At December 31, 2008, UPCIC was servicing 461,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $258,489,460 and in-force premiums of approximately $518,200,000.

The wind mitigation discounts mandated by the Florida legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on UPCIC’s premiums and net income. The following table reflects the effect of wind mitigation credits received by UPCIC policyholders:

		Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
06/01/2007	1.90%	$ 6,284,697	$ 487,866,319	1.27%
12/31/2007	11.80%	$ 31,951,623	$ 500,136,287	6.00%
03/31/2008	16.90%	$ 52,398,215	$ 501,523,343	9.46%
06/30/2008	21.30%	$ 74,185,924	$ 508,411,721	12.73%
09/30/2008	27.28%	$ 97,802,322	$ 515,560,249	15.95%
12/31/2008	31.10%	$ 123,524,911	$ 514,011,138	19.38%
03/31/2009	36.30%	$ 158,229,542	$ 530,029,572	22.99%
06/30/2009	40.40%	$ 188,053,342	$ 544,646,437	25.67%
09/30/2009	43.04%	$ 210,291,783	$ 554,378,761	27.50%

4.      Reinsurance

Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contracts. Reinsurance premiums, losses and loss adjustment expenses (“LAE”) are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

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

UPCIC’s in-force policyholder coverage for windstorm exposures as of September 30, 2009 was approximately $114.7 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

The total cost of UPCIC’s multiple line excess reinsurance program effective June 1, 2009 through May 31, 2010 is $3,000,000 of which UPCIC’s cost is 50%, or $1,500,000, and the quota share reinsurers’ cost is the remaining 50%. The total cost of UPCIC’s property per risk reinsurance program effective June 1, 2009 through May 31, 2010 is $400,000.

Excess Catastrophe

Effective June 1, 2009 through May 31, 2010, under excess catastrophe contracts, UPCIC obtained catastrophe coverage of $627,000,000 in excess of $160,000,000 covering certain loss occurrences including hurricanes. The coverage of $627,000,000 in excess of $160,000,000 has a second full limit available to UPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable.

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

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (“SBA”). Under the reimbursement agreement, FHCF would reimburse UPCIC, for each loss occurrence during the contract year for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2009 to May 31, 2010, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF. The estimated coverage is 90% of $1,134,600,000 in excess of $429,000,000. The estimated premium for this coverage is $64,232,626.

Also at June 1, 2009, the FHCF made available, and UPCIC obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program (the “ICBUI Program”) offered by the FHCF, such as UPCIC. This particular layer of coverage at June 1, 2009 is $10,000,000 in excess of $28,200,000. The premium for this coverage is $5,000,000.

On October 30, 2009, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly.  The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2009 - 2010 contract year is projected to be $18.998 billion over the 12-month period following the estimate.  The SBA also referred to its report entitled, “October 2009 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity.  The Report estimated that the FHCF’s minimum 12-month loss reimbursement capacity is $14.998 billion and its maximum 12-month loss reimbursement capacity is $21.998 billion. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for the 2009 - 2010 contract year, which corresponds to FHCF loss reimbursement capacity of $17.175 billion.  By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity.  In addition, the cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.

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

Effective June 1, 2009 through December 31, 2009, the Company obtained $60,000,000 of coverage via a catastrophe risk-linked transaction contract in the event UPCIC’s catastrophe coverage is exhausted.  The total cost of the Company’s risk-linked transaction contract is $11,100,000.

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

The total cost of UPCIC’s multiple line excess reinsurance program effective June 1, 2008 through May 31, 2009 is $2,058,270 of which UPCIC’s cost is 50%, or $1,029,135, and the quota share reinsurers’ cost is the remaining 50%. The total cost of UPCIC’s property per risk reinsurance program effective June 1, 2008 through May 31, 2009 is $394,562.

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

UPCIC also obtained coverage from the FHCF, which is administered by the SBA. Under the reimbursement agreement, FHCF would reimburse UPCIC, with respect to each loss occurrence during the contract year for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2008 to May 31, 2009, the SBA made available through the 2007 passage of House Bill 1A an additional $12 billion (Temporary Increase in Coverage Limit - TICL) of Florida Hurricane Catastrophe Fund coverage for the 2008 wind season. UPCIC purchased both the traditional FHCF coverage as well as the TICL FHCF coverage for the contract year June 1, 2008 to May 31, 2009. As of December 31, 2008, the estimated coverage is 90% of $1,514,348,584 in excess of $305,438,476. The premium for this coverage is $59,077,813.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008

	Premiums	Premiums	Loss and Loss	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment	Written	Earned	Adjustment
			Expenses			Expenses
Direct	$436,610,689	$401,605,845	$139,259,179	$394,304,531	$378,280,937	$107,105,622
Ceded	(328,518,186)	(293,713,719)	(70,563,627)	(275,284,862)	(268,940,799)	(53,244,177)

Net	$108,092,503	$107,892,126	$ 68,695,552	$119,019,669	$109,340,138	$ 53,861,445

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008

	Premiums	Premiums	Loss and Loss	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment	Written	Earned	Adjustment
			Expenses			Expenses
Direct	$ 134,626,400	$139,207,538	$ 48,330,038	$124,718,631	$128,626,371	$ 46,907,087
Ceded	(104,152,022)	(106,449,802)	(24,561,309)	(91,295,102)	(90,543,483)	(23,287,670)
Net	$ 30,474,378	$ 32,757,736	$ 23,768,729	$ 33,423,529	$ 38,082,888	$ 23,619,417

Other Amounts:

Prepaid reinsurance premiums and reinsurance recoverables as of September 30, 2009 and December 31, 2008 were as follows:

	As of September 30,	As of December 31,
	2009	2008

Prepaid reinsurance premiums	$ 207,851,243	$ 173,046,776

Reinsurance recoverable on unpaid losses and LAE	$ 48,223,623	$ 43,228,416
Reinsurance recoverable on paid losses	407,738	781,431
Reinsurance recoverables	$ 48,631,361	$ 44,009,847

The Company has determined that a right of offset exists between UPCIC and its reinsurers, under its quota share reinsurance treaties. Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as follows:

	As of September 30,	As of December 31,
	2009	2008
Reinsurance payable, net of ceding commissions
due from reinsurers	$ 134,622,833	$ 60,099,512
Inuring premiums receivable	(54,674,502)	(36,115,264)
Reinsurance payable, net	$ 79,948,331	$ 23,984,248

5.     Investments

Major sources of net investment income, are summarized as follows:

	For the Nine Months Ended September 30,
	2009	2008
Cash and cash equivalents	$ 253,073	$ 3,757,365
Fixed maturities	1,136,568	38,889
Equity securities	634,362	-
Total investment income	2,024,003	3,796,254
Less investment expenses	(638,996)	(167,782)

Net investment income	$ 1,385,007	$ 3,628,472

As of September 30, 2009 and December 31, 2008, the Company’s investments consisted of cash, cash equivalents, and investments with carrying values of $364,403,855 and $262,613,412, respectively.

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

Cash and cash equivalents consisted of checking, repurchase and money market accounts with carrying values of $275,042,884 and $256,964,637 as of September 30, 2009 and December 31, 2008, respectively, held at the following financial institutions:

	As of September 30, 2009
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	0	38,800,321	38,800,321	43.9%
Evergreen Investment Management
Company, L.L.C.	0	401,901	401,901	2.1%
SunTrust Bank	425,436	0	425,436	0.5%
SunTrust Bank Institutional
Asset Services	0	217,151,927	217,151,927	47.3%
Wachovia Bank, N.A.	893,392	0	893,392	0.3%
The Bank of New York Mellon	0	12,269,581	12,269,581	4.8%
All Other Banking Institutions	501,312	4,599,014	5,100,326	1.1%
	1,820,140	273,222,744	275,042,884	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

	As of December 31, 2008
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	0	161,072,107	161,072,107	62.7%
Evergreen Investment Management	0	10,575,615	10,575,615	4.1%
Company, L.L.C.
SunTrust Bank Institutional
Asset Services	0	81,703,268	81,703,268	31.8%
All Other Banking Institutions	417,830	3,195,817	3,613,647	1.4%
	417,830	256,546,807	256,964,637	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

Investments are classified into three categories: held to maturity, trading securities or available for sale. Investments classified as held to maturity include debt securities that the Company has the positive intent and ability to hold to maturity. Held to maturity securities are reported at amortized cost. Investments classified as available for sale include debt and equity securities that are not classified as held to maturity or as trading security investments. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity, namely Other Comprehensive Income. The Company did not hold any trading securities at September 30, 2009 or December 31, 2008.

During the nine-month period ended September 30, 2009, the Company sold US Treasury Notes, originally intended to be held to maturity, and purchased US Treasury Inflation Index Bonds in order to reduce the effects of inflation on the Company’s overall investment portfolio. These US Treasury Notes had a carrying value of $4,170,864, were sold for $4,244,851 and a gain of $73,987 was recognized. The Company reclassified its held to maturity securities being carried at an amortized cost of $57,773,720 to available for sale securities and recorded net unrealized losses of $85,965 concurrently with the sale of the US Treasury Notes.

The following table shows the realized gains for fixed maturities and equity securities for the nine-month and three-month periods ended September 30, 2009. There were no realized gains for the nine-month and three-month periods ended September 30, 2008.

Nine Months Ended
September 30, 2009
	Gains (Losses)	Fair Value at Sale
Fixed maturities, available for sale	$ 5,369,899	$ 203,451,920
Equity securities	12,284,782	56,425,089
Total realized gains	$ 17,654,681	$ 259,877,009

Equity securities	(4,066,000)	28,031,251
Total realized losses	$ (4,066,000)	$ 28,031,251

Net realized gains on investments	$ 13,588,681	$ 287,908,260

Three Months Ended
September 30, 2009
	Gains (Losses)	Fair Value at Sale
Fixed maturities, available for sale	$ 5,295,912	$ 199,207,068
Equity securities	10,906,160	45,028,907
Total realized gains	$ 16,202,072	$ 244,235,975

Equity securities	(4,066,000)	28,031,251
Total realized losses	$ (4,066,000)	$ 28,031,251

Net realized gains on investments	$ 12,136,072	$ 272,267,226

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at September 30, 2009 and December 31, 2008 follows.

September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - available for sale:
US government and agency obligations	$ 18,554,508	$ 36,315	$ (15,800)	$ 18,575,023
Total fixed maturities - available for sale	$ 18,554,508	$ 36,315	$ (15,800)	$ 18,575,023

Equity securities	$ 63,251,989	$ 8,111,338	$ (577,379)	$ 70,785,948

December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - held to maturity:
US government and agency obligations	$ 4,334,405	$ 125,760	$ -	$ 4,460,165
Total fixed maturities - held to maturity	$ 4,334,405	$ 125,760	$ -	$ 4,460,165

Equity securities	$ 1,273,941	$ 40,738	$ (309)	$ 1,314,370

The table below reflects the Company’s unrealized investment losses by investment class, aged for length of time in an unrealized loss position as of September 30, 2009.

	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Fixed maturities, available for sale:
US government and agency obligations	1	$ 8,098,015	$ 15,800	-	$ -	$ -

Total fixed maturities, available for sale	1	$ 8,098,015	$ 15,800	-	$ -	$ -

Equity securities:
Common stocks	30	$ 19,662,342	$ 577,379	-	$ -	$ -

Total equity securities	30	$ 19,662,342	$ 577,379	-	$ -	$ -

Unrealized losses on fixed maturities, available for sale, are principally related to rising interest rates and changes in credit spreads. Unrealized losses on equity securities are primarily related to equity market fluctuations. The Company has performed an evaluation of its investment portfolio and concluded that it holds no securities for which an other-than-temporary impairment adjustment to carrying value is warranted.

Below is a summary of fixed maturities at September 30, 2009 and December 31, 2008 by contractual or expected periods.

	September 30, 2009		December 31, 2008
Held-to-maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -	$ 2,626,958	$ 2,674,230
Due after one year through five years	-	-	1,707,447	1,785,935
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-

Total	$ -	$ -	$ 4,334,405	$ 4,460,165

	September 30, 2009		December 31, 2008
Available-for-Sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -	$ -	$ -
Due after one year through five years	176,944	182,589	-	-
Due after five years through ten years	18,377,564	18,392,434	-	-
Due after ten years	-	-	-	-

Total	$ 18,554,508	$ 18,575,023	$ -	$ -

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 12 – Fair Value Disclosure.

6.      Loans Payable and Long-Term Debt

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the SBA under the ICBUI Program. Under the ICBUI Program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $102.7 million. The $25.0 million is invested in a U.S. treasury money market account.

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

As of September 30, 2009 and December 31, 2008, the balances due under the surplus note are shown in the Company’s Condensed Consolidated Balance Sheets as Long-Term Debt with carrying values of $25,000,000.

Repayments of the principal balance of the surplus note are due as follows:

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

Prior to the effective date of the addendum, UPCIC was in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. UPCIC currently remains in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) drops below a net written premium to surplus of 1:1 for three consecutive quarters beginning January 1, 2010 and drops below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; (vii) pays any dividend when principal or interest payments are past due under the surplus note; or (viii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually.

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. As of September 30, 2009, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

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

Interest Expense

Interest expense, comprised primarily of interest on the surplus note, was $573,323 and $1,338,993, respectively, for the nine-month periods ended September 30, 2009 and 2008, and $235,786 and $283,774, respectively, for the three-month periods ended September 30, 2009 and 2008.

7.     Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the nine-month periods ended September 30, 2009 and 2008, the Company expensed claims adjusting fees of $345,000 and $200,000, respectively, to Downes and Associates.

8.     Income Tax Provision

Deferred income taxes as of September 30, 2009 and December 31, 2008 represent the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows:

	As of September 30,	As of December 31,
	2009	2008
Deferred income tax assets:
Unearned premiums	$ 6,607,362	$ 6,591,903
Advanced premiums	1,172,728	886,088
Unpaid losses	1,475,535	1,290,615
Regulatory assessments	151,165	1,662,854
Executive compensation	-	269,942
Shareholder compensation	312,005	409,351
Stock option expense	3,037,700	2,519,346
Accrued wages	414,493	251,948
Allowance for uncollectible receivables	947,646	540,049
Restricted stock grant	80,120	-

Total deferred income tax assets	14,198,754	14,422,096

Deferred income tax liabilities:
Property and equipment	-	(26,617)
Deferred policy acquisition costs, net	(3,516,548)	(157,365)
Restricted stock grant	-	(109,056)
Unrealized gains on investments	(2,898,692)	(15,595)

Total deferred income tax liabilities	(6,415,240)	(308,633)

Net deferred income tax asset	$ 7,783,514	$ 14,113,463

A valuation allowance is deemed unnecessary as of September 30, 2009 and December 31, 2008, respectively because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.
Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

The Company’s earliest open tax year for purposes of examination of its Federal and State of Florida income tax liability due to taxing authorities is the year ended December 31, 2006. The Company’s U.S. Corporation Income Tax Return for the 2006 tax year is currently undergoing examination by the Internal Revenue Service.

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

Stock Options

A summary of the option activity for the nine-month period ended September 30, 2009 is presented below:

		Options Exercisable
					Aggregate
	Number	Option Price per Share			Intrinsic
	of Shares	Low	High	Weighted	Value
Outstanding December 31, 2008	6,650,000	$ 0.50	$ 6.50	$ 3.15	$ 3,795,250
Granted	-
Exercised	(65,000)			$ 3.00
Expired	-
Outstanding September 30, 2009	6,585,000	$ 0.50	$ 6.50	$ 3.15	$ 14,685,300

Common Stock
The following table summarizes the activity relating to shares of the Company’s common stock during the nine-month period ended September 30, 2009:

	Issued	Treasury	Shares	Outstanding
	Shares	Shares	held in trust	Shares
Balance, as of December 31, 2008	40,158,019	(1,709,847)	(906,000)	37,542,172
Options exercised	20,000		45,000	65,000
Shares applied to exercise price and/or income taxes		(38,136)		(38,136)
Preferred stock conversion	75,000			75,000
Balance, as of September 30, 2009	40,253,019	(1,747,983)	(861,000)	37,644,036

Stock Issuances

On March 9, 2009, preferred stockholders converted 30,000 shares of Series A Preferred Stock into 75,000 shares of Common Stock.

On August 26, 2009, the Company issued 20,000 shares of restricted common stock at a price of $1.10 per share to Reed Slogoff, a Director of the Company, pursuant to Mr. Slogoff’s exercise of stock options.

On September 25, 2009, the Company released from the Stock Grantor Trust (“SGT”) 25,000 and 20,000 shares of restricted common stock at prices of $3.80 and $3.90 per share, respectively, to an employee of the Company, pursuant to an exercise of stock options on a “cashless” basis. Of the 45,000 common shares released from the SGT, 6,864 shares of common stock were issued to the individual exercising stock options and 38,136 shares of common stock were retained by the Company as treasury shares.

10.     Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the nine-month and three-month periods ended September 30, 2009 and 2008.

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$31,590,908			$32,879,120
Less: preferred stocks dividends	(22,463)			(37,463)
Income available to common stockholders	$31,568,445	37,601,409	$0.84	$32,841,657	37,448,000	$0.88

Effect of dilutive securities:

Stock options and warrants	-	2,593,855	(0.05)	-	2,514,000	(0.06)
Preferred stock	22,463	179,145	(0.01)	37,463	568,000	(0.01)
Income available to common stockholders and assumed conversion	$31,590,908	40,374,409	$0.78	$32,879,120	40,530,000	$0.81

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$11,514,520			$ 7,372,654
Less: preferred stocks dividends	(4,988)			(12,488)
Income available to common stockholders	$11,509,532	37,625,013	$ 0.31	$ 7,360,166	37,500,000	$0.20

Effect of dilutive securities:

Stock options and warrants	-	2,885,758	(0.03)	-	1,858,000	(0.01)
Preferred stock	4,988	160,738	-	12,488	568,000	0.00
Income available to common stockholders and assumed conversion	$11,514,520	40,671,509	$ 0.28	$ 7,372,654	39,926,000	$0.19

11.     Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis for the nine-month and three-month periods ended September 30, 2009 are as follows:

	For the Nine Months			For the Three Months
	Ended September 30, 2009			Ended September 30, 2009
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized gains (losses), net	$ 27,219,627	$ (10,499,971)	$ 16,719,656	$ (24,197,472)	$ 9,367,335	$ (14,830,137)
Less: reclassification adjustments of
realized gains on investments	13,588,681	(5,241,834)	8,346,847	12,136,072	(4,681,490)	7,454,582
Less: reclassification adjustments of
foreign currency gains on investments	6,156,945	(2,375,042)	3,781,903	6,084,629	(2,347,146)	3,737,483

Change in net unrealized gains (losses)
on investments	7,474,001	(2,883,096)	4,590,905	(5,976,771)	2,338,700	(3,638,071)

Other comprehensive income	$ 7,474,001	$ (2,883,096)	$ 4,590,905	$ (5,976,771)	$ 2,338,700	$ (3,638,071)

12.     Subsequent Events

The Company has evaluated subsequent events through November 6, 2009, the date of issuance of these condensed financial statements.

On October 19, 2009, UPCIC received approval for a premium rate increase for its homeowner’s program within the State of Florida. The premium rate increase, which will average approximately 14.6 percent statewide, was approved by the OIR. The effective dates for the premium rate increase are October 22, 2009 for new business and December 11, 2009 for renewal business.

On November 3, 2009, UPCIC received approval for a premium rate increase for its dwelling fire program within the State of Florida. The premium rate increase, which will average approximately 14.8 percent statewide, was approved by the OIR. The effective dates for the premium rate increase are November 5, 2009 for new business and December 29, 2009 for renewal business.

On November 3, 2009, the Company declared a dividend of $.20 per share on its outstanding Common Stock of the Company to be paid on December 4, 2009 to the shareholders of record of the Company at the close of business on November 16, 2009. The company expects to pay an aggregate dividend of approximately $7,528,808.

13.     Fair Value Disclosure

Financial assets and financial liabilities recorded on the Condensed Consolidated Balance Sheets at fair value as of September 30, 2009 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value Measurements
	Level 1	Level 2	Level 3	Total

US government obligations and agencies	$ 18,575,023	$ -	$ -	$ 18,575,023
Equity securities	70,785,948	-	-	70,785,948

Total invested assets	$ 89,360,971	$ -	$ -	$ 89,360,971

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

The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing. The Company’s primary product is homeowners’ insurance. The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC’s portfolio as of September 30, 2009 includes approximately 526,000 policies with coverage for wind risks and 10,000 policies without wind risks. The average premium for a policy with wind coverage is approximately $1,061 and the average premium for a policy without wind coverage is approximately $464. UPCIC had in-force premiums of approximately $563.0 million as of September 30, 2009.

The OIR requires applicants to have a minimum capitalization of $5.0 million to be eligible to operate as an insurance company in the State of Florida. Upon being issued an insurance license, companies must maintain capitalization of the greater of ten percent of the insurer’s total liabilities or $4.0 million. If an insurance company’s capitalization falls below the minimum requirements, then the company will be deemed out of compliance with OIR requirements, which could result in revocation of the participant’s license to operate as an insurance company in the State of Florida. UPCIC’s statutory capital and surplus was $102,653,241 at September 30, 2009 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiaries, has sought to position itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market. Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC was servicing approximately 536,000 homeowners’ and dwelling fire insurance policies as of September 30, 2009. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. To diversify UPCIC’s product lines, UPCIC underwrites inland marine policies. In February 2008, UPCIC filed a request with the National Flood Insurance Program (“NFIP”) to become authorized to write and service flood insurance policies under the WYO Program. Management may consider underwriting other types of policies in the future. Any such program will require OIR approval. See Item 2 below, Competition under “Factors Affecting Operating Results and Market Price of Stock” for a discussion of the material conditions and uncertainties that may affect UPCIC’s ability to obtain additional policies.

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

The Company joined the Russell 3000® Index on June 26, 2009. According to publicly available information provided on Russell’s Web site, annual reconstitution of Russell’s U.S. indices captures the 3,000 largest U.S. stocks as of the end of May, ranking them by total market capitalization. Membership in the Russell 3000, which remains in place for one year, means automatic inclusion in the large-cap Russell 1000® Index or small-cap Russell 2000® Index as well as the appropriate growth and value style indices. Russell determines membership for its equity indices primarily by objective, market-capitalization rankings and style attributes. Russell indices are widely used by investment managers and institutional investors for index funds and as benchmarks for both passive and active investment strategies. The Company believes that its inclusion in the Russell 3000® Index will lead to additional visibility in the investment community.

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

Analysis of Financial Condition - As of September 30, 2009 Compared to December 31, 2008

The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans. The Company held cash and cash equivalents at September 30, 2009 and December 31, 2008 of $275,042,884 and $256,964,637, respectively.

The Company believes that premiums will be sufficient to meet the Company’s working capital requirements for at least the next twelve months. The Company’s policy is to invest amounts considered to be in excess of current working capital requirements.

The Company used cash and cash equivalents to increase its aggregate fixed maturities and equity securities to $89,360,971 as of September 30, 2009 from $5,648,775 as of December 31, 2008 in order to more conservatively limit its exposure to the volatility in the current banking environment.

The following table summarizes, by type, the carrying values of the Company’s investments:

	As of September 30,	As of December 31,
Type of Investment	2009	2008
Cash and cash equivalents	$ 275,042,884	$ 256,964,637
Fixed maturities, held to maturity	-	4,334,405
Fixed maturities, available for sale	18,575,023	-
Equity securities, available for sale	70,785,948	1,314,370
Real estate	3,322,298	3,399,609
	$ 367,726,153	$ 266,013,021

UPCIC's liability for Reinsurance Payable increased $55,964,083 to $79,948,331 during the nine-month period ended September 30, 2009 from $23,984,248 as of year-end 2008, primarily due to changes in UPCIC’s reinsurance program effective June 1, 2009 and the timing of settlements with reinsurers.

As of September 30, 2009 and December 31, 2008, the Company had federal and state income taxes recoverable of $907,597 and $2,482,923, respectively. The change in the recoverable consisted primarily of the current year provision for income taxes in the amount of $16,127,712 and estimated tax payments of $14,149,000.

Results of Operations - Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net income decreased 3.9% to $31,590,908 for the nine-month period ended September 30, 2009 from $32,879,120 for the nine-month period ended September 30, 2008. The Company’s earnings per diluted share were $0.78 for the 2009 period versus $0.81 in the same period last year. Even though there was an increase in the number of homeowners’ and dwelling fire insurance policies serviced by the Company and increases in direct premiums written during the nine-month period ending September 30, 2009, the Company experienced a decrease in net income during this period due primarily to increases in ceded premiums earned and losses and loss adjustment expenses incurred as described below.

Comprehensive income increased 10.0% to $36,181,813 for the nine-month period ended September 30, 2009 from $32,879,120 for the nine-month period ended September 30, 2008 as a result of the aforementioned decrease in net income and an increase in the change in net unrealized gains on investments, net of tax, of $4,590,905 that comprises an increase in net unrealized gains of $7,474,001, net of taxes of $2,883,096. The change in net unrealized gains on investments, net of tax, relate to market value fluctuations within the Company’s investment portfolio during the nine-month period ended September 30, 2009.  The Company had no realized gains on investments or changes in unrealized gains on investments during the three-month period ended September 30, 2008 as the Company did not hold any fixed maturities or equity securities during that period.

Direct premiums written increased 10.7% to $436,610,689 during the nine-month period ending September 30, 2009 from $394,304,531 in the same period of 2008. As of September 30, 2009 and December 31, 2008, UPCIC was servicing approximately 536,000 and 461,000 homeowners’ and dwelling fire insurance policies, respectively, with in-force premiums of approximately $563,000,000 and $518,200,000, respectively.

Net premiums earned decreased 1.3% to $107,892,126 for the nine-month period ended September 30, 2009 from $109,340,138 for the nine-month period ended September 30, 2008. The decrease is due to a decrease in net premiums written. The higher volume of state-

required wind mitigation premium discounts had a significant negative effect on the Company’s premium volume and net income.

On October 19, 2009, UPCIC received approval for a premium rate increase for its homeowner’s program within the State of Florida. The premium rate increase, which will average approximately 14.6 percent statewide, was approved by the OIR. The effective dates for the premium rate increase are October 22, 2009 for new business and December 11, 2009 for renewal business. UPCIC expects the approved premium rate increases to have a favorable effect on premiums written and earned in future months as new and renewal policies are written at the higher rates.

On November 3, 2009, UPCIC received approval for a premium rate increase for its dwelling fire program within the State of Florida. The premium rate increase, which will average approximately 14.8 percent statewide, was approved by the OIR. The effective dates for the premium rate increase are November 5, 2009 for new business and December 29, 2009 for renewal business. UPCIC expects the approved premium rate increases to have a favorable effect on premiums written and earned in future months as new and renewal policies are written at the higher rates.

Although total direct premiums earned increased 6.2% in the nine-month 2009 period compared to the same period in 2008, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits. As of September 30, 2009, UPCIC was servicing approximately 536,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $563,000,000, or an average of $1,050 per policy. The comparable average in-force premium per policy as of September 30, 2008 was $1,151. Consequently, as a result of increased losses and LAE in connection with the servicing of additional policies, the direct loss and LAE ratio increased significantly for the 2009 period. The Company expects the aforementioned premium rate increases approved by OIR to favorably effect the amount of in-force premium per policy as new and renewal policies are written at the higher rates.

Net investment income decreased 61.8% to $1,385,007 for the nine-month period ended September 30, 2009 from $3,628,472 for the nine-month period ended September 30, 2008. Net investment income is comprised primarily of interest and dividends. The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the nine-month period ended September 30, 2009.

Realized gains on investments increased to $13,588,681 for the nine-month period ended September 30, 2009 from $0 for the nine-month period ended September 30, 2008. The increase is due to the expansion of the Company’s investment portfolio into fixed maturities and equity securities and the related sales of certain of these securities.

Foreign currency gains on investments increased to $6,156,945 for the nine-month period ended September 30, 2009 from $0 for the nine-month period ended September 30, 2008. The increase is due to the expansion of the Company’s investment portfolio into foreign-denominated fixed maturities and equity securities and the related sales of certain of these securities.

Commission revenue increased 14.1% to $23,413,086 for the nine-month period ended September 30, 2009 from $20,526,922 for the nine-month period ended September 30, 2008. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in managing general agent’s policy fee income of approximately $1,786,000 and an increase in reinsurance commission sharing of $1,116,000.

Other revenue increased 15.2% to $4,214,347 for the nine-month period ended September 30, 2009 from $3,658,373 for the nine-month period ended September 30, 2008. The increase is primarily due to a higher volume of fees earned on payment plans offered to policyholders by UPCIC.

Net losses and LAE increased 27.5% to $68,695,552 for the nine-month period ended September 30, 2009 from $53,861,445 for the nine-month period ended September 30, 2008. During the third quarter of 2008, the Company incurred net losses and LAE of approximately $2.9 million related to tropical storm Fay.  While there was an absence of incurred net losses and LAE related to adverse weather events during the third quarter of 2009, the Company incurred an increase in net losses and LAE in connection with the servicing of additional policies.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 63.7% and 49.3% during the nine-month periods ended September 30, 2009 and 2008, respectively, and were comprised of the following components:

	Nine months ended September 30, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$139,259,179	$70,563,627	$68,695,552
Premiums earned	$401,605,845	$293,713,719	$107,892,126
Loss & LAE ratios	34.7%	24.0%	63.7%

	Nine months ended September 30, 2008
	Direct	Ceded	Net
Loss and loss adjustment expenses	$107,105,622	$53,244,177	$53,861,445
Premiums earned	$378,280,937	$268,940,799	$109,340,138
Loss & LAE ratios	28.3%	19.8%	49.3%

The ceded loss and LAE ratio for the nine-month period ended September 30, 2009 was 24.0% compared to 19.8% for the nine-month period ended September 30, 2008. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty and higher total reinsurance costs in the 2009 period compared to the 2008 period.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and the Company’s results of operations and financial position. During the nine-month periods ended September 30, 2009 and 2008, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC’s and the Company’s catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of UPCIC’s reinsurance program.

General and administrative expenses increased 25.5% to $36,789,168 for the nine-month period ended September 30, 2009 from $29,316,796 for the nine-month period ended September 30, 2008. The increase in general and administrative expenses was primarily due to increased salaries for existing employees and higher employee count due to business growth. Also, ceding commissions decreased as a result of the quota share reinsurance commission rate reduction to 25% for the 2009 - 2010 contract year from 31% for the 2008 - 2009 contract year. Deferred policy acquisition costs were also affected by this rate reduction.

Federal and state income taxes decreased 7.2% to $19,574,564 for the nine-month period ended September 30, 2009 from $21,096,544 for the nine-month period ended September 30, 2008. Federal and state income taxes were 38.3% of pretax income for the nine-month period ended September 30, 2009, and 39.1% for the nine-month period ended September 30, 2008. The decrease is primarily due to lower income before income taxes.

Results of Operations - Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net income increased 56.2% to $11,514,520 for the three-month period ended September 30, 2009 from $7,372,654 for the three-month period ended September 30, 2008. The Company’s earnings per diluted share were $0.28 for the 2009 period versus $0.19 in the same period last year. There was an increase in the number of homeowners’ and dwelling fire insurance policies serviced by the Company and increases in direct premiums written during the three-month period ending September 30, 2009.

Comprehensive income increased 6.8% to $7,876,449 for the three-month period ended September 30, 2009 from $7,372,654 for the three-month period ended September 30, 2008 as a result of the aforementioned increase in net income and a decrease in net unrealized gains on investments, net of tax, of $3,638,071.  Certain unrealized gains on investments, as of June 30, 2009, were realized in the third quarter as those securities were sold and the gains were then realized.  Additionally, the change in net unrealized gains on investments, net of tax, was also impacted by market value fluctuations within the Company’s investment portfolio during the three-month period ended September 30, 2009.  Net unrealized gains as of September 30, 2009 were $7,474,001 as compared to $13,450,772 as of June 30, 2009, a decrease of $5,976,771. Income taxes on unrealized gains as of September 30, 2009 were $2,883,096 as compared to $5,221,796 as of June 30, 2009, a decrease of $2,338,700. The Company had no realized gains on investments or changes in unrealized gains on investments during the three-month period ended September 30, 2008 as the Company did not hold any fixed maturities or equity securities during that period.

Direct premiums written increased 7.9% to $134,626,400 during the three-month period ending September 30, 2009 from $124,718,631 in the same period of 2008. As of September 30, 2009 and December 31, 2008, UPCIC was servicing approximately 536,000 and 461,000 homeowners’ and dwelling fire insurance policies, respectively, with in-force premiums of approximately $563,000,000 and $518,200,000, respectively.

Net premiums earned decreased 14.0% to $32,757,736 for the three-month period ended September 30, 2009 from $38,082,888 for the three-month period ended September 30, 2008. The decrease is due to a decrease in net premiums written. The higher volume of state-required wind mitigation premium discounts had a significant negative effect on the Company’s premium volume and net income.

On October 19, 2009, UPCIC received approval for a premium rate increase for its homeowner’s program within the State of Florida. The premium rate increase, which will average approximately 14.6 percent statewide, was approved by the OIR. The effective dates for the premium rate increase are October 22, 2009 for new business and December 11, 2009 for renewal business. UPCIC expects the approved premium rate increases to have a favorable effect on premiums written and earned in future months as new and renewal policies are written at the higher rates.

On November 3, 2009, UPCIC received approval for a premium rate increase for its dwelling fire program within the State of Florida. The premium rate increase, which will average approximately 14.8 percent statewide, was approved by the OIR. The effective dates for the premium rate increase are November 5, 2009 for new business and December 29, 2009 for renewal business. UPCIC expects the approved premium rate increases to have a favorable effect on premiums written and earned in future months as new and renewal policies are written at the higher rates.

Although total direct premiums earned increased 8.2% in the three-month 2009 period compared to the same period in 2008, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits. As of September 30, 2009, UPCIC was servicing approximately 536,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $563,000,000, or an average of $1,050 per policy. The comparable average in-force premium per policy as of September 30, 2008 was $1,151. The Company expects the aforementioned premium rate increases approved by OIR to favorably effect the amount of in-force premium per policy as new and renewal policies are written at the higher rates.

Net investment income decreased 47.1% to $586,525 for the three-month period ended September 30, 2009 from $1,109,770 for the three-month period ended September 30, 2008. Net investment income is comprised primarily of interest and dividends. The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the three-month period ended September 30, 2009.

Realized gains on investments increased to $12,136,072 for the three-month period ended September 30, 2009 from $0 for the three-month period ended September 30, 2008. The increase is due to the expansion of the Company’s investment portfolio into fixed maturities and equity securities and the related sales of certain of these securities.

Foreign currency gains on investments increased to $6,084,629 for the three-month period ended September 30, 2009 from $0 for the three-month period ended September 30, 2008. The increase is due to the expansion of the Company’s investment portfolio into foreign-denominated fixed maturities and equity securities and the related sales of certain of these securities.

Commission revenue increased 21.4% to $8,105,468 for the three-month period ended September 30, 2009 from $6,677,703 for the three-month period ended September 30, 2008. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in reinsurance commission sharing of approximately $1,130,000, and an increase in managing general agent’s policy fee income of approximately $303,000.

Other revenue increased 0.6% to $1,312,617 for the three-month period ended September 30, 2009 from $1,304,663 for the three-month period ended September 30, 2008. The increase is primarily due to a higher volume of fees earned on payment plans offered to policyholders by UPCIC.

Net losses and LAE increased 0.6% to $23,768,729 for the three-month period ended September 30, 2009 from $23,619,417 for the three-month period ended September 30, 2008.  During the third quarter of 2008, the Company incurred net losses and LAE of approximately $2.9 million related to tropical storm Fay. While there was an absence of incurred net losses and LAE related to adverse weather events during the third quarter of 2009, the Company incurred an increase in net losses and LAE in connection with the servicing of additional policies.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 72.6% and 62.0% during the three-month periods ended September 30, 2009 and 2008, respectively, and were comprised of the following components:

	Three months ended September 30, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$ 48,330,038	$ 24,561,309	$ 23,768,729
Premiums earned	$139,207,538	$ 106,449,802	$ 32,757,736
Loss & LAE ratios	34.7%	23.1%	72.6%

	Three months ended September 30, 2008
	Direct	Ceded	Net
Loss and loss adjustment expenses	$46,907,087	$23,287,670	$23,619,417
Premiums earned	$128,626,371	$90,543,483	$38,082,888
Loss & LAE ratios	36.5%	25.7%	62.0%

The ceded loss and LAE ratio for the three-month period ended September 30, 2009 was 23.1% compared to 25.7% for the three-month period ended September 30, 2008. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty and higher total reinsurance costs in the 2009 period compared to the 2008 period.

General and administrative expenses increased 57.8% to $18,674,744 for the three-month period ended September 30, 2009 from $11,832,474 for the three-month period ended September 30, 2008. The increase in general and administrative expenses was due to several factors, including increased salaries for existing employees and higher employee count due to business growth. Also, ceding commissions decreased as a result of the quota share reinsurance commission rate reduction to 25% for the 2009 - 2010 contract year from 31% for the 2008 - 2009 contract year. Deferred policy acquisition costs were also affected by this rate reduction.

Federal and state income taxes increased 61.5% to $7,025,054 for the three-month period ended September 30, 2009 from $4,350,479 for the three-month period ended September 30, 2008. Federal and state income taxes were 37.9% of pretax income for the three-month period ended September 30, 2009, and 37.1% for the three-month period ended September 30, 2008. The increase is primarily due to higher income before income taxes.

Liquidity and Capital Resources

Overview

The Company’s primary sources of cash flow are the receipt of premiums, commissions, policy fees investment income, reinsurance recoverables and short-term loans.

The Company expects that its current capital resources will be sufficient to meet anticipated working capital requirements for the next twelve months. There can be no assurances, however, that such will be the case.

Cash Flows Provided by Operating Activities

For the nine-month periods ended September 30, 2009 and 2008, cash flows provided by operating activities were $77,483,962 and $73,019,637, respectively. The increase in cash flows provided by operating activities relate primarily to the following reasons.

Adjustments to reconcile net income to net cash provided by operating activities for realized gains on investments and foreign currency gains on investments were $13,588,681 and $6,108,112 for the nine month period ended September 30, 2009 and $0 for the nine month period ended September 30, 2008. The increase in realized gains and foreign currency gains on investments relate to sales of fixed maturities and equity securities sold during the 2009 period.

The decrease in cash provided by operating activities from net changes in prepaid reinsurance premiums were $34,804,467 and $6,344,061 for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase of $28,460,406 relates primarily to additional catastrophe reinsurance coverage purchased by the Company during the 2009 period.

The increase in cash provided by operating activities from net changes in unearned premiums were $35,004,845 and $16,023,592 for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase of $18,981,253 relates primarily to an increase in direct written premiums.

The increase in cash provided by operating activities from net changes in reinsurance payable were $55,964,083 and $31,616,636 for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase of $24,347,447 relates primarily to the timing of the settlement of balances with UPCIC’s reinsurers.

Cash flows provided by operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company’s investment portfolio is highly liquid as it consists of cash, cash equivalents, and readily-marketable securities.

Cash Flows Used in Investing Activities

For the nine-month periods ended September 30, 2009 and 2008, cash flows used in investing activities were $55,692,975 and $4,812,814, respectively. The following table summarizes the activity in investments during the nine-month periods ended September 30, 2009 and 2008:

	Nine months ended
	September 30, 2009	September 30, 2008

Beginning Balance - January 1	$ 5,648,775	$ -

Purchases of fixed maturities	206,473,797	4,369,500
Purchases of equity securities	138,139,475	-
Net amort of prem / accretion of discount	(203,653)	(20,911)
Sales of fixed maturities	(203,451,919)	-
Sales of equity securities	(84,456,340)	-
Realized gains on investments	13,588,679	-
Foreign currency gains on investments	6,108,112	-
Unrealized gains	7,514,045	-

Ending Balance - September 30	$ 89,360,971	$ 4,348,589

The amounts presented in the Statement of Cash Flows for purchases and sales of equity securities differ from the amounts shown in the table above by $8,182,205 and $5,386,709, respectively. These amounts represent securities with trade dates on or before September 30, 2009 that settled in October 2009.

The Company’s purchases and sales of fixed maturities and equity securities increased significantly in the 2009 period as compared to the 2008 period. As previously described, the Company benefited from realized gains and foreign currency gains on the sales of these securities as the Company took advantage of opportunities presented in the financial markets.

Cash Flows Used in / Provided by Financing Activities

For the nine-month periods ended September 30, 2009 and 2008, cash flows used in financing activities were $3,712,740 and cash flows provided by financing activities were $8,196,063, respectively. The decrease in cash flows provided by financing activities relate primarily to a decrease of $12,413,792 in the amount provided by bank overdrafts. The Company’s bank overdrafts relate primarily to outstanding checks for loss and LAE payments and premium refunds to policyholders not yet presented for payment on the Company’s bank accounts as compared to cash balances on deposit in those accounts.

Available Cash

The Company held cash and cash equivalents at September 30, 2009 of $275,042,884. Of that amount, $239,839,166 was held by UPCIC, most of which is available to pay claims or relates to policyholder surplus. Accordingly, cash and cash equivalents in UPCIC are not available to buy back Company stock or pay Company dividends. A portion of those claims paid by the Company would be recoverable through the Company’s catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment. As of December 31, 2008, the Company held cash and cash equivalents of $256,964,637.

Cash Dividends

On January 16, 2009, the Company’s Board of Directors declared a dividend of $0.10 per share on its outstanding common stock. The dividend was paid on March 4, 2009 to stockholders of record as of February 12, 2009 in the aggregate amount of $3,754,217. On March 4, 2009, the Company’s Board of

Directors declared a dividend of $0.12 per share on its outstanding common stock. The dividend was paid on May 4, 2009 to stockholders of record as of April 9, 2009 in the aggregate amount of $4,514,061. On June 16, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share on its outstanding common stock. The dividend was paid on October 23, 2009 to stockholders of record as of September 3, 2009 in the aggregate amount of $4,516,461.

On November 3, 2009, the Company declared a dividend of $.20 per share on its outstanding Common Stock of the Company to be paid on December 4, 2009 to the shareholders of record of the Company at the close of business on November 16, 2009. The company expects to pay an aggregate dividend of approximately $7,528,808.

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

Legislative Initiatives

The State of Florida operates Citizens to provide insurance to Florida homeowners in high-risk areas and others without private insurance options. As of September 30, 2009, there were 1,064,287 Citizens policies in force. In January 2007, the State of Florida passed legislation that froze property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permitted insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. In May 2008, the Florida legislature extended a freeze on Citizens rates through January 2010. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, or if UPCIC purchases additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity, the cost of UPCIC’s reinsurance program may increase, which could affect UPCIC’s profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

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

The Company’s investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. As of September 30, 2009, the Company held approximately 20.8% of investments in fixed income available for sale securities and 79.2% in equity securities considered available for sale. The Company may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost. The Company does not use any swaps, options, futures or forward contracts to hedge or enhance the investment portfolio at this time. In the future, the Company may use swaps, options, futures or forward contracts to hedge unrealized gains.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the nine-month periods ended September 30, 2009 and 2008:

	Nine-Months Ended September 30,
	2009	2008

Cash and cash equivalents	$ 253,073	$ 3,757,365
Fixed maturities	1,136,568	38,889
Equity securities	634,362	-
Total investment income	2,024,003	3,796,254
Less investment expenses	(638,996)	(167,782)

Net investment income	$ 1,385,007	$ 3,628,472

The following table summarizes, by type, the Company’s investments as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Fixed maturities, held to maturity, at amortized cost:
US government and agency obligations	$ -	0.0%	$ 4,334,405	76.7%
Total fixed maturities, held to maturity, at amortized cost	-	0.0%	4,334,405	76.7%
Fixed maturities, available for sale, at fair value:
US government and agency obligations	18,575,023	20.8%	-	0.0%
Equity securities, at market	70,785,948	79.2%	1,314,370	23.3%

Total investments	$ 89,360,971	100.0%	$ 5,648,775	100.0%

Fixed maturities, held to maturity, are carried on the balance sheet at amortized cost. Fixed maturities, available for sale, are carried on the balance sheet at fair value. At September 30, 2009, the fixed maturities had quality ratings ranging from AAA to Aaa by Moody’s Investors Service, Inc. and AAA by Standard and Poors’ Company.

Below is a summary of fixed maturities at September 30, 2009 and December 31, 2008 by contractual or expected periods.

	September 30, 2009		December 31, 2008
Held-to-Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -	$ 2,626,958	$ 2,674,230
Due after one year through five years	-	-	1,707,447	1,785,935
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-

Total	$ -	$ -	$ 4,334,405	$ 4,460,165

	September 30, 2009		December 31, 2008
Available-for-Sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -	$ -	$ -
Due after one year through five years	176,944	182,589	-	-
Due after five years through ten years	18,377,564	18,392,434	-	-
Due after ten years	-	-	-	-

Total	$ 18,554,508	$ 18,575,023	$ -	$ -

At September 30, 2009, the weighted average maturity of the fixed maturities portfolio was approximately 7.51 years.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
3.1	Registrant’s Restated Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (2)
3.3	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (3)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (2)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)
3.6	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (2)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 (4)

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 (4)

3.9	Amended and Restated Bylaws (5)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-

14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule of Investments

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended April 30, 1997
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for period ended June 30, 2007
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2007

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.
Date: November 6, 2009	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer
/s/ James M. Lynch
James M. Lynch, Chief Financial Officer (Principal Accounting Officer)