Form 10-K
period 2009-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2010-03-16
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-20848

UNIVERSAL INSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0231984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 West Commercial Blvd., Suite 100, Fort Lauderdale, Florida 33309
(Address of principal executive offices)

Registrant’s telephone number, including area code:    (954) 958-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	NYSE Amex Equities

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ]	Yes	[X]	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[ ]	Yes	[X]	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	[X]	Yes	[ ]	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
	[ ]	Yes	[ ]	No
[ ]
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2009: $91,432,207.

Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of March 5, 2010: 39,154,431

DOCUMENTS INCORPORATED BY REFERENCE

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

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

INSURANCE BUSINESS

The Company’s primary product is homeowners’ insurance.  The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes.  Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure.  UPCIC’s portfolio as of December 31, 2009 includes approximately 531,000 policies with coverage for wind risks and 10,000 policies without wind risks.  The average premium for a policy with wind coverage is approximately $1,059 and the average premium for a policy without wind coverage is approximately $465.

As of December 31, 2009, the geographical distribution of UPCIC’s policies-in-force and total insured values in the state of Florida were as follows:

County	Total Policies	%	Total Insured Value	%
Miami-Dade, Broward
& Palm Beach	170,795	31.81%	$36,560,594,399	31.73%
Pinellas &
Hillsborough	68,153	12.69%	$14,688,426,845	12.75%
Lee & Collier	61,365	11.43%	$12,117,598,272	10.52%
Brevard &
Indian River	30,220	5.63%	$6,346,766,734	5.51%
Manatee & Sarasota	34,112	6.35%	$6,321,468,335	5.49%
Escambia	23,017	4.29%	$6,112,521,550	5.30%
St. Lucie & Martin	27,425	5.11%	$5,802,604,573	5.04%
Duval	13,126	2.44%	$2,606,652,926	2.26%
All Other Counties	108,720	20.25%	$24,654,372,445	21.40%
Total	536,933	100.00%	$115,211,006,079	100.00%

As of December 31, 2009, UPCIC’s aggregate portfolio in North Carolina, South Carolina and Hawaii included approximately 4,000 policies with a total insured value of approximately $1.6 billion.

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

Atlas Premium Finance Company is a wholly owned subsidiary of the Company and offers premium finance services to policyholders of UPCIC.  Blue Atlantic Reinsurance Corporation (“BARC”) is a wholly owned subsidiary of the Company and licensed as a reinsurance intermediary broker.  Universal Logistics Corporation (“ULC”) is a wholly owned subsidiary of the Company that assists with operational duties associated with the day-to-day business of the Company.

UPCIC applied for expansion to write homeowners’ insurance policies in four additional states. Those states are Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, August 18, 2008, September 30, 2008, and January 29, 2009, UPCIC was licensed to transact insurance business within the States of South Carolina, Hawaii, North Carolina, and Georgia, respectively.  The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted.  UPCIC has commenced writing homeowners policies in South Carolina, North Carolina and Hawaii.  In addition, UPCIC has filed to offer flood insurance through the National Flood Insurance Program (“NFIP”) and continues to evaluate policy administration requirements for the program in light of expected updates.

The Company filed an application with the Florida Office of Insurance Regulation (“OIR”) on June 23, 2008 to open a second property and casualty subsidiary, Infinity Property and Casualty Insurance Company (“Infinity”), in the State of Florida. The Company intends for this new subsidiary to write homeowners, multi peril and inland marine coverage on homes valued in excess of $1.0 million. UPCIC offers limits and coverage on homes valued at less than $1,000,000.  Additionally, the Company intends for the new subsidiary to write excess flood insurance on homes valued in excess of $250,000.  On October 1, 2008, the Company signed a consent order agreeing to the terms and conditions for the issuance of a certificate of authority to Infinity.   The final approval and issuance of the certificate of authority was granted on December 2, 2008 by the OIR.  Infinity was renamed American Platinum Property and Casualty Insurance Company (“American Platinum”).  As of December 31, 2009, American Platinum had not yet underwritten any policies.

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

Insurance Operations

Management has implemented several rate changes to strengthen UPCIC’s financial condition.  On UPCIC’s Homeowner’s Program (“HO”), premium rate increases averaging 9.9% and 13.2% statewide were approved by the Florida OIR and implemented with effective dates in May 2006 and October 2006, respectively.  On UPCIC’s Dwelling Fire Program (“DP”), premium rate increases averaging 11.2% and 30.6% statewide were also approved by the OIR and implemented with effective dates in May 2006 and September 2006, respectively.  However, a rate filing mandated by the Florida Legislature in 2007 due to a new law presumed to reduce insurers’ reinsurance costs resulted in rate decreases averaging 11.1% statewide HO and 2.3% statewide DP was approved by the OIR and integrated into UPCIC’s rates on June 1, 2007.  This had an adverse effect on UPCIC’s premium volume.  The effect of these rate decreases on existing policies and the corresponding premium decreases in direct written premium were completed on May 31, 2008. In addition, UPCIC implemented premium discounts resulting from wind mitigation efforts by policyholders.  Such discounts were mandated by the Florida Legislature and became effective June 1, 2007 for new business, and August 1, 2007 for renewal business.  Additionally, a rate decrease of 4.1% statewide HO and a rate decrease of 0.2% statewide DP were approved by the OIR and implemented with effective dates in January 2008 for the HO program and March 2008 for the DP program.  The effect of these rate decreases is reflected in UPCIC’s book of business and the full impact of the premium decreases on direct premiums written was realized in January 2009 for the HO program and March 2009 for the DP program. Finally, UPCIC filed two premium rate changes for HO and DP with the Florida OIR in the calendar year 2009, which were both approved.  The first requested statewide average rate increase of 4.8% HO was approved by the OIR and was implemented in UPCIC’s rates on February 27, 2009 for new business and April 19, 2009 for renewal business. The first requested statewide average rate increase of 4.7% DP was approved by the OIR and was implemented in UPCIC’s rates on March 2, 2009 for new business and April 21, 2009 for renewal business.  The second requested statewide average rate increase of 14.6% HO was approved by the OIR and was implemented in UPCIC’s rates on October 22, 2009 for new business and December 11, 2009 for renewal business.  The second requested statewide average rate increase of 14.8% DP was approved by OIR and was implemented in UPCIC’s rates on November 5, 2009 for new business and December 29, 2009 for renewal business.

The wind mitigation discounts mandated by the Florida Legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on UPCIC’s premiums and net income.  The following table reflects the effect of wind mitigation credits received by UPCIC policyholders:

		Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.90%	$ 6,284,697	$ 487,866,319	1.27%
12/31/2007	11.80%	$ 31,951,623	$ 500,136,287	6.00%
3/31/2008	16.90%	$ 52,398,215	$ 501,523,343	9.46%
6/30/2008	21.30%	$ 74,185,924	$ 508,411,721	12.73%
9/30/2008	27.28%	$ 97,802,322	$ 515,560,249	15.95%
12/31/2008	31.10%	$ 123,524,911	$ 514,011,138	19.38%
3/31/2009	36.30%	$ 158,229,542	$ 530,029,572	22.99%
6/30/2009	40.40%	$ 188,053,342	$ 544,646,437	25.67%
9/30/2009	43.04%	$ 210,291,783	$ 554,378,761	27.50%
12/31/2009	45.20%	$ 219,974,130	$ 556,577,449	28.30%

Insurers like UPCIC fully experience the impact of rate or discount changes more than 12 months after they are implemented because their policies renew throughout the year.  Although insurers may seek to rectify any problems through subsequent rate increase filings with the OIR, there is no assurance that the OIR and the insurers will agree on the amount of rate change that is needed.  In addition, any adjustments to the insurers’ rates similarly take more than 12 months to be fully integrated into the insurers’ business.

Management of Exposure to Catastrophic Losses

UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes.  As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and will price its policies accordingly.  UPCIC’s exposure to catastrophic losses arises principally out of hurricanes and windstorms.  Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective.  UPCIC also continues to actively explore and analyze credible scientific evidence, including the potential impact of global climate change, that may affect the ability to manage exposure under its policies as well as the potential impact of laws and regulations intended to combat climate change.

UPCIC protects itself against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of hurricane season on June 1 of each year.  For the 2009 hurricane season, UPCIC purchased reinsurance coverage up to approximately the “114 year Probable Maximum Loss” (“PML”).  UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes.  UPCIC’s catastrophe reinsurance program currently covers three events up to amounts that will vary depending on the coverage exhausted in the prior event(s). However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely or cost-effectively obtain reinsurance.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage  provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations.  For the year June 1, 2009 through May 31, 2010, UPCIC has coverage to approximately the 114-year Probable Maximum Loss (PML).  For the 2008 hurricane season, UPCIC had coverage to approximately the 145-year PML. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk.  Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities.  Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output.  For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 114-year PML represents a 0.877% Annual Probability of Exceedance).  It is

estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time.  It is the 99th percentile of the annual loss distribution.

Reliance on Third Parties and Reinsurers

UPCIC relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks.  UPCIC’s intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements.  For the 2009 hurricane season, UPCIC’s reinsurance agreements transfer the risk of loss with a net retention of $50,000,000 ($75,000,000 net of $25,000,000 retained by the Company under the excess catastrophe contract) with coverage up to approximately the 114 year PML in a first event scenario, a net retention of $16,000,000 in a second event scenario and a net retention of $16,000,000 in a third event scenario up to an amount that will vary depending on the coverage exhausted in the prior event(s). These amounts may change in the future. There is no assurance UPCIC will be able to obtain reinsurance at these levels in the future, which could potentially result in a material adverse effect to the Company should a catastrophic event occur.

Reinsurance

The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC.  Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC’s results.  Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers.  In addition, UPCIC obtains a significant portion of its reinsurance coverage from the Florida Hurricane Catastrophe Fund (“FHCF”). There is no guaranty the FHCF will be able to honor its obligations.  On October 30, 2009, the Florida State Board of Administration (“SBA”) published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly.  The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2009 - 2010 contract year is projected to be $18.998 billion over the 12-month period following the estimate.  The SBA also referred to its report entitled, “October 2009 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity.  The Report estimated that the FHCF’s minimum 12-month loss reimbursement capacity is $14.998 billion and its maximum 12-month loss reimbursement capacity is $21.998 billion. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for the 2009 - 2010 contract year, which corresponds to FHCF loss reimbursement capacity of $17.175 billion.  By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity.  In addition, the cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.

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

Adequacy of Liabilities for Losses

The liabilities for losses and loss adjustment expenses (“LAE”) periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.  The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC’s liabilities estimates.  The inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses can be more pronounced during periods of rapid growth in written premiums such as UPCIC experienced during 2007 and 2006.  UPCIC relies on industry data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and adequate liabilities. Furthermore, factors such as storms and weather conditions, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC’s future loss experience. Accordingly, there can be no assurance that UPCIC’s liabilities will be adequate to cover ultimate loss development.  The profitability and financial condition of UPCIC and the Company could be adversely affected to the extent that its liabilities are inadequate.

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

Liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to UPCIC and the final settlement than do property claims. Liability claims often involve third parties filing suit and the ensuing litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time with the vast majority of these claims resulting in an adjustment without litigation.

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

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Balance at beginning of year	$ 87,947,774	$ 68,815,500
Less reinsurance recoverable	(43,384,469)	(37,587,445)

Net balance at beginning of year	44,563,305	31,228,055

Incurred related to:
Current year	97,630,002	75,118,459
Prior years	8,503,133	6,219,667

Total incurred	106,133,135	81,338,126

Paid related to:
Current year	52,388,374	44,281,614
Prior years	34,011,226	23,721,262

Total paid	86,399,600	68,002,876

Net balance at end of year	64,296,840	44,563,305
Plus reinsurance recoverable	62,900,913	43,384,469

Balance at end of year	$ 127,197,753	$ 87,947,774

As a result of changes in estimates of insured events in prior years, the provision of losses and LAE, net of related reinsurance recoverables increased by $8,503,132 and $6,219,667 in 2009 and 2008, respectively, principally as a result of actual loss development on prior year non-catastrophe losses during the years ended December 31, 2009 and 2008.

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

	Years Ended
	December 31, 2009	December 31, 2008
	(in thousands)

Unpaid Loss and LAE, net	$15,165	$13,390
IBNR loss and LAE, net	49,132	31,173
Total unpaid loss and LAE, net	$64,297	$44,563

Reinsurance recoverable on unpaid loss and LAE	$15,811	$14,779
Reinsurance recoverable on IBNR loss and LAE	47,090	28,605
Total reinsurance recoverable on unpaid loss and LAE	$62,901	$43,384

The following Liability for Unpaid Losses and LAE re-estimates table illustrates the change over time of the direct reserves established for unpaid losses and LAE for UPCIC at the end of the last eleven calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive re-estimates of the original recorded reserve as of the end of each successive year which is the result of UPCIC's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The table also presents the gross re-estimated liability as of the end of the latest re-estimation period, with separate disclosure of the related re-estimated reinsurance recoverable. The Liability for Unpaid Losses and LAE re-estimates table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Unfavorable reserve re-estimates are shown in this table in parentheses. Amounts in the table are shown in thousands.

					Years Ended December 31,
	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999

Balance Sheet Liability	127,198	87,948	68,806	49,554	66,986	57,843	7,652	7,223	6,050	3,080	2,808
Cumulative paid as of:
One year later		70,066	52,676	42,600	79,392	66,221	4,209	4,236	7,431	3,232	1,899
Two years later			71,217	54,879	103,434	81,051	5,492	5,293	7,506	3,999	2,058
Three years later				64,845	111,881	92,696	6,114	5,592	8,055	4,175	2,178
Four years later					118,591	95,177	6,977	5,894	8,256	4,482	2,301
Five years later						97,847	7,280	6,077	8,422	4,523	2,315
Six years later							7,460	6,124	8,489	4,554	2,323
Seven years later								6,242	8,527	4,663	2,341
Eight years later									8,535	4,700	2,395
Nine years later										4,706	2,405
Ten years later											2,405

Balance Sheet Liability	127,198	87,948	68,806	49,554	66,986	57,843	7,652	7,223	6,050	3,080	2,808
One year later		107,656	80,133	68,129	118,774	74,025	6,708	6,016	8,675	4,419	2,463
Two years later			87,299	69,687	125,184	95,291	6,049	6,311	8,171	4,707	2,313
Three years later				73,676	124,174	101,262	6,676	5,850	8,596	4,691	2,439
Four years later					125,331	100,913	7,243	6,119	8,441	4,764	2,432
Five years later						101,525	7,498	6,210	8,541	4,654	2,335
Six years later							7,634	6,239	8,578	4,654	2,443
Seven years later								6,294	8,591	4,703	2,441
Eight years later									8,577	4,715	2,395
Nine years later										4,709	2,405
Ten years later											2,405

Cumulative redundancy (deficiency)		(19,708)	(18,493)	(24,122)	(58,345)	(43,682)	18	929	(2,527)	(1,629)	403

The following Liability for Unpaid Losses and LAE re-estimates table illustrates the change over time of the reserves, net of reinsurance, established for unpaid losses and LAE for UPCIC at the end of the last eleven calendar years.

	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Gross Reserves for Unpaid
Claims and Claims Expense	127,198	87,948	68,806	49,554	66,986	57,843	7,652	7,223	6,050	3,080	2,808
Reinsurance Recoverable	62,901	43,385	37,583	32,364	60,852	56,276	6,315	5,632	3,219	1,893	1,404
Balance Sheet Liability	64,297	44,563	31,223	17,190	6,134	1,567	1,337	1,591	2,831	1,187	1,404
Cumulative paid as of:
One year later		34,171	23,714	20,049	12,896	1,213	943	692	3,646	1,202	932
Two years later			31,756	23,393	23,831	11,510	1,143	1,010	3,678	1,515	1,010
Three years later				26,987	25,510	21,771	1,319	1,130	3,903	1,598	1,070
Four years later					28,034	23,162	1,454	1,274	3,999	1,709	1,131
Five years later						25,490	1,496	1,340	4,082	1,728	1,139
Six years later							1,527	1,357	4,105	1,743	1,142
Seven years later								1,382	4,121	1,788	1,152
Eight years later									4,124	1,803	1,178
Nine years later										1,805	1,183
Ten years later											1,183

Balance Sheet Liability	64,297	44,563	31,223	17,190	6,134	1,567	1,337	1,591	2,831	1,187	1,404
One year later		53,226	37,578	29,193	25,306	4,119	1,460	1,260	4,223	1,630	1,194
Two years later			39,953	30,532	30,979	22,707	1,280	1,374	3,971	1,824	1,137
Three years later				31,316	31,219	28,208	1,466	1,237	4,149	1,817	1,201
Four years later					31,523	28,568	1,529	1,386	4,090	1,825	1,196
Five years later						28,638	1,561	1,401	4,142	1,792	1,149
Six years later							1,562	1,411	4,144	1,793	1,202
Seven years later								1,405	4,151	1,802	1,202
Eight years later									4,144	1,808	1,178
Nine years later										1,806	1,183
Ten years later											1,183

Cumulative redundancy (deficiency)		(8,663)	(8,730)	(14,126)	(25,389)	(27,071)	(225)	186	(1,313)	(619)	221
Percent		-19.4%	-28.0%	-82.2%	-413.9%	-1727.6%	-16.8%	11.7%	-46.4%	-52.1%	15.7%
Gross Reestimated Liability-Latest		107,656	87,299	73,676	125,331	101,525	7,634	6,294	8,577	4,709	2,405
Reestimated Recovery-Latest		54,430	47,346	42,360	93,808	72,887	6,072	4,889	4,433	2,903	1,222
Net Reestimated Liability-Latest		53,226	39,953	31,316	31,523	28,638	1,562	1,405	4,144	1,806	1,183
Gross cumulative redundancy (deficiency)		(19,708)	(18,493)	(24,122)	(58,345)	(43,682)	18	929	(2,527)	(1,629)	403

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

The following table sets forth the statutory loss ratios, expense ratios and combined ratios for the periods indicated for UPCIC. The ratios are net of reinsurance, including catastrophe reinsurance premiums which comprise a significant cost, and inclusive of loss adjustment expenses.  The ratios shown in the table below are computed based upon statutory accounting principles. The expense ratio includes management fees and commissions paid by UPCIC to an affiliate in the amount of $46,437,196 in 2009 and $43,447,820 in 2008.

	Years Ended December 31,
	2009	2008

Loss Ratio	83%	56%
Expense Ratio	56%	32%
Combined Ratio	139%	88%

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

Financial Stability Rating

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company’s sales.  Demotech, Inc. maintains a letter scale financial stability rating system ranging from A″ (A double prime) to L (licensed by state regulatory authorities).  On October 8, 2009, Demotech, Inc. affirmed UPCIC’s financial stability rating of A, which is the fourth highest of six rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have “… exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.”  With a financial stability rating of A, the Company expects that UPCIC’s property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.  The rating of UPCIC is subject to at least annual review by, and may be revised downward or revoked at the sole discretion of, Demotech, Inc.

In November 2008, Demotech sent UPCIC a letter entitled Recent Events Affecting Financial Stability Ratings for Florida Property and Casualty Insurance Companies Require Supplemental Information. The letter provides Demotech’s perspective and expectations relative to the reported short term liquidity issues facing the FHCF. Specifically, the letter stated that an extension of Financial Stability Ratings beyond May 15, 2009 would require definitive financial information regarding participation in the FHCF, documentation of bridge loans or alternative financing mechanisms that provide liquidity during a period in which the FHCF would be raising capital, and any other precaution or protection regarding reinsurance collectability or catastrophe reinsurance. UPCIC subsequently implemented plans to address the FHCF liquidity issue and provided Demotech an update regarding UPCIC’s actions to address the FHCF liquidity issue.

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

Employees

As of February 28, 2010, the Company had 217 full-time employees. None of the Company’s employees are represented by a labor union. The Company has an employment agreement with Bradley I. Meier, President and Chief Executive Officer of the Company, Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company and James M. Lynch, Executive Vice President and Chief Financial Officer of the Company. See “Executive Compensation--Employment Agreements.”  The Company also has employment agreements with certain employees that do not serve in an executive capacity at the Company.

Available Information

Our internet address is http://www.universalinsuranceholdings.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission (“SEC”).  The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations

           We utilize a number of strategies to mitigate our risk exposure, such as:

•	engaging in rigorous underwriting;

•	carefully evaluating terms and conditions of our policies; and

•	ceding reinsurance.

           However, there are inherent limitations in all of these tactics and no assurance can be given that an event or series of events will not result in loss levels in excess of our probable maximum loss models, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition or results of operations.

           These risks may be heightened during difficult economic conditions such as those currently being experienced in the Florida and elsewhere.

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

Additionally, the Company is required to participate in guaranty funds for impaired or insolvent insurance companies. The funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

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

Risks Relating to Investments

We may experience reduced returns or losses on our investments especially during periods of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

The returns on our investment portfolio may be reduced or we may incur losses as a result of changes in general economic conditions, interest rates, real estate markets, fixed income markets, equity markets, alternative investment markets, credit markets, exchange rates, global capital market conditions and numerous other factors that are beyond our control.

The worldwide financial markets experience high levels of volatility during certain periods, which could have an increasingly adverse impact on the U.S. and foreign economies. The financial market volatility and the resulting negative economic impact could continue and it is possible that it may be prolonged, which could adversely affect our current investment portfolio, make it difficult to determine the value of certain assets in our portfolio and/or make it difficult for us to purchase suitable investments that meet our risk and return criteria. These factors could cause us to realize less than expected returns on invested assets, sell investments for a loss or write off or write down investments, any of which could have a material adverse effect on our results of operations or financial condition.

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

Difficult conditions in the economy generally could adversely affect our business and operating results

Economists now believe the United States economy has entered into a recessionary period.  The United States economy has experienced widespread job losses, higher unemployment, lower consumer spending, continued declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have affected the ability of borrowers to refinance loans at more affordable rates. We cannot predict the length and severity of a recession, but as with most businesses, we believe a longer or more severe recession could have an adverse effect on our business and results of operations.

A general economic slowdown could adversely affect us in the form of consumer behavior and pressure on our investment portfolio. Consumer behavior could include decreased demand for insurance. In 2008 and 2009, weakness in the housing market and a highly competitive environment contributed to reduced growth in policies in force. Our investment portfolio could be adversely affected as a result of deteriorating financial and business conditions.

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

Changing climate conditions may adversely affect our financial condition, profitability or cash flows

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophic losses have had a significant impact on our historical results. Catastrophes can be caused by various events, including hurricanes, tsunamis, windstorms, earthquakes, hailstorms, explosions, flooding, severe winter weather and fires and may include man-made events, such as terrorist attacks. The incidence, frequency and severity of catastrophes are inherently unpredictable.

Longer-term weather trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. The emerging science regarding climate change and its connection to extreme weather events is far from conclusive. If a connection to increased extreme weather events related to climate change is ultimately proven true, this could increase the frequency and severity of catastrophe losses we experience in both coastal and non-coastal areas.

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

ITEM 4.          RESERVED

PART II

ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the NYSE Amex Equities (“NYSE Amex”) formerly known as the American Stock Exchange, under the symbol UVE.  The Company’s common shares were quoted and traded on the OTC Bulletin Board under the symbol UVIH prior to April 20, 2007 when the Company commenced trading on the NYSE Amex.  The following table sets forth prices of the Common Stock, as reported by the NYSE Amex.

For year ended December 31, 2009	High	Low	Dividends Declared
First Quarter	$4.58	$2.40	$0.22
Second Quarter	$5.96	$3.65	$0.12
Third Quarter	$5.70	$4.45	$0.00
Fourth Quarter	$6.45	$4.95	$0.20

For year ended December 31, 2008	High	Low	Dividends Declared
First Quarter	$7.74	$2.94	$0.10
Second Quarter	$4.93	$3.00	$0.00
Third Quarter	$4.25	$3.14	$0.10
Fourth Quarter	$3.66	$1.75	$0.20

As of December 31, 2009, Continental Stock Transfer and Trust Company, the Company’s transfer agent and registrar, reported 42 shareholders of record of the Company’s Common Stock. There were approximately 6,600 beneficial owners of its Common Stock.

In addition, as of December 31, 2009, there were 2 and 5 shareholders of the Company’s Series A and Series M Preferred Stock (“Preferred Stock”) respectively. During 2009 and 2008, respectively, the Company declared and paid aggregate dividends of $27,450 and $49,950 on the Company’s Series A Preferred Stock and Series M Preferred Stock.

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

  Equity Compensation Plan Information

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of fiscal year ended December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	6,345,000	$3.21	N/A
Total	6,345,000	$3.21	N/A

(1) The number of securities to be issued upon exercise of outstanding options and their corresponding weighted-average exercise price were previously categorized as equity compensation plans approved by security holders.

On October 13, 2009, the Company's Board of Directors approved, and recommended that the Company’s stockholders approve, the 2009 Omnibus Incentive Plan (“Incentive Plan”). On November 16, 2009, the Company’s stockholders approved the Incentive Plan by written consent.

An aggregate of 1,800,000 shares of Common Stock is reserved for issuance and available for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of Common Stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates. The Incentive Plan also provides for awards that are intended to qualify as “performance-based compensation” in order to preserve the deductibility of such compensation by the Company under Section 162(m) of the Internal Revenue Code. As of December 31, 2009, no specific awards had been granted and no commitments had been made under the Incentive Plan. The Incentive Plan shall have a term of ten years expiring on November 16, 2019.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of the Company’s common stock from December 31, 2004 through December 31, 2009 with the cumulative total return of the SNL Insurance P&C and the Amex Composite. SNL Insurance P&C includes all publicly traded (NYSE, NYSE-Alt, NASDAQ, OTC BB, Pink Sheets) Insurance Underwriters in the Property & Casualty sector and was prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company’s common stock and in each of the two indices on December 31, 2004 with all dividends being reinvested on the ex-dividend date.  The closing price of the Company’s common stock on December 31, 2004 (the last trading day of the year) was 0.045 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Universal Insurance Holdings, Inc.	$100.00	$1,711.11	$6,737.68	$18,573.52	$7,045.00	$19,121.01
SNL Insurance P&C	$100.00	$109.31	$127.42	$137.59	$106.50	$115.13
Amex Composite	$100.00	$126.18	$151.34	$177.33	$105.60	$143.17

(1)  The stock prices used to calculate total shareholder return for Universal Insurance Holdings, Inc. are based upon the prices of the Company’s common shares quoted and traded on the OTC Bulletin Board under the symbol UVIH prior to April 20, 2007 and the NYSE Amex on subsequent dates.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
Income statement data:
Direct premiums written	$562,671,620	$511,369,676	$498,748,778	$371,754,514	$88,701,123
Ceded premiums written	(428,384,278)	(360,581,696)	(358,405,016)	(230,718,709)	(67,094,245)
Net premiums written	134,287,342	150,787,980	140,343,762	141,035,805	21,606,878
Decrease (increase) in net unearned premium	7,366,383	(3,374,283)	14,074,690	(86,899,853)	(5,780,896)
Premiums earned, net	141,653,725	147,413,697	154,418,452	54,135,952	15,825,982

Total revenue	210,642,129	182,667,296	188,514,481	65,147,750	19,357,200
Total expenses	164,479,305	116,660,531	98,964,692	38,426,441	13,149,101
Income from continuing operations before income taxes	46,162,824	66,006,765	89,549,789	26,721,309	6,208,099
Income taxes, net	17,375,526	25,969,442	35,547,501	9,477,240	(467,061)
Discontinued Operations	-	-	-	(57,209)	(168,563)

Net Income	$28,787,298	$40,037,323	$54,002,288	$17,186,860	$6,506,597

Balance sheet data:
Total assets	$678,247,300	$544,636,912	$491,193,365	$481,610,424	$181,033,434

Total liabilities	$564,972,843	$443,083,257	$418,618,180	$459,562,506	$171,117,306
Unpaid losses and loss adjustment expenses	$127,197,753	$87,947,774	$68,815,500	$49,564,514	$66,999,956
Unearned premiums	$278,370,544	$258,489,460	$254,741,198	$230,346,266	$50,890,005
Long-term debt	$24,632,353	$25,000,000	$25,000,000	$25,057,266	$-

Total stockholders' equity	$113,274,457	$101,553,655	$72,575,185	$22,047,918	$9,916,128

Earnings per share data
Basic net income per common share from
continuing operations	$0.76	$1.07	$1.52	$0.50	$0.20
Fully diluted net income per common share from
continuing operations	$0.71	$0.99	$1.31	$0.44	$0.19
Dividends declared per common share	$0.54	$0.40	$0.24	$0.18	$-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing.  The Company’s primary product is homeowners’ insurance.  The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes.  Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure.  UPCIC’s portfolio as of December 31, 2009 includes approximately 531,000 policies with coverage for wind risks and 10,000 policies without wind risks.  The average premium for a policy with wind coverage is approximately $1,059 and the average premium for a policy without wind coverage is approximately $465.  UPCIC had in-force premiums of approximately $567.1 million as of December 31, 2009.

The OIR requires applicants to have a minimum capitalization of $5.0 million to be eligible to operate as an insurance company in the State of Florida.  Upon being issued an insurance license, companies must maintain capitalization of the greater of ten percent of the insurer’s total liabilities or $4.0 million.  If an insurance company’s capitalization falls below the minimum requirements, then the company will be deemed out of compliance with OIR requirements, which could result in revocation of the participant’s license to operate as an insurance company in the State of Florida.  UPCIC’s statutory capital and surplus was $87,827,413 at December 31, 2009 and exceeded the minimum capital and surplus requirements.  UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiaries, has sought to position itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market.  Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC was servicing approximately 541,000 homeowners’ and dwelling fire insurance policies as of December 31, 2009. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure.  To diversify UPCIC’s product lines, UPCIC underwrites inland marine policies. In February 2008, UPCIC filed a request with the National Flood Insurance Program to become authorized to write and service flood insurance policies under the WYO Program.  Management may consider underwriting other types of policies in the future.  Any such program will require OIR approval.  See Item 1, Competition under “Factors Affecting Operating Results and Market Price of Stock” for a discussion of the material conditions and uncertainties that may affect UPCIC’s ability to obtain additional policies.

UPCIC applied for expansion to write homeowners’ insurance policies in four additional states. Those states are Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, August 18, 2008, September 30, 2008, and January 29, 2009, UPCIC was licensed to transact insurance business within the States of South Carolina, Hawaii, North Carolina, and Georgia, respectively.  The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted.  UPCIC has commenced writing homeowners policies in South Carolina, North Carolina and Hawaii. In addition, UPCIC has filed to offer flood insurance through the NFIP and continues to evaluate policy administration requirements for the program in light of expected updates.

On May 8, 2009, the Company filed an application to the Texas Department of Insurance to form a separate property and casualty insurance subsidiary to write homeowners coverage in that state.  The Company subsequently withdrew this application and is exploring strategic alternatives for expansion in Texas.

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

Insurance Liabilities. Reserves are established to provide for the estimated costs of paying losses and loss adjustment expenses (“LAE”) under insurance policies UPCIC has issued. Underwriting results are significantly influenced by estimates of losses and LAE reserves. These reserves are an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported ("IBNR"), as of the financial statement date.

Characteristics of Reserves. Reserves are established based on estimates of the ultimate cost to settle claims, less losses that have been paid. Claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. UPCIC’s claim settlement data suggests that homeowners’ property losses have an average settlement time of less than one year, while homeowners’ liability losses generally take an average of about two years to settle.

Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update reserve estimates quarterly as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve re-estimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as losses and LAE in the Consolidated Statements of Operations in the period such changes are determined. Estimating the ultimate cost of losses and LAE is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.

The Actuarial Methods used to Develop Reserve Estimates. Reserves for losses and LAE are determined in three separate steps.  These steps are the estimation of reserves for non-catastrophe loss and defense and cost containment (“DCC”) expenses (hereafter referred to simply as losses), estimation of reserves for hurricane experience, and estimation of reserves for Adjusting and Other (“AO”) expenses.  These three steps are further separated into the analysis of data groupings of like exposure.  These groups are property damage on homeowner policy forms HO-3 and HO-8 combined, property damage on homeowner policy forms HO-4 and HO-6 combined, dwelling fire property damage, all homeowner liability exposure, other liability (the optional liability coverage offered to dwelling fire policyholders), and all hurricane experience combined.

Reserve estimates for non-catastrophe losses are derived using several different actuarial estimation methods that are variations on one primary actuarial technique. That actuarial technique is known as a "chain ladder" estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident year to create an estimate of how losses are likely to develop over time. This technique forms the basis of the six actuarial methods described below.  An accident year refers to classifying claims based on the year in which the claims occurred, regardless of the date it was reported to UPCIC. This analysis is used to prepare estimates of required reserves for payments to be made in the future. The key data elements used to determine our reserve estimates include claim counts, paid losses, paid DCC, case reserves, and the related development factors applicable to this data.

The first method for estimating unpaid amounts for non-hurricane losses is the reported development method.  This method is based upon the assumption that the relative change in a given year’s reported loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points. In utilizing this method, actual annual historical reported loss data is evaluated. Successive years can be arranged to form a triangle of data.  Report-to-report (“RTR”) development factors are calculated to measure the change in cumulative reported losses from one evaluation point to the next. These historical RTR factors form the basis for selecting the RTR factors used in projecting the current valuation of losses to an ultimate basis. In addition, a tail factor is selected to account for loss development beyond the observed experience. The tail factor is based on trends shown in the data and consideration of industry loss development benchmarks. This method’s implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported.

The second method is the paid development method.  This method is similar to the reported development method; however, case reserves are excluded from the analysis. While this method has the disadvantage of not recognizing the information provided by current case reserves, it has the advantage of avoiding potential distortions in the data due to changes in case reserving methodology.  This method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time.

The third method is the reported Bornhuetter-Ferguson (“B-F”) method.  This method is essentially a blend of two other methods. The first method is the loss development method (described above), whereby actual reported losses are multiplied by an expected loss development factor. For slow reporting coverages, the loss development method can lead to erratic and unreliable projections, because a relatively small swing in early reporting periods can result in a large swing in ultimate projections. The second method is the expected loss method (a description of the expected loss method follows the description of the reported B-F method), whereby the incurred but not reported (“IBNR”) estimate equals the difference between a predetermined estimate of expected losses and actual reported losses. This has the advantage of stability, but it does not respond to actual results as they emerge.  The reported B-F method combines these two methods by setting ultimate losses equal to actual reported losses plus expected unreported losses. As an experience year matures and expected unreported losses become smaller, the initial expected loss assumption becomes gradually less important.  Two parameters are needed to apply the B-F method: the initial expected loss ratio and the expected reporting pattern. The initial expected loss ratio for each accident year other than the current year is set equal to the estimated ultimate loss ratio from the prior analysis.  The initial expected loss ratio for the current year is determined based on trends in historical ratios, rate changes, and underlying loss trends.  The expected reporting pattern is based on the reported loss development method described above.  This method is often used for long-tail lines and in situations where the reported loss experience is relatively immature or lacks sufficient credibility for the application of other methods.

As mentioned above, one component of the B-F method is the expected loss method.  In this method, ultimate loss projections are based upon some prior measure of the anticipated losses, usually relative to some measure of exposure, such as premiums, revenues, or payroll.  An expected loss ratio (or loss cost/pure premium) is applied to the measure of exposure to determine estimated ultimate losses for each year.  Actual losses are not considered in this calculation. This method has the advantage of stability over time because the ultimate loss estimates do not change unless the exposures or pure premiums change. However, this advantage of stability is offset by a lack of responsiveness, since this method does not consider actual loss experience as it emerges.  This method is based on the assumption that the pure premium per unit of exposure is a good indication of ultimate losses. It is entirely dependent on pricing assumptions.

The fourth method is the paid B-F method.  This method is analogous to the reported B-F method using paid losses and development patterns in place of reported losses and patterns.

The fifth method is the reported counts and averages method.  In this method, an estimate of unpaid losses is determined by separately projecting ultimate reported claim counts and ultimate reported claim severities (cost per reported claim) for each accident period.  Typically, loss development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the reported development method above.  Estimated ultimate losses are then calculated as the product of the two items.  This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates, etc.  In addition, it may provide insight into the drivers of loss experience.

The sixth method is the paid counts and averages method.  This method is analogous to the reported counts and averages method using paid claims counts and paid claim severities and their related development patterns in place of reported data.

In selecting the RTR development factors described above, due consideration is given to how the RTR development factors change from one year to the next over the course of several consecutive years of recent history.  In addition to the loss development triangles cited above, various diagnostic triangles, such as triangles showing historical patterns in the ratio of paid to reported losses and paid to reported claim counts are typically prepared as a means of determining the stability of various determinants of loss development, such as consistency in claims settlement and case reserving.

The implicit assumption of these techniques is that the selected RTR factors combine to form loss development patterns that are predictive of future loss development. The effects of inflation are implicitly considered in the reserving process, the implicit assumption being that the selected development factors includes an adequate provision. Occasionally, unusual aberrations in loss patterns are caused by external and internal factors such as changes in claim reporting, settlement patterns, unusually large losses, an unusually large amount of catastrophe losses, process changes, legal or regulatory changes, and other influences. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors, and actuarial judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate losses.

The six methods described above all produce an estimate of ultimate losses.  Based on the results of these six methods, a single estimate (commonly referred to as a actuarial point/central estimate) of the ultimate loss is selected.  Estimated IBNR reserves are determined by subtracting the reported loss from the selected ultimate loss.  The estimated IBNR reserves are added to case reserves to determine the total estimated unpaid losses.

Estimates of unpaid losses for hurricane experience are not developed using company specific development patterns, due to the relatively infrequent nature of storms and the high severity typically associated with them.  Both the reported development method and the paid development method were used to estimate ultimate losses.  However, the development patterns were based on industry data determined by our consulting actuary.  There is an inherent assumption that relying on industry development patterns as opposed to company specific patterns produces more credible results for projecting hurricane losses.

Estimated unpaid amounts for non-catastrophe AO expenses are determined as the product of the estimated number of outstanding claims (whether open or unreported) times an estimate of average AO per claim.  Universal’s claims are handled by Universal Adjusting Corporation (“UAC”), a wholly owned subsidiary.  UAC is compensated based on a fee schedule as follows:

Cost of Repair	Adjusting Fee
$0 to $1,500	$318
$1,501 to $2,500	$426
$2,501 to $3,500	$534
$3,501 to $5,000	$607
$5,001 to $7,500	$715
$7,501 to $10,000	$783

In cases where a claim exceeds $10,000, UAC is compensated on a time and expense basis based on the following fee schedule:

Category	Fee
Non-Clerical	$70/hour
Clerical	$45/hour
Mileage	$0.45/mile
Photographs	$2.25/each

UAC is compensated at the time a claim is closed (whether with or without payment).

The procedure we followed was to begin by developing a history of average AO expenses per closed claim (whether with or without payment) for each line of business.  Since average fees have increased dramatically in the last two years, we placed reliance primarily on the indications from those two years in making our selections.  The selected average AO expense was then multiplied by the estimated number of claims to be closed in the future (whether with or without payment) to determine an estimated liability.  The estimated number of claims to be closed in the future was determined by projecting reported claims for each accident year to an estimated ultimate basis using the traditional development factor method, then subtracting the total number of claims that have closed as of December 31, 2009 (whether with or without payment).

In the case of the AO liabilities associated with hurricane exposure, a similar procedure was used to determine an estimate of the average AO expense per closed claim as was used for the non-catastrophe AO liabilities.  However, a different procedure was used to estimate the number of claims to be closed in the future since the reported claim count development method would not produce a reliable estimate of ultimate hurricane claims.  Three separate estimates of outstanding claims were determined.  In one method, estimated outstanding claims were determined as the ratio of estimated unpaid losses to estimated claim severity, where claim severity was estimated as the ratio of paid losses to closed claims.  In the second method, estimated outstanding claims were determined as the ratio of estimated unpaid losses to estimated claim severity, where estimated claim severity was determined as the ratio of reported losses to reported claims.  In the third method, estimated outstanding claims were determined as the ratio of estimated unpaid losses to estimated claim severity, where claim severity was determined as the ratio of case reserves to open claims.  Based on these three methods a final selection was made on estimated outstanding claim counts.  The final selection is multiplied by estimated average AO expense per claim to derive the estimated liability.

How Reserve Estimates are Established and Updated.  Reserve estimates are developed for both open claims and IBNR claims. The actuarial methods described above are used to derive claim settlement patterns by determining development factors to be applied to specific data elements. Development factors are calculated for data elements such as claim counts reported and settled, paid losses and paid losses combined with case reserves. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates.

Often, different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which we select our best estimate for each component, occasionally incorporating additional analyses and actuarial judgment, as described above. These estimates are not based on a single set of assumptions. Based on our review of these estimates, our best estimate of required reserves is recorded for each accident year, and the required reserves are summed to create the reserve balance carried on our Consolidated Balance Sheets.

Reserves are re-estimated quarterly, by combining historical results with current actual results. This process incorporates the historic and latest trends, and other underlying changes in the data elements used to calculate reserve estimates.  When actual development of claims reported, paid losses or case reserve changes are different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve re-estimate and an increase or decrease in losses and LAE will be recorded in the Consolidated Statements of Operations. Total reserve re-estimates, after-tax, as a percent of net income, in 2009, 2008 and 2007 were 18.1%, 9.5% and 13.7%, respectively, which are consistent within a reasonable actuarial tolerance for our business.  Reserve re-estimates were primarily the result of actual loss development on prior year non-catastrophe losses during the years ending December 31, 2009 and 2008, and from higher than expected 2004 hurricane losses and actual loss development on prior year non-catastrophe losses during the year ended December 31, 2007. Reserve re-estimates on non-catastrophe losses, which have been well within acceptable ranges, are a result of settling homeowner’s losses established in the prior year for amounts that were more than expected. These reserve re-estimates were primarily the result of claim severity development that was worse than expected and late reported loss development that was worse than expected due to higher frequency trends. These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage and litigation. These trends are primarily responsible for revisions to loss development factors, as previously described, to predict how losses are likely to develop from the end of the reporting period until all claims have been paid. Because these trends cause actual losses to differ from those predicted by the estimated development factors used in prior reserve estimates, reserves are revised as actuarial studies validate new trends based on indications of updated development factor calculations. Reserve re-estimates for catastrophe losses, which are associated with the high level of uncertainty related to hurricane claims are described under catastrophe losses below.

Factors Affecting Reserve Estimates.  Reserve estimates are developed based on the processes and historical development trends as previously described. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, differing payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When we experience changes of the type previously mentioned, we may need to apply actuarial judgment in the determination and selection of development factors considered more reflective of the new trends, such as combining shorter or longer periods of historical results with current actual results to produce development factors. For example, if a legal change is expected to have a significant impact on the development of claim severity, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate. Another example would be when a change in economic conditions is expected to affect the cost of repairs to property; actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.

As claims are reported, for certain liability claims of sufficient size and complexity, the field adjusting staff establishes case reserve estimates of ultimate cost, based on their assessment of facts and circumstances related to each individual claim. For other claims which occur in large volumes and settle in a relatively short time frame, it is not practical or efficient to set case reserves for each claim, and an initial case reserve of $2,500 is set for these claims. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

Changes in homeowners current year claim severity are generally influenced by inflation in the cost of building materials, the cost of construction and property repair services, the cost of replacing home furnishings and other contents, the types of claims that qualify for coverage, deductibles and other economic and environmental factors. We employ various loss management programs to mitigate the effect of these factors.

As loss experience for the current year develops for each type of loss, it is monitored relative to initial assumptions until it is judged to have sufficient statistical credibility. From that point in time and forward, reserves are re-estimated using statistical actuarial processes to reflect the impact loss trends have on development factors incorporated into the actuarial estimation processes. Statistical credibility is usually achieved by the end of the first calendar year; however, when trends for the current accident year exceed initial assumptions sooner, they are usually given credibility, and reserves are increased accordingly.

Key assumptions that materially affect the estimate of the reserve for loss and LAE relate to the effects of emerging claim and coverage issues. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Key assumptions as of December 31, 2009 that are premised on future emergence that are inconsistent with historical loss reserve development patterns include but are not limited to:

•	adverse changes in loss cost trends, including inflationary pressures in home repair costs;

•	judicial expansion of policy coverage and the impact of new theories of liability; and

•	plaintiffs targeting property and casualty insurers, in purported class action litigation related to claims-handling and other practices.

By applying standard actuarial methods to consolidated historic accident year loss data for homeowner losses, we develop variability analyses consistent with the way we develop reserves by measuring the potential variability of development factors, as described in the section titled, "Potential Reserve Estimate Variability" below.

Causes of Reserve Estimate Uncertainty.  Since reserves are estimates of the unpaid portions of claims and claims expenses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, requires regular reevaluation and refinement of estimates to determine our ultimate loss estimate.

At each reporting date, the highest degree of uncertainty in estimates of losses arises from claims remaining to be settled for the current accident year and the most recent preceding accident year and claims that have occurred but have not been reported (pure IBNR claims). The greatest degree of uncertainty exists in the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled but must be estimated as of the current reporting date. Most of these losses are relate to damaged homes. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which we tend to make our largest re-estimates of losses for an accident year. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving litigation.

Reserves for Catastrophe Losses.  Loss and LAE reserves also include reserves for catastrophe losses. Catastrophe losses are an inherent risk of the property-casualty insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. A catastrophe is an event that produces significant pre-tax losses before reinsurance and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, tornadoes, wildfires, tropical storms and hurricanes. The nature and level of catastrophes in any period cannot be predicted.

The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described previously. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to be able to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain), or specifically excluded coverage caused by flood, estimating additional living expenses, and assessing the impact of demand surge, exposure to mold damage, and the effects of numerous other considerations, including the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, we may need to adapt our practices to accommodate these circumstances in order to determine a best estimate of our losses from a catastrophe.

 Key Actuarial Assumptions That Affect the Loss and LAE Estimate.  The aggregation of estimates for reported losses and IBNR forms the reserve liability recorded in the Consolidated Balance Sheets.

To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, actuarial techniques are applied to the data elements for paid losses and reported losses separately for homeowners losses excluding catastrophe losses and catastrophe losses to estimate the potential variability of our reserves, within a reasonable probability of outcomes.

At any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration cost of our insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability may exceed or be less than these estimates. We revise reserves for losses and LAE as additional information becomes available, and reflect adjustments, if any, in earnings in the periods in which they are determined.

On an annual basis, our independent actuary provides a Statement of Actuarial Opinion (“SAO”) that certifies the carried reserves make a reasonable provision for all of UPCIC’s unpaid loss and LAE obligations under the terms of our contracts and agreements with our policyholders. We review the SAO and compare the projected ultimate losses and LAE per the SAO to our own projection of ultimate losses and LAE to ensure that loss and LAE reserves recorded at each annual balance sheet date are based upon our analysis of all internal and external factors related to known and unknown claims against us and to ensure our reserves are within National Association of Insurance Commissioners (“NAIC”) guidelines. We compare our recorded reserves to the indicated range provided in the report accompanying the SAO. At December 31, 2009, the recorded amount for net loss and LAE falls within the range determined by our independent actuaries and is higher than their best estimate.

In selecting the RTR development factors described above in the section titled The Actuarial Methods used to Develop Reserve Estimates, due consideration is given to how the RTR development factors change from one year to the next over the course of several consecutive years of recent history.  In addition to the loss development triangles cited above, various diagnostic triangles, such as triangles showing historical patterns in the ratio of paid to reported losses and paid to reported claim counts, are typically prepared as a means of determining the stability of various determinants of loss development, such as consistency in claims settlement and case reserving.

With respect to Universal’s primary exposure, Florida personal property coverage, the hurricanes in 2004 and 2005 required Universal to place more focus on adjusting hurricane claims during 2004, 2005 and into 2006.  Universal then experienced a surge in non-hurricane claims which led the loss development patterns for non-catastrophe losses to increase substantially in the years during and following the active hurricane seasons of 2004 and 2005.

Potential Reserve Estimate Variability.  The range of estimated ultimate losses (from low to high) is typically smaller for older, more mature accident periods and greater for more recent, less mature accident periods.  In this case, the greatest level of uncertainty is associated with accident years 2004 (due to the exhaustion of catastrophe-

reinsurance) and accident year 2009 (due to the relative immaturity of the experience and uncertainty caused by the recent shift in non-catastrophe loss levels).  Given the underlying nature of Universal’s business (catastrophe-exposed personal property coverage), the actuarial methods employed indicated a range of estimated unpaid losses to be approximately $3.7 million above and $3.4 million below the best estimate under typical circumstances.  The increased uncertainty associated with accident years 2004 and 2009 increases the bounds of the range to approximately $14.0 million above and $10.0 million below.

In selecting the range of reasonable estimates, the assumptions used to select RTR development factors and initial expected loss ratios are not changed.  Rather, the range of indications produced by the various methods is inspected, the relative strengths and weaknesses of each method are considered, and from those inputs a range of estimates can be selected.

Projections of loss and LAE liabilities are subject to potentially large errors of estimation since the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include jury decisions, court interpretations, legislative changes, changes in the medical condition of claimants, public attitudes, and social/economic conditions such as inflation. Any estimate of future costs is subject to the inherent limitation on one’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and LAE will vary, perhaps materially, from any estimate.

The inherent uncertainty associated with UPCIC’s loss and LAE liability is magnified due to UPCIC’s concentration of property business in catastrophe-exposed coastal states (primarily Florida), specifically the occurrence of four hurricanes during 2004 and four more during 2005. The 2004 and 2005 hurricanes created great uncertainty in determining ultimate losses for these natural catastrophes. Issues related to applicability of deductibles, availability and cost of repair services and materials, and other factors have increased the variability in estimates of the related loss reserves. This uncertainty was exacerbated by the 2004 hurricanes resulting in an increase in UPCIC’s net retention. In addition, during 2007, 2008 and 2009, UPCIC experienced unanticipated unfavorable loss development on catastrophe losses from claims related to 2004 and 2005 being reopened and new claims being opened due to public adjusters encouraging policyholders to file new claims. New claims were also reported in 2007, 2008 and 2009 from the 2004 and 2005 hurricanes from assessments related to condominium policies.  Finally, as noted above, there was a shift in the level of non-catastrophe losses following the active hurricane seasons of 2004 and 2005.  Due to this uncertainty, the parameters of the loss estimation methodologies are updated on an annual basis as new information emerges.

Adequacy of Reserve Estimates.  We believe our net loss and LAE reserves are appropriately established based on available methodology, facts, technology, laws and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for reported losses and IBNR losses and as a result we believe no other estimate is better than our recorded amount.

In conjunction with the evaluation of the adequacy of reserve estimates at December 31, 2009, UPCIC also utilized a proprietary claims management system developed to monitor claim trends and settlement practices for use in setting case reserves. The system was used in the December 31, 2009 ultimate loss selection. The system provides the ability to closely monitor paid claim development in relation to reserve estimates throughout the calendar year. In addition, senior management is able to aggregate case reserving and settlement values in order to detect anomalies and claims emergence patterns. As a result of the analysis performed at December 31, 2009, UPCIC booked an additional $2.5 million net loss and LAE reserves above the independent actuary’s point reserve or best estimate in order to strengthen reserves.

Due to the uncertainties involved, the scenarios described and quantified above are reasonably likely, but the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. The net reserve for unpaid losses and LAE at December 31, 2009 is $64,296,840.

Deferred Policy Acquisition Costs/Deferred Ceding Commissions.  Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related.  Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. As of December 31, 2009, deferred policy acquisition costs were $43,971,286 and deferred ceding commissions were $34,506,662. Deferred ceding commissions were reduced by deferred policy acquisition costs and shown net on the Consolidated Balance Sheet in the amount of $9,464,624.

Provision for Premium Deficiency.  It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums and investment income.  The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period.  The Company has determined that a provision for premium deficiency was not warranted as of December 31, 2009.

Reinsurance.  In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.  While ceding premiums to reinsurers reduces the Company’s risk of exposure in the event of catastrophic losses, it also reduces the Company’s potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners’ insurance industry. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company. The Company’s reinsurance policies do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements during 2009.

RELATED PARTIES

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During 2009, 2008 and 2007, the Company expensed claims adjusting fees of $605,000, $410,000 and $675,237, respectively, to Downes and Associates.

During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217,169 and $162,876, respectively. These amounts were repaid to the Company during February 2010.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The Company’s operating results in 2009 were adversely affected by broader conditions in the Florida residential insurance market.  The Florida legislature expanded the reimbursement coverage available from the Florida Hurricane Catastrophe Fund in 2007 causing residential insurers in Florida to reduce rates based upon presumptive costs savings as calculated by the Florida Office of Insurance Regulation (OIR) and later based upon a true-up filing using their own data.  In 2007, the Florida Financial Services Commission increased then-existing discounts available for homes built with certain windstorm loss reduction devices.  We believe these cumulative discounts result in premium reductions that are greater than the estimated reductions in losses.

The Company’s operating results in 2009 were also influenced by legislative enactments relating to claims payments.  Following the 2004 and 2005 hurricane seasons, the Florida legislature required all insurers issuing replacement cost policies to pay the full replacement cost of damaged properties without deducting depreciation whether or not the insureds repaired or replaced the damaged property.  Under prior law, insurers would pay the depreciated amount of the property until insureds commenced repairs or replacement.  The new law has led to an increase in disagreements regarding the scope of damage and has resulted in insureds’ not repairing damage.  Although UPCIC seeks to review diligently claims and promptly pay meritorious amounts, the Company’s operating results may be affected by a claims environment in Florida that produces opportunities for fraudulent or overstated claims.

The year ended December 31, 2009 saw continued growth in policy count for UPCIC, the Company’s wholly-owned regulated insurance subsidiary. The increase in the number of policies in-force continued to be the result of heightened relationships with existing agents, an increase in new agents, a new web-based policy administration system, and the disruption in the marketplace following the windstorm catastrophes in 2004 and 2005.

Despite growth in the number of policies in-force during the year ended December 31, 2009, the Company experienced a decrease in net income in the current period primarily as a result of the effects of state mandated rate reductions and discounts, and increased losses and loss adjustment expenses incurred.
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

For the reinsurance contract years commencing June 1, 2007 and June 1, 2008, UPCIC purchased the maximum additional coverage available to the Company under the expanded FHCF, allowing UPCIC to maximize its cost savings from the new law.  For the June 1, 2007 reinsurance contract year, UPCIC elected to purchase Florida Hurricane Catastrophe Fund Recovery Shortfall Reinsurance (“FHCF Recovery Shortfall Reinsurance”) in the event the FHCF could not fulfill its payment obligations for the 2007-2008 Hurricane Season.  For the June 1, 2008 reinsurance contract year, a similar FHCF Recovery Shortfall Reinsurance product was unavailable in the marketplace. For the June 1, 2009 contract year UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF.  UPCIC’s decision to forego the purchase of the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF was based on the FHCF’s potential lack of loss reimbursement capacity.  Prior to the June 1, 2009 reinsurance contract year, the Florida State Board of Administration (“SBA”) published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly on May 29, 2009.  The SBA estimated that the FHCF’s total loss reimbursement capacity under the then current market conditions for the 2009-2010 contract year was $15.830 billion over the 12 month period following the estimate.  The SBA also referred to its report, entitled, “May 2009 Estimated Loss Reimbursement Capacity” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity. The Report estimated that the FHCF’s minimum 12-month loss reimbursement capacity was $12.460 billion and its maximum 12-month loss reimbursement capacity was $17.960 billion.  UPCIC’s FHCF Mandatory Layer of Coverage for the contract year commencing June 1, 2009, corresponds to FHCF loss reimbursement capacity of $17.175 billion.  Further, on October 30, 2009, the Florida State Board of Administration (“SBA”) published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly.  The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2009 - 2010 contract year is projected to be $18.998 billion over the 12-month period following the estimate.  The SBA also referred to its report entitled, “October 2009 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity.  The Report estimated that the FHCF’s minimum 12-month loss reimbursement capacity is $14.998 billion and its maximum 12-month loss reimbursement capacity is $21.998 billion.

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

Net income decreased 28.1% to $28,787,298 for the year ended December 31, 2009 from $40,037,323 for the year ended December 31, 2008. The Company’s earnings per diluted share were $0.71 for the 2009 period versus $0.99 in the same period last year.

Comprehensive income decreased 26.8% to $29,326,118 for year ended December 31, 2009 from $40,062,157 for the year ended December 31, 2008 as a result of the aforementioned decrease in net income and an increase in the change in net unrealized gains on investments, net of tax, of $538,820 that comprises an increase in net unrealized gains of $877,201, net of taxes of $338,380.  The change in net unrealized gains on investments, net of tax, relate to market value fluctuations within the Company’s investment portfolio during the year ended December 31, 2009.  The Company had net realized gains on investments of $24,175,405 during the year ended

December 31, 2009. The Company had no realized gains on investments and had unrealized gains on investments of $40,429 during the year-ended December 31, 2008.

Direct premiums written increased 10.0% to $562,671,620 for the year ended December 31, 2009 from $511,369,676 for the year ended December 31, 2008. As of December 31, 2009 and 2008, UPCIC was servicing approximately 541,000 and 461,000, respectively, homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $567,100,000 and $518,200,000, respectively.  The wind mitigation discounts mandated by the Florida Legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant adverse effect on UPCIC’s premium.  As of June 1, 2007, 1.9% of UPCIC policyholders were receiving wind mitigation credits totaling $6,284,697 (a 1.3% reduction of in force premium).  As of 12/31/07, 11.8% of UPCIC policyholders were receiving wind mitigation credits totaling $31,951,623 (a 6.0% reduction of in force premium).  As of 12/31/08, 31.1% of UPCIC policyholders were receiving wind mitigation credits totaling $123,524,911 (a 19.4% reduction of in force premium). As of 12/31/09, 45.2% of UPCIC policyholders were receiving wind mitigation credits totaling $219,974,130 (a 28.3% reduction of in force premium).

Net premiums earned decreased 3.9% to $141,653,725 for the year ended December 31, 2009 from $147,413,697 for the year ended December 31, 2008. The decrease is due to an increase in direct premiums earned (net of previously discussed rate decreases and implementation of wind mitigation credits) and a proportionally higher increase in ceded premiums earned related to changes in the reinsurance program as described in “Note 3 – REINSURANCE” in the accompanying notes to the Company’s consolidated financial statements in Part II, Item 8 below.  The higher volume of state-required wind mitigation premium discounts had a significant negative effect on the Company’s premium volume and net income.

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

Insurers like UPCIC fully experience the impact of rate or discount changes more than 12 months after they are implemented because their policies renew throughout the year.  Although insurers may seek to rectify any problems through subsequent rate increase filings with the OIR, there is no assurance that the OIR and the insurers will agree on the amount of rate change that is needed.  In addition, any adjustments to the insurers’ rates similarly take more than 12 months to be fully integrated into the insurers’ business.

Net investment income decreased 60.9% to $1,453,599 for the year ended December 31, 2009 from $3,721,029 for the year ended December 31, 2008. The decrease is primarily due to a lower interest rate environment during the year ended December 31, 2009.

Realized gains on investments increased to $24,175,045 for the year ended December 31, 2009 from $0 for the year ended December 31, 2008.  The increase is due to the expansion of the Company’s investment portfolio into fixed maturities and equity securities and the related sales of certain of these securities.

Foreign currency gains on investments increased to $6,808,419 for the year ended December 31, 2009 from $0 for the year ended December 31, 2008.  The increase is due to the expansion of the Company’s investment portfolio into foreign-denominated fixed maturities and equity securities and the related sales of certain of these securities.

Commission revenue increased 16.2% to $31,158,447 for the year ended December 31, 2009 from $26,815,078 for the year ended December 31, 2008. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in reinsurance commission sharing of approximately $2.4 million, and an increase in managing general agent’s policy fee income of approximately $2.0 million.

Other revenue increased 14.3% to $5,392,894 for the year ended December 31, 2009 from $4,717,492 for the year ended December 31, 2008. The increase is primarily due to fees earned on payment plans offered to policyholders by UPCIC.

Net losses and LAE increased 30.5% to $106,133,135 for the year ended December 31, 2009 from $81,338,126 for the year ended December 31, 2008. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 74.9% and 55.2% during the years ended December 31, 2009 and 2008, respectively, and were comprised of the following components:

	Year ended December 31, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$214,981,546	$108,848,411	$106,133,135
Premiums earned	$542,790,538	$401,136,813	$141,653,725
Loss & LAE ratios	39.6%	27.1%	74.9%

	Year ended December 31, 2008
	Direct	Ceded	Net
Loss and loss adjustment expenses	$160,615,643	$79,277,517	$81,338,126
Premiums earned	$507,621,388	$360,207,691	$147,413,697
Loss & LAE ratios	31.6%	22.0%	55.2%

The direct loss and LAE ratio for the year ended December 31, 2009 was 39.6% compared to 31.6% for the year ended December 31, 2008.  The increase in the direct loss and LAE ratio is attributable to the increase in direct loss and LAE incurred outpacing the increase in direct earned premium in the 2009 period.

Although total direct premiums earned increased 6.9% in the year ended December 31, 2009 compared to the same period in 2008, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits.  As of December 31, 2009, UPCIC was servicing approximately 541,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $567,100,000, or an average of $1,048 per policy.  The comparable average in-force premium per policy as of December 31, 2008 was $1,125.  Consequently, the direct loss and LAE ratio increased for the 2009 period.  However, except for direct incurred losses and LAE of approximately $11.9 million, or 2.2% of direct earned premium, related to Tropical Storm Fay in 2008, the Company’s loss experience did not vary significantly during the 2009 year compared to the 2008 year.  Direct incurred losses and LAE related to Tropical Storm Fay were ceded to UPCIC’s quota share reinsurer at 50%, or $5,950,000.

The ceded loss and LAE ratio for the year ended December 31, 2009 was 27.1% compared to 22.0% for the year ended December 31, 2008.  The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty and higher catastrophe premiums ceded to reinsurers in the 2009 period compared to the 2008 period.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and the Company’s results of operations and financial position. During the years ended December 31, 2009 and 2008, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC’s and the Company’s catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company’s reinsurance program.

General and administrative expenses increased 65.2% to $58,346,170 for the year ended December 31, 2009 from $35,322,405 for the year ended December 31, 2008. The increase in general and administrative expenses was due to several factors.  Direct commissions paid increased in correlation with the increase in direct premiums written.  In addition, state taxes on premiums were affected by the increase in written premiums.  Salaries increased for existing employees and higher employee count due to business growth.  Also, ceding commissions decreased as a result of the quota share reinsurance commission rate reduction associated with the 2009 – 2010 contract year quota share reinsurance contract.  Deferred policy acquisition costs were also affected by this rate reduction.  Assessment expenses increased due to a FIGA assessment of approximately $4.1 million during 2009.

Federal and state income taxes decreased 33.1% to $17,375,526 for the year ended December 31, 2009 from $25,969,442 for the year ended December 31, 2008. Federal and state income taxes were 37.6% of pretax income for the year ended December 31, 2009, and 39.3% for the year ended December 31, 2008. The decrease is primarily due to lower income before income taxes.

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

Although total direct premiums earned increased 7.0% in the year ended December 31, 2008 compared to the same period in 2007, the average premium per policy decreased significantly due to the previously described rate decreases and wind mitigation credits.  As of December 31, 2008, UPCIC was servicing approximately 461,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $518,200,000, or an average of $1,125 per policy.  The comparable average in-force premium per policy as of December 31, 2007 was $1,350.  Consequently, the direct loss and LAE ratio increased for the 2008 period.  However, except for direct incurred losses and LAE of approximately $11.9 million, or 2.3% of direct earned premium, related to Tropical Storm Fay in 2008, the Company’s loss experience did not vary significantly during the 2008 year compared to the 2007 year.  Direct incurred losses and LAE related to Tropical Storm Fay were ceded to UPCIC’s quota share reinsurer at 50%, or $5,950,000.

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

Cash Flows Provided by Operating Activities

For the years ended December 31, 2009 and 2008, cash flows provided by operating activities were $37,785,518 and $51,334,720, respectively.  The decrease in cash flows provided by operating activities relate primarily to the following reasons.

The decrease in cash provided by operating activities from net changes in prepaid reinsurance premiums were $27,247,465 and $373,981 for the year ended December 31, 2009 and 2008, respectively.  The increase of $26,873,484 relates primarily to additional catastrophe reinsurance coverage purchased by the Company during the 2009 period.

The increase in cash provided by operating activities from net changes in unearned premiums were $19,881,084 and $3,748,262 for the year ended December 31, 2009 and 2008, respectively.  The increase of $16,132,822 relates primarily to an increase in direct written premiums.

The increase in cash provided by operating activities from net changes in reinsurance payable were $49,120,347 and ($9,904,102) for the year ended December 31, 2009 and 2008, respectively.  The increase of $59,024,449 relates primarily to the timing of the settlement of balances with UPCIC’s reinsurers.

The decrease in cash provided by operating activities from reinsurance recoverables was $47,806,586 for the year ended December 31, 2009 compared to an increase of 2,389,418 for the year ended December 31, 2008.  The decrease of $50,196,004 is influenced by greater direct incurred losses and LAE ceded under the Company’s quota share reinsurance treaty.

The increase in cash provided by operating activities from net changes in unpaid losses and loss adjustment expenses were $39,249,979 and $19,132,274 for the year ended December 31, 2009 and 2008, respectively.  The increase of $20,117,705 relates primarily to the strengthening of loss and LAE reserves and growth in the Company’s book of business.

Cash flows provided by operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company’s investment portfolio is highly liquid as it consists of cash, cash equivalents, and readily-marketable securities.

Cash Flows Used in Investing Activities

For the year ended December 31, 2009 and 2008, cash flows used in investing activities were $85,821,615 and $4,853,742, respectively.  The following table summarizes the activity in investments during the years ended December 31, 2009 and 2008:

	Years ended
	December 31, 2009	December 31, 2008

Beginning Balance - January 1	$5,648,775	$-

Purchases of fixed maturities	325,673,805	4,369,500
Purchases of equity securities	204,779,963	1,273,941
Net amort of prem / accretion of discount	(235,842)	(35,095)
Sales of fixed maturities	(299,033,089)	-
Sales of equity securities	(153,895,053)	-
Realized gains on investments	24,175,044	-
Foreign currency gains on investments	6,759,586	-
Unrealized gains	923,821	40,429

Ending Balance - December 31	$114,797,010	$5,648,775

The amounts presented in the Statement of Cash Flows differ from the amounts shown in the table above due to the timing of cash settlements, as follows. Purchases of equity securities during the year December 31, 2008 in the amount of $1,273,941 were settled during 2009. Sales of equity security securities during the year ended December 31, 2009 in the amount of $6,259,973 were settled during 2010.

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

Cash Flows Used in / Provided by Financing Activities

               For the years ended December 31, 2009 and 2008, cash flows used in financing activities were $16,004,249 and $4,261,947, respectively.  The decrease in cash flows provided by financing activities relate primarily to a decrease of $11,102,799 in the amount provided by bank overdrafts.  The Company’s bank overdrafts are the result of the amount of outstanding checks not yet presented for payment on the Company’s bank accounts in excess of cash balances on deposit in those accounts.

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration (“SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (“ICBUI”). Under the ICBUI program, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $88.0 million.  The $25.0 million is invested in a treasury money market account.

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

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio.  Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points.   Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified.  As of December 31, 2009, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

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

The following table represents the Company’s total contractual obligations for which cash flows are fixed or determinable.

	($ in thousands)
Obligation	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Unpaid losses and LAE, direct	127,198	$100,486	$19,080	$5,088	$2,544
Long-term debt	31,563	1,705	4,414	4,219	21,225
Operating leases	1,799	503	750	474	72

Total contractual obligations	$160,560	$102,694	$24,244	$9,781	$23,841

The balance of cash and cash equivalents as of December 31, 2009 was $192,924,291. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of specific limits set forth in UPCIC’s reinsurance agreements. For the 2009 hurricane season, UPCIC’s reinsurance agreements transfer the risk of loss in excess of $50,000,000 ($75,000,000 net of $25,000,000 retained by the Company under the excess catastrophe contract) up to approximately the 114 year PML for the first event, $16,000,000 for the second event and $16,000,000 for the third event up to an amount that will vary depending on the coverage exhausted in the prior event(s).   Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (“SBA”).  Under the reimbursement agreement, FHCF would reimburse UPCIC, for each loss occurrence during the contract year for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses.  A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2009 to May 31, 2010, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF.  As of December 31, 2009 the estimated coverage is 90% of $1,038,999,659 in excess of $392,807,984.  The estimated premium for this coverage is $58,819,440.

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

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage  provided by UPCIC’s  reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity. Fortunately, no hurricanes made landfall in Florida during the 2009-2010 contract year and no reimbursement payments for the 2009-2010 contract year were required from the FHCF to participating companies. Accordingly, the effect of the change in the FHCF’s estimate had no effect on the Company’s financial position, results of operations and liquidity.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR.  To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer’s total liabilities or $4,000,000. UPCIC’s statutory capital and surplus was $87,827,413 at December 31, 2009 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end.  Statutory unassigned surplus at December 31, 2008 was $93,993,302.  During the year ended December 31, 2009, UPCIC did not pay dividends to the Company.  During the year ended December 31, 2008, UPCIC declared and paid aggregate dividends to the Company of $23,000,000.  During 2007 and 2006, UPCIC did not pay dividends to the Company.

UPCIC is required annually to comply with the NAIC Risk-Based Capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2009, based on calculations using the appropriate NAIC RBC formula, UPCIC’s reported total adjusted capital was in excess of the requirements.

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

The Company’s investment portfolio is managed by an investment committee consisting of all current directors in accordance with guidelines established by the Florida OIR.  The committee reviews the Company’s investment policies on a regular basis.  As of December 31, 2009, the Company held approximately 36.1% of investments in fixed income available for sale securities and 63.9% in equity securities considered available for sale.  The Company may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost.  The Company typically does not use any swaps, options, futures or forward contracts to hedge or enhance the investment portfolio at this time.  As of December 31, 2009, the Company held one call option with a fair value of approximately $5,400.  In the future, the Company may use additional swaps, options, futures or forward contracts to hedge unrealized gains.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Cash and cash equivalents	$312,317	$3,951,161	$10,606,881
Fixed maturities	1,269,216	64,213	-
Equity securities	650,739	-	-
Total investment income	2,232,272	4,015,374	10,606,881
Less investment expenses	(778,673)	(294,345)	(196,622)

Net investment income	$1,453,599	$3,721,029	$10,410,259

The following table summarizes, by type, the Company’s investments as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Fixed maturities, held to maturity, at amortized cost:
US government and agency obligations	$-	0.0%	$4,334,405	76.7%
Total fixed maturities, held to maturity, at amortized cost	-	0.0%	4,334,405	76.7%
Fixed maturities, available for sale, at fair value:
US government and agency obligations	41,389,008	36.1%	-	0.0%
Foreign obligations	-	0.0%	-	0.0%
Equity securities, at market	73,408,002	63.9%	1,314,370	23.3%

Total investments	$114,797,010	100.0%	$5,648,775	100.0%

Fixed maturities, held to maturity, are carried on the balance sheet at amortized cost.  Fixed maturities, available for sale, are carried on the balance sheet at fair value.  At December 31, 2009, the fixed maturities had quality ratings from AAA to Aaa by Moody’s Investors Service, Inc. and AAA by Standard and Poor’s Company.

Below is a summary of fixed maturities at December 31, 2009 and December 31, 2008 by contractual or expected periods.

	December 31, 2009		December 31, 2008
Held-to-Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$2,626,958	$2,674,230
Due after one year through five years	-	-	1,707,447	1,785,935
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-

Total	$-	$-	$4,334,405	$4,460,165

	December 31, 2009		December 31, 2008
Available-for-Sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	176,350	180,901	-	-
Due after five years through ten years	2,909,446	2,942,497	-	-
Due after ten years	39,210,931	38,265,610	-	-

Total	$42,296,727	$41,389,008	$-	$-

At December 31, 2009, the weighted average maturity of the fixed maturities portfolio was approximately 14.87 years.

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

Report of Independent Registered Certified Public Accounting Firm

Board of Directors
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Blackman Kallick, LLP

Chicago, Illinois
March 16, 2010

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2008
Cash and cash equivalents	$192,924,291	$256,964,637
Investments
Fixed maturities held to maturity, at amortized cost	-	4,334,405
Fixed maturities available for sale, at fair value	41,389,008	-
Equity securities available for sale, at fair value	73,408,002	1,314,370
Real estate, net	3,289,893	3,399,609
Prepaid reinsurance premiums	200,294,241	173,046,776
Reinsurance recoverables	91,816,433	44,009,847
Premiums receivable, net	37,363,110	40,358,720
Receivable from securities	6,259,973	-
Other receivables	5,068,367	2,647,479
Income taxes recoverable	3,211,874	2,482,923
Property and equipment, net	1,245,858	864,125
Deferred policy acquisition costs, net	9,464,624	407,946
Deferred income taxes	11,894,289	14,113,463
Other assets	617,337	692,612
Total assets	$678,247,300	$544,636,912

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$127,197,753	$87,947,774
Unearned premiums	278,370,544	258,489,460
Advance premium	17,078,558	12,860,201
Accounts payable	3,172,626	3,147,260
Bank overdraft	20,297,061	15,699,930
Payable for securities	-	1,273,941
Reinsurance payable, net	73,104,595	23,984,248
Income taxes payable	368,968	-
Other accrued expenses	20,750,385	14,680,443
Long-term debt	24,632,353	25,000,000
Total liabilities	564,972,843	443,083,257

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,087	1,387
Authorized shares - 1,000,000
Issued shares - 108,640 and 138,640
Outstanding shares - 108,640 and 138,640
Minimum liquidation preference - $288,190 and $1,419,700
Common stock, $.01 par value	402,146	401,578
Authorized shares - 55,000,000
Issued shares - 40,214,884 and 40,158,019
Outstanding shares - 37,774,765 and 37,542,172
Treasury shares, at cost - 1,809,119 and 1,709,847 shares	(7,948,606)	(7,381,768)
Common stock held in trust, at cost - 631,000 and 906,000
shares	(511,110)	(733,860)
Additional paid-in capital	36,666,914	33,587,414
Accumulated other comprehensive income, net of taxes	563,654	24,834
Retained earnings	84,100,372	75,654,070
Total stockholders' equity	113,274,457	101,553,655
Total liabilities and stockholders' equity	$678,247,300	$544,636,912

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$562,671,620	$511,369,676	$498,748,778
Ceded premiums written	(428,384,278)	(360,581,696)	(358,405,016)
Net premiums written	134,287,342	150,787,980	140,343,762
Decrease (increase) in net unearned premium	7,366,383	(3,374,283)	14,074,690
Premiums earned, net	141,653,725	147,413,697	154,418,452
Net investment income	1,453,599	3,721,029	10,410,259
Realized gains on investments	24,175,045	-	-
Foreign currency gains on investments	6,808,419	-	-
Commission revenue	31,158,447	26,815,078	22,222,007
Other revenue	5,392,894	4,717,492	1,463,763

Total premiums earned and other revenues	210,642,129	182,667,296	188,514,481

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	106,133,135	81,338,126	59,799,670
General and administrative expenses	58,346,170	35,322,405	39,165,022

Total operating costs and expenses	164,479,305	116,660,531	98,964,692

INCOME BEFORE INCOME TAXES	46,162,824	66,006,765	89,549,789

Income taxes, current	15,494,732	25,895,545	41,078,701
Income taxes, deferred	1,880,794	73,897	(5,531,200)
Income taxes, net	17,375,526	25,969,442	35,547,501

NET INCOME	$28,787,298	$40,037,323	$54,002,288

Basic net income per common share	$0.76	$1.07	$1.52
Weighted average of common shares
outstanding - Basic	37,617,885	37,418,253	35,550,503

Fully diluted net income per share	$0.71	$0.99	$1.31
Weighted average of common shares
outstanding - Diluted	40,471,524	40,274,507	41,360,020

Cash dividend declared per common share	$0.54	$0.40	$0.24

	For the Years Ended December 31,
	2009	2008	2007
Comprehensive Income:
Net income	$28,787,298	$40,037,323	$54,002,288
Change in net unrealized gains on investments, net of tax	538,820	24,834	-

Comprehensive Income	$29,326,118	$40,062,157	$54,002,288

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

	For the Year Ended December 31, 2009
	Common Shares	Preferred Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held in Trust	Treasury Stock	Total Stockholders' Equity
Balance,
December 31, 2008	40,158,019	138,640	$401,578	$1,387	$33,587,414	$75,654,070	$24,834	$(733,860)	$(7,381,768)	$101,553,655

Issuance of common
shares	20,000		200		21,800					22,000

Preferred stock
conversion	75,000	(30,000)	750	(300)	(450)					0

Release of shares
from SGT					343,250			222,750	(756,375)	(190,375)

Retirement of treasury
shares	(38,135)		(382)		(189,155)				189,537	0

Stock compensation
plans					1,520,647					1,520,647

Net income						28,787,298				28,787,298

Tax benefit on exercise of
stock options and vesting					728,584					728,584
of restricted stock

Amortization of deferred
compensation					654,824					654,824

Declaration of dividends						(20,340,996)				(20,340,996)

Net unrealized gains on
investments, net of
tax effect of $353,976							538,820			538,820

Balance,
December 31, 2009	40,214,884	108,640	$402,146	$1,087	$36,666,914	$84,100,372	$563,654	$(511,110)	$(7,948,606)	$113,274,457

     The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2008
	Common Shares	Preferred Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held in Trust	Treasury Stock	Total Stockholders' Equity
Balance,
December 31, 2007	39,307,103	138,640	$393,072	$1,387	$24,779,798	$50,724,674	$-	$(2,349,000)	$(974,746)	$72,575,185

Issuance of common
shares	1,816,000		18,160		2,502,370				(3,407,234)	(886,704)

Release of shares
from SGT					25,330			1,615,140	(4,041,705)	(2,401,235)

Repurchase of common
shares									(2,999,788)	(2,999,788)

Retirement of treasury
shares	(965,084)		(9,654)		(4,032,051)				4,041,705	-

Stock compensation
plans					4,271,230					4,271,230

Net income						40,037,323				40,037,323

Tax benefit on exercise
of stock options					5,706,778					5,706,778

Amortization of deferred
compensation					333,959					333,959

Declaration of dividends						(15,107,927)				(15,107,927)

Net unrealized gains on
investments, net of
tax effect of $15,595							24,834			24,834

Balance,
December 31, 2008	40,158,019	138,640	$401,578	$1,387	$33,587,414	$75,654,070	$24,834	$(733,860)	$(7,381,768)	$101,553,655

     The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2007
	Common Shares	Preferred Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Held in Trust	Treasury Stock	Total Stockholders' Equity
Balance,
December 31, 2006	38,057,103	138,640	$380,572	$1,387	$18,726,387	$5,390,392	$-	$(2,349,000)	$(101,820)	$22,047,918

Issuance of common shares	1,250,000		12,500		833,500				(872,926)	(26,926)

Stock compensation plans					2,781,019					2,781,019

Net income						54,002,288				54,002,288

Tax benefit on exercise of stock options					2,130,560					2,130,560

Amortization of deferred compensation					308,332					308,332

Declaration of dividends						(8,668,006)				(8,668,006)

Balance,
December 31, 2007	39,307,103	138,640	$393,072	$1,387	$24,779,798	$50,724,674	$-	$(2,349,000)	$(974,746)	$72,575,185

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net Income	$28,787,298	$40,037,323	$54,002,288
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	1,301,825	567,337	223,681
Depreciation	490,059	480,313	399,292
Amortization of cost of stock options	1,520,647	4,271,230	2,781,019
Amortization of restricted stock grants	654,825	333,960	308,332
Realized gains on investments	(24,175,045)	-	-
Foreign currency gains on investments	(6,759,586)	-	-
Amortization of premium / accretion of discount, net	235,842	35,095	-
Deferred income taxes	1,880,794	73,898	(5,531,200)
Tax benefit on exercise of stock options	(275,640)	(4,677,743)	(1,857,907)
Other	130,118	137,571	10,000
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(27,247,465)	(373,981)	(38,469,621)
Reinsurance recoverables	(47,806,586)	2,389,418	29,155,464
Premiums receivable	1,693,785	(4,731,235)	(13,026,090)
Other receivables	(2,551,007)	2,756,757	(948,035)
Income taxes recoverable	(367)	-	-
Deferred policy acquisition costs, net	(9,056,678)	(407,946)	2,106,116
Deferred ceding commission, net	-	(2,122,269)	2,122,269
Other assets	28,656	(292,448)	(382,440)
Unpaid losses and loss adjustment expenses	39,249,979	19,132,274	19,250,986
Unearned premiums	19,881,084	3,748,262	24,394,932
Advance premium	4,218,357	1,824,757	6,506,344
Accounts payable	25,366	175,113	246,098
Reinsurance payable	49,120,347	(9,904,102)	(68,968,729)
Income taxes payable	368,968	-	(13,298,935)
Other accrued expenses	6,069,942	(2,118,864)	1,513,479
Net cash provided by operating activities	37,785,518	51,334,720	537,343
Cash flows from investing activities:
Purchases of fixed maturities	(325,673,805)	(4,369,500)	-
Proceeds from sales of fixed maturities	299,033,089	-	-
Purchases of equity securities, available for sale	(206,053,904)	-	-
Proceeds from sales of equity securities, available for sale	147,635,080	-	-
Capital expenditures and building improvements	(762,075)	(486,742)	(804,574)
Proceeds from sale of property and equipment	-	2,500	-
Net cash used in investing activities	(85,821,615)	(4,853,742)	(804,574)
Cash flows from financing activities:
Bank overdraft	4,597,131	15,699,930	-
Preferred stock dividend	(27,450)	(49,950)	(49,950)
Common stock dividend	(20,313,547)	(18,299,123)	(7,279,767)
Issuance of common stock	55,000	130,530	10,500
Repurchase of treasury stock	-	(2,999,788)	-
Treasury shares on option exercise	(223,376)	(3,418,469)	(37,426)
Tax benefit on exercise of stock options	275,640	4,677,743	1,857,907
Repayments of loans payable	(367,647)	(2,820)	(12,378,724)
Net cash used in financing activities	(16,004,249)	(4,261,947)	(17,877,460)

Net (decrease) increase in cash and cash equivalents	(64,040,346)	42,219,031	(18,144,691)
Cash and cash equivalents at beginning of period	256,964,637	214,745,606	232,890,297
Cash and cash equivalents at end of period	$192,924,291	$256,964,637	$214,745,606

Non cash items
Dividends accrued	$-	$-	$3,241,145
The accompanying notes are an integral part of the consolidated financial statements

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

Insurance Operations

UPCIC’s application to become a Florida licensed property and casualty insurance company was filed in May 1997 with the Florida Department of Insurance (subsequently renamed the Florida Office of Insurance Regulation ,“OIR”) and was approved on October 29, 1997. In 1998, UPCIC began operations through the acquisition of homeowner insurance policies issued by the Florida Residential Property and Casualty Joint Underwriting Association (“JUA”). The JUA was established in 1992 as a temporary measure to provide insurance coverage for individuals who could not obtain coverage from private carriers because of the impact on the private insurance market of Hurricane Andrew in 1992.  Rather than serving as a temporary source of emergency insurance coverage as was originally intended, the JUA became a major provider of original and renewal insurance coverage for Florida residents.  In an attempt to reduce the number of policies in the JUA, and thus the exposure of the program to liability, the Florida legislature approved a number of initiatives to depopulate the JUA, which resulted in policies being acquired by private insurers and provided additional incentives to private insurance companies to acquire policies from the JUA.

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

The Company filed an application with OIR on June 23, 2008 to open a second property and casualty subsidiary, Infinity Property and Casualty Insurance Company (“Infinity”), in the State of Florida. The Company intends for this new subsidiary to write homeowners, multi peril and inland marine coverage on homes valued in excess of $1.0 million. UPCIC offers limits and coverage on homes valued at less than $1,000,000. Additionally, the Company intends for the new subsidiary to write excess flood insurance on homes valued in excess of $250,000.  On October 1, 2008, the Company signed a consent order agreeing to the terms and conditions for the issuance of a certificate of authority to Infinity.   The final approval and issuance of the certificate of authority was granted on December 2, 2008 by the OIR.  Infinity was renamed American Platinum Property and Casualty Insurance Company (“American Platinum”).  As of December 31, 2009, American Platinum had not yet underwritten any policies.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Universal Insurance Holdings, Inc., its wholly owned subsidiary, Universal Property & Casualty Insurance Co. and other wholly owned entities, and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities.

To conform to the 2009 presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.

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

Securities Held to Maturity. Investments for which the Company has the ability and intent to hold to maturity are reported at amortized cost, adjusted for amortization of premiums or discounts and other-than-temporary declines in fair value.  Prior to 2009, the Company used the specific identification method for determining realized gains and losses.  Beginning in 2009, the Company began using the first in, first out (“FIFO”) method due to the increase in size and complexity of its investment portfolio.

Securities Available for Sale.  Investments available for sale are stated at fair value on the balance sheet.  Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within stockholders’ equity, net of related deferred income taxes.  Prior to 2009, the Company used the specific identification method for determining realized gains and losses.  Beginning in 2009, the Company began using the FIFO method due to the increase in size and complexity of its investment portfolio.

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

The Company performed evaluations of its investments classified as available for sale and has determined it held no securities for which impairment is other-than-temporary as of December 31, 2009 and 2008.

Premiums Receivable.  Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk.  The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance.  The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience.  As of December 31, 2009 and 2008, the Company had recorded allowances for doubtful accounts in the amounts of $2,701,822 and $1,399,997, respectively.

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

Recognition of Premium Revenues.  Property and liability premiums are recognized as revenue on a pro rata basis over the policy term.  The portion of premiums that will be earned in the future is deferred and reported as unearned premiums.  The Company believes that its revenue recognition policies conform to GAAP USA. In the event policyholders cancel their policies, unearned premiums represent amounts that UPCIC would refund policyholders. Accordingly, UPCIC determines unearned premiums by calculating the pro rata amount that would be due to the policyholders at a given point in time based upon the premiums owed over the life of each policy. As of December 31, 2009 and 2008, the Company has direct unearned premiums of $278,370,544 and $258,489,460, respectively.

Recognition of Commission Revenue.  Commission revenue, which is comprised of the MGA’s policy fee income on all new and renewal insurance policies and commissions generated from agency operations is recognized as income upon policy inception. The Company believes that its revenue recognition policies conform to GAAP USA.

Recognition of Policyholder Payment Plan Fee Revenue.  UPCIC offers its policyholders the option of paying their policy premiums in full at inception or in two or four installment payments.  UPCIC charges fees to its policyholders that elect to pay their premium in installments and records such fees as revenue when the policyholder makes the installment payment election and UPCIC bills the fees to the policyholder.  These fees are included in Other Revenue in the Company's Consolidated Statements of Operations.  The Company believes that its revenue recognition policies conform to GAAP USA.

Deferred Policy Acquisition Costs.  Commissions and other costs of acquiring insurance that vary with and are primarily related to the production/deferred ceding commissions of new and renewal business are deferred and amortized over the terms of the policies to which they are related.  Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies.  Deferred policy acquisition costs and deferred ceding commissions are netted for balance sheet presentation purposes.  The components of deferred policy acquisition costs (“DPAC”) and deferred ceding commission (“DCC”) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the years ended December 31,

	2009	2008	2007

DPAC, beginning of year	$40,155,150	$37,018,747	$34,082,701

Capitalized Costs	88,333,192	79,438,929	72,477,694

Amortization of DPAC	84,517,056	76,302,526	69,541,648

DPAC, end of year	$43,971,286	$40,155,150	$37,018,747

DCC, beginning of year	$39,747,203	$39,141,016	$31,976,585

Ceding Commissions Written	68,566,674	78,654,864	73,489,130

Earned Ceding Commissions	73,807,215	78,048,676	66,324,699

DCC, end of year	$34,506,662	$39,747,203	$39,141,016

DPAC (DCC), net, beginning of year	$407,946	$(2,122,269)	$2,106,116

Capitalized Costs, net	19,766,518	784,064	(1,011,435)

Amortization of DPAC, net	10,709,840	(1,746,151)	3,216,949

DPAC (DCC), net, end of year	$9,464,624	$407,946	$(2,122,269)

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

Provision for Premium Deficiency.  It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums.  No accruals for premium deficiency were considered necessary as of December 31, 2009 and 2008.

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

Income Taxes.  Income tax provisions are based on the asset and liability method.  Deferred federal and state income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, net of valuation allowance. The Company reviews its deferred tax assets for recoverability. At December 31, 2009 and 2008, the Company determined that the benefit of its deferred tax assets were fully realizable and, therefore, no valuation allowance was recorded.

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

Equity securities:  the Company’s equity securities are classified as available for sale and are, therefore, carried on the Condensed Consolidated Balance Sheet at fair value using unadjusted quoted market prices.

Long-term debt:  The Company’s long-term debt was held at carrying values of $24,632,353 and $25,000,000 as of December 31, 2009 and 2008, respectively.  The fair value of long-term debt as of December 31, 2009 was estimated based on discounted cash flows utilizing the interest rate quoted by the issuer of the note, the State Board of Administration of Florida (“SBA”), and determined to be $18,299,889.  The interest rate quoted by the SBA is below prevailing rates quoted by private lending institutions.  However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.

Concentrations of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, equity securities, premiums receivable and reinsurance recoverables.

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

In order to reduce credit risk for amounts due from reinsurers, UPCIC and American Platinum Property & Casualty Insurance Company (“APPCIC”) seek to do business with financially sound reinsurance companies and regularly evaluate the financial strength of all reinsurers used. UPCIC’s largest reinsurer, Everest Reinsurance Company, has the following ratings from each of the rating agencies:  A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc.  As of December 31, 2009 and 2008, UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus:

	As of December 31,
Reinsurer	2009	2008
Everest Reinsurance Company	$208,129,753	$168,444,284
Florida Hurricane Catastrophe Fund	24,888,534	31,445,808
Total	$233,018,287	$199,890,092

As of December 31, 2009 and 2008, UPCIC did not have any unsecured recoverables from unauthorized reinsurers exceeding 3% of UPCIC’s statutory surplus.

As of December 31, 2009, the Company held two equity securities in unrealized loss positions that, in the aggregate, comprise 6.1% of its investment portfolio.

Stock Options. The Company grants options for a fixed number of shares to employees and outside Directors with an exercise price equal to the fair value of shares as of the grant date. In accordance with GAAP USA, the Company recognizes as compensation expense the grant-date fair value of stock options ratably over their respective vesting periods.  The compensation expense for the stock compensation plans that has been charged against income before income taxes was $1,520,647, $4,271,228 and $2,781,017 for the years ended December 31, 2009, 2008 and 2007, respectively, with a corresponding deferred income tax benefit of $586,590, $1,647,626 and $1,072,777, respectively.  As of December 31, 2009 the total unrecognized compensation cost related to nonvested share-based compensation granted under the stock compensation plans was $242,346.  The cost is expected to be recognized over a weighted average period of 0.82 years.  In addition, during the year ended December 31, 2009, the Company did not issue any restricted common stock.  During the year ended December 31, 2008 and 2007, the Company issued restricted common stock valued at $693,000 and $925,000 as compensation, respectively.  These restricted stock awards are being expensed ratably over their respective vesting periods.

Statutory Accounting. UPCIC prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the Office of Insurance Regulation of the State of Florida.  Effective January 1, 2001, the Office of Insurance Regulation of the State of Florida required that insurance companies domiciled in the State of Florida prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures

Manual (the “Manual”), as modified by the Office of Insurance Regulation of the State of Florida.  Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC as of December 31, 2009 and 2008, and the results of its operations and its cash flow, for the years ended December 31, 2009, 2008 and 2007, have been determined in accordance with statutory accounting principles, but adjusted to accounting principles generally accepted in the United States of America (GAAPUSA) for purposes of these financial statements. These principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from GAAPUSA.

New Accounting Pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Recognition and Presentation of Other-than-Temporary Impairments", which amends the criteria for the recognition of other-than-temporary impairments (“OTTI”) for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI was recorded in earnings in the period of recognition. This guidance is effective for interim and annual periods ending after June 15, 2009, and requires a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.  The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

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

In February 2010, the FASB amended the subsequent events guidance issued in May 2009 to remove the requirement for SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance. The adoption of this guidance did not have an impact on the Company's consolidated financial condition or results of operations.

NOTE 3 – REINSURANCE

UPCIC’s in-force policyholder coverage for windstorm exposures as of December 31, 2009 was approximately $115.2 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance contracts.  Reinsurance premiums, losses and loss adjustment expenses (“LAE”) are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance ceding commissions received are deferred and netted against policy acquisition costs and amortized over the effective period of the related insurance policies.

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

The total cost of UPCIC’s multiple line excess reinsurance program effective June 1, 2009 through May 31, 2010 is $3,000,000 of which UPCIC’s cost is 50%, or $1,500,000, and the quota share reinsurers' cost is the remaining 50%.  The total cost of UPCIC’s property per risk reinsurance program effective June 1, 2009 through May 31, 2010 is $400,000.

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

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (“SBA”).  Under the reimbursement agreement, FHCF would reimburse UPCIC, for each loss occurrence during the contract year for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses.  A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2009 to May 31, 2010, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF.  As of December 31, 2009 the estimated coverage is 90% of $1,038,999,659 in excess of $392,807,984.  The estimated premium for this coverage is $58,819,440.

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

The total cost of UPCIC’s private catastrophe reinsurance program effective June 1, 2009 through May 31, 2010 is $155,258,800 of which UPCIC’s cost is 50%, or $77,629,400, and the quota share reinsurers’ cost is the remaining 50%.  The total cost of UPCIC’s private catastrophe reinsurance layer effective June 12, 2009 through May 31, 2010 is $17,500,000 which is eliminated in consolidation.  In addition, UPCIC purchases reinstatement premium protection as described above which amounts to $22,312,747.  The cost of subsequent event catastrophe reinsurance is $15,740,000. The estimated premium UPCIC plans to cede to the FHCF for the 2009 hurricane season is $58,819,440 of which UPCIC’s cost is 50%, or $29,409,720, and the quota share reinsurers’ cost is the remaining 50%.  UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the ICBUI Program, the premium for which is $5,000,000, of which UPCIC’s cost is 50%, or $2,500,000, and the quota share reinsurers’ cost is the remaining 50%.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Operations:

	Year Ended December 31, 2009

	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment
			Expenses
Direct	$562,671,620	$542,790,538	$214,981,546
Ceded	(428,384,278)	(401,136,813)	(108,848,411)

Net	$134,287,342	$141,653,725	$106,133,135

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

The total cost of UPCIC’s multiple line excess reinsurance program effective June 1, 2008 through May 31, 2009 is $2,058,270 of which UPCIC’s cost is 50%, or $1,029,135, and the quota share reinsurers' cost is the remaining 50%.  The total cost of UPCIC’s property per risk reinsurance program effective June 1, 2008 through May 31, 2009 is $394,562.

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

The preceding reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Operations:

Year Ended December 31, 2007
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$498,748,778	$474,353,847	$112,937,522
Ceded	(358,405,016)	(319,935,395)	(53,137,852)

Net	$140,343,762	$154,418,452	$59,799,670

Other Amounts:

Prepaid reinsurance premiums and reinsurance recoverables as of December 31, 2009 and 2008 were as follows:

	As of December 31,
	2009	2008

Prepaid reinsurance premiums	$200,294,241	$173,046,776

Reinsurance recoverable on unpaid losses and LAE	$62,900,913	$43,384,469
Reinsurance recoverable on paid losses	28,915,520	625,378
Reinsurance recoverables	$91,816,433	$44,009,847

The Company has determined that a right of offset exists between UPCIC and its reinsurers, under its quota share reinsurance treaties.  Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as follows:

	As of December 31,
	2009	2008
Reinsurance payable, net of ceding commissions
due from reinsurers	$105,536,847	$60,099,512
Inuring premiums receivable	(32,432,252)	(36,115,264)

Reinsurance payable, net	$73,104,595	$23,984,248

UPCIC’s reinsurance contracts do not relieve UPCIC from its obligations to policyholders.  Failure of reinsurers to honor their obligations could result in losses to UPCIC; consequently, allowances are established for amounts deemed uncollectible.  No allowances were deemed necessary at December 31, 2009 and 2008.  UPCIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. UPCIC currently has reinsurance contracts with various reinsurers located throughout the United States and internationally.  UPCIC believes that ceding risks to reinsurers whom it considers to be financially sound combined with the distribution of reinsurance contracts to an array of reinsurers adequately minimizes UPCIC’s risk from any potential operating difficulties of its reinsurers.  However, UPCIC is required by law to purchase certain reimbursement coverage from the FHCF and has purchased other optional FHCF reimbursement coverage.

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

On September 14, 2006, the Board of Governors of Citizens authorized the levying of a regular assessment on assessable insurers to recoup the 2005 Plan Year Deficit incurred in the High Risk Account. The assessment is based upon UPCIC’s share of direct written premium for the subject lines of business in the State of Florida for the calendar year preceding the plan year in which the deficit occurred.  UPCIC’s participation in this assessment totaled $263,650. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and began implementing the recoupment in connection with this assessment in 2007.  The Company expects that recoupment of this assessment will be completed in 2010.

During its meeting on December 14, 2006, the FIGA Board determined the need for an emergency assessment upon its member companies. The FIGA Board decided on an emergency assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2005. Based on the 2005 net direct premiums of $11.2 billion, this assessment would generate approximately $225 million. UPCIC’s participation in this assessment totaled $1,772,861. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2006 and began implementing the recoupment in connection with this assessment in 2007.  The Company expects that recoupment of this assessment will be completed in 2010.

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

During its meeting on October 11, 2007, the FIGA Board determined the need for an assessment upon its member companies, which the OIR approved on October 29, 2007.  The FIGA Board decided on an assessment on member companies of 2% of the Florida net direct premiums for the calendar year 2006.  Based on the 2006 net direct premiums of $15.8 billion, this assessment would generate approximately $315 million.  UPCIC’s participation in this assessment totaled $7,435,090. Pursuant to Florida law, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, UPCIC recorded this assessment as an expense during the year ended December 31, 2007 and recouped this assessment in 2009.

During its meeting on October 30, 2009, the FIGA Board determined the need for an assessment upon its member companies, which the OIR approved on November 6, 2009.  The FIGA Board decided on an assessment on member companies of 0.8% of the Florida net direct premiums for the calendar year 2008.  UPCIC’s participation in this assessment totaled $4,090,913.  Pursuant to Florida statutes, insurers are permitted to recoup this assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA.  As a result, UPCIC recorded this assessment as an expense during the quarter ended December 31, 2009 and will begin implementing the recoupment in connection with this assessment in 2010.  The Company expects that recoupment of this assessment will be completed in 2011.

NOTE 4 – INVESTMENTS

Major sources of net investment income, comprised primarily of interest and dividends, are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Cash and cash equivalents	$312,317	$3,951,161	$10,606,881
Fixed maturities	1,269,216	64,213	-
Equity securities	650,739	-	-
Total investment income	2,232,272	4,015,374	10,606,881
Less investment expenses	(778,673)	(294,345)	(196,622)

Net investment income	$1,453,599	$3,721,029	$10,410,259

As of December 31, 2009 and 2008, the Company’s investments consisted of cash, cash equivalents, and investments with carrying values of $307,721,301 and $262,613,412, respectively.

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

Cash and cash equivalents consisted of checking, repurchase and money market accounts with carrying values of $192,924,291 and $256,964,637 as of December 31, 2009 and 2008, respectively, as follows:

	As of December 31, 2009
Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	0	71,977,371	71,977,371	37.3%
Evergreen Investment Management
Company, L.L.C.	0	26,909	26,909	0.0%
SunTrust Bank	1,063,785	0	1,063,785	0.5%
SunTrust Bank Institutional
Asset Services	0	102,257,833	102,257,833	53.0%
Wachovia Bank, N.A.	489,051	0	489,051	0.3%
Bank of New York Trust Fund	0	16,515,181	16,515,181	8.6%
All Other Banking Institutions	594,161	0	594,161	0.3%
	2,146,997	190,777,294	192,924,291	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

	As of December 31, 2008
Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	0	161,072,107	161,072,107	62.7%
Evergreen Investment Management	0	10,575,615	10,575,615	4.1%
Company, L.L.C.
SunTrust Bank Institutional
Asset Services	0	81,703,268	81,703,268	31.8%
All Other Banking Institutions	417,830	3,195,817	3,613,647	1.4%
	417,830	256,546,807	256,964,637	100.0%

(1)  Funds invested with Evergreen Investment Management Company, L.L.C.

Investments are classified into three categories: held to maturity, trading securities or available for sale.  Investments classified as held to maturity include debt securities that the Company has the positive intent and ability to hold to maturity.  Held to maturity securities are reported at amortized cost.  Investments classified as available for sale include debt and equity securities that are not classified as held to maturity or as trading security investments.  Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity, namely Other Comprehensive Income.  The Company did not hold any trading securities at December 31, 2009 and 2008.

During the year ended December 31, 2009, the Company sold US Treasury Notes, originally intended to be held to maturity, and purchased US Treasury Inflation Index Bonds in order to reduce the effects of inflation on the Company's overall investment portfolio.  These US Treasury Notes had a carrying value of $4,170,864, were sold for $4,244,851 and a gain of $73,987 was recognized.  The Company reclassified its held to maturity securities being carried at an amortized cost of $57,773,720 to available for sale securities and recorded net unrealized losses of $85,965 concurrently with the sale of the US Treasury Notes.

The following table shows the realized gains and losses for fixed maturities and equity securities for the twelve-month period ended December 31, 2009.  There were no realized gains for the twelve-month period ended December 31, 2008.

	For the Years Ended
	December 31, 2009		December 31, 2008
	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
Fixed maturities, available for sale	$5,542,936	$278,212,228	$-	$-
Equity securities	26,722,120	121,930,068	$-	$-
	$32,265,056	$400,142,296	$-	$-

Fixed maturities, available for sale	$(8,248)	$20,820,861	$-	$-
Equity securities	(8,081,763)	31,964,985	$-	$-
	$(8,090,011)	$52,785,846	$-	$-
	$24,175,045	$452,928,142	$-	$-

A summary of the amortized cost (fixed maturities), cost (equity securities), estimated fair value, gross unrealized gains,  and gross unrealized losses of fixed maturities and equity securities at December 31, 2009 and 2008 follows.
	December 31, 2009
	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - available for sale:
US government and agency obligations	$42,296,727	$37,623	$(945,342)	$41,389,008
Total fixed maturities - available for sale	$42,296,727	$37,623	$(945,342)	$41,389,008

Equity securities:
Commodities	$53,098,484	$4,079,387	$(216,691)	$56,961,180
Common Stock	18,437,549	199,045	(2,189,772)	16,446,822
Total equity securities	$71,536,033	$4,278,432	$(2,406,463)	$73,408,002

	December 31, 2008
	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - held to maturity:
US government and agency obligations	$4,334,405	$125,760	$-	$4,460,165
Total fixed maturities - held to maturity	$4,334,405	$125,760	$-	$4,460,165

Equity securities	$1,273,941	$40,738	$(309)	$1,314,370

The table below reflects the Company’s unrealized investment losses by investment class, aged for length of time in an unrealized loss position as of December 31, 2009.

	Unrealized Investment Losses
	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Fixed maturities, available for sale:
US government and agency obligations	4	$39,246,052	$(945,342)	-	$-	$-

Total fixed maturities, available for sale	4	$39,246,052	$(945,342)	-	$-	$-

Equity securities:
Commodities	6	$7,822,160	$(216,691)	-	$-	$-
Common stocks	21	12,972,984	(2,189,772)	-	-	-
Total equity securities	27	$20,795,144	$(2,406,463)	-	$-	$-

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

Below is a summary of fixed maturities at December 31, 2009 and 2008 by contractual or expected periods.

Held-to-Maturity	December 31, 2009		December 31, 2008
Contractual or Expected Period:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$2,626,958	$2,674,230
Due after one year through five years	-	-	1,707,447	1,785,935
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-

Total	$-	$-	$4,334,405	$4,460,165

Available-for-Sale	December 31, 2009		December 31, 2008
Contractual or Expected Period:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	176,350	180,901	-	-
Due after five years through ten years	2,909,446	2,942,497	-	-
Due after ten years	39,210,931	38,265,610	-	-

Total	$42,296,727	$41,389,008	$-	$-

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 19 – Fair Value Disclosure.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, as of December 31, 2009 and 2008, consisted of the following:

	As of December 31,
	2009	2008
Computers	$54,184	$22,321
Furniture	513,579	346,673
Automobiles and other vehicles	1,080,886	927,314
Software	1,239,280	849,195

Total cost	2,887,929	2,145,503
Less: accumulated depreciation	(1,642,071)	(1,281,378)

Property and equipment, net	$1,245,858	$864,125

Depreciation and amortization of property and equipment was $360,693, $353,729 and $279,846 during 2009, 2008 and 2007, respectively.

Real estate, as of December 31, 2009 and 2008, consisted of the following:

	As of December 31,
	2009	2008
Land	$270,000	$270,000
Building	1,410,000	1,410,000
Capital Improvements	2,157,389	2,137,739

Total cost	3,837,389	3,817,739
Less: accumulated depreciation	(547,496)	(418,130)

Real estate, net	$3,289,893	$3,399,609

Depreciation of real estate was $129,366, $126,584 and $119,446 during 2009, 2008 and 2007, respectively.

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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC’s policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During the twelve-month periods ended December 31, 2009, 2008 and 2007, UPCIC did not experience any catastrophic events. UPCIC’s in-force policyholder coverage for windstorm exposures as of December 31, 2009 was approximately $115.2 billion.  UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 3.

Management believes that the liabilities for claims and claims expense as of December 31, 2009 are appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company’s financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company’s financial statements.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Balance at beginning of year	$87,947,774	$68,815,500
Less reinsurance recoverable	(43,384,469)	(37,587,445)

Net balance at beginning of year	44,563,305	31,228,055

Incurred related to:

Current year	97,630,002	75,118,459
Prior years	8,503,133	6,219,667

Total incurred	106,133,135	81,338,126

Paid related to:

Current year	52,388,374	44,281,614
Prior years	34,011,226	23,721,262

Total paid	86,399,600	68,002,876

Net balance at end of year	64,296,840	44,563,305
Plus reinsurance recoverable	62,900,913	43,384,469

Balance at end of year	$127,197,753	$87,947,774

As a result of changes in estimates of insured events in prior years, the provision of losses and LAE, net of related reinsurance recoverables increased by $8,503,132 and $6,219,667 in 2009 and 2008, respectively, principally as a result of actual loss development on prior year non-catastrophe losses during the years ended December 31, 2009 and 2008.

NOTE 7 – LOANS PAYABLE AND LONG-TERM DEBT

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration (“SBA”) under the ICBUI Program.  Under the ICBUI program, which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $87.8 million.  The $25.0 million is invested in a U.S. treasury money market account.

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate.  For the first three years of the term of the surplus note, UPCIC was required to pay interest only.  Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR.  The first scheduled principal payment, due January 1, 2010, was paid in December 2009.

As of December 31, 2009 and 2008, the balances due under the surplus note are shown in the Company’s Consolidated Balance Sheets as Long-Term Debt with carrying values of $24,632,353 and $25,000,000, respectively.

Repayments of principal are estimated to be as follows as of December 31, 2009:

2010	$1,102,941

2011	1,470,588
2012	1,470,588
2013	1,470,588
2014	1,470,588
Thereafter	17,647,060
Total	$24,632,353

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

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio.  Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points.   Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified.  As of December 31, 2009, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

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

Finance Facility

In November 2007, the Company commenced offering premium finance services through Atlas Premium Finance Company, a wholly-owned subsidiary. To fund its operations, Atlas agreed to a Sale and Assignment Agreement with Flatiron Capital Corp., a funding partner to the commercial property and casualty insurance industry owned by Wells Fargo Bank, N.A.  The agreement provides for Atlas' sale of eligible premium finance receivables to Flatiron.

Interest Expense

Interest expense, comprised primarily of interest on the surplus note, was $797,934, $1,581,722 and $1,525,814 for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

NOTE 8 – REGULATORY REQUIREMENTS AND RESTRICTIONS

UPCIC is subject to comprehensive regulation by the OIR. The Florida Insurance Code (the “Code”) requires that UPCIC maintain minimum statutory surplus of the greater of 10% of the insurer’s total liabilities or $4,000,000.  UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the state of Florida.  UPCIC’s statutory surplus as of December 31, 2009 is $87,827,413.

The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. During the year ended December 31, 2009, UPCIC did not pay dividends to the Company.  During the year ended December 31, 2008, UPCIC declared and paid aggregate dividends to the Company of $23,000,000.  During 2007, UPCIC did not pay dividends to the Company.

UPCIC is required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2009, based on calculations using the appropriate NAIC RBC formula, UPCIC’s reported total adjusted capital was in excess of the requirements.

NOTE 9 - RELATED PARTY TRANSACTIONS

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During 2009 and 2008, the Company expensed claims adjusting fees of $605,000 and $410,000, respectively, to Downes and Associates.

During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217,169 and $162,876, respectively. These amounts were repaid to the Company during February 2010.

NOTE 10- INCOME TAX PROVISION

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.3%	0.1%	0.0%
State income tax, net of federal tax benefit	3.6%	3.6%	3.6%
Other, net	-0.4%	0.6%	1.1%
Effective tax rate	38.5%	39.3%	39.7%

Deferred income taxes as of December 31, 2009 and 2008 represent the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effects of temporary differences are as follows:

	As of December 31,
	2009	2008
Deferred income tax assets:
Unearned premiums	$6,023,587	$6,591,903
Advanced premiums	1,266,152	886,088
Unpaid losses	1,836,061	1,290,615
Regulatory assessments	1,605,884	1,662,854
Executive compensation	181,992	269,942
Shareholder compensation	327,553	409,351
Stock option expense	3,037,961	2,519,346
Accrued wages	423,190	251,948
Allowance for uncollectible receivables	1,042,228	540,049
Additional tax basis of securities	140,878	-
Restricted stock grant	9,882	-
Other	3,876
Total deferred income tax assets	15,899,244	14,422,096

Deferred income tax liabilities:
Property and equipment	-	(26,617)
Deferred policy acquisition costs, net	(3,650,979)	(157,365)
Restricted stock grant	-	(109,056)
Unrealized gains on investments	(353,976)	(15,595)

Total deferred income tax liabilities	(4,004,955)	(308,633)

Net deferred income tax asset	$11,894,289	$14,113,463

A valuation allowance is deemed unnecessary as of December 31, 2009 and December 31, 2008, respectively, because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Liabilities for unrecognized tax benefits are recorded in accordance with issued FASB guidance on Accounting for Uncertainty in Income Taxes.  The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

The Company’s earliest open tax year for purposes of examination of its Federal and State of Florida income tax liability due to taxing authorities is the year ended December 31, 2006.  The Company’s U.S. Corporation Income Tax Return for the 2006 tax year was examined by the Internal Revenue Service during 2009.  The Company agreed with the proposed adjustments and paid an additional Federal income tax of $3,144.

The Company filed a consolidated federal income tax return for the fiscal year ended December 31, 2008 and intends to do so for the fiscal year ended December 31, 2009.  The agreements between the Company and its statutory subsidiaries provide that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers.

NOTE 11 - STOCKHOLDERS’ EQUITY

Cumulative Preferred Stock

During the year ended December 31, 2009, shareholders converted 30,000 shares of Series A Preferred stock into 75,000 shares of Common Stock. As of December 31, 2009 the Company had 19,950 and 88,690 shares of issued and outstanding  Series A and Series M Preferred Stock, respectively.

Each share of Series A Preferred Stock is convertible by the Company into 2.5 shares of Common Stock, into an aggregate of 49,875 common shares.  Each share of Series M Preferred Stock is convertible by the Company into 1.25 shares of Common Stock, into an aggregate of 110,863 common shares.  The Series A Preferred Stock pays a cumulative dividend of $.25 per share per quarter.

Equity Compensation Plan

On October 13, 2009, the Company's Board of Directors approved, and recommended that the Company’s stockholders approve, the 2009 Omnibus Incentive Plan (“Incentive Plan”). On November 16, 2009, the Company’s stockholders approved the Incentive Plan by written consent.

An aggregate of 1,800,000 shares of the common stock, $0.01 par value per share (“Common Stock”) is reserved for issuance and available for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of Common Stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates. The Incentive Plan also provides for awards that are intended to qualify as “performance-based compensation” in order to preserve the deductibility of such compensation by the Company under Section 162(m) of the Internal Revenue Code. As of December 31, 2009, no specific awards had been granted and no commitments had been made under the Incentive Plan. The Incentive Plan shall have a term of ten years expiring on November 16, 2019.

Stock Options

A summary of the option activity for the years ended December 31, 2009, 2008 and 2007 is presented below:

					Aggregate
	Number	Option Price per Share			Intrinsic
	of Shares	Low	High	Weighted Avg.	Value

Outstanding January 1, 2007	6,445,000	$0.04	$1.87	$0.91	$4,517,644
Granted	2,010,000	$2.60	$6.50	$5.89
Exercised	(750,000)	$1.06	$1.87	$1.11
Expired	(600,000)	$0.63	$1.06	$0.70
Outstanding December 31, 2007	7,105,000	$0.06	$6.50	$2.32	$36,172,050
Granted	2,490,000	$2.31	$3.90	$3.24
Exercised	(2,910,000)	$0.06	$3.80	$1.22
Expired	(35,000)	$1.00	$1.00	$1.00
Outstanding December 31, 2008	6,650,000	$0.50	$6.50	$3.15	$3,795,250
Exercised	(295,000)	$1.10	$3.90	$1.99
Expired	(10,000)	$1.10	$1.10	$1.10
Outstanding December 31, 2009	6,345,000	$0.50	$6.50	$3.21	$17,888,900

No options to purchase shares of Common Stock were granted during 2009.

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

The total intrinsic value of options exercised in 2009 was $1,048,150. A total of 137,407 shares of Common Stock were retained by the Company in 2009 for the cashless exercise of stock options, valued at $756,375.  The total intrinsic value of options exercised in 2008 was $10,953,980. A total of 1,471,658 shares of Common Stock were retained by the Company issued in 2008 for the cashless exercise of stock options, valued at $7,448,938.

As of December 31, 2009, there were 6,345,000 options outstanding with an aggregate intrinsic value of $17,888,900 and a weighted average remaining contractual life of 2.14 years.  Of the total number of options outstanding, 4,265,000 options are fully vested and exercisable.

As of December 31, 2008, there were 6,650,000 options outstanding with an aggregate intrinsic value of $3,795,250 and a weighted average remaining contractual life of 3.09 years.  Of the total number of options outstanding, 2,600,000 options were fully vested and exercisable.

Warrants

No warrants were granted during 2009 and there were no warrants outstanding as of December 31, 2009.

Warrants to purchase 600,000 and 250,000 shares of Common Stock were exercised during 2008 and 2007 at weighted average prices of $1.00 and $0.04, respectively.

Common Stock

As of December 31, 2009, the Company had 40,214,884 shares of issued Common Stock consisting of 1,809,119 treasury shares, 631,000 shares held in trust, and 37,774,765 shares outstanding.

The following table summarizes the activity relating to shares of the Company’s Common Stock during the years ended December 31, 2009, 2008 and 2007:

	Issued Shares	Treasury Shares	Shares Held in Trust	Outstanding Shares

Balance, as of January 1, 2007	38,057,103	(208,645)	(2,900,000)	34,948,458
Warrants exercised	250,000	-	-	250,000
Options exercised	750,000	-	-	750,000
Shares applied to exercise price and/or income taxes:		(185,729)
Restricted stock grant	250,000	-	-	250,000
Balance, as of December 31, 2007	39,307,103	(394,374)	(2,900,000)	36,012,729
Warrants exercised	600,000	-	-	600,000
Shares applied to exercise price and/or income taxes:
Issued Shares	-	(81,081)	-	(81,081)
Options exercised	916,000	-	1,994,000	2,910,000
Shares applied to exercise price and/or income taxes:
Issued Shares	-	(425,491)	-	(425,491)
Shares Held in Trust	-	(965,084)	-	(965,084)
Shares cancelled	(965,084)	965,084	-	-
Restricted stock grant	300,000	-	-	300,000
Repurchase of shares	-	(808,901)	-	(808,901)
Balance, as of December 31, 2008	40,158,019	(1,709,847)	(906,000)	37,542,172
Issued Shares	75,000	-	-	75,000
Options exercised	20,000	-	275,000	295,000
Shares applied to exercise price and/or income taxes:
Shares Held in Trust	-	(137,407)	-	(137,407)
Shares cancelled	(38,135)	38,135	-	-
Balance, as of December 31, 2009	40,214,884	(1,809,119)	(631,000)	37,774,765

Restricted Stock Grants

The Company did not grant any shares of restricted stock during the year ended December 31, 2009.

Effective December 5, 2008, the Company issued 300,000 shares of restricted common stock at a price of $2.43 per share to Sean Downes, Senior Vice President, Chief Operating Officer and Director, in consideration for services rendered pursuant to terms of an employment agreement and to provide to Mr. Downes with a continued incentive to share in the success of the Company.  The stock vests over a two-year period as follows: 150,000 shares vested on December 5, 2009, the first anniversary of the effective date of the award, and 150,000 shares are expected to vest on December 5, 2010, the second anniversary date of the effective date of the award.

During 2007, the Company issued 250,000 shares of restricted common stock at a price of $3.70 per share to an employee in consideration for services rendered.  The stock vested in three equal parts on December 31, 2007, 2008 and 2009.

Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company’s common stock as quoted on the NYSE Amex, and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Income Tax Benefit

The Company realized actual income tax benefits from the tax deductible expense relating to the exercise of stock options and warrants and the vesting of restricted stock totaled $728,584, $5,706,778 and $2,130,560 for the years ended December 31, 2009, 2008 and 2007, respectively.

Dividends Declared

During the years ended December 31, 2009 and 2008, the Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows:

	For the year ended December 31, 2009		For the year ended December 31, 2008
	Per Share	Aggregate	Per Share	Aggregate
	Amount	Amount	Amount	Amount
First Quarter	$0.22	$8,268,278	$0.10	$3,791,617
Second Quarter	$0.12	$4,516,461	$0.00	$-
Third Quarter	$0.00	$-	$0.10	$3,724,217
Fourth Quarter	$0.20	$7,528,808	$0.20	$7,448,435

Stock Grantor Trust

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust (“SGT”) to fund its obligations arising from its various stock option agreements.  The Company funded the SGT with 2,900,000 shares of Company Common Stock.  In exchange, the SGT delivered $29,000 and a promissory note to the Company for approximately $2,320,000 which together represents the purchase price of the shares.  Amounts owed by the SGT to the Company will be repaid by cash received by the SGT, which will result in the SGT releasing shares to satisfy Company obligations for stock options. The assets of the SGT are subject to the claims of the Company’s general creditors under federal and state law.   The consolidated financial statements include the accounts of the SGT. Dividends paid by the Company and received by the SGT on shares of Common Stock held in trust are eliminated in consolidation and shown net in the Consolidated Financial Statements. As of December 31, 2009, there were 631,000 shares of the Company‘s common stock held in the SGT.

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

NOTE 12- EMPLOYEE BENEFIT PLAN

Effective January 1, 2009, the Company adopted a qualified retirement plan covering substantially all employees. It is designed to help the employees meet their financial needs during their retirement years. Eligibility for participation in the plan is generally based on employee’s date of hire or on completion of a specified period of service. Employer contributions to this plan are made in cash.

The plan titled the “Universal Property & Casualty 401(K) Profit Sharing Plan and Trust” (“401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or loss. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution that does not exceed five percent of their compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the year ended December 31, 2009.

The Company made aggregate contributions of approximately $545,442 to the 401(k) Plan during the year ended December 31, 2009.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

  Employment Agreements and Potential Payments Upon Termination Of Employment

The following summaries describe the employment agreements between the Company and three executive officers and set forth potential payments payable to the Company’s named executive officers upon termination of employment or a change in control under their current employment agreements.

Meier Employment Agreement

The Company’s employment agreement with Mr. Meier is dated as of August 11, 1999.  The Company and Mr. Meier have amended the employment agreement, with the most recent amendment dated December 5, 2008 (the employment agreement and the amendments are collectively referred to as the “Meier Employment Agreement”).  Under the terms of the Meier Employment Agreement, Mr. Meier will serve as the Company’s President and Chief Executive Officer.  Mr. Meier received a base salary of $1,354,314 in 2009, and he is entitled to a twenty percent (20%) increase in base salary each year.  Additionally, pursuant to the Meier Employment Agreement, Mr. Meier is entitled to an annual performance bonus equal to three percent (3%) of the pretax income of the Company up to $5 million, and four percent (4%) of the pretax income of the Company in excess of $5 million.  The bonuses under the Meier Employment Agreement were contingent upon the Company’s shareholders approving such bonus formula, which they have done.

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

The Meier Employment Agreement expires on December 31, 2011; however, the agreement is automatically extended each year thereafter unless the Company or Mr. Meier provides written notice that the agreement is being terminated 60 days in advance of the anniversary date of the Meier Employment Agreement.

Downes Employment Agreement

The Company’s employment agreement with Mr. Downes is dated as of January 1, 2005, and provides that Mr. Downes will serve as Chief Operating Officer and Senior Vice President of the Company.  The Company and Mr. Downes have amended the employment agreement, with the most recent amendment dated February 4, 2010 (the employment agreement and the amendments are collectively referred to as the “Downes Employment Agreement”).  Mr. Downes received a base salary of $954,653 in 2009, and he is entitled to a twenty percent (20%) increase in base salary each year.  Additionally, pursuant to the Downes Employment Agreement, Mr. Downes is entitled to an annual performance bonus equal to three percent (3%) of the pre-tax profits of the Company; provided, however, that any such bonus is contingent upon  the Company’s shareholders  approving such bonus formula, which they have done.  Under the Downes Employment Agreement, the Company may grant Mr. Downes options or warrants to purchase the Company’s Common Stock.

Mr. Downes is also eligible to receive health and welfare benefits, such as group medical, group life and long-term disability coverage.  The Downes Employment Agreement contains noncompete and nondisclosure provisions.

In the event of a change in control of the Company, the Company shall pay Mr. Downes an amount equal to 12 months base salary, plus the annual bonus paid for the preceding fiscal year.  Also, effective January 1, 2010, if a change in control occurs, the Company shall pay Mr. Downes an amount equal to 2.99 times Mr. Downes’ “base amount,” as defined in Section 280G(b)(3) of the Internal  Revenue Code.  Further, in the event of a change in control, all options held by Mr. Downes vest and become immediately exercisable.  For the purposes of the Downes Employment Agreement, a change in control shall be deemed to have occurred if, at any time, substantially all the assets of the Company shall have been sold or transferred by sale, merger or otherwise, or if any person becomes the beneficial owner, directly or indirectly, of securities of the company representing fifty percent (50%) or more of the combined voting power of the then-existing outstanding securities of the Company.

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

The Downes Employment Agreement expires on December 31, 2013 unless extended in writing by the Company.

Lynch Employment Agreement

On October 11, 2006, the Company entered into an employment agreement (the “Lynch Employment Agreement”) with Mr. Lynch, who has served as the Company’s Executive Vice President and Chief Financial Officer since August 1998.  Under the terms of the Lynch Employment Agreement, Mr. Lynch will continue to serve in such capacity.  Mr. Lynch received a base salary of $446,539 in 2009, and he is entitled to a twenty percent (20%) increase in base salary each year. Additionally, pursuant to the Lynch Employment Agreement, Mr. Lynch is entitled to an annual performance bonus determined at the discretion of the Board of Directors of the Company; provided, however, that such bonus shall be no less than $50,000.

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

In addition, if within one year following a change in control of the Company Mr. Lynch’s employment is terminated (i) by the Company or a succeeding entity without cause or (ii) by Mr. Lynch for good reason, then the Company shall (1) pay Mr. Lynch unpaid base salary accrued up to the effective  date of termination; (2) pay Mr. Lynch a prorated portion of Mr. Lynch’s annualized bonus; (3) pay Mr. Lynch a lump sum payment equal to the greater of Mr. Lynch’s current base salary (x) through December  31, 2010 or (y) for period of twelve (12) months; and (4) pay on Mr. Lynch’s behalf Mr. Lynch’s COBRA premiums for a period not to exceed eighteen (18) months.  For the purposes of the Lynch Employment Agreement, a change in control shall be deemed to have occurred if, (i) there shall be consummated (A) any consolidation or merger in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s common stock would be converted into cash, securities or other property, other than a consolidation or a merger having the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions other than in the ordinary course of business of the Company) of all, or substantially all, of the assets of the Company to any corporation, person or other entity which is not a direct or indirect wholly-owned subsidiary of the Company, or (ii) any person, group, corporation or other entity  shall acquire beneficial ownership (as determined  pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and rules and regulations promulgated hereunder) of 50% or more of the Company's outstanding  common  stock.  In all cases pursuant to the Lynch Employment Agreement, the determination of whether a change of control has occurred shall be made in accordance with Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations, notices and other guidance of general applicability issued there under.

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

The Lynch Employment Agreement expires on December 31, 2011.

Operating Leases

The Company has leased certain computer equipment and software under a master equipment lease agreement with Relational Funding, Inc. with an original equipment cost of $2,735,960. The Company also has several leases on office space.  The following is a schedule of future minimum rental payments required under the non-cancelable operating leases as of December 31, 2009:

2010	$503,226
2011	391,706
2012	358,668
2013	253,806
2014 and later	291,566
$1,798,972

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

NOTE 15 – EARNINGS PER SHARE

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Income Available to Common Stockholders Amount	Shares	Per-Share Amount	Income Available to Common Stockholders Amount	Shares	Per-Share Amount	Income Available to Common Stockholders Amount	Shares	Per-Share Amount

Net income	$28,787,298			$40,037,323			$54,002,288
Less: preferred stocks
dividends	(27,450)			(49,950)			(49,950)
Income available to common stockholders	$28,759,848	37,617,885	$0.76	$39,987,373	37,418,253	$1.07	$53,952,338	35,550,503	$1.52

Effect of dilutive securities:
Stock options and warrants	-	2,679,134	(0.05)	-	2,287,929	(0.06)	-	5,241,192	(0.20)
Preferred stock	27,450	174,505	-	49,950	568,325	(0.02)	49,950	568,325	(0.01)
Income available to common stockholders and assumed conversion	$28,787,298	40,471,524	$0.71	$40,037,323	40,274,507	$0.99	$54,002,288	41,360,020	$1.31

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes during the years ended December 31, 2009, 2008 and 2007 were as follows:

	For the years ended December 31,
	2009	2008	2007
Interest	$740,118	$1,549,292	$1,524,223
Income taxes	$15,609,000	$22,266,491	$54,200,673

NOTE 17 – QUARTERLY RESULTS FOR 2009 AND 2008 (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended
December 31, 2009
Total revenues	$48,117,800	$47,549,345	$60,983,047	$53,991,937
Total expenses	27,935,892	35,105,355	42,443,473	58,994,585
Net Income	12,437,830	7,638,558	11,514,520	(2,803,610)
Basic earnings per share	0.33	0.20	0.31	(0.08)
Diluted earnings per share	0.31	0.19	0.28	(0.07)

For the year ended
December 31, 2008
Total revenues	$44,284,473	$45,694,408	$47,175,024	$45,513,391
Total expenses	20,935,236	26,791,114	35,451,891	33,482,290
Net Income	14,308,316	11,198,150	7,372,654	7,158,203
Basic earnings per share	0.39	0.29	0.20	0.19
Diluted earnings per share	0.35	0.27	0.19	0.18

During the fourth quarter of 2009, the Company recognized expense related to a FIGA assessment of approximately $4.1 million described in Note 3 and recorded additional unpaid loss and LAE above the independent actuary’s point reserve, or best estimate, in the amount of approximately $2.5 million.

NOTE 18 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2009 except for the following.

On January 19, 2010, the Company declared a dividend of $.12 per share on its outstanding Common Stock of the Company to be paid on April 6, 2010 to the shareholders of record of the Company at the close of business on March 19, 2010.  The company expects to pay an aggregate dividend of approximately $4.7 million.

On February 10, 2010, the Company announced that, effective February 4, 2010, it had amended the employment agreement with its Chief Operating Officer and Senior Vice President, Mr. Sean Downes as described in Note 13.

On March 5, 2010, the Company’s Board of Directors approved the Company’s plans for UPCIC to apply for expansion in five additional states including Maryland, Massachusetts, New Jersey, New York, and Virginia.  There is no assurance that the Company will be successful in obtaining these licenses and no prediction of when, if licensed, the Company will commence operations in any of these states.

NOTE 19 – FAIR VALUE DISCLOSURE

Financial assets and financial liabilities recorded on the Condensed Consolidated Balance Sheets at fair value as of December 31, 2009 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

US government obligations and agencies	$41,389,008	$-	$-	$41,389,008
Equity securities	73,408,002	-	-	73,408,002

Total invested assets	$114,797,010	$-	$-	$114,797,010

The fair value of the securities determined to be Level I inputs are derived from readily available market prices.

NOTE 20 - OTHER COMPREHENSIVE INCOME

The components of other comprehensive income on a pretax and after-tax basis for the years ended December 31, 2009 and 2008 are as follows:

	For the Year Ended			For the Year Ended
	December 31, 2009			December 31, 2008
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized gains , net	$31,860,665	$(12,290,251)	$19,570,414	$40,429	$(15,595)	$24,834
Less: reclassification adjustments of realized
gains on investments	24,175,045	(9,325,524)	14,849,521	-	-	-
Less: reclassification adjustments of foreign
currency gains on investments	6,808,419	(2,626,348)	4,182,071	-	-	-

Change in net unrealized gains
on investments	877,201	(338,380)	538,821	40,429	(15,595)	24,834

Other comprehensive income	$877,201	$(338,380)	$538,821	$40,429	$(15,595)	$24,834

Accumulated other comprehensive income, net of taxes, as of December 31, 2009 and 2008, comprises the following:

	As of December 31,
	2009	2008
Net unrealized gains:
Fixed maturities, available for sale	$(907,720)	$-
Equity securities	1,871,969	40,429
Other	(46,619)	-
Net unrealized gains	917,630	40,429

Deferred income taxes	(353,976)	(15,595)

Accumulated other comprehensive income, net of taxes	$563,654	$24,834

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Blackman Kallick, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements.  The auditor’s attestation report on management’s assessment of the Company’s internal control over financial reporting is presented above at “Report of Independent Registered Certified Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

NONE

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

The Company adopted a Code of Business Conduct and Ethics on January 9, 2007 that is applicable to all directors, officers and employees of the Company.  The code is publicly available at the Company’s headquarters in Fort Lauderdale, Florida and also on the Company’s website at www.universalinsuranceholdings.com.  A copy of the Company’s Code of Business Conduct and Ethics may be obtained free of charge by written request to James M. Lynch, CFO, Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, FL 33309.

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding Certain Relationships and Related Transactions, and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding Principal Accountant Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)           Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Certified Public Accounting Firm thereon filed with this report:

Report of Independent Registered Certified Public Accounting Firm (Blackman Kallick, LLP).

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

(2)           Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

Page
Schedules required to be filed under the provisions of Regulation S-X Article 7:
Schedule II	Condensed Financial Information of Registrant	S-1
Schedule V	Valuation Allowances and Qualifying Accounts	S-3
Schedule VI	Supplementary Information Concerning Consolidated Property-Casualty Insurance Operations	S-4
Report of Independent Registered Certified Public Accounting Firm		S-5

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

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)
10.2	Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997 (2)
10.3	Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier (2)*
10.4	Employment Agreement, dated October 11, 2006, between James M. Lynch and Universal Insurance Holdings, Inc. (8)*
10.5	Employment Agreement, dated as of January 1, 2005, between Sean Downes and Universal Insurance Holdings, Inc. (9)*
10.6	Amendment to Employment Agreement of Bradley I. Meier, dated March 21, 2007 (10)*
10.7	Amendment to Employment Agreement of Sean P. Downes, dated March 21, 2007 (10)*
10.8	Addendum No. 8 to the Employment Agreement by and between the Company and Bradley I. Meier, dated July 12, 2007 (11)*
10.9	Addendum No. 2 to the Employment Agreement by and between the Company and Sean P. Downes, dated July 12, 2007 (11)*
10.10	Addendum No. 1 to the Employment Agreement by and between the Company and James M. Lynch, dated July 12, 2007 (11)*
10.11	Addendum No. 9 to Meier Employment Agreement, dated December 5, 2008 (12)*
10.12	Addendum No. 3 to Downes Employment Agreement, dated December 5, 2008 (12)*
10.13	Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and The State Board of Administration of Florida (“SBA”). (13)
10.13	Addendum No. 1 to the Surplus Note between the Company and SBA. (13)
10.14	Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company. (13)
10.15	Independent Adjusting Firm Agreement between the Company and Downes and Associates. (13)
10.16	The Universal Insurance Holdings, Inc. 2009 Omnibus Incentive Plan

11.1	Statement Regarding Computation of Per Share Income (9)
14.1	Code of Business Conduct and Ethics (7)
16.1	Letter on change in certifying accountants from Millward & Co. CPA’s dated February 12, 1999, and as amended February 26, 1999 (3)
16.2	Letter on change in certifying accountants from Deloitte & Touche LLP dated October 7, 2002(5)
16.3	Letter on change in certifying accountants from Deloitte & Touche LLP dated March 27, 2003(6)
21	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule of Investments * Exhibit Numbers 10.6-10.15 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992
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

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 9, 2003
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2002
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2003
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2007
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on August 24, 2007
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 17, 2007
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange

Commission on August 10, 2007

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2008
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2009

(14)	Incorporated by reference to Exhibit 4.10 of the Registrant's Registration Statement on Form S-8 (File No. 333-163564) filed with the Securities and Exchange Commission on December 8, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: March 16, 2010	By:	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

	By:	/s/ James M. Lynch
James M. Lynch, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley I. Meier Bradley I. Meier	President, Chief Executive Officer and Director	March 16, 2010

/s/ Sean P. Downes Sean P. Downes	Senior Vice President, Chief Operating Officer and Director	March 16, 2010

/s/ James M. Lynch James M. Lynch	Executive Vice President and Chief Financial Officer	March 16, 2010

/s/ Norman M. Meier Norman M. Meier	Director	March 16, 2010

/s/ Ozzie A. Schindler Ozzie A. Schindler	Director	March 16, 2010

/s/ Reed J. Slogoff Reed J. Slogoff	Director	March 16, 2010

/s/ Joel M. Wilentz Joel M. Wilentz	Director	March 16, 2010

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Universal Insurance Holdings, Inc. had no long term obligations, guarantees or material contingencies as of December 31, 2009 and 2008.  The following summarizes the major categories of the parent company’s financial statements:

CONDENSED BALANCE SHEETS

	December 31,
ASSETS	2009	2008

Cash and cash equivalents	$2,473,359	$2,188,636
Investments in subsidiaries and undistributed earnings	88,538,486	89,353,219
Equity securities	13,089,692	-
Receivable from securities	472,908	-
Other receivables	380,764	-
Income taxes recoverable	3,211,874	2,482,923
Property and equipment, net	21,461	37,558
Deferred income taxes	11,894,289	14,113,463
Other assets	129,458	126,517
Total assets	$120,212,291	$108,302,316

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	272,390	210,147
Income taxes payable	368,968	-
Other accrued expenses	6,296,476	6,538,514
Total liabilities	6,937,834	6,748,661

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,087	1,387
Authorized shares - 1,000,000
Issued shares - 108,640 and 138,640
Outstanding shares - 108,640 and 138,640
Minimum liquidation preference - $288,190 and $1,419,700
Common stock, $.01 par value	402,146	401,578
Authorized shares - 55,000,000
Issued shares - 40,214,884 and 40,158,019
Outstanding shares - 37,774,765 and 37,242,172
Treasury shares, at cost - 1,809,118 and 1,709,847 shares	(7,948,606)	(7,381,768)
Common stock held in trust, at cost - 631,000 and 906,000
shares	(511,110)	(733,860)
Additional paid-in capital	36,666,914	33,587,414
Accumulated other comprehensive income, net of tax	563,654	24,834
Retained earnings	84,100,372	75,654,070
Total stockholders' equity	113,274,457	101,553,655
Total liabilities and stockholders' equity	$120,212,291	$108,302,316

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
Revenues
Investment income	$1,391,255	$108,295	$805,108
Commission revenue	1,003	74	3,792

Total revenues	1,392,258	108,369	808,900

Expenses
General and administrative expenses	21,246,218	22,652,177	18,619,957

Total expenses	21,246,218	22,652,177	18,619,957

Loss Before Income Taxes And Equity In Net Earnings Of Subsidiaries	(19,853,960)	(22,543,808)	(17,811,057)

Benefit from income taxes	(6,948,886)	(8,696,274)	(6,870,615)

Loss Before Equity In Net Earnings Of Subsidiaries	(12,905,074)	(13,847,534)	(10,940,442)

Equity in net earnings of subsidiaries	41,692,372	53,884,857	64,942,730

Consolidated Net Income	$28,787,298	$40,037,323	$54,002,288

Comprehensive Income:
Net income	$28,787,298	$40,037,323	$54,002,288
Change in net unrealized gains on investments, net of tax	538,820	24,834	-

Comprehensive Income	$29,326,118	$40,062,157	$54,002,288

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activites
Net Income	$28,787,298	$40,037,323	$54,002,288
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in net income of subsidiaries	(41,714,310)	(53,884,857)	(64,942,730)
Dividends received from subsidiaries	-	23,000,000	-
Amortization of cost of stock options	1,520,647	4,271,230	2,781,019
Tax benefit on the exercise of stock options	(275,640)	(4,677,743)	(1,857,907)
Amortization of restricted stock grants	654,825	333,960	308,332
Net realized investment gains	(1,241,868)	-	-
Foreign currency gains on investments	(115,307)	-	-
Deferred income tax provision (benefit)	1,880,794	73,897	(5,531,199)
Other	16,097	16,097	44,375
Net changes in assets and liabilities relating to operating activities:
Other operating assets and liabilites	(213,649)	2,545,324	(6,086,139)
Net cash (used in) provided by operating activities	(10,701,113)	11,715,231	(21,281,961)

Cash flows from investing activites
Capital contributions to subsidiaries	(8,025,000)	(127,750)	(469,415)
Purchases of equity securities, available for sale	(36,317,995)
Proceeds from sale of equity securities, available for sale	24,536,211
Net cash used in investing activities	(19,806,784)	(127,750)	(469,415)

Cash flows from financing activites
Repayment of loans payable	-	-	(12,365,528)
Common stock dividends	(20,313,547)	(18,299,123)	(7,279,765)
Preferred stock dividends	(27,450)	(49,950)	(49,950)
Issuance of common stock	55,000	130,530	10,500
Tax benefit on the exercise of stock options	(223,375)	4,677,743	1,857,907
Treasury shares on option exercise	275,640	(3,418,469)	(37,426)
Repurchase of treasury stock	-	(2,999,788)	-
Transfers from (to) subsidiaries	51,026,352	9,427,515	39,068,038
Net cash provided by (used in) financing activities	30,792,620	(10,531,542)	21,203,776

Net increase (decrease) in cash and cash equivalents	284,723	1,055,938	(547,600)
Cash and cash equivalents, beginning of period	2,188,636	1,132,697	1,680,297
Cash and cash equivalents, end of period	$2,473,359	$2,188,635	$1,132,697

Non cash items:
Dividends accrued	$-	$-	$3,241,145

SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

			Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period
Year Ended December 31, 2009:
Allowance for doubtful account	$1,399,997	$2,655,487	$ -	$1,353,662	$ 2,701,822

Year Ended December 31, 2008:
Allowance for doubtful account	$ 832,660	$2,701,443	$ -	$2,134,106	$ 1,399,997

Year Ended December 31, 2007:
Allowance for doubtful account	$ 568,766	$1,179,285	$ -	$ 915,391	$ 832,660

SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Reserves for unpaid losses and LAE	Incurred loss and LAE - current year	Incurred loss and LAE - prior year	Paid losses and LAE	Net investment income
2009	$ 127,197,753	$ 97,630,002	$ 8,503,132	$ 86,399,754	$ 1,453,599
2008	$ 87,947,774	$ 75,118,459	$ 6,219,667	$ 68,002,876	$ 3,721,029
2007	$ 68,815,500	$ 47,793,338	$ 12,006,332	$ 45,766,625	$ 10,410,259

	Deferred policy acquisition costs, net	Amortization of deferred policy acquisition costs, net	Net premiums written	Net premiums earned	Unearned premiums
2009	$ 9,464,624	$ 10,709,840	$ 134,287,342	$ 141,653,725	$ 278,370,544
2008	$ 407,946	$ (1,746,151)	$ 150,787,980	$ 147,413,697	$ 258,489,460
2007	$ (2,122,269)	$ 3,216,949	$ 140,343,762	$ 154,418,452	$ 254,741,198

Report of Independent Registered Certified Public Accounting Firm

Board of Directors
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference.  Our audits also include the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Blackman Kallick, LLP

Chicago, Illinois
March 16, 2010