Form 10-Q
period 2010-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2010-05-10
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      x        No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ____   No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ☒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___     No    x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,166,033 shares of common stock, par value $0.01 per share, outstanding on May 4, 2010.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

Page No.

PART I: FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of March 31, 2010 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Blackman Kallick LLP

Chicago, Illinois

May 10, 2010

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
ASSETS	2010	2009
Cash and cash equivalents	$228,541,314	$192,924,291
Investments
Fixed maturities available for sale, at fair value	66,368,800	41,389,008
Equity securities available for sale, at fair value	66,087,564	73,408,002
Real estate, net	3,293,582	3,289,893
Prepaid reinsurance premiums	221,022,592	200,294,241
Reinsurance recoverables	65,035,714	91,816,433
Premiums receivable, net	38,709,483	37,363,110
Receivable from securities	12,148,475	6,259,973
Other receivables	4,201,023	5,068,367
Income taxes recoverable	3,971,565	3,211,874
Property and equipment, net	1,256,876	1,245,858
Deferred policy acquisition costs, net	12,436,392	9,464,624
Deferred income taxes	12,046,948	11,894,289
Other assets	492,641	617,337
Total assets	$735,612,969	$678,247,300

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$131,736,670	$127,197,753
Unearned premiums	298,317,010	278,370,544
Advance premium	23,357,329	17,078,558
Accounts payable	3,974,070	3,172,626
Bank overdraft	25,460,302	20,297,061
Reinsurance payable, net	89,208,479	73,104,595
Income taxes payable	479,563	368,968
Dividends payable	4,699,927	-
Other accrued expenses	19,468,916	20,750,385
Long-term debt	24,264,706	24,632,353
Total liabilities	620,966,972	564,972,843

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,077	1,087
Authorized shares - 1,000,000
Issued shares - 107,690 and 108,640
Outstanding shares - 107,690 and 108,640
Minimum liquidation preference - $287,240 and $288,190
Common stock, $.01 par value	408,772	402,146
Authorized shares - 55,000,000
Issued shares - 40,877,087 and 40,214,884
Outstanding shares - 39,166,033 and 37,774,765
Treasury shares, at cost - 1,711,054 and 1,809,119 shares	(7,389,416)	(7,948,606)
Common stock held in trust, at cost 0 and 631,000 shares	-	(511,110)
Additional paid-in capital	36,595,977	36,666,914
Accumulated other comprehensive (loss) income, net of taxes	(2,672,839)	563,654
Retained earnings	87,702,426	84,100,372
Total stockholders' equity	114,645,997	113,274,457
Total liabilities and stockholders' equity	$735,612,969	$678,247,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three
	Months Ended March 31,
	2010	2009
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$160,099,645	$145,212,145
Ceded premiums written	(127,567,966)	(95,727,857
Net premiums written	32,531,679	49,484,288
Decrease (increase) in net unearned premium	781,884	(11,726,636
Premiums earned, net	33,313,563	37,757,652
Net investment income	192,953	324,589
Realized gains on investments	3,694,717	1,111,333
Foreign currency gains on investments	684,247	-
Commission revenue	8,737,871	7,444,849
Other revenue	1,004,253	1,479,377

Total premiums earned and other revenues	47,627,604	48,117,800

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	23,651,712	20,420,664
General and administrative expenses	10,377,818	7,515,228

Total operating costs and expenses	34,029,530	27,935,892

INCOME BEFORE INCOME TAXES	13,598,074	20,181,908

Income taxes, current	3,411,241	8,582,617
Income taxes, deferred	1,879,864	(838,539
Income taxes, net	5,291,105	7,744,078

NET INCOME	$8,306,969	$12,437,830

Basic net income per common share	$0.21	$0.33
Weighted average of common shares
outstanding - Basic	38,889,176	37,561,341

Fully diluted net income per share	$0.21	$0.31
Weighted average of common shares
outstanding - Diluted	40,434,042	39,921,929

Cash dividend declared per common share	$0.12	$0.22

	For the Three
	Months Ended March 31,
	2010	2009
Comprehensive Income:
Net income	$8,306,969	$12,437,830
Change in net unrealized (losses) gains on investments, net of tax	(3,236,494)	2,556,141
Comprehensive Income	$5,070,475	$14,993,971

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	For the Three Months Ended March 31, 2010
	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Treasury Stock	Total Stockholders' Equity
Balance,
December 31, 2009	40,214,884	108,640	$402,146	$1,087	$36,666,914	$84,100,372	$563,654	$(511,110)	$(7,948,606)	$113,274,457

Issuance of common shares	1,900,206		19,001		1,858,078				(4,715,261)	(2,838,182)
Preferred stock conversion	1,187	(950)	12	(10)	(2)					-

Release of shares from SGT					939,900			511,110	(2,328,858)	(877,848)

Retirement of treasury shares	(1,239,190)		(12,388)		(7,591,863)				7,603,310	(941)

Stock compensation plans					477,779					477,779

Net income						8,306,969				8,306,969

Tax benefit on exercise of stock options					4,020,789					4,020,789

Amortization of deferred compensation					224,382					224,382

Declaration of dividends						(4,704,915)				(4,704,915)

Change in net unrealized loss on investment, net of tax effect of $2,032,523							(3,236,494)			(3,236,494)

Balance, March 31, 2010	40,877,087	107,690	$408,771	$1,077	$36,595,977	$87,702,426	$(2,672,839)	$-	$(7,389,415)	$114,645,997
	For the Three Months Ended March 31, 2009
Balance, December 31, 2008	40,158,019	138,640	$401,578	$1,387	$33,587,414	$75,654,070	$24,834	$(733,860)	$(7,381,768)	$101,553,655

Preferred stock conversion	75,000	(30,000)	750	(300)	(450)					-

Stock compensation plans					820,156					820,156

Net income						12,437,830				12,437,830

Amortization of deferred compensation					162,519					162,519

Declaration of dividends						(8,269,932)				(8,269,932)

Change in net unrealized gains on investment, net of tax effect of $1,595,467							2,556,141			2,556,141

Balance, March 31, 2009	40,233,019	108,640	$402,328	$1,087	$34,569,639	$79,821,968	$2,580,975	$(733,860)	$(7,381,768)	$109,260,369

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$8,306,969	$12,437,830
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	201,523	380,427
Depreciation	146,812	101,424
Amortization of cost of stock options	477,781	820,156
Amortization of restricted stock grants	224,382	162,519
Realized gains on investments	(3,694,717)	(1,111,333)
Foreign currency gains (losses) on investments	(683,733)	17,387
Amortization of premium / accretion of discount, net	107,000	21,520
Deferred income taxes	1,879,864	(838,539)
Tax benefit on exercise of stock options	(3,174,153)	-
Other	(15,035)	130,119
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(20,728,351)	(5,193,314)
Reinsurance recoverables	26,780,719	(1,339,673)
Premiums receivable, net	(1,547,897)	(6,589,909)
Other receivables	864,550	409,604
Income taxes recoverable	3,261,097	2,482,923
Deferred policy acquisition costs, net	(2,971,768)	60,022
Other assets	119,315	(105,603)
Unpaid losses and loss adjustment expenses	4,538,917	1,728,768
Unearned premiums	19,946,466	16,919,952
Advance premium	6,278,770	4,376,045
Accounts payable	801,445	626,664
Reinsurance payable	16,103,884	28,036,181
Income taxes payable	110,595	5,989,694
Other accrued expenses	(1,281,469)	2,947,858
Net cash provided by operating activities	56,052,966	62,470,722
Cash flows from investing activities:
Purchases of fixed maturities	(50,426,894)	(103,439,593)
Proceeds from sales of fixed maturities	25,322,048	-
Purchases of equity securities, available for sale	(35,879,591)	(65,536,507)
Proceeds from sales of equity securities, available for sale	36,447,190	9,609,255
Capital expenditures and building improvements	(146,484)	(91,723)
Net cash used in investing activities	(24,683,731)	(159,458,568)
Cash flows from financing activities:
Bank overdraft	5,163,241	1,981,436
Preferred stock dividend	(4,987)	-
Common stock dividend	-	(3,754,217)
Issuance of common stock	7,000	-
Treasury shares on option exercise	(3,723,972)	-
Tax benefit on exercise of stock options	3,174,153	-
Repayments of loans payable	(367,647)	-
Net cash provided by (used in) in financing activities	4,247,788	(1,772,781)

Net increase (decrease) in cash and cash equivalents	35,617,023	(98,760,627)
Cash and cash equivalents at beginning of period	192,924,291	256,964,637
Cash and cash equivalents at end of period	$228,541,314	$158,204,010

Non cash items:
Dividends accrued	$4,699,926	$4,515,715

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Universal Insurance Holdings, Inc. and its subsidiaries.  We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes.  The condensed consolidated balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP.  Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted.

Management must make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and in disclosures of contingent assets and liabilities.  Actual results could differ from those estimates.

To conform to the 2010 presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications had no effect on net income or stockholders’ equity.

2.         Significant Accounting Policies

The Company reported Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2009.  The following are new or revised disclosures or disclosures required on a quarterly basis.

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

The company performed evaluations of its investments classified as available for sale and has determined it held no securities for which impairment is other-than-temporary as of March 31, 2010.

Fair Market Value of Financial Instruments.   The Company’s long-term debt was held at a carrying value of $24,264,706 and $24,632,353 as of March 31, 2010 and December 31, 2009, respectively.  The fair value of long-term debt as of March 31, 2010 was estimated based on discounted cash flows utilizing interest rates currently offered for similar products and was determined to be $17,370,433 and $18,299,889 as of March 31, 2010 and December 31, 2009, respectively.

Concentrations of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, premiums receivable and reinsurance recoverables.

In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly evaluates the financial strength of all reinsurers used. UPCIC’s largest reinsurer, Everest Reinsurance Company, has the following ratings from each of the rating agencies:  A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc.  As of March 31, 2010 and December 31, 2009, UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus:

	As of March 31,	As of December 31,
Reinsurer	2010	2009
Everest Reinsurance Company	$204,422,914	$208,129,753
Florida Hurricane Catastrophe Fund	6,996,189	24,888,534

Total	$211,419,103	$233,018,287

As of March 31, 2010 and December 31, 2009, UPCIC did not have any unsecured recoverables from unauthorized reinsurers exceeding 3% of UPCIC’s statutory surplus.

Stock Compensation.  The Company periodically issues restricted common stock and grants options to purchase common stock to its directors, officers and employees.  These restricted stock awards and stock option grants are recorded as compensation expense ratably over their respective vesting periods.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB ") issued new accounting guidance which expands disclosure requirements relating to fair value measurements.  The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities.  Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required.  The Company adopted the provisions of the new guidance as of March 31, 2010 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  Disclosures are not required for earlier periods presented for comparative purposes.  The new guidance affects disclosures only; and therefore, the adoption had no impact on the Company’s results of operations or financial position.

In February 2010, the FASB amended the subsequent events guidance issued in May 2009 to remove the requirement for SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment was effective upon issuance. The adoption of this guidance did not have an impact on the Company's consolidated financial condition or results of operations.

3.         Insurance Operations

Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled.  UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term.  At March 31, 2010, UPCIC serviced approximately 544,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $298,317,010 and in-force premiums of approximately $581,600,000.  At December 31, 2009, UPCIC serviced 541,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $278,370,544 and in-force premiums of approximately $567,100,000.

The wind mitigation discounts mandated by the Florida legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant effect on UPCIC’s premium.  The following table reflects the effect of wind mitigation credits received by UPCIC policyholders:

Wind Mitigation Credits
		Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,284,697	$487,866,319	1.3%
12/31/2007	11.8%	$31,951,623	$500,136,287	6.0%
3/31/2008	16.9%	$52,398,215	$501,523,343	9.5%
6/30/2008	21.3%	$74,185,924	$508,411,721	12.7%
9/30/2008	27.3%	$97,802,322	$515,560,249	16.0%
12/31/2008	31.1%	$123,524,911	$514,011,138	19.4%
3/31/2009	36.3%	$158,229,542	$530,029,572	23.0%
6/30/2009	40.4%	$188,053,342	$544,646,437	25.7%
9/30/2009	43.0%	$210,291,783	$554,378,761	27.5%
12/31/2009	45.2%	$219,974,130	$556,577,449	28.3%
3/31/2010	47.3%	$235,717,892	$569,870,173	29.3%

4.       Reinsurance

On March 22, 2010, UPCIC and Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“the T25”) mutually agreed to a Commutation and Settlement Agreement related to the Underlying Property Catastrophe Excess of Loss Reinsurance Contract originally effective June 12, 2009.  A replacement contract was entered into between the parties on March 23, 2010 to maintain consistent and seamless coverage. In conjunction with the commutation, the T25 returned $12,735,734 to the Company that the Company then returned and contributed to UPCIC on March 23, 2010.  The stock of T25 is 100% owned by the Company and the reinsurance transactions between it and UPCIC are eliminated in consolidation.

There have been no other material changes, during the period covered by this Report, to the Reinsurance note included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009.

UPCIC’s in-force policyholder coverage for windstorm exposures as of March 31, 2010 was approximately $115 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers on an automatic basis under reinsurance contracts.  The reinsurance arrangements are intended to provide UPCIC with the ability to limit its exposure to losses within its capital resources.  Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance.  The Company submits the UPCIC reinsurance program for regulatory review to the Florida Office of Insurance Regulation (“OIR”).

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated Statements of Operations:

Three Months Ended March 31, 2010

	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment
			Expenses
Direct	$160,099,645	$140,153,178	$46,679,867
Ceded	(127,567,966)	(106,839,615)	(23,028,155)

Net	$32,531,679	$33,313,563	$23,651,712

Three Months Ended March 31, 2009

	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment
			Expenses
Direct	$145,212,145	$128,292,195	$41,324,392
Ceded	(95,727,857)	(90,534,543)	(20,903,728)

Net	$49,484,288	$37,757,652	$20,420,664

Other Amounts:

Prepaid reinsurance premiums and reinsurance recoverables as of March 31, 2010 and December 31, 2009 were as follows:

	As of March 31,	As of December 31,
	2010	2009

Prepaid reinsurance premiums	$221,022,592	$200,294,241

Reinsurance recoverable on unpaid losses and LAE	$64,820,752	$62,900,913
Reinsurance recoverable on paid losses	214,962	28,915,520
Reinsurance recoverables	$65,035,714	$91,816,433

The Company has determined that a right of offset exists between UPCIC and its reinsurers, under its quota share reinsurance treaties.  Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as follows:

	As of March 31,	As of December 31,
	2010	2009
Reinsurance payable, net of ceding commissions due from reinsurers	$138,195,918	$105,536,847
Inuring premiums receivable	(48,987,439)	(32,432,252)
Reinsurance payable, net	$89,208,479	$73,104,595

5.           Investments

Major sources of net investment income, are summarized as follows:

	For the Three Months Ended March 31,
	2010	2009
Cash and cash equivalents	$18,454	$215,983
Fixed maturities	299,629	127,716
Equity securities	9,990	96,730
Total investment income	328,073	440,429
Less investment expenses	(135,120)	(115,840)
Net investment income	$192,953	$324,589

As of March 31, 2010 and December 31, 2009, the Company’s investments consisted of cash and cash equivalents, and investments with carrying values of $360,997,678 and $307,721,301, respectively.

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

Cash and cash equivalents consisted of checking, repurchase and money market accounts with carrying values of $228,541,314 and $192,924,291 as of March 31, 2010 and December 31, 2009, respectively, held at the following financial institutions:

	As of March 31, 2010
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	$0	$71,273,420	$71,273,420	31.2%
Evergreen Investment Management
Company, L.L.C.	0	2,909	2,909	0.0%
SunTrust Bank	985,291	0	985,291	0.4%
SunTrust Bank Institutional
Asset Services	0	146,812,557	146,812,557	64.3%
Wachovia Bank, N.A.	1,004,452		1,004,452	0.4%
Bank of New York Trust Fund	0	8,027,000	8,027,000	3.5%
All Other Banking Institutions	435,685	0	435,685	0.2%
	$2,425,428	$226,115,886	$228,541,314	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

	As of December 31, 2009
Financial Institution	Cash	Money Market Funds	Total	%

U.S. Bank IT&C (1)	$0	$71,977,371	$71,977,371	37.3%
Evergreen Investment Management	0	26,909	26,909	0.0%
Company, L.L.C.
SunTrust Bank	1,063,785	0	1,063,785	0.5%
SunTrust Bank Institutional
Asset Services	0	102,257,833	102,257,833	53.0%
Wachovia Bank, N.A.	489,051	0	489,051	0.3%
Bank of New York Trust Fund	0	16,515,181	16,515,181	8.6%
All Other Banking Institutions	594,161	0	594,161	0.3%
	$2,146,997	$190,777,294	$192,924,291	100.0%

The Company’s investments are classified as available for sale. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, namely Other Comprehensive Income.

The following table shows the realized gains and losses for fixed maturities and equity securities for the three month periods ended March 31, 2010 and 2009.  There were $3,694,717 and $1,111,333 of realized gains for the three-month periods ended March 31, 2010 and 2009, respectively.

	For the Three Months Ended
	March 31, 2010		March 31, 2009
	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
Fixed maturities, available for sale	$60,742	$5,961,804	$-	$-
Equity securities	4,109,683	36,486,448	1,111,333	9,683,316
Total Realized Gains	$4,170,425	$42,448,252	$1,111,333	$9,683,316

Fixed maturities, available for sale	$(199,580)	$19,360,244	$-	$-
Equity securities	(224,128)	5,849,244	-	-
Other Investments	(52,000)
Total Realized Losses	$(475,708)	$25,209,488	$-	$-

Net realized gains (losses) on investments	$3,694,717	$67,657,740	$1,111,333	$9,683,316

A summary of the amortized cost (fixed maturities), cost (equity securities), estimated fair value, gross unrealized gains, and gross unrealized losses of fixed maturities and equity securities at March 31, 2010 and December 31, 2009 follows. The company’s foreign obligations consist of government bonds of Norway and Switzerland.

	March 31, 2010
	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - available for sale:
US government and agency obligations	$58,239,287	$24,853	$(1,374,277)	$56,889,863
Foreign obligations	9,563,143	20,897	(105,103)	9,478,937
Total fixed maturities - available for sale	$67,802,430	$45,750	$(1,479,380)	$66,368,800

Equity securities:
Common Stock	$69,002,524	$3,413,201	$(6,328,161)	$66,087,564
Total equity securities	$69,002,524	$3,413,201	$(6,328,161)	$66,087,564

	December 31, 2009
	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - available for sale:
US government and agency obligations	$42,296,727	$37,623	$(945,342)	$41,389,008
Total fixed maturities - available for sale	$42,296,727	$37,623	$(945,342)	$41,389,008

Equity securities:
Common Stock	$71,536,033	$4,278,432	$(2,406,463)	$73,408,002
Total equity securities	$71,536,033	$4,278,432	$(2,406,463)	$73,408,002

The table below reflects the Company’s unrealized investment losses by investment class, aged for length of time in an unrealized loss position as of March 31, 2010.

	Unrealized Investment Losses
	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Fixed maturities, available for sale:
US government and agency obligations	5	$53,781,866	$1,374,277	-	$-	$-
Foreign obligations	5	4,318,781	37,966	-	-	-

Total fixed maturities, available for sale	10	$58,100,647	$1,412,243	-	$-	$-

Equity securities:
Common stocks	44	$32,035,825	$(6,328,161)	-	$-	$-
Total equity securities	44	$32,035,825	$(6,328,161)	-	$-	$-

Unrealized losses on fixed maturities, available for sale, are principally related to rising interest rates and changes in credit spreads.  Unrealized losses on equity securities are primarily related to equity market fluctuations.  The Company has performed an evaluation of its investment portfolio and concluded that it holds no securities for which other-than-temporary impairment adjustment to carrying value is warranted.

Below is a summary of fixed maturities at March 31, 2010 and December 31, 2009 by contractual or expected periods.

Available-for-Sale	March 31, 2010		December 31, 2009
Contractual or Expected Period:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$897,310	$896,192	$-	$-
Due after one year through five years	8,841,591	8,763,721	176,350	180,901
Due after five years through ten years	12,879,359	12,779,338	2,909,446	2,942,497
Due after ten years	45,184,170	43,929,549	39,210,931	38,265,610

Total	$67,802,430	$66,368,800	$42,296,727	$41,389,008

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 16 – Fair Value Disclosure.

6.           Loans Payable and Long-Term Debt

Surplus Note

In 2006, UPCIC entered into a $25 million surplus note with the Florida State Board of Administration (“SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (“ICBUI Program”) which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25 million that were earmarked for participation in the program. The $25 million is invested in a U.S. treasury money market account.

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate.  For the first three years of the term of the surplus note, UPCIC is required to pay interest only, although principal payments can be made during this period.  Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR.  Principal repayments are due in equal quarterly installments of $367,647.

As of March 31, 2010 and December 31, 2009, the balances due under the surplus note are shown in the Company’s condensed consolidated Balance Sheets as Long-Term Debt with carrying values of $24,264,706 and $24,632,353, respectively.

Repayments of principal are estimated to be as follows as of March 31, 2010:

2010	735,294
2011	1,470,588
2012	1,470,588
2013	1,470,588
2014	1,470,588
Thereafter	17,647,060
Total	$24,264,706

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

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio.  Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified.  As of March 31, 2010, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

Finance Facility

In November 2007, the Company commenced offering premium finance services through Atlas Premium Finance Company, a wholly-owned subsidiary. To fund its operations, Atlas agreed to a Sale and Assignment Agreement with Flatiron Capital Corp., (“Flatiron”) a premier funding partner to the commercial property and casualty insurance industry owned by Wells Fargo Bank, N.A.  The agreement provides for Atlas' sale of eligible premium finance receivables to Flatiron.

In September 2009, Atlas received notification that effective September 27, 2010 Flatiron will not be renewing the funding and servicing agreement with Atlas. Flatiron stated in the notice to Atlas that its business environment and goals had changed and it had made a strategic decision to exit this particular business activity.  The Company is currently evaluating other types of finance services available to Atlas and does not believe this will have any material impact on the Company’s operations in 2010.

Interest Expense

Interest expense, comprised primarily of interest on the surplus note, was $247,474 and $139,778 for the three-month periods ended March 31, 2010 and 2009, respectively.

7.      Regulatory Requirements and Restrictions

UPCIC is subject to comprehensive regulation by the OIR. The Florida Insurance Code (the “Code”) requires that UPCIC maintain minimum statutory surplus of the greater of 10% of its total liabilities or $4,000,000.  UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the state of Florida.  UPCIC’s statutory surplus as of March 31, 2010 is $111,343,158, which satisfies the minimum statutory surplus required under the Code.

The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. During the three-month periods ended March 31, 2010 and 2009, UPCIC did not pay dividends to the Company.

UPCIC is required annually to comply with the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2009, based on calculations using the appropriate NAIC RBC formula, UPCIC’s reported total adjusted capital was in excess of the requirements.

8.           Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the three-month periods ended March 31, 2010 and 2009, the Company expensed claims adjusting fees of $120,000 and $90,000, respectively, to Downes and Associates.

During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217,169 and $162,876, respectively. These amounts were repaid to the Company during February 2010.

9.	Income Tax Provision

Deferred income taxes as of March 31, 2010 and December 31, 2009 represent the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effects of temporary differences are as follows:

	As of March 31,	As of December 31,
	2010	2009
Deferred income tax assets:
Unearned premiums	$5,963,264	$6,023,587
Advanced premiums	1,679,214	1,266,152
Unpaid losses	1,914,727	1,836,061
Regulatory assessments	1,426,564	1,605,884
Executive compensation	-	181,992
Shareholder compensation	409,234	327,553
Stock option expense	2,948,017	3,037,961
Accrued wages	282,464	423,190
Allowance for uncollectible receivables	326,208	1,042,228
Additional tax basis of securities	119,610	140,878
Restricted stock grant	96,437	9,882
Unrealized losses on investments	1,678,547	-
Other	-	3,876

Total deferred income tax assets	16,844,286	15,899,244

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(4,797,338)	(3,650,979)
Unrealized gains on investments	-	(353,976)

Total deferred income tax liabilities	(4,797,338)	(4,004,955)

Net deferred income tax asset	$12,046,948	$11,894,289

A valuation allowance is deemed unnecessary as of March 31, 2010 and December 31, 2009, respectively because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

The 2006 consolidated federal income tax return for Universal Insurance Holdings, Inc & Subsidiaries was examined by the Internal Revenue Service in 2009. The audit was completed and settled in October 2009 with no major issues. The combination of positive and negative adjustments resulted in an agreed upon assessment of $3,144 which was paid by the Company in January 2010.

The Company’s earliest open tax year for purposes of examination of its income tax liability due to taxing authorities is the year ended December 31, 2007.

10.           Stockholders’ Equity

Cumulative Preferred Stock

During the three month period ended March 31, 2010, preferred stockholders converted 950 shares of Series M Preferred Stock into 1,187 shares of Common Stock. During the three month period ended March 31, 2009, preferred stockholders converted 30,000 shares of Series A Preferred Stock into 75,000 shares of Common Stock. As of March 31, 2010 the Company had 19,950 and 87,740 shares of issued and outstanding Series A and Series M Preferred Stock, respectively.

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

Stock Options

Summaries of the option activity for the three month periods ended March 31, 2010 and 2009 are presented below:

	Number	Option Price per Share			Intrinsic
	of Shares	Low	High	Weighted Avg.	Value

Outstanding January 1, 2010	6,345,000	$0.50	$6.50	$3.21	$17,888,900
Granted	350,000	$5.84	$5.84	$5.84
Exercised	(2,230,000)	$0.70	$3.90	$1.49	$10,423,300
Expired	-	$-	$-	$-
Outstanding March 31, 2010	4,465,000	$0.50	$6.50	$2.19	$6,060,900

Outstanding January 1, 2009	6,650,000	$0.50	$6.50	$3.15	$3,795,250
Granted	-	$-	$-	$-
Exercised	-	$-	$-	$-
Expired	-	$-	$-	$-
Outstanding March 31, 2009	6,650,000	$0.50	$6.50	$3.15	$8,574,600

On February 2, 2010, the Company granted non-qualified stock options for an aggregate 350,000 shares of Common Stock to Sean P. Downes, the Company’s Chief Operating Officer and Senior Vice President in consideration for services rendered pursuant to terms of an employment agreement and to provide to Mr. Downes with a continued incentive to share in the success of the Company.  The exercise price of the options is $5.84; however, the options are only exercisable on such date or dates as the fair market value (as defined in their respective option agreements) of the Company’s Common Stock is and has been at least one hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

No options to purchase shares of Common Stock were granted during the three month period ended March 31, 2009.

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

Of the 2,230,000 aggregate number of options exercised during the three-month period ended March 31, 2010, options to purchase 10,000 shares of Common Stock were settled in cash and 2,220,000 were cashless exercises in which the Company retained treasury shares as settlement of the optionees’ cost of exercise and required payroll taxes.

As of March 31, 2010, there were 4,465,000 options outstanding with an aggregate intrinsic value of $6,060,900 and a weighted average remaining contractual life of 2.79 years.  Of the total number of options outstanding, 3,935,000 options are fully vested and exercisable.

As of March 31, 2009, there were 6,650,000 options outstanding with an aggregate intrinsic value of $8,574,600 and a weighted average remaining contractual life of 2.84 years.  Of the total number of options outstanding, 2,600,000 options were fully vested and exercisable.

Common Stock

As of March 31, 2010, the Company had 40,877,087 shares of issued Common Stock consisting of 1,711,054 treasury shares, and 39,166,033 shares outstanding.

The following table summarizes the activity relating to shares of the Company’s Common Stock during the three-month period ended March 31, 2010:

	Issued Shares	Treasury Shares	Shares Held in Trust	Outstanding Shares

Balance, January 1, 2010	40,214,883	(1,809,118)	(631,000)	37,774,765
Issued Shares	2,394	-	-	2,394
Options exercised	1,599,000	-	631,000	2,230,000
Shares applied to exercise price and payroll taxes:
Shares held in trust	-	(1,141,126)	-	(1,141,126)
Shares cancelled	(1,239,190)	1,239,190	-	-
Restricted stock grant	300,000	-	-	300,000

Balance, March 31, 2010	40,877,087	(1,711,054)	-	39,166,033

Restricted Stock Grants

Effective February 2, 2010, the Company issued 300,000 shares of restricted common stock at a price of $5.84 per share to Sean Downes, Senior Vice President, Chief Operating Officer and Director, in consideration for services rendered pursuant to terms of an employment agreement and to provide to Mr. Downes with a continued incentive to share in the success of the Company.  The stock vests over a three-year period as follows: 100,000 shares each on the first, second and third anniversaries of the grant date.  The Company recorded deferred compensation of $1,752,000 at the time the stock was issued and is amortizing that amount ratably over the vesting period.

The Company did not grant any shares of restricted stock during the three-month period ended March 31, 2009.

Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE Amex, and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Income Tax Benefit

The Company realized actual income tax benefits from the tax deductible expense relating to the exercise of stock options and the vesting of restricted stock totaling $4,020,788, and $0 during the three-month periods ended March 31, 2010 and 2009, respectively.

Dividends Declared

During the three-month periods ended March 31, 2010 and 2009, the Company declared dividends on its outstanding shares of Common Stock to its shareholders of record as follows:

For the three month period ended March 31, 2010		For the three month period ended March 31, 2009
Per Share	Aggregate	Per Share	Aggregate
Amount	Amount	Amount	Amount
$0.12	$4,699,926	$0.22	$8,268,278

Stock Grantor Trust

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust (“SGT”) to fund its obligations arising from its various stock option agreements.  The Company funded the SGT with 2,900,000 shares of Common Stock.  In exchange, the SGT delivered $29,000 and a promissory note to the Company for approximately $2,320,000 which together represented the purchase price of the shares.  Amounts owed by the SGT to the Company are repaid by cash received by the SGT, which results in the SGT releasing shares to satisfy Company obligations for stock options. The assets of the SGT are subject to the claims of the Company’s general creditors under federal and state law.   The  Company’s consolidated financial statements include the accounts of the SGT. Dividends paid by the Company and received by the SGT on shares of Common Stock held in trust are eliminated in consolidation and shown net in the Consolidated Financial Statements.

The agreement governing the operation of the SGT provides that the SGT shall terminate upon the upon the later of the date that (i) all shares of Common Stock available for issuance under the SGT have been distributed or (ii) the promissory note is paid in full.  The promissory note was paid in full on March 15, 2010, and promptly thereafter all shares of Common Stock remaining in the SGT were distributed to holders of Company options in satisfaction of the Company’s obligations under certain of its stock option agreements.  The SGT was terminated upon this final distribution of shares of Common Stock from the SGT, and as of March 31, 2010, the SGT did not hold any shares of Common Stock.

Stock Issuances - other than compensatory

On March 29, 2010, preferred stockholders converted 950 shares of Series M Preferred Stock into 1,187 shares of Common Stock

On March 9, 2009, preferred stockholders converted 30,000 shares of Series A Preferred Stock into 75,000 shares of Common Stock.

11. Commitments and Contingencies

Employment Agreements and Potential Payments Upon Termination Of Employment

The Company has employment agreements with its three executive officers that provide for certain payments to the executives upon termination of employment or a change in control. The Company reported the terms of these provisions in its proxy statement.

Operating Leases

The Company has leases for certain computer equipment, software and office space. The Company reported in its Annual Report on Form 10-K for the year ended December 31, 2009 a schedule of future minimum rental payments required under the non-cancelable operating leases. There have been no material changes in the amount of future payments as of March 31, 2010.

12.   Litigation

Certain lawsuits have been filed against the Company. In the opinion of management, none of these lawsuits is material and they are all adequately reserved for or covered by insurance or, if not so covered, are without merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company’s financial position or results of operations.

13.           Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the three-months ended March 31, 2010 and 2009.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$8,306,969			$12,437,830
Less: preferred stocks dividends	(4,988)			(10,654)
Income available to common stockholders	$8,301,981	38,889,176	$0.21	$12,427,176	37,561,341	$0.33

Effect of dilutive securities:
Stock options and warrants	0	1,384,168	-	0	2,144,017	(0.02)
Preferred stock	4,988	160,698	-	10,654	216,571	-
Income available to common stockholders and assumed conversion	$8,306,969	40,434,042	$0.21	$12,437,830	39,921,929	$0.31

14.           Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the three-month periods ended March 31, 2010 and 2009 are as follows:

	For the Three Months			For the Three Months
	Ended March 31, 2010			Ended March 31, 2009
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized (losses) gains, on investments,
net, arising during the periods	$(890,053)	$343,338	$(546,715)	$5,235,227	$(2,003,894)	$3,231,333
Less: reclassification adjustments of
realized gains on investments	3,694,717	(1,425,237)	2,269,480	1,111,333	(428,697)	682,636
Less: reclassification adjustments of
foreign currency gains on investments	684,247	(263,948)	420,299	(12,119)	4,675	(7,444)

Change in net unrealized gains
on investments	(5,269,017)	2,032,523	(3,236,494)	4,136,013	(1,579,872)	2,556,141

Other comprehensive (loss) income	$(5,269,017)	$2,032,523	$(3,236,494)	$4,136,013	$(1,579,872)	$2,556,141

15.           Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2010 except for the following.

On April 30, 2010, The Company purchased a 9,000 square foot building shell for $999,800 located in Fort Lauderdale, Florida contiguous to its existing home office that it intends to use as additional home office space. The Company plans on occupying the building by the first quarter of 2011.  The Company believes that the new building will be suitable for its intended use and adequate to meet the Company’s current and future needs. The building will be 100% utilized by the Company. The building is currently unoccupied. There is no mortgage or lease arrangement. The building is adequately covered by insurance.

16.           Fair Value Disclosure

Financial assets and financial liabilities recorded on the condensed consolidated Balance Sheets at fair value as of March 31, 2010 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	As of March 31, 2010
US government obligations and agencies	$56,889,863	$-	$-	$56,889,863
Foreign obligations	9,478,937	-	-	9,478,937
Equity securities	66,087,564	-	-	66,087,564

Total invested assets	$132,456,364	$-	$-	$132,456,364

	As of December 31, 2009
US government obligations and agencies	$41,389,008	$-	$-	$41,389,008
Equity securities	73,408,002	-	-	73,408,002

Total invested assets	$114,797,010	$-	$-	$114,797,010

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

The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing.  The Company’s primary product is homeowners’ insurance.  The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes.  Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure.  UPCIC’s portfolio as of March 31, 2010 includes approximately 534,000 policies with coverage for wind risks and 10,000 policies without wind risks.  The average premium for a policy with wind coverage is approximately $1080 and the average premium for a policy without wind coverage is approximately $485.  UPCIC had in-force premiums of approximately $581.6 million as of March 31, 2010.

The OIR requires applicants to have a minimum capitalization of $5.0 million to be eligible to operate as an insurance company in the State of Florida.  Upon being issued an insurance license, companies must maintain capitalization of the greater of ten percent of the insurer’s total liabilities or $4.0 million.  If an insurance company’s capitalization falls below the minimum requirements, then the company will be deemed out of compliance with OIR requirements, which could result in revocation of the participant’s license to operate as an insurance company in the State of Florida.  UPCIC’s statutory capital and surplus was $111,343,158 at March 31, 2010 and exceeded the minimum capital and surplus requirements.  UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiaries, has sought to position itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market.  Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC was servicing approximately 544,000 homeowners’ and dwelling fire insurance policies as of March 31, 2010. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure.  To diversify UPCIC’s product lines, UPCIC underwrites inland marine policies. In February 2008, UPCIC filed a request with the National Flood Insurance Program (“NFIP”) to become authorized to write and service flood insurance policies under the WYO Program. The Company did not immediately pursue opportunities to transact flood insurance as the NFIP considered changes to its policy administration and reporting systems.  However, the Company recently has resumed its evaluation of these requirements.     Management may consider underwriting other types of policies in the future.  Any such program will require OIR approval.  See Item 2 below, Competition under “Factors Affecting Operating Results and Market Price of Stock” for a discussion of the material conditions and uncertainties that may affect UPCIC’s ability to obtain additional policies.

UPCIC applied for expansion to write homeowners’ insurance policies in four additional states. Those states are Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, August 18, 2008, September 30, 2008, and January 29, 2009, UPCIC was licensed to transact insurance business within the

States of South Carolina, Hawaii, North Carolina, and Georgia, respectively.  The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted.  UPCIC  commenced writing homeowners policies in South Carolina in 2008 and North Carolina and Hawaii in 2009. During the three-month periods ended March 31, 2010 and 2009, direct written premiums in these states aggregated approximately $2.0 million and $335,000, respectively.  In addition, UPCIC has filed to offer flood insurance through the NFIP and continues to evaluate policy administration requirements for the program in light of expected updates.

On March 5, 2010, the Company's Board of Directors approved the Company's plans for UPCIC to apply for expansion in five additional states including Maryland, Massachusetts, New Jersey, New York, and Virginia. There is no assurance that the Company will be successful in obtaining these licenses and no prediction of when, if licensed, the Company will commence operations in any of these states.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in the Company’s 2009 Annual Report on Form 10-K and determined that no changes, additions or deletions are needed to the policies as disclosed. Also there were no significant changes in the Company’s estimates associated with those policies.

The Company’s financial statements are combined with those of its subsidiaries and are presented on a consolidated basis in accordance with GAAP. UPCIC makes estimates and assumptions that can have a significant effect on amounts and disclosures reported in the Company’s financial statements. The most significant estimate relates to the liabilities for property and casualty insurance unpaid losses and loss adjustment expenses. While the Company believes the estimates are appropriate, the ultimate amounts may differ from the estimates provided. The Company reviews these estimates on, at least, a quarterly basis and reflects any adjustment considered necessary in its current results of operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the three month period ended March 31, 2010.

Related Parties

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the three month periods ended March 31, 2010 and 2009, the Company expensed claims adjusting fees of $120,000 and $90,000, respectively, to Downes and Associates.

During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217,169 and $162,876, respectively. These amounts were repaid to the Company during February 2010.

Analysis of Financial Condition - As of March 31, 2010 Compared to December 31, 2009

The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans. The Company held cash and cash equivalents at March 31, 2010 and December 31, 2009 of $228,541,314 and $192,924,291, respectively.

The Company believes that premiums will be sufficient to meet the Company’s working capital requirements for at least the next twelve months. The Company’s policy is to invest amounts considered to be in excess of current working capital requirements.

The Company used cash and cash equivalents to increase its aggregate fixed maturities and equity securities to $132,456,364 as of March 31, 2010 from $114,797,010 as of December 31, 2009 in order to more conservatively limit its exposure to the volatility in the current banking environment.

The following table summarizes, by type, the carrying values of the Company’s investments:

	As of March 31,	As of December 31,
Type of Investment	2010	2009
Cash and cash equivalents	$228,541,314	$192,924,291
Fixed maturities, available for sale	66,368,800	41,389,008
Equity securities, available for sale	66,087,564	73,408,002
Real estate, net	3,293,582	3,289,893

Total Investments	$364,291,260	$311,011,194

The Company’s liability for Reinsurance Payable increased $16,103,884 to $89,208,479 during the three-month period ended March 31, 2010 from $73,104,595 as of year-end 2009, primarily due to the timing of settlements with reinsurers.

As of March 31, 2010, the Company had federal and state income taxes recoverable of $3,971,565 and $3,211,874 respectively.

Results of Operations - Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The Company’s operating results for the three-month period ended March 31, 2010 continued to be adversely affected by broader conditions in the Florida residential insurance market.  The Florida Legislature expanded the reimbursement coverage available from the Florida Hurricane Catastrophe Fund (FHCF) in 2007, and required residential insurers in Florida to reduce rates based upon presumptive cost savings as calculated by the Florida Office of Insurance Regulation (OIR) and later based upon a true-up filing using company specific data.  In 2007, the Florida Financial Services Commission increased then-existing premium discounts available for homes possessing certain windstorm loss reduction devices.  We believe these cumulative discounts result in premium reductions that are greater than the estimated reductions in losses.

The Company’s operating results for the three-month period ended March 31, 2010 were also influenced by legislative enactments relating to claims payments.  Following the 2004 and 2005 hurricane seasons, the Florida legislature required all insurers issuing replacement cost policies to pay the full replacement cost of damaged properties without deducting depreciation whether or not the insureds repaired or replaced the damaged property.  Under prior law, insurers would pay the depreciated amount of the property until insureds commenced repairs or replacement.  The new law has led to an increase in disagreements regarding the scope of damage and has resulted in insureds’ receiving claim payments irrespective of actually repairing the damage.  Although UPCIC seeks to diligently review claims and promptly pay meritorious amounts, the Company’s operating results may be affected by a claims environment in Florida that produces opportunities for fraudulent or overstated claims.

The three-month period ended March 31, 2010 saw continued growth in policy count for UPCIC, the Company’s wholly-owned regulated insurance subsidiary. The increase in the number of policies in-force continued to be the result of heightened relationships with existing agents, an increase in new agents, a new web-based policy administration system, and the disruption in the marketplace following the windstorm catastrophes in 2004 and 2005.

Despite growth in the number of policies in-force during the three-month period ended March 31, 2010, the Company experienced a decrease in net income in the current period primarily as a result of the effects of state mandated rate reductions and discounts, and increased losses and loss adjustment expenses incurred.

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

Florida’s Legislature also has implemented strategies to improve the ability of residential structures to withstand hurricanes. New construction must meet stronger building codes, and existing homes are eligible for an inspection program that allows homeowners to determine how their homes may be upgraded to mitigate storm damage. An increasing number of insureds have qualified for insurance premium discounts as new homes were built and existing homes retrofitted. These premium discounts result from homes’ supposed reduced vulnerability to hurricane losses due to the mitigation efforts, which UPCIC takes into account in its underwriting and profitability models.

During the recently concluded legislative session, several issues significantly affecting the Florida property market were addressed. These issues included mitigation credits, public adjusters, sinkhole claims and replacement cost methodology. The main property bill that was passed contains a provision that will allow an insurer to submit as a base rate adjustment the amount by which the aggregate mitigation discounts produce a loss in revenue exceeding the aggregate expected loss reductions. Other provisions of the bill deal with public adjusters, claim payments on dwellings and rate filing procedures. The bill currently awaits the Governor’s action to see if it becomes law.

Net income decreased 33.2% to $8,306,969 for the three-month period ended March 31, 2010 from $12,437,830 for the three-month period ended March 31, 2009. The Company’s earnings per diluted share were $0.21 for the 2010 period versus $0.31 in the same period last year.  Even though there was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and increases in gross premiums written and earned during the three-month period ending March 31, 2010, the Company experienced a decrease in net income during this period primarily due to increases in ceded premiums earned and losses and loss adjustment expenses incurred as described below, net of increased realized gains on sales of investments.

Gross premiums written increased 10.3% to $160,099,645 during the three-month period ending March 31, 2010 from $145,212,145 in the same period of 2009. As of March 31, 2010 and December 31, 2009, UPCIC was servicing approximately 544,000 and 541,000, respectively, homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $581,600,000 and $567,100,000, respectively.

Net premiums earned decreased 11.8% to $33,313,563 for the three-month period ended March 31, 2010 from $37,757,652 for the three-month period ended March 31, 2009. The decrease is due to an increase in direct premiums earned, offset by the higher volume of premium discounts in response to a state-required wind mitigation discount program available to policyholders, and an increase in ceded earned premium due to increased reinsurance costs and coverages.

Net investment income decreased 40.6% to $192,953 for the three-month period ended March 31, 2010 from $324,589 for the three-month period ended March 31, 2009. Net investment income is comprised primarily of interest and dividends.  The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the three-month period ended March 31, 2010.

Realized gains on investments increased 232.5% to $3,694,717 for the three-month period ended March 31, 2010 from $1,111,333 for the three-month period ended March 31, 2009.  The increase is due to the expansion of the Company’s investment portfolio into equity securities and the related sales of certain of these securities.

Commission revenue increased 17.4% to $8,737,871 for the three-month period ended March 31, 2010 from $7,444,849 for the three-month period ended March 31, 2009. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to a increase in reinsurance commission sharing of approximately $1,261,000, and an increase in managing general agent’s policy fee income of approximately $31,000.

Other revenue decreased 32.1% to $1,004,253 for the three-month period ended March 31, 2010 from $1,479,377 for the three-month period ended March 31, 2009. The decrease is primarily due to a decline in the volume of payment plans used by UPCIC’s policyholders.

Net losses and LAE increased 15.8% to $23,651,712 for the three-month period ended March 31, 2010 from $20,420,664 for the three-month period ended March 31, 2009. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 71.0% and 54.1% during the three-month periods ended March 31, 2010 and 2009, respectively, and were comprised of the following components:

	Three months ended March 31, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$46,679,867	$23,028,155	$23,651,712
Premiums earned	$140,153,178	$106,839,615	$33,313,563
Loss & LAE ratios	33.3%	21.6%	71.0%

	Three months ended March 31, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$41,324,392	$20,903,728	$20,420,664
Premiums earned	$128,292,195	$90,534,543	$37,757,652
Loss & LAE ratios	32.2%	23.1%	54.1%

The direct loss and LAE ratio for the three-month period ended March 31, 2010 was 33.3% compared to 32.2% for the three-month period ended March 31, 2009.  The increase in the direct loss and LAE ratio is attributable to the increase in direct loss and LAE incurred outpacing the increase in direct earned premium in the 2010 period.

Total direct premiums earned increased 9.2% in the three-month 2010 period compared to the same period in 2009.  As of March 31, 2010, UPCIC was servicing approximately 544,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $581,600,000, an average of $893 per dwelling fire policy, $1,933 per homeowners policy and $536 per condominium/renters policy.  The comparable average in-force premiums as of March 31, 2009 were $860, $1,818 and $539, respectively.

The ceded loss and LAE ratio for the three-month period ended March 31, 2010 was 21.6% compared to 23.1% for the three-month period ended March 31, 2009.  The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty and higher total reinsurance costs in the 2010 period compared to the 2009 period.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and the Company’s results of operations and financial position. During the three-month periods ended March 31, 2010 and 2009, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC’s and the Company’s catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company’s reinsurance program.

General and administrative expenses increased 38.1% to $10,377,818 for the three-month period ended March 31, 2010 from $7,515,228 for the three-month period ended March 31, 2009.  The increase in general and administrative expenses was primarily attributable to lower ceding commissions, a reduction in the amount recouped from policyholders relative to assessments by FIGA, and an increase in commissions paid or accrued to agents on direct premiums.  The increase was partially offset by the increased deferral of policy acquisition costs.

Federal and state income taxes decreased 31.7% to $5,291,105 for the three-month period ended March 31, 2010 from $7,744,078 for the three-month period ended March 31, 2009. Federal and state income taxes were 38.9% of pretax income for the three-month period ended March 31, 2010, and 38.4% for the three-month period ended March 31, 2009. The decrease is primarily due to lower income before income taxes.

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

Cash Flows Provided by Operating Activities

For the three month period ended March 31, 2010 and 2009 cash flows provided by operating activities were $56,052,966 and $62,470,722 respectively.  The decrease in cash flows provided by operating activities relate primarily to the following reasons.

●
The decrease in cash provided by operating activities from net changes in prepaid reinsurance premiums were $20,728,351 and $5,193,314 for three-month periods ended March 31, 2010 and 2009, respectively.  The increase of $15,535,037 relates primarily to additional catastrophe reinsurance coverage purchased by the Company during the 2010 period.

●
The increase in cash provided by operating activities from net changes in unearned premiums were $19,946,466 and $16,919,952 for the three-month periods ended March 31, 2010 and 2009, respectively.  The increase of $3,026,514 relates primarily to an increase in direct written premiums.

●
The increase in cash provided by operating activities from net changes in reinsurance payable were $16,103,884 and $28,036,181 for the three month periods ended March 31, 2010 and 2009, respectively.  The decrease of $11,932,297 relates primarily to the timing of the settlement of balances with UPCIC’s reinsurers.

●
The increase in cash provided by operating activities from reinsurance recoverables was $26,780,719 for the three month ended March 31, 2010 compared to a decrease of $1,339,673 for the three-month period ended March 31, 2009.  The increase of $28,120,392 is influenced by greater direct incurred losses and LAE ceded under the Company’s quota share reinsurance treaty.

Cash flows provided by operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company’s investment portfolio is highly liquid as it consists of cash, cash equivalents, and readily-marketable securities.

Cash Flows Used in Investing Activities

For the three month periods ended March 31, 2010 and 2009, cash flows used in investing activities were $24,683,731 and $159,458,568, respectively.  The following table summarizes the activity in investments during the three month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009

Balance - January 1	$114,797,010	$5,648,775

Purchases of fixed maturities	50,426,894	106,745,347
Purchases of equity securities	35,879,591	64,262,566
Net amort of prem / accretion of discount	(107,000)	(21,520)
Sales of fixed maturities	(25,322,048)	-
Sales of equity securities	(42,335,692)	(9,962,373)
Realized gains on investments	3,746,717	1,111,333
Foreign currency gains on investments	683,733	(17,388)
Unrealized (losses) gains	(5,312,841)	4,136,014

Balance - March 31	$132,456,364	$171,902,754

The amounts presented in the Statement of Cash Flows differ from the amounts shown in the table above summarizing investment activities due to the timing of cash settlements, as follows. Purchases of equity securities December 2008 in the amount of $1,273,941 were settled in January 2009. Sales of equity security securities in December 2009 and March 2010 in the amounts of $6,259,973 and $12,148,475 were settled in January and April 2010, respectively.

Cash Flows Used in / Provided by Financing Activities

For the three-month period ended March 31, 2010, cash flows provided by financing activities were $4,247,788 and for the three month period ended March 31, 2009, cash flows used in financing activities were $1,772,781.  The increase in cash flows provided by financing activities relates primarily to an increase of $3,181,805 provided by bank overdrafts and a decrease of $3,749,230 used for dividend payments.  The Company’s bank overdrafts are the result of the amount of outstanding checks not yet presented for payment on the Company’s bank accounts in excess of cash balances on deposit in those accounts.

In 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration (“SBA”) under Florida’s ICBUI Program, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida.  The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond Rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate.

In 2008, the Florida Legislature passed a law providing participants in the ICBUI Program an opportunity to amend the terms of their surplus notes based on law changes.  The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio.  Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified.  As of March 31, 2010, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

The balance of cash and cash equivalents as of March 31, 2010 was $228,541,314. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of specific limits set forth in UPCIC’s reinsurance agreements. For the 2009 hurricane season, UPCIC’s reinsurance agreements transfer the risk of loss in excess of $50,000,000 ($75,000,000 net of $25,000,000 retained by the Company under the excess catastrophe contract) up to approximately the 114 year PML for the first event, $16,000,000 for the second event and $16,000,000 for the third event up to an amount that will vary depending on the coverage exhausted in the prior event(s).   Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

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

Also at June 1, 2009, the FHCF made available, and UPCIC obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the ICBUI Program offered by the FHCF, such as UPCIC.  This particular layer of coverage at June 1, 2009 is $10,000,000 in excess of $28,200,000.  The premium for this coverage is $5,000,000.

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

UPCIC uses a catastrophe model to estimate its losses associated with potential hurricane events of various magnitudes. UPCIC is in the process of placing its catastrophe reinsurance program for the period June 1, 2010, though May 31, 2011. In prior contract years, UPCIC has purchased catastrophe reinsurance protection equal to or exceeding the projected 100-year probable maximum loss level (one percent probability of exceedance), modeled without demand surge or secondary uncertainty using then-existing versions of UPCIC’s selected catastrophe model. UPCIC anticipates purchasing a similar reinsurance program for the June 1, 2010 – May 31, 2011 contract year. At the request of the Florida Office of Insurance Regulation, UPCIC has determined that the anticipated single-event limit of the proposed reinsurance program corresponds to a 1-in-77-year hurricane event when modeled using the model’s demand surge component. In addition, UPCIC has provided to its rating agency, Demotech, Inc., at its request, certain modeling results using assumptions consistent with those historically selected by UPCIC as well as other projections using assumptions identified by the rating agency that produce higher projected loss estimates. There is no assurance that the assumptions or scenarios incorporated into UPCIC’s selected model by its developers, or the assumptions or scenarios used by UPCIC or its representatives in applying the model and developing UPCIC’s reinsurance program, will be satisfactory to regulatory authorities or rating agencies or will reflect the characteristics of future hurricane events that may affect Florida, including the resulting economic conditions or claims settlement environment. Further, although UPCIC uses a widely recognized, commercially available model to estimate its hurricane losses, other models exist that might produce higher or lower loss estimates. UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity. Fortunately, no hurricanes made landfall in Florida during the 2009-2010 contract year and no reimbursement payments for the 2009-2010 contract year were required from the FHCF to participating companies. Accordingly, the effect of the change in the FHCF’s estimate had no effect on the Company’s financial position, results of operations and liquidity.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR.  To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer’s total liabilities or $4,000,000. UPCIC’s statutory capital and surplus was $111,343,158 as of March 31, 2010 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

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

Available Cash

The Company held cash and cash equivalents at March 31, 2010 of $228,541,314. Of that amount, $211,579,281 was held by UPCIC, most of which is available to pay claims or relates to policyholder surplus. Accordingly, cash and cash equivalents in UPCIC are not available to buy back Company stock or pay Company dividends. A portion of those claims paid by the Company would be recoverable through the Company’s catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment. As of December 31, 2009, the Company held cash and cash equivalents of $192,924,291.

Cash Dividends

On January 19, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share on its outstanding common stock. The dividend was paid on April 6, 2010 to stockholders of record as of March 19, 2010 in the aggregate amount of $4,699,926.

Contractual Obligations

There have been no material changes during the period covered by this Report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009.

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

Although UPCIC uses a widely recognized, commercially available model to estimate its hurricane losses, other models exist that might produce higher or lower loss estimates. The loss estimates developed by the catastrophe model are dependent upon assumptions or scenarios incorporated into the model by its developer, which is a third party independent of UPCIC, and on assumptions or scenarios made by UPCIC or its representatives when using the model. There is no assurance these assumptions or scenarios will be acceptable to regulatory authorities or rating agencies or will reflect the characteristics of future hurricane events that may affect Florida, including the resulting economic conditions or claims settlement environment. This may result in exposure to UPCIC for losses that are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity.  In addition, if the model or assumptions used by UPCIC, or the resulting loss projections and reinsurance program purchased by UPCIC to protect against the modeled losses, are not acceptable to regulatory authorities or rating agencies, UPCIC could experience restrictions on its ability to write new or renewal insurance policies, loss of a rating necessary for its policies to meet secondary mortgage market requirements, or other adverse consequences that could have material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity.

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

UPCIC uses a catastrophe model to estimate its losses associated with potential hurricane events of various magnitudes. UPCIC is in the process of placing its catastrophe reinsurance program for the period June 1, 2010, though May 31, 2011. In prior contract years, UPCIC has purchased catastrophe reinsurance protection equal to or exceeding the projected 100-year probable maximum loss level (one percent probability of exceedance), modeled without demand surge or secondary uncertainty using then-existing versions of UPCIC’s selected catastrophe model. UPCIC anticipates purchasing a similar reinsurance program for the June 1, 2010 –May 31, 2011 contract year. At the request of the Florida Office of Insurance Regulation, UPCIC has determined that the anticipated single-event limit of the proposed reinsurance program corresponds to a 1-in-77-year hurricane event when modeled using the model’s demand surge component. In addition, UPCIC has provided to its rating agency, Demotech, Inc., at its request, certain modeling results using assumptions consistent with those historically selected by UPCIC as well as other projections using assumptions identified by the rating agency that produce higher projected loss estimates. There is no assurance that the assumptions or scenarios incorporated into UPCIC’s selected model by its developers, or the assumptions or scenarios used by UPCIC or its representatives in applying the model and developing UPCIC’s reinsurance program, will be satisfactory to regulatory authorities or rating agencies or will reflect the characteristics of future hurricane events that may affect Florida, including the resulting economic conditions or claims settlement environment. Further, although UPCIC uses a widely recognized, commercially available model to estimate its hurricane losses, other models exist that might produce higher or lower loss estimates. UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity. Fortunately, no hurricanes made landfall in Florida during the 2009-2010 contract year and no reimbursement payments for the 2009-2010 contract year were required from the FHCF to participating companies. Accordingly, the effect of the change in the FHCF’s estimate had no effect on the Company’s financial position, results of operations and liquidity.

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

Legislative Initiatives

The State of Florida operates Citizens to provide insurance to Florida homeowners in high-risk areas and others without private insurance options. As of March 31, 2010, there were 1,051,373 Citizens policies in force. In May 2007, the State of Florida passed legislation that freezes property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permits insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. In May 2008, the Florida Legislature extended a freeze on Citizens rates through January 2010. In 2009, the legislature authorized Citizens to make implement annual change changes, beginning January 1, 2010, to achieve actuarially sound rate levels, provided that the rate increase in any year cannot exceed ten percent for any policyholder, excluding coverage changes and surcharges.  This limitation on policyholders’ rate changes has resulted in Citizens’ implementing rates levels for 2010 that in the aggregate are lower than its indicated rate need.  These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida Legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. In 2009, the Florida Legislature adopted a plan to phase-out the expanded FHCF coverage over a period extending through the 2013 hurricane season, and to increase the premiums associated with the expanded coverage.  As the expanded FHCF coverage expires and as the FHCF increases charges for the remaining expanded coverage, If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, or UPCIC otherwise purchases additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity, the cost of UPCIC’s reinsurance program may increase, which could affect UPCIC’s profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida Legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

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

The premiums charged by UPCIC to policyholders are affected by legislative enactments and administrative rules, including a state-mandated program requiring residential property insurance companies like UPCIC to provide premium discounts when policyholders verify that insured properties have certain construction techniques or other windstorm loss reduction fixtures.  The level of required premium discounts may exceed the expected reduction in losses associated with the construction techniques or fixtures for which the discounts are provided.  Although UPCIC may submit rate filings to address any premium deficiencies, those rate filings are subject to the considerations identified in the preceding paragraph.  Any inability of UPCIC to implement sufficient and timely rate adjustments to provide aggregate premiums commensurate with UPCIC’s expected losses will have a material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity.

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

Financial Stability Rating

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company’s sales.  Demotech, Inc. maintains a letter scale financial stability rating system ranging from A″ (A double prime) to L (licensed by state regulatory authorities).  On April 8, 2010, Demotech, Inc. reaffirmed UPCIC’s financial stability rating of A, which is the fourth highest of six rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have “… exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.”  With a financial stability rating of A, the Company expects that UPCIC’s property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.  The rating of UPCIC is subject to at least annual review by, and may be revised downward or revoked at the sole discretion of, Demotech, Inc.

In November 2008, Demotech sent UPCIC a letter entitled Recent Events Affecting Financial Stability Ratings for Florida Property and Casualty Insurance Companies Require Supplemental Information. The letter provided Demotech’s perspective and expectations relative to the reported short term liquidity issues facing the FHCF. Specifically, the letter stated that an extension of Financial Stability Ratings beyond May 15, 2009 would require definitive financial information regarding participation in the FHCF, documentation of bridge loans or alternative financing mechanisms that provide liquidity during a period in which the FHCF would be raising capital, and any other precaution or protection regarding reinsurance collectability or catastrophe reinsurance. UPCIC subsequently implemented plans addressing Demotech’s concern with the FHCF liquidity issue and was successful in maintaining its A rating.

In March 2010, to help address questions and concerns relative to Demotech’s rating and review process, Demotech published Guidance on Financial Stability Ratings and Catastrophe Reinsurance Program Reporting for Florida Property Insurers. The document contains the criteria Demotech considers when reviewing a company. The standards are some of the objective evaluation criteria applied to each insurer writing property business in Florida. On March 22, 2010, UPCIC received notice from Demotech that it would require a capital infusion of $30 million by April 16, 2010 in order for UPCIC to maintain its A rating. In order to comply with this requirement the Company contributed an aggregate amount of $30 million to UPCIC in March 2010. Demotech subsequently reaffirmed UPCIC’s A rating.

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

The Company’s investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis.  Pursuant to this investment policy, as of March 31, 2010, approximately

50.1% of the investments were in fixed income available for sale securities and 49.9% in equity securities considered available for sale, based upon our estimates of required liquidity.  The Company may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost.  The Company does not use any swaps, options, futures or forward contracts to hedge or enhance the investment portfolio at this time.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the three-month periods ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
Cash and cash equivalents	$18,454	$215,983
Fixed maturities	299,629	127,716
Equity securities	9,990	96,730
Total investment income	328,073	440,429
Less investment expenses	(135,120)	(115,840)

Net investment income	$192,953	$324,589

The following table summarizes, by type, the Company’s investments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Fixed maturities, available for sale, at fair value:
US government and agency obligations	56,889,863	42.9%	41,389,008	36.1%
Foreign obligations	9,478,937	7.2%	-	0.0%
Equity securities, at market	66,087,564	49.9%	73,408,002	63.9%
Total investments	$132,456,364	100.00%	$114,797,010	100.00%

  Fixed maturities, available for sale, are carried on the balance sheet at fair value.  At March 31, 2010, the fixed maturities had quality ratings from AAA to Aaa by Moody’s Investors Service, Inc. and AAA, except for Switzerland Government Bonds which are not rated, by Standard and Poors’ Company.

Below is a summary of fixed maturities at March 31, 2010 and December 31, 2009 by contractual or expected periods.

	March 31, 2010		December 31, 2009
Available-for-Sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$897,310	$896,192	$-	$-
Due after one year through five years	8,841,591	8,763,721	176,350	180,901
Due after five years through ten years	12,879,359	12,779,338	2,909,446	2,942,497
Due after ten years	45,184,170	43,929,549	39,210,931	38,265,610
Total	$67,802,430	$66,368,800	$42,296,727	$41,389,008

At March 31, 2010, the weighted average maturity of the fixed maturities portfolio was approximately 13.56 years.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II -- OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

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

UNIVERSAL INSURANCE HOLDINGS, INC.
Date: May 10, 2010	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer
/s/ James M. Lynch
James M. Lynch, Chief Financial Officer (Principal Accounting Officer)