Form 10-Q/A
period 2010-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2010-08-10
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      x        No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ___   No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___     No    x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,166,033 shares of common stock, par value $0.01 per share, outstanding on May 4, 2010.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

Page No.

PART I: FINANCIAL INFORMATION

Explanatory Note

Universal Insurance Holdings, Inc. (“the Company”) is filing this amendment of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (“Amended Report”) to restate its Condensed Consolidated Financial Statements for the three-month period ended March 31, 2010.  The Company is issuing this restatement to correct an error in the accounting for an other-than-temporary impairment (“OTTI”) of an investment security at March 31, 2010 that was sold at a loss after March 31, 2010, but before the Company filed its Form 10-Q for the quarter.  The Audit Committee, in consultation with management, concluded that the impairment of the investment security should have been reflected in the Company’s financial statements for the quarter ended March 31, 2010.  The net effect resulting from the recording of the impairment of the security in the quarter ended March 31, 2010 on net income, accumulated other comprehensive income, diluted earnings per share, and stockholders’ equity is as follows:

●	Net income decreased by $1,362,721
●	Accumulated other comprehensive income increased by $1,478,917
●	Diluted earnings per share decreased by $0.04
●	Stockholders' equity increased by $116,197

Notes 1, 2, 5 and 15 to the Condensed Consolidated Financial Statements included herein also contain information regarding the nature and effect of the restatement.

For the convenience of the reader, this Amended Report sets forth the Form 10-Q in its entirety.  Other than amending the disclosures relating to the restatement, no attempt has been made in this Amended Report to amend or update other disclosures presented in the original Form 10-Q. Among other things, forward-looking statements made in the original Form 10-Q are not revised to reflect events that occurred or facts that became known to the Company after the filing of the original Form 10-Q and such forward-looking statements should be read in their historical context.

The following items of the original Form 10-Q are being amended in this Amended Report as a result of this restatement:

Part I – Item 1 – Financial Statements

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4 – Controls and Procedures

Exhibit 31.1 –  Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –  Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 – Schedule of Investments

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

/s/ Blackman Kallick LLP

Chicago, Illinois

May 10, 2010, except for the portions of Notes 1,
2, 5 and 15 addressing the error correction as to
which the date is August 9, 2010

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited and Restated)
	(See Note 1)	December 31,
ASSETS	March 31, 2010	2009
Cash and cash equivalents	$228,541,314	$192,924,291
Investments
Fixed maturities available for sale, at fair value	66,368,800	41,389,008
Equity securities available for sale, at fair value	66,087,564	73,408,002
Real estate, net	3,293,582	3,289,893
Prepaid reinsurance premiums	221,022,592	200,294,241
Reinsurance recoverables	65,035,714	91,816,433
Premiums receivable, net	38,709,483	37,363,110
Receivable from securities	12,148,475	6,259,973
Other receivables	4,201,023	5,068,367
Income taxes recoverable	3,908,997	3,211,874
Property and equipment, net	1,256,876	1,245,858
Deferred policy acquisition costs, net	12,436,392	9,464,624
Deferred income taxes	12,046,948	11,894,289
Other assets	492,641	617,337
Total assets	$735,550,401	$678,247,300

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$131,736,670	$127,197,753
Unearned premiums	298,317,010	278,370,544
Advance premium	23,357,329	17,078,558
Accounts payable	3,974,070	3,172,626
Bank overdraft	25,460,302	20,297,061
Reinsurance payable, net	89,208,479	73,104,595
Income taxes payable	489,967	368,968
Dividends payable	4,699,927	-
Other accrued expenses	19,279,747	20,750,385
Long-term debt	24,264,706	24,632,353
Total liabilities	620,788,207	564,972,843

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,077	1,087
Authorized shares - 1,000,000
Issued shares - 107,690 and 108,640
Outstanding shares - 107,690 and 108,640
Minimum liquidation preference - $287,240 and $288,190
Common stock, $.01 par value	408,772	402,146
Authorized shares - 55,000,000
Issued shares - 40,877,087 and 40,214,884
Outstanding shares - 39,166,033 and 37,774,765
Treasury shares, at cost - 1,711,054 and 1,809,119 shares	(7,389,416)	(7,948,606)
Common stock held in trust, at cost 0 and 631,000 shares	-	(511,110)
Additional paid-in capital	36,595,977	36,666,914
Accumulated other comprehensive (loss) income, net of taxes	(1,193,922)	563,654
Retained earnings	86,339,706	84,100,372
Total stockholders' equity	114,762,194	113,274,457
Total liabilities and stockholders' equity	$735,550,401	$678,247,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(Restated see Note 1)
	For the Three
	Months Ended March 31,
	2010	2009
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$160,099,645	$145,212,145
Ceded premiums written	(127,567,966)	(95,727,857)
Net premiums written	32,531,679	49,484,288
Decrease (increase) in net unearned premium	781,884	(11,726,636)
Premiums earned, net	33,313,563	37,757,652
Net investment income	192,953	324,589
Realized gains on investments	1,287,037	1,111,333
Foreign currency gains on investments	684,247	-
Commission revenue	8,737,871	7,444,849
Other revenue	1,004,253	1,479,377

Total premiums earned and other revenues	45,219,924	48,117,800

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	23,651,712	20,420,664
General and administrative expenses	10,188,649	7,515,228

Total operating costs and expenses	33,840,361	27,935,892

INCOME BEFORE INCOME TAXES	11,379,563	20,181,908

Income taxes, current	3,484,213	8,582,617
Income taxes, deferred	951,102	(838,539)
Income taxes, net	4,435,315	7,744,078

NET INCOME	$6,944,248	$12,437,830

Basic net income per common share	$0.18	$0.33
Weighted average of common shares
outstanding - Basic	38,889,176	37,561,341

Fully diluted net income per share	$0.17	$0.31
Weighted average of common shares
outstanding - Diluted	40,434,042	39,921,929

Cash dividend declared per common share	$0.12	$0.22

	For the Three
	Months Ended March 31,
	2010	2009
Comprehensive Income:
Net income	$6,944,248	$12,437,830
Change in net unrealized (losses) gains on investments, net of tax	(1,757,576)	2,556,141

Comprehensive Income	$5,186,672	$14,993,971

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	For the Three Months Ended March 31, 2010 (Restated - see Note 1)
	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stock Held in Trust	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2009	40,214,884	108,640	$402,146	$1,087	$36,666,914	$84,100,372	$563,654	$(511,110)	$(7,948,606)	$113,274,457

Issuance of common shares	1,900,206		19,001		1,858,078				(4,715,261)	(2,838,182)

Preferred stock conversion	1,187	(950)	12	(10)	(2)					-

Release of shares from SGT					939,900			511,110	(2,328,858)	(877,848)

Retirement of treasury shares	(1,239,190)		(12,388)		(7,591,863)				7,603,310	(941)

Stock compensation plans					477,779					477,779

Net income-(Restated see Note 1)						6,944,248				6,944,248

Tax benefit on exercise of stock options					4,020,789					4,020,789

Amortization of deferred compensation					224,382					224,382

Declaration of dividends						(4,704,915)				(4,704,915)

Change in net unrealized loss on invest., net of tax effect of $1,103,760							(1,757,576)			(1,757,576)

Balance, March 31, 2010	40,877,087	107,690	$408,771	$1,077	$36,595,977	$86,339,705	$(1,193,922)	$-	$(7,389,415)	$114,762,193

	For the Three Months Ended March 31, 2009

Balance, December 31, 2008	40,158,019	138,640	$401,578	$1,387	$33,587,414	$75,654,070	$24,834	$(733,860)	$(7,381,768)	$101,553,655

Preferred stock conversion	75,000	(30,000)	750	(300)	(450)					-

Stock compensation plans					820,156					820,156

Net income						12,437,830				12,437,830

Amortization of deferred compensation					162,519					162,519

Declaration of dividends						(8,269,932)				(8,269,932)

Change in net unrealized gains on invest., net of tax effect of $1,595,467							2,556,141			2,556,141

Balance, March 31, 2009	40,233,019	108,640	$402,328	$1,087	$34,569,639	$79,821,968	$2,580,975	$(733,860)	$(7,381,768)	$109,260,369

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(Restated see Note 1)
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$6,944,248	$12,437,830
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	201,523	380,427
Depreciation	146,812	101,424
Amortization of cost of stock options	477,781	820,156
Amortization of restricted stock grants	224,382	162,519
Realized gains on investments	(1,287,037)	(1,111,333)
Foreign currency gains (losses) on investments	(683,733)	17,387
Amortization of premium / accretion of discount, net	107,000	21,520
Deferred income taxes	951,102	(838,539)
Tax benefit on exercise of stock options	(3,174,153)	-
Other	(15,035)	130,119
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(20,728,351)	(5,193,314)
Reinsurance recoverables	26,780,719	(1,339,673)
Premiums receivable, net	(1,547,897)	(6,589,909)
Other receivables	864,550	409,604
Income taxes recoverable	3,323,665	2,482,923
Deferred policy acquisition costs, net	(2,971,768)	60,022
Other assets	119,315	(105,603)
Unpaid losses and loss adjustment expenses	4,538,917	1,728,768
Unearned premiums	19,946,466	16,919,952
Advance premium	6,278,770	4,376,045
Accounts payable	801,445	626,664
Reinsurance payable	16,103,884	28,036,181
Income taxes payable	120,999	5,989,694
Other accrued expenses	(1,470,638)	2,947,858
Net cash provided by operating activities	56,052,966	62,470,722
Cash flows from investing activities:
Purchases of fixed maturities	(50,426,894)	(103,439,593)
Proceeds from sales of fixed maturities	25,322,048	-
Purchases of equity securities, available for sale	(35,879,591)	(65,536,507)
Proceeds from sales of equity securities, available for sale	36,447,190	9,609,255
Capital expenditures and building improvements	(146,484)	(91,723)
Net cash used in investing activities	(24,683,731)	(159,458,568)
Cash flows from financing activities:
Bank overdraft	5,163,241	1,981,436
Preferred stock dividend	(4,987)	-
Common stock dividend	-	(3,754,217)
Issuance of common stock	7,000	-
Treasury shares on option exercise	(3,723,972)	-
Tax benefit on exercise of stock options	3,174,153	-
Repayments of loans payable	(367,647)	-
Net cash provided by (used in) in financing activities	4,247,788	(1,772,781)

Net increase (decrease) in cash and cash equivalents	35,617,023	(98,760,627)
Cash and cash equivalents at beginning of period	192,924,291	256,964,637
Cash and cash equivalents at end of period	$228,541,314	$158,204,010

Non cash items:
Dividends accrued	$4,699,926	$4,515,715

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

1.         Nature of Operations and Basis of Presentation

Restatement of Condensed Consolidated Financial Statements

Subsequent to filing its Quarterly Report on Form 10-Q on May 10, 2010, for the quarter ended March 31, 2010, the Company determined that its investment in common stock of Direxion Daily Large Cap Bear 3X Shares (ticker symbol “BGZ”) that was in an unrealized loss position at the end of the Company’s first quarter should have been recorded as an OTTI as a result of a subsequent sale of a portion of the investment, resulting in a loss. Therefore, the Company recorded an OTTI charge of $2,407,680 and is restating its financial statements in this Amended Report.  The Company will continue to monitor the fair value of BGZ, evaluate the Company’s ability and intent to hold the security for anticipated recovery in value and record additional write-downs in value, if warranted, in future periods.

The effect of the restatements is as follows:

Consolidated Balance Sheet as of March 31,2010

	As Reported	Adjustment	Restated
Income taxes recoverable	$3,971,565	$(62,568)	$3,908,997
Total assets	$735,612,969	$(62,568)	$735,550,401
Income taxes payable	$479,563	$10,404	$489,967
Other accrued expenses	$19,468,916	$(189,169)	$19,279,747
Total liabilities	$620,966,972	$(178,765)	$620,788,207
Accumulated other comprehensive (loss) income, net of taxes	$(2,672,839)	$1,478,917	$(1,193,922)
Retained earnings	$87,702,426	$(1,362,720)	$86,339,706
Total stockholders equity	$114,645,997	$116,197	$114,762,194
Total liabilities and stockholders' equity	$735,612,969	$(62,568)	$735,550,401

Consolidated Statement of Operations
	For the three months ended March 31, 2010

	As Reported	Adjustment	Restated
Realized gains on investments	$3,694,717	$(2,407,680)	$1,287,037
Total premiums earned and other revenues	$47,627,604	$(2,407,680)	$45,219,924
General and administrative expenses	$10,377,818	$(189,169)	$10,188,649
Total operating costs and expenses	$34,029,530	$(189,169)	$33,840,361
Income taxes, current	$3,411,241	$72,972	$3,484,213
Income taxes, deferred	$1,879,864	$(928,762)	$951,102
Income taxes, net	$5,291,105	$(855,790)	$4,435,315
Net income	$8,306,969	$(1,362,721)	$6,944,248
Basic net income per common share	$0.21	$(0.03)	$0.18
Fully diluted net income per share	$0.21	$(0.04)	$0.17
Change in net unrealized (losses) gains on investments, net of tax	$(3,236,494)	$1,478,918	$(1,757,576)
Comprehensive Income:	$5,070,475	$116,197	$5,186,672

Consolidated Statement of Cash Flows
	For the three months ended March 31, 2010

	As Reported	Adjustment	Restated
Net income	$8,306,969	$(1,362,721)	$6,944,248
Realized gains on investments	$(3,694,717)	$2,407,680	$(1,287,037)
Deferred income taxes	$1,879,864	$(928,762)	$951,102
Income taxes recoverable	$3,261,097	$62,568	$3,323,665
Income taxes payable	$110,595	$10,404	$120,999
Other accrued expenses	$(1,281,469)	$(189,169)	$(1,470,638)

Certain amounts were also restated and additional disclosures are provided in the footnotes primarily in Note 5 – “Investments”, Note 15 – “Subsequent events”, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4 – “Controls and Procedures.”

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

The company evaluated its investments classified as available for sale and determined it held one security for which an other-than-temporary impairment existed as of March 31, 2010 which is described in “Note 5. Investments.”

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

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

The Company’s investments are classified as available for sale. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, namely Other Comprehensive Income.

During the three-month period ended March 31, 2010, the Company recognized $2,407,680 in OTTI charges related to the Company’s investment in common stock of Direxion Daily Large Cap Bear 3X Shares (ticker symbol “BGZ”). The OTTI charge reflected a write-down to 66% of cost.

The following table shows the realized gains and losses for fixed maturities and equity securities for the three-month periods ended March 31, 2010 and 2009.  There were $1,287,037 and $1,111,333 of realized gains for the three-month periods ended March 31, 2010 and 2009, respectively.

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

	March 31, 2010
	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - available for sale:
US government and agency obligations	$58,239,287	$24,853	$(1,374,277)	$56,889,863
Foreign obligations	9,563,143	20,897	(105,103)	9,478,937
Total fixed maturities - available for sale	$67,802,430	$45,750	$(1,479,380)	$66,368,800

Equity securities:
Common Stock	$66,594,844	$3,413,201	$(3,920,481)	$66,087,564
Total equity securities	$66,594,844	$3,413,201	$(3,920,481)	$66,087,564

	December 31, 2009
	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - available for sale:
US government and agency obligations	$42,296,727	$37,623	$(945,342)	$41,389,008
Total fixed maturities - available for sale	$42,296,727	$37,623	$(945,342)	$41,389,008

Equity securities:
Common Stock	$71,536,033	$4,278,432	$(2,406,463)	$73,408,002
Total equity securities	$71,536,033	$4,278,432	$(2,406,463)	$73,408,002

The table below reflects the Company’s unrealized investment losses by investment class, aged for length of time in an unrealized loss position as of March 31, 2010.

	Unrealized Investment Losses
	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Fixed maturities, available for sale:
US government and agency obligations	5	$53,781,866	$1,374,277	-	$-	$-
Foreign obligations	5	4,318,781	37,966	-	-	-

Total fixed maturities, available for sale	10	$58,100,647	$1,412,243	-	$-	$-

Equity securities:
Common stocks	44	$27,380,793	$(3,920,481)	-	$-	$-
Total equity securities	44	$27,380,793	$(3,920,481)	-	$-	$-

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

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$6,944,248			$12,437,830
Less: preferred stocks dividends	(4,988)			(10,654)
Income available to common stockholders	$6,939,260	38,889,176	$0.18	$12,427,176	37,561,341	$0.33

Effect of dilutive securities:
Stock options and warrants	0	1,384,168	(0.01)	0	2,144,017	(0.02)
Preferred stock	4,988	160,698	-	10,654	216,571	-
Income available to common stockholders and assumed conversion	$6,944,248	40,434,042	$0.17	$12,437,830	39,921,929	$0.31

14.           Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the three-month periods ended March 31, 2010 and 2009 are as follows:

	For the Three Months			For the Three Months
	Ended March 31, 2010			Ended March 31, 2009
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized (losses) gains, on investments,
net, arising during the periods	$(890,052)	$343,338	$(546,714)	$5,235,227	$(2,003,894)	$3,231,333
Less: reclassification adjustments of
realized gains on investments	3,694,717	(1,425,237)	2,269,480	1,111,333	(428,697)	682,636
Plus: reclassification adjustments of
OTTI losses	(2,407,680)	928,763	(1,478,917)	-	-	-
Less: reclassification adjustments of
foreign currency gains (losses) on investments	684,247	(263,948)	420,299	(12,119)	4,675	(7,444)

Change in net unrealized gains
on investments	(2,861,336)	1,103,760	(1,757,576)	4,136,013	(1,579,872)	2,556,141

Other comprehensive (loss) income	$(2,861,336)	$1,103,760	$(1,757,576)	$4,136,013	$(1,579,872)	$2,556,141

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

Subsequent to filing its Quarterly Report on Form 10-Q on May 10, 2010, for the quarter ended March 31, 2010, the Company determined that its investment in common stock of Direxion Daily Large Cap Bear 3X Shares (ticker symbol “BGZ”) that was in an unrealized loss position at the end of the Company’s first quarter should have been recorded as an OTTI as a result of a subsequent sale of a portion of the investment, resulting in a loss. Therefore, the Company recorded an OTTI charge of $2,407,680 and is restating its financial statements in this Amended Report.  The Company will continue to monitor the fair value of BGZ, evaluate the Company’s ability and intent to hold the security for anticipated recovery in value and record additional write-downs in value, if warranted, in future periods.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the “Explanatory Note” to this Amended Report and in Notes 1, 5 and 15 to the Condensed Consolidated Financial Statements, the Company is restating its Condensed Consolidated Financial Statements for the three-month period ended March 31, 2010.  The Company is issuing this restatement to correct an error in the accounting for an OTTI of an investment security at March 31, 2010 that was sold at a loss after March 31, 2010, but before the Company filed its Form 10-Q for the quarter.  The Audit Committee, in consultation with management, concluded that the impairment of the investment security should have been reflected in the Company’s financial statements for the quarter ended March 31, 2010.  The net effect resulting from the recording of the impairment of the security in the quarter ended March 31, 2010 on net income, accumulated other comprehensive income, diluted earnings per share, and stockholders’ equity is as  follows:

●	Net income decreased by $1,362,721
●	Accumulated other comprehensive income increased by $1,478,917
●	Diluted earnings per share decreased by $0.04
●	Stockholders' equity increased by $116,197

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

The Company believes that premiums will be sufficient to meet the Company’s working capital requirements for at least the next twelve months. The Company’s policy isto invest amounts considered to be in excess of current working capital requirements.

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

The Company’s liability for Reinsurance Payable increased $16,103,885 to $89,208,479 during the three-month period ended March 31, 2010 from $73,104,595 as of year-end 2009, primarily due to the timing of settlements with reinsurers.

As of March 31, 2010, the Company had federal and state income taxes recoverable of $3,908,997 and $3,211,874 respectively.

Results of Operations - Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The Company’s operating results for the three-month period ended March 31, 2010 continued to be adversely affected by broader conditions in the Florida residential insurance market.  The Florida Legislature expanded the reimbursement coverage available from the Florida Hurricane Catastrophe Fund (FHCF) in 2007, and required residential insurers in Florida to reduce rates based upon presumptive cost savings as calculated by the Florida Office of Insurance Regulation (OIR) and later based upon a true-up filing using company-specific data.  In 2007, the Florida Financial Services Commission increased then-existing premium discounts available for homes possessing  certain windstorm loss reduction devices.  We believe these cumulative discounts result in premium reductions that are greater than the estimated reductions in losses.

The Company’s operating results in for the three-month period ended March 31, 2010 were also influenced by legislative enactments relating to claims payments.  Following the 2004 and 2005 hurricane seasons, the Florida legislature required all insurers issuing replacement cost policies to pay the full replacement cost of damaged properties without deducting depreciation whether or not the insureds repaired or replaced the damaged property.  Under prior law, insurers would pay the depreciated amount of the property until insureds commenced repairs or replacement.  The new law has led to an increase in disagreements regarding the scope of damage and has resulted in insureds receiving claim payments irrespective of actually repairing the damage.  Although UPCIC seeks to diligently review claims and promptly pay meritorious amounts, the Company’s operating results may be affected by a claims environment in Florida that produces opportunities for fraudulent or overstated claims.

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

Net income decreased 44.2% to $6,944,248 for the three-month period ended March 31, 2010 from $12,437,830 for the three-month period ended March 31, 2009. The Company’s earnings per diluted share were $0.17 for the 2010 period versus $0.31 in the same period last year.  Even though there was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and increases in gross premiums written and earned during the three-month period ending March 31, 2010, the Company experienced a decrease in net income during this period primarily due to increases in ceded premiums earned and losses and loss adjustment expenses incurred as described below, and the aforementioned other-than-temporary impairment adjustment offset by an increase in realized gains on sales of investments.

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

Realized gains on investments increased 15.8% to $1,287,037 for the three-month period ended March 31, 2010 from $1,111,333 for the three-month period ended March 31, 2009.  The increase is due to the expansion of the Company’s investment portfolio into equity securities and the related sales of certain of these securities.

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

General and administrative expenses increased 35.6% to $10,188,649 for the three-month period ended March 31, 2010 from $7,515,228 for the three-month period ended March 31, 2009. The increase in general and administrative expenses was primarily attributable to lower ceding commissions, a decrease in assessments billed to policyholders, and an increase in commissions on direct premiums.  These increased expenses were partially offset by the increased deferral of policy acquisition costs.

Federal and state income taxes decreased 42.7% to $4,435,314 for the three-month period ended March 31, 2010 from $7,744,078 for the three-month period ended March 31, 2009. Federal and state income taxes were 39.0% of pretax income for the three-month period ended March 31, 2010, and 38.4% for the three-month period ended March 31, 2009. The decrease is primarily due to lower income before income taxes.

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

Cash Flows Used in Investing Activities

For the three month periods ended March 31, 2010 and 2009, cash flows used in investing activities were $24,683,731 and $159,458,568, respectively.  The following table summarizes the activity in investments during the three month period ended March 31, 2010 and 2009:

	Three Month Ended
	March 31, 2010	March 31, 2009

Balance - January 1	$114,797,010	$5,648,775

Purchases of fixed maturities	50,426,894	106,745,347
Purchases of equity securities	35,879,591	64,262,566
Net amort of prem / accretion of discount	(107,000)	(21,520)
Sales of fixed maturities	(25,322,048)	-
Sales of equity securities	(42,335,692)	(9,962,373)
Realized gains on investments	3,746,717	1,111,333
Foreign currency gains on investments	683,733	(17,388)
Unrealized (losses) gains	(2,905,161)	4,136,014
Recognition of OTTI of equity securities	(2,407,680)	-

Balance - March 31	$132,456,364	$171,902,754

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

The Company’s investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis.  Pursuant to this investment policy, as of March 31, 2010, approximately 50% of the investments were in fixed income available for sale securities and 49.9% in equity securities considered available for sale, based upon our estimates of required liquidity.  The Company may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost.  The Company does not use any swaps, options, futures or forward contracts to hedge or enhance the investment portfolio at this time.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the three-month periods ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
Cash and cash equivalents	$18,454	$215,983
Fixed maturities	299,629	127,716
Equity securities	9,990	96,730
Total investment income	328,073	440,429
Less investment expenses	(135,120)	(115,840)

Net investment income	$192,953	$324,589

The following table summarizes, by type, the Company’s investments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Fixed maturities, available for sale, at fair value:
US government and agency obligations	56,889,863	42.9%	41,389,008	36.1%
Foreign obligations	9,478,937	7.2%	-	0.0%
Equity securities, at market	66,087,564	49.9%	73,408,002	63.9%

Total investments	$132,456,364	100.00%	114,797,010	100.00%

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

ITEM 4. CONTROLS AND PROCEDURES

The following is amended to reflect the restatement of the Company’s Condensed Consolidated Financial Statements as discussed further in the “Explanatory Note,” Notes 1, 5 and 15 to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness as of March 31, 2010 as described below.

The Company is restating its Condensed Consolidated Financial Statements for the three-month period ended March 31, 2010.  The Company is issuing this restatement to correct an error in the accounting for an OTTI of an investment security at March 31, 2010 that was sold at a loss after March 31, 2010, but before the Company filed its Form 10-Q for the quarter.  The Audit Committee, in consultation with management, concluded that the impairment of the investment security should have been reflected in the Company’s financial statements for the quarter ended March 31, 2010.  The net effect resulting from the recording of the impairment of the security in the quarter ended March 31, 2010 on net income, accumulated other comprehensive income, diluted earnings per share, and stockholders’ equity is as follows:

●	Net income decreased by $1,362,721
●	Accumulated other comprehensive income increased by $1,478,917
●	Diluted earnings per share decreased by $0.04
●	Stockholders' equity increased by $116,197

Following a review of its controls and processes for recording and monitoring investments in an unrealized loss position, the Company’s management determined that its failure to timely record the impairment in its investment portfolio was a material weakness.  The material weakness resulted in the restatement of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2010.

Remediation Steps

The Company has reviewed its processes and controls for recording and monitoring investments in an unrealized loss position and determined that the error was limited to a discrete set of transactions occurring between March 31, 2010, the end of the Company’s first quarter, and May 10, 2010, the date the Company filed its Quarterly Report on Form 10-Q for the first quarter.  The Company reviewed the sales and purchases of securities in the investment portfolio and determined that there were no other errors in accounting for them.  To address the material weakness, the Company has enhanced its trade reporting system to provide that:

●	finance personnel receive and review duplicate trade confirmations before closing the books at each month end.
●
the “Other-Than-Temporary Impairment Analysis” (“The Watch List”) prepared by the 15th of each month will be available to certain of the Company’s management as well as the Company’s brokerage firms to assist in ascertaining whether and how proposed trading activity may affect the Company’s financial reporting.

●
a “Review of Subsequent Trading Activity” report covering all trading activity since the prior month-end will be reviewed monthly by the Company’s finance personnel to identify trades that may involve securities with impaired values.

●	a designated finance manager will solicit an attestation from the Company’s securities brokers that the Company’s finance department was informed of all trades involving securities on The Watch List.

Management believes that, as of the filing of this Amended Report, the Condensed Consolidated Financial Statements included herein present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.  The Company’s management believes the material weakness is fully remediated.

Changes in Internal Control Over Financial Reporting

None

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: August 9, 2010	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

/s/ George R. DeHeer
George R. DeHeer, Acting Chief Accounting Officer (Principal Accounting Officer)