Form 10-Q
period 2010-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2010-08-10
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,166,033 shares of common stock, par value $0.01 per share, outstanding on August 4, 2010.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of June 30, 2010 and the related condensed consolidated statements of operations for the six-month and three month periods ended June 30, 2010 and 2009 and cash flows for each of the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

August 9, 2010

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

	(Unaudited)
	June 30,	December 31,
ASSETS	2010	2009
Cash and cash equivalents	$262,444,768	$192,924,291
Investments
Fixed maturities available for sale, at fair value	60,447,710	41,389,008
Equity securities available for sale, at fair value	77,477,064	73,408,002
Real estate, net	4,335,589	3,289,893
Prepaid reinsurance premiums	233,086,613	200,294,241
Reinsurance recoverables	63,235,510	91,816,433
Premiums receivable, net	49,351,405	37,363,110
Receivable from securities	14,669,988	6,259,973
Other receivables	2,629,577	5,068,367
Income taxes recoverable	-	3,211,874
Property and equipment, net	1,197,645	1,245,858
Deferred policy acquisition costs, net	14,041,890	9,464,624
Deferred income taxes	12,853,266	11,894,289
Other assets	1,020,164	617,337
Total assets	$796,791,189	$678,247,300

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$128,903,761	$127,197,753
Unearned premiums	355,735,699	278,370,544
Advance premium	20,058,953	17,078,558
Accounts payable	4,822,714	3,172,626
Bank overdraft	22,573,228	20,297,061
Reinsurance payable, net	86,815,057	73,104,595
Income taxes payable	3,786,298	368,968
Dividend payable to shareholder	3,916,724	-
Payable for securities	3,821,527	-
Other accrued expenses	18,855,334	20,750,385
Long-term debt	23,897,059	24,632,353
Total liabilities	673,186,354	564,972,843

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,077	1,087
Authorized shares - 1,000,000
Issued shares - 107,690 and 108,640
Outstanding shares - 107,690 and 108,640
Minimum liquidation preference - $287,240 and $288,190
Common stock, $.01 par value	408,772	402,146
Authorized shares - 55,000,000
Issued shares - 40,877,087 and 40,214,884
Outstanding shares - 39,166,033 and 37,774,765
Treasury shares, at cost - 1,711,054 and 1,809,119 shares	(7,389,416)	(7,948,606)
Common stock held in trust, at cost - 0 and 631,000 shares	-	(511,110)
Additional paid-in capital	37,802,927	36,666,914
Accumulated other comprehensive (loss) income, net of taxes	(403,247)	563,654
Retained earnings	93,184,722	84,100,372
Total stockholders' equity	123,604,835	113,274,457
Total liabilities and stockholders' equity	$796,791,189	$678,247,300

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Six		For the Three
	Months Ended June 30,		Months Ended June 30,
	2010	2009	2010	2009
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$ 368,119,332	$ 301,984,289	$208,019,687	$156,772,144
Ceded premiums written	(248,872,199)	(224,366,164)	(121,304,233)	(128,638,307)
Net premiums written	119,247,133	77,618,125	86,715,454	28,133,837
(Increase) decrease in net unearned premium	(44,572,783)	(2,483,735)	(45,354,667)	9,242,901
Premiums earned, net	74,674,350	75,134,390	41,360,787	37,376,738
Net investment income	310,571	798,482	117,619	461,774
Realized gains on investments	8,152,024	1,452,609	4,457,307	341,276
Foreign currency transaction gains	809,050	72,316	124,803	84,435
Other-than-temporary impairment of investments	(2,407,680)	-	-	-
Commission revenue	17,521,299	15,307,618	8,783,428	7,862,769
Other revenue	2,020,332	2,901,730	1,016,078	1,422,353

Total premiums earned and other revenues	101,079,946	95,667,145	55,860,022	47,549,345

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	48,486,605	44,926,823	24,834,893	24,506,159
General and administrative expenses	23,577,980	18,114,424	13,389,331	10,599,196

Total operating costs and expenses	72,064,585	63,041,247	38,224,224	35,105,355

INCOME BEFORE INCOME TAXES	29,015,361	32,625,898	17,635,798	12,443,990

Income taxes, current	11,656,144	8,949,654	8,171,931	367,037
Income taxes, deferred	(351,761)	3,599,856	(1,302,863)	4,438,395
Income taxes, net	11,304,383	12,549,510	6,869,068	4,805,432

NET INCOME	$ 17,710,978	$ 20,076,388	$10,766,730	$ 7,638,558

Basic net income per common share	$ 0.45	$ 0.53	$0.27	$ 0.20
Weighted average of common shares
outstanding - Basic	$ 39,028,976	$ 37,589,412	$39,167,241	$ 37,617,174

Fully diluted net income per share	$ 0.44	$ 0.50	$0.27	$ 0.19
Weighted average of common shares
outstanding - Diluted	$ 40,440,773	$ 40,225,815	$40,445,975	$ 40,529,702

Cash dividend declared per common share	$ 0.22	$ 0.34	$0.10	$ 0.12

	For the Six		For the Three
	Months Ended June 30,		Months Ended June 30,
	2010	2009	2010	2009
Comprehensive Income:
Net income	$ 17,710,978	$ 20,076,388	$10,766,730	$ 7,638,558
Change in net unrealized (losses) gains on investments, net of tax	(966,901)	8,228,976	790,675	5,672,835

Comprehensive Income	$ 16,744,077	$ 28,305,364	$11,557,405	$ 13,311,393

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)
	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stock Held in Trust	Treasury Stock	Total Stockholders' Equity
Balance,
December 31, 2009	40,214,884	108,640	$402,146	$1,087	$36,666,914	$84,100,372	$563,654	$(511,110)	(7,948,606)	113,274,457

Issuance of common shares	1,900,206		19,002		1,858,078				(4,715,261)	(2,838,181)
Preferred stock
conversion	1,187	(950)	12	(10)	(2)					-

Release of shares
from SGT					939,900			511,110	(2,328,859)	(877,849)

Retirement of treasury shares	(1,239,190)		(12,388)		(7,591,863)				7,603,310	(941)

Stock compensation
plans					1,453,006					1,453,006

Net income						17,710,978				17,710,978

Excess tax benefits from stock-based compensation					4,020,789					4,020,789

Amortization of deferredcompensation					456,105					456,105

Declaration of dividends						(8,626,628)				(8,626,628)

Change in net unrealized loss on invest., net of tax effect of $(607,216)							(966,901)			(966,901)

Balance,
June 30, 2010	40,877,087	107,690	$408,772	$1,077	$37,802,927	$93,184,722	$(403,247)	$-	$(7,389,416)	$123,604,835

	For the Six Months Ended June 30, 2009
Balance,
December 31, 2008	40,158,019	138,640	$401,578	$1,387	$33,587,414	$75,654,070	$24,834	$(733,860)	$(7,381,768)	$101,553,655

Preferred stock
conversion	75,000	(30,000)	750	(300)	(450)					-

Stock compensation
plans					1,306,591					1,306,591

Net income						20,076,388				20,076,388

Amortization of deferred
compensation					325,989					325,989

Declaration of dividends						(12,799,814)				(12,799,814)

Change in net unrealized gains on invest., net of tax effect of $1,595,467							8,228,976			8,228,976

Balance,
June 30, 2009	40,233,019	108,640	$402,328	$1,087	$35,219,544	$82,930,644	$8,253,810	$(733,860)	$(7,381,768)	$118,691,785

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income	$17,710,978	$20,076,388
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	629,816	788,142
Depreciation	298,025	213,576
Amortization of cost of stock options	1,453,006	1,306,591
Amortization of restricted stock grants	456,105	325,989
Realized gains on investments	(8,152,024)	(1,452,609)
Foreign currency gains on investments	(842,375)	(72,316)
Other-than-temporary impairment of investments	2,407,680	-
Amortization of premium / accretion of discount, net	271,010	109,204
Deferred income taxes	8,827	3,599,856
Other	(15,035)	130,119
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(32,792,372)	(37,102,247)
Reinsurance recoverables	28,580,923	(3,867,369)
Premiums receivable, net	(12,618,111)	(9,665,210)
Accrued investment income	(80,003)	(702,324)
Other receivables	2,518,613	178,739
Income taxes recoverable	3,211,876	(5,176,904)
Deferred policy acquisition costs, net	(4,577,266)	(8,034,104)
Other assets	(425,268)	(144,759)
Unpaid losses and loss adjustment expenses	1,706,008	8,519,272
Unearned premiums	77,365,154	39,585,983
Advance premium	2,980,395	3,966,539
Accounts payable	1,650,088	1,133,449
Reinsurance payable	13,710,463	88,357,868
Income taxes payable	3,417,329	-
Other accrued expenses	(1,895,051)	2,128,973
Net cash provided by operating activities	96,978,791	104,202,846
Cash flows from investing activities:
Proceeds from sale of property	15,108	-
Purchase of real estate	(1,016,921)	-
Building improvements	(93,955)	-
Purchases of fixed maturities	(129,140,469)	(126,035,995)
Proceeds from sales of fixed maturities	116,237,712	4,244,851
Purchases of equity securities, available for sale	(80,730,225)	(78,530,195)
Proceeds from sales of equity securities, available for sale	70,680,944	11,005,564
Capital expenditures and building improvements	(184,706)	(369,700)
Net cash used in investing activities	(24,232,512)	(189,685,475)
Cash flows from financing activities:
Bank overdraft	2,276,167	4,947,120
Preferred stock dividend	(9,975)	(17,475)
Common stock dividend	(4,699,926)	(8,268,278)
Issuance of common stock	7,000	-
Treasury shares on option exercise	(3,723,972)	-
Excess tax benefits from stock-based compensation	3,660,198	-
Repayments of loans payable	(735,294)	-
Net cash used in in financing activities	(3,225,802)	(3,338,633)

Net increase (decrease) in cash and cash equivalents	69,520,477	(88,821,262)
Cash and cash equivalents at beginning of period	192,924,291	256,964,637
Cash and cash equivalents at end of period	$262,444,768	$168,143,375

Non cash items:
Dividends accrued	$3,916,724	$4,514,061
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

1.         Nature of Operations and Basis of Presentation

Restatement of Condensed Consolidated Financial Statements – March 31, 2010

Subsequent to filing its Quarterly Report on Form 10-Q on May 10, 2010, for the quarter ended March 31, 2010, the Company determined that its investment in common stock of Direxion Daily Large Cap Bear 3X Shares (ticker symbol “BGZ”) that was in an unrealized loss position at the end of the Company’s first quarter should have been recorded as an Other-Than-Temporary Impairment (“OTTI”) as a result of a subsequent sale of a portion of the investment, resulting in a loss. Therefore, the Company recorded an OTTI charge of $2,407,680 and restated its financial statements on Form 10-Q/A for the quarter ended March 31, 2010.

The following presents the adjustments included in the amended statements of the three-month period ended March 31, 2010.

	As Reported 3/31/2010	Adjustment	As Restated 3/31/2010
Net Income	$8,306,969	$(1,362,721)	$6,944,248
Accumulated other comprehensive (loss)	(2,672,839)	1,478,917	(1,193,922)
Stockholders' equity	114,645,997	116,197	114,762,194

The Company’s results for the second quarter reported herein are inclusive of the Company’s restatement of its Condensed Consolidated Financial Statements for the three-month period ended March 31, 2010, as filed in the Company’s Form 10-Q/A for the quarter ended March 31, 2010.

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

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Universal Insurance Holdings, Inc. and its subsidiaries.  We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes for the year ended December 31, 2009.  The condensed consolidated balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP.  Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted.

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

The company performed evaluations of its investments classified as available for sale and has determined it held no securities for which impairment is other-than-temporary as of June 30, 2010.

Fair Market Value of Financial Instruments.   The Company’s long-term debt was held at a carrying value of $23,897,059 and $24,632,353 as of June 30, 2010 and December 31, 2009, respectively.  The fair value of long-term debt as of June 30, 2010 was estimated based on discounted cash flows utilizing interest rates currently offered for similar products and was determined to be $17,066,879 and $18,299,889 as of June 30, 2010 and December 31, 2009, respectively.

Concentrations of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, premiums receivable and reinsurance recoverables.

In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly evaluates the financial strength of all reinsurers used. UPCIC’s largest reinsurer, Everest Reinsurance Company, has the following ratings from each of the rating agencies:  A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc.  As of June 30, 2010 and December 31, 2009, UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus:

	As of June 30,	As of December 31
Reinsurer	2010	2009
Everest Reinsurance Company	$229,629,621	$208,129,753
Florida Hurricane Catastrophe Fund	-	24,888,534

Total	$229,629,621	$233,018,287

As of June 30, 2010 and December 31, 2009, UPCIC did not have any unsecured recoverables from unauthorized reinsurers exceeding 3% of UPCIC’s statutory surplus.

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

3.         Insurance Operations

Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled.  UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term.  At June 30, 2010, UPCIC serviced approximately 566,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $355,735,699 and in-force premiums of approximately $633,800,000.  At December 31, 2009, UPCIC serviced 541,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $278,370,544 and in-force premiums of approximately $567,100,000.

The wind mitigation discounts mandated by the Florida legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant effect on UPCIC’s premium.  The following table reflects the effect of wind mitigation credits received by UPCIC policyholders:

Wind Mitigation Credits
		Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,284,697	$487,866,319	1.3%
12/31/2007	11.8%	$31,951,623	$500,136,287	6.0%
3/31/2008	16.9%	$52,398,215	$501,523,343	9.5%
6/30/2008	21.3%	$74,185,924	$508,411,721	12.7%
9/30/2008	27.3%	$97,802,322	$515,560,249	16.0%
12/31/2008	31.1%	$123,524,911	$514,011,138	19.4%
3/31/2009	36.3%	$158,229,542	$530,029,572	23.0%
6/30/2009	40.4%	$188,053,342	$544,646,437	25.7%
9/30/2009	43.0%	$210,291,783	$554,378,761	27.5%
12/31/2009	45.2%	$219,974,130	$556,577,449	28.3%
3/31/2010	47.8%	$235,717,892	$569,870,173	29.3%
6/30/2010	50.9%	$281,386,124	$620,276,858	31.2%

4.           Reinsurance

On May 31 2010, UPCIC and Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“the T25”) mutually agreed to a Commutation and Settlement Agreement related to the Underlying Property Catastrophe Excess of Loss Reinsurance Contract effective March 23, 2010.  A replacement contract was entered into between the parties on June 1, 2010 as part of UPCIC’s reinsurance program in effect for the period June 1, 2010, through May 31, 2011.  In conjunction with the commutation and entering into a new contract, the Company contributed additional capital to T25 due to the increased reinsurance coverage and collateral requirements of the replacement contract, effective June 1, 2010.  The Company is the account owner of T25 under Bermuda law, and the reinsurance transactions between T25 and UPCIC are eliminated in consolidation.

UPCIC’s in-force policyholder coverage for windstorm exposures as of June 30, 2010 was approximately $123 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

2010 Reinsurance Program

Quota Share

Effective June 1, 2010, UPCIC entered into a quota share reinsurance contract with Everest Re. Everest Re has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc.  Under the quota share contract, through May 31, 2011, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk with a ceding commission equal to 25% of ceded gross written premiums. In addition, the quota share contract has a limitation for any one occurrence of 56% of Gross Premiums Earned, not to exceed $160,000,000 (of which UPCIC's net liability on the first $160,000,000 of losses in a first event scenario is $22,500,000, in a second event scenario is $13,150,000 and in a third event scenario is $15,000,000) and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services ("PCS") office of 140% of Gross Premiums Earned, not to exceed $400,000,000.

Excess Per Risk

Effective June 1, 2010 through May 31, 2011, UPCIC entered into a multiple line excess per risk contract with various reinsurers. Under the multiple line excess per risk contract, UPCIC obtained coverage of $1,400,000 in excess of $600,000 ultimate net loss for each risk and each property loss, and $1,000,000 in excess of $300,000 for each casualty loss. A $7,000,000 aggregate limit applies to the term of the contract.

Effective June 1, 2010 through May 31, 2011, UPCIC entered into a property per risk excess contract covering ex-wind only policies. Under the property per risk excess contract, UPCIC obtained coverage of $400,000 in excess of $200,000 for each property loss. A $2,000,000 aggregate limit applies to the term of the contract.

The total cost of the Company's multiple line excess reinsurance program effective June 1, 2010 through May 31, 2011 is $3,500,000 of which the Company's cost is 50%, or $1,750,000, and the quota share reinsurers' cost is the remaining 50%. The total cost of the Company's property per risk reinsurance program effective June 1, 2009 through May 31, 2010 is $475,000.

Excess Catastrophe

Effective June 1, 2010 through May 31, 2011, under excess catastrophe contracts, UPCIC obtained catastrophe coverage of $660,500,000 in excess of $160,000,000 covering certain loss occurrences including hurricanes. The coverage of $660,500,000 in excess of $160,000,000 has a second full limit available to UPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable.

Effective June 1, 2010 through May 31, 2011, UPCIC purchased reinstatement premium protection which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $310,500,000 (part of $660,500,000) in excess of $160,000,000.

Effective June 1, 2010 through May 31, 2011, under an underlying excess catastrophe contract, UPCIC obtained catastrophe coverage of 50% of $105,000,000 in excess of $55,000,000 covering certain loss occurrences including hurricanes. UPCIC entered into this contract with a segregated account that was established by a third-party reinsurer in accordance with Bermuda law.  The Company has secured the obligations of the segregated account by contributing the amount of the segregated account’s liability for losses, net of UPCIC’s required premium payments, to a trust account.

Effective June 1, 2010 through May 31, 2011, under an excess catastrophe contract specifically covering risks located in North Carolina and South Carolina, UPCIC obtained catastrophe coverage of 50% of $40,000,000 in excess of $10,000,000 covering certain loss occurrences including hurricanes. The coverage of 50% of $40,000,000 in excess of $10,000,000 has a second full limit available to UPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable.  The cost of UPCIC’s excess catastrophe contract specifically covering risks located in North Carolina and South Carolina is $2,025,000.

Effective June 1, 2010 through May 31, 2011, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC's net retention through three catastrophe events including hurricanes, as follows:
	2ndEvent	3rdEvent
Coverage	$123,700,000 in excess of $36,300,000 each loss occurrence subject to an otherwise recoverable amount of $123,700,000 (placed 50%)	$130,000,000 in excess of $30,000,000 each loss occurrence subject to an otherwise recoverable amount of $260,000,000 (placed 100%)
Deposit premium (100%)	$22,266,000	$9,100,000
Minimum premium (100%)	$17,812,800	$7,280,000
Premium rate -% of total insured value	0.020088%	0.00821%

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (“SBA”). Under the reimbursement agreement, the FHCF would reimburse UPCIC, for each loss occurrence during the contract year, for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses, subject to an aggregate contract limit. A covered event means any one storm declared to be a hurricane by the

National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades.  For the contract year June 1, 2010 to May 31, 2011, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF.  UPCIC’s initial estimate of its traditional FHCF coverage is 90% of $985,000,000 in excess of $372,000,000.  The estimated premium for this coverage is $60,104,422.  The final amount of UPCIC’s traditional FHCF coverage for the contract year will be determined by the FHCF based upon UPCIC’s exposures in-force as of June 30, 2010, as reported by UPCIC to the FHCF by September 1, 2010.

Also at June 1, 2010, the FHCF made available, and UPCIC obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive (“ICBUI”) Program offered by the FHCF, such as UPCIC.  This particular layer of coverage at June 1, 2010 is $10,000,000 in excess of $26,300,000.  The premium for this coverage is $5,000,000.

On May 28, 2010, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly.  The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2010 - 2011 contract year is projected to be $25.461 billion over the 12-month period following the estimate.  The SBA also referred to its report entitled, “May 2010 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity.  The Report estimated that the FHCF’s minimum 12-month loss reimbursement capacity is $12 billion and its maximum 12-month loss reimbursement capacity is $26 billion. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for the 2010 - 2011 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity. the aggregate cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.

The total cost of UPCIC's multiple line excess and property per risk reinsurance program effective June 1, 2010 through May 31, 2011 is $3,975,000 of which UPCIC's cost is $2,225,000, and the quota share reinsurers cost is the remaining $1,750,000.  The cost of UPCIC’s underlying excess catastrophe contract is $42,000,000, subject to a potential return premium of up to $31,458,000. The total cost of UPCIC's private catastrophe reinsurance program effective June 1, 2010 through May 31, 2011 is $134,538,000 of which UPCIC's cost is 50%, or $67,269,000, and the quota share reinsurers cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above, the cost of which is $16,210,064. UPCIC’s cost of the subsequent catastrophe event excess of loss reinsurance is $15,683,000. The estimated premium that UPCIC plans to cede to the FHCF for the 2010 hurricane season is $60,104,422 of which UPCIC's cost is 50%, or $30,052,211, and the quota share reinsurers' cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the ICBUI Program offered by theFHCF, the premium for which is $5,000,000 of which UPCIC's cost is 50%, or $2,500,000, and the quota share reinsurers' cost is the remaining 50%. The Company is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program which could have a material adverse effect on the Company's business, financial condition and results of operations.  UPCIC’s private market reinsurance costs are subject to increases or decreases if changes in its earned premiums or the total insured value under its in-force policies as of August 31, 2010, are outside of ranges specified in certain of its reinsurance contracts.

Effective June 1, 2010 through December 31, 2010, the Company obtained $60,000,000 of coverage via a catastrophe risk-linked transaction contract in the event UPCIC’s catastrophe coverage is exhausted. The total cost of the Company’s risk-linked transaction contract is $8,250,000.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations. UPCIC estimates based upon its in-force exposures as of June 30, 2010, that it had coverage to approximately the 106-year Probable Maximum Loss (PML), modeled using AIR CLASIC/2 v.11.0, long term, without demand surge and without loss amplification.  PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 106-year PML represents a 0.943% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers on an automatic basis under reinsurance contracts.  The reinsurance arrangements are intended to provide UPCIC with the ability to limit its exposure to losses within its capital resources.  Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance.  UPCIC submits the reinsurance program for regulatory review to the Florida Office of Insurance Regulation (“OIR”).

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated Statements of Operations:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009

	Premiums	Premiums	Loss and Loss	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment	Written	Earned	Adjustment
			Expenses			Expenses
Direct	$368,119,332	$290,754,177	$97,025,344	$301,984,289	$262,398,307	$90,929,142
Ceded	(248,872,199)	(216,079,827)	(48,538,739)	(224,366,164)	(187,263,917)	(46,002,319)

Net	$119,247,133	$74,674,350	$48,486,605	$77,618,125	$75,134,390	$44,926,823

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009

	Premiums	Premiums	Loss and Loss	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment	Written	Earned	Adjustment
			Expenses			Expenses
Direct	$208,019,687	$150,600,999	$50,345,476	$156,772,144	$134,106,112	$49,604,750
Ceded	(121,304,233)	(109,240,212)	(25,510,583)	(128,638,307)	(96,729,374)	(25,098,591)

Net	$86,715,454	$41,360,787	$24,834,893	$28,133,837	$37,376,738	$24,506,159

Other Amounts:

Prepaid reinsurance premiums and reinsurance recoverables as of June 30, 2010 and December 31, 2009 were as follows:

	As of June 30,	As of December 31,
	2010	2009

Prepaid reinsurance premiums	$233,086,613	$200,294,241

Reinsurance recoverable on unpaid losses and LAE	$63,451,074	$62,900,913
Reinsurance recoverable on paid losses	(215,564)	28,915,520
Reinsurance recoverables	$63,235,510	$91,816,433

The Company has determined that a right of offset exists between UPCIC and its reinsurers, under its quota share reinsurance treaties.  Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as follows:

	As of June 30,	As of December 31,
	2010	2009
Reinsurance payable, net of ceding commissions
due from reinsurers	$124,157,228	$105,536,847
Inuring premiums receivable	(37,342,171)	(32,432,252)

Reinsurance payable, net	$86,815,057	$73,104,595

5.           Investments

Major sources of net investment income, are summarized as follows:

	For the Six Months Ended June 30,
	2010	2009
Cash and cash equivalents	$51,330	$231,859
Fixed maturities	545,938	700,984
Equity securities	19,863	187,116
Total investment income	617,131	1,119,959
Less investment expenses	(306,560)	(321,477)

Net investment income	$310,571	$798,482

As of June 30, 2010 and December 31, 2009, the Company’s investments consisted of cash and cash equivalents, and investments with carrying values of $400,369,542 and $307,721,301, respectively.

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

Cash and cash equivalents consisted of checking, repurchase and money market accounts with carrying values of $262,444,768 and $192,924,291 as of June 30, 2010 and December 31, 2009, respectively, held at the following financial institutions:

	As of June 30, 2010
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	$-	$71,458,546	$71,458,546	27.2%
Evergreen Investment Management
Company, L.L.C.	-	2,909	2,909	0.0%
SunTrust Bank	731,637	-	731,637	0.3%
SunTrust Bank Institutional
Asset Services	-	157,883,410	157,883,410	60.2%
Wachovia Bank, N.A.	257,478		257,478	0.1%
Bank of New York Trust Fund	-	11,340,087	11,340,087	4.3%
Deutsche Bank Alex Brown	20,335,762	-	20,335,762	7.7%
All Other Banking Institutions	434,939	-	434,939	0.2%
	$21,759,816	$240,684,952	$262,444,768	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

	As of December 31, 2009
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	$-	$71,977,371	$71,977,371	37.3%
Evergreen Investment Management	-	26,909	26,909	0.0%
Company, L.L.C.
SunTrust Bank	1,063,785	-	1,063,785	0.5%
SunTrust Bank Institutional
Asset Services	-	102,257,833	102,257,833	53.0%
Wachovia Bank, N.A.	489,051	-	489,051	0.3%
Bank of New York Trust Fund	-	16,515,181	16,515,181	8.6%
All Other Banking Institutions	594,161	-	594,161	0.3%
	$2,146,997	$190,777,294	$192,924,291	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

The Company's investments are classified as available for sale.  Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, namely Other Comprehensive Income.

The following table shows the realized gains and losses for fixed maturities and equity securities, net of OTTI of investments, for the six month and three-month periods ended June 30, 2010.  There were $9,090,220 and $4,919,795 of realized gains and $3,345,875 and $462,488 of realized losses for the six month and three-month periods ended June 30, 2010, respectively.

	For the Six Months Ended		For the Three Months Ended
	June 30, 2010		June 30, 2010
	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
Fixed maturities, available for sale	$1,896,101	$91,064,319	$1,835,359	$85,102,515
Equity securities	7,194,119	69,127,155	3,084,436	32,640,707
Total Realized Gains	$9,090,220	$160,191,474	$4,919,795	$117,743,222

Fixed maturities, available for sale	$(283,994)	$25,173,393	$(84,414)	$5,813,149
Equity securities	(3,009,881)	9,963,804	(378,074)	4,114,560
Other Investments	(52,000)	-
Total Realized Losses	$(3,345,875)	$35,137,197	$(462,488)	$9,927,709

Net realized gains on investments/Total Fair Value at Sale	$5,744,345	$195,328,671	$4,457,307	$127,670,931

A summary of the amortized cost (fixed maturities), cost (equity securities), estimated fair value, gross unrealized gains, and gross unrealized losses of fixed maturities and equity securities at June 30, 2010 and December 31, 2009 follows. The company’s foreign obligations consist of government bonds of Norway and Switzerland.

	June 30, 2010
	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - available for sale:
US government and agency obligations	$49,536,007	$582,830	$(7,022)	$50,111,815
Foreign obligations	10,961,595	5,767	(631,467)	10,335,895
Total fixed maturities - available for sale	$60,497,602	$588,597	$(638,489)	$60,447,710

Equity securities:
Commodities
Common Stock	$78,066,419	$3,413,169	$(4,002,524)	$77,477,064
Total equity securities	$78,066,419	$3,413,169	$(4,002,524)	$77,477,064

	December 31, 2009
	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities - available for sale:
US government and agency obligations	$42,296,727	$37,623	$(945,342)	$41,389,008
Total fixed maturities - available for sale	$42,296,727	$37,623	$(945,342)	$41,389,008

Equity securities:
Common Stock	$71,536,033	$4,278,432	$(2,406,463)	$73,408,002
Total equity securities	$71,536,033	$4,278,432	$(2,406,463)	$73,408,002

The table below reflects the Company’s unrealized investment losses by investment class, aged for length of time in an unrealized loss position as of June 30, 2010.

	Unrealized Investment Losses
	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Fixed maturities, available for sale:
US government and agency obligations	1	$3,098,658	$7,022	-	$-	$-
Foreign obligations	6	5,274,630	631,467	-	-	-

Total fixed maturities, available for sale	7	$8,373,288	$638,489	-	$-	$-

Equity securities:
Common stocks	51	$41,092,774	$4,002,524	-	$-	$-
Total equity securities	53	$41,092,774	$4,002,524	-	$-	$-

Unrealized losses on fixed maturities, available for sale, are principally related to rising interest rates and changes in credit spreads.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As previously described, the Company recorded an OTTI charge of $2,407,680 and restated its financial statements on Form 10-Q/A for the quarter ended March 31, 2010.  A portion of the security for which the OTTI adjustment was recorded at March 31, 2010 was sold during the quarter ended June 30, 2010 at a realized loss.  The estimated fair value of the portion of this security that remained in the Company’s investment portfolio as of June 30, 2010 increased from its cost, adjusted for OTTI. The increase in fair value in excess of cost, adjusted for OTTI, was recorded to Other Comprehensive Income during the second quarter.

The Company performed an evaluation of its investment portfolio at June 30, 2010 and concluded that it held no securities for which an OTTI adjustment was warranted.

Below is a summary of fixed maturities at June 30, 2010 and December 31, 2009 by contractual or expected periods.

Available-for-Sale	June 30, 2010		December 31, 2009
Contractual or Expected Period:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,190,254	$3,886,762	$-	$-
Due after one year through five years	16,140,691	15,883,442	176,350	180,901
Due after five years through ten years	37,060,977	37,578,848	2,909,446	2,942,497
Due after ten years	3,105,680	3,098,658	39,210,931	38,265,610

Total	$60,497,602	$60,447,710	$42,296,727	$41,389,008

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 16 – Fair Value Disclosure.

6.           Loans Payable and Long-Term Debt

Surplus Note

In 2006, UPCIC entered into a $25.0 million surplus note with the SBA under the ICBUI Program which was implemented by the Florida legislature to encourage insurance companies to write additional residential insurance coverage in Florida.  The SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The $25.0 million is invested in a U.S. treasury money market account.

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

As of June 30, 2010 and December 31, 2009, the balances due under the surplus note are shown in the Company’s condensed consolidated Balance Sheets as Long-Term Debt with carrying values of $23,897,059 and $24,632,353, respectively.

Repayments of principal are estimated to be as follows as of June 30, 2010:

2010	367,647
2011	1,470,588
2012	1,470,588
2013	1,470,588
2014	1,470,588
Thereafter	17,647,060
Total	$23,897,059

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

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio.  Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified.  As of June 30, 2010, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

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

Interest Expense

Interest expense, comprised primarily of interest on the surplus note, was $503,749 and $337,537, respectively, for the six month periods ended June 30, 2010 and 2009 and $256,274 and $197,759 respectively,  for the three-month periods ended June 30, 2010 and 2009.

7.      Regulatory Requirements and Restrictions

UPCIC is subject to comprehensive regulation by the OIR. The Florida Insurance Code (the “Code”) requires that UPCIC maintain minimum statutory surplus of the greater of 10% of its total liabilities or $4,000,000.  UPCIC is also required to adhere to prescribed premium-to-surplus ratios under the Code and to maintain approved securities on deposit with the state of Florida.  UPCIC’s statutory surplus as of June 30, 2010 is $106,714,632, which satisfies the minimum statutory surplus required under the Code.

The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. During the six-month periods ended June 30, 2010 and 2009, UPCIC did not pay dividends to the Company.

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

8.           Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the six-month periods ended June 30, 2010 and 2009, the Company expensed claims adjusting fees of $240,000 and $200,000, respectively, to Downes and Associates.

During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217,169 and $162,876, respectively. These amounts were repaid to the Company during February 2010.

9.	Income Tax Provision

Deferred income taxes as of June 30, 2010 and December 31, 2009 represent the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effects of temporary differences are as follows:

	As of June 30,	As of December 31,
	2010	2009
Deferred income tax assets:
Unearned premiums	$9,462,377	$6,023,587
Advanced premiums	1,155,654	1,266,152
Unpaid losses	1,869,068	1,836,061
Regulatory assessments	910,001	1,605,884
Executive compensation	-	181,992
Shareholder compensation	427,892	327,553
Stock option expense	3,214,001	3,037,961
Accrued wages	302,372	423,190
Allowance for uncollectible receivables	336,276	1,042,228
Additional tax basis of securities	153,220	140,878
Restricted stock grant	185,824	9,882
Net unrealized losses on investments	253,240	-
Other	-	3,876

Total deferred income tax assets	18,269,925	15,899,244

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(5,416,659)	(3,650,979)
Net unrealized gains on investments	-	(353,976)

Total deferred income tax liabilities	(5,416,659)	(4,004,955)

Net deferred income tax asset	$12,853,266	$11,894,289

A valuation allowance is deemed unnecessary as of June 30, 2010 and December 31, 2009, respectively because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

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

10.           Stockholders’ Equity

Cumulative Preferred Stock

During the six month period ended June 30, 2010, preferred stockholders converted 950 shares of Series M Preferred Stock into 1,187 shares of Common Stock. During the six month period ended June 30, 2009, preferred stockholders converted 30,000 shares of Series A Preferred Stock into 75,000 shares of Common Stock. As of June 30, 2010 the Company had 19,950 and 87,740 shares of issued and outstanding Series A and Series M Preferred Stock, respectively.

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

Stock Options

Summaries of the option activity for the six month periods ended June 30, 2010 and 2009 are presented below:

					Aggregate
		Option Price per Share			Intrinsic

	Number of Shares	Low	High	Weighted Avg.	Value

Outstanding January 1, 2010	6,345,000	$0.50	$6.50	$3.21	$17,888,900
Granted	1,620,000	$4.87	$5.84	$5.08
Exercised	(2,230,000)	$0.70	$3.90	$1.49	$10,423,300
Expired	-	$-	$-	$-
Outstanding June 30, 2010	5,735,000	$0.50	$6.50	$4.40	$3,825,700

Outstanding January 1, 2009	6,650,000	$0.50	$6.50	$3.15	$3,795,250
Granted	-	$-	$-	$-
Exercised	-	$-	$-	$-
Expired	-	$-	$-	$-
Outstanding June 30, 2009	6,650,000	$0.50	$6.50	$3.15	$14,766,500

On February 2, 2010, the Company granted non-qualified stock options for an aggregate 350,000 shares of Common Stock to Sean P. Downes, the Company’s Chief Operating Officer and Senior Vice President in consideration for services rendered pursuant to terms of an employment agreement and to provide to Mr. Downes with a continued incentive to share in the success of the Company.  The options have an exercise price of $5.84 and expire on February 2, 2015.

On May 19, 2010, the Company granted options to purchase an aggregate of 1,270,000 shares of common stock to the Company's directors (180,000 shares), executive officers (775,000 shares) and management (315,000 shares) of which 50% of the options vested immediately and 50% are expected to vest on May 19, 2011.  The options have an exercise price of $4.87 per share and expire on May 19, 2015. The options granted to Bradley I. Meier, the Company's President and Chief Executive and to Sean P. Downes, the Company's Chief Operating Officer and Senior Vice President, are only exercisable on such date or dates as the fair market value, as defined in 2009 Omnibus Incentive Plan, of the Company's common stock is and has been at least one-hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

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

Of the 2,230,000 aggregate number of options exercised during the six-month period ended June 30, 2010, options to purchase 10,000 shares of Common Stock were settled in cash and 2,220,000 were cashless exercises in which the Company retained treasury shares as settlement of the optionees’ cost of exercise and required payroll taxes.

As of June 30, 2010, there were 5,735,000 options outstanding with an aggregate intrinsic value of $3,825,700 and a weighted average remaining contractual life of 3.06 years.  Of the total number of options outstanding, 4,760,000 options are fully vested and exercisable.

As of June 30, 2009, there were 6,650,000 options outstanding with an aggregate intrinsic value of $14,766,500 and a weighted average remaining contractual life of 2.59 years.  Of the total number of options outstanding, 4,330,000 options were fully vested and exercisable.

Common Stock

As of June 30, 2010, the Company had 40,877,087 shares of issued Common Stock consisting of 1,711,054 treasury shares, and 39,166,033 shares outstanding.

The following table summarizes the activity relating to shares of the Company’s Common Stock during the six-month period ended June 30, 2010:

	Issued Shares	Treasury Shares	Shares Held in Trust	Outstanding Shares

Balance, January 1, 2010	40,214,883	(1,809,118)	(631,000)	37,774,765
Issued Shares	2,394	-	-	2,394
Options exercised	1,599,000	-	631,000	2,230,000
Shares applied to exercise price and payroll taxes:
Shares held in trust	-	(1,141,126)	-	(1,141,126)
Shares cancelled	(1,239,190)	1,239,190	-	-
Restricted stock grant	300,000	-	-	300,000

Balance, June 30, 2010	40,877,087	(1,711,054)	-	39,166,033

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

The Company did not grant any shares of restricted stock during the three-month period ended June 30, 2010.

Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE Amex, and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Income Tax Benefit

The Company realized actual income tax benefits from the tax deductible expense relating to the exercise of stock options and the vesting of restricted stock totaling $4,020,789, and $0 during the six-month periods ended June 30, 2010 and 2009, respectively.

Dividends Declared

During the six-month periods ended June 30, 2010 and 2009, the Company declared dividends on its outstanding shares of Common Stock to its shareholders of record as follows:

	For the six-month period ended		For the six-month period ended
	June 30, 2010		June 30, 2009
	Per Share	Aggregate	Per Share	Aggregate
	Amount	Amount	Amount	Amount
First Quarter	$0.12	$4,699,926	$0.22	$8,268,278
Second Quarter	$0.10	$3,916,724	$0.12	$4,516,461

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the six-month and three-month periods ended June 30, 2010 and 2009.

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$17,710,978			$20,076,388
Less: preferred stocks dividends	(9,975)			(17,475)
Income available to common stockholders	$17,701,003	39,028,976	$0.45	$20,058,913	37,589,412	$0.53

Effect of dilutive securities:

Stock options and warrants	-	1,251,676	(0.01)	-	2,447,903	(0.03)
Preferred stock	9,975	160,121	0.00	17,475	188,500	0.00
Income available to common stockholders and assumed conversion	$17,710,978	40,440,773	$0.44	$20,076,388	40,225,815	$0.50

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$10,766,730			$7,638,558
Less: preferred stocks dividends	(4,988)			(6,821)
Income available to common stockholders	$10,761,742	39,167,241	$0.27	$7,631,737	37,617,174	$0.20

Effect of dilutive securities:
Stock options and warrants	0	1,119,184	-	-	2,751,790	(0.01)
Preferred stock	4,988	159,550	-	6,821	160,738	-
Income available to common stockholders and assumed conversion	$10,766,730	40,445,975	$0.27	$7,638,558	40,529,702	$0.19

14.           Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the six-month periods ended June 30, 2010 and 2009 are as follows:

	For the Six Months			For the Six Months
	Ended June 30, 2010			Ended June 30, 2009
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized (losses) gains, on investments,
net, arising during the periods	$4,979,278	$(1,920,756)	$3,058,522	$14,975,697	$(5,810,036)	$9,165,661
Less: reclassification adjustments of
realized gains on investments	8,152,024	(3,144,643)	5,007,381	1,452,609	(560,344)	892,265
Plus: Other-than-temporary impairment
of investments	(2,407,680)	928,763	(1,478,917)	-	-	-
Less: reclassification adjustments of
foreign currency gains on investments	809,050	(312,091)	496,959	72,316	(27,896)	44,420

Change in net unrealized gains
on investments	(1,574,116)	607,215	(966,901)	13,450,772	(5,221,796)	8,228,976

Other comprehensive (loss) income	$(1,574,116)	$607,215	$(966,901)	$13,450,772	$(5,221,796)	$8,228,976

	For the Three Months			For the Three Months
	Ended June 30, 2010			Ended June 30, 2009
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized (losses) gains, on investments,
net, arising during the periods	$5,869,330	$(2,264,094)	$3,605,236	$9,740,470	$(3,806,142)	$5,934,328
Less: reclassification adjustments of
realized gains on investments	4,457,307	(1,719,406)	2,737,901	341,276	(131,647)	209,629
Less: reclassification adjustments of
foreign currency gains on investments	124,803	(48,143)	76,660	84,435	(32,571)	51,864

Change in net unrealized gains
on investments	1,287,220	(496,545)	790,675	9,314,759	(3,641,924)	5,672,835

Other comprehensive (loss) income	$1,287,220	$(496,545)	$790,675	$9,314,759	$(3,641,924)	$5,672,835

15.           Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2010.

16.           Fair Value Disclosure

Financial assets and financial liabilities recorded on the condensed consolidated Balance Sheets at fair value as of June 30, 2010 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	As of June 30, 2010
US government obligations and agencies	$50,111,815	$-	$-	$50,111,815
Foreign obligations	10,335,895	-	-	10,335,895
Equity securities	77,477,064	-	-	77,477,064

Total invested assets	$137,924,774	$-	$-	$137,924,774

	As of December 31, 2009
US government obligations and agencies	$41,389,008	$-	$-	$41,389,008
Equity securities	73,408,002	-	-	73,408,002

Total invested assets	$114,797,010	$-	$-	$114,797,010

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

Restatement of Condensed Consolidated Financial Statements – March 31, 2010

Subsequent to filing its Quarterly Report on Form 10-Q on May 10, 2010, for the quarter ended March 31, 2010, the Company determined that its investment in common stock of Direxion Daily Large Cap Bear 3X Shares (ticker symbol “BGZ”) that was in an unrealized loss position at the end of the Company’s first quarter should have been recorded as an OTTI as a result of a subsequent sale of a portion of the investment, resulting in a loss. Therefore, the Company recorded an OTTI charge of $2,407,680 and restated its financial statements on Form 10-Q/A for the quarter ended March 31, 2010.

The Company’s results for the second quarter reported herein are inclusive of the Company’s restatement of its Condensed Consolidated Financial Statements for the three-month period ended March 31, 2010, as filed in the Company’s Form 10-Q/A for the quarter ended March 31, 2010.

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

The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing.  The Company’s primary product is homeowners’ insurance.  The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes.  Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure.  UPCIC’s portfolio as of June 30, 2010 includes approximately 566,000 policies with coverage for wind risks and 10,000 policies without wind risks.  The average premium for a policy with wind coverage is approximately $1130 and the average premium for a policy without wind coverage is approximately $510.  UPCIC had in-force premiums of approximately $633.8 million as of June 30, 2010.

The OIR requires applicants to have a minimum capitalization of $5.0 million to be eligible to operate as an insurance company in the State of Florida.  Upon being issued an insurance license, companies must maintain capitalization of the greater of ten percent of the insurer’s total liabilities or $4.0 million.  If an insurance company’s capitalization falls below the minimum requirements, then the company will be deemed out of compliance with OIR requirements, which could result in revocation of the participant’s license to operate as an insurance company in the State of Florida.  UPCIC’s statutory capital and surplus was $106,714,632 at June 30, 2010 and exceeded the minimum capital and surplus requirements.  UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The Company has continued to implement its plan to become a financial services company and, through its wholly-owned insurance subsidiaries, has sought to position itself to take advantage of what management believes to be profitable business and growth opportunities in the marketplace.

In an effort to further grow its insurance operations, in 1998 the Company began to solicit business actively in the open market.  Through renewal of JUA business combined with business solicited in the market through independent agents, UPCIC was servicing approximately 566,000 homeowners’ and dwelling fire insurance policies as of June 30, 2010. To improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure.  To diversify UPCIC’s product lines, UPCIC underwrites inland marine policies. In February 2008, UPCIC filed a request with the National Flood Insurance Program (“NFIP”) to become authorized to write and service flood insurance policies under the WYO Program. The Company did not immediately pursue opportunities to transact flood insurance as the NFIP considered changes to its policy administration and reporting systems.  However, the Company recently has resumed its evaluation of these requirements.

Management may consider underwriting other types of policies in the future.  Any such program will require OIR approval.  See Item 2 below, Competition under “Factors Affecting Operating Results and Market Price of Stock” for a discussion of the material conditions and uncertainties that may affect UPCIC’s ability to obtain additional policies.

UPCIC applied for expansion to write homeowners’ insurance policies in four additional states. Those states are Hawaii, Georgia, South Carolina and North Carolina. On July 16, 2008, August 18, 2008, September 30, 2008, and January 29, 2009, UPCIC was licensed to transact insurance business within the States of South Carolina, Hawaii, North Carolina, and Georgia, respectively.  The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted.  UPCIC  commenced writing homeowners policies in South Carolina in 2008 and North Carolina and Hawaii in 2009. During the three-month periods ended June 30, 2010 and 2009, direct written premiums in these states aggregated approximately $3.5 million and $1.4 million, respectively.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the six month period ended June 30, 2010.

Related Parties

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the six month periods ended June 30, 2010 and 2009, the Company expensed claims adjusting fees of $240,000 and $200,000, respectively, to Downes and Associates.

During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217,169 and $162,876, respectively. These amounts were repaid to the Company during February 2010.

Analysis of Financial Condition - As of June 30, 2010 Compared to December 31, 2009

The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans. The Company held cash and cash equivalents at June 30, 2010 and December 31, 2009 of $262,444,768 and $192,924,291, respectively.

The Company believes that premiums will be sufficient to meet the Company’s working capital requirements for at least the next twelve months. The Company’s policy is to invest amounts considered to be in excess of current working capital requirements.

The Company used cash and cash equivalents to increase its aggregate fixed maturities and equity securities to $137,924,774 as of June 30, 2010 from $114,797,010 as of December 31, 2009 in order to more conservatively limit its exposure to the volatility in the current banking environment.

The following table summarizes, by type, the carrying values of the Company’s investments:

	As of June 30,	As of December 31,
Type of Investment	2010	2009
Cash and cash equivalents	$262,444,768	$192,924,291
Fixed maturities, available for sale	60,447,710	41,389,008
Equity securities, available for sale	77,477,064	73,408,002
Real estate, net	4,335,589	3,289,893

Total Investments	$404,705,131	$311,011,194

The Company’s liability for Reinsurance Payable increased $13,710,463 to 86,815,058 during the six-month period ended June 30, 2010 from $73,104,595 as of year-end 2009, primarily due to the timing of settlements with reinsurers.

As of June 30, 2010, the Company had federal and state income taxes recoverable of $0 and $3,211,874 respectively.

Results of Operations – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The Company’s operating results for the six-month period ended June 30, 2010 continued to be adversely affected by broader conditions in the Florida residential insurance market.  The Florida legislature expanded the reimbursement coverage available from the Florida Hurricane Catastrophe Fund in 2007, and required residential insurers in Florida to reduce rates based upon presumptive costs savings as calculated by the Florida Office of Insurance Regulation (OIR) and later based upon a true-up filing using their own data.  In 2007, the Florida Financial Services Commission increased then-existing discounts available for homes built with certain windstorm loss reduction devices.  We believe these cumulative discounts result in premium reductions that are greater than the estimated reductions in losses.

The Company’s operating results for the six-month period ended June 30, 2010 were also influenced by legislative enactments relating to claims payments.  Following the 2004 and 2005 hurricane seasons, the Florida legislature required all insurers issuing replacement cost policies to pay the full replacement cost of damaged properties without deducting depreciation whether or not the insureds repaired or replaced the damaged property.  Under prior law, insurers would pay the depreciated amount of the property until insureds commenced repairs or replacement.  The new law has led to an increase in disagreements regarding the scope of damage and has resulted in insureds not repairing damage.  Although UPCIC seeks to diligently review claims and promptly pay meritorious amounts, the Company’s operating results may be affected by a claims environment in Florida that produces opportunities for fraudulent or overstated claims.

The six-month period ended June 30, 2010 saw continued growth in policy count for UPCIC, the Company’s wholly-owned regulated insurance subsidiary. The increase in the number of policies in-force continued to be the result of heightened relationships with existing agents, an increase in the number of new agents, and continued expansion within Florida and in South Carolina, North Carolina, and Hawaii.

Despite growth in the number of policies in-force during the six-month period ended June 30, 2010, the Company experienced a decrease in net income in the current period primarily as a result of the effects of state mandated rate reductions and discounts, increased general and administrative expenses, and higher losses and loss adjustment expenses incurred.

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

The Florida legislature considered several issues affecting the Florida property insurance market during the 2010 legislative session, including mitigation credits, public adjusters, sinkhole claims and replacement cost methodology.  However, the Governor vetoed the bill that contained most of the significant property insurance reforms.  The legislature subsequently announced that its staff will conduct interim studies on sinkhole claims, alternatives to reinsurance, and public adjusters in anticipation of the 2011 legislative session.

Net income decreased 11.8% to $17,710,978 for the six-month period ended June 30, 2010 from $20,076,388 for the six-month period ended June 30, 2009. The Company’s earnings per diluted share were $0.44 for the 2010 period versus $0.50 in the same period last year.  Although there was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and increases in gross premiums written during the six-month period ending June 30, 2010, the Company experienced a decrease in net income during this period primarily as a result of the effects of state mandated rate reductions and discounts, increased general and administrative expenses, and higher losses and loss adjustment expenses incurred, which were mitigated by increased realized gains of investments.

Gross premiums written increased 21.9% to $368,119,332 during the six-month period ending June 30, 2010 from $301,984,289 in the same period of 2009. As of June 30, 2010 and December 31, 2009, UPCIC was servicing approximately 566,000 and 541,000, respectively, homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $633,840,000 and $567,100,000, respectively.

Net premiums earned decreased 0.6% to $74,674,350 for the six-month period ended June 30, 2010 from $75,134,390 for the six-month period ended June 30, 2009. The decrease is due to an increase in direct premiums earned, offset by the higher volume of premium discounts in response to a state-required wind mitigation discount program available to policyholders, and an increase in ceded earned premium due to increased reinsurance costs and coverages.

Net investment income decreased 61.2% to $310,571 for the six-month period ended June 30, 2010 from $798,482 for the six-month period ended June 30, 2009. Net investment income is comprised primarily of interest and dividends.  The decrease is primarily due to changes in the composition of the Company’s investment portfolio.

Realized gains on investments, net of OTTI of investments, increased 295.5% to $5,744,344 for the six-month period ended June 30, 2010 from $1,452,609 for the six-month period ended June 30, 2009.  The increase is due to the expansion of the Company’s investment portfolio into equity securities and the related sales of certain of these securities.

Commission revenue increased 14.5% to $17,521,298 for the six-month period ended June 30, 2010 from $15,307,618 for the six-month period ended June 30, 2009. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in reinsurance commission sharing of approximately $1,666,493, and an increase in managing general agent’s policy fee income of approximately $546,270.

Other revenue decreased 30.4% to $2,020,332 for the six-month period ended June 30, 2010 from $2,901,730 for the six-month period ended June 30, 2009. The decrease is primarily due to a decline in the volume of payment plans used by UPCIC’s policyholders.

Net losses and LAE increased 7.9% to $48,486,605 for the six-month period ended June 30, 2010 from $44,926,823 for the six-month period ended June 30, 2009. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 64.9% and 59.8% during the six-month periods ended June 30, 2010 and 2009, respectively, and were comprised of the following components:
	Six months ended June 30, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$97,025,344	$48,538,739	$48,486,605
Premiums earned	$290,754,177	$216,079,827	$74,674,350
Loss & LAE ratios	33.4%	22.5%	64.9%

	Six months ended June 30, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$90,929,142	$46,002,319	$44,926,823
Premiums earned	$262,398,307	$187,263,917	$75,134,390
Loss & LAE ratios	34.7%	24.6%	59.8%

The direct loss and LAE ratio for the six-month period ended June 30, 2010 was 33.4% compared to 34.7% for the six-month period ended June 30, 2009.  The decrease in the direct loss and LAE ratio is attributable to the increase in direct earned premium in the 2010 period.

Total direct premiums earned increased 10.8% in the six-month 2010 period compared to the same period in 2009.  As of June 30, 2010, UPCIC was servicing approximately 566,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $633,840,000, an average of $922 per dwelling fire policy, $2,000 per homeowners policy and $562 per condominium/renters policy.  The comparable average in-force premiums as of June 30, 2009 were $854, $1,829 and $528, respectively.

The ceded loss and LAE ratio for the six-month period ended June 30, 2010 was 22.5% compared to 24.6% for the six-month period ended June 30, 2009.  The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty and higher total reinsurance costs in the 2010 period compared to the 2009 period.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and the Company’s results of operations and financial position. During the six-month periods ended June 30, 2010 and 2009, respectively, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC’s and the Company’s catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company’s reinsurance program.

General and administrative expenses increased 30.2% to $23,577,980 for the six-month period ended June 30, 2010 from $18,114,424 for the six-month period ended June 30, 2009. The increase in general and administrative expenses was primarily attributable to increases in commissions on direct premiums, ceding commissions, and insurance premium taxes, all of which are attributable to an increase in direct written premiums.  These increased expenses were partially offset by the increased deferral of policy acquisition costs.

Federal and state income taxes decreased 9.9% to $11,304,383 for the six-month period ended June 30, 2010 from $12,549,510 for the six-month period ended June 30, 2009. Federal and state income taxes were 39.0% of pretax income for the six-month period ended June 30, 2010, and 38.5% for the six-month period ended June 30, 2009. The decrease is primarily due to lower income before income taxes.

Results of Operations - Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net income increased 41.0% to $10,766,730 for the three-month period ended June 30, 2010 from $7,638,558 for the three-month period ended June 30, 2009. The Company’s earnings per diluted share were $0.27 for the 2010 period versus $0.19 in the same period last year.  The increases were primarily attributable to growth in net premiums earned and higher realized gains on investments, but were mitigated by state-mandated wind mitigation credits and increased general and administrative expenses.

Direct premiums written increased 32.7% to $208,019,687 during the three-month period ending June 30, 2010 from $156,772,144 in the same period of 2009. As of June 30, 2010 and December 31, 2009, UPCIC was servicing approximately 566,000 and 541,000 homeowners’ and dwelling fire insurance policies, respectively, with in-force premiums of approximately $633,840,000 and $567,100,000, respectively.

Net premiums earned increased 10.7% to $41,360,787 for the three-month period ended June 30, 2010 from $37,376,739 for the three-month period ended June 30, 2009. The increase is due to an increase in direct premiums earned, net of higher volume of premium discounts in response to a state-required wind mitigation discount program available to policyholders.  The higher volume of state-required wind mitigation premium discounts had a significant negative effect on the Company’s premium volume and net income.

Net investment income decreased 74.5% to $117,619 for the three-month period ended June 30, 2010 from $461,773 for the three-month period ended June 30, 2009. Net investment income is comprised primarily of interest and dividends.  The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the three-month period ended June 30, 2009.

Realized gains on investments increased 1306.1% to $4,457,307 for the three-month period ended June 30, 2010 from $341,276 for the three-month period ended June 30, 2009.  The increase is due to the expansion of the Company’s investment portfolio into equity securities and the related sales of certain of these securities.

Commission revenue increased 11.7% to $8,783,428 for the three-month period ended June 30, 2010 from $7,862,769 for the three-month period ended June 30, 2009. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in reinsurance commission sharing of approximately $406,000, and an increase in managing general agent’s policy fee income of approximately $515,000.

Other revenue decreased 28.6% to $1,016,078 for the three-month period ended June 30, 2010 from $1,422,353 for the three-month period ended June 30, 2009. The decrease is primarily due to a decline in the volume of payment plans used by UPCIC policy holders.

Net losses and LAE increased 1.3% to $24,834,892 for the three-month period ended June 30, 2010 from $24,506,160 for the three-month period ended June 30, 2009. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 60.0% and 65.6% during the three-month periods ended June 30, 2010 and 2009, respectively, and were comprised of the following components:
	Three months ended June 30, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$50,345,476	$25,510,583	$24,834,892
Premiums earned	$150,600,999	$109,240,212	$41,360,787
Loss & LAE ratios	33.4%	23.4%	60.0%

	Three months ended June 30, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$49,604,750	$25,098,591	$24,506,159
Premiums earned	$134,106,112	$96,729,374	$37,376,738
Loss & LAE ratios	37.0%	25.9%	65.6%

The direct loss and LAE ratio for the three-month period ended June 30, 2010 was 33.4% compared to 37.0% for the three-month period ended June 30, 2009.  The decrease in the direct loss and LAE ratio is attributable to the increase in direct loss and LAE incurred being outpaced by the increase in direct earned premium in the 2010 period.

Direct premiums earned increased 12.3% in the three-month 2010 period compared to the same period in 2009. The average premium per policy increased due to premium rate increases.  As of June 30, 2010, UPCIC was servicing approximately 566,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $633,840,000, or an average of $1,120 per policy.  The comparable average in-force premium per policy as of June 30, 2009 was $1,059.

The ceded loss and LAE ratio for the three-month period ended June 30, 2010 was 23.4% compared to 25.9% for the three-month period ended June 30, 2009.  The ceded loss and LAE ratio was influenced by greater ceded earned premium under the Company’s quota share reinsurance treaty.

General and administrative expenses increased 26.3% to $13,389,331 for the three-month period ended June 30, 2010 from $10,599,195 for the three-month period ended June 30, 2009. The increase in general and administrative expenses was primarily attributable to increases in commissions on direct premiums, ceding commissions, and greater insurance premium taxes, all of which are attributable to an increase in direct written premiums.

Federal and state income taxes increased 42.9% to $6,869,010 for the three-month period ended June 30, 2010 from $4,805,432 for the three-month period ended June 30, 2009. Federal and state income taxes were 38.9% of pretax income for the three-month period ended June 30, 2010, and 38.6% for the three-month period ended June 30, 2009.

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

Cash Flows Provided by Operating Activities

For the six month period ended June 30, 2010 and 2009 cash flows provided by operating activities were $96,978,791 and $104,202,846 respectively.  The decrease in cash flows provided by operating activities relate primarily to the following reasons.

●
The increase in cash provided by operating activities from net changes in unearned premiums were $77,365,154 and $39,585,983 for the six-month periods ended June 30, 2010 and 2009, respectively.  The increase of $37,779,171 relates primarily to an increase in direct written premiums.

●
The increase in cash provided by operating activities from net changes in reinsurance payable were $13,710,463 and $88,357,868 for the six month periods ended June 30, 2010 and 2009, respectively.  The decrease of $74,647,405 relates primarily to the timing of the settlement of balances with UPCIC’s reinsurers.

●
The increase in cash provided by operating activities from reinsurance recoverables was $28,580,923 for the six month ended June 30, 2010 compared to a decrease of $3,867,369 for the six-month period ended June 30, 2009.  The increase of $32,448,292 relates primarily to the timing of the settlement of balances with UPCIC’s reinsurers.

Cash flows provided by operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company’s investment portfolio is highly liquid as it consists of cash, cash equivalents, and readily-marketable securities.

Cash Flows Used in Investing Activities

For the six month periods ended June 30, 2010 and 2009, cash flows used in investing activities were $24,232,512 and $189,685,475, respectively.  The following table summarizes the activity in investments during the six month period ended June 30, 2010 and 2009:

	Six Month Ended
	June 30, 2010	June 30,2009

Balance - January 1	$114,797,010	$5,648,775

Purchases of fixed maturities	132,306,493	126,289,215
Purchases of equity securities	81,385,728	77,397,551
Net amort of prem / accretion of discount	(271,010)	(109,204)
Sales of fixed maturities	(116,237,712)	(4,244,851)
Sales of equity securities	(79,090,959)	(11,396,182)
Realized gains on investments	5,796,345	1,452,609
Foreign currency gains on investments	842,377	72,316
Unrealized (losses) gains	(1,603,498)	13,458,869

Balance - June 30	$137,924,774	$208,569,098

The amounts presented in the Statement of Cash Flows differ from the amounts shown in the table above summarizing investment activities due to the timing of cash settlements.

Cash Flows Used in / Provided by Financing Activities

For the six-month period ended June 30, 2010, cash flows used in financing activities were $3,225,802 and $3,338,633 for the six month periods ended June 30, 2010 and 2009, respectively.  The change in cash flows used in financing activities relates primarily to a decrease of $2,670,953 provided by bank overdrafts, a decrease of $3,568,352 used for common stock dividend payments, an increase of $3,723,972 used for treasury shares on option exercises, and an increase of $3,660,198 provided by tax benefit on exercise of stock options.  The Company’s bank overdrafts are the result of the amount of outstanding checks not yet presented for payment on the Company’s bank accounts in excess of cash balances on deposit in those accounts.

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

In 2008, the Florida Legislature passed a law providing participants in the ICBUI Program an opportunity to amend the terms of their surplus notes based on law changes.  The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio.  Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified.  As of June 30, 2010, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

The balance of cash and cash equivalents as of June 30, 2010 was $262,444,768. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of specific limits set forth in UPCIC’s reinsurance agreements. For the 2010 hurricane season, UPCIC’s reinsurance agreements transfer the risk of loss in excess of $22,500,000 ($75,000,000 net of $52,500,000 retained by the Company under the excess catastrophe contract) up to approximately the 106-year PML for the first event, $13,150,000 for the second event and $15,000,000 for the third event up to an amount that will vary depending on the coverage exhausted in the prior event(s).  Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

UPCIC uses a catastrophe model to estimate its losses associated with potential hurricane events of various magnitudes.  There is no assurance that the assumptions or scenarios incorporated into the model by its developers, or the assumptions or scenarios used by UPCIC or its representatives in applying the models to UPCIC’s in-force portfolio, will reflect the characteristics of future hurricane events that may affect Florida or the resulting economic conditions.  Further, although UPCIC uses a widely recognized, commercially available model to estimate its hurricane losses, other models exist that might produce higher or lower loss estimates. UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s  reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity.

On May 28, 2010, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly.  The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2010 - 2011 contract year is projected to be $25.461 billion over the 12-month period following the estimate.  The SBA also referred to its report entitled, “May 2010 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity.  The Report estimated that the FHCF’s minimum 12-month loss reimbursement capacity is $12 billion and its maximum 12-month loss reimbursement capacity is $26 billion. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for the 2010 - 2011 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity. the aggregate cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.

Effective June 1, 2010 through December 31, 2010, the Company obtained $60,000,000 of coverage via a catastrophe risk-linked transaction contract in the event UPCIC’s catastrophe coverage is exhausted. The total cost of the Company’s risk-linked transaction contract is $8,250,000.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR.  To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer’s total liabilities or $4,000,000. UPCIC’s statutory capital and surplus was $106,714,632 as of June 30, 2010 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

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

Available Cash

The Company held cash and cash equivalents at June 30, 2010 of $262,444,768. Of that amount, $235,918,508 was held by UPCIC, most of which is available to pay claims or relates to policyholder surplus. Accordingly, cash and cash equivalents in UPCIC are not available to buy back Company stock or pay Company dividends. A portion of those claims paid by the Company would be recoverable through the Company’s catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment. As of December 31, 2009, the Company held cash and cash equivalents of $192,924,291.

Cash Dividends

On January 19, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share on its outstanding common stock. The dividend was paid on April 6, 2010 to stockholders of record as of March 19, 2010 in the aggregate amount of $4,699,926.

On May 24, 2010, the Company’s Board of Directors declared a dividend of $0.10 per share on its outstanding common stock. The dividend was paid on July 15, 2010 to stockholders of record as of June 17, 2010 in the aggregate amount of $3,916,724.

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

Although UPCIC uses a widely recognized, commercially available model to estimate its hurricane losses, other models exist that might produce higher or lower loss estimates.  The loss estimates developed by the catastrophe model are dependent upon assumptions or scenarios incorporated into the model by its developer, which is a third party independent of UPCIC, and on assumptions or scenarios made by UPCIC or its representatives when using the model.  There is no assurance these assumptions or scenarios will reflect the characteristics of future hurricane events that may affect Florida or the resulting economic conditions.  This may result in exposure to UPCIC for losses that are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity.

Reliance on Third Parties and Reinsurers

UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC’s intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements. As of June 30, 2009, UPCIC had coverage to approximately the 114-year PML.  As of June 30, 2010, UPCIC had coverage to approximately the 106-year PML. UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on the Company’s business, financial condition and results of operations should catastrophe losses exceed these amounts.

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

Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. A reinsurer’s insolvency or inability to make payments under a reinsurance treaty could have a material adverse effect on the financial condition and profitability of UPCIC and the Company. While ceding premiums to reinsurers reduces UPCIC’s risk of exposure in the event of catastrophic losses, it also reduces UPCIC’s potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of UPCIC’s reinsurance is typical of a company of its size in the homeowners’ insurance industry

Adequacy of Liabilities for Losses

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

Legislative Initiatives

The State of Florida operates Citizens to provide insurance to Florida homeowners in high-risk areas and others without private insurance options. As of June 30, 2010, there were 1,151,319 Citizens policies in force. In May 2007, the State of Florida passed legislation that freezes property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permits insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. In May 2008, the Florida Legislature extended a freeze on Citizens rates through January 2010. In 2009, the legislature authorized Citizens to make implement annual change changes, beginning January 1, 2010, to achieve actuarially sound rate levels, provided that the rate increase in any year cannot exceed ten percent for any policyholder, excluding coverage changes and surcharges.  This limitation on policyholders’ rate changes has resulted in Citizens’ implementing rates levels for 2010 that in the aggregate are lower than its indicated rate need.  These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida Legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. In 2009, the Florida Legislature adopted a plan to phase-out the expanded FHCF coverage over a period extending through the 2013 hurricane season, and to increase the premiums associated with the expanded coverage.  If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, or UPCIC otherwise purchases additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity, the cost of UPCIC’s reinsurance program may increase, which could affect UPCIC’s profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida Legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

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

The Company’s investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis.  Pursuant to this investment policy, as of June 30, 2010, approximately 43.8% of the investments were in fixed income available for sale securities and 56.2% in equity securities considered available for sale, based upon our estimates of required liquidity.  The Company may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost.  The Company does not use any swaps, options, futures or forward contracts to hedge or enhance the investment portfolio at this time.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the six-month periods ended June 30, 2010 and 2009:

	For the Six Months Ended June 30,
	2010	2009
Cash and cash equivalents	$51,330	$231,859
Fixed maturities	545,938	700,984
Equity securities	19,863	187,116
Total investment income	617,131	1,119,959
Less investment expenses	(306,560)	(321,477)

Net investment income	$310,571	$798,482

The following table summarizes, by type, the Company’s investments as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Fixed maturities, available for sale, at fair value:
US government and agency obligations	50,111,815	36.3%	41,389,008	36.1%
Foreign obligations	10,335,895	7.5%	-	0.0%
Equity securities, at market	77,477,064	56.2%	73,408,002	63.9%

Total investments	$137,924,774	100.00%	$114,797,010	100.00%

Fixed maturities, available for sale, are carried on the balance sheet at fair value.  At June 30, 2010, the fixed maturities had quality ratings of AAA by Moody’s Investors Service, Inc. and AAA, except for Switzerland Government Bonds which are not rated, by Standard and Poors’ Company.

Below is a summary of fixed maturities at June 30, 2010 and December 31, 2009 by contractual or expected periods.

	June 30, 2010		December 31, 2009
Available-for-Sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,190,254	$3,886,762	$-	$-
Due after one year through five years	16,140,691	15,883,442	176,350	180,901
Due after five years through ten years	37,060,977	37,578,848	2,909,446	2,942,497
Due after ten years	3,105,680	3,098,658	39,210,931	38,265,610

Total	$60,497,602	$60,447,710	$42,296,727	$41,389,008

At June 30, 2010, the weighted average maturity of the fixed maturities portfolio was approximately 7.29 years.

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

The Company restated its Condensed Consolidated Financial Statements for the three-month period ended March 31, 2010.  The Company issued a restatement to correct an error in the accounting for an other-than-temporary impairment (“OTTI”) of an investment security at March 31, 2010 that was sold at a loss after March 31, 2010, but before the Company filed its Form 10-Q for the quarter ended March 31, 2010.  The Audit Committee, in consultation with management, concluded that the impairment of the investment security should have been reflected in the Company’s financial statements for the quarter ended March 31, 2010.  The net effect resulting from the recording of the impairment of the security in the quarter ended March 31, 2010 on net income, accumulated other comprehensive income, diluted earnings per share, and stockholders’ equity is as follows:

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

Management believes that, as of the filing of this Quarterly Report, the Condensed Consolidated Financial Statements included herein present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.  The Company’s management believes the material weakness is fully remediated.

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
Bradley I. Meier, President and Chief Executive Officer

/s/ George R DeHeer
George R. DeHeer, Acting Chief Accounting Officer (Principal Accounting Officer)