Form 10-Q
period 2010-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2010-11-09
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,166,033 shares of common stock, par value $0.01 per share, outstanding on November 5, 2010.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

Page No.

PART I: FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of September 30, 2010 and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2010 and 2009 and cash flows for each of the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Blackman Kallick LLP

Chicago, Illinois

November 9, 2010

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2010	December 31, 2009
Cash and cash equivalents	$294,972,027	$192,924,291
Investments:
Trading securities, at fair value	104,356,012	-
Available-for-sale securities, at fair value	-	114,797,010
Real estate, net	4,100,539	3,289,893
Prepaid reinsurance premiums	228,363,400	200,294,241
Reinsurance recoverables	67,336,233	91,816,433
Premiums receivable, net	48,516,258	37,363,110
Receivable from securities	13,061,387	6,259,973
Other receivables	2,805,825	5,068,367
Income taxes recoverable	-	3,211,874
Property and equipment, net	1,280,798	1,245,858
Deferred policy acquisition costs, net	12,852,849	9,464,624
Deferred income taxes	10,466,570	11,894,289
Other assets	900,239	617,337
Total assets	$789,012,137	$678,247,300

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$136,857,850	$127,197,753
Unearned premiums	346,304,445	278,370,544
Advance premium	20,957,517	17,078,558
Accounts payable	3,496,095	3,172,626
Bank overdraft	24,778,730	20,297,061
Reinsurance payable, net	67,932,331	73,104,595
Income taxes payable	3,464,260	368,968
Payable for securities	379,473	-
Other accrued expenses	22,671,787	20,750,385
Long-term debt	23,529,412	24,632,353
Total liabilities	650,371,900	564,972,843

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,077	1,087
Authorized shares - 1,000,000
Issued shares - 107,690 and 108,640
Outstanding shares - 107,690 and 108,640
Minimum liquidation preference - $287,240 and $288,190
Common stock, $.01 par value	408,771	402,146
Authorized shares - 55,000,000
Issued shares - 40,877,088 and 40,214,884
Outstanding shares - 39,166,033 and 37,774,765
Treasury shares, at cost - 1,711,054 and 1,809,119 shares	(7,389,414)	(7,948,606)
Common stock held in trust, at cost - 0 and 631,000 shares	-	(511,110)
Additional paid-in capital	37,568,052	36,666,914
Accumulated other comprehensive income, net of taxes	5,437	563,654
Retained earnings	108,046,314	84,100,372
Total stockholders' equity	138,640,237	113,274,457
Total liabilities and stockholders' equity	$789,012,137	$678,247,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine		For the Three
	Months Ended September 30,		Months Ended September 30,
	2010	2009	2010	2009
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$520,781,570	$436,610,689	$152,662,238	$134,626,400
Ceded premiums written	(357,411,323)	(328,518,186)	(108,539,124)	(104,152,022)
Net premiums written	163,370,247	108,092,503	44,123,114	30,474,378
(Increase) decrease in net unearned premium	(39,864,743)	(200,377)	4,708,040	2,283,358
Premiums earned, net	123,505,504	107,892,126	48,831,154	32,757,736
Net investment income	376,575	1,385,007	66,004	586,525
Realized gains on investments	11,993,359	13,588,681	6,249,015	12,136,072
Unrealized gains on investments	8,597,233	-	8,597,233	-
Foreign currency transaction gains	800,990	6,156,945	(8,060)	6,084,629
Commission revenue	25,469,318	23,413,086	7,948,019	8,105,468
Other revenue	3,488,748	4,214,347	1,468,416	1,312,617

Total premiums earned and other revenues	174,231,727	156,650,192	73,151,781	60,983,047

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	77,856,730	68,695,552	29,370,125	23,768,729
General and administrative expenses	43,820,836	36,789,168	20,242,856	18,674,744

Total operating costs and expenses	121,677,566	105,484,720	49,612,981	42,443,473

INCOME BEFORE INCOME TAXES	52,554,161	51,165,472	23,538,800	18,539,574

Income taxes, current	18,980,805	16,127,712	7,324,661	7,178,058
Income taxes, deferred	1,417,694	3,446,852	1,769,454	(153,004)
Income taxes, net	20,398,499	19,574,564	9,094,115	7,025,054

NET INCOME	$32,155,662	$31,590,908	$14,444,685	$11,514,520

Basic net income per common share	$0.82	$0.84	$0.37	$0.31
Weighted average of common shares
outstanding - Basic	39,075,571	37,601,409	39,167,241	37,625,013

Fully diluted net income per share	$0.80	$0.78	$0.36	$0.28
Weighted average of common shares
outstanding - Diluted	40,386,445	40,374,409	40,276,276	40,671,509

Cash dividend declared per common share	$0.22	$0.34	$-	$-

	For the Nine		For the Three
	Months Ended September 30,		Months Ended September 30,
	2010	2009	2010	2009
Comprehensive Income:
Net income	$32,155,662	$31,590,908	$14,444,685	$11,514,520
Change in net unrealized (losses) gains on investments, net of tax	(558,217)	4,590,905	408,684	(3,638,071)

Comprehensive Income	$31,597,445	$36,181,813	$14,853,369	$7,876,449

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	For the Nine Months Ended September 30, 2010
	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stock Held in Trust	Treasury Stock	Total Stockholders’ Equity
Balance, Dec. 31, 2009	40,214,884	108,640	$402,146	$1,087	$36,666,914	$84,100,372	$563,654	$(511,110)	$(7,948,606)	$113,274,457

Common shares issued	1,900,207		19,002		1,858,078				(4,715,261)	(2,838,181)

Preferred stock conversion	1,187	(950)	12	(10)	(2)					-

Release of shares from SGT					939,900			511,110	(2,328,859)	(877,849)

Retirement of treasury shares	(1,239,190)		(12,389)		(7,591,863)				7,603,312	(940)

Stock compensation plans					1,766,346					1,766,346

Net income						32,155,662				32,155,662

Excess tax benefits from stock-based compensation					3,660,201					3,660,201

Reclassification of excess tax benefits from stock-based compensation					(421,894)	421,894				-

Amortization of deferred compensation					690,372					690,372

Declaration of dividends						(8,631,614)				(8,631,614)

Reclassification of investments to trading portfolio, net of tax effect of $253,170							403,137			403,137

Change in net unrealized gain on invest, net of tax effect of $(603,732)
							(961,354)			(961,354)

Balance, Sept. 30, 2010	40,877,088	107,690	$408,771	$1,077	$37,568,052	$108,046,314	$5,437	$-	$(7,389,414)	$138,640,237

	For the Nine Months Ended September 30, 2009
Balance Dec. 31, 2008	40,158,019	138,640	$401,578	$1,387	$33,587,414	$75,654,070	$24,834	$(733,860)	$(7,381,768)	$101,553,655

Common shares issued	20,000		200		21,800					22,000

Preferred stock conversion	75,000	(30,000)	750	(300)	(450)

Release of shares from SGT					136,550			36,450	(189,537)	(16,537)

Stock compensation plans					1,421,332					1,421,332

Net income						31,590,908				31,590,908

Excess tax benefits from stock-based compensation					49,549					49,549

Amortization of deferred compensation					490,407					490,407

Declaration of dividends						(12,807,201)				(12,807,201)

Change in net unrealized gain on invest, net of tax effect of $2,883,096							4,590,905			4,590,905

Balance, Sept. 30, 2009	40,253,019	108,640	$402,528	$1,087	$35,706,602	$94,437,777	$4,615,739	$(697,410)	$(7,571,305)	$128,895,018

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income	$32,155,662	$31,590,908
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,665,919	1,056,636
Depreciation	731,817	336,075
Amortization of cost of stock options	1,766,349	1,421,332
Amortization of restricted stock grants	690,372	490,407
Realized gains on investments	(11,993,359)	(13,588,681)
Unrealized gains on investments	(8,597,233)	-
Foreign currency gains on investments	(834,529)	(6,108,112)
Amortization of premium / accretion of discount, net	404,822	203,653
Deferred income taxes	1,778,281	3,427,227
Other	(20,935)	130,121
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(28,069,159)	(34,804,467)
Reinsurance recoverables	24,480,200	(4,621,514)
Premiums receivable, net	(12,819,067)	(5,005,214)
Other receivables	2,035,488	(2,817,396)
Income taxes recoverable	3,211,874	1,624,875
Deferred policy acquisition costs, net	(3,388,225)	(8,708,186)
Purchases of fixed maturities, trading	(287,865,409)	-
Proceeds from sales of fixed maturities, trading	338,319,461	-
Purchases of equity securities, trading	(60,245,223)	-
Proceeds from sale of equity securities, trading	56,968,340	-
Other assets	(150,404)	(164,470)
Unpaid losses and loss adjustment expenses	9,660,097	10,315,726
Unearned premiums	67,933,901	35,004,845
Accounts payable	323,469	58,414
Reinsurance payable	(5,172,264)	55,964,083
Income taxes payable	3,095,292	235,571
Other accrued expenses	1,921,402	8,279,954
Advance premium	3,878,959	3,156,081
Net cash provided by operating activities	131,865,898	77,477,868
Cash flows from investing activities:
Proceeds from sale of property	32,608	-
Purchase of real estate	(1,016,921)	-
Purchases of fixed maturities, available-for-sale	(129,140,469)	(206,473,797)
Proceeds from sales of fixed maturities, available-for-sale	116,237,712	203,451,919
Purchases of equity securities, available-for-sale	(80,730,225)	(131,231,211)
Proceeds from sales of equity securities, available-for-sale	70,680,944	79,069,631
Capital expenditures and building improvements	(572,155)	(509,517)
Net cash used in investing activities	(24,508,506)	(55,692,975)
Cash flows from financing activities:
Bank overdraft	4,481,669	4,559,007
Preferred stock dividend	(14,962)	(22,462)
Common stock dividend	(8,616,650)	(8,268,279)
Issuance of common stock	7,000	22,000
Treasury shares on option exercise	(3,723,972)	(16,537)
Excess tax benefits from stock-based compensation	3,660,200	19,625
Repayments of loans payable	(1,102,941)	-
Net cash used in financing activities	(5,309,656)	(3,706,646)

Net increase in cash and cash equivalents	102,047,736	18,078,247
Cash and cash equivalents at beginning of period	192,924,291	256,964,637
Cash and cash equivalents at end of period	$294,972,027	$275,042,884

Non cash items:
Dividends accrued	$-	$4,516,460

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

1.         Nature of Operations and Basis of Presentation

Nature of Operations

The Company was originally incorporated as Universal Heights, Inc. in Delaware in November 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. The Company, through its wholly owned subsidiary, Universal Insurance Holding Company of Florida, formed Universal Property & Casualty Insurance Company (“UPCIC”) in 1997. The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing. The Company’s primary product is homeowners’ insurance.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Universal Insurance Holdings, Inc. and its subsidiaries.  We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes for the year ended December 31, 2009.  The condensed consolidated balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP.  Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted.

Management must make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and in disclosures of contingent assets and liabilities.  Actual results may differ from those estimates.

To conform to the 2010 presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications had no effect on net income or stockholders’ equity.

2.   Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2009.  The following are new or revised disclosures or disclosures required on a quarterly basis.

Trading Securities. The Company’s trading securities include marketable fixed maturity and equity securities with readily determinable fair values that the Company intends to trade. The securities are carried at fair value and all applicable interest and dividends, realized gains and losses, and unrealized gains and losses on changes in fair value are included in income.

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program, and concluded that its investment activities throughout the quarter were more consistent with the trading classification. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010.  As a result of the reclassification, pre-tax net unrealized losses in the amount of $656,307 on the available-for-sale portfolio, as of July 1, 2010, were recognized in current period revenues as a reduction of unrealized gains on investments.  During the three-month period ended September 30, 2010, the market value of the Company’s trading portfolio increased by $9,253,540 before income taxes.  The increase in market value was recorded in current period revenues as unrealized gains on investments.

The Company’s reclassification of its available-for-sale investments to a trading portfolio had the following effect on items reporting in the Condensed Consolidated Financial Statements:

Increase (decrease) in:	For the nine months ended September 30, 2010	For the three months ended September 30, 2010
Unrealized gains on investments	$8,597,233	$8,597,233
Net income	$5,280,850	$5,280,850
Basic net income per common share	$0.13	$0.13
Fully diluted net income per common share	$0.13	$0.13
Cash flows from operating activities	$47,177,169	not presented
Cash flows from investing activities	$(47,177,169)	not presented

The Company will continue to record future changes in the market value of its trading portfolio directly to revenues as unrealized gains or losses on investments.

Fair Value of Financial Instruments.   The Company’s long-term debt was held at a carrying value of $23,529,412 and $24,632,353 as of September 30, 2010 and December 31, 2009, respectively.  The fair value of long-term debt as of September 30, 2010 was estimated based on discounted cash flows utilizing interest rates currently offered for similar products and was determined to be $18,175,475 and $18,299,889 as of September 30, 2010 and December 31, 2009, respectively.

Concentrations of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and reinsurance recoverables.

In order to reduce credit risk for amounts due from reinsurers, the Company’s primary insurance subsidiary, UPCIC, seeks to do business with financially sound reinsurance companies and regularly evaluates the financial strength of all reinsurers used. UPCIC’s largest reinsurer, Everest Reinsurance Company, has the following ratings from each of the rating agencies:  A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc.  As of

September 30, 2010 and December 31, 2009, UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus:

Reinsurer	As of September 30, 2010	As of December 31, 2009
Everest Reinsurance Company	$233,742,057	$ 208,129,753
Florida Hurricane Catastrophe Fund	n/a	24,888,534

Total	$233,742,057	$ 233,018,287

As of September 30, 2010 and December 31, 2009, UPCIC did not have any unsecured recoverables from unauthorized reinsurers exceeding 3% of UPCIC’s statutory surplus.

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

3.         Insurance Operations

The Company’s primary business consists of transacting homeowners’ insurance through UPCIC. UPCIC collects premiums from policyholders for coverage provided under its insurance policies. Unearned premiums represent amounts that UPCIC would be required to refund policyholders if their policies were canceled.  UPCIC determines unearned premiums by calculating the pro-rata amount that would be due to the policyholders at a given point in time based upon the premiums due for the full policy term.  At September 30, 2010, UPCIC serviced approximately 576,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $346,304,445 and in-force premiums of approximately $651,200,000.  At December 31, 2009, UPCIC serviced 541,000 homeowners’ and dwelling fire insurance policies with direct unearned premiums totaling $278,370,544 and in-force premiums of approximately $567,100,000.

The insurance premiums charged by UPCIC are subject to various statutory and regulatory requirements.  Among these, UPCIC must offer wind mitigation discounts in accordance with a program mandated by the Florida legislature and implemented by the Florida Office of Insurance Regulation (“OIR”).  The level of wind mitigation discounts mandated by the Florida legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant effect on UPCIC’s premium.  The following table reflects the effect of wind mitigation credits received by UPCIC policyholders:

		Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
06/01/2007	1.9%	$6,284,697	$487,866,319	1.3%
12/31/2007	11.8%	$31,951,623	$500,136,287	6.0%
03/31/2008	16.9%	$52,398,215	$501,523,343	9.5%
06/30/2008	21.3%	$74,185,924	$508,411,721	12.7%
09/30/2008	27.3%	$97,802,322	$515,560,249	16.0%
12/31/2008	31.1%	$123,524,911	$514,011,138	19.4%
03/31/2009	36.3%	$158,229,542	$530,029,572	23.0%
06/30/2009	40.4%	$188,053,342	$544,646,437	25.7%
09/30/2009	43.0%	$210,291,783	$554,378,761	27.5%
12/31/2009	45.2%	$219,974,130	$556,577,449	28.3%
03/31/2010	47.8%	$235,717,892	$569,870,173	29.3%
06/30/2010	50.9%	$281,386,124	$620,276,858	31.2%
09/30/2010	52.4%	$291,306,407	$634,285,246	31.5%

4.       Reinsurance

UPCIC seeks to protect against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of the hurricane season on June 1 of each year. UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements.

On May 31, 2010, UPCIC and Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”) mutually agreed to a Commutation and Settlement Agreement related to the Underlying Property Catastrophe Excess of Loss Reinsurance Contract effective March 23, 2010.  A replacement contract was entered into between the parties on June 1, 2010 as part of UPCIC’s reinsurance program in effect for the period June 1, 2010, through May 31, 2011.  In conjunction with the commutation and entering into a new contract, the Company contributed additional capital to T25 due to the increased reinsurance coverage and collateral requirements of the replacement contract, effective June 1, 2010.  The Company is the account owner of T25 under Bermuda law, and the reinsurance transactions between T25 and UPCIC are eliminated in consolidation.

UPCIC’s in-force policyholder coverage for windstorm exposures as of September 30, 2010 was approximately $124.2 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

The total cost of the Company's multiple line excess reinsurance program effective June 1, 2010 through May 31, 2011 is $3,500,000 of which the Company's cost is 50%, or $1,750,000, and the quota share reinsurers' cost is the remaining 50%. The total cost of the Company's property per risk reinsurance program effective June 1, 2010 through May 31, 2011 is $475,000.

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

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (“SBA”).  Under the reimbursement agreement, the FHCF would reimburse UPCIC, for each loss occurrence during the contract year, for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses, subject to an aggregate contract limit.  A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades.  For the contract year June 1, 2010 to May 31, 2011, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF.  UPCIC’s estimate of its traditional FHCF coverage is based upon UPCIC’s exposure in-force as of June 30, 2010, as reported by UPCIC to the FHCF on September 1, 2010 and is 90% of $1,118,744,624 in excess of $422,612,828.  The estimated premium for this coverage is $68,296,648.

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

On October 29, 2010, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly.  The SBA estimated that the FHCF’s total claims-paying capacity under current market conditions for the 2010 - 2011 contract year is projected to be $18.776 billion over the 12-month period following the estimate.  The SBA also referred to its report entitled, “October 2010 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s claims-paying capacity.  The Report estimated that the FHCF’s minimum 12-month claims-paying capacity is $19.414 billion and its maximum 12-month claims-paying capacity is $35.414 billion with an average claims-paying capacity of $25.414 billion.  This projected claims-paying capacity exceeds the FHCF’s maximum statutory obligation for 2010 of $18.776 billion.  Claims-paying capacity exceeding the FHCF’s maximum statutory obligation for a single contract year may be available for insurer reimbursements in future contract years. UPCIC purchased the FHCF Mandatory Layer of Coverage for the 2010 - 2011 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. In the event the aggregate amount of reimbursement coverage requested by insurers for a particular contract year exceeds the FHCF’s actual claims-paying capacity, the FHCF’s obligation to reimburse insurers is limited by law to its actual claims-paying capacity.  The aggregate cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.

The total cost of UPCIC's multiple line excess and property per risk reinsurance program effective June 1, 2010 through May 31, 2011 is $3,975,000 of which UPCIC's cost is $2,225,000, and the quota share reinsurers cost is the remaining $1,750,000.  The cost of UPCIC’s underlying excess catastrophe contract is $42,000,000, subject to a potential return premium of up to $31,458,000. The total cost of UPCIC's private catastrophe reinsurance program effective June 1, 2010 through May 31, 2011 is $134,538,000 of which UPCIC's cost is 50%, or $67,269,000, and the quota share reinsurers cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above, the cost of which is $16,210,064. UPCIC’s cost of the subsequent catastrophe event excess of loss reinsurance is $15,683,000. The estimated premium that UPCIC plans to cede to the FHCF for the 2010 hurricane season is $68,296,648 of which UPCIC's cost is 50%, or $34,148,324 and the quota share reinsurers' cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the ICBUI Program offered by the FHCF, the premium for which is $5,000,000 of which UPCIC's cost is 50%, or $2,500,000, and the quota share reinsurers' cost is the remaining 50%. The Company is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC's reinsurance program which could have a material adverse effect on the Company's business, financial condition and results of operations.  UPCIC’s private market reinsurance costs are subject to increases or decreases if changes in its earned premiums or the total insured value under its in-force policies as of August 31, 2010, are outside of ranges specified in certain of its reinsurance contracts.

Effective June 1, 2010 through December 31, 2010, the Company obtained $60,000,000 of coverage via a catastrophe risk-linked transaction contract in the event UPCIC’s catastrophe coverage is exhausted. The total cost of the Company’s risk-linked transaction contract is $8,250,000.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations. UPCIC estimates based upon its in-force exposures as of September 30, 2010, that it had coverage to approximately the 125-year Probable Maximum Loss (PML), modeled using AIR CLASIC/2 v.11.0, long term, without demand surge and without loss amplification.  PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 125-year PML represents a 0.800% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers on an automatic basis under reinsurance contracts.  The reinsurance arrangements are intended to provide UPCIC with the ability to limit its exposure to losses within its capital resources.  Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance. UPCIC submits the reinsurance program for regulatory review to the OIR.

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated Statements of Operations:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009

	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses

Direct	$520,781,570	$452,847,668	$156,537,023	$436,610,689	$401,605,845	$139,259,179
Ceded	(357,411,323)	(329,342,164)	(78,680,293)	(328,518,186)	(293,713,719)	(70,563,627)

Net	$163,370,247	$123,505,504	$77,856,730	$108,092,503	$107,892,126	$68,695,552

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009

	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses

Direct	$152,662,238	$162,093,491	$59,511,679	$134,626,400	$139,207,538	$48,330,038
Ceded	(108,539,124)	(113,262,337)	(30,141,553)	(104,152,022)	(106,449,802)	(24,561,309)

Net	$44,123,114	$48,831,154	$29,370,126	$30,474,378	$32,757,736	$23,768,729

Other Amounts:

Prepaid reinsurance premiums and reinsurance recoverables as of September 30, 2010 and December 31, 2009 were as follows:

	As of Sept. 30, 2010	As of December 31, 2009

Prepaid reinsurance premiums	$228,363,400	$200,294,241

Reinsurance recoverable on unpaid losses and LAE	$67,151,722	$62,900,913
Reinsurance recoverable on paid losses	184,511	28,915,520
Reinsurance recoverables	$67,336,233	$91,816,433

The Company has determined that a right of offset exists between UPCIC and its reinsurers. Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as follows:

	As of Sept. 30, 2010	As of December 31, 2009

Reinsurance payable, net of ceding commissions due from reinsurers	$109,972,621	$105,536,847
Inuring premiums receivable	(42,040,290)	(32,432,252)

Reinsurance payable, net	$67,932,331	$73,104,595

5.           Investments

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010.  As a result of the reclassification, pre-tax net unrealized losses in the amount of $656,307 on the available-for-sale portfolio, as of July 1, 2010, were recognized in current period revenues as a reduction of unrealized gains on investments.  During the three-month period ended September 30, 2010, the market value of the Company’s trading portfolio increased by $9,253,540 before income taxes.  The increase in market value was recorded in current period revenues as unrealized gains on investments.  The Company will continue to record future changes in the market value of its trading portfolio directly to revenues as unrealized gains or losses on investments.  The net unrealized gain on investments relating to the trading portfolio of $8,597,233 is recorded in the Condensed Consolidated Statement of Operations caption "Unrealized Gains on Investments.”

Major sources of net investment income, are summarized as follows:

	For the Nine Months Ended September 30,
	2010	2009
Cash and cash equivalents	$109,150	$253,073
Fixed maturities	710,325	1,136,568
Equity securities	36,530	634,362
Total investment income	856,005	2,024,003
Less investment expenses	(479,430)	(638,996)

Net investment income	$376,575	$1,385,007

As of September 30, 2010 and December 31, 2009, the Company’s investments consisted of cash and cash equivalents, and investments with carrying values of $399,328,039 and $307,721,301, respectively.

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

Cash and cash equivalents consisted of checking, repurchase, and money market accounts with carrying values of $294,972,027 and $192,924,291 as of September 30, 2010 and December 31, 2009, respectively, held at the following financial institutions:

	As of September 30, 2010
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	$0	$71,454,904	$71,454,904	24.2%
Evergreen Investment Management
Company, L.L.C.	0	2,909	2,909	0.0%
SunTrust Bank	1,203,993	0	1,203,993	0.4%
SunTrust Bank Institutional
Asset Services	0	197,938,069	197,938,069	67.2%
Wachovia Bank, N.A.	660,389		660,389	0.2%
Bank of New York Trust Fund	0	23,276,955	23,276,955	7.9%
All Other Banking Institutions	434,808	0	434,808	0.1%
	$2,299,190	$292,672,837	$294,972,027	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

	As of December 31, 2009
Financial Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	$0	$71,977,371	$71,977,371	37.3%
Evergreen Investment Management	0	26,909	26,909	0.0%
Company, L.L.C.
SunTrust Bank	1,063,785	0	1,063,785	0.5%
SunTrust Bank Institutional
Asset Services	0	102,257,833	102,257,833	53.0%
Wachovia Bank, N.A.	489,051	0	489,051	0.3%
Bank of New York Trust Fund	0	16,515,181	16,515,181	8.6%
All Other Banking Institutions	594,161	0	594,161	0.3%
	$2,146,997	$190,777,294	$192,924,291	100.0%

(1) Funds invested with Evergreen Investment Management Company, L.L.C.

Effective July 1, 2010, the Company’s investments are classified as trading securities. These securities are reported at fair value, with unrealized gains and losses included in earnings.

The following table shows the realized gains and losses for fixed maturities and equity securities, for the nine-month and three-month periods ended September 30, 2010.

	For the Nine Months Ended	For the Three Months Ended
	September 30, 2010	September 30, 2010
Fixed maturities	$4,498,755	$2,602,654
Equity securities	11,187,280	3,993,320
Total realized gains	$15,686,035	$6,595,974

Fixed maturities	$(365,171)	$(81,269)
Equity securities	(3,177,480)	(167,665)
Other Investments	(150,025)	(98,025)
Total realized losses	$(3,692,676)	$(346,959)

Net realized gains on investments	$11,993,359	$6,249,015

The Company’s investment portfolio as of September 30, 2010 consisted of trading securities carried at fair value.  A summary of the available-for-sale amortized cost (fixed maturities), cost (equity securities), estimated fair value, gross unrealized gains, and gross unrealized losses of fixed maturities and equity securities at December 31, 2009 follows.

	December 31, 2009
	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
US government and agency obligations	$42,296,727	$37,623	$(945,342)	$41,389,008
Total fixed maturities	$42,296,727	$37,623	$(945,342)	$41,389,008

Equity securities:
Commodities	$53,098,484	$4,079,387	$(216,691)	$56,961,180
Common stock	18,437,549	199,045	(2,189,772)	16,446,822
Total equity securities	$71,536,033	$4,278,432	$(2,406,463)	$73,408,002

The following tables summarize, by type, the Company’s investments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Available for sale
Fixed maturities, at fair value:
US government and agency obligations	$-	0.0%	$41,389,008	36.1%

Equity securities, at fair value:
Commodities	-	0.0%	56,961,180	49.6%
Common stock	-	0.0%	16,446,822	14.3%

Total investments	$-	0.00%	$114,797,010	100.00%

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Trading
Fixed maturities, at fair value:
US government and agency obligations	$3,465,332	3.3%	$-	0.0%
Foreign obligations	6,173,911	5.9%	-	0.0%

Equity securities, at fair value:
Commodities	84,388,400	80.9%	-	0.0%
Common stock	10,328,369	9.9%	-	0.0%

Total investments	$104,356,012	100.00%	$-	0.00%

Below is a summary of fixed maturities at September 30, 2010 and December 31, 2009 by contractual or expected periods.

Available-for-sale	September 30, 2010		December 31, 2009
Contractual or Expected Period:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	176,350	180,901
Due after five years through ten years	-	-	2,909,446	2,942,497
Due after ten years	-	-	39,210,931	38,265,610

Total	$-	$-	$42,296,727	$41,389,008

Trading	September 30, 2010		December 31, 2009
Contractual or Expected Period:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,356,843	$3,393,067	$-	$-
Due after one year through five years	2,889,897	2,961,866	-	-
Due after five years through ten years	3,019,144	3,284,310	-	-
Due after ten years	-	-	-	-

Total	$9,265,884	$9,639,243	$-	$-

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

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate.  For the first three years of the term of the surplus note, UPCIC was required to pay interest only. All payments of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR.  Equal quarterly principal installment payments of $367,647 commenced on January 1, 2010.

As of September 30, 2010 and December 31, 2009, the balances due under the surplus note are shown in the Company’s condensed consolidated Balance Sheets as Long-Term Debt with carrying values of $23,529,412 and $24,632,353, respectively.

Future repayments of principal are due as follows:

2010	$ -
2011	1,470,588
2012	1,470,588
2013	1,470,588
2014	1,470,588
Thereafter	17,647,060
Total	$23,529,412

In May 2008, the Florida Legislature passed a law providing participants in the Program an opportunity to amend the terms of their surplus notes based on law changes. The new law contains methods for calculating compliance with the writing ratio requirements that are more favorable to UPCIC than prior law and the prior terms of the existing surplus note. On November 6, 2008, UPCIC and the SBA executed an addendum to the surplus note (“the addendum”) that reflected these law changes.  The terms of the addendum were effective July 1, 2008.  In addition to other less significant changes, the addendum modified the definitions of Minimum Required Surplus, Minimum Writing Ratio, Surplus, and Gross Written Premium, respectively, as defined in the original surplus note.

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

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio.  Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified.  As of September 30, 2010, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

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

In September 2009, Atlas received notification that, effective September 27, 2010, Flatiron will not be renewing the funding and servicing agreement with Atlas. Flatiron stated in the notice to Atlas that its business environment and goals had changed and it had made a strategic decision to exit this particular business activity.  Accordingly, on September 17, 2010, Atlas paid off its loan with Flatiron in full and the parties terminated the Sale and Assignment Agreement and other related agreements. The Company recorded a corresponding loan to Atlas which was eliminated in consolidation.

Interest Expense

Interest expense, comprised primarily of interest on the surplus note, was $710,517 and $573,323, respectively, for the nine month periods ended September 30, 2010 and 2009 and $206,768 and $235,786 respectively,  for the three-month periods ended September 30, 2010 and 2009.

7.      Regulatory Requirements and Restrictions

UPCIC is subject to comprehensive regulation by the OIR. The Florida Insurance Code (the “Code”) requires UPCIC to maintain minimum statutory surplus of the greater of 10% of its total liabilities or

$4,000,000.  UPCIC is also required to adhere to prescribed premium-to-surplus ratios required by the Code and to maintain approved securities on deposit with the state of Florida.  UPCIC’s statutory surplus as of September 30, 2010 is $106,000,341, which satisfies the minimum statutory surplus required by the Code.

The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to certain statutory restrictions. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. During the nine-month periods ended September 30, 2010 and 2009, UPCIC did not pay dividends to the Company.

UPCIC is required annually to comply with the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in relation to its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of a weak or deteriorating condition. As of December 31, 2009, based on the calculations using the appropriate NAIC RBC formula, UPCIC’s reported total adjusted capital was in excess of the requirements.

8.           Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the nine-month periods ended September 30, 2010 and 2009, the Company expensed claims adjusting fees of $360,000 and $345,000, respectively, to Downes and Associates.

During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217,169 and $162,876, respectively. These amounts were repaid to the Company during February 2010.

9.    Income Tax Provision

Deferred income taxes represent the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effects of temporary differences are as follows:

	As of September 30, 2010	As of December 31, 2009
Deferred income tax assets:
Unearned premiums	$ 9,099,152	$ 6,023,587
Advanced premiums	1,557,207	1,266,152
Unpaid losses	1,987,558	1,836,061
Regulatory assessments	535,240	1,605,884
Executive compensation	-	181,992
Shareholder compensation	446,550	327,553
Stock option expense	3,334,872	3,037,961
Accrued wages	338,543	423,190
Allowance for uncollectible receivables	644,143	1,042,228
Additional tax basis of securities	180,184	140,878
Restricted stock grant	276,193	9,882
Recognition of OTTI	306,897	-
Other	-	3,876

Total deferred income tax assets	18,706,539	15,899,244

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(4,957,986)	(3,650,979)
Net unrealized gains on investments	(3,414)	(353,976)
Market value gains on trading securities	(3,278,569)	-
Total deferred income tax liabilities	(8,239,969)	(4,004,955)

Net deferred income tax asset	$ 10,466,570	$ 11,894,289

A valuation allowance was deemed unnecessary as of September 30, 2010 and December 31, 2009, respectively, as management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

The State of Florida income tax is included in the Company’s income taxes at a statutory rate of 5.5%.

The 2006 consolidated federal income tax return for Universal Insurance Holdings, Inc & Subsidiaries was examined by the Internal Revenue Service in 2009. The audit was completed and settled in October 2009 with no major issues. The combination of positive and negative adjustments resulted in an agreed upon assessment of $3,144, which was paid by the Company in January 2010.

The Company’s earliest open tax year for purposes of examination of its income tax liability due to taxing authorities is the year ended December 31, 2007.

10.           Stockholders’ Equity

Cumulative Preferred Stock

During the nine month period ended September 30, 2010, preferred stockholders converted 950 shares of Series M Preferred Stock into 1,187 shares of Common Stock. During the nine month period ended September 30, 2009, preferred stockholders converted 30,000 shares of Series A Preferred Stock into

75,000 shares of Common Stock. As of September 30, 2010 the Company had 19,950 and 87,740 shares of issued and outstanding Series A and Series M Preferred Stock, respectively.

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

Stock Options

Summaries of the option activity for the nine-month periods ended September 30, 2010 and 2009 are presented below:

					Aggregate
	Number	Option Price per Share			Intrinsic
	of Shares	Low	High	Weighted Avg.	Value

Outstanding January 1, 2010	6,345,000	$0.50	$6.50	$3.21	$17,888,900
Granted	1,665,000	$4.87	$5.84	$5.07
Exercised	(2,230,000)	$0.70	$3.90	$1.49
Expired	-
Outstanding September 30, 2010	5,780,000	$0.50	$6.50	$4.41	$4,613,100

Outstanding January 1, 2009	6,650,000	$0.50	$6.50	$3.15	$3,795,250
Granted	-
Exercised	(65,000)	$1.10	$3.90	$3.00
Expired	-
Outstanding September 30, 2009	6,585,000	$0.50	$6.50	$3.15	$14,685,300

On February 2, 2010, the Company granted non-qualified stock options for an aggregate 350,000 shares of Common Stock to Sean P. Downes, the Company’s Chief Operating Officer and Senior Vice President in consideration for services rendered pursuant to terms of an employment agreement and to provide Mr. Downes with a continued incentive to share in the success of the Company.  The options have an exercise price of $5.84 and expire on February 2, 2015.

On May 19, 2010, the Company granted options to purchase an aggregate of 1,315,000 shares of common stock to the Company's directors (225,000 shares), executive officers (775,000 shares) and management (315,000 shares) of which 50% of the options vested immediately and 50% are expected to vest on May 19, 2011.  The options have an exercise price of $4.87 per share and expire on May 19, 2015. The options granted to Bradley I. Meier, the Company's President and Chief Executive Officer and to Sean P. Downes, the Company's Chief Operating Officer and Senior Vice President, are only exercisable on such date or dates as the fair market value, as defined in 2009 Omnibus Incentive Plan, of the Company's common stock is and has been at least one-hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

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

Of the 2,230,000 aggregate number of options exercised during the nine-month period ended September 30, 2010, options to purchase 10,000 shares of Common Stock were settled in cash and 2,220,000 were cashless exercises in which the Company retained treasury shares as settlement of the optionees’ cost of exercise and required payroll taxes.

As of September 30, 2010, there were 5,780,000 options outstanding with an aggregate intrinsic value of $4,613,100 and a weighted average remaining contractual life of 2.82 years.  Of the total number of options outstanding, 4,782,500 options are fully vested and exercisable.

As of September 30, 2009, there were 6,585,000 options outstanding with an aggregate intrinsic value of $14,685,300 and a weighted average remaining contractual life of 2.34 years.  Of the total number of options outstanding, 4,265,000 options were fully vested and exercisable.

Common Stock

As of September 30, 2010, the Company had 40,877,087 shares of issued Common Stock consisting of 1,711,054 treasury shares, and 39,166,033 shares outstanding.

The following table summarizes the activity relating to shares of the Company’s Common Stock during the nine-month period ended September 30, 2010:

	Issued Shares	Treasury Shares	Shares Held in Trust	Outstanding Shares

Balance, January 1, 2010	40,214,884	(1,809,119)	(631,000)	37,774,765
Issued Shares	2,394	-	-	2,394
Options exercised	1,599,000	-	631,000	2,230,000
Shares applied to exercise price and payroll taxes:
Shares held in trust	-	(1,141,126)	-	(1,141,126)
Shares cancelled	(1,239,190)	1,239,190	-	-
Restricted stock grant	300,000	-	-	300,000

Balance, September 30, 2010	40,877,088	(1,711,055)	-	39,166,033

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

Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE Amex Equities, and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Income Tax Benefit

The Company realized actual income tax benefits from the tax deductible expense relating to the exercise of stock options and the vesting of restricted stock totaling $4,020,789, and $49,549 during the nine-month periods ended September 30, 2010 and 2009, respectively.

Dividends Declared

During the nine-month periods ended September 30, 2010 and 2009, the Company declared dividends on its outstanding shares of Common Stock to its shareholders of record as follows:

	For the nine-month period ended		For the nine-month period ended
	September 30, 2010		September 30, 2009
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount

First Quarter	$0.12	$4,699,926	$0.22	$8,268,278
Second Quarter	$0.10	$3,916,724	$0.12	$4,516,461
Third Quarter	-	-	-	-

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the nine-month and three-month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009

	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$32,155,662			$31,590,908
Less: preferred stocks dividends	(14,963)			(22,463)
Income available to common stockholders	$32,140,699	39,075,571	$0.82	$31,568,445	37,601,409	$0.84

Effect of dilutive securities:

Stock options and warrants	-	1,150,946	(0.02)	-	2,593,855	(0.05)
Preferred stock	14,963	159,928	-	22,463	179,145	(0.01)
Income available to common stockholders and assumed conversion	$32,155,662	40,386,445	0.80	$31,590,908	40,374,409	$0.78

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009

	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$14,444,685			$11,514,520
Less: preferred stocks dividends	(4,988)			(4,988)
Income available to common stockholders	$14,439,697	39,167,241	$0.37	$11,509,532	37,625,013	$0.31

Effect of dilutive securities:

Stock options and warrants	-	949,485	(0.01)	-	2,885,758	(0.03)
Preferred stock	4,988	159,550	-	4,988	160,738	0.00
Income available to common stockholders and assumed conversion	$14,444,685	40,276,276	$0.36	$11,514,520	40,671,509	$0.28

14.           Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the nine-month and three-month periods ended September 30, 2010 and 2009 are as follows:

	For the Nine Months			For the Nine Months
	Ended September 30, 2010			Ended September 30, 2009
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Net unrealized gains on available-for-sale
investments arising during the periods	$4,979,278	$(1,920,757)	$3,058,521	$27,219,627	$(10,499,972)	$16,719,655

Less: realized gains on investments	5,744,344	(2,215,881)	3,528,463	13,588,681	(5,241,834)	8,346,847

Less: reclassification of unrealized losses
relating to the reclassification of investment
portfolio to trading from available-for-sale	(656,307)	253,170	(403,137)	-	-	-

Less: realized foreign currency gains
on investments	809,050	(312,091)	496,959	6,156,945	(2,375,042)	3,781,903

Less: other	(9,031)	3,484	(5,547)	-	-	-

Change in net unrealized gains
on available-for-sale investments	(908,778)	350,561	(558,217)	7,474,001	(2,883,096)	4,590,905

Other comprehensive (loss) income	$(908,778)	$350,561	$(558,217)	$7,474,001	$(2,883,096)	$4,590,905

	For the Three Months			For the Three Months
	Ended September 30, 2010			Ended September 30, 2009
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Net unrealized gains on available-for-sale
investments arising during the periods	$-	$-	$-	$12,243,930	$(4,689,936)	$7,553,994

Less: realized gains on investments	-	-	-	12,136,072	(4,681,490)	7,454,582

Less: reclassification of unrealized losses
relating to the reclassification of investment
portfolio to trading from available-for-sale	(656,307)	253,170	(403,137)	-	-	-

Less: realized foreign currency gains
on investments		-	-	6,084,629	(2,347,146)	3,737,483

Less: other	(9,031)	3,484	(5,547)	-	-	-

Change in net unrealized gains
on available-for-sale investments	665,338	(256,654)	408,684	(5,976,771)	2,338,700	(3,638,071)

Other comprehensive income (loss)	$665,338	$(256,654)	$408,684	$(5,976,771)	$2,338,700	$(3,638,071)

15.           Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2010.

On October 6, 2010, the Company’s Board of Directors declared a dividend of $0.10 per share on its outstanding common stock. The dividend is payable on November 5, 2010 to stockholders of record as of October 22, 2010 in the aggregate amount of $3,916,724.

On October 18, 2010, the Company announced that UPCIC received approval from the Massachusetts Division of Insurance to write property and casualty insurance in the Commonwealth of Massachusetts and withdrew its application to provide property and casualty insurance in the Commonwealth of Virginia.

16.           Fair Value Disclosure

Financial assets and financial liabilities recorded on the condensed consolidated Balance Sheets at fair value as of September 30, 2010 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	As of September 30, 2010
US government obligations and agencies	$3,465,332	$-	$-	$3,465,332
Foreign obligations	6,173,911	-	-	6,173,911
Equity securities	94,716,769	-	-	94,716,769

Total invested assets	$104,356,012	$-	$-	$104,356,012

	As of December 31, 2009
US government obligations and agencies	$41,389,008	$-	$-	$41,389,008
Equity securities	73,408,002	-	-	73,408,002

Total invested assets	$114,797,010	$-	$-	$114,797,010

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

The Company has since evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing.  The Company’s primary product is homeowners’ insurance.  The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes.  Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure.  UPCIC’s portfolio as of September 30, 2010 includes approximately 565,000 policies with coverage for wind risks and 11,000 policies without wind risks.  The average premium for a policy with wind coverage is approximately $1,142 and the average premium for a policy without wind coverage is approximately $502.  UPCIC had in-force premiums of approximately $651.2 million as of September 30, 2010.

The Code requires applicants to have a minimum capitalization of $5.0 million to become licensed as an insurance company in the State of Florida.  Upon being issued an insurance license, companies must maintain capitalization of the greater of ten percent of the insurer’s total liabilities or $4.0 million.  If an insurance company’s capitalization falls below the minimum requirements, then the company will be deemed out of compliance with the Code, which could result in revocation of the participant’s license to operate as an insurance company in the State of Florida.  UPCIC’s statutory capital and surplus was $106,000,341 at September 30, 2010 and exceeded the minimum capital and surplus requirements.  UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

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

On July 16, 2008, August 18, 2008, September 30, 2008, and January 29, 2009, UPCIC was licensed to transact insurance business within the States of South Carolina, Hawaii, North Carolina, and Georgia, respectively.  The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted.  UPCIC  commenced writing homeowners policies in South Carolina in 2008 and North Carolina and Hawaii in 2009. During the three-month periods ended September 30, 2010 and 2009, direct written premiums in these states aggregated approximately $4.4 million and $2.5 million, respectively.

On March 5, 2010, the Company's Board of Directors approved the Company's plans for UPCIC to apply for expansion in five additional states including Maryland, Massachusetts, New Jersey, New York, and

Virginia. On October 18, 2010, the Company announced that UPCIC received approval from the Massachusetts Division of Insurance to write property and casualty insurance in the Commonwealth of Massachusetts and withdrew its application to provide property and casualty insurance in the Commonwealth of Virginia.  There is no assurance that the Company will be successful in obtaining licenses in the remaining states and no prediction of when, if licensed, the Company will commence operations in any of these states.

The Company expects that premiums from policy renewals and new business in the remaining states will be sufficient to meet the Company’s working capital requirements beyond the next twelve months.

On October 19, 2009, UPCIC received approval for a premium rate increase for its homeowner’s program within the State of Florida.  The premium rate increase averaged approximately 14.6 percent statewide.  The effective dates for the premium rate increase were October 22, 2009 for new business and December 11, 2009 for renewal business.  UPCIC expects the approved premium rate increases to have a favorable effect on premiums written and earned in future months as new and renewal policies are written at the higher rates.

On November 3, 2009, UPCIC received approval for a premium rate increase for its dwelling fire program within the State of Florida.  The premium rate increase averaged approximately 14.8 percent statewide.  The effective dates for the premium rate increase were November 5, 2009 for new business and December 29, 2009 for renewal business.  UPCIC expects the approved premium rate increases to have a favorable effect on premiums written and earned in future months as new and renewal policies are written at the higher rates.

In December 2008, the Company obtained regulatory approval for another Florida-domiciled property and casualty insurance company, American Platinum Property & Casualty Insurance Company (“APPCIC”). APPCIC currently does not have any active insurance business. Management continues to evaluate business opportunities for APPCIC.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the nine-month period ended September 30, 2010.

Related Parties

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the nine month periods ended September 30, 2010 and 2009, the Company expensed claims adjusting fees of $360,000 and $345,000, respectively, to Downes and Associates.

During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217,169 and $162,876, respectively. These amounts were repaid to the Company during February 2010.

Analysis of Financial Condition - As of September 30, 2010 Compared to December 31, 2009

The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans. The Company held cash and cash equivalents at September 30, 2010 and December 31, 2009 of $294,972,027 and $192,924,291, respectively.

The Company believes that premiums will be sufficient to meet the Company’s working capital requirements for at least the next twelve months. The Company’s policy is to invest amounts considered to be in excess of current working capital requirements.

The Company reduced its aggregate  investments in fixed maturities and equity securities to $104,356,012 as of September 30, 2010 from $114,797,010 as of December 31, 2009 in response to market conditions.

 The following table summarizes, by type, the carrying values of the Company’s investments:

	As of September 30,	As of December 31,
Type of Investment	2010	2009
Cash and cash equivalents	$294,972,027	$192,924,291
Fixed maturities, available-for-sale	-	41,389,008
Equity securities, available-for-sale	-	73,408,002
Fixed maturities, trading	9,639,243	-
Equity securities, trading	94,716,769	-
Real estate, net	4,100,540	3,289,893

Total Investments	$403,428,579	$311,011,194

The Company’s liability for Reinsurance Payable decreased $5,172,264 to $67,932,331 during the nine-month period ended September 30, 2010 from $73,104,595 as of year-end 2009, primarily due to the timing of settlements with reinsurers.

Results of Operations – Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The Company’s operating results for the nine-month period ended September 30, 2010 continued to be adversely affected by broader conditions in the Florida residential insurance market.  The Florida legislature expanded the reimbursement coverage available from the Florida Hurricane Catastrophe Fund in 2007, and required residential insurers in Florida to reduce rates based upon presumptive costs savings as calculated by the Florida Office of Insurance Regulation (OIR) and later based upon a true-up filing using their own data.  In 2007, the Florida Financial Services Commission increased then-existing discounts available for homes built with certain windstorm loss reduction devices.  We believe these cumulative discounts result in premium reductions that are greater than the estimated reductions in losses.

The Company’s operating results for the nine-month period ended September 30, 2010 were also influenced by legislative enactments relating to claims payments.  Following the 2004 and 2005 hurricane seasons, the Florida legislature required all insurers issuing replacement cost policies to pay the full replacement cost of damaged properties without deducting depreciation whether or not the insureds repaired or replaced the damaged property.  Under prior law, insurers could pay the depreciated value of the property until insureds commenced repairs or replacement.  The new law has led to an increase in disagreements regarding the scope of damage and has resulted in insureds receiving claims payments and not repairing the damage.  Although UPCIC seeks to diligently review claims and promptly pay meritorious amounts, the Company’s operating results may be affected by a claims environment in Florida that produces opportunities for fraudulent or overstated claims.

The nine-month period ended September 30, 2010 saw continued growth in policy count for UPCIC, the Company’s wholly-owned regulated insurance subsidiary. The increase in the number of policies in-force continued to be the result of heightened relationships with existing agents, an increase in the number of new agents, and continued expansion within Florida and in South Carolina, North Carolina, and Hawaii.

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

Florida’s Legislature also has implemented strategies to improve the ability of residential structures to withstand hurricanes. New construction must meet stronger building codes. An increasing number of insureds have qualified for insurance premium discounts as new homes were built and existing homes retrofitted. These premium discounts result from homes’ supposed reduced vulnerability to hurricane losses due to the mitigation efforts, which UPCIC takes into account in its underwriting and profitability models.

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

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010.  As a result of the reclassification, pre-tax net unrealized losses in the amount of $656,307 on the available-for-sale portfolio, as of July 1, 2010, were recognized in current period revenues as a reduction of unrealized gains on investments.  During the three-month period ended September 30, 2010, the market value of the Company’s trading portfolio increased by $9,253,540 before income taxes.  The increase in market value was recorded in current period revenues as unrealized gains on investments.  The Company will continue to record future changes in the market value of its trading portfolio directly to revenues as unrealized gains or losses on investments.

Net income increased 1.8% to $32,155,662 for the nine-month period ended September 30, 2010 from $31,590,908 for the nine-month period ended September 30, 2009. The Company’s earnings per diluted share were $0.80 for the 2010 period versus $0.78 in the same period last year.  The Company continues to experience an increase in the number of homeowners and dwelling fire insurance policies written by UPCIC and increases in direct premium written during the nine-month period ending September 30, 2010. The aforementioned reclassification of the Company’s available-for-sale investment portfolio to a trading securities portfolio increased net income by $5,280,850, and basic net income per common share and fully diluted net income per common share by $0.13, during the nine-month period ended September 30, 2010.

Comprehensive income decreased 12.7% to $31,597,445 for the nine-month period ended September 30, 2010 from $36,181,813 for the nine-month period ended September 30, 2009 as a result of the $564,754 increase in net income and a decrease in the change in net unrealized gains on investments of $5,149,122, net of taxes.  The increase in the change in net unrealized gains on investments is attributable to the reclassification of net unrealized losses of $403,705 to current period revenue, relating to the aforemention reclassification of the Company’s available-for-sale investment portfolio to a trading securities portfolio, during the 2010 period.  In addition,  during the 2010 period, realized gains and foreign currency gains exceeded unrealized gains on available-for-sale investments arising during the period by $966,901 as compared to realized gains and foreign currency gains being less than net unrealized gains and foreign currency gains arising during the period by $4,590,905 in the 2009 period.

Direct premiums written increased 19.3% to $520,781,570 during the nine-month period ending September 30, 2010 from $436,610,689 in the same period of 2009.

Net premiums earned increased 14.5% to $123,505,504 for the nine-month period ended September 30, 2010 from $107,892,126 for the nine-month period ended September 30, 2009. The increase is due to an increase in net premiums written.

Total direct premiums earned increased 12.8% in the nine-month 2010 period compared to the same period in 2009. As of September 30, 2010, UPCIC was servicing approximately 576,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $651,200,000 and average in-force premiums of $947 per dwelling fire policy, $2,022 per homeowners policy and $583 per condominium/renters policy.  As of September 30, 2009, UPCIC was servicing approximately 536,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $563,000,000 and comparable average in-force premiums by policy type of $856, $1,853, and $521 for dwelling fire, homeowners', and condominium/renters, respectively.

Net investment income decreased 72.8% to $376,575 for the nine-month period ended September 30, 2010 from $1,385,007 for the nine-month period ended September 30, 2009. Net investment income is comprised primarily of interest and dividends.  The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the nine-month period ended September 30, 2010.

Realized gains on investments decreased to $11,993,359 for the nine-month period ended September 30, 2010 from $13,588,681 for the nine-month period ended September 30, 2009.  The decrease is due to an other-than-temporary impairment on investments recognized during the first quarter of 2010 and the economic results of sales of securities during the respective periods.

Unrealized gains on investments of $8,597,233 were recognized as income during the three-month period ended September 30, 2010 relating to the previously described reclassification of the Company’s investments to a trading portfolio from an available-for-sale portfolio.  In previous periods, the changes in unrealized gains and losses on the Company’s available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.

Foreign currency gains on investments decreased to $800,990 for the nine-month period ended September 30, 2010 from $6,156,945 for the nine-month period ended September 30, 2009.  The decrease is due to changes in the Company’s investment portfolio in foreign-denominated fixed maturities and equity securities.

Commission revenue increased 8.8% to $25,469,318 for the nine-month period ended September 30, 2010 from $23,413,086 for the nine-month period ended September 30, 2009. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is primarily attributable to an increase in managing general agent’s policy fee income of approximately $767,000 and an increase in reinsurance commission sharing of $1,289,000.

Other revenue decreased 17.2% to $3,488,748 for the nine-month period ended September 30, 2010 from $4,214,347 for the nine-month period ended September 30, 2009. The decrease is primarily due to a decrease in payment plan fee revenue.

Net losses and LAE increased 13.3% to $77,856,730 for the nine-month period ended September 30, 2010 from $68,695,552 for the nine-month period ended September 30, 2009.  The Company incurred an increase in net losses and LAE in connection with the servicing of additional policies.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 63.0% and 63.7% during the nine-month periods ended September 30, 2010 and 2009, respectively, and were comprised of the following components:

	Nine months ended September 30, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$156,537,023	$78,680,292	$77,856,730
Premiums earned	$452,847,668	$329,342,164	$123,505,504
Loss & LAE ratios	34.6%	23.9%	63.0%

Nine months ended September 30, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$139,259,179	$70,563,627	$68,695,552
Premiums earned	$401,605,845	$293,713,719	$107,892,126
Loss & LAE ratios	34.7%	24.0%	63.7%

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and the Company’s results of operations and financial position. During the nine-month periods ended September 30, 2010 and 2009, neither UPCIC nor the Company experienced any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes UPCIC’s and the Company’s catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of UPCIC’s reinsurance program.

General and administrative expenses increased 19.1% to $43,820,836 for the nine-month period ended September 30, 2010 from $36,789,168 for the nine-month period ended September 30, 2009. The increase in general and administrative expenses was primarily attributable to increases in commissions on direct premiums and insurance premium taxes, which are attributable to an increase in direct written premiums from growth in the number of policies in-force and increases in the average in-force premium per policy. These increased expenses were partially offset by an increase in ceding commissions.

Federal and state income taxes increased 4.2% to $20,398,499 for the nine-month period ended September 30, 2010 from $19,574,564 for the nine-month period ended September 30, 2009. Federal and state income taxes were 38.8% of pretax income for the nine-month period ended September 30, 2010, and 38.3% for the nine-month period ended September 30, 2009. The increase in income tax expense is primarily due to higher income before income taxes.

Results of Operations - Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010.  As a result of the reclassification, pre-tax net unrealized losses in the amount of $656,307 on the available-for-sale portfolio, as of July 1, 2010, were recognized in current period revenues as a reduction of unrealized gains on investments.  During the three-month period ended September 30, 2010, the market value of the Company’s trading portfolio increased by $9,253,540 before income taxes.  The increase in market value was recorded in current period revenues as unrealized gains on investments.  The Company will continue to record future changes in the market value of its trading portfolio directly to revenues as unrealized gains or losses on investments.

Net income increased 25.4% to $14,444,685 for the three-month period ended September 30, 2010 from $11,514,520 for the three-month period ended September 30, 2009. The Company’s earnings per diluted share were $0.36 for the 2010 period versus $0.28 in the same period last year.  There was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and increases in direct premiums written during the three-month period ending September 30, 2010.  The aforementioned reclassification of the Company’s available-for-sale investment portfolio to a trading securities portfolio increased net income by $5,280,850, and basic net income per common share and fully diluted net income per common share by $0.13 and $0.12, respectively, during the three-month period ended September 30, 2010.

Comprehensive income increased 88.6% to $14,853,369 for the three-month period ended September 30, 2010 from $7,876,449 for the three-month period ended September 30, 2009 as a result of the  $2,930,165 increase in net income and an increase in the change in net unrealized gains on investments of $4,046,755, net of taxes.  The increase in the change in net unrealized gains on investments is attributable to the reclassification of net unrealized losses of $403,705 to current period revenue, relating to the aforemention reclassification of the Company’s available-for-sale investment portfolio to a trading securities portfolio, during the 2010 period as compared to realized gains and foreign currency gains exceeding net unrealized gains and foreign currency gains by $3,638,071 during the 2009 period.

Direct premiums written increased 13.4% to $152,662,238 during the three-month period ending September 30, 2010 from $134,626,400 in the same period of 2009.

Net premiums earned increased 49.1% to $48,831,154 for the three-month period ended September 30, 2010 from $32,757,736 for the three-month period ended September 30, 2009. The increase is due to an increase in net premiums written.

Total direct premiums earned increased 16.4% in the three-month 2010 period compared to the same period in 2009. As of September 30, 2010, UPCIC was servicing approximately 576,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $651,200,000 and average in-force premiums of $947 per dwelling fire policy, $2,022 per homeowners policy and $583 per condominium/renters policy.  As of September 30, 2009, UPCIC was servicing approximately 536,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $563,000,000 and comparable average in-force premiums by policy type of $856, $1,853, and $521 for dwelling fire, homeowners', and condominium/renters, respectively.

Net investment income decreased 88.7% to $66,004 for the three-month period ended September 30, 2010 from $586,525 for the three-month period ended September 30, 2009. Net investment income is comprised primarily of interest and dividends.  The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the three-month period ended September 30, 2010.

Realized gains on investments decreased to $6,249,015 for the three-month period ended September 30, 2010 from $12,136,072 for the three-month period ended September 30, 2009.  The decrease is due to the economic results of sales of securities during the respective periods.

Unrealized gains on investments of $8,597,233 were recognized as income during the three-month period ended September 30, 2010 relating to the previously described reclassification of the Company’s investments to a trading portfolio from an available-for-sale portfolio.  In previous periods, the changes in unrealized gains and losses on the Company’s available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.

Commission revenue decreased 1.9% to $7,948,019 for the three-month period ended September 30, 2010 from $8,105,468 for the three-month period ended September 30, 2009. Commission revenue is comprised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies, reinsurance commission sharing agreements, and commissions generated from agency operations. The decrease is primarily attributable to a decrease in reinsurance commission sharing of approximately $377,000 net of an increase in managing general agent’s policy fee income of approximately $221,000.

Other revenue increased 11.9% to $1,468,416 for the three-month period ended September 30, 2010 from $1,312,617 for the three-month period ended September 30, 2009. The increase is primarily due to a higher volume of fees earned on payment plans offered to policyholders by UPCIC.

Net losses and LAE increased 23.6% to $29,370,125 for the three-month period ended September 30, 2010 from $23,768,729 for the three-month period ended September 30, 2009.  The Company incurred an increase in net losses and LAE in connection with the servicing of additional policies.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 60.1% and 72.6% during the three-month periods ended September 30, 2010 and 2009, respectively, and were comprised of the following components:

	Three months ended September 30, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$59,511,679	$30,141,554	$29,370,126
Premiums earned	$162,093,491	$113,262,337	$48,831,154
Loss & LAE ratios	36.7%	26.6%	60.1%

	Three months ended September 30, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$48,330,038	$24,561,309	$23,768,729
Premiums earned	$139,207,538	$106,449,802	$32,757,736
Loss & LAE ratios	34.7%	23.1%	72.6%

The ceded loss and LAE ratio for the three-month period ended September 30, 2010 was 26.6% compared to 23.1% for the three-month period ended September 30, 2009.  The ceded loss and LAE ratio was influenced by higher total reinsurance costs in the 2010 period compared to the 2009 period.

General and administrative expenses increased 8.4% to $20,242,856 for the three-month period ended September 30, 2010 from $18,674,744 for the three-month period ended September 30, 2009. The increase in general and administrative expenses was primarily attributable to increases in commissions paid on direct premiums and insurance premium taxes, which are attributable to an increase in direct written premiums from growth in the number of policies in-force and increases in the average in-force premium per policy. These increased expenses were partially offset by an increase in ceding commissions.

Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related.  As of September 30, 2010, deferred policy acquisition costs were $55,780,754 and deferred ceding commissions were $42,927,905. Deferred policy acquisition costs were reduced by deferred ceding commissions and shown net on the Condensed Consolidated Balance Sheet in the amount of $12,852,849.   During the nine-month period ended September 30, 2010, the deferral of policy acquisitions costs in the amount of $11,809,468 exceeded the comparable amount during the 2009 period by approximately $6.5 million thereby decreasing general and administrative expenses in the 2010 period by an equal amount.  During the nine-month period ended September 30, 2010, the deferral of ceding commissions in the amount of $8,421,243 exceeded the comparable amount during the 2009 period by approximately $11.8 million thereby increasing general and administrative expenses in the 2010 period by an equal amount.

Federal and state income taxes increased 29.5% to $9,094,115 for the three-month period ended September 30, 2010 from $7,025,054 for the three-month period ended September 30, 2009. Federal and state income taxes were 38.6% of pretax income for the three-month period ended September 30, 2010, and 37.9% for the three-month period ended September 30, 2009. The increase in income tax expense is primarily due to higher income before income taxes.

Liquidity and Capital Resources

Overview

The Company’s primary sources of cash flow are the receipt of premiums, ceding commissions, policy fees, investment income, reinsurance recoverables and short-term loans.

The Company expects that its current capital resources will be sufficient to meet anticipated working capital requirements for the next twelve months.  There can be no assurances, however, that such will be the case.

Cash Flows From Operating Activities

For the nine-month periods ended September 30, 2010 and 2009 cash flows provided by operating activities were $131,865,898 and $77,477,868 respectively.  The increase in cash flows provided by operating activities relate primarily to the following reasons.

●
The increase in cash provided by operating activities of $47,177,169 from net proceeds of trading securities purchased and sold during the 2010 third quarter period.  As part of the previously described reclassification of the Company’s available-for-sale investment portfolio to a trading portfolio, effective July 1, 2010, the net proceeds from the sales and purchases of securities in the trading portfolio are recorded as cash flows from operating activities.  The comparable amounts for purchases and sales of available-for-sale securities are recorded as cash flows form investing activities.

●
The increase in cash provided by operating activities from net changes in unearned premiums were $67,933,901 and $35,004,845 for the nine-month periods ended September 30, 2010 and 2009, respectively.  The increase of $32,929,056 relates primarily to an increase in direct written premiums.

●
Cash used in operating activities from net changes in reinsurance payable was $5,172,264 for the nine-month period ended September 30, 2010 compared to cash provided by operating activities from net changes in reinsurance payable of $55,964,083 for the nine-month period ended September 30, 2009.  The decrease in cash provided of $61,136,347 relates primarily to the timing of the settlement of balances with UPCIC’s reinsurers.

●
The increase in cash provided by operating activities from reinsurance recoverables was $24,480,200 for the nine months ended September 30, 2010 compared to a decrease of $4,621,514 for the nine-month period ended September 30, 2009.  The increase of $29,101,714 relates primarily to the timing of the settlement of balances with UPCIC’s reinsurers.

Cash flows provided by operating activities are expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company’s investment portfolio is highly liquid as it consists of cash, cash equivalents, and readily-marketable securities.

Cash Flows From Investing Activities

For the nine-month period ended September 30, 2010, cash flows used in investing activities were $24,508,506 as compared to cash flows used in investing activities during the nine-month period ended September 30, 2009 of $55,692,975.  The decrease in cash used in investing activities relates to the timing of purchases and sales of fixed maturities and equity securities in the Company’s available-for-sale portfolio.  The comparable amounts for the purchases and sales of securities in the trading portfolio are recorded as cash flows from operating activities.

The following table summarizes the activity in investments during the nine-month periods ended September 30, 2010 and 2009 for both trading and available-for-sale securities:

	Nine Month Ended
	September 30, 2010	September 30,2009

Balance - January 1	$114,797,010	$5,648,775

Purchases of fixed maturities	417,122,128	206,473,797
Purchases of equity securities	141,238,671	138,139,475
Net amort of prem / accretion of discount	(404,822)	(203,653)
Sales of fixed maturities	(454,557,173)	(203,451,919)
Sales of equity securities	(134,450,698)	(84,456,340)
Realized gains on investments	20,740,617	13,588,679
Foreign currency gains on investments	834,529	6,108,112
Unrealized (losses) gains	(964,250)	7,514,045

Balance - September 30	$104,356,012	$89,360,971

The amounts presented in the Statement of Cash Flows differ from the amounts shown in the table summarizing investment activities above due to the timing of cash settlements and to the transfer of the Company's available-for-sale portfolio to trading.

Cash Flows From Financing Activities

Cash flows used in financing activities were $5,309,656 and $3,706,646 for the nine-month periods ended September 30, 2010 and 2009, respectively.  The change in cash flows used in financing activities relates primarily to an increase of $3,707,435 used for treasury shares on option exercises, and an increase of $3,640,575 provided by tax benefit on exercise of stock options.

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

In 2008, the Florida Legislature passed a law providing participants in the ICBUI Program an opportunity to amend the terms of their surplus notes based on law changes.  The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio.  Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified.  As of September 30, 2010, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

The balance of cash and cash equivalents as of September 30, 2010 was $294,972,027. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement for any aggregate amount in excess of specific limits set forth in UPCIC’s reinsurance agreements. For the 2010 hurricane season, UPCIC’s reinsurance agreements transfer the risk of loss in excess of $22,500,000 ($75,000,000 net of $52,500,000 retained by the Company under the excess catastrophe contract) up to approximately the 125-year PML for the first event, (modeled using AIR CLASIC/2 v.11.0, long term, without demand surge and without loss amplification) $13,150,000 for the second event and $15,000,000 for the third event up to an amount that will vary depending on the coverage exhausted in the prior event(s).   Catastrophic reinsurance is recoverable upon presentation to the reinsurer of evidence of claim payment.

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

On October 29, 2010, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly.  The SBA estimated that the FHCF’s total claims-paying capacity under current market conditions for the 2010 - 2011 contract year is projected to be $18.776 billion over the 12-month period following the estimate.  The SBA also referred to its report entitled, “October 2010 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s claims-paying capacity.  The Report estimated that the FHCF’s minimum 12-month claims-paying capacity is $19.414 billion and its maximum 12-month claims-paying capacity is $35.414 billion with an average claims-paying capacity of $25.414 billion.  This projected claims-paying capacity exceeds the FHCF’s maximum statutory obligation for 2010 of $18.776 billion.  Claims-paying capacity exceeding the FHCF’s maximum statutory obligation for a single contract year may be available for insurer reimbursements in future contract years. UPCIC purchased the FHCF Mandatory Layer of Coverage for the 2010 - 2011 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. In the event the aggregate amount of reimbursement coverage requested by insurers for a particular contract year exceeds the FHCF’s actual claims-paying capacity, the FHCF’s obligation to reimburse insurers is limited by law to its actual claims-paying capacity.  The aggregate cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.

Effective June 1, 2010 through December 31, 2010, the Company obtained $60,000,000 of coverage via a catastrophe risk-linked transaction contract in the event UPCIC’s catastrophe coverage is exhausted. The total cost of the Company’s risk-linked transaction contract is $8,250,000.

GAAP differs in some respects from reporting practices prescribed or permitted by the OIR.  To retain its certificate of authority, the Florida insurance laws and regulations require that UPCIC maintain capital and surplus equal to the statutory minimum capital and surplus requirement defined in the Florida Insurance Code as the greater of 10% of the insurer’s total liabilities or $4,000,000. UPCIC’s statutory capital and surplus was $106,000,341 as of September 30, 2010 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.

The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR, is subject to certain statutory restrictions. The maximum dividend that may be paid by UPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end.

UPCIC is required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations relative to its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2009, based on calculations using the appropriate NAIC RBC formula, UPCIC’s reported total adjusted capital was in excess of the requirements.

Available Cash

The Company held cash and cash equivalents at September 30, 2010 of $294,972,027. Of that amount, $254,957,239 was held by UPCIC, most of which is available to pay claims or relates to policyholder surplus. Accordingly, cash and cash equivalents in UPCIC are not available to buy back Company stock or pay Company dividends. A portion of those claims paid by the Company would be recoverable through the Company’s quota share and catastrophic reinsurance upon presentation to the reinsurer of evidence of claim payment. As of December 31, 2009, the Company held cash and cash equivalents of $192,924,291.

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

Management of Exposure to Catastrophic Losses

UPCIC is exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. As with all property and casualty insurers, UPCIC expects to and will incur some losses related to catastrophes and attempts to price its policies accordingly. UPCIC’s exposure to catastrophic losses arises principally out of hurricanes and windstorms. However, there is no assurance UPCIC will be able to charge prices commensurate with the potential losses that may result from catastrophic events.  Through the use of standard industry modeling techniques that are susceptible to change, UPCIC manages its exposure to such losses on an ongoing basis from an underwriting perspective.  UPCIC also protects itself against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of hurricane season on June 1 of each year. UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes.  UPCIC’s catastrophe reinsurance program currently covers three events, subject to the terms and limitations of the reinsurance contracts. However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely obtain reinsurance. In addition, UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, and such losses could have a material adverse effect on the business, financial condition and results of operations of UPCIC and the Company.

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

Reliance on Third Parties and Reinsurers

 UPCIC is dependent upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. UPCIC also relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC’s intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements. As of September 30, 2009, UPCIC had coverage to approximately the 114-year PML (modeled using AIR CLASIC/2 v.10.0, long term, without demand surge and without loss amplification).  As of September 30, 2010, UPCIC had coverage to approximately the 125-year PML (modeled using AIR CLASIC/2 v.11.0, long term, without demand surge and without loss amplification). UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on the Company’s business, financial condition and results of operations should catastrophe losses exceed these amounts.

Reinsurance

The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC’s results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. In addition, UPCIC obtains a significant portion of its reinsurance coverage from the FHCF. There is no guaranty the FHCF will be able to provide reimbursements at levels requested and relied upon by UPCIC or as timely as required by UPCIC’s claims payments to policyholders. Likewise, there is no guaranty that laws, contracts or requirements relating to the FHCF will be interpreted in a manner consistent with UPCIC’s understandings or will remain unchanged in the future.  In addition, the cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity.

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

Adequacy of Liabilities for Losses

The liabilities for losses and loss adjustment expenses periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC’s liabilities estimates. UPCIC relies on industry data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and adequate liabilities.  Furthermore, factors such as storms and weather conditions, climate change and patterns, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC’s future loss experience. Accordingly, there can be no assurance that UPCIC’s liabilities will be adequate to cover ultimate loss developments. The profitability and financial condition of UPCIC and the Company could be adversely affected to the extent that its estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses are inadequate.

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

UPCIC has become and will become subject to other states’ laws and regulations as it has obtained and continues to seek authority to transact business in states other than Florida. In addition, UPCIC may be affected by proposals for increased regulatory involvement by the federal government.

Legislative Initiatives

The State of Florida created Citizens Property Insurance Corporation (“Citizens”) to provide insurance to Florida homeowners in high-risk areas and to others without private insurance options. As of September 30, 2010, there were 1,237,289 Citizens policies in force. In May 2007, the State of Florida passed legislation that froze property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permitted insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. In May 2008, the Florida Legislature extended a freeze on Citizens rates through January 2010. In 2009, the legislature authorized Citizens to make incremental annual changes, beginning January 1, 2010, to achieve actuarially sound rate levels, provided that the rate increase in any year did not exceed ten percent for any policyholder, excluding coverage changes and surcharges.  This limitation on policyholders’ rate changes has resulted in Citizens’ implementing rates levels for 2010 that in the aggregate are lower than its indicated rate need.  These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida Legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. In 2009, the Florida Legislature adopted a plan to phase-out the expanded FHCF coverage over a period extending through the 2013 hurricane season, and to increase the premiums associated with the expanded coverage.  If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, or UPCIC otherwise purchases additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity, the cost of UPCIC’s reinsurance program may increase, which could affect UPCIC’s profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida Legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

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

Financial Stability Rating

Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company’s sales.  Demotech, Inc. maintains a letter scale financial stability rating system ranging from A″ (A double prime) to L (licensed by state regulatory authorities).  On August 31, 2010, Demotech, Inc. reaffirmed UPCIC’s financial stability rating of A, which is the fourth highest of six rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have “… exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.”  With a financial stability rating of A, the Company expects that UPCIC’s property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders.  The rating of UPCIC is subject to at least annual review by, and may be revised downward or revoked at the sole discretion of, Demotech, Inc.

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

The Company’s investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis.  Pursuant to this investment policy, as of September 30, 2010, the Company’s trading securities portfolio comprised approximately 9.2% in fixed income securities and 90.8% in equity securities.  The Company does not use any swaps, options, futures or forward contracts to hedge or enhance the investment portfolio at this time.

The investment portfolio is managed by the Investment Committee consisting of all current directors and is in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the nine-month periods ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
	2010	2009
Cash and cash equivalents	$109,150	$253,073
Fixed maturities	710,325	1,136,568
Equity securities	36,530	634,362
Total investment income	856,005	2,024,003
Less investment expenses	(479.430)	(638,996)

Net investment income	$376,575	$1,385,007

The following tables summarize, by type, the Company’s investments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Available for sale
Fixed maturities, at fair value:
US government and agency obligations	$-	0.0%	$41,389,008	36.1%
Foreign obligations	-	0.0%	-	0.0%

Equity securities, at fair value:
Commodities	-	0.0%	56,961,180	49.6%
Common stock	-	0.0%	16,446,822	14.3%

Total investments	$-	0.00%	$114,797,010	100.00%

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Trading
Fixed maturities, at fair value:
US government and agency obligations	$3,465,332	3.3%	$-	0.0%
Foreign obligations	6,173,911	5.9%	-	0.0%

Equity securities, at fair value:
Commodities	88,388,400	80.9%	-	0.0%
Common stock	10,328,369	9.9%	-	0.0%

Total investments	$104,356,012	100.00%	$-	0.00%

Fixed maturities, are carried on the balance sheet at fair value.  At September 30, 2010, the fixed maturities had quality ratings of AAA by Moody’s Investors Service, Inc. and Standard and Poors’ Company.

Below is a summary of fixed maturities at September 30, 2010 and December 31, 2009 by contractual or expected periods.

	September 30, 2010		December 31, 2009
Available for sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	176,350	180,901
Due after five years through ten years	-	-	2,909,446	2,942,497
Due after ten years	-	-	39,210,931	38,265,610

Total	$-	$-	$42,296,727	$41,389,008

	September 30, 2010		December 31, 2009
Trading	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,356,843	$3,393,067	$-	$-
Due after one year through five years	2,889,897	2,961,866	-	-
Due after five years through ten years	3,019,144	3,284,310	-	-
Due after ten years	-	-	-	-

Total	$9,265,884	$9,639,243	$-	$-

At September 30, 2010, the weighted average maturity of the fixed maturities portfolio was approximately 3.9 years.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: November 9, 2010	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

/s/ George R. De Heer
George R. De Heer, Chief Financial Officer (Principal Accounting Officer)