Form 10-Q/A
period 2010-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2011-03-21
CIK 891166

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

Commission File Number 001-33251

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,387,998 shares of common stock, par value $0.01 per share, outstanding on February 18, 2011.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

Explanatory Note

Universal Insurance Holdings, Inc. (“Company”) is filing this amendment of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (“Amended Report”) to restate its Condensed Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2010.  The Company is issuing this restatement to correct a third-party clerical error in the coding of a single investment security that resulted in an overstatement of unrealized gains on investments of $2,316,041 and realized gains on investments of $100,039 included in earnings for the three- and nine-month periods ended September 30, 2010.  Through its internal review, management discovered that its external provider of investment accounting services incorrectly coded a series of purchases of a commodity security held by Universal Insurance Holdings, Inc.  As a result, the provider reported to the Company that the security had gained value during the quarter ended September 30, 2010, when in fact it had lost value.  The amount of actual unrealized loss on that single investment was $62,510.  In addition, as a result of the overstatement, certain accruals for unpaid incentive bonus compensation payments have been reduced by $189,828.

The net effect resulting from this clerical error on income before income taxes, net income and diluted earnings per share for the three- and nine-month periods ended September 30, 2010, and on stockholders’ equity at September 30, 2010, is as follows:

●	Income before income taxes decreased by $2,226,252

●	Net income decreased by $1,367,475

●	Diluted earnings per share decreased by $0.04

●	Stockholders’ equity decreased by $1,367,475

Notes 1 and 15 to the Condensed Consolidated Financial Statements included herein also contain information regarding the nature and effect of the restatement.

For the convenience of the reader, this Amended Report sets forth the Form 10-Q in its entirety.  Other than amending the disclosures relating to the restatement, no attempt has been made in this Amended Report to amend or update other disclosures presented in the original Form 10-Q.  Forward-looking statements made in the original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the original Form 10-Q and such forward-looking statements should be read in their historical context.

The following items of the original Form 10-Q are being amended in this Amended Report as a result of this restatement:

Part I – Item 1 – Financial Statements

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Part I – Item 4 – Controls and Procedures

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

/s/ Blackman Kallick LLP

Chicago, Illinois

November 9, 2010, except for the portions of Notes 1, 2, 5, 9, 13 and 15 addressing the error correction as to which the date is March 21, 2011

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	(Restated See Note 1)
	September 30,	December 31,
ASSETS	2010	2009
Cash and cash equivalents	$294,972,027	$192,924,291
Investments:
Trading securities, at fair value	101,939,932	-
Available-for-sale securities, at fair value	-	114,797,010
Real estate, net	4,100,539	3,289,893
Prepaid reinsurance premiums	228,363,400	200,294,241
Reinsurance recoverables	67,336,233	91,816,433
Premiums receivable, net	48,516,258	37,363,110
Receivable from securities	13,061,387	6,259,973
Other receivables	2,805,825	5,068,367
Income taxes recoverable	-	3,211,874
Property and equipment, net	1,280,798	1,245,858
Deferred policy acquisition costs, net	12,852,849	9,464,624
Deferred income taxes	11,359,983	11,894,289
Other assets	900,239	617,337
Total assets	$787,489,470	$678,247,300

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$136,857,850	$127,197,753
Unearned premiums	346,304,445	278,370,544
Advance premium	20,957,517	17,078,558
Accounts payable	3,496,095	3,172,626
Bank overdraft	24,778,730	20,297,061
Reinsurance payable, net	67,932,331	73,104,595
Income taxes payable	3,498,896	368,968
Payable for securities	379,473	-
Other accrued expenses	22,481,959	20,750,385
Long-term debt	23,529,412	24,632,353
Total liabilities	650,216,708	564,972,843

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,077	1,087
Authorized shares - 1,000,000
Issued shares - 107,690 and 108,640
Outstanding shares - 107,690 and 108,640
Minimum liquidation preference - $287,240 and $288,190
Common stock, $.01 par value	408,771	402,146
Authorized shares - 55,000,000
Issued shares - 40,877,088 and 40,214,884
Outstanding shares - 39,166,033 and 37,774,765
Treasury shares, at cost - 1,711,054 and 1,809,119 shares	(7,389,414)	(7,948,606)
Common stock held in trust, at cost - 0 and 631,000 shares	-	(511,110)
Additional paid-in capital	37,568,052	36,666,914
Accumulated other comprehensive income, net of taxes	5,437	563,654
Retained earnings	106,678,839	84,100,372
Total stockholders' equity	137,272,762	113,274,457
Total liabilities and stockholders' equity	$787,489,470	$678,247,300

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	(Restated see Note 1)		(Restated see Note 1)
	For the Nine		For the Three
	Months Ended September 30,		Months Ended September 30,
	2010	2009	2010	2009
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$520,781,570	$436,610,689	$152,662,238	$134,626,400
Ceded premiums written	(357,411,323)	(328,518,186)	(108,539,124)	(104,152,022)
Net premiums written	163,370,247	108,092,503	44,123,114	30,474,378
(Increase) decrease in net unearned premium	(39,864,743)	(200,377)	4,708,040	2,283,358
Premiums earned, net	123,505,504	107,892,126	48,831,154	32,757,736
Net investment income	376,575	1,385,007	66,004	586,525
Realized gains on investments	11,893,320	13,588,681	6,148,976	12,136,072
Unrealized gains on investments	6,281,192	-	6,281,192	-
Foreign currency transaction gains	800,990	6,156,945	(8,060)	6,084,629
Commission revenue	25,469,318	23,413,086	7,948,019	8,105,468
Other revenue	3,488,748	4,214,347	1,468,416	1,312,617

Total premiums earned and other revenues	171,815,647	156,650,192	70,735,701	60,983,047

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	77,856,730	68,695,552	29,370,125	23,768,729
General and administrative expenses	43,631,008	36,789,168	20,053,028	18,674,744

Total operating costs and expenses	121,487,738	105,484,720	49,423,153	42,443,473

INCOME BEFORE INCOME TAXES	50,327,909	51,165,472	21,312,548	18,539,574

Income taxes, current	19,015,441	16,127,712	7,359,297	7,178,058
Income taxes, deferred	524,281	3,446,852	876,041	(153,004)
Income taxes, net	19,539,722	19,574,564	8,235,338	7,025,054

NET INCOME	$30,788,187	$31,590,908	$13,077,210	$11,514,520

Basic net income per common share	$0.78	$0.84	$0.33	$0.31
Weighted average of common shares outstanding - Basic	39,075,571	37,601,409	39,167,241	37,625,013

Fully diluted net income per share	$0.76	$0.78	$0.32	$0.28
Weighted average of common shares outstanding - Diluted	40,386,445	40,374,409	40,276,276	40,671,509

Cash dividend declared per common share	$0.22	$0.34	$-	$-

	For the Nine		For the Three
	Months Ended September 30,		Months Ended September 30,
	2010	2009	2010	2009
Comprehensive Income:
Net income	$30,788,187	$31,590,908	$13,077,210	$11,514,520
Change in net unrealized (losses) gains on investments, net of tax	(558,217)	4,590,905	408,684	(3,638,071)

Comprehensive Income	$30,229,970	$36,181,813	$13,485,894	$7,876,449

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Unaudited)

                             For the Nine Months Ended September 30, 2010 (Restated - see Note 1)

	Common Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stock Held in Trust	Treasury Stock	Total Stockholders' Equity
Balance, Dec. 31, 2009	40,214,884	108,640	$402,146	$1,087	$36,666,914	$84,100,372	$563,654	$(511,110)	$(7,948,606)	$113,274,457

Common shares issued	1,900,207		19,002		1,858,078				(4,715,261)	(2,838,181)
Preferred stock conversion	1,187	(950)	12	(10)	(2)					-

Release of shares from SGT					939,900			511,110	(2,328,859)	(877,849)

Retirement of treasury shares	(1,239,190)		(12,389)		(7,591,863)				7,603,312	(940)

Stock compensation plans					1,766,346					1,766,346

Net income (Restated - see Note 1)						30,788,187				30,788,187

Excess tax benefits from stock-based compensation					3,660,201					3,660,201

Reclassification of excess tax benefits from stock- based compensation					(421,894)	421,894				-

Amortization of deferred compensation					690,372					690,372

Declaration of dividends						(8,631,614)				(8,631,614)

Reclassification of investments to trading portfolio, net of tax effect of $253,170							403,137			403,137

Change in net unrealized loss on invest., net of tax effect of $(603,732)							(961,354)			(961,354)

Balance Sept. 30, 2010	40,877,088	107,690	$408,771	$1,077	$37,568,052	$106,678,839	$5,437	$-	$(7,389,414)	$137,272,762

For the Nine Months Ended September 30, 2009
Balance Dec. 31, 2008	40,158,019	138,640	$401,578	$1,387	$33,587,414	$75,654,070	$24,834	$(733,860)	$(7,381,768)	$101,553,655

Common shares issued	20,000		200		21,800					22,000

Preferred stock conversion	75,000	(30,000)	750	(300)	(450)					-

Release of shares from SGT					136,550			36,450	(189,537)	(16,537)

Stock compensation plans					1,421,332					1,421,332

Net income						31,590,908				31,590,908

Excess tax benefits from stock-based compensation					49,549					49,549

Amortization of deferred compensation					490,407					490,407

Declaration of dividends						(12,807,201)				(12,807,201)

Change in net unrealized gain on invest., net of tax effect of $2,883,096							4,590,905			4,590,905

Balance Sept. 30, 2009	40,253,019	108,640	$402,528	$1,087	$35,706,602	$94,437,777	$4,615,739	$(697,410)	$(7,571,305)	$126,895,018

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(Restated see Note 1) Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net Income	$30,788,187	$31,590,908
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,665,919	1,056,636
Depreciation	731,817	336,075
Amortization of cost of stock options	1,766,349	1,421,332
Amortization of restricted stock grants	690,372	490,407
Realized gains on investments	(11,893,320)	(13,588,681)
Unrealized gains on investments	(6,281,192)	-
Foreign currency gains on investments	(834,529)	(6,108,112)
Amortization of premium / accretion of discount, net	404,822	203,653
Deferred income taxes	884,868	3,427,227
Other	(20,935)	130,121
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(28,069,159)	(34,804,467)
Reinsurance recoverables	24,480,200	(4,621,514)
Premiums receivable, net	(12,819,067)	(5,005,214)
Other receivables	2,035,488	(2,817,396)
Income taxes recoverable	3,211,874	1,624,875
Deferred policy acquisition costs, net	(3,388,225)	(8,708,186)
Purchases of fixed maturities, trading	(287,865,409)	-
Proceeds from sales of fixed maturities, trading	338,319,461	-
Purchases of equity securities, trading	(60,245,223)	-
Proceeds from sale of equity securities, trading	56,968,340	-
Other assets	(150,404)	(164,470)
Unpaid losses and loss adjustment expenses	9,660,097	10,315,726
Unearned premiums	67,933,901	35,004,845
Accounts payable	323,469	58,414
Reinsurance payable	(5,172,264)	55,964,083
Income taxes payable	3,129,928	235,571
Other accrued expenses	1,731,574	8,279,954
Advance premium	3,878,959	3,156,081
Net cash provided by operating activities	131,865,898	77,477,868
Cash flows from investing activities:
Proceeds from sale of property	32,608	-
Purchase of real estate	(1,016,921)	-
Purchases of fixed maturities, available-for-sale	(129,140,469)	(206,473,797)
Proceeds from sales of fixed maturities, available-for-sale	116,237,712	203,451,919
Purchases of equity securities, available-for-sale	(80,730,225)	(131,231,211)
Proceeds from sales of equity securities, available-for-sale	70,680,944	79,069,631
Capital expenditures and building improvements	(572,155)	(509,517)
Net cash used in investing activities	(24,508,506)	(55,692,975)
Cash flows from financing activities:
Bank overdraft	4,481,669	4,559,007
Preferred stock dividend	(14,962)	(22,462)
Common stock dividend	(8,616,650)	(8,268,279)
Issuance of common stock	7,000	22,000
Treasury shares on option exercise	(3,723,972)	(16,537)
Excess tax benefits from stock-based compensation	3,660,200	19,625
Repayments of loans payable	(1,102,941)	-
Net cash used in financing activities	(5,309,656)	(3,706,646)

Net increase in cash and cash equivalents	102,047,736	18,078,247
Cash and cash equivalents at beginning of period	192,924,291	256,964,637
Cash and cash equivalents at end of period	$294,972,027	$275,042,884

Non cash items:
Dividends accrued	$-	$4,516,460

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

1.         Nature of Operations and Basis of Presentation

Restatement of Condensed Consolidated Financial Statements

Subsequent to filing its Quarterly Report on Form 10-Q, for the quarter ended September 30, 2010, the Company determined that a third-party clerical error in the coding of a single investment security resulted in an overstatement of unrealized gains on investments of $2,316,041 and realized gains on investments of $100,039 included in earnings for the three- and nine-month periods ended September 30, 2010.  Through its internal review, management discovered that its external provider of investment accounting services incorrectly coded a series of purchases of a commodity security held by the Company.  As a result, the provider reported to the Company that the security had gained value during the quarter ended September 30, 2010, when in fact it had lost value.  The amount of actual unrealized loss on that single investment was $62,510.  In addition, as a result of the overstatement, certain accruals for unpaid incentive bonus compensation payments have been reduced by $189,828.

The effect of the restatement on the condensed consolidated financial statements is as follows:

Consolidated Balance Sheet as of September 30,2010
	As Reported	Adjustment	Restated
Trading securites	$104,356,012	$(2,416,080)	$101,939,932
Deferred income taxes	$10,466,570	$893,413	$11,359,983
Total assets	$789,012,137	$(1,522,667)	$787,489,470
Income taxes payable	$3,464,260	$34,636	$3,498,896
Other accrued expenses	$22,671,787	$(189,828)	$22,481,959
Total liabilities	$650,371,900	$(155,192)	$650,216,708
Retained earnings	$108,046,314	$(1,367,475)	$106,678,839
Total stockholders equity	$138,640,237	$(1,367,475)	$137,272,762

Consolidated Statement of Operations	For the nine months ended September 30, 2010
	As Reported	Adjustment	Restated
Net realized gains on investments	$11,993,359	$(100,039)	$11,893,320
Net urealized gains on investments	$8,597,233	$(2,316,041)	$6,281,192
Total premiums earned and other revenues	$174,231,727	$(2,416,080)	$171,815,647
General and administrative expenses	$43,820,836	$(189,828)	$43,631,008
Total operating costs and expenses	$121,677,566	$(189,828)	$121,487,738
INCOME BEFORE INCOME TAXES	$52,554,161	$(2,226,252)	$50,327,909
Income taxes, current	$18,980,805	$34,636	$19,015,441
Income taxes, deferred	$1,417,694	$(893,413)	$524,281
Income taxes, net	$20,398,499	$(858,777)	$19,539,722
Net income	$32,155,662	$(1,367,475)	$30,788,187
Basic net income per common share	$0.82	$(0.04)	$0.78
Fully diluted net income per share	$0.80	$(0.04)	$0.76

Comprehensive Income	For the nine months ended September 30, 2010
	As Reported	Adjustment	Restated
Net income	$32,155,662	$(1,367,475)	$30,788,187
Comprehensive income	$31,597,445	$(1,367,475)	$30,229,970

Consolidated Statement of Operations	For the three months ended September 30, 2010
	As Reported	Adjustment	Restated
Net realized gains on investments	$6,249,015	$(100,039)	$6,148,976
Net urealized gains on investments	$8,597,233	$(2,316,041)	$6,281,192
Total premiums earned and other revenues	$73,151,781	$(2,416,080)	$70,735,701
General and administrative expenses	$20,242,856	$(189,828)	$20,053,028
Total operating costs and expenses	$49,612,981	$(189,828)	$49,423,153
INCOME BEFORE INCOME TAXES	$23,538,800	$(2,226,252)	$21,312,548
Income taxes, current	$7,324,661	$34,636	$7,359,297
Income taxes, deferred	$1,769,454	$(893,413)	$876,041
Income taxes, net	$9,094,115	$(858,777)	$8,235,338
Net income	$14,444,685	$(1,367,475)	$13,077,210
Basic net income per common share	$0.37	$(0.04)	$0.33
Fully diluted net income per share	$0.36	$(0.04)	$0.32

Comprehensive Income	For the three months ended September 30, 2010
	As Reported	Adjustment	Restated
Net income	$14,444,685	$(1,367,475)	$13,077,210
Comprehensive income	$14,853,369	$(1,367,475)	$13,485,894

Consolidated Statement of Cash Flows	For the nine months ended September 30, 2010
	As Reported	Adjustment	Restated
Net income	$32,155,662	$(1,367,475)	$30,788,187
Realized gains on investments	$(11,993,359)	$100,039	$(11,893,320)
Unealized gains on investments	$(8,597,233)	$2,316,041	$(6,281,192)
Deferred income taxes	$1,778,281	$(893,413)	$884,868
Income taxes payable	$3,095,292	$34,636	$3,129,928
Other accrued expenses	$1,921,402	$(189,828)	$1,731,574

Additional disclosures are provided in the accompanying notes to condensed consolidated financial statements primarily in Note 2 – “Significant Accounting Policies Trading Securities”, Note 5 – “Investments”, Note 9 – “Income Tax Provision”, Note 13 – “Earning Per Share”  and Note 15 – “Subsequent Events”.   Disclosures have also been modified in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 4 – “Controls and Procedures” and Exhibit 99.1 “Schedule of Investments.”

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

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program, and concluded that its investment activities throughout the quarter were more consistent with the trading classification. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010.  As a result of the reclassification, pre-tax net unrealized losses in the amount of $656,307 on the available-for-sale portfolio, as of July 1, 2010, were recognized in current period revenues as a reduction of unrealized gains on investments.  During the three-month period ended September 30, 2010, the market value of the Company’s trading portfolio increased by $6,937,499 before income taxes.  The increase in market value was recorded in current period revenues as unrealized gains on investments.

The Company’s reclassification of its available-for-sale investments to a trading portfolio had the following effect on items reporting in the Condensed Consolidated Financial Statements:

Increase (decrease) in:	For the nine months ended September 30, 2010	For the three months ended September 30, 2010
Unrealized gains on investments	$6,281,192	$6,281,192
Net income	$3,858,222	$3,858,222
Basic net income per common share	$0.10	$0.10
Fully diluted net income per common share	$0.10	$0.10
Cash flows from operating activities	$47,177,169	not presented
Cash flows from investing activities	$(47,177,169)	not presented

The Company will continue to record future changes in the market value of its trading portfolio directly to revenues as unrealized gains or losses on investments.

Fair Market of Financial Instruments.   The Company’s long-term debt was held at a carrying value of $23,529,412 and $24,632,353 as of September 30, 2010 and December 31, 2009, respectively.  The fair value of long-term debt as of September 30, 2010 was estimated based on discounted cash flows utilizing interest rates currently offered for similar products and was determined to be $18,175,475 and $18,299,889 as of September 30, 2010 and December 31, 2009, respectively.

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

		Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,284,697	$487,866,319	1.3%
12/31/2007	11.8%	$31,951,623	$500,136,287	6.0%
3/31/2008	16.9%	$52,398,215	$501,523,343	9.5%
6/30/2008	21.3%	$74,185,924	$508,411,721	12.7%
9/30/2008	27.3%	$97,802,322	$515,560,249	16.0%
l2/31/2008	31.1%	$123,524,911	$514,011,138	19.4%
3/31/2009	36.3%	$158,229,542	$530,029,572	23.0%
6/30/2009	40.4%	$188,053,342	$544,646,437	25.7%
9/30/2009	43.0%	$210,291,783	$554,378,761	27.5%
12/31/2009	45.2%	$219,974,130	$556,577,449	28.3%
3/31/2010	47.8%	$235,717,892	$569,870,173	29.3%
6/30/2010	50.9%	$281,386,124	$620,276,858	31.2%
9/30/2010	52.4%	$291,306,407	$634,285,246	31.5%

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

5.           Investments

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010.  As a result of the reclassification, pre-tax net unrealized losses in the amount of $656,307 on the available-for-sale portfolio, as of July 1, 2010, were recognized in current period revenues as a reduction of unrealized gains on investments.  During the three-month period ended September 30, 2010, the market value of the Company’s trading portfolio increased by $6,937,499 before income taxes.  The increase in market value was recorded in current period revenues as unrealized gains on investments.  The Company will continue to record future changes in the market value of its trading portfolio directly to revenues as unrealized gains or losses on investments.  The net unrealized gain on investments relating to the trading portfolio of $6,281,192 is recorded in the Condensed Consolidated Statement of Operations caption "Unrealized Gains on Investments.”

Major sources of net investment income, are summarized as follows:

	For the Nine Months Ended September 30,
	2010	2009
Cash and cash equivalents	$109,150	$253,073
Fixed maturities	710,325	1,136,568
Equity securities	36,530	634,362
Total investment income	856,005	2,024,003
Less investment expenses	(479,430)	(638,996)

Net investment income	$376,575	$1,385,007

As of September 30, 2010 and December 31, 2009, the Company’s investments consisted of cash and cash equivalents, and investments with carrying values of $396,911,959 and $307,721,301, respectively.

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

	For the Nine Months Ended	For the Three Months Ended
	September 30, 2010	September 30, 2010
Fixed maturities	$4,498,755	$2,602,654
Equity securities	11,087,241	3,893,281
Total realized gains	$15,585,996	$6,495,935

Fixed maturities	$(365,171)	$(81,269)
Equity securities	(3,177,480)	(167,665)
Other Investments	(150,025)	(98,025)
Total realized losses	$(3,692,676)	$(346,959)

Net realized gains on investments	$11,893,320	$6,148,976

The Company’s investment portfolio as of September 30, 2010 consisted of trading securities carried at fair value.  A summary of the available-for-sale amortized cost (fixed maturities), cost (equity securities), estimated fair value, gross unrealized gains, and gross unrealized losses of fixed maturities and equity securities at December 31, 2009 follows.

	December 31, 2009
	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
US government and agency obligations	$42,296,727	$37,623	$(945,342)	$41,389,008
Total fixed maturities	$42,296,727	$37,623	$(945,342)	$41,389,008

Equity securities:
Commodities	$53,098,484	$4,079,387	$(216,691)	$56,961,180
Common stock	18,437,549	199,045	(2,189,772)	16,446,822
Total equity securities	$71,536,033	$4,278,432	$(2,406,463)	$73,408,002

The following tables summarize, by type, the Company’s investments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Available for sale
Fixed maturities, at fair value:
US government and agency obligations	-	0.0%	41,389,008	36.1%

Equity securities, at fair value:
Commodities	-	0.0%	56,961,180	49.6%
Common stock	-	0.0%	16,446,822	14.3%

Total investments	$-	0.00%	$114,797,010	100.00%

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Trading
Fixed maturities, at fair value:
US government and agency obligations	$3,465,332	3.4%	$-	0.0%
Foreign obligations	6,173,911	6.1%	-	0.0%

Equity securities, at fair value:
Commodities	81,972,320	80.4%	-	0.0%
Common stock	10,328,369	10.1%	-	0.0%

Total investments	$101,939,932	100.00%	$-	0.00%

Below is a summary of fixed maturities at September 30, 2010 and December 31, 2009 by contractual or expected periods.

Available for Sale	September 30, 2010		December 31, 2009
Contractual or Expected Period:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	176,350	180,901
Due after five years through ten years	-	-	2,909,446	2,942,497
Due after ten years	-	-	39,210,931	38,265,610

Total	$-	$-	$42,296,727	$41,389,008

Trading	September 30, 2010		December 31, 2009
Contractual or Expected Period:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,356,843	$3,393,067	$-	$-
Due after one year through five years	2,889,897	2,961,866	-	-
Due after five years through ten years	3,019,144	3,284,310	-	-
Due after ten years	-	-	-	-

Total	$9,265,884	$9,639,243	$-	$-

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

Future repayments of principal are due as follows:

2010	-
2011	$1,470,588
2012	1,470,588
2013	1,470,588
2014	1,470,588
Thereafter	17,647,060
Total	$23,529,412

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

Deferred income taxes represent the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effects of temporary differences are as follows:

	As of	As of
	September 30, 2010	December 31, 2009
Deferred income tax assets:
Unearned premiums	$9,099,152	$6,023,587
Advanced premiums	1,557,207	1,266,152
Unpaid losses	1,987,558	1,836,061
Regulatory assessments	535,240	1,605,884
Executive compensation	-	181,992
Shareholder compensation	446,550	327,553
Stock option expense	3,334,872	3,037,961
Accrued wages	338,543	423,190
Allowance for uncollectible receivables	644,143	1,042,228
Additional tax basis of securities	180,184	140,878
Restricted stock grant	276,193	9,882
Recognition of OTTI	306,897	-
Other	-	3,876

Total deferred income tax assets	18,706,539	15,899,244

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(4,957,986)	(3,650,979)
Net unrealized gains on investments	(3,414)	(353,976)
Market value gains on trading securities	(2,385,156)	-
Total deferred income tax liabilities	(7,346,556)	(4,004,955)

Net deferred income tax asset	$11,359,983	$11,894,289

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

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$30,788,187			$31,590,908
Less: preferred stocks dividends	(14,963)			(22,463)
Income available to common stockholders	$30,773,224	39,075,571	$0.78	$31,568,445	37,601,409	$0.84

Effect of dilutive securities:

Stock options and warrants	-	1,150,946	(0.02)	-	2,593,855	(0.05)
Preferred stock	14,963	159,928	-	22,463	179,145	(0.01)
Income available to common stockholders and assumed conversion	$30,788,187	40,386,445	0.76	$31,590,908	40,374,409	$0.78

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Income Available to Common Stockholders	Shares	Per-Share Amount	Income Available to Common Stockholders	Shares	Per-Share Amount

Net income	$13,077,210			$11,514,520
Less: preferred stocks dividends	(4,988)			(4,988)
Income available to common stockholders	$13,072,222	39,167,241	$0.33	$11,509,532	37,625,013	$0.31

Effect of dilutive securities:

Stock options and warrants	-	949,485	(0.01)	-	2,885,758	(0.03)
Preferred stock	4,988	159,550	-	4,988	160,738	0.00
Income available to common stockholders and assumed conversion	$13,077,210	40,276,276	$0.32	$11,514,520	40,671,509	$0.28

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

15.           Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2010 except for the following.

Subsequent to filing its Quarterly Report on Form 10-Q on November 9, 2010, for the quarter ended September 30, 2010, the Company determined that a third-party clerical error in the coding of a single investment security resulted in an overstatement of unrealized gains on investments of $2,316,041 and realized gains on investments of $100,039 included in earnings for the three- and nine-month periods ended September 30, 2010.  Through its internal review, management discovered that its external provider of investment accounting services incorrectly coded a series of purchases of a commodity security held by the Company.  As a result, the provider reported to the Company that the security had gained value during the quarter ended September 30, 2010, when in fact it had lost value.  The amount of actual unrealized loss on that single investment was $62,510.   In addition to correcting the overstatement of gains, the calculations for certain incentive bonus compensation payments, which are based on the performance of the Company and have not yet been paid, have been reduced by $189,828. The Company is restating its financial statements to correct this error.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

	As of September 30, 2010
US government obligations and agencies	$3,465,332	$-	$-	$3,465,332
Foreign obligations	6,173,911	-	-	6,173,911
Equity securities	92,300,689	-	-	92,300,689

Total invested assets	$101,939,932	$-	$-	$101,939,932

	As of December 31, 2009
US government obligations and agencies	$41,389,008	$-	$-	$41,389,008
Equity securities	73,408,002	-	-	73,408,002

Total invested assets	$114,797,010	$-	$-	$114,797,010

The fair value of the securities determined to be Level I inputs are derived from readily available market prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the “Explanatory Note” to this Amended Report and in Notes 1 and 15 to the Condensed Consolidated Financial Statements, the Company is restating its Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2010. The Company is issuing this restatement to correct a third-party clerical error in the coding of a single investment security that resulted in an overstatement of unrealized gains on investments of $2,316,041 and realized gains on investments of $100,039 included in earnings for the three- and nine-month periods ended September 30, 2010.  Through its internal review, management discovered that its external provider of investment accounting services incorrectly coded a series of purchases of a commodity security held by the Company.  As a result, the provider reported to the Company that the security had gained value during the quarter ended September 30, 2010, when in fact it had lost value.  The amount of actual unrealized loss on that single investment was $62,510.   In addition, as a result of the overstatement, certain accruals for unpaid incentive bonus compensation payments have been reduced by $189,828.

The net effect resulting from this clerical error on income before income taxes, net income and diluted earnings per share for the three- and nine-month periods ended September 30, 2010, and on stockholders’ equity at September 30, 2010, is as follows:

●	Income before income taxes decreased by $2,226,252

●	Net income decreased by $1,367,475

●	Diluted earnings per share decreased by $0.04

●	Stockholders’ equity decreased by $1,367,475

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

The Company reduced its aggregate  investments in fixed maturities and equity securities to $101,939,932 as of September 30, 2010 from $114,797,010 as of December 31, 2009 in response to market conditions.

 The following table summarizes, by type, the carrying values of the Company’s investments:

	As of	As of
Type of Investment	September 30, 2010	December 31, 2009
Cash and cash equivalents	$294,972,027	$192,924,291
Fixed maturities, available-for-sale	-	41,389,008
Equity securities, available-for-sale	-	73,408,002
Fixed maturities, trading	9,639,243	-
Equity securities, trading	92,300,689	-
Real estate, net	4,100,540	3,289,893

Total Investments	$401,012,499	$311,011,194

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

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010.  As a result of the reclassification, pre-tax net unrealized losses in the amount of $656,307 on the available-for-sale portfolio, as of July 1, 2010, were recognized in current period revenues as a reduction of unrealized gains on investments.  During the three-month period ended September 30, 2010, the market value of the Company’s trading portfolio increased by $6,937,499 before income taxes.  The increase in market value was recorded in current period revenues as unrealized gains on investments.  The Company will continue to record future changes in the market value of its trading portfolio directly to revenues as unrealized gains or losses on investments.

Net income decreased 2.5% to $30,788,187 for the nine-month period ended September 30, 2010 from $31,590,908 for the nine-month period ended September 30, 2009. The Company’s earnings per diluted share were $0.76 for the 2010 period versus $0.78 in the same period last year.  The Company continues to experience an increase in the number of homeowners and dwelling fire insurance policies written by UPCIC and increases in direct premium written during the nine-month period ending September 30, 2010. The aforementioned reclassification of the Company’s available-for-sale investment portfolio to a trading securities portfolio increased net income by $3,858,222, and basic net income per common share and fully diluted net income per common share by $0.10, during the nine-month period ended September 30, 2010.

Comprehensive income decreased 16.5% to $30,229,970 for the nine-month period ended September 30, 2010 from $36,181,813 for the nine-month period ended September 30, 2009 as a result of the $802,721 decrease in net income and a decrease in the change in net unrealized gains on investments of $5,149,122, net of taxes.  The decrease in the change in net unrealized gains on investments is attributable to the reclassification of net unrealized losses of $403,705 to current period revenue, relating to the aforemention reclassification of the Company’s available-for-sale investment portfolio to a trading securities portfolio, during the 2010 period.  In addition,  during the 2010 period, realized gains and foreign currency gains exceeded unrealized gains on available-for-sale investments arising during the period by $966,901 as compared to realized gains and foreign currency gains being less than net unrealized gains and foreign currency gains arising during the period by $4,590,905 in the 2009 period.

Direct premiums written increased 19.3% to $520,781,570 during the nine-month period ending September 30, 2010 from $436,610,689 in the same period of 2009.

Net premiums earned increased 14.5% to $123,505,504 for the nine-month period ended September 30, 2010 from $107,892,126 for the nine-month period ended September 30, 2009. The increase is due to an increase in net premiums written.

Total direct premiums earned increased 12.8% in the nine-month 2010 period compared to the same period in 2009. As of September 30, 2010, UPCIC was servicing approximately 576,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $651,200,000 and average in-force premiums of $947 per dwelling fire policy, $2,022 per homeowners’ policy and $583 per condominium/renters policy.  As of September 30, 2009, UPCIC was servicing approximately 536,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $563,000,000 and comparable average in-force premiums by policy type of $856, $1,853, and $521 for dwelling fire, homeowners’, and condominium/renters, respectively.

Net investment income decreased 72.8% to $376,575 for the nine-month period ended September 30, 2010 from $1,385,007 for the nine-month period ended September 30, 2009. Net investment income is comprised primarily of interest and dividends.  The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the nine-month period ended September 30, 2010.

Realized gains on investments decreased to $11,893,320 for the nine-month period ended September 30, 2010 from $13,588,681 for the nine-month period ended September 30, 2009.  The decrease is due to an other-than-temporary impairment on investments recognized during the first quarter of 2010 and the economic results of sales of securities during the respective periods.

Unrealized gains on investments of $6,281,192 were recognized as income during the three-month period ended September 30, 2010 relating to the previously described reclassification of the Company’s investments to a trading portfolio from an available-for-sale portfolio.  In previous periods, the changes in unrealized gains and losses on the Company’s available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.

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

General and administrative expenses increased 18.6% to $43,631,008 for the nine-month period ended September 30, 2010 from $36,789,168 for the nine-month period ended September 30, 2009. The increase in general and administrative expenses was primarily attributable to increases in commissions on direct premiums and insurance premium taxes, which are attributable to an increase in direct written premiums from growth in the number of policies in-force and increases in the average in-force premium per policy. These increased expenses were partially offset by an increase in ceding commissions.

Federal and state income taxes decreased 0.2% to $19,539,722 for the nine-month period ended September 30, 2010 from $19,574,564 for the nine-month period ended September 30, 2009. Federal and state income taxes were 38.8% of pretax income for the nine-month period ended September 30, 2010, and 38.3% for the nine-month period ended September 30, 2009. The decrease in income tax expense is primarily due to lower income before income taxes.

Results of Operations - Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010.  As a result of the reclassification, pre-tax net unrealized losses in the amount of $656,307 on the available-for-sale portfolio, as of July 1, 2010, were recognized in current period revenues as a reduction of unrealized gains on investments.  During the three-month period ended September 30, 2010, the market value of the Company’s trading portfolio increased by $6,937,499 before income taxes.  The increase in market value was recorded in current period revenues as unrealized gains on investments.  The Company will continue to record future changes in the market value of its trading portfolio directly to revenues as unrealized gains or losses on investments.

Net income increased 13.6% to $13,077,210 for the three-month period ended September 30, 2010 from $11,514,520 for the three-month period ended September 30, 2009. The Company’s earnings per diluted share were $0.32 for the 2010 period versus $0.28 in the same period last year.  There was an increase in the number of homeowners' and dwelling fire insurance policies serviced by the Company and increases in direct premiums written during the three-month period ending September 30, 2010.  The aforementioned reclassification of the Company’s available-for-sale investment portfolio to a trading securities portfolio increased net income by $3,858,222, and basic net income per common share and fully diluted net income per common share by $0.10 and $0.10, respectively, during the three-month period ended September 30, 2010.

Comprehensive income increased 71.2% to $13,485,894 for the three-month period ended September 30, 2010 from $7,876,449 for the three-month period ended September 30, 2009 as a result of the  $1,562,690 increase in net income and an increase in the change in net unrealized gains on investments of $4,046,755, net of taxes.  The increase in the change in net unrealized gains on investments is attributable to the reclassification of net unrealized losses of $403,705 to current period revenue, relating to the aforemention reclassification of the Company’s available-for-sale investment portfolio to a trading securities portfolio, during the 2010 period as compared to realized gains and foreign currency gains exceeding net unrealized gains and foreign currency gains by $3,638,071 during the 2009 period.

Direct premiums written increased 13.4% to $152,662,238 during the three-month period ending September 30, 2010 from $134,626,400 in the same period of 2009.

Net premiums earned increased 49.1% to $48,831,154 for the three-month period ended September 30, 2010 from $32,757,736 for the three-month period ended September 30, 2009. The increase is due to an increase in net premiums written.

Total direct premiums earned increased 16.4% in the three-month 2010 period compared to the same period in 2009. As of September 30, 2010, UPCIC was servicing approximately 576,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $651,200,000 and average in-force premiums of $947 per dwelling fire policy, $2,022 per homeowners’ policy and $583 per condominium/renters policy.  As of September 30, 2009, UPCIC was servicing approximately 536,000 homeowners’ and dwelling fire insurance policies with in-force premiums of approximately $563,000,000 and comparable average in-force premiums by policy type of $856, $1,853, and $521 for dwelling fire, homeowners’, and condominium/renters, respectively.

Net investment income decreased 88.7% to $66,004 for the three-month period ended September 30, 2010 from $586,525 for the three-month period ended September 30, 2009. Net investment income is comprised primarily of interest and dividends.  The decrease is primarily due to a change in the composition of the Company’s investment portfolio during the three-month period ended September 30, 2010.

Realized gains on investments decreased to $6,148,976 for the three-month period ended September 30, 2010 from $12,136,072 for the three-month period ended September 30, 2009.  The decrease is due to the economic results of sales of securities during the respective periods.

Unrealized gains on investments of $6,281,192 were recognized as income during the three-month period ended September 30, 2010 relating to the previously described reclassification of the Company’s investments to a trading portfolio from an available-for-sale portfolio.  In previous periods, the changes in unrealized gains and losses on the Company’s available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.

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

General and administrative expenses increased 7.4% to $20,053,028 for the three-month period ended September 30, 2010 from $18,674,744 for the three-month period ended September 30, 2009. The increase in general and administrative expenses was primarily attributable to increases in commissions paid on direct premiums and insurance premium taxes, which are attributable to an increase in direct written premiums from growth in the number of policies in-force and increases in the average in-force premium per policy. These increased expenses were partially offset by an increase in ceding commissions.

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

Federal and state income taxes increased 17.2% to $8,235,338 for the three-month period ended September 30, 2010 from $7,025,054 for the three-month period ended September 30, 2009. Federal and state income taxes were 38.6% of pretax income for the three-month period ended September 30, 2010, and 37.9% for the three-month period ended September 30, 2009. The increase in income tax expense is primarily due to higher income before income taxes.

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

The following table summarizes the activity in investments during the nine-month periods ended September 30, 2010 and 2009 for both trading and available-for-sale securities:

	Nine Month Ended
	September 30, 2010	September 30, 2009

Balance - January 1	$114,797,010	$5,648,775

Purchases of fixed maturities	417,122,128	206,473,797
Purchases of equity securities	141,238,671	138,139,475
Net amort of prem / accretion of discount	(404,822)	(203,653)
Sales of fixed maturities	(454,557,173)	(203,451,919)
Sales of equity securities	(134,450,698)	(84,456,340)
Realized gains on investments (1)	12,043,346	13,588,679
Foreign currency gains on investments	834,529	6,108,112
Unrealized (losses) gains (1)	5,316,941	7,514,045

Balance - September 30	$101,939,932	$89,360,971

(1)
These amounts for the nine months ended September 30, 2010 have been restated for the reasons described in the Explanatory Note to this Form 10-Q/A.  They have also been adjusted to correct a misclassification between realized and unrealized gains. This misclassification is isolated only to this table and had no impact to the financial statements of the Company.  Other than updating these amounts for the restatement and the misclassification, no attempt has been made to amend or update this table.

The amounts presented in the Statement of Cash Flows differ from the amounts shown in the table summarizing investment activities above due to the timing of cash settlements and to the transfer of the Company’s available-for-sale portfolio to trading.

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

Legislative Initiatives

The State of Florida created Citizens Property Insurance Corporation (“Citizens”) to provide insurance to Florida homeowners in high-risk areas and to others without private insurance options. As of September 30, 2010, there were 1,237,289 Citizens’ policies in force. In May 2007, the State of Florida passed legislation that froze property insurance rates for Citizens customers at December 2006 levels through December 31, 2008 and permitted insurance customers to opt into Citizens when the price of a private policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. In May 2008, the Florida Legislature extended a freeze on Citizens rates through January 2010. In 2009, the legislature authorized Citizens to make incremental annual changes, beginning January 1, 2010, to achieve actuarially sound rate levels, provided that the rate increase in any year did not exceed ten percent for any policyholder, excluding coverage changes and surcharges.  This limitation on policyholders’ rate changes has resulted in Citizens’ implementing rates levels for 2010 that in the aggregate are lower than its indicated rate need.  These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida Legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. In 2009, the Florida Legislature adopted a plan to phase-out the expanded FHCF coverage over a period extending through the 2013 hurricane season, and to increase the premiums associated with the expanded coverage.  If the expanded FHCF coverage expires or if the law providing for the expanded coverage is otherwise modified, or UPCIC otherwise purchases additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity, the cost of UPCIC’s reinsurance program may increase, which could affect UPCIC’s profitability until such time as UPCIC can obtain approval of appropriate rate changes. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company, and the Florida Legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company.

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

The Company’s investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis.  Pursuant to this investment policy, as of September 30, 2010, the Company’s trading securities portfolio comprised approximately 9.5% in fixed income securities and 90.5% in equity securities.  The Company does not use any swaps, options, futures or forward contracts to hedge or enhance the investment portfolio at this time.

The investment portfolio is managed by the Investment Committee consisting of all current directors and is in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the nine-month periods ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
	2010	2009
Cash and cash equivalents	$109,150	$253,073
Fixed maturities	710,325	1,136,568
Equity securities	36,530	634,362
Total investment income	856,005	2,024,003
Less investment expenses	(479,430)	(638,996)

Net investment income	$376,575	$1,385,007

The following tables summarize, by type, the Company’s investments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Available for sale
Fixed maturities, at fair value:
US government and agency obligations	$ -	0.0%	$ 41,389,008	36.1%
Foreign obligations	-	0.0%	-	0.0%

Equity securities, at fair value:
Commodities	-	0.0%	56,961,180	49.6%
Common stock	-	0.0%	16,446,822	14.3%

Total investments	$ -	0.00%	$114,797,010	100.00%

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
Trading
Fixed maturities, at fair value:
US government and agency obligations	$ 3,465,332	3.3%	$ -	0.0%
Foreign obligations	6,173,911	5.9%	-	0.0%

Equity securities, at fair value:
Commodities	81,972,320	80.9%	-	0.0%
Common stock	10,328,369	9.9%	-	0.0%

Total investments	$101,939,932	100.00%	$ -	0.00%

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

ITEM 4. CONTROLS AND PROCEDURES

The following is amended to reflect the restatement of the Company’s Condensed Consolidated Financial Statements as discussed further in the Explanatory Note, Notes 1 and 5 to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness as of September 30, 2010 as described below.

The Company is restating its Condensed Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2010.  The Company is issuing this restatement to correct a third-party clerical error in the coding of a single investment security that resulted in an overstatement of unrealized gains on investments of $2,316,041 and realized gains on investments of $100,039 included in earnings for the three- and nine-month periods ended September 30, 2010.  Through its internal review, management discovered that its external provider of investment accounting services incorrectly coded a series of purchases of a commodity security held by the Company.  As a result, the provider reported to the Company that the security had gained value during the quarter ended September 30, 2010, when in fact it had lost value.  The amount of actual unrealized loss on that single investment was $62,510.   In addition to correcting the overstatement of gains, the calculations for certain incentive bonus compensation payments, which are based on the performance of the Company and have not yet been paid, have been reduced by $189,828.

The net effect resulting from this clerical error on income before income taxes, net income and diluted earnings per share for the three- and nine-month periods ended September 30, 2010, and on stockholders’ equity at September 30, 2010, is as follows:

●	Income before income taxes decreased by $2,226,252

●	Net income decreased by $1,367,475

●	Diluted earnings per share decreased by $0.04

●	Stockholders’ equity decreased by $1,367,475

Following a review of its controls and processes for monitoring the work performed by the provider of investment accounting services, the Company’s management, in consultation with the Audit Committee, determined that the Company’s failure to timely detect the coding error for the investment security in its investment portfolio was a material weakness.  The material weakness resulted in the restatement of the Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2010.

Enhancing Controls

The Company has reviewed its processes and controls for monitoring the work performed by its external provider of investment accounting services and determined that the error was limited to failing to timely detect a coding error made by the provider with respect to a single commodity security in the Company’s investment portfolio.  The Company reviewed the investment accounting reports provided by the provider and determined that there were no other coding errors in them.  To further support the system of internal controls, the Company has enhanced its investment accounting reporting system to provide that:

●	the same analytical procedures applied by the Company at year-end, which detected the error made by the external service provider, are applied each quarter.

●
the external service provider will develop and implement a report which identifies significant fluctuations in month-end market prices compared to both purchase prices and sales prices followed by the provider’s review and sign-off of the report.

●
the external service provider will have an Account Manager, not involved in any of the monthly transaction processing or reconciling, complete an independent, secondary reconciliation of the securities.

Management believes that, as of the filing of this Amended Report, the Condensed Consolidated Financial Statements included herein present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.  Management believes the material weakness has been fully addressed.

Changes in Internal Control Over Financial Reporting

None with the exception of the enhancement of controls as described above under Enhancing Controls.

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

UNIVERSAL INSURANCE HOLDINGS, INC.
Date: March 21, 2011	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer
/s/ George R. De Heer
George R. De Heer, Chief Financial Officer (Principal Accounting Officer)