Form 10-K
period 2010-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2011-03-31
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number 001-33251
UNIVERSAL INSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0231984 (I.R.S. Employer Identification No.)
1110 West Commercial Blvd., Suite 100, Fort Lauderdale, Florida 33309
(Address of principal executive offices)
Registrant’s telephone number, including area code: (954) 958-1200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	NYSE Amex LLC
Securities registered pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2010: $94,450,277.
     Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of March 24, 2011: 39,387,998

UNIVERSAL INSURANCE HOLDINGS, INC.

DOCUMENTS INCORPORATED BY REFERENCE
Information called for in PART III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

PART I
ITEM 1. BUSINESS
THE COMPANY
     Universal Insurance Holdings, Inc. (“UIH” or the “Company”) was originally organized as Universal Heights, Inc. under the laws of the State of Delaware on November 13, 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. Its principal executive offices are located at 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309, and its telephone number is (954) 958-1200.
     In April 1997, the Company organized a subsidiary, Universal Property & Casualty Insurance Company (“UPCIC”), as part of its strategy to take advantage of what management believed to be profitable business and growth opportunities in the residential property and casualty insurance marketplace. UPCIC was formed to participate in the transfer of homeowners’ insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association (“JUA”). UPCIC’s application to become a Florida licensed property and casualty insurance company was filed with the Florida Office of Insurance Regulation (“OIR”) on May 14, 1997 and approved on October 29, 1997. UPCIC’s proposal to begin operations through the acquisition of homeowners’ insurance policies issued by the JUA was approved by the JUA on May 21, 1997, subject to certain minimum capitalization and other requirements.
     The Florida Insurance Code requires that companies must maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $4.0 million. UPCIC’s statutory capital and surplus was $115,926,200 at December 31, 2010 and exceeded the minimum capital and surplus requirements. UPCIC is also required to adhere to prescribed premium-to-capital surplus ratios.
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
     Blue Atlantic Reinsurance Corporation (“BARC”) was incorporated in Florida on November 9, 2007 as a wholly owned subsidiary of the Company to be a reinsurance intermediary broker. BARC became licensed by the Florida Department of Financial Services as a reinsurance intermediary broker on January 4, 2008.
     The Company filed an application with the OIR on June 23, 2008 to open a second property and casualty insurance subsidiary, Infinity Property and Casualty Insurance Company (“Infinity”), in the State of Florida. Infinity was renamed American Platinum Property and Casualty Insurance Company (“American Platinum”). On October 1, 2008, the Company signed a consent order agreeing to the terms and conditions for the issuance of a certificate of authority to American Platinum. The final approval and issuance of the certificate of authority was granted by the OIR on December 2, 2008.
     The Company has evolved into a vertically integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing.
INSURANCE BUSINESS
     The Company’s primary product is homeowners’ insurance. The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. Ninety-eight percent of UPCIC’s in-force policies as of December 31, 2010 were policies with coverage including wind risks in the states of Florida, North Carolina, South Carolina and Hawaii. The average premium for a policy with wind coverage is approximately $1,155.
     UPCIC is evaluating possible participation with the National Flood Insurance Program (“NFIP”) to become authorized to write and service flood insurance policies under the Write Your Own (“WYO”) Program and continues to evaluate policy administration requirements for the program in light of expected updates. Management may consider underwriting other types of policies in the future, subject to approval by the appropriate regulatory authorities. See Item 1, Competition under “Factors Affecting Operating Results and Market Price of Stock” for a discussion of the material conditions and uncertainties that may affect UPCIC’s ability to obtain additional policies.
     As of December 31, 2010, UPCIC was licensed to transact insurance business in the seven states of Florida, North Carolina, South Carolina, Hawaii, Georgia, Maryland and Massachusetts. The State of North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted. There is no assurance that UPCIC will be successful in obtaining licenses in additional states and no prediction of when, if licensed, the Company will commence operations in any of these states.
     As of December 31, 2010, the geographical distribution of UPCIC’s policies-in-force and total insured values were as follows:

Geographical area	Policies-In-Force	%	Total Insured Value	%

Florida Counties
Miami-Dade, Broward & Palm Beach	184,486	31.6%	$40,319,049,846	31.4%
Pinellas & Hillsborough	72,596	12.5%	15,800,306,880	12.3%
Lee & Collier	65,207	11.2%	12,707,136,792	9.9%
Brevard & Indian River	31,653	5.4%	6,547,873,339	5.1%
Manatee & Sarasota	36,753	6.3%	7,020,463,634	5.4%
Escambia	24,100	4.1%	6,592,853,082	5.1%
St. Lucie & Martin	28,977	5.0%	6,295,296,072	4.9%
Duval	13,623	2.3%	2,863,557,920	2.2%
All Other Counties	116,964	20.0%	26,976,468,284	21.0%

Florida-Totals	574,359	98.4%	$125,123,005,848	97.3%
All other states	9,519	1.6%	3,428,605,294	2.7%

Total	583,878	100.0%	$128,551,611,142	100.0%

     On October 19, 2009, UPCIC received approval for a premium rate increase for its homeowner’s program within the State of Florida. The premium rate increase averaged approximately 14.6 percent statewide. The effective dates for the premium rate increase were October 22, 2009 for new business and December 11, 2009 for renewal business. On November 3, 2009, UPCIC received approval for a premium rate increase for its dwelling fire program within the State of Florida. The premium rate increase averaged approximately 14.8 percent statewide. The effective dates for the premium rate increase were November 5, 2009 for new business and December 29, 2009 for renewal business. This rate increase had a positive impact on results during 2010 which the Company expects will continue into 2011.
     UPCIC filed a premium rate change for homeowners insurance programs with the Florida OIR on November 5, 2010. The rate increase, which will result in an average premium increase of approximately 14.9 percent statewide, was approved by the OIR on February 3, 2011. The effective dates for the rate increase are February 7, 2011 for new business and March 28, 2011 for renewal business. UPCIC expects the approved premium rate increases to have a favorable effect on premiums written and earned in future months as new and renewal policies are written at the higher rates.
OPERATIONS
     The Company is a vertically integrated insurance holding company. The Company, through its wholly owned subsidiaries, is currently engaged in insurance underwriting, distribution and claims. UPCIC generates revenues primarily from the collection of premiums. Universal Risk Advisors, Inc. (“URA”), the Company’s managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of UPCIC’s insurance products through the Company’s distribution network. All underwriting, rating, policy issuance, reinsurance negotiations, and certain administration functions for UPCIC are performed by URA. The Company formed a claims adjusting company, Universal Adjusting Corporation, which adjusts UPCIC claims, and an inspection company, Universal Inspection Corporation, which performs property inspections for homeowners’ insurance policies underwritten by UPCIC.

     Atlas Premium Finance Company offers premium finance services to policyholders of UPCIC. BARC performs reinsurance negotiations on behalf of URA for UPCIC. Universal Logistics Corporation assists with operational duties associated with the day-to-day business of the Company.
     American Platinum is authorized to write homeowners, multi peril and inland marine coverage on homes valued in excess of $1.0 million. Additionally, the new subsidiary may write excess flood insurance on homes valued in excess of $250,000. As of December 31, 2010, American Platinum had not yet underwritten any policies.
     The Company also generates income by investing available funds in accordance with investment policies adopted by the Board of Directors. The Company’s principal investment objective is to maximize total rate of return after federal income taxes while maintaining liquidity and minimizing risk consistent with and subject to certain regulatory requirements and limitations.
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
     The Company believes that a substantial portion of its future growth will depend on its ability, among other things, to successfully implement its business strategy, including expanding the Company’s product offering by underwriting and marketing additional insurance products and programs through its distribution network, further penetrating the Florida market by establishing relationships with additional independent agents in order to expand its distribution network and to further disperse its geographic risk by expanding into other geographical areas outside the state of Florida. Any future growth is contingent on various factors, including the availability of adequate capital, the Company’s ability to hire and train additional qualified personnel, regulatory requirements, the competitive environment, and rating agency considerations. There is no assurance that the Company will be successful in expanding its business, that the Company’s existing infrastructure will be able to support additional expansion or that any new business will be profitable. Moreover, as the Company expands its insurance products and programs and the Company’s mix of business changes, there can be no assurance that the Company will be able to maintain or improve its profit margins or other operating results. In addition, Florida has been, and is currently experiencing an economic downturn and diminution of real estate values that could affect the premium rates the Company charges for homeowner’s insurance. There can also be no assurance that the Company will be able to obtain the required regulatory approvals to offer additional insurance products. UPCIC is also required to maintain minimum surplus to support its underwriting program. The surplus requirement affects UPCIC’s potential growth. In addition, there can be no assurance that current state or federal laws applicable to the Company’s business will not be amended in the future. Any such amendment could have an adverse effect on the Company’s financial condition or operations.
Insurance Operations
     Management has implemented several rate increases over the past several years to strengthen UPCIC’s financial condition. The positive impact of these rate increases has been partially offset by rate decreases and discounts mandated by the Florida Legislature, including wind mitigation credits which became effective in 2007. Recent rate increases include two premium rate changes filed by UPCIC for HO and DP with the Florida OIR in the calendar year 2009, which were both approved. The first requested statewide average rate increase of 4.8% HO was approved by the OIR and was implemented in UPCIC’s rates on February 27, 2009 for new business and April 19, 2009 for renewal business. The first requested statewide average rate increase of 4.7% DP was approved by the OIR and was implemented in UPCIC’s rates on March 2, 2009 for new business and April 21, 2009 for renewal business. The second requested statewide average rate increase of 14.6% HO was approved by the OIR and was implemented in UPCIC’s rates on October 22, 2009 for new business and December 11, 2009 for renewal business. The second requested statewide average rate increase of 14.8% DP was approved by OIR and was implemented in UPCIC’s rates on November 5, 2009 for new business and December 29, 2009 for renewal business. Finally, UPCIC filed a premium rate change for HO with the Florida OIR on November 5, 2010. The statewide average rate increase of 14.9% HO was approved by the OIR on February 3, 2011 and was implemented in UPCIC’s rates on February 7, 2011 for new business and March 28, 2011 for renewal business.
     The insurance premiums charged by UPCIC are subject to various statutory and regulatory requirements. Among these, UPCIC must offer wind mitigation discounts in accordance with a program mandated by the Florida Legislature and implemented by the OIR. The level of wind mitigation discounts mandated by the Florida Legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on UPCIC’s premium. The following table reflects the effect of wind mitigation credits received by UPCIC policyholders:

		Reduction of in-force premium (only policies including wind coverage)
	Percentage of UPCIC			Percentage
	policyholders			reduction of
Date	receiving credits	Total credits	In-force premium	in-force premium
6/1/2007	1.9%	$6,284,697	$487,866,319	1.3%
12/31/2007	11.8%	$31,951,623	$500,136,287	6.0%
3/31/2008	16.9%	$52,398,215	$501,523,343	9.5%
6/30/2008	21.3%	$74,185,924	$508,411,721	12.7%
9/30/2008	27.3%	$97,802,322	$515,560,249	16.0%
12/31/2008	31.1%	$123,524,911	$514,011,138	19.4%
3/31/2009	36.3%	$158,229,542	$530,029,572	23.0%
6/30/2009	40.4%	$188,053,342	$544,646,437	25.7%
9/30/2009	43.0%	$210,291,783	$554,378,761	27.5%
12/31/2009	45.2%	$219,974,130	$556,577,449	28.3%
3/31/2010	47.8%	$235,717,892	$569,870,173	29.3%
6/30/2010	50.9%	$281,386,124	$620,276,858	31.2%
9/30/2010	52.4%	$291,306,407	$634,285,246	31.5%
12/31/2010	54.2%	$309,858,168	$648,408,227	32.3%
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
     UPCIC protects itself against the risk of catastrophic loss by obtaining annual reinsurance coverage as of the beginning of hurricane season on June 1 of each year. UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. UPCIC’s catastrophe reinsurance program currently covers three events subject to the terms and limitations of the reinsurance contracts. However, UPCIC may not buy enough reinsurance to cover multiple storms going forward or be able to timely or cost-effectively obtain reinsurance. UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations.
     For the 2010, 2009 and 2008 hurricane seasons, UPCIC purchased reinsurance coverage up to and above the 100-year “Probable Maximum Loss” (“PML”). PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models such as AIR/CLASIC/2, produce loss estimates that are qualified in terms of dollars and probabilities. UPCIC’s PML amounts are modeled using the AIR/CLASIC/2 version in effect at the date of the calculation. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance. It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.
     Although UPCIC uses a widely recognized, commercially available model to estimate its hurricane losses, other models exist that might produce higher or lower loss estimates. The loss estimates developed by the catastrophe model are dependent upon assumptions or scenarios incorporated into the model by its developer, which is a third party independent of UPCIC, and on assumptions or scenarios made by UPCIC or its representatives when using the model. There is no assurance these assumptions or scenarios will reflect the characteristics of future hurricane events that may affect Florida or the resulting economic conditions. As UPCIC writes policies throughout the year, its 100-year PML will change. It is possible that the reinsurance in place may not always surpass the 100-year PML at every point in time. This may result in exposure to UPCIC for losses that are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity.
Reliance on Third Parties and Reinsurers
     UPCIC relies on reinsurers to limit the amount of risk retained under its policies and to increase its ability to write additional risks. UPCIC’s intention is to limit its exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements. There is no assurance UPCIC will be able to obtain current levels of reinsurance in the future, which could potentially result in a material adverse effect to the Company should a catastrophic event occur.
Reinsurance
     The property and casualty reinsurance industry is subject to the same market conditions as the property and casualty insurance market as a whole, and there can be no assurance that reinsurance will be available to UPCIC to the same extent and at the same cost as currently in place for UPCIC. Future increases in catastrophe reinsurance costs are possible and could adversely affect UPCIC’s results. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risks it insures, although it does make the reinsurer liable to the primary insurer. Therefore, UPCIC is subject to credit risk with respect to its reinsurers. In addition, UPCIC obtains a significant portion of its reinsurance coverage from the Florida Hurricane Catastrophe Fund (“FHCF”). There is no guaranty the FHCF will be able to provide reimbursements at levels or with the speed requested and relied upon by UPCIC or as timely as required by UPCIC’s claims payments to policyholders. Likewise, there is no guaranty that laws, contracts or requirements relating to the FHCF will be interpreted in a manner consistent with UPCIC’s understandings or will remain unchanged in the future.

     On October 29, 2010, the State Board of Administration (“SBA”) published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly. The SBA estimated that the FHCF’s total claims-paying capacity under current market conditions for the 2010 - 2011 contract year is projected to be $18.776 billion over the 12-month period following the estimate. The SBA also referred to its report entitled, “October 2010 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s claims-paying capacity. The Report estimated that the FHCF’s minimum 12-month claims-paying capacity is $19.414 billion and its maximum 12-month claims-paying capacity is $35.414 billion with an average claims-paying capacity of $25.414 billion. This projected claims-paying capacity exceeds the FHCF’s maximum statutory obligation for 2010 of $18.776 billion. Claims-paying capacity exceeding the FHCF’s maximum statutory obligation for a single contract year may be available for insurer reimbursements in future contract years. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for the 2010 — 2011 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. In the event the aggregate amount of reimbursement coverage requested by insurers for a particular contract year exceeds the FHCF’s actual claims-paying capacity, the FHCF’s obligation to reimburse insurers is limited by law to its actual claims-paying capacity. The aggregate cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.
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
Adequacy of Liabilities for Losses
     The liabilities for losses and loss adjustment expenses (“LAE”) periodically established by UPCIC are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses and there may be substantial differences between actual losses and UPCIC’s liabilities estimates. The inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses can be more pronounced during periods of rapid growth in written premiums such as UPCIC has experienced during recent years. UPCIC relies on industry data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and adequate liabilities. Furthermore, factors such as storms and weather conditions, climate changes and patterns, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on UPCIC’s future loss experience. Accordingly, there can be no assurance that UPCIC’s liabilities will be adequate to cover ultimate loss development. The profitability and financial condition of UPCIC and the Company could be adversely affected to the extent that its liabilities are inadequate.
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

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Balance at beginning of year	$127,197,753	$87,947,774
Less reinsurance recoverable	(62,900,913)	(43,384,469)

Net balance at beginning of year	64,296,840	44,563,305

Incurred related to:
Current year	107,424,191	97,630,002
Prior years	5,931,284	8,503,133

Total incurred	113,355,475	106,133,135

Paid related to:
Current year	54,216,243	52,388,374
Prior years	43,621,652	34,011,226

Total paid	97,837,896	86,399,600

Net balance at end of year	79,814,419	64,296,840
Plus reinsurance recoverable	79,114,418	62,900,913

Balance at end of year	$158,928,837	$127,197,753

     As a result of changes in estimates of insured events in prior years, the provision for losses and LAE, net of related reinsurance recoverables, increased by $5,931,284 and $8,503,133 in 2010 and 2009, respectively, principally as a result of actual loss development on prior year non-catastrophe losses during the years ended December 31, 2010 and 2009.
     The Company has created a proprietary claims analysis tool (P2P) to analyze and calculate reserves. P2P is a custom built application by UPCIC that aggregates, analyzes and forecasts reserves based on historical data that spans more than a decade. It identifies historical claims data using same like kind and quality variables that exist in present claims and sets forth appropriate, more accurate reserves on current claims. P2P is reviewed by UPCIC management on a weekly basis in reviewing the topography of existing and incoming claims. P2P will be analyzed at each quarters end and adjustments to reserves are made at an aggregate level when appropriate.

     P2P was initially used for 2010 third quarter reserve analysis resulting in an increase in 2010 loss year reserves. Further refinements were put into place in 2010 fourth quarter which included inflation adjustments for past claims into 2010 dollars (inflation guard). P2P was reviewed by an independent third party for data integrity and system reliability. The program was used for 2010 fourth quarter analysis and supported the company’s independent actuary’s best figures for development in prior years. The system indicated reserves for the 2010 loss year that exceeded actuary’s best figures and system figures were used at year end. This program will be used for quarterly reviews on an ongoing basis.
     Based upon consultations with the Company’s independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR.
     The following table presents total unpaid loss and LAE, net of related reinsurance recoverables. The corresponding reinsurance recoverables shown in the Company’s consolidated financial statements for the periods indicated.

	Years Ended
	December 31, 2010	December 31, 2009
Unpaid Loss and LAE, net	$23,385,670	$15,164,583
IBNR loss and LAE, net	56,428,749	49,132,256

Total unpaid loss and LAE, net	$79,814,419	$64,296,840

Reinsurance recoverable on unpaid loss and LAE	22,973,458	15,810,646
Reinsurance recoverable on IBNR loss and LAE	56,140,960	47,090,267

Total reinsurance recoverable on unpaid loss and LAE	$79,114,418	$62,900,913

     The following Liability for Unpaid Losses and LAE re-estimates table illustrates the change over time of the direct reserves established for unpaid losses and LAE for UPCIC at the end of the last eleven calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive re-estimates of the original recorded reserve as of the end of each successive year which is the result of UPCIC’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The table also presents the gross re-estimated liability as of the end of the latest re-estimation period, with separate disclosure of the related re-estimated reinsurance recoverable. The Liability for Unpaid Losses and LAE re-estimates table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Unfavorable reserve re-estimates are shown in this table in parentheses. Amounts in the table are shown in thousands.

Years Ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Balance Sheet Liability	158,929	127,198	87,948	68,806	49,454	66,866	57,823	7,521	6,962	5,795	2,516
Cumulative paid as of:
One year later		88,364	70,066	52,666	42,546	79,374	66,213	4,195	4,113	7,311	3,073
Two years later			91,264	71,207	54,815	103,362	81,025	5,470	5,156	7,263	3,720

Three years later				78,321	64,781	111,799	92,616	6,074	5,447	7,798	3,773
Four years later					69,262	118,509	95,087	6,883	5,731	7,991	4,066

Five years later						122,575	97,757	7,176	5,860	8,139	4,099
Six years later							99,219	7,356	5,897	8,152	4,112

Seven years later								7,384	6,015	8,180	4,167
Eight years later									6,017	8,188	4,194

Nine years later										8,189	4,200
Ten years later											4,200

Balance Sheet Liability	158,929	127,198	87,948	68,806	49,454	66,866	57,823	7,521	6,962	5,795	2,516

One year later		142,999	107,656	80,123	68,075	118,656	73,897	6,674	5,762	8,294	4,005
Two years later			115,486	87,289	69,623	125,112	95,165	5,907	6,154	7,797	4,167

Three years later				90,868	73,612	124,092	101,182	6,536	5,585	8,319	4,158
Four years later					77,767	125,249	100,823	7,149	5,856	8,056	4,328

Five years later						129,914	101,435	7,394	5,993	8,158	4,110
Six years later							101,242	7,530	6,012	8,241	4,112

Seven years later								7,436	6,067	8,244	4,207
Eight years later									6,019	8,230	4,209

Nine years later										8,189	4,203
Ten years later											4,200

Cumulative redundancy (deficiency)		(15,801)	(27,538)	(22,062)	(28,313)	(63,048)	(43,419)	85	943	(2,394)	(1,684)
     The following Liability for Unpaid Losses and LAE re-estimates table illustrates the change over time of the reserves, net of reinsurance, established for unpaid losses and LAE for UPCIC at the end of the last eleven calendar years.

Years Ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Gross Reserves for Unpaid
Claims and Claims Expense	158,929	127,198	87,948	68,806	49,454	66,866	57,823	7,521	6,962	5,795	2,516
Reinsurance Recoverable	79,114	62,901	43,385	37,583	32,314	60,792	56,266	6,249	5,502	3,091	1,591

Balance Sheet Liability	79,814	64,297	44,563	31,223	17,140	6,074	1,557	1,272	1,460	2,704	925
Cumulative paid as of:
One year later		43,860	34,171	23,709	20,023	12,886	1,210	935	631	3,586	1,124
Two years later			44,015	31,751	23,362	23,795	11,497	1,132	941	3,557	1,377

Three years later				34,472	26,956	25,469	21,732	1,298	1,058	3,774	1,399
Four years later					28,585	27,993	23,118	1,407	1,192	3,867	1,502

Five years later						29,450	25,446	1,444	1,232	3,940	1,518
Six years later							26,721	1,475	1,244	3,937	1,523

Seven years later								1,479	1,269	3,948	1,542
Eight years later									1,270	3,951	1,552

Nine years later										3,952	1,554
Ten years later											1,554

Balance Sheet Liability	79,814	64,297	44,563	31,223	17,140	6,074	1,557	1,272	1,460	2,704	925

One year later		70,468	53,226	37,573	29,167	25,246	4,056	1,442	1,134	4,032	1,425
Two years later			55,005	39,948	30,501	30,943	22,644	1,209	1,295	3,785	1,555

Three years later				39,441	31,285	31,178	28,169	1,395	1,105	4,010	1,553
Four years later					31,303	31,482	28,524	1,482	1,254	3,898	1,608

Five years later						31,645	28,594	1,509	1,293	3,950	1,522
Six years later							28,568	1,510	1,298	3,976	1,523

Seven years later								1,530	1,292	3,978	1,556
Eight years later									1,271	3,971	1,557

Nine years later										3,952	1,555
Ten years later											1,554

Cumulative redundancy (deficiency)		(6,171)	(10,442)	(8,218)	(14,163)	(25,571)	(27,011)	(258)	189	(1,248)	(629)
Percent		-9.6%	-23.4%	-26.3%	-82.6%	-421.0%	-1734.8%	-20.3%	12.9%	-46.2%	-68.0%
Gross Reestimated Liability-Latest		142,999	115,486	90,868	77,767	129,914	101,242	7,436	6,019	8,189	4,200
Reestimated Recovery-Latest		72,531	60,481	51,427	46,464	98,269	72,674	5,906	4,748	4,237	2,646

Net Reestimated Liability-Latest		70,468	55,005	39,441	31,303	31,645	28,568	1,530	1,271	3,952	1,554
Gross cumulative redundancy (deficiency)		(15,801)	(27,538)	(22,062)	(28,313)	(63,048)	(43,419)	85	943	(2,394)	(1,684)
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
     The following table sets forth the statutory loss ratios, expense ratios and combined ratios for the periods indicated for UPCIC. The ratios are net of reinsurance, including catastrophe reinsurance premiums which comprise a significant cost, and inclusive of loss adjustment expenses. The ratios shown in the table below are computed based upon statutory accounting principles. The expense ratio includes management fees and commissions paid by UPCIC to an affiliate in the amount of $52,689,347 in 2010 and $46,437,196 in 2009.

	Years Ended December 31,
	2010	2009
Loss Ratio	73%	83%
Expense Ratio	40%	56%
Combined Ratio	113%	139%
     In order to reduce losses and thereby reduce the loss ratio and the combined ratio, the Company has taken several steps. These steps include closely monitoring rate levels for new and renewal business, restructuring the homeowners’ insurance coverage offered, reducing the cost of catastrophic reinsurance coverage, and working to reduce general and administrative expenses.
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
     In addition, the Florida Legislature and the National Association of Insurance Commissioners (“NAIC”) from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future legislation or regulatory or administrative initiatives may have on the financial condition or operations of UPCIC or the Company. Actions by the OIR could have a material adverse effect on the Company.
     UPCIC has become and will become subject to other states’ laws and regulations as it has obtained and continues to seek authority to transact business in states other than Florida. In addition, UPCIC’s possible participation in the NFIP’s Write Your Own (“WYO”) Program of the NFIP will be governed by federal laws and regulations.
Legislative Initiatives
     The State of Florida operates the Citizens Property Insurance Corporation (“Citizens”) to provide insurance to Florida homeowners in high-risk areas and to others without private insurance options. As of February 28, 2011, there were 1,308,857 Citizens’ policies in force. In May 2007, the State of Florida passed legislation that froze property insurance rates for Citizens customers at December 2006 levels through December 31, 2008, and permits insurance customers to opt into Citizens when the price of a privately-offered insurance policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect the ability of UPCIC and the Company to do business profitably. In addition, the Florida Legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond the control of UPCIC and the Company. The Florida Legislature and the NAIC from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements. The Company cannot predict the effect that any proposed or future federal or state legislation or initiatives may have on the financial condition or operations of the Company or the Company’s ability to expand its business.
Product Pricing
The rates charged by UPCIC generally are subject to regulatory review and approval before they may be implemented. UPCIC periodically submits its rate revisions to regulators as required by law or deemed by the Company and UPCIC to be necessary or appropriate for UPCIC’s business. UPCIC prepares these filings based on objective data relating to its business and on judgment exercised by its management and by retained professionals.

There is no assurance that the objective data incorporated in UPCIC’s filings based on its past experience will be reflective of UPCIC’s future business. In addition, there is no assurance that UPCIC’s business will develop consistently with the judgments reflected in its filings. The Company and UPCIC likewise cannot be assured that regulatory authorities will evaluate UPCIC’s data and judgments in the same manner as UPCIC. UPCIC’s filings also may be affected by political or regulatory factors outside of UPCIC’s control, which may result in disapproval of UPCIC’s filings or in negotiated compromises resulting in approved rates that differ from rates initially filed by UPCIC or that the Company and UPCIC otherwise would consider more appropriate for the Company’s business.
     The premiums charged by UPCIC to policyholders are affected by legislative enactments and administrative rules, including a state-mandated program requiring residential property insurance companies like UPCIC to provide premium discounts when policyholders verify that insured properties have certain construction features or other windstorm loss reduction features. The level of required premium discounts may exceed the expected reduction in losses associated with the construction features for which the discounts are provided. Although UPCIC may submit rate filings to address any premium deficiencies, those rate filings are subject to the considerations identified in the preceding paragraph. Any inability of UPCIC to implement sufficient and timely rate adjustments to provide aggregate premiums commensurate with UPCIC’s expected losses will have a material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity.
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
Financial Stability Rating
     Financial stability ratings are an important factor in establishing the competitive position of insurance companies and may impact an insurance company’s sales. Demotech, Inc. maintains a letter scale financial stability rating system ranging from Á” (A double prime) to L (licensed by state regulatory authorities). On March 30, 2011, Demotech, Inc. affirmed UPCIC’s financial stability rating of A, which is the third highest of six rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have “... exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.” With a financial stability rating of A, the Company expects that UPCIC’s property insurance policies will be acceptable to the secondary mortgage marketplace and mortgage lenders. The rating of UPCIC is subject to at least annual review by, and may be revised downward or revoked at the sole discretion of, Demotech, Inc.
     In March 2010, to help address questions and concerns regarding Demotech’s rating and review process, Demotech published Guidance on Financial Stability Ratings and Catastrophe Reinsurance Program Reporting for Florida Property Insurers. The document contains the criteria Demotech considers when reviewing a company. On March 22, 2010, UPCIC received notice from Demotech that it would require a capital infusion of $30 million by April 16, 2010 in order for it to maintain its A rating. To comply with this requirement the Company contributed an aggregate amount of $30 million to UPCIC in March 2010. Demotech subsequently reaffirmed UPCIC’s A rating.

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
Employees
     As of February 24, 2011, the Company had 252 full-time employees. None of the Company’s employees are represented by a labor union. The Company has an employment agreement with Bradley I. Meier, President and Chief Executive Officer of the Company, Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company and George R. De Heer, Chief Financial Officer of the Company. See “Executive Compensation-Employment Agreements.” The Company also has employment agreements with certain employees that do not serve in an executive capacity at the Company.
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
ITEM 1A. RISK FACTORS
     This document contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.
     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.
     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer. These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends. These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.
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
     In addition, we are subject to claims arising from weather events such as rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of property claims when severe weather conditions occur. The nature and level of catastrophes in any period cannot be predicted and could be material to our operations. In addition, impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth.
Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition
     Changes in the severity or frequency of claims may affect the profitability of our Company. Changes in homeowner’s claim severity are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.
     Our Company may experience declines in claim frequency from time to time. The short-term level of claim frequency we experience may vary from period to period and may not be sustainable over the longer term. A significant long-term increase in claim frequency could have an adverse effect on our operating results and financial condition.
Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition
     Recorded claim reserves in the property-casualty business are based on our best estimates of losses, both reported and incurred but not reported (“IBNR”), after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered which include but are not limited to law changes, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.
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
Regulation limiting rate increases and requiring us to participate in loss sharing may decrease our profitability
     From time to time, political dispositions affect the insurance market, including efforts to effectively suppress rates at a level that may not allow us to reach targeted levels of profitability. Despite efforts to remove politics from insurance regulation, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, can act in ways that impede a satisfactory correlation between rates and risk. Such acts may affect our ability to obtain approval for rate changes that may be required to attain rate adequacy along with targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk may be dependent upon the ability to adjust rates for its cost.
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
     The returns on our investment portfolio may be reduced or we may incur losses as a result of changes in general economic conditions, interest rates, real estate markets, fixed income markets, metals markets, energy markets, agriculture markets, equity markets, alternative investment markets, credit markets, exchange rates, global capital market conditions and numerous other factors that are beyond our control.

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
We are subject to market risk which may adversely impact investment income
     Our primary market risk exposure is to changes in interest rates. A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio’s average rate. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a portion of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities.
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
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
     As an insurance company, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by the Company. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.
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
A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition
     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under insurer’s control. The current insurance financial strength rating of UPCIC is from Demotech, Inc. The assigned rating is A. Because this rating is subject to continuous review, the retention of this rating cannot be assured. A downgrade in this rating could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms
     The capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain financing on favorable terms.
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
Loss of key executives could affect our operations

     UPCIC’s operations also depend in large part on the efforts of Bradley I. Meier, who serves as President of UPCIC. Mr. Meier has also served as President, Chief Executive Officer and Director of the Company since its inception in November 1990. In addition, UPCIC’s operations have become materially dependent on the efforts of Sean P. Downes, who serves as Chief Operating Officer of UPCIC. Mr. Downes has also served as Chief Operating Officer, Senior Vice President and Director of the Company since January 2005 and as a Director of UPCIC since May 2003. The loss of the services provided by either Mr. Meier or Mr. Downes could have a material adverse effect on UPCIC’s and the Company’s financial condition and results of operations. In addition, if Mr. Meier were to become incapacitated or elect to reduce his responsibilities with the Company, we would expect that Mr. Downes would assume his responsibilities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     On July 31, 2004, the Company purchased a building located in Fort Lauderdale, Florida that became its headquarters on July 1, 2005. The building is 100% occupied by the Company. There is no mortgage or lease arrangement. The building is adequately covered by insurance.
     On April 30, 2010, the Company purchased a 9,000 square foot building located in Fort Lauderdale, Florida contiguous to its existing headquarters that it intends to use as additional home office space.
      The Company believes that those buildings will be suitable for their intended use and adequate to meet the Company’s current and future needs. The building will be 100% utilized by the Company. The building is currently unoccupied. There is no mortgage or lease arrangement. The building is adequately covered by insurance.
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
ITEM 4. RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s Common Stock, par value $0.01 per share (“Common Stock”), is quoted on the NYSE Amex LLC (“NYSE Amex”) formerly known as the American Stock Exchange, under the symbol UVE. The Company’s common shares were quoted and traded on the OTC Bulletin Board under the symbol UVIH prior to April 30, 2007 when the Company commenced trading on the NYSE Amex. The following table sets forth prices of the Common Stock, as reported by the NYSE Amex.

For year ended December 31, 2010	High	Low	Dividends Declared
First Quarter	$6.72	$4.59	$0.12
Second Quarter	$5.30	$4.01	$0.10
Third Quarter	$4.75	$3.98	$0.00
Fourth Quarter	$5.15	$4.17	$0.10

For year ended December 31, 2009	High	Low	Dividends Declared
First Quarter	$4.58	$2.40	$0.22
Second Quarter	$5.96	$3.65	$0.12
Third Quarter	$5.70	$4.45	$0.00
Fourth Quarter	$6.45	$4.90	$0.20
     As of March 15, 2011, there were approximately 41 shareholders of record of the Company’s Common Stock.
     As of December 31, 2010, there were 2 and 4 shareholders of the Company’s Series A and Series M Preferred Stock (“Preferred Stock”) respectively. During the year ended December 31, 2010, shareholders converted 950 shares of Series M Preferred Stock into 1,187 shares of Common Stock. During the year ended December 31, 2009, shareholders converted 30,000 shares of Series A Preferred Stock into 75,000 shares of Common Stock.
     During 2010 and 2009, respectively, the Company declared and paid aggregate dividends of $19,950 and $27,450 on the Company’s Series A Preferred Stock.
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
Equity Compensation Plan Information
     The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of fiscal year ended December 31, 2010.

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in first
Plan Category	and rights	and rights	column)

Equity compensation plans approved by security holders	1,665,000	$5.07	135,000
Equity compensation plans not approved by security holders	3,720,000	$4.50	N/A
Total	5,385,000	$4.68	135,000

     On October 13, 2009, the Company’s Board of Directors approved, and recommended that the Company’s stockholders approve, the 2009 Omnibus Incentive Plan (“Incentive Plan”). On November 16, 2009, the Company’s stockholders approved the Incentive Plan by written consent.
     The total number of shares issuable under the incentive plan is 1,800,000 shares of common stock, par value, $0.01 per share. Awards under the Incentive Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of Common Stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates. The Incentive Plan also provides for awards that are intended to qualify as “performance-based compensation” in order to preserve the deductibility of such compensation by the Company under Section 162(m) of the Internal Revenue Code. The Incentive Plan shall have a term of ten years expiring on November 16, 2019.
Stock Performance Graph
     The following graph compares the cumulative total stockholder return of the Company’s Common Stock from December 31, 2005 through December 31, 2010 with the cumulative total return of the SNL Insurance P&C and the Amex Composite. SNL Insurance P&C includes all publicly traded insurance underwriters in the property and casualty sector and was prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company’s Common Stock and in each of the two indices on December 31, 2005 with all dividends being reinvested on the ex-dividend date. The closing price of the Company’s Common Stock on December 31, 2005 (the last trading day of the year) was 0.770 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Universal Insurance Holdings, Inc.	100.00	393.76	1085.47	411.72	1117.46	989.91
SNL Insurance P&C	100.00	116.57	125.86	97.42	105.33	125.60
Amex Composite	100.00	119.94	145.36	86.56	117.36	147.40
(1) The stock prices used to calculate total shareholder return for Universal Insurance Holdings, Inc. are based upon the prices of the Company’s common shares quoted and traded on the OTC Bulletin Board under the symbol UVIH prior to April 30, 2007 and the NYSE Amex on subsequent dates.
Future Dividend Policy
     Future cash dividend payments are subject to business conditions, the Company’s financial position, and requirements for working capital and other corporate purposes.
Stock Repurchases

     The following table presents information related to repurchases of our Common Stock during the three months ended December 31, 2010:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares That
	Total Number of		Part of Publicly	May Yet be Purchased
	Shares Purchased	Average Price Paid	Announced Plans or	Under the Plans or
Period	(1)	per Share	Programs	Programs
October 1-31, 2010	—	—	—	—
November 1-30, 2010	—	—	—	—
December 1-31, 2010	173,035	4.82	—	—

Total	173,035	$4.82	—	$—

(1)
All shares acquired represent shares tendered in connection with cashless exercises of stock options and vested shares of restricted stock. Amounts tendered were to cover either the strike price for option exercises or tax withholdings on the intrinsic value of stock option exercises and fair value of vested shares of restricted stock. These shares were subsequently cancelled by the Company.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Income statement data:
Direct premiums written	$666,309,262	$562,671,620	$511,369,676	$498,748,778	$371,754,514
Ceded premiums written	(466,694,053)	(428,384,278)	(360,581,696)	(358,405,016)	(230,718,709)

Net premiums written	199,615,209	134,287,342	150,787,980	140,343,762	141,035,805
(Increase) decrease in net unearned premium	(29,172,312)	7,366,383	(3,374,283)	14,074,690	(86,899,853)

Premiums earned, net	170,442,897	141,653,725	147,413,697	154,418,452	54,135,952

Total revenue	239,923,232	210,642,129	182,667,296	188,514,481	65,147,750
Total expenses	177,645,429	164,479,305	116,660,531	98,964,692	38,426,441
Income from continuing operations before income taxes	62,277,803	46,162,824	66,006,765	89,549,789	26,721,309
Income taxes, net	25,294,041	17,375,526	25,969,442	35,547,501	9,477,240
Discontinued Operations	—	—	—	—	(57,209)

Net Income	$36,983,762	$28,787,298	$40,037,323	$54,002,288	$17,186,860

Balance sheet data:
Total assets	$766,230,240	$678,247,300	$544,636,912	$491,193,365	$481,610,424

Total liabilities	$626,440,612	$564,972,843	$443,083,257	$418,618,180	$459,562,506
Unpaid losses and loss adjustment expenses	$158,928,837	$127,197,753	$87,947,774	$68,815,500	$49,564,514
Unearned premiums	$328,334,547	$278,370,544	$258,489,460	$254,741,198	$230,346,266
Long-term debt	$23,161,764	$24,632,353	$25,000,000	$25,000,000	$25,057,266

Total stockholders’ equity	$139,789,628	$113,274,457	$101,553,655	$72,575,185	$22,047,918

Earnings per share data
Basic net income per common share from continuing operations	$0.95	$0.76	$1.07	$1.52	$0.50
Fully diluted net income per common share from continuing operations	$0.92	$0.71	$0.99	$1.31	$0.44
Dividends declared per common share	$0.32	$0.54	$0.40	$0.24	$0.18
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
OVERVIEW
     The Company is a vertically-integrated insurance holding company, which through its various subsidiaries, covers substantially all aspects of insurance underwriting, distribution and claims processing. The Company’s primary product is homeowners’ insurance which it currently provides in four states. Florida represented 98% of its in-force policies as of December 31, 2010. The Company’s criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, the Company utilizes standard industry modeling techniques for hurricane and windstorm exposure. UPCIC’s in-force policies as of December 31, 2010 include 572,435 policies with coverage for wind risks and 11,443 policies without wind risks. The average premium for a policy with wind coverage was $1,155, and the average premium for a policy without wind coverage was $507. UPCIC had in-force premiums of approximately $667.1 million as of December 31, 2010.
     The Company generates revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.
     The Company joined the Russell 3000® Index on June 26, 2009 and remains a member as of the most recent reconstitution date. According to publicly available information provided on Russell’s Website, annual reconstitution of Russell’s U.S. indices captures the 3,000 largest U.S. stocks as of the end of May, ranking them by total market capitalization. Membership in the Russell 3000, which remains in place for one year, means automatic inclusion in the large-cap Russell 1000® Index or small-cap Russell 2000® Index as well as the appropriate growth and value style indices. Russell determines membership for its equity indices primarily by objective, market-capitalization rankings and style attributes. Russell indices are widely used by investment managers and institutional investors for index funds and as benchmarks for both passive and active investment strategies. The Company believes that its inclusion in the Russell 3000® Index will lead to additional visibility in the investment community.
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
Insurance Liabilities. Reserves are established to provide for the estimated costs of paying losses and LAE under insurance policies UPCIC has issued. Underwriting results are significantly influenced by estimates of losses and LAE reserves. These reserves are an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported (“IBNR”), as of the financial statement date.
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
     Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update reserve estimates quarterly as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve re-estimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as losses and LAE in the Consolidated Statements of Income in the period such changes are determined. Estimating the ultimate cost of losses and LAE is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.
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
Reserve estimates for non-catastrophe losses are derived using several different actuarial estimation methods that are variations on one primary actuarial technique. That actuarial technique is known as a “chain ladder” estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident year to create an estimate of how losses are likely to develop over time. This technique forms the basis of the six actuarial methods described below. An accident year refers to classifying claims based on the year in which the claims occurred, regardless of the date it was reported to UPCIC. This analysis is used to prepare estimates of required reserves for payments to be made in the future. The key data elements used to determine our reserve estimates include claim counts, paid losses, paid DCC, case reserves, and the related development factors applicable to this data.
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
The third method is the reported Bornhuetter-Ferguson (“B-F”) method. This method is essentially a blend of two other methods. The first method is the loss development method (described above), whereby actual reported losses are multiplied by an expected loss development factor. For slow reporting coverages, the loss development method can lead to erratic and unreliable projections, because a relatively small swing in early reporting periods can result in a large swing in ultimate projections. The second method is the expected loss method (a description of the expected loss method follows the description of the reported B-F method), whereby the IBNR estimate equals the difference between a predetermined estimate of expected losses and actual reported losses. This has the advantage of stability, but it does not respond to actual results as they emerge. The reported B-F method combines these two methods by setting ultimate losses equal to actual reported losses plus expected unreported losses. As an experience year matures and expected unreported losses become smaller, the initial expected loss assumption becomes gradually less important. Two parameters are needed to apply the B-F method: the initial expected loss ratio and the expected reporting pattern. The initial expected loss ratio for each accident year other than the current year is set equal to the estimated ultimate loss ratio from the prior analysis. The initial expected loss ratio for the current year is determined based on trends in historical ratios, rate changes, and underlying loss trends. The expected reporting pattern is based on the reported loss development method described above. This method is often used for long-tail lines and in situations where the reported loss experience is relatively immature or lacks sufficient credibility for the application of other methods.
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
The procedure we followed was to begin by developing a history of average AO expenses per closed claim (whether with or without payment) for each line of business. Since average fees have increased dramatically in the last two years, we placed reliance primarily on the indications from those two years in making our selections. The selected average AO expense was then multiplied by the estimated number of claims to be closed in the future (whether with or without payment) to determine an estimated liability. The estimated number of claims to be closed in the future was determined by projecting reported claims for each accident year to an estimated ultimate basis using the traditional development factor method, then subtracting the total number of claims that have closed as of December 31, 2010 (whether with or without payment).
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

Reserves are re-estimated quarterly, by combining historical results with current actual results. This process incorporates the historic and latest trends, and other underlying changes in the data elements used to calculate reserve estimates. When actual development of claims reported, paid losses or case reserve changes are different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve re-estimate and an increase or decrease in losses and LAE will be recorded in the Consolidated Statements of Income. Total reserve re-estimates, after-tax, as a percent of net income, in 2010, 2009 and 2008 were 9.9%, 18.1%, and 9.5%, respectively, which are consistent within a reasonable actuarial tolerance for our business Reserve re-estimates were primarily the result of actual loss development on prior year non-catastrophe losses during the years ending December 31, 2009 and 2008, and from higher than expected 2004 hurricane losses and actual loss development on prior year non-catastrophe losses during the year ended December 31, 2007. Reserve re-estimates on non-catastrophe losses, which have been well within acceptable ranges, are a result of settling homeowner’s losses established in the prior year for amounts that were more than expected. These reserve re-estimates were primarily the result of claim severity development that was worse than expected and late reported loss development that was worse than expected due to higher frequency trends. These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage and litigation. These trends are primarily responsible for revisions to loss development factors, as previously described, to predict how losses are likely to develop from the end of the reporting period until all claims have been paid. Because these trends cause actual losses to differ from those predicted by the estimated development factors used in prior reserve estimates, reserves are revised as actuarial studies validate new trends based on indications of updated development factor calculations. Reserve re-estimates for catastrophe losses, which are associated with the high level of uncertainty related to hurricane claims are described under catastrophe losses below.
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
Key assumptions that materially affect the estimate of the reserve for loss and LAE relate to the effects of emerging claim and coverage issues. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Key assumptions as of December 31, 2010 that are premised on future emergence that are inconsistent with historical loss reserve development patterns include but are not limited to:
•	adverse changes in loss cost trends, including inflationary pressures in home repair costs;

•	judicial expansion of policy coverage and the impact of new theories of liability; and

•	plaintiffs targeting property and casualty insurers, in purported class action litigation related to claims-handling and other practices.
By applying standard actuarial methods to consolidated historic accident year loss data for homeowner losses, we develop variability analyses consistent with the way we develop reserves by measuring the potential variability of development factors, as described in the section titled, “Potential Reserve Estimate Variability” below.
Causes of Reserve Estimate Uncertainty. Since reserves are estimates of the unpaid portions of claims and claims expenses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, requires regular reevaluation and refinement of estimates to determine our ultimate loss estimate.
At each reporting date, the highest degree of uncertainty in estimates of losses arises from claims remaining to be settled for the current accident year and the most recent preceding accident year and claims that have occurred but have not been reported (pure IBNR claims). The greatest degree of uncertainty exists in the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled but must be estimated as of the current reporting date. Most of these losses are related to damaged homes. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which we tend to make our largest re-estimates of losses for an accident year. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving litigation.
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
On an annual basis, our independent actuary provides a Statement of Actuarial Opinion (“SAO”) that certifies the carried reserves make a reasonable provision for all of UPCIC’s unpaid loss and LAE obligations under the terms of our contracts and agreements with our policyholders. We review the SAO and compare the projected ultimate losses and LAE per the SAO to our own projection of ultimate losses and LAE to ensure that loss and LAE reserves recorded at each annual balance sheet date are based upon our analysis of all internal and external factors related to known and unknown claims against us and to ensure our reserves are within National Association of Insurance Commissioners (“NAIC”) guidelines. We compare our recorded reserves to the indicated range provided in the report accompanying the SAO. At December 31, 2010, the recorded amount for net loss and LAE falls within the range determined by our independent actuaries and is higher than their best estimate.
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
Potential Reserve Estimate Variability. Given the nature of Universal’s business (catastrophe-exposed personal property coverage), the methods employed by actuaries include a range of estimated unpaid losses reflecting a level of uncertainty. The range of estimated ultimate losses is typically smaller for older, more mature accident periods and greater for more recent, less mature accident periods. The greatest level of uncertainty is associated with accident years during which catastrophe events occurred. For example, the increased uncertainty associated with accident years 2004 and 2005 increases the bounds of the range.
In selecting the range of reasonable estimates, the assumptions used to select development factors and initial expected loss ratios are not changed. Rather, the range of indications produced by the various methods is inspected, the relative strengths and weaknesses of each method are considered, and from those inputs a range of estimates can be selected.
Projections of loss and LAE liabilities are subject to potentially large errors of estimation since the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include jury decisions, court interpretations, legislative changes, public attitudes, and social/economic conditions such as inflation. Any estimate of future costs is subject to the inherent limitation on one’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and LAE will vary, perhaps materially, from any estimate.
The inherent uncertainty associated with UPCIC’s loss and LAE liability is magnified due to UPCIC’s concentration of property business in catastrophe-exposed coastal states, primarily Florida. The 2004 and 2005 hurricanes created great uncertainty in determining ultimate losses for these natural catastrophes. Issues related to applicability of deductibles, availability and cost of repair services and materials, and other factors have increased the variability in estimates of the related loss reserves. UPCIC has experienced unanticipated unfavorable loss development on catastrophe losses from claims related to 2004 and 2005 being reopened and new claims being opened due to public adjusters encouraging policyholders to file new claims, and from assessments related to condominium policies. Due to the inherent uncertainty, the parameters of the loss estimation methodologies are updated on an annual basis as new information emerges.

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
The Company has created a proprietary claims analysis tool (P2P) to analyze and calculate reserves. P2P is a custom built application by UPCIC that aggregates, analyzes and forecasts reserves based on historical data that spans more than a decade. It identifies historical claims data using same like kind and quality variables that exist in present claims and sets forth appropriate, more accurate reserves on current claims. P2P is reviewed by UPCIC management on a weekly basis in reviewing the topography of existing and incoming claims. P2P will be analyzed at each quarters end and adjustments to reserves are made at an aggregate level when appropriate.
P2P was initially used for 2010 third quarter reserve analysis resulting in an increase in 2010 loss year reserves. Further refinements were put into place in 2010 fourth quarter which included inflation adjustments for past claims into 2010 dollars (inflation guard). P2P was reviewed by an independent third party for data integrity and system reliability. The program was used for 2010 fourth quarter analysis and supported the company’s independent actuary’s best figures for development in prior years. The system indicated reserves for the 2010 loss year that exceeded actuary’s best figures and system figures were used at year end. This program will be used for quarterly reviews on an ongoing basis.
Due to the uncertainties involved, the scenarios described and quantified above are reasonably likely, but the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. The net reserve for unpaid losses and LAE at December 31, 2010 is $79,814,419.
Deferred Policy Acquisition Costs/Deferred Ceding Commissions. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. As of December 31, 2010, deferred policy acquisition costs were $50,127,539 and deferred ceding commissions were $40,681,860. Deferred policy acquisition costs were reduced by deferred ceding commissions and shown net on the Consolidated Balance Sheet in the amount of $9,445,679.
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. The Company has determined that a provision for premium deficiency was not warranted as of December 31, 2010.
Reinsurance. In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces the Company’s risk of exposure in the event of catastrophic losses, it also reduces the Company’s potential for greater profits should such catastrophic events fail to occur. The Company believes that the extent of its reinsurance is typical of a company of its size in the homeowners’ insurance industry. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company. UPCIC’s reinsurance policies do not relieve the UPCPC from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2010.
New Accounting Pronouncements Issued But Not Yet Adopted
     In September 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modify the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. Under this guidance, these deferred acquisition costs are varied and related to the acquisition of new and renewal insurance contracts. Those costs include agent and broker commissions, salaries of certain employees involved in underwriting and policy issuance, and medical and inspection fees. The amendments are effective for interim and annual periods beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. The Company is currently evaluating the requirements of the amendments and the potential impact, if any, on the Company’s financial position and results of operations.
OFF-BALANCE SHEET ARRANGEMENTS
The Company had no off-balance sheet arrangements during 2010.
RELATED PARTIES
     Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During 2010, 2009 and 2008, the Company expensed claims adjusting fees of $480,000, $605,000, and $410,000, respectively, to Downes and Associates.
     During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217,169 and $162,876, respectively. These amounts were repaid to the Company during February 2010.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009
     Net income was $36,983,762 for the year ended December 31, 2010 compared to $28,787,298 for the year ended December 31, 2009. The Company’s earnings per diluted share were $0.92 for the 2010 period versus $0.71 in the same period last year. The following discussion provides comparative information for each component of net income and comprehensive income for 2010 compared to 2009.
     Direct premiums written increased 18.4% to $666,309,262 for the year ended December 31, 2010 from $562,671,620 for the year ended December 31, 2009. The year ended December 31, 2010, saw continued growth in policy count for UPCIC, the Company’s wholly-owned regulated insurance subsidiary. The increase in the number of policies in-force continued to be the result of strengthened relationships with existing agents, an increase in the number of new agents, and continued expansion within Florida and in South Carolina, North Carolina, and Hawaii. As of December 31, 2010 and 2009, UPCIC was servicing 583,878 and 541,001 homeowners’ and dwelling fire insurance policies with in-force premiums of $667,105,596 and $567,081,204, respectively. The wind mitigation discounts mandated by the Florida Legislature in 2007 continue to adversely affect UPCIC’s premiums compared to historical rates. However, the rate of decrease in premiums due to the wind mitigation discounts was less in 2010 than 2009.
     Net premiums earned increased 20.3% to $170,442,897 for the year ended December 31, 2010, from $141,653,725 for the year ended December 31, 2009. The increase is due to an increase in direct premiums earned and a proportionally lower increase in ceded premiums earned related to changes in the reinsurance program as described in “Note 3 — REINSURANCE” in the accompanying notes to the Company’s consolidated financial statements in Part II, Item 8 below.
     Insurers like UPCIC experience the impact of rate or discount changes up to 12 months after they are implemented because the changes are effective as policies renew throughout the year. Although insurers may seek to rectify any rate discrepancies through subsequent rate increase filings with the OIR, there is no assurance that the OIR and the insurers will agree on the amount of rate change that is needed. In addition, any adjustments to the insurers’ rates similarly take up to 12 months to be fully integrated into the insurers’ business.
     Net investment income decreased 31.7% to $992,235 for the year ended December 31, 2010 from $1,453,599 for the year ended December 31, 2009. Net investment income is comprised primarily of interest and dividends. The decrease is primarily due to a change in the composition of the Company’s investment portfolio during 2010.
     Realized gains on investments increased to $27,691,623 for the year ended December 31, 2010 from $24,175,045 for the year ended December 31, 2009 due to sales of securities.
     Unrealized gains on investments of $1,753,919 include a transfer of $656,307 of unrealized losses upon the reclassification of the available-for-sale investment portfolio as a trading portfolio effective July 1, 2010, unrealized gains of $2,669,321 from trading securities during the six-month period ended December 31, 2010, and unrealized losses of $259,095 on exchange traded derivatives. Prior to July 1, 2010, the changes in unrealized gains and losses on the Company’s available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.
     Foreign currency gains on investments decreased to $1,122,603 for the year ended December 31, 2010 from $6,808,419 for the year ended December 31, 2009. The decrease is due to changes in the composition of the Company’s investment portfolio containing foreign-denominated securities.
     Commission revenue increased 5.4% to $17,894,967 for the year ended December 31, 2010 from $16,984,447 for the year ended December 31, 2009. Commission revenue is comprised principally of reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is attributable to an increase in reinsurance commission sharing of approximately $911,000.
     Policy fees revenue increased 6.9% to $15,149,369 for the year ended December 31, 2010 from $14,174,000 for the year ended December 31, 2009. Policy fee revenue is compromised principally of the managing general agent’s policy fee income and service fee income from insurance policies. The increase is primarily due to an increase in the number of policies to 583,879 at December 31, 2010 from 541,001 at December 31, 2009.
     Other revenue decreased 9.6% to $4,875,618 for the year ended December 31, 2010 from $5,392,894 for the year ended December 31, 2009. The decrease is primarily due to a decrease in finance charges paid by policy holders.
     Net losses and LAE increased 6.8% to $113,355,475 for the year ended December 31, 2010 from $106,133,135 for the year ended December 31, 2009. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 66.5% and 74.9% during the years ended December 31, 2010 and 2009, respectively, and were comprised of the following components:

	Year ended December 31, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$229,044,188	$115,688,713	$113,355,475
Premiums earned	$616,345,258	$445,902,361	$170,442,897
Loss & LAE ratios	37.2%	25.9%	66.5%

	Year ended December 31, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$214,981,546	$108,848,411	$106,133,135
Premiums earned	$542,790,538	$401,136,813	$141,653,725
Loss & LAE ratios	39.6%	27.1%	74.9%
     The direct loss and LAE ratio for the year ended December 31, 2010 was 37.2% compared to 39.6% for the year ended December 31, 2009. The decrease in the direct loss and LAE ratio is attributable to the increase in direct earned premium outpacing the increase in direct loss and LAE incurred in the 2010 period.
     Direct premiums earned increased 13.6% in the year ended December 31, 2010 compared to the same period in 2009 as a result of an increase in the number of in-force policies and average premiums on those policies. The average premium of in-force policies for 2010 increased 9.0% to $1,143 compared to $1,048 for 2009 due to premium rate increases that went into effect during the fourth quarter of 2009, partially offset by the increase in wind mitigation discounts in 2010 versus 2009.
     The ceded loss and LAE ratio for the year ended December 31, 2010 was 25.9% compared to 27.1% for the year ended December 31, 2009. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under the Company’s quota share reinsurance treaty offset by proportionately lower catastrophe premiums ceded to reinsurers in the 2010 period compared to the 2009 period.
     Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and the Company’s results of operations and financial position. During the years ended December 31, 2010 and 2009, respectively, the Company did not experience any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to the results of operations and financial position of UPCIC and the Company. While management believes

UPCIC’s and the Company’s catastrophe management strategies will reduce the severity of future losses, UPCIC and the Company continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of the Company’s reinsurance program.
     General and administrative expenses increased 10.2% to $64,289,954 for the year ended December 31, 2010 from $58,346,170 for the year ended December 31, 2009. The increase in general and administrative expenses was due to several factors including an increase in direct commissions in correlation with the increase in direct premiums written, partially offset by an increase in ceded commissions paid, and an increase in state taxes on premiums directly related to the increase on written premiums.
     Federal and state income taxes increased 45.6% to $25,294,041 for the year ended December 31, 2010 from $17,375,526 for the year ended December 31, 2009. Federal and state income taxes were 40.6% of pretax income for the year ended December 31, 2010, and 37.6% for the year ended December 31, 2009. The increase in the effective tax rate is due primarily to non-deductible compensation.
     Net income increased 28.5% to $36,983,762 for the year ended December 31, 2010 from $28,787,298 for the year ended December 31, 2009. The Company’s earnings per diluted share were $0.92 for the 2010 period versus $0.71 in the same period last year.
     Comprehensive income increased 24.2% to $36,420,108 for year ended December 31, 2010 from $29,326,118 for the year ended December 31, 2009 as a result of the $8,196,464 increase in net income, offset by a decrease due to the change in net unrealized gains on investments, net of tax, of $563,654. The change in net unrealized gains on investments is attributable to the reclassification of net unrealized gains outstanding at December 31, 2009 to current period revenue in connection with the reclassification of the Company’s available-for-sale investment portfolio to a trading securities portfolio during 2010.
YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008
     The Company’s operating results in 2009 were adversely affected by broader conditions in the Florida residential insurance market. The Florida Legislature expanded the reimbursement coverage available from the Florida Hurricane Catastrophe Fund in 2007 causing residential insurers in Florida to reduce rates based upon presumptive costs savings as calculated by the (OIR) and later based upon a true-up filing using their own data. In 2007, the Florida Financial Services Commission increased then-existing discounts available for homes built with certain windstorm loss reduction devices. We believe these cumulative discounts result in premium reductions that are greater than the estimated reductions in losses.
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
     For the reinsurance contract years commencing June 1, 2007 and June 1, 2008, UPCIC purchased the maximum additional coverage available to the Company under the expanded FHCF, allowing UPCIC to maximize its cost savings from the new law. For the June 1, 2007 reinsurance contract year, UPCIC elected to purchase Florida Hurricane Catastrophe Fund Recovery Shortfall Reinsurance (“FHCF Recovery Shortfall Reinsurance”) in the event the FHCF could not fulfill its payment obligations for the 2007-2008 Hurricane Season. For the June 1, 2008 reinsurance contract year, a similar FHCF Recovery Shortfall Reinsurance product was unavailable in the marketplace. For the June 1, 2009 contract year UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF. UPCIC’s decision to forego the purchase of the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF was based on the FHCF’s potential lack of loss reimbursement capacity. Prior to the June 1, 2009 reinsurance contract year, the Florida State Board of Administration (“SBA”) published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly on May 29, 2009. The SBA estimated that the FHCF’s total loss reimbursement capacity under the then current market conditions for the 2009-2010 contract year was $15.830 billion over the 12 month period following the estimate. The SBA also referred to its report, entitled, “May 2009 Estimated Loss Reimbursement Capacity” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity. The Report estimated that the FHCF’s minimum 12-month loss reimbursement capacity was $12.460 billion and its maximum 12-month loss reimbursement capacity was $17.960 billion. UPCIC’s FHCF Mandatory Layer of Coverage for the contract year commencing June 1, 2009, corresponds to FHCF loss reimbursement capacity of $17.175 billion. Further, on October 30, 2009, the Florida State Board of Administration (“SBA”) published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly. The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2009 — 2010 contract year is projected to be $18.998 billion over the 12-month period following the estimate. The SBA also referred to its report entitled, “October 2009 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity. The Report estimated that the FHCF’s minimum 12-month loss reimbursement capacity is $14.998 billion and its maximum 12-month loss reimbursement capacity is $21.998 billion.
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
     Net premiums earned decreased 3.9% to $141,653,725 for the year ended December 31, 2009 from $147,413,697 for the year ended December 31, 2008. The decrease is due to an increase in direct premiums earned (net of previously discussed rate decreases and implementation of wind mitigation credits) and a proportionally higher increase in ceded premiums earned related to changes in the reinsurance program as described in “Note 3 — REINSURANCE” in the accompanying notes to the Company’s consolidated financial statements in Part II, Item 8 below. The higher volume of state-required wind mitigation premium discounts had a significant negative effect on the Company’s premium volume and net income.
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
     Commission revenue increased 16.1% to $16,984,447 for the year ended December 31, 2009 from $14,426,773 for the year ended December 31, 2008. Commission revenue is comprised principally of reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is attributable to an increase in reinsurance commission sharing of approximately $2.4 million.
     Policy fees revenue increased 16.3% to $14,174,000 for the year ended December 31, 2009 from $12,188,345 for the year ended December 31, 2008. Policy fee revenue is compromised principally of the managing general agent’s policy fee income and service fee income on all new and renewal insurance policies. The increase is primarily due to an increase in the number of policies to 541,001 at December 31, 2009 from 461,000 at December 31, 2008.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long -term obligations.
     The balance of cash and cash equivalents as of December 31, 2010 was $147.6 million. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements.
     UIH’s liquidity requirements primarily include the payment of dividends to shareholders and interest and principal on debt obligations. The declaration and payment of future dividends to shareholders will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s operating results, financial condition, capital requirements and any regulatory constraints.
     The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC to the UIH without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2010 and 2009, UPCIC did not pay dividends to UIH. During 2010, UIH contributed $30 million to UPCIC in the form of a capital contribution.
     The Company’s insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies sold by the Company. Historically, cash receipts from operations, consisting of insurance premiums, commissions, policy fees and investment income, have provided more than sufficient funds to pay loss claims and operating expenses. The Company maintains substantial investments in highly liquid, marketable securities. Liquidity can also be generated by funds received upon the sale of marketable securities in the Company’s investment portfolio.
     Effective July 1, 2010, the Company elected to classify its securities investment portfolio as trading. Accordingly, purchases and sales of investment securities are included in cash flows from operations beginning July 1, 2010. The Company used $9.2 million in cash to fund operations during the year ended December 31, 2010 compared to $37.3 million and $50.3 million of cash generated by operating activities for the years ended December 31, 2009 and 2008. The use of cash during the year ended December 2010 reflects purchases of investment securities, net of proceeds from sales, of $68.7 million since July 1, 2010.
     UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition, results of operations and liquidity (see Note 3 to the Company’s Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a discussion of the Company’s reinsurance programs). UPCIC obtained coverage from the FHCF, which is administered by the SBA. On October 29, 2010, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly. The SBA estimated that the FHCF’s total claims-paying capacity under current market conditions for the 2010 — 2011 contract year is projected to be $18.776 billion over the 12-month period following the estimate. The SBA also referred to its report entitled, “October 2010 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s claims-paying capacity. The Report estimated that the FHCF’s minimum 12-month claims-paying capacity is $19.414 billion and its maximum 12-month claims-paying capacity is $35.414 billion with an average claims-paying capacity of $25.414 billion. This projected claims-paying capacity exceeds the FHCF’s maximum statutory obligation for 2010 of $18.776 billion. Claims-paying capacity exceeding the FHCF’s maximum statutory obligation for a single contract year may be available for insurer reimbursements in future contract years. UPCIC purchased the FHCF Mandatory Layer of Coverage for the 2010 — 2011 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. Fortunately, no hurricanes made landfall in Florida during the 2010-2011 contract year and no reimbursement payments for the 2010-2011 contract year were required from the FHCF to participating companies. Accordingly, the effect of the change in the FHCF’s estimate had no effect on the Company’s financial position, results of operations and liquidity.
     Funds from operations generated by the Company have generally been sufficient to meet liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.
Capital Resources
     Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2010, the Company had total capital of $162,951,392 comprised of shareholders’ equity of $139,789,628 and total debt of $23,161,764. The Company’s debt to total capital ratio and debt to equity ratio were 14.2% and 16.6%, respectively, at December 31, 2010.
     UPCIC is required annually to comply with the NAIC Risk-Based Capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2010, based on calculations using the appropriate NAIC RBC formula, UPCIC’s reported total adjusted capital was in excess of the requirements. Failure by UPCIC to maintain the required level of statutory capital and surplus could result in the suspension of UPCIC’s authority to write new or renewal business, other regulatory actions or ultimately, in the revocation of UPCIC’s certificate of authority by the OIR.
     On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the Florida State Board of Administration (“SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (“ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. For the first three years of the term of the surplus note, UPCIC was required to pay interest only.
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
     As of December 31, 2010, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.
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
Ratings
     UPCIC’s financial strength is rated by a rating agency to measure UPCIC’s ability to meet its financial obligations to its policyholders. The agency maintains a letter scale financial stability rating system ranging from Á” (A double prime) to L (licensed by state regulatory authorities). On December 1, 2010, the agency affirmed UPCIC’s financial stability rating of A, which is the third highest of six rating levels. According to the agency, A ratings are assigned to insurers that have “... exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.” The rating of UPCIC is subject to at least annual review by, and may be revised downward or revoked at the sole discretion of the agency.
     Ratings are an important factor in establishing our competitive position in the insurance markets. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. A downgrade in our financial strength ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table represents the Company’s total contractual obligations for which cash flows are fixed or determinable.

	($ in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Unpaid losses and LAE, direct	$158,929	$125,554	$20,661	$11,125	$1,589
Long-term debt	27,977	1,541	4,007	3,858	18,571
Operating leases	1,569	535	742	292	—
Employment Agreements (1)	34,882	10,386	23,978	528	—

Total contractual obligations	$223,357	$138,016	$49,388	$15,803	$20,160

(1)
The Company has entered into employment agreements with certain employees which are in effect as of December 31, 2010. The agreements provide for minimum salaries, which may be subject to annual percentage increases, and non-equity incentive compensation for certain executives based on pre-tax or net income levels attained by the Company.

     The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity or capital resources, other than as disclosed in Note (16) of the Notes to Consolidated Financial Statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. Our primary market risk exposures are related to our investment portfolio and include interest rates, equity prices and commodity prices, and to a lesser extent, the Company’s debt obligations. Investments in debt and equity securities held in trading and available- for- sale portfolios are carried on the balance sheet at fair value. The Company’s investment portfolio as of December 31, 2010 was comprised approximately of 57% fixed income securities and 43% equity securities, all of which were held for trading. The Company’s investment portfolio as of December 31, 2009 was comprised of approximately 36% fixed income securities and 64% equity securities, all of which were available for sale. As previously described in “Liquidity and Capital Resources,” the Company’s surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.
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
Interest Rate Risk
     Interest rate risk is the sensitivity of a fixed rate instrument to changes in interest rates. When interest rates rise, the fair value of our fixed- rate instruments decline.
     The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments held in trading at December 31, 2010 and available for sale at December 31, 2009.

	At December 31, 2010 (Trading)
							Total
	2011	2012	2013	2014	2015	Thereafter	Amortized Cost	Fair Value
US government and agency obligations	$—	$173,933	$—	$—	$—	137,792,085	$137,966,018	$130,116,007
average interest rate		2.6%				1.3%	3.9%	3.9%

	At December 31, 2009 (Available for sale)
							Total
	2010	2011	2012	2013	2014	Thereafter	Amortized Cost	Fair Value
US government and agency obligations	$—	$—	$176,350	$—	$—	$42,120,377	$42,296,727	$41,389,008
average interest rate		0.0%	2.6%			1.8%	4.4%	4.4%
     United States government and agency securities are rated from AAA to Aaa by Moody’s Investors Service, Inc. and AAA by Standard and Poor’s Company.
Equity and Commodity Price Risk
     Equity and commodity price risk is the potential for loss in fair value of investments in Common Stock, exchange traded funds (ETF), and mutual funds from adverse changes in the prices of those instruments.

     The following table provides information about the composition of equity and commodity securities held in the Company’s investment portfolio outstanding at December 31, 2010 and 2009.

	December 31, 2010 (Trading)		December 31, 2009 (Available for Sale)
	Fair Value	Percent of Total	Fair Value	Percent of Total
Common stock:
Metals and mining	25,751,909	27.3%	7,597,419	10.3%
Energy	—	—	256,053	0.3%
Other	362,520	0.4%	221,760	0.3%
Exchange-traded and mutual funds:		—
Metals and mining	42,209,279	44.7%	38,753,742	52.8%
Agriculture	14,876,584	15.8%	11,754,630	16.0%
Energy	5,559,296	5.9%	3,306,815	4.5%
Indices	4,613,105	4.9%	7,963,094	10.8%
Other	1,043,704	1.1%	3,554,489	4.8%

Total equities securities	$94,416,397	100.0%	$73,408,002	100.0%

     A hypothetical decrease of 10% in the market prices of each of the equity and commodity securities held at December 31, 2010 and 2009, would have resulted in a decrease of $9,441,640 and $7,340,800, respectively, in the fair value of the equity securities portfolio.

Item 8. Financial Statements and supplementary data

PAGE
Report of Independent Registered Certified Public Accounting Firm	46
Consolidated Balance Sheets as of December 31, 2010 and 2009	47
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008	48
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	49
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	52
Notes to Consolidated Financial Statements	53
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32
EX-99.1

Report of Independent Registered Certified Public Accounting Firm
Board of Directors
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida
We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Blackman Kallick LLP
Chicago, Illinois
March 31, 2011

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$147,585,464	$192,924,291
Investment securities:
Trading securities, at fair value (amortized cost - $222,519,390 in 2010 and $0 in 2009)	224,532,404	—
Available-for-sale securities, at fair value (amortized cost - $0 in 2010 and $113,832,760 in 2009)	—	114,797,010
Prepaid reinsurance premiums	221,085,933	200,294,241
Reinsurance recoverables	79,551,875	91,816,433
Premiums receivable, net	43,622,606	37,363,110
Receivable from securities	17,555,961	6,259,973
Other receivables	2,863,757	5,068,367
Income taxes recoverable	—	3,211,874
Property and equipment, net	5,406,766	4,535,751
Deferred policy acquisition costs, net	9,445,679	9,464,624
Deferred income taxes	13,447,953	11,894,289
Other assets	1,131,842	617,337

Total assets	$766,230,240	$678,247,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$158,928,837	$127,197,753
Unearned premiums	328,334,547	278,370,544
Advance premium	19,839,740	17,078,558
Accounts payable	3,767,293	3,172,626
Bank overdraft	23,030,315	20,297,061
Reinsurance payable, net	37,946,484	73,104,595
Income taxes payable	8,282,030	368,968
Other accrued expenses	23,149,602	20,750,385
Long-term debt	23,161,764	24,632,353

Total liabilities	626,440,612	564,972,843

Commitments and Contigencies (Note 16)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,077	1,087
Authorized shares - 1,000,000
Issued shares - 107,690 and 108,640
Outstanding shares - 107,690 and 108,640
Minimum liquidation preference — $287,240 and $288,190
Common stock, $.01 par value	404,069	402,146
Authorized shares - 55,000,000
Issued shares - 40,406,751 and 40,214,884
Outstanding shares - 39,387,998 and 37,774,765
Treasury shares, at cost - 1,018,753 and 1,809,119 shares	(3,109,255)	(7,948,606)
Common stock held in trust, at cost - 0 and 631,000 shares	—	(511,110)
Additional paid-in capital	33,674,697	36,666,914
Accumulated other comprehensive income, net of taxes	—	563,654
Retained earnings	108,819,040	84,100,372

Total stockholders’ equity	139,789,628	113,274,457

Total liabilities and stockholders’ equity	$766,230,240	$678,247,300

     The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$666,309,262	$562,671,620	$511,369,676
Ceded premiums written	(466,694,053)	(428,384,278)	(360,581,696)

Net premiums written	199,615,209	134,287,342	150,787,980
(Increase) decrease in net unearned premium	(29,172,312)	7,366,383	(3,374,283)

Premiums earned, net	170,442,897	141,653,725	147,413,697
Net investment income	992,235	1,453,599	3,721,029
Net realized gains on investments	27,691,623	24,175,045	—
Net unrealized gains on investments	1,753,919	—	—
Net foreign currency gains on investments	1,122,603	6,808,419	—
Commission revenue	17,894,967	16,984,447	14,626,733
Policy Fees	15,149,369	14,174,000	12,188,345
Other revenue	4,875,619	5,392,894	4,717,492

Total premiums earned and other revenues	239,923,232	210,642,129	182,667,296

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	113,355,475	106,133,135	81,338,126
General and administrative expenses	64,289,954	58,346,170	35,322,405

Total operating costs and expenses	177,645,429	164,479,305	116,660,531

INCOME BEFORE INCOME TAXES	62,277,803	46,162,824	66,006,765

Income taxes, current	26,854,322	15,494,732	25,895,545
Income taxes, deferred	(1,560,281)	1,880,794	73,897

Income taxes, net	25,294,041	17,375,526	25,969,442

NET INCOME	$36,983,762	$28,787,298	$40,037,323

Basic net income per common share	$0.95	$0.76	$1.07

Weighted average of common shares outstanding — Basic	39,113,302	37,617,885	37,418,253

Fully diluted net income per share	$0.92	$0.71	$0.99

Weighted average of common shares outstanding — Diluted	40,249,677	40,471,524	40,274,507

Cash dividend declared per common share	$0.32	$0.54	$0.40

	For the Years Ended December 31,
	2010	2009	2008
Comprehensive Income:
Net income	$36,983,762	$28,787,298	$40,037,323
Change in net unrealized gains on investments, net of tax	(563,654)	538,820	24,834

Comprehensive Income	$36,420,108	$29,326,118	$40,062,157

     The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

	For the Year Ended December 31, 2010
							Accumulated
			Common	Preferred	Additional		Other	SGT		Total
	Common	Preferred	Stock	Stock	Paid-In	Retained	Comprehensive	Common	Treasury	Stockholders'
	Shares	Shares	Amount	Amount	Capital	Earnings	Income	Stock	Stock	Equity

Balance,
December 31, 2009	40,214,884	108,640	$402,146	$1,087	$36,666,914	$84,100,372	$563,654	$(511,110)	$(7,948,606)	$113,274,457

Stock option exercises	1,995,206		19,952		2,934,935			511,110	(7,878,150)	(4,412,153)
Restricted stock awards	300,000		3,000		(3,000)					—
Preferred stock conversion	1,187	(950)	12	(10)	(2)					—
Retirement of treasury shares	(2,104,526)		(21,041)		(12,696,460)				12,717,501	—
Stock option expense					2,108,705					2,108,705
Net income						36,983,762				36,983,762
Excess tax benefit on exercise of stock options and vesting of restricted stock					4,099,145					4,099,145
Prior year adjustment tax benefit on exercise of stock options					(288,232)	288,232				—
Amortization of deferred compensation in connection with restricted stock					852,692					852,692
Declaration of dividends						(12,553,326)				(12,553,326)
Reclassification of investments to trading portfolio-net of tax effect of $253,170							403,137			403,137
Change in net unrealized gains on investments-net of tax effect of $603,732							(966,791)			(966,791)

Balance, December 31, 2010	40,406,751	107,690	$404,069	$1,077	$33,674,697	$108,819,040	$—	$—	$(3,109,255)	$139,789,628

     The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2009
							Accumulated
			Common	Preferred	Additional		Other			Total
	Common	Preferred	Stock	Stock	Paid-In	Retained	Comprehensive	Stock Held in		Stockholders'
	Shares	Shares	Amount	Amount	Capital	Earnings	Income	Trust	Treasury Stock	Equity

Balance, December 31, 2008	40,158,019	138,640	$401,578	$1,387	$33,587,414	$75,654,070	$24,834	$(733,860)	$(7,381,768)	$101,553,655

Stock option exercises	20,000		200		365,050			222,750	(756,375)	(168,375)
Preferred stock conversion	75,000	(30,000)	750	(300)	(450)					—
Retirement of treasury shares	(38,135)		(382)		(189,155)				189,537	—
Stock option expense					1,520,647					1,520,647
Net income						28,787,298				28,787,298
Excess tax benefit on exercise of stock options and vesting of restricted stock					728,584					728,584
Amortization of deferred compensation in connection with restricted stock					654,824					654,824
Declaration of dividends						(20,340,996)				(20,340,996)
Net unrealized gains on investments, net of tax effect of $353,976								538,820		538,820

Balance, December 31, 2009	40,214,884	108,640	$402,146	$1,087	$36,666,914	$84,100,372	$563,654	$(511,110)	$(7,948,606)	$113,274,457

     The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2008
			Common	Preferred		Accumulated Other				Total
	Common	Preferred	Stock	Stock	Additional Paid-	Retained	Comprehensive	Stock Held in		Stockholders'
	Shares	Shares	Amount	Amount	In Capital	Earnings	Income	Trust	Treasury Stock	Equity

Balance, December 31, 2007	39,307,103	138,640	$393,072	$1,387	$24,779,798	$50,724,674	$—	$(2,349,000)	$(974,746)	$72,575,185

Stock option exercises	1,816,000		15,160		2,530,700			1,615,140	(7,448,939)	(3,287,939)
Restricted stock awards			3,000		(3,000)					—
Repurchase of common shares									(2,999,788)	(2,999,788)
Retirement of treasury shares	(965,084)		(9,654)		(4,032,051)				4,041,705	—
Stock option expense					4,271,230					4,271,230
Net income						40,037,323				40,037,323
Excess tax benefit on exercise stock options and vesting of restricted stock					5,706,778					5,706,778
Amortization of deferred compensation in connection with restricted stock					333,959					333,959
Declaration of dividends						(15,107,927)				(15,107,927)
Net unrealized gains on investments, net of tax effect $15,595 of							24,834			24,834

Balance, December 31, 2008	40,158,019	138,640	$401,578	$1,387	$33,587,414	$75,654,070	$24,834	$(733,860)	$(7,381,768)	$101,553,655

     The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net Income	$36,983,762	$28,787,298	$40,037,323
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,314,800	1,353,662	2,134,106
Depreciation	831,159	490,059	480,313
Amortization of cost of stock options	2,108,705	1,520,647	4,271,230
Amortization of restricted stock grants	852,692	654,824	333,959
Net realized gains on investments	(27,691,623)	(24,175,045)	—
Net unrealized gains on investments	(1,753,919)	—	—
Foreign currency gains on investments, net	(1,143,058)	(6,759,586)	—
Amortization of premium / accretion of discount, net	544,837	235,842	35,095
Deferred income taxes	(1,333,361)	1,880,794	73,898
Other	(626,792)	130,118	137,571
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(20,791,692)	(27,247,465)	(373,981)
Reinsurance recoverables	12,264,558	(47,806,586)	2,389,418
Premiums receivable, net	(7,574,296)	1,641,948	(6,298,004)
Other receivables	2,810,472	(2,551,005)	(467,097)
Income taxes recoverable	3,211,874	(728,952)	(2,482,923)
Deferred policy acquisition costs, net	18,945	(9,056,678)	(407,946)
Deferred ceding commission, net	—	—	(2,122,269)
Purchase of fixed maturities, trading	(486,695,452)	—	—
Proceeds from sales of fixed maturities, trading	408,983,414	—	—
Purchase of equity securities, trading	(131,298,910)	—	—
Proceeds from sale of equity securities, trading	140,322,216	—	—
Other assets	(778,983)	28,656	(292,448)
Unpaid losses and loss adjustment expenses	31,731,084	39,249,979	19,132,274
Unearned premiums	49,964,003	19,881,084	3,748,262
Accounts payable	594,667	25,366	175,113
Reinsurance payable	(35,158,111)	49,120,347	(9,904,102)
Income taxes payable	7,913,062	368,968	—
Other accrued expenses	2,399,217	6,069,942	(2,118,864)
Advance premium	2,761,182	4,218,357	1,824,757

Net cash (used in) provided by operating activities	(9,235,548)	37,332,574	50,305,685
Cash flows from investing activities:
Proceeds from sale of property	32,608	—	2,500
Purchase of property, plant and equipment	(1,713,848)	(762,075)	(486,742)
Purchases of fixed maturities, held-to-maturity	—	—	(4,369,500)
Purchases of fixed maturities, available-for-sale	(129,140,469)	(325,673,805)	—
Proceeds from sales of fixed maturities, available-for-sale	116,237,712	299,033,089	—
Purchases of equity securities, available for sale	(80,730,225)	(206,053,904)	—
Proceeds from sales of equity securities, available for sale	70,680,944	147,635,080	—

Net cash used in investing activities	(24,633,278)	(85,821,615)	(4,853,742)
Cash flows from financing activities:
Bank overdraft	2,733,254	4,597,131	15,699,930
Preferred stock dividend	(19,950)	(27,450)	(49,950)
Common stock dividend	(12,533,376)	(20,313,547)	(18,299,123)
Issuance of common stock	14,000	55,000	130,530
Repurchase of treasury stock	—	—	(2,999,788)
Treasury shares on option exercise	(4,292,485)	(223,376)	(3,418,469)
Excess tax benefits from stock-based compensation	4,099,145	728,584	5,706,778
Repayments of loans payable	(1,470,589)	(367,647)	(2,820)

Net cash used in financing activities	(11,470,001)	(15,551,305)	(3,232,912)

Net (decrease) increase in cash and cash equivalents	(45,338,827)	(64,040,346)	42,219,031
Cash and cash equivalents at beginning of period	192,924,291	256,964,637	214,745,606

Cash and cash equivalents at end of period	$147,585,464	$192,924,291	$256,964,637

Supplemental cashflow disclosures:
Interest	$804,898	$740,118	$1,549,292
Income taxes	$11,163,437	$15,609,000	$22,266,491
     The accompanying notes are an integral part of the consolidated financial statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
     Universal Insurance Holdings, Inc. (the “Company”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”), the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. The Company’s primary product is homeowners’ insurance currently offered in five states, including Florida, which represented 98% and 99% of in force policies as of December 31, 2010 and 2009, respectively. The geographic distribution of business within Florida is broad with 32% and 32% of in force policies in Miami-Dade, Broward and Palm Beach Counties of December 31, 2010 and 2009, respectively. Risk from catastrophic losses is managed through the use of reinsurance agreements.
     The Company generates revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies followed by the Company are summarized as follows:
Basis of Presentation and Consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Universal Insurance Holdings, Inc and its wholly owned subsidiaries, and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents. The Company includes in cash equivalents all short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less. These amounts are carried at cost, which approximates fair value.
Investments. Investment securities consist of both debt and equity securities. Investments are classified as trading, available for sale, or held to maturity, based on management’s intent and ability to hold to maturity. Investment securities held in trading and available for sale are recorded at fair value on the consolidated balance sheet while investments held to maturity are recorded at costs, adjusted for amortization of premiums or discounts and other than temporary declines in fair value.
Unrealized gains and losses on trading securities are reported in current period earnings. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported as a component of other comprehensive income, net of related deferred taxes until reclassified to earnings upon the consummation of sales transaction with an unrelated third party or when the decline in fair value is deemed other than temporary.

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
Gains and losses realized on the disposition of investment securities are determined on the first-in-first-out basis (“FIFO”) and credited or charged to income. Prior to 2009, the Company used the specific identification method for determining realized gains and losses. Beginning in 2009, the Company began using the FIFO method due to the increase in size and complexity of its investment portfolio. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.
Premiums Receivable. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience. As of December 31, 2010 and 2009, the Company had recorded allowances for doubtful accounts in the amounts of $111,456 and $2,701,822, respectively.
Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful life of the assets. Estimated useful life of all property and equipment ranges from three to twenty-seven-and-one-half years. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset. Routine repairs and maintenance are expensed as incurred. Website development costs are capitalized and amortized over their estimated useful life. The Company reviews its property and equipment annually and whenever changes in circumstances indicate that the carrying amount may not be recoverable.
Recognition of Premium Revenues. The Company recognizes revenue when reaized or realizable and earned. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future is deferred and reported as unearned premiums. The Company believes that its revenue recognition policies conform to GAAP. In the event policyholders cancel their policies, unearned premiums represent amounts that UPCIC would refund policyholders. Accordingly, UPCIC determines unearned premiums by calculating the pro rata amount that would be due to the policyholders at a given point in time based upon the premiums owed over the life of each policy.
Recognition of Commission Revenue. Commission revenue, which is comprised of the Managing General Agent (MGA)’s policy fee income on all new and renewal insurance policies and commissions generated from agency operations is recognized as income upon policy inception. The Company believes that its revenue recognition policies conform to GAAP.
Recognition of Policyholder Payment Plan Fee Revenue. UPCIC offers its policyholders the option of paying their policy premiums in full at inception or in two or four installment payments. UPCIC charges fees to its policyholders that elect to pay their premium in installments and records such fees as revenue when the policyholder makes the installment payment election and UPCIC bills the fees to the policyholder. These fees are included in Other Revenue in the Company’s Consolidated Statements of Income. The Company believes that its revenue recognition policies conform to GAAP.
Deferred Policy Acquisition Costs. Policy acquisition costs consist primarily of commissions, premium taxes and other costs of acquiring new and renewal insurance business. These costs are deferred and amortized over the terms of the policies to which they are related. Reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies. Deferred policy acquisition costs and deferred ceding commissions are netted for balance sheet presentation purposes.
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
Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2010 and 2009.
Reinsurance. In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring (ceding) certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company is required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company. Allowances are established for amounts deemed uncollectible.
Income Taxes. Income tax provisions are based on the asset and liability method. Deferred federal and state income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, net of valuation allowance. The Company reviews its deferred tax assets for recoverability.
Income (Loss) Per Share of Common Stock. Basic earnings per share is computed by dividing the Company’s net income (loss), less Preferred Stock dividends, by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding during the period and the impact of all dilutive potential common shares, primarily Preferred Stock, options and warrants. The dilutive impact of stock options and warrants is determined by applying the treasury stock method and the dilutive impact of the Preferred Stock is determined by applying the “if converted” method.
Fair Value Measurements. Effective January 1, 2010, the Company adopted new guidance that requires the Company to report significant transfers between Level 1 and Level 2 and the reasons for those transfers, as well as disclosing the reasons for transfers in or out of Level 3, including presenting the reconciliation of the changes in Level 3 fair value measurements separately for purchases, sales and settlements on a gross basis rather than as a net amount. Additionally, the guidance requires the Company to clarify existing disclosure requirements about the level of disaggregation and inputs and valuation techniques. The adoption of this guidance did not have an impact on the Company’s financial statements, other than expanded disclosures.
     Disclosures about the purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of the guidance for Level 3 activity to have a significant impact on its financial statements.
     In 2009, the Company adopted the guidance for nonrecurring fair value measurements of nonfinancial assets and liabilities, which guidance had been previously deferred. The adoption of this guidance had no material effect on the Company’s financial condition or results of operations.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk, consisting principally of cash and cash equivalents, debt securities, premiums receivable and reinsurance recoverables.

Concentrations of credit risk with respect to cash on deposit are limited by the Company’s policy of investing excess cash with custodial institutions who invest primarily in money market accounts and repurchase agreements backed by the United States Government and United States Government agency securities with major national banks. These accounts are held by the Institutional Trust & Custody division of U.S. Bank, the Trust Department of SunTrust Bank and Bank of New York Trust Fund.
The Company maintains depository relationships with SunTrust Bank and Wachovia Bank, N.A. It is the Company’s policy not to have a balance of more than $250,000 for any of its affiliates at either institution on any given day to minimize exposure to a bank failure. Cash balances in excess of $250,000 are transferred daily into custodial accounts with SunTrust Bank where cash is immediately invested into shares of Federated Treasury Obligations Money Market Funds.
Cash and cash equivalents consisted of checking, repurchase and money market accounts with carrying values of $147,585,464 and $192,924,291 as of December 31, 2010 and 2009, respectively, as follows:

	As of December 31, 2010
Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C	$—	$41,454,392	$41,454,392	28.1%
SunTrust Bank	1,241,149	—	1,241,149	0.7%
SunTrust Bank Institutional Asset Services	—	92,323,784	92,323,784	62.6%
Wachovia Bank a division of Wlss Fargo Bank N.A.	780,180	—	780,180	0.5%
Bank of New York Trust Fund	—	11,340,000	11,340,000	7.7%
All Other Banking Institutions	443,050	2,909	445,959	0.3%

	$2,464,379	$145,121,085	$147,585,464	100.0%

	As of December 31, 2009
Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C (1)	$—	$71,977,371	$71,977,371	37.3%
Evergreen Investment Management Company, L.L.C.	—	26,909	26,909	0.0%
SunTrust Bank	1,063,785	—	1,063,785	0.5%
SunTrust Bank Institutional Asset Services	—	102,257,833	102,257,833	53.0%
Wachovia Bank, N.A.	489,051	—	489,051	0.3%
Bank of New York Trust Fund	—	16,515,181	16,515,181	8.6%
All Other Banking Institutions	594,161	—	594,161	0.3%

	$2,146,997	$190,777,294	$192,924,291	100.0%

(1)	Funds invested with Evergreen Investment Management Company, L.L.C.
All debt securities owned by the Company as of December 31, 2010 and 2009 are direct obligations of the U.S. Treasury.
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
In order to reduce credit risk for amounts due from reinsurers, UPCIC and another Company subsidiary, American Platinum Property and Casualty Insurance Company (“APPCIC”), seek to do business with financially sound reinsurance companies and regularly evaluate the financial strength of all reinsurers used. UPCIC’s largest reinsurer, Everest Reinsurance Company, has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. As of December 31, 2010 and 2009, UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus:

	As of December 31,
Reinsurer	2010	2009
Everest Reinsurance Company	$227,941,896	$208,129,753
Florida Hurricane Catastrophe Fund	32,848,543	24,888,534

Total	$260,790,439	$233,018,287

Stock-based Compensation. The Company accounts for share-based compensation based on the estimated grant-date fair value. The Company recognizes these compensation costs in general and administrative expenses on a straight-line basis over the requisite service period of the award, which is the vesting term. The fair value of stock option awards are estimated using the Black-Scholes option pricing model with the grant-date assumptions discussed in Note 10. The fair value of the restricted share grants are determined based on the market price on the date of grant.
Statutory Accounting. UPCIC and APPCIC prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the Office of Insurance Regulation of the State of Florida. Effective January 1, 2001, the Office of Insurance Regulation of the State of Florida required that insurance companies domiciled in the State of Florida prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the Office of Insurance Regulation of the State of Florida. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APCIC as of December 31, 2010 and 2009 and the results of operations and cash flows, for the years ended December 31, 2010, 2009 and 2008, have been determined in accordance with statutory accounting principles, but adjusted to GAAP for purposes of these financial statements. The statutory accounting principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from GAAP.
Other New Accounting Pronouncements
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
In September 2010, the FASB issued amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modify the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. Under this guidance, these deferred acquisition costs are varied and related to the acquisition of new and renewal insurance contracts. Those costs include agent and broker commissions, salaries of certain employees involved in underwriting and policy issuance, and medical and inspection fees. The amendments are effective for interim and annual periods beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. The Company is currently evaluating the requirements of the amendments and the potential impact, if any, on the Company’s financial position and results of operations.
NOTE 3 – REINSURANCE
UPCIC seeks to protect against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of the hurricane season on June 1 of each year. UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements.
On December 31, 2010, UPCIC and Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”) mutually agreed to a Commutation and Settlement Agreement related to the Underlying Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2010. A replacement contract was entered into between the parties on January 1, 2011 as part of UPCIC’s reinsurance program in effect for the period June 1, 2010, through May 31, 2011. In conjunction with the commutation, T25 returned $18,350,500 to UPCIC as a contractual premium adjustment. No additional collateral was required for the replacement contract, effective January 1, 2011. The Company is the account owner of T25 under Bermuda law, and the reinsurance transactions between T25 and UPCIC are eliminated in consolidation.
UPCIC’s in-force policyholder coverage for windstorm exposures as of December 31, 2010 was approximately $126.8 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.
Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance contracts. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance ceding commissions received are deferred and netted against policy acquisition costs and amortized over the effective period of the related insurance policies.
The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated Statements of Income:

	Year Ended December 31, 2010
			Loss and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$666,309,262	$616,345,258	$229,044,188
Ceded	(466,694,053)	(445,902,361)	(115,688,713)

Net	$199,615,209	$170,442,897	$113,355,475

	Year Ended December 31, 2009
			Loss and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$562,671,620	$542,790,538	$214,981,546
Ceded	(428,384,278)	(401,136,813)	(108,848,411)

Net	$134,287,342	$141,653,725	$106,133,135

	Year Ended December 31, 2008
			Loss and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$511,369,676	$507,621,412	$160,615,643
Ceded	(360,581,696)	(360,207,715)	(79,277,517)

Net	$150,787,980	$147,413,697	$81,338,126

Other Amounts:
Prepaid reinsurance premiums and reinsurance recoverables as December 31, 2010 and 2009 were as follows:

	As of December 31,	As of December 31,
	2010	2009
Prepaid reinsurance premiums	$221,085,933	$200,294,241

Reinsurance recoverable on unpaid losses and LAE	$79,114,418	$62,900,913
Reinsurance recoverable on paid losses	437,457	28,915,520

Reinsurance recoverables	$79,551,875	$91,816,433

The Company has determined that a right of offset exists between UPCIC and its reinsurers. Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as follows:

	As of December 31,	As of December 31,
	2010	2009
Reinsurance payable, net of ceding commissions due from reinsurers	$75,553,629	$114,286,847
Inuring premiums receivable	(37,607,145)	(41,182,252)

Reinsurance payable, net	$37,946,484	$73,104,595

2010 Reinsurance Program
Quota Share
Effective June 1, 2010 through May 31, 2011, UPCIC entered into a quota share reinsurance contract with Everest Re. Everest Re has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. Under the quota share contract, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk with a ceding commission equal to 25% of ceded gross written premiums. In addition, the quota share contract has a limitation for any one occurrence of 56% of gross premiums earned, not to exceed $160,000,000 (of which UPCIC’s net liability on the first $160,000,000 of losses in a first event scenario is $22,500,000, in a second event scenario is $13,150,000 and in a third event scenario is $15,000,000) and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services (“PCS”) office of 140% of gross premiums earned, not to exceed $400,000,000.
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
The total cost of UPCIC’s multiple line excess reinsurance program effective June 1, 2010 through May 31, 2011 is $3,500,000 of which UPCIC’s cost is 50%, or $1,750,000, and the quota share reinsurers’ cost is the remaining 50%. The total cost of UPCIC’s property per risk reinsurance program effective June 1, 2010 through May 31, 2011 is $475,000.Excess CatastropheEffective June 1, 2010 through May 31, 2011, under excess catastrophe contracts, UPCIC obtained catastrophe coverage of $660,500,000 in excess of $160,000,000 covering certain loss occurrences including hurricanes. The coverage of $660,500,000 in excess of $160,000,000 has a second full limit available to UPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable. Effective June 1, 2010 through May 31, 2011, UPCIC purchased reinstatement premium protection which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $310,500,000 (part of $660,500,000) in excess of $160,000,000. Effective January 1, 2011 through December 31, 2011, under an underlying excess catastrophe contract, UPCIC obtained catastrophe coverage of 50% of $105,000,000 in excess of $55,000,000 covering certain loss occurrences including hurricanes. UPCIC entered into this contract with T25. The Company has secured the obligations of T25 by contributing the amount of T25’s liability for losses, net of UPCIC’s required premium payments, to a trust account.Effective June 1, 2010 through May 31, 2011, under an excess catastrophe contract specifically covering risks located in North Carolina and South Carolina, UPCIC obtained catastrophe coverage of 50% of $40,000,000 in excess of $10,000,000 covering certain loss occurrences including hurricanes. The coverage of 50% of $40,000,000 in excess of $10,000,000 has a second full limit available to UPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable. The cost of UPCIC’s excess catastrophe contract specifically covering risks located in North Carolina and South Carolina is $2,025,000.
Effective June 1, 2010 through May 31, 2011, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC’s net retention through three catastrophe events including hurricanes, as follows:

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
UPCIC also obtained coverage from the FHCF, which is administered by the SBA. Under the reimbursement agreement, the FHCF would reimburse UPCIC, for each loss occurrence during the contract year, for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses, subject to an aggregate contract limit. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2010 to May 31, 2011, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF. As of December 31, 2010 the estimated coverage is 90% of $1,161,179,608 in excess of $422,612,828. The estimated premium for this coverage is $68,296,648.
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
On October 29, 2010, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly. The SBA estimated that the FHCF’s total claims-paying capacity under current market conditions for the 2010 — 2011 contract year is projected to be $18.776 billion over the 12-month period following the estimate. The SBA also referred to its report entitled, “October 2010 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s claims-paying capacity. The Report estimated that the FHCF’s minimum 12-month claims-paying capacity is $19.414 billion and its maximum 12-month claims-paying capacity is $35.414 billion with an average claims-paying capacity of $25.414 billion. This projected claims-paying capacity exceeds the FHCF’s maximum statutory obligation for 2010 of $18.776 billion. Claims-paying capacity exceeding the FHCF’s maximum statutory obligation for a single contract year may be available for insurer reimbursements in future contract years. UPCIC purchased the FHCF Mandatory Layer of Coverage for the 2010 — 2011 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. In the event the aggregate amount of reimbursement coverage requested by insurers for a particular contract year exceeds the FHCF’s actual claims-paying capacity, the FHCF’s obligation to reimburse insurers is limited by law to its actual claims-paying capacity. The aggregate cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.
The total cost of UPCIC’s multiple line excess and property per risk reinsurance program effective June 1, 2010 through May 31, 2011 is $3,975,000 of which UPCIC’s cost is $2,225,000, and the quota share reinsurers cost is the remaining $1,750,000. The cost of UPCIC’s underlying excess catastrophe contract is $42,000,000, subject to a potential return premium of up to $31,458,000, should the contract remain in force for an annual period. The total cost of UPCIC’s private catastrophe reinsurance program effective June 1, 2010 through May 31, 2011 is $134,538,000 of which UPCIC’s cost is 50%, or $67,269,000, and the quota share reinsurers cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above, the cost of which is $16,210,064. UPCIC’s cost of the subsequent catastrophe event excess of loss reinsurance is $15,683,000. The estimated premium that UPCIC plans to cede to the FHCF for the 2010 hurricane season is $68,296,648 of which UPCIC’s cost is 50%, or $34,148,324 and the quota share reinsurers’ cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the ICBUI Program offered by the FHCF, the premium for which is $5,000,000 of which UPCIC’s cost is 50%, or $2,500,000, and the quota share reinsurers’ cost is the remaining 50%. The Company is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program which could have a material adverse effect on the Company’s business, financial condition and results of operations. UPCIC’s private market reinsurance costs are subject to increases or decreases if changes in its earned premiums or the total insured value under its in-force policies as of August 31, 2010, are outside of ranges specified in certain of its reinsurance contracts.
Effective June 1, 2010 through December 31, 2010, the Company obtained $60,000,000 of coverage via a catastrophe risk-linked transaction contract in the event UPCIC’s catastrophe coverage is exhausted. The total cost of the Company’s risk-linked transaction contract is $8,250,000.
UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations. UPCIC estimates based upon its in-force exposures as of December 31, 2010, that it had coverage to approximately the 127-year PML, modeled using AIR CLASIC/2 v.11.0, long term, without demand surge and without loss amplification. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 127-year PML represents a 0.787% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.
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
UPCIC also obtained coverage from the FHCF, which is administered by the Florida SBA. Under the reimbursement agreement, FHCF would reimburse UPCIC, for each loss occurrence during the contract year for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2009 to May 31, 2010, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF. As of December 31, 2009 the estimated coverage is 90% of $1,038,999,659 in excess of $392,807,984. The estimated premium for this coverage is $58,819,440.
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
On October 30, 2009, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly. The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2009 — 2010 contract year is projected to be $18.998 billion over the 12-month period following the estimate. The SBA also referred to its report entitled, “October 2009 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity. The Report estimated that the FHCF’s minimum 12-month loss reimbursement capacity is $14.998 billion and its maximum 12-month loss reimbursement capacity is $21.998 billion. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for the 2009 — 2010 contract year, which corresponds to FHCF loss reimbursement capacity of $17.175 billion. By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity. In addition, the cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.
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
UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations. As of June 30, 2009, UPCIC had coverage to approximately the 114-year PML, modeled using AIR CLASIC/2 v.10.0, long term, without demand surge and without loss amplification. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 114-year PML represents a 0.877% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.
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
UPCIC also obtained coverage from the FHCF, which is administered by the SBA. Under the reimbursement agreement, FHCF would reimburse UPCIC, with respect to each loss occurrence during the contract year for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2008 to May 31, 2009, the SBA made available through the 2007 passage of House Bill 1A an additional $12 billion (Temporary Increase in Coverage Limit — TICL) of Florida Hurricane Catastrophe Fund coverage for the 2008 wind season. UPCIC purchased both the traditional FHCF coverage as well as the TICL FHCF coverage for the contract year June 1, 2008 to May 31, 2009. As of December 31, 2008, the estimated coverage is 90% of $1,514,348,584 in excess of $305,438,476. The premium for this coverage is $59,077,813.
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
UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and the Company’s business, financial condition and results of operations. At the start of the hurricane season on June 1, 2008, UPCIC had coverage to approximately the 133-year PML, modeled using AIR CLASIC/2 v.9.5, long term, without demand surge and without loss amplification. With the additional catastrophic coverage via the new top layer effective July 1, 2008, UPCIC would have had coverage to approximately the 145-year PML, modeled using AIR CLASIC/2 v.9.0, long term, without demand surge and without loss amplification. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 133-year PML represents a 0.752% Annual Probability of Exceedance and the 145-year PML represents a 0.690% Annual Probability of Exceedance). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.
Amounts recoverable from reinsurers are estimated in accordance with the reinsurance contract. Reinsurance premiums, losses and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.
NOTE 4 — INVESTMENTS
As of December 31, 2010 and 2009, the Company’s investments consisted primarily of cash and cash equivalents, of $147,585,464 and $192,924,291, respectively and investment securities with carrying values of $224,532,404 and $114,797,010 respectively.
Major sources of net investment income, comprised primarily of interest and dividends, are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Cash and cash equivalents	$99,697	$312,317	$3,951,161
Debt securities	968,905	1,269,216	64,213
Equity securities	557,698	650,739	—

Total investment income	1,626,300	2,232,272	4,015,374
Less investment expenses	(634,065)	(778,673)	(294,345)

Net investment income	$992,235	$1,453,599	$3,721,029

The following table shows the realized gains and losses for investments during the years ended December 31, 2010 and 2009. There were no realized gains and losses for investments during the year ended December 31, 2008.

	For the Year Ended		For the Year Ended
	December 31, 2010		December 31, 2009
	Realized	Proceeds	Realized	Proceeds
	Gains (Losses)	(Fair Value at Sale)	Gains(Losses)	(Fair Value at Sale)
Debt securities	$5,120,559	$472,699,451	$5,542,936	$278,212,228
Equity securities	26,701,193	198,010,939	26,722,120	121,930,068

Total	31,821,752	670,710,390	32,265,056	400,142,296

Debt securities	(467,325)	52,521,675	(8,248)	20,820,861
Equity securities	(3,610,804)	24,288,208	(8,081,763)	31,964,985
Other Investments	(52,000)	—	—	—

Total	(4,130,129)	76,809,883	(8,090,011)	52,785,846

Net	$27,691,623	$747,520,273	$24,175,045	$452,928,142

The following tables summarize, by type, the Company’s investment securities as of December 31, 2010 and 2009:

	December 31, 2010 (Trading)		December 31, 2009 (Available for Sale)
	Fair Value	Percent of Total	Fair Value	Percent of Total
Debt Securities:
US government agency obligations	$130,116,007	57.9%	$41,389,008	36.1%
Equity Securities:
Common stock
Metals and mining	25,751,909	11.5%	7,597,419	6.6%
Energy	—	—	256,053	0.2%
Other	362,520	0.2%	221,760	0.2%
Exchange-traded and mutual funds		—		—
Metals and mining	42,209,279	18.8%	38,753,742	33.8%
Agriculture	14,876,584	6.6%	11,754,630	10.2%
Energy	5,559,296	2.5%	3,306,815	2.9%
Indices	4,613,105	2.1%	7,963,094	6.9%
Other	1,043,704	0.5%	3,554,489	3.1%

Total equity securities	94,416,397	42.1%	73,408,002	63.9%

Total investment securities	$224,532,404	100.0%	$114,797,010	100.0%

All investment securities as of December 31, 2010 were held by the Company for trading and all investment securities as of December 31, 2009 were available for sale.
The Company is required by various state laws and regulations to keep certain securities on deposit in depository accounts with the states in which we do business. As of December 31, 2010 and December 31, 2009, securities having a fair value of $6,010,612 and $5,723,402, respectively were on deposit. These laws and regulations govern not only the amount, but also the type if security that is eligible for deposit. In all states the deposits are limited to fixed maturity securities.
Trading
During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010. Net unrealized losses of $656,307 were reflected as a transfer as of July 1, 2010, and recognized in earnings and included under the caption “Unrealized Gains on Investments” in the Consolidated Statement of Income. The net unrealized loss of $656,307 is comprised of $1,229,737 unrealized losses offset by $573,430 of unrealized gains.
During the six-month period ended December 31, 2010, the market value of the Company’s trading portfolio outstanding at December 31, 2010, excluding amounts reflected as a transfer from the available-for-sale portfolio, increased by $2,669,321 before income taxes. The increase in market value was recognized in earnings and also included in unrealized gains on investments in the Consolidated Statement of Income. The Company will continue to record future changes in the market value of its trading portfolio directly to earnings. The total net unrealized gains on investments, held in the Company’s trading portfolio at December 31, 2010 was $2,013,014.
Available- for- sale
During the year ended December 31, 2009, the Company sold US Treasury Notes, originally intended to be held to maturity, and purchased US Treasury Inflation Index Bonds in order to reduce the effects of inflation on the Company’s overall investment portfolio. These US Treasury Notes had a carrying value of $4,170,864, were sold for $4,244,851 and a gain of $73,897 was recognized. The Company reclassified its held to maturity securities being carried at an amortized cost of $57,773,720 to available for sale securities and recorded net unrealized losses of $85,965 concurrently with the sale of the US Treasury Notes.
The following table sets forth the amortized cost, gross gains, gross losses and estimated fair value of the Company’s investment securities portfolio available for sale as of December 31, 2009. The Company had no investment securities classified as available for sale as of December 31, 2010.

	December 31, 2009
	Amortized Cost /	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value
Debt securities:
US government and agency obligations	$42,296,727	$37,623	$(945,342)	$41,389,008
Equity securities:
Common stock
Metals and mining	7,733,822	190,079	(326,483)	7,597,418
Energy	237,153	18,901		256,054
Other	155,696	66,064		221,760
Exchange-traded and mutual funds				—
Metals and mining	36,520,270	2,521,237	(287,765)	38,753,742
Agriculture	10,920,621	834,009	—	11,754,630
Energy	3,141,106	165,708		3,306,814
Indices	9,712,302	43,007	(1,792,215)	7,963,094
Other	3,115,062	439,426		3,554,488

Total equity securities	71,536,032	4,278,431	(2,406,463)	73,408,000

Total investment securities	$113,832,759	$4,316,054	$(3,351,805)	$114,797,008

The table below reflects the Company’s unrealized investment security losses by investment class, aged for length of time in an unrealized loss position as of December 31, 2009.

	Unrealized Investment Losses
	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Debt securities:
US government and agency obligations	4	$39,246,052	$(945,342)	—	$—	$—

Equity securities:
Common Stock:
Metals and mining	11	4,166,010	(326,483)	—	—	—
Exchange trades and mutual funds:
Metals and mining	10	9,613,290	(287,765)	—	—	—
Indices	6	7,015,844	(1,792,215)	—	—	—

Total equity securities	27	20,795,144	(2,406,463)	—	—	—

Total	31	$60,041,196	$3,351,805	—	$—	$—

Unrealized losses on debt securities available for sale, are principally related to rising interest rates and changes in credit spreads. Unrealized losses on equity securities are primarily related to equity market fluctuations. The Company has performed an evaluation of its investment portfolio and concluded that it holds no securities for which an other-than-temporary impairment adjustment to carrying value is warranted.
The Company has made an assessment of its invested assets for fair value measurement as further described in Note 17 — Fair Value Measurements.
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment, as of December 31, 2010 and 2009, consisted of the following:

	2010	2009
Land	$1,287,000	$270,000
Building	1,410,000	1,410,000
Capital Improvements	2,116,612	2,157,389
Computers	155,782	54,184
Furniture	930,485	513,579
Automobiles and other vehicles	1,105,680	1,080,886
Software	1,374,366	1,239,280

Total cost	8,379,925	6,725,318
Less: accumulated depreciation	(2,973,159)	(2,189,567)

Property, plant and equipment, net	$5,406,766	$4,535,751

Depreciation and amortization of property and equipment was $831,159, $490,059 and $480,313 during 2010, 2009 and 2008, respectively.
The Company realized the following on the sale of property and equipment: a net loss of $12,891 in 2010, a net gain of $130,119, and a net loss of $137,571 in 2008.
NOTE 6 — DEFERRED POLICY ACQUISITION COSTS

The components of deferred policy acquisition costs (“DPAC”) and deferred ceding commission (“DCC”) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the years ended December 31,
	2010	2009	2008
DPAC, beginning of year	$43,971,286	$40,155,150	$37,018,747

Capitalized Costs	100,615,240	88,333,192	79,438,929

Amortization of DPAC	94,458,987	84,517,056	76,302,526

DPAC, end of year	$50,127,539	$43,971,286	$40,155,150

DCC, beginning of year	$34,506,662	$39,747,203	$39,141,016

Ceding Commissions Written	82,567,947	68,566,674	78,654,864

Earned Ceding Commissions	76,392,749	73,807,215	78,048,676

DCC, end of year	$40,681,860	$34,506,662	$39,747,203

DPAC (DCC), net, beginning of year	$9,464,624	$407,946	$(2,122,269)

Capitalized Costs, net	18,047,293	19,766,518	784,064

Amortization of DPAC (DCC), net	18,066,238	10,709,840	(1,746,151)

DPAC (DCC), net, end of year	$9,445,679	$9,464,624	$407,946

NOTE 7 — LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
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
The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. UPCIC’s policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During the twelve-month periods ended December 31, 2010, 2009 and 2008, UPCIC did not experience any catastrophic events. UPCIC’s in-force policyholder coverage for windstorm exposures as of December 31, 2010 was approximately $126.8 billion. UPCIC continuously evaluates alternative business strategies to more effectively manage its exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 3.
Management believes that the liabilities for claims and claims expense as of December 31, 2010 are appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company’s financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company’s financial statements.
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Balance at beginning of year	$127,197,753	$87,947,774
Less reinsurance recoverable	(62,900,913)	(43,384,469)

Net balance at beginning of year	64,296,840	44,563,305

Incurred related to:

Current year	107,424,191	97,630,002
Prior years	5,931,284	8,503,133

Total incurred	113,355,475	106,133,135

Paid related to:

Current year	54,216,243	52,388,374
Prior years	43,621,652	34,011,226

Total paid	97,837,896	86,399,600

Net balance at end of year	79,814,419	64,296,840
Plus reinsurance recoverable	79,114,418	62,900,913

Balance at end of year	$158,928,837	$127,197,753

As a result of changes in estimates of insured events in prior years, the provision of losses and LAE, net of related reinsurance recoverables increased by $5,931,284 and $8,503,133 in 2010 and 2009, respectively, principally as a result of actual loss development on prior year non-catastrophe losses during the years ended December 31, 2010 and 2009. The Company has created a proprietary claims analysis tool (P2P) to analyze and calculate reserves. P2P is a custom built application by UPCIC that aggregates, analyzes and forecasts reserves based on historical data that spans more than a decade. It identifies historical claims data using same like kind and quality variables that exist in present claims and sets forth appropriate, more accurate reserves on current claims. P2P is reviewed by UPCIC management on a weekly basis in reviewing the topography of existing and incoming claims. P2P will be analyzed at each quarters end and adjustments to reserves are made at an aggregate level when appropriate.
P2P was initially used for 2010 third quarter reserve analysis resulting in an increase in 2010 loss year reserves. Further refinements were put into place in 2010 fourth quarter which included inflation adjustments for past claims into 2010 dollars (inflation guard). P2P was reviewed by an independent third party for data integrity and system reliability. The program was used for 2010 fourth quarter analysis and supported the company’s independent actuary’s best figures for development in prior years. The system indicated reserves for the 2010 loss year that exceeded actuary’s best figures and system figures were used at year end. This program will be used for quarterly reviews on an ongoing basis.
NOTE 8 — LOANS PAYABLE AND LONG-TERM DEBT
Surplus Note
On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the SBA under the ICBUI Program. Under the ICBUI program, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $117.8 million as of December 31, 2010.
The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC was required to pay interest only. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. Aggregate principal payments of $1,470,588 and $367,647 were made during the years ended December 31, 2010 and 2009, respectively.
As of December 31, 2010 and 2009, the balances due under the surplus note are shown in the Company’s Consolidated Balance Sheets as Long-Term Debt with carrying values of $23,161,764 and $24,632,353, respectively.
Repayments of principal are estimated to be as follows as of December 31, 2010:

2011	1,470,588
2012	1,470,588
2013	1,470,588
2014	1,470,588
2015	1,470,588

Thereafter	15,808,824

Total	$23,161,764

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
The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. As of December 31, 2010, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.
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

In September 2009, Atlas received notification that, effective September 27, 2010, Flatiron would not be renewing the funding and servicing agreement with Atlas. Flatiron stated in the notice to Atlas that its business environment and goals had changed and it had made a strategic decision to exit this particular business activity. Accordingly, on September 17, 2010, Atlas paid off its loan with Flatiron in full and the parties terminated the Sale and Assignment Agreement and other related agreements. The Company recorded a corresponding loan to Atlas which is eliminated in consolidation.
Interest Expense
Interest expense, comprised primarily of interest on the surplus note, was $862,108, $797,934 and $1,581,722 for the twelve months ended December 31, 2010, 2009 and 2008, respectively.
NOTE 9 — INCOME TAXES
The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.3%	0.3%	0.1%
Disallowed compensation	1.3%	—	—
State income tax, net of federal tax benefit (1)	3.6%	3.6%	3.6%
Other, net	0.4%	-1.3%	0.6%

Effective tax rate	40.6%	37.6%	39.3%

(1)	Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.
Deferred income taxes as of December 31, 2010 and 2009 represent the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows:

	As of December 31,
	2010	2009
Deferred income tax assets:
Unearned premiums	$8,274,231	$6,023,587
Advanced premiums	1,459,933	1,266,152
Unpaid losses	2,193,958	1,836,061
Regulatory assessments	182,198	1,605,884
Executive compensation	1,311,946	509,545
Stock option expense	3,466,936	3,037,961
Accrued wages	357,259	423,190
Allowance for uncollectible receivables	42,994	1,042,228
Additional tax basis of securities	171,852	140,878
Restricted stock grant	—	9,882
Recognition of OTTI	306,897	—
Other	—	3,876

Total deferred income tax assets	17,768,204	15,899,244

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(3,643,671)	(3,650,979)
Market value gains on trading securities	(676,574)	—
Unrealized gains on investments	(6)	(353,976)

Total deferred income tax liabilities	(4,320,251)	(4,004,955)

Net deferred income tax asset	$13,447,953	$11,894,289

A valuation allowance is deemed unnecessary as of December 31, 2010 and December 31, 2009, respectively, because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.
Liabilities for unrecognized tax benefits, if any, are recorded in accordance with issued FASB guidance on Accounting for Uncertainty in Income Taxes. The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
The 2006 consolidated federal income tax return for the Company and its subsidiaries was examined by the Internal Revenue Service in 2009. The audit was completed and settled in October 2009 with no major issues. The combination of positive and negative adjustments resulted in an agreed upon assessment of $3,144, which was paid by the Company in January 2010.
The Company filed a consolidated federal income tax return for the fiscal years ended December 31, 2009, 2008, and 2007 and intends to file the same for the fiscal year ended December 31, 2010. The agreements between the Company and its statutory subsidiaries provide that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. Tax years that remain open for purposes of examination of its income tax liability due to taxing authorities, include the years ended December 31, 2009, 2008 and 2007.
NOTE 10 — STOCKHOLDERS’ EQUITY
Cumulative Convertible Preferred Stock
     As of December 31, 2010 and 2009, the Company had shares outstanding of Series A Cumulative and Series M Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into 2.5 shares of Common Stock. Each share of Series M Preferred Stock is convertible by the Company into 1.25 shares of Common Stock. The Series A Preferred Stock pays a cumulative dividend of $.25 per share per quarter. During 2010 and 2009, respectively, the Company declared and paid aggregate dividends of $19,950 and $27,450 on the Company’s Series A Preferred Stock and Series M Preferred Stock.

The following table provides information for each series of convertible preferred stock issued by the Company as of December 31, 2010 and 2009:

	As of December 31, 2010			As of December 31, 2009
	Series A	Series M	Total	Series A	Series M	Total
Shares	19,950	87,740	107,690	19,950	88,690	108,640
Conversion factor	2.5	1.25		2.5	1.25
Number of common shares resulting if converted	49,875	109,675	159,550	49,875	110,863	160,738
During the year ended December 31, 2010, shareholders converted 950 shares of Series M Preferred Stock into 1,187 shares of Common Stock. During the year ended December 31, 2009, shareholders converted 30,000 shares of Series A Preferred Stock into 75,000 shares of Common Stock.
Common Stock
The following table summarizes the activity relating to shares of the Company’s Common Stock during the years ended December 31, 2010, 2009 and 2008:

	Issued Shares	Treasury Shares	Shares Held in Trust	Outstanding Shares
Balance, as of January 1, 2008	39,307,103	(394,374)	(2,900,000)	36,012,729
Warrants exercised	600,000	(81,081)	—	518,919
Options exercised	916,000	(1,390,575)	1,994,000	1,519,425
Shares cancelled	(965,084)	965,084		—
Restricted stock grant	300,000	—	—	300,000
Repurchase of shares	—	(808,901)		(808,901)

Balance, as of December 31, 2008	40,158,019	(1,709,847)	(906,000)	37,542,172

Preferred stock conversion	75,000	—	—	75,000
Options exercised	20,000	(137,407)	275,000	157,593
Shares cancelled	(38,135)	38,135	—	—

Balance, as of December 31, 2009	40,214,884	(1,809,119)	(631,000)	37,774,765

Preferred stock conversion	1,187	—	—	1,187
Options exercised	1,995,206	(1,314,160)	631,000	1,312,046
Shares cancelled	(2,104,526)	2,104,526	—	—
Restricted stock grant	300,000			300,000

Balance, as of December 31, 2010	40,406,751	(1,018,753)	—	39,387,998

Dividends Declared
During the years ended December 31, 2010, 2009 and 2008, the Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows:

	For the year ended December 31, 2010
	Per Share	Aggregate
	Amount	Amount

First Quarter	$0.12	$4,699,926
Second Quarter	$0.10	$3,916,724
Third Quarter	$—	$—
Fourth Quarter	$0.10	$3,916,724

	For the year ended December 31, 2009
	Per Share	Aggregate
	Amount	Amount
|	|
First Quarter	$0.22	$8,268,278
Second Quarter	$0.12	$4,516,461
Third Quarter	$—	$—
Fourth Quarter	$0.20	$7,528,808

	For the year ended December 31, 2008
	Per Share	Aggregate
	Amount	Amount

First Quarter	$0.10	$3,791,617
Second Quarter	$—	$—
Third Quarter	$0.10	$3,724,217
Fourth Quarter	$0.20	$7,448,435
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
Stock -Based Compensation
Non-qualified stock option awards (“stock options”) granted by the Company generally expire between 5 to 10 years from the grant date and generally vest over a 2 to 3 year service period commencing on the grant date. Options granted to the Company’s President and Chief Executive Officer and to the Company’s Chief Operating Officer and Senior Vice President during 2008 through 2010 are only exercisable on such date or dates as the fair market value (as defined in their respective option agreements) of the Company’s Common Stock is and has been at least one hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days. Nonvested shares (“restricted stock”) generally vest over a three year service period commencing on the grant date.
Equity Compensation Plan
On October 13, 2009, the Company’s Board of Directors approved, and recommended that the Company’s stockholders approve, the 2009 Omnibus Incentive Plan (“Incentive Plan”). On November 16, 2009, the Company’s stockholders approved the Incentive Plan by written consent.
An aggregate of 1,800,000 shares of Common Stock was reserved for issuance and available for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of Common Stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates. The Incentive Plan also provides for awards that are intended to qualify as “performance-based compensation” in order to preserve the deductibility of such compensation by the Company under Section 162(m) of the Internal Revenue Code. As of December 31, 2010, 135,000 shares remain reserved for issuance and were available for awards under the Incentive Plan.
As of December 31, 2010, there was $1,783,122 of total unrecognized compensation cost related to stock options and restricted stock. The cost is expected to be recognized in the Company’s financial statements over a weighted average period of 1.6 years.

Stock Options
The Company used the modified Black-Scholes model to estimate the fair value of employee stock options on the date of grant utilizing the assumptions noted below. The risk-free rate is based on the U.S. Treasury bill yield curve in effect at the time of grant for the expected term of the option. The expected term of options granted represents the period of time that the options are expected to be outstanding. Expected volatilities are based on historical volatilities of our Common Stock. The dividend yield was based on expected dividends at the time of grant.
The following table provides the assumptions utilized in the Black-Scholes model for stock options granted during years ended December 31, 2010 and 2008. There were no stock options granted in 2009.

	2010	2009	2008
Weighted-average risk-free interest rate	0.91%	N/A	1.80%
Expected term of option in years	2.13	N/A	2.27
Weighted-average volatility	59.6%	N/A	83.5%
Dividend yield	9.8%	N/A	8.6%
Fair Value	$1.4593	N/A	$1.4289
The following table provides certain information related to stock option awards for the year ended during December 31, 2010.

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Aggregate	Remaining
	Shares	Price	Intrinsic Value	Term
Outstanding December 31, 2009	6,345,000	$3.21	$17,888,900	2.14
Granted	1,665,000	$5.07
Exercised	(2,625,000)	$1.37

Outstanding December 31, 2010	5,385,000	$4.68	$3,927,150	2.76

Exercisable at December 31, 2010	4,527,500	$4.60	$3,927,150	2.47
The Company recognized total compensation expense related to stock options of $2,108,705, $1,520,647 and $4,271,230 during 2010, 2009 and 2008, respectively. Deferred tax benefits related to these amounts during 2010, 2009 and 2008 were $813,433, $586,590 and $1,647,626, respectively. Total unrecognized compensation expense related to unvested stock options was $562,951 at December 31, 2010, which will be recognized over a weighted-average period of approximately 0.71 years.
The Company received $14,000 in cash during 2010 representing the strike price of options on exercise date. Tax benefits realized during 2010 from the exercise of stock options was $4,326,071.
A total of 1,314,160 shares of Common Stock were retained by the Company in 2010 for the cashless exercise of stock options and settlement of taxes valued at $7,878,150.
On February 2, 2010, the Company granted stock options for an aggregate 350,000 shares of Common Stock to the Company’s Chief Operating Officer (“COO”) and Senior Vice President in consideration for services rendered pursuant to terms of an employment agreement and to provide the COO and Senior Vice President with a continued incentive to share in the success of the Company. The options have an exercise price of $5.84, expire on February 2, 2015 and vest over two years as follows: options for 150,000shares on the grant date; options for 100,000 shares on the one year anniversary of the grant date and options for 100,000 shares on the two year anniversary of the grant date.
On May 19, 2010, the Company granted options to purchase an aggregate of 1,315,000 shares of Common Stock to the Company’s directors (225,000 shares), executive officers (775,000 shares) and management (315,000 shares) of which 50% of the options vested immediately and 50% are expected to vest on May 19, 2011. The options have an exercise price of $4.87 per share and expire on May 19, 2015. The options granted to the Company’s President and Chief

Executive Officer and to the Company’s Chief Operating Officer and Senior Vice President, are only exercisable on such date or dates as the fair market value, as defined in 2009 Omnibus Incentive Plan, of the Company’s Common Stock is and has been at least one-hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.
Restricted Stock Grants
Restricted stock grants are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements and or to provide to those employees with a continued incentive to share in the success of the Company. Unless otherwise specified, such as in the case of the exercise of stock options or warrants, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE Amex LLC , and the shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.
The following table provides certain information related to restricted stock awards during 2010.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested shares outstanding as of December 31, 2009	150,000	$2.31
Granted	300,000	$5.84
Vested	150,000	$2.31
Forfeited	—	n/a

Nonvested shares outstanding as of December 31, 2010	300,000

Effective February 2, 2010, the Company issued 300,000 shares of restricted Common Stock at a price of $5.84 per share to its Senior Vice President, Chief Operating Officer and Director. The stock vests cumulatively over a three-year period as follows: 33 percent, 66 percent and 100 percent, respectively, on the first, second and third anniversaries of the issue date. The Company recorded deferred compensation of $1,752,000 at the time the stock was issued and is amortizing that amount ratably over the vesting period.
Effective December 5, 2008, the Company issued 300,000 shares of restricted Common Stock at a price of $2.43 per share its Senior Vice President, Chief Operating Officer and Director. The stock vested over a two-year period as follows: 150,000 shares vested on December 5, 2009, the first anniversary of the effective date of the award, and 150,000 shares vested on December 5, 2010, the second anniversary date of the effective date of the award. The Company recorded deferred compensation of $729,000 at the time the stock was issued and amortized that amount ratably over the vesting period.
The Company did not grant any shares of restricted stock during the year ended December 31, 2009.
The Company recognized total compensation expense related to the restricted stock of $852,692, $654,833 and $333,965, during 2010, 2009 and 2008, respectively. Deferred tax benefits related to these amounts during 2010, 2009 and 2008 were $328,928, $252,602 and $128,827, respectively. Total unrecognized compensation expense related to restricted stock was $1,220,171 at December 31, 2010, which will be recognized over a weighted-average period of approximately 2.08 years.
Warrants
No warrants were granted during 2010 and 2009 and there were no warrants outstanding as of December 31, 2010 and 2009.
Warrants to purchase 600,000 shares of Common Stock were exercised during 2008 at weighted average prices of $1.00.

Stock Grantor Trust
On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust (“SGT”) to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2,900,000 shares of Company Common Stock. In exchange, the SGT delivered $29,000 and a promissory note to the Company for approximately $2,320,000 which together represents the purchase price of the shares. Amounts owed by the SGT to the Company will be repaid by cash received by the SGT, which will result in the SGT releasing shares to satisfy Company obligations for stock options. The assets of the SGT are subject to the claims of the Company’s general creditors under federal and state law. The consolidated financial statements include the accounts of the SGT. Dividends paid by the Company and received by the SGT on shares of Common Stock held in trust are eliminated in consolidation and shown net in the Consolidated Financial Statements. Shares of the Common Stock held in SGT totaled 0 and 631,000 shares as of December 31, 2010 and 2009.
The agreement governing the operation of the SGT provides that the SGT shall terminate upon the later of the date that (i) all shares of Common Stock available for issuance under the SGT have been distributed or (ii) the promissory note is paid in full. The promissory note was paid in full on March 15, 2010, and promptly thereafter all shares of Common Stock remaining in the SGT were distributed to holders of Company options in satisfaction of the Company’s obligations under certain of its stock option agreements. The SGT was terminated upon this final distribution of shares of Common Stock from the SGT, and as of March 31, 2010, the SGT did not hold any shares of Common Stock.
NOTE 11 — REGULATORY REQUIREMENTS AND RESTRICTIONS
UPCIC and APPCIC are subject to comprehensive regulation by the OIR. The Florida Insurance Code requires that UPCIC and APPCIC maintain minimum statutory surplus of the greatest of 10% of the insurer’s total liabilities or $4,000,000. UPCIC and APPCIC are also required to adhere to prescribed premium-to-surplus ratios under the Florida Insurance Code and to maintain approved securities on deposit with the state of Florida. UPCIC’s and APPCIC’s statutory surplus as of December 31, 2010 is $106,000,341 and $11,251,729, respectively.
The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by UPCIC and APPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. During the years ended December 31, 2010 and 2009, UPCIC did not pay dividends to the Company. During the year ended December 31, 2008, UPCIC declared and paid aggregate dividends to the Company of $23,000,000. APPCIC has not declared or paid any dividends to the Company.
UPCIC and APPCIC are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2010, based on calculations using the appropriate NAIC RBC formula, UPCIC’s and APPCIC’s reported total adjusted capital was in excess of the requirements.
NOTE 12 — RELATED PARTY TRANSACTIONS
Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During 2010 and 2009, the Company expensed claims adjusting fees of $480,000 and $605,000, respectively, to Downes and Associates.
During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217,169 and $162,876, respectively. These amounts were repaid to the Company during February 2010.
NOTE 13 — EMPLOYEE BENEFIT PLAN
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
The plan titled the “Universal Property & Casualty 401(K) Profit Sharing Plan and Trust” (“401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or loss. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution that does not exceed five percent of their compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2010 and 2009.
The Company made aggregate contributions of approximately $623,982 and $545,442 to the 401(k) Plan during the years ended December 31, 2010 and 2009, respectively.
NOTE 14 — EARNINGS PER SHARE
Basic earnings per share (“EPS”) is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue Common Stock were exercised.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the years ended December 31, 2010, 2009 and 2008.

		Year Ended			Year Ended			Year Ended
		December 31, 2010			December 31, 2009			December 31, 2008
	Income			Income			Income
	Available to			Available to			Available to
	Common		Per-	Common		Per-	Common		Per-
	Stockholders		Share	Stockholders		Share	Stockholders		Share
	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Shares	Amount
Net income	$36,983,762			$28,787,298			$40,037,323
Less: preferred stocks dividends	(19,950)			(27,450)			(49,950)

Income available to common stockholders	$36,963,812	39,113,302	$0.95	$28,759,848	37,617,885	$0.76	$39,987,373	37,418,253	$1.07

Effect of dilutive securities:
Stock options and warrants	—	976,542	(0.03)	—	2,679,134	(0.05)	—	2,287,929	(0.06)
Preferred stock	19,950	159,833	—	27,450	174,505	—	49,950	568,325	(0.02)

Income available to common stockholders and assumed conversion	$36,983,762	40,249,677	$0.92	$28,787,298	40,471,524	$0.71	$40,037,323	40,274,507	$0.99

NOTE 15 — OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss) on a pretax and after-tax basis for the years ended December 31, 2010, 2009 and 2008 are as follows:

		For the Year Ended			For the Year Ended			For the Year Ended
		December 31, 2010			December 31, 2009			December 31, 2008
	Pretax	Tax	After-tax	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized (losses) gains on available-for-sale securities	$(1,570,523)	$603,732	$(966,791)	$31,860,665	$(12,290,251)	$19,570,414	$40,429	$(15,595)	$24,834

Reclassification of unrealized gains on available-for-sale-securities to earnings	656,307	(253,170)	403,137	30,983,465	(11,951,871)	19,031,594	—	—	—

Other comprehensive income (loss)	$(914,216)	$350,562	$(563,654)	$877,200	$(338,380)	$538,820	$40,429	$(15,595)	$24,834

Accumulated other comprehensive income, net of taxes, as of December 31, 2010, 2009 and 2008, is comprised of the following:

		As of December 31,
	2010	2009	2008
Net unrealized gains:
Fixed maturities, available for sale	$—	$(907,720)	$—
Equity securities	—	1,871,969	40,429
Other	—	(46,619)	—

Net unrealized gains	—	917,630	40,429

Deferred income taxes	—	(353,976)	(15,595)

Accumulated other comprehensive income, net of taxes	$—	$563,654	$24,834

NOTE 16 — COMMITMENTS AND CONTINGENCIES
Employment Agreements and Potential Payments Upon Certain Events
     The Company has entered into employment agreements with certain employees which are in effect as of December 31, 2010. The agreements provide for minimum salaries, which may be subject to annual percentage increases, and non-equity incentive compensation for certain executives based on pre-tax or net income levels attained by the Company. The agreements also provide for payments to certain executives upon the occurrence of certain events. The following table provides the amount of commitments and contingencies at December 31, 2010, through the expiration of employment contracts with named executive officers and certain other officers with whom the Company has entered into employment contracts. The contingent events are assumed to have occurred at December 31, 2010, and the amount of non-equity incentive compensation are based on actual amounts during 2010.

	As of December 31, 2010
	Salaries	Non-equity incentive compensation
Commitments	$19,134,851	$15,747,225
Contingent payments upon certain events:
Termination	$6,679,746	$—
Change in control	$14,704,676	$9,353,762
Death	$7,461,515	$9,979,031
Disability	$1,751,787	$2,868,656
Operating Leases
The Company has leased certain computer equipment and software under a master equipment lease agreement with Relational Funding, Inc. with an original equipment cost of $2,735,960. The Company also has several leases on office space. The following is a schedule of future minimum rental payments required under the non-cancelable operating leases as of December 31, 2010:

2011	$255,592
2012	222,554
2013	117,049
2014 and later	119,816

$715,011

Litigation
Certain lawsuits have been filed against the Company. In the opinion of management, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 17 — FAIR VALUE MEASUREMENTS
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAP describes three approaches to measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach. Each approach includes multiple valuation techniques. GAAP does not prescribe which valuation technique should be used when measuring fair value, but does establish a fair value hierarchy that prioritizes the inputs used in applying the various techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the hierarchy while Level 3 inputs are given the lowest priority. Assets and liabilities carried at fair value are classified in one of the following three categories based on the nature of the inputs to the valuation technique used:
•
Level 1 — Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.

•
Level 3 — Unobservable inputs that are not corroborated by market data. These inputs reflect management’s best estimate of fair value using its own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Summary of significant valuation techniques for assets measured at fair value on a recurring basis
Level 1
U.S government obligations and agencies: Comprise U.S. Treasury Notes. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.
Common stock: Comprise actively traded, exchange-listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.
Exchange traded and mutual funds: Comprise actively traded funds. Valuation is based on daily quoted net asset values for identical assets in active markets that the Company can access.
Level 2
U.S government obligations and agencies: Comprise U.S. Treasury Inflation Index Bonds. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.
Exchange-traded derivatives: The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets in markets that are not active.
The following tables set forth by level within the fair value hierarchy the company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009. As required by GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect their placement within the fair value hierarchy levels.

		December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Debt securities (trading):
US government obligations and agencies	$179,263	$129,936,744	$—	$130,116,007

Equity securities (trading):
Common stock
Precious metals and mining	25,751,909	—	—	25,751,909
Other	362,520	—	—	362,520
Exchange traded and mutual funds
Precious metals and mining	42,209,279	—	—	42,209,279
Agriculture	14,876,584	—	—	14,876,584
Energy	5,559,296	—	—	5,559,296
Indices	4,613,105	—	—	4,613,105
Other	1,043,704	—	—	1,043,704

Total equity securities	94,416,397	—	—	94,416,397

Exchange-traded derivatives (other assets)	—	181,988	—	181,988
Total	$94,595,660	$130,118,732	$—	$224,714,392

	December 31, 2009
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Debt securities (available for sale):
US government obligations and agencies	$41,389,008	$—	$—	$41,389,008

Equity securities (available for sale):		—	—	—
Common Stock		—	—	—
Precious Metals and Mining	7,597,419	—	—	7,597,419
Energy	256,053	—	—	256,053
Other	221,760	—	—	221,760
Exchange traded and mutual funds
Precious metals and mining	38,753,742	—	—	38,753,742
Agriculture	11,754,630	—	—	11,754,630
Energy	3,306,815	—	—	3,306,815
Indices	7,963,094	—	—	7,963,094
Other	3,554,489	—	—	3,554,489

Total equity securities	73,408,002	—	—	73,408,002
Total	$114,797,010	$—	$—	$114,797,010

The company did not have any transfers between Level 1 and Level 2 for the year ended December 31, 2010.
The following table summarizes the carrying value, net unrealized gains (losses) and estimated fair values of the Company’s financial instruments that are not carried at fair value.

	December 31, 2010
	Fair Value Measurements
		Net unrealized	Estimated Fair
	Carrying value	Gains/(Losses)	Value
Assets:
Cash and cash equivalents	$147,585,464	$—	$147,585,464

	$147,585,464	$—	$147,585,464

Liabilities:
Bonds payable	$23,161,764	$(4,062,514)	$19,099,250

	$23,161,764	$(4,062,514)	$19,099,250

	December 31, 2009
	Fair Value Measurements
		Net unrealized	Estimated Fair
	Carrying value	Gains/(Losses)	Value
Assets:
Cash and cash equivalents	$192,924,291	$—	$192,924,291

	$192,924,291	$—	$192,924,291

Liabilities:
Bonds payable	$24,632,353	$(6,332,464)	$18,299,889

	$24,632,353	$(6,332,464)	$18,299,889

The carrying value of cash and cash equivalents approximate fair value due to their liquid nature.
The carrying value of long term debt was determined from the expected cash flows discounted using the interest rate quoted by the issuer of the note, the SBA which is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.

NOTE 18 — QUARTERLY RESULTS FOR 2010 AND 2009

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended December 31, 2010
Total revenues	$45,219,924	$55,860,022	$70,735,701	$68,107,585
Total expenses	33,840,361	38,224,224	49,423,153	56,157,691
Net Income	6,944,248	10,766,330	13,077,210	6,195,575
Basic earnings per share	0.18	0.27	0.33	0.16
Diluted earnings per share	0.17	0.27	0.32	0.15

For the year ended December 31, 2009
Total revenues	$48,117,800	$47,549,345	$60,983,047	$53,991,937
Total expenses	27,935,892	35,105,355	42,443,473	58,994,585
Net Income	12,437,830	7,638,558	11,514,520	(2,803,610)
Basic earnings per share	0.33	0.20	0.31	(0.08)
Diluted earnings per share	0.31	0.19	0.28	(0.07)
The fourth quarter results of 2010 compared to 2009 are attributable to an increase in net premiums earned, and to a lesser degree, lower operating costs and expenses. Realized gains on investments, which were partially offset by unrealized losses on investments, also positively contributed to overall financial results. The improved profitability was moderated by state-mandated wind mitigation credits within the state of Florida, and lower foreign currency transaction gains.
NOTE 19 — SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2010 except for the following.
On January 6, 2011, the Company declared a dividend of $0.10 per share on its outstanding Common Stock of the Company to be paid on April 7, 2011 to the shareholders of record of the Company at the close of business on March 11, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     NONE

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2010.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by Blackman Kallick LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The auditor’s attestation report on management’s assessment of the Company’s internal control over financial reporting is presented above at “Report of Independent Registered Certified Public Accounting Firm.”

Enhancing Controls
     Subsequent to the filing of the Company’s Form 10-Q for the quarter ended September 30, 2010, management discovered that its external provider of investment accounting services incorrectly coded a series of purchases of an investment security held by the Company. The control at the external provider which failed to detect this misstatement was a manual asset reconciliation. Management’s review of this asset reconciliation as of September 30, 2010 failed to detect miscoding of the transactions relating to a single security. As a result of this human error, which was detected through the Company’s fourth quarter internal control procedures over financial reporting, management, in consultation with the Audit Committee, determined that the Company’s failure to properly execute its existing control procedure, i.e., timely detect the coding error for the investment security in its investment portfolio, was a material weakness.
     During management’s fourth quarter 2010 procedures, management tested 100% of the investment transactions in the affected account and no additional errors were identified. Management determined the error described above to be an isolated incident.
     Management decided, however, to further enhance these existing controls. The external service provider has developed and implemented a report which identifies significant fluctuations in month-end market prices compared to both purchase prices and sales prices followed by the provider’s review and sign-off of the report. Additionally, the external provider has an Account Manager, not involved in any of the monthly transaction processing or reconciling, complete an independent, secondary reconciliation of the report. Lastly, management has instituted supplemental analytical review procedures to its existing internal controls over financial reporting to further reduce the probability of re-occurrence of a failure to detect future errors in external provider reporting. As a result of management’s actions, no remediation is deemed necessary, as this was deemed an isolated error in executing an existing internal control.
Changes in Internal Control Over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     NONE
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
     The Company adopted a Code of Business Conduct and Ethics on December 5, 2008 that is applicable to all directors, officers and employees of the Company. The code is publicly available at the Company’s headquarters in Fort Lauderdale, Florida and also on the Company’s website at www.universalinsuranceholdings.com. A copy of the Company’s Code of Business Conduct and Ethics may be obtained free of charge by written request to George R. De Heer, CFO, Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, FL 33309.
     For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
     For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     For information regarding Certain Relationships and Related Transactions, and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     For information regarding Principal Accountant Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and which is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) Financial Statements
The following consolidated financial statements of the Company and the report of the Independent Registered Certified Public Accounting Firm thereon filed with this report:
Report of Independent Registered Certified Public Accounting Firm (Blackman Kallick LLP).
Consolidated Balance Sheets as of December 31, 2010 and 2009.
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008.
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.
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

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)

10.2	Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997 (2)

10.3	Employment Agreement dated as of May 1, 1997 between Universal Heights, Inc. and Bradley I. Meier (2)*

10.4	Employment Agreement, dated October 11, 2006, between James M. Lynch and Universal Insurance Holdings, Inc. (8)*

10.5	Employment Agreement, dated as of January 1, 2005, between Sean Downes and Universal Insurance Holdings, Inc. (9)*

10.6	Amendment to Employment Agreement of Bradley I. Meier, dated March 21, 2007 (10)*

10.7	Amendment to Employment Agreement of Sean P. Downes, dated March 21, 2007 (10)*

10.8	Addendum No. 8 to the Employment Agreement by and between the Company and Bradley I. Meier, dated July 12, 2007 (11)*

10.9	Addendum No. 2 to the Employment Agreement by and between the Company and Sean P. Downes, dated July 12, 2007 (11)*

10.10	Addendum No. 1 to the Employment Agreement by and between the Company and James M. Lynch, dated July 12, 2007 (11)*

10.11	Addendum No. 9 to Meier Employment Agreement, dated December 5, 2008 (12)*

10.12	Addendum No. 3 to Downes Employment Agreement, dated December 5, 2008 (12)*

10.13	Addendum No. 4 to Downes Employment Agreement, dated February 4, 2010 (15)

10.14	Employment Agreement, by and between the Company and George De Heer, dated as of September 30, 2010 (16)

10.15	Addendum No.10 to Meier Employment Agreement, dated December 6, 2010 (17)

10.16	Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and The State Board of Administration of Florida (“SBA”). (13)

10.17	Addendum No. 1 to the Surplus Note between the Company and SBA. (13)

10.18	Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company. (13)

10.19	Independent Adjusting Firm Agreement between the Company and Downes and Associates. (13)

10.20	The Universal Insurance Holdings, Inc. 2009 Omnibus Incentive Plan (14)

11.1	Statement Regarding Computation of Per Share Income (9)

14.1	Code of Business Conduct and Ethics (7)

16.1	Letter on change in certifying accountants from Millward & Co. CPA’s dated February 12, 1999, and as amended February 26, 1999 (3)

16.2	Letter on change in certifying accountants from Deloitte & Touche LLP dated October 7, 2002(5)

16.3	Letter on change in certifying accountants from Deloitte & Touche LLP dated March 27, 2003(6)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Schedule of Investments

*	Exhibit Numbers 10.6-10.15 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992

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

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 9, 2003

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2002

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2003

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2007

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on August 24, 2007

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 17, 2007

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2007

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2008

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2009

(14)	Incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-8 (File No. 333-163564) filed with the Securities and Exchange Commission on December 8, 2009.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2010

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2010

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2010

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.
UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: March 31, 2011	By:	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

	By:	/s/ George R. De Heer
George R. De Heer, Chief Financial Officer and Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley I. Meier Bradley I. Meier	President, Chief Executive Officer and Director	March 31, 2011

/s/ Sean P. Downes Sean P. Downes	Senior Vice President, Chief Operating Officer and Director	March 31, 2011

/s/ George R. De Heer George R. De Heer	Chief Financial Officer	March 31, 2011

Norman M. Meier	Director	March 31, 2011

/s/ Michael Pietrangelo Michael Pietrangelo	Director	March 31, 2011

/s/ Ozzie A. Schindler Ozzie A. Schindler	Director	March 31, 2011

/s/ Reed J. Slogoff Reed J. Slogoff	Director	March 31, 2011

/s/ Joel M. Wilentz Joel M. Wilentz	Director	March 31, 2011

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Universal Insurance Holdings, Inc. had no long term obligations, guarantees or material contingencies as of December 31, 2010 and 2009. The following summarizes the major categories of the parent company’s financial statements:
CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$19,796,850	$18,988,540
Investments in subsidiaries and undistributed earnings	112,001,070	70,589,972
Equity securities	9,500,586	13,089,692
Premiums receivable, assumed	—	8,720,833
Receivable from securities	—	473,627
Other receivables	4,554	380,045
Income taxes recoverable	—	3,211,874
Property and equipment, net	5,365	21,461
Deferred income taxes	13,447,953	11,894,289
Other assets	190,297	148,208

Total assets	$154,946,675	$127,518,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Unearned premiums, assumed	$—	$7,291,667
Accounts payable	164,282	272,390
Income taxes payable	8,282,030	368,967
Other accrued expenses	6,710,735	6,311,060

Total liabilities	15,157,047	14,244,084

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1,077	1,087
Authorized shares - 1,000,000
Issued shares - 107,690 and 108,640
Outstanding shares - 107,690 and 108,640
Minimum liquidation preference — $287,240 and $288,190
Common stock, $.01 par value	404,069	402,146
Authorized shares - 55,000,000
Issued shares — 40,877,088 and 40,214,884
Outstanding shares - 39,166,033 and 37,774,765
Treasury shares, at cost - 1,711,054 and 1,809,118 shares	(3,109,255)	(7,948,606)
Common stock held in trust, at cost - 0 and 631,000 shares	—	(511,110)
Additional paid-in capital	33,674,697	36,666,914
Accumulated other comprehensive income, net of taxes	—	563,654
Retained earnings	108,819,040	84,100,372

Total stockholders’ equity	139,789,628	113,274,457

Total liabilities and stockholders’ equity	$154,946,675	$127,518,541

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
PREMIUMS EARNED AND OTHER REVENUES
Assumed premiums written	$4,534,500	$17,500,000	$—
(decrease) increase in unearned assumed premiums	7,291,667	(7,291,667)	—

Premiums earned, net	11,826,167	10,208,333	—
Net investment income	42,531	36,761	108,294
Net realized gains on investments	1,378,724	1,241,868	—
Net unrealized gains on investments	222,576	—	—
Net foreign currency gains on investments	—	115,307	—
Management fee	40,750	—	—
Commission revenue	154	1,003	74

Total premiums earned and other revenues	13,510,902	11,603,272	108,368

OPERATING COSTS AND EXPENSES
General and administrative expenses	20,417,087	21,586,218	22,652,177

Total operating cost and expenses	20,417,087	21,586,218	22,652,177

LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(6,906,185)	(9,982,946)	(22,543,809)

Benefit from income taxes	(2,664,061)	(3,494,031)	(8,696,275)

LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(4,242,124)	(6,488,915)	(13,847,534)

Equity in net income of subsidiaries	41,225,886	35,276,213	53,884,857

CONSOLIDATED NET INCOME	$36,983,762	$28,787,298	$40,037,323

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net Income	$36,983,762	$28,787,298	$40,037,323
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(41,225,886)	(35,276,213)	(53,884,857)
Dividends received from subsidiaries	—	—	23,000,000
Amortization of cost of stock options	2,108,705	1,520,647	4,271,230
Amortization of restricted stocks grants	852,692	654,825	333,960
Net realized gains on investments	(1,378,724)	(1,241,868)	—
Net unrealized gains on investments	(222,576)	—	—
Foreign currency gains on investments, net	—	(115,307)	—
Deferred income taxes	(1,333,362)	1,880,794	73,897
Other	16,096	16,097	16,097
Net changes in assets and liabilities relating to operating activities:
Premiums receivable	8,720,833	(8,720,833)	—
Purchases of equity securities, trading	(12,759,757)	—	—
Proceeds from sale of equity securities, trading	10,897,316	—	—
Income taxes recoverable	3,211,874	(728,951)	(2,237,183)
Income taxes payable	7,913,063	368,968	—
Unearned premiums	(7,291,667)	7,291,667	—
Other operating assets and liabilities	604,095	(567,667)	(924,272)

Net cash provided by (used in) operating activities	7,096,464	(6,130,543)	10,686,195

Cash flows from investing activities:
Capital contributions to subsidiaries	(39,160,902)	—	(127,750)
Purchases of equity securities, available for sale	(3,578,274)	(36,317,995)	—
Proceeds from sale of equity securities, available for sale	10,701,986	24,536,211	—

Net cash used in investing activities	(32,037,190)	(11,781,784)	(127,750)

Cash flows from financing activities:
Preferred stock dividend	(19,950)	(27,450)	(49,950)
Common stock dividend	(12,533,376)	(20,313,547)	(18,299,123)
Issuance of common stock	14,000	55,000	130,530
Treasury shares on option exercise	(4,292,485)	(223,376)	(3,418,469)
Repurchase of treasury stock	—	—	(2,999,788)
Excess tax benefits from stock-based compensation	4,099,145	728,584	5,706,778
Transfers from subsidiaries	38,481,702	54,493,020	9,427,516

Net cash provided by (used in) financing activities	25,749,036	34,712,231	(9,502,506)

Net increase in cash and cash equivalents	808,310	16,799,904	1,055,939
Cash and cash equivalents at beginning of period	18,988,540	2,188,636	1,132,697

Cash and cash equivalents at end of period	$19,796,850	$18,988,540	$2,188,636

Supplemental cashflow disclosures:

Dividends accrued	$—	$—	—

S-3

SCHEDULE V — VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period
Year Ended December 31, 2010:
Allowance for doubtful account	$2,701,822	$1,304,856		$3,895,222	$111,456

Year Ended December 31, 2009:
Allowance for doubtful account	$1,399,997	$1,353,662	$—	$51,837	$2,701,822

Year Ended December 31, 2008:
Allowance for doubtful account	$832,660	$2,134,106	$—	$1,566,769	$1,399,997
SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY
AND CASUALTY INSURANCE OPERATIONS

	Reserves for	Incurred loss and
	unpaid losses	LAE - current	Incurred loss and	Paid losses and	Net investment
	and LAE	year	LAE - prior year	LAE	income
2010	$158,928,837	$107,424,191	$5,931,284	$97,837,851	$992,235

2009	$127,197,753	$97,630,002	$8,503,132	$86,399,754	$1,453,599

2008	$87,947,774	$75,118,459	$6,219,667	$68,002,876	$3,721,029

		Amortization of
	Deferred policy	deferred policy
	acquisition	acquisition costs,	Net premiums	Net premiums	Unearned
	costs, net	net	written	earned	premiums
2010	$9,445,679	$18,066,238	$199,615,209	$170,442,897	$328,334,547

2009	$9,464,624	$10,709,840	$134,287,342	$141,653,725	$278,370,544

2008	$407,946	$(1,746,151)	$150,787,980	$147,413,697	$258,489,460

S-4

Report of Independent Registered Certified Public Accounting Firm
Board of Directors
Universal Insurance Holdings, Inc.
Fort Lauderdale, Florida
We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also include the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Blackman Kallick LLP

Chicago, Illinois March 31, 2011

S-5