Form 10-Q
period 2011-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2011-05-06
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,387,998 shares of common stock, par value $0.01 per share, outstanding on May 3, 2011.

UNIVERSAL INSURANCE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida
We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of March 31, 2011 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
/s/ Blackman Kallick, LLP
Chicago, Illinois
May 6, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$281,113	$147,585
Investment securities, at fair value	139,084	224,532
Prepaid reinsurance premiums	228,395	221,086
Reinsurance recoverables	79,126	79,552
Premiums receivable, net	43,417	43,622
Receivable from securities	38,056	17,556
Other receivables	2,253	2,864
Property and equipment, net	5,624	5,407
Deferred policy acquisition costs, net	10,139	9,446
Deferred income taxes	13,006	13,448
Other assets	2,236	1,132

Total assets	$842,449	$766,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$158,250	$158,929
Unearned premiums	336,923	328,334
Advance premium	30,058	19,840
Accounts payable	5,271	3,767
Bank overdraft	26,863	23,030
Reinsurance payable, net	73,479	37,946
Income taxes payable	10,894	8,282
Dividend payable to shareholders	3,939	—
Other accrued expenses	23,468	23,150
Long-term debt	23,162	23,162

Total liabilities	692,307	626,440

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares - 1,000
Issued shares - 108
Outstanding shares - 108
Minimum liquidation preference -$288
Common stock, $.01 par value	404	404
Authorized shares - 55,000
Issued shares - 40,407
Outstanding shares - 39,388
Treasury shares, at cost - 1,019	(3,109)	(3,109)
Additional paid-in capital	34,073	33,675
Retained earnings	118,773	108,819

Total stockholders’ equity	150,142	139,790

Total liabilities and stockholders’ equity	$842,449	$766,230

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	For the Three
	Months Ended March 31,
	2011	2010
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$173,175	$160,100
Ceded premiums written	(123,891)	(127,568)

Net premiums written	49,284	32,532
(Increase) decrease in net unearned premium	(1,280)	782

Premiums earned, net	48,004	33,314
Net investment income	257	193
Net realized gains on investments	3,652	1,287
Net unrealized gains on investments	2,588	—
Net foreign currency gains on investments	71	684
Commission revenue	4,180	4,802
Policy fees	4,173	3,936
Other revenue	1,408	1,004

Total premiums earned and other revenues	64,333	45,220

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	26,185	23,652
General and administrative expenses	15,072	10,189

Total operating costs and expenses	41,257	33,841

INCOME BEFORE INCOME TAXES	23,076	11,379

Income taxes, current	8,737	3,484
Income taxes, deferred	441	951

Income taxes, net	9,178	4,435

NET INCOME	$13,898	$6,944

Basic net income per common share	$0.35	$0.18

Weighted average of common shares outstanding — Basic	39,388	38,889

Fully diluted net income per share	$0.34	$0.17

Weighted average of common shares outstanding — Diluted	40,509	40,434

Cash dividend declared per common share	$0.10	$0.12

	For the Three
	Months Ended March 31,
	2011	2010
Comprehensive Income:
Net income	$13,898	$6,944
Change in net unrealized losses on investments, net of tax	—	(1,758)

Comprehensive Income	$13,898	$5,186

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$13,898	$6,944
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	164	202
Depreciation	182	147
Amortization of cost of stock options	254	478
Amortization of restricted stock grants	144	224
Net realized gains on investments	(3,652)	(1,287)
Net unrealized gains on investments	(2,588)	—
Net foreign currency gains on investments	(71)	(684)
Amortization of premium / accretion of discount, net	157	107
Deferred income taxes	442	951
Other	838	(15)
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(7,309)	(20,728)
Reinsurance recoverables	426	26,781
Premiums receivable, net	43	(1,548)
Other receivables	(228)	865
Income taxes recoverable	—	(697)
Deferred policy acquisition costs, net	(694)	(2,972)
Proceeds from sales of debt securities, trading	73,240	—
Purchases of equity securities, trading	(48,350)	—
Proceeds from sales of equity securities, trading	46,342	—
Other assets	(1,234)	119
Unpaid losses and loss adjustment expenses	(679)	4,539
Unearned premiums	8,588	19,946
Accounts payable	1,504	801
Reinsurance payable	35,533	16,104
Income taxes payable	2,612	121
Other accrued expenses	319	(1,471)
Advance premium	10,218	6,279

Net cash provided by operating activities	130,099	55,206

Cash flows from investing activities:
Purchases of fixed maturities	—	(50,427)
Proceeds from sales of fixed maturities	—	25,322
Purchases of equity securities, available for sale	—	(35,880)
Proceeds from sales of equity securities, available for sale	—	36,447
Capital expenditures and building improvements	(399)	(146)

Net cash used in investing activities	(399)	(24,684)

Cash flows from financing activities:
Bank overdraft	3,833	5,163
Preferred stock dividend	(5)	(5)
Issuance of common stock	—	7
Treasury shares on option exercise	—	(3,724)
Tax benefit on exercise of stock options	—	4,021
Repayments of loans payable	—	(367)

Net cash provided by financing activities	3,828	5,095

Net increase in cash and cash equivalents	133,528	35,617
Cash and cash equivalents at beginning of period	147,585	192,924

Cash and cash equivalents at end of period	$281,113	$228,541

Supplemental cash flow disclosure
Interest	$—	$234
Income taxes	$6,050	$4,699
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Operations and Basis of Presentation
Nature of Operations
Universal Insurance Holdings, Inc. (the “Company”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”), the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. The Company’s primary product is homeowners’ insurance currently offered in four states, including Florida, which represented 98% of policies-in-force as of March 31, 2011 and December 31, 2010. As for the geographic distribution of business within Florida as of March 31, 2011 and December 31, 2010, 32% of the policies-in-force are in Miami-Dade, Broward and Palm Beach counties. Risk from catastrophic losses is managed through the use of reinsurance agreements.
The Company generates revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.
Basis of Presentation
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 31, 2011. The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
The Financial Statements include the accounts of Universal Insurance Holdings, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
To conform to the current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.
Management must make estimates and assumptions that affect amounts reported in the Company’s Financial Statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

2. Significant Accounting Policies
The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2010. The following are new or revised disclosures or disclosures required on a quarterly basis.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk, consisting principally of cash and cash equivalents, debt securities, premiums receivable and reinsurance recoverables.
Concentrations of credit risk with respect to cash on deposit are limited by the Company’s policy of investing excess cash with custodial institutions who invest primarily in money market accounts backed by the United States Government and United States Government agency securities with major national banks. These accounts are held by the Institutional Trust & Custody division of U.S. Bank, the Trust Department of SunTrust Bank and Bank of New York Trust Fund.
The Company maintains depository relationships with SunTrust Bank and Wachovia Bank, a division of Wells Fargo Bank N.A. It is the Company’s policy not to have a balance of more than $250 thousand for any of its affiliates at either institution on any given day to minimize exposure to a bank failure. Cash balances in excess of $250 thousand are transferred daily into custodial accounts with SunTrust Bank where cash is immediately invested into shares of Federated Treasury Obligations Money Market Funds.
Cash and cash equivalents consisted of checking, repurchase and money market accounts with carrying values as of March 31, 2011 and December 31, 2010, as follows (in thousands):

	As of March 31, 2011
Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C	$—	$41,453	$41,453	14.7%
SunTrust Bank	1,689	—	1,689	0.6%
SunTrust Bank Institutional Asset Services	—	214,671	214,671	76.4%
Wachovia Bank a division of Wells Fargo Bank N.A.	1,228	—	1,228	0.4%
Bank of New York Trust Fund	—	21,631	21,631	7.7%
All Other Banking Institutions	438	3	441	0.2%

	$3,355	$277,758	$281,113	100.0%

	As of December 31, 2010
Institution	Cash	Money Market Funds	Total	%

U. S. Bank IT&C	$—	$41,454	$41,454	28.1%
SunTrust Bank	1,241	—	1,241	0.8%
SunTrust Bank Institutional Asset Services	—	92,324	92,324	62.6%
Wachovia Bank a division of Wells Fargo Bank N.A.	780	—	780	0.5%
Bank of New York Trust Fund	—	11,340	11,340	7.7%
All Other Banking Institutions	443	3	446	0.3%

	$2,464	$145,121	$147,585	100.0%

All debt securities owned by the Company as of March 31, 2011 and December 31, 2010 are direct obligations of the United States Treasury.

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
In order to reduce credit risk for amounts due from reinsurers, UPCIC seeks to do business with financially sound reinsurance companies and regularly evaluate the financial strength of all reinsurers used. Everest Reinsurance Company, the reinsurer to which UPCIC cedes the largest volume of premium, has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. As of March 31, 2011 and December 31, 2010, UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus (in thousands):

	As of March 31,	As of December 31,
Reinsurer	2011	2010
Everest Reinsurance Company	$224,822	$227,942
Florida Hurricane Catastrophe Fund	14,339	32,849

Total	$239,161	$260,791

Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB “) issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the new guidance as of March 31, 2010 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only; and therefore, the adoption had no impact on the Company’s results of operations or financial position.
3. Investments
As of March 31, 2011 and December 31, 2010, the Company’s investments consisted primarily of cash and cash equivalents of $281.1 million and $147.6 million, respectively, and investment securities with carrying values of $139.1 million and $224.5 million, respectively. The Company has made an assessment of its invested assets for fair value measurement as further described in Note 11 — Fair Value Measurements.
The Company is required by various state laws and regulations to keep certain cash and cash equivalents or securities on deposit in depository accounts with the states in which it does business. As of March 31, 2011 and December 31, 2010, amounts having a fair value of $6.1 million and $6.0 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit.
Major sources of net investment income, comprised primarily of interest and dividends, are summarized as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Cash and cash equivalents	$14	$18
Debt securities	401	300
Equity securities	26	10

Total investment income	441	328
Less investment expenses	(184)	(135)

Net investment income	$257	$193

The following table shows the realized gains and losses for investment securities during the three month periods ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010
	Realized Gains	Proceeds (Fair	Realized Gains	Proceeds (Fair
	(Losses)	Value at Sale)	(Losses)	Value at Sale)
Debt Securities	$123	$8,240	$61	$5,962
Equity securities	14,048	61,086	4,110	36,486

Total	14,171	69,326	4,171	42,448

Debt Securities	(4,263)	65,000	(200)	19,360
Equity securities	(5,863)	5,756	(2,632)	5,849

Total	(10,126)	70,756	(2,832)	25,209

Net	$4,045	$140,082	$1,339	$67,657

The following tables summarize, by type, the Company’s investment securities as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Fair Value	Percent of Total	Fair Value	Percent of Total
Debt Securities:
US government agency obligations	$58,098	41.8%	$130,116	57.9%
Equity Securities:
Common stock
Metals and mining	26,975	19.4%	25,752	11.5%
Other	194	0.1%	362	0.2%
Exchange-traded and mutual funds
Metals and mining	34,985	25.1%	42,209	18.8%
Agriculture	13,248	9.5%	14,877	6.6%
Energy	3,995	2.9%	5,559	2.5%
Indices	1,464	1.1%	4,613	2.0%
Other	125	0.1%	1,044	0.5%

Total equity securities	80,986	58.2%	94,416	42.1%

Total investment securities	$139,084	100.0%	$224,532	100.0%

All investment securities as of March 31, 2011 and December 31, 2010 were held by the Company for trading, with cost/amortized cost of $134.7 million and $222.5 million, respectively.
During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010.
The Company recorded $2.6 million of unrealized gains on trading securities in earnings during the three-month period ended March 31, 2011.
4. Reinsurance
UPCIC seeks to protect against the risk of catastrophic loss by obtaining reinsurance coverage as of the beginning of the hurricane season on June 1 of each year. UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements.
UPCIC’s in-force policyholder coverage for windstorm exposures as of March 31, 2011 was approximately $124 billion. In the normal course of business, UPCIC also seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.
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

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated Statements of Income (in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
			Loss and Loss			Loss and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$173,175	$164,587	$53,131	$160,100	$140,153	$46,680
Ceded	(123,891)	(116,583)	(26,946)	(127,568)	(106,839)	(23,028)

Net	$49,284	$48,004	$26,185	$32,532	$33,314	$23,652

Prepaid reinsurance premiums and reinsurance recoverables as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	As of March 31,	As of December 31,
	2011	2010
Prepaid reinsurance premiums	$228,395	$221,086

Reinsurance recoverable on unpaid losses and LAE	$78,611	$79,114
Reinsurance recoverable on paid losses	515	438

Reinsurance recoverables	$79,126	$79,552

The Company has determined that a right of offset exists between UPCIC and its reinsurers. Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as of March 31, 2011 and December 31, 2010 as follows (in thousands):

	As of March 31,	As of December 31,
	2011	2010
Reinsurance payable, net of ceding commissions due from reinsurers	$105,711	$75,553
Inuring premiums receivable	(32,232)	(37,607)

Reinsurance payable, net	$73,479	$37,946

5. Stock-Based Compensation and Stockholders’ Equity
Stock Options
The Company recognized total compensation expense related to stock options of $254 thousand and $478 thousand during the three months ended March 31, 2011 and 2010, respectively. Deferred tax benefits related to these amounts during the three months ended March 31, 2011 and 2010 were $98 thousand and $184 thousand, respectively. Total unrecognized compensation expense related to unvested stock options was $308 thousand at March 31, 2011, which will be recognized over a weighted-average period of approximately 0.6 years.
Restricted Stock Grants
The following table provides certain information related to restricted stock awards during the three months ended March 31, 2011(in thousands, except per share data):

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested shares outstanding as of December 31, 2010	300	$5.84
Vested	(99)	$5.84
Nonvested shares outstanding as of March 31, 2011	201	$5.84

The Company recognized total compensation expense related to restricted stock of $144 thousand and $178 thousand, during the three months ended March 31, 2011 and 2010, respectively. Total unrecognized compensation expense related to restricted stock was $1.1 million at March 31, 2011, which will be recognized over a weighted-average period of approximately 1.9 years.
Dividends
On January 6, 2011, UIH declared a dividend of $0.10 per share on its outstanding Common Stock to be paid on April 7, 2011 to the shareholders of record of UIH at the close of business on March 11, 2011.
6. Related Party Transactions
Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida, performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During the three-month periods ended March 31, 2011 and 2010, the Company expensed claims adjusting fees of $260 thousand and $120 thousand, respectively, to Downes and Associates.

7. Income Taxes
The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Statutory federal income tax rate	35.0%	35.0%
Increases resulting from:
Disallowed meals & entertainment	0.1%	0.4%
Disallowed compensation	0.6%	0.0%
State income tax, net of federal tax benefit (1)	3.6%	3.6%
Other, net	0.5%	0.0%
Effective tax rate	39.8%	39.0%

(1)	Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.
8. Earnings Per Share
Basic earnings per share (“EPS”) is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.
The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the three-month periods ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Income Available to			Income Available to
	Common Stockholders	Shares	Per-Share Amount	Common Stockholders	Shares	Per-Share Amount

Net income	$13,898			$6,944
Less: preferred stocks dividends	(5)			(5)

Income available to common stockholders	$13,893	39,388	$0.35	$6,939	38,889	$0.18

Effect of dilutive securities:
Stock options and warrants	—	962		—	1,384
Preferred stock	5	159		5	161

Income available to common stockholders and assumed conversion	$13,898	40,509	$0.34	$6,944	40,434	$0.17

9. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis for the three-month period ended March 31, 2010 are as follows (in thousands):

	Three Months
	Ended March 31, 2010
	Pretax	Tax	After-tax
Unrealized (losses) gains, on investments, net, arising during the periods	$(4,149)	$1,600	$(2,549)
Less: reclassification adjustments of realized gains on investments	1,287	(496)	791

Other comprehensive (loss) income	$(2,862)	$1,104	$(1,758)

There were no amounts of other comprehensive income for the three months ended March 31, 2011.
10. Commitments and Contingencies
Employment Agreements
The Company has employment agreements with certain employees which are in effect as of March 31, 2011. The agreements provide for minimum salaries, which may be subject to annual percentage increases, and non-equity incentive compensation for certain executives based on pre-tax or net income levels attained by the Company. The agreements also provide for payments contingent upon the occurrence of certain events. The following table provides the amount of commitments and contingent payments the Company is obligated in the form of salaries and non-equity incentive compensation under these agreements (in thousands):

	As of March 31, 2011
		Non-equity
		incentive
	Salaries	compensation

Commitments	$17,851	$14,476
Contingent payments upon certain events:
Termination	$6,550	$5,302
Change in control	$14,575	$9,354
Death	$9,174	$9,333
Disability	$5,361	$4,019
Operating Leases
The Company has leases for certain computer equipment, software and office space. The Company reported in its Annual Report on Form 10-K for the year ended December 31, 2010 a schedule of future minimum rental payments required under the non-cancelable operating leases.
Litigation
Certain lawsuits have been filed against the Company. In the opinion of management, none of these lawsuits is material and they are all adequately reserved for or covered by insurance or, if not so covered, are without merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company’s financial position or results of operations.
11. Fair Value Measurements
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAP describes three approaches to measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach. Each approach includes multiple valuation techniques. GAAP does not prescribe which valuation technique should be used when measuring fair value, but does establish a fair value hierarchy that prioritizes the inputs used in applying the various techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1inputs are given the highest priority in the hierarchy while Level 3 inputs are given the lowest priority. Assets and liabilities carried at fair value are classified in one of the following three categories based on the nature of the inputs to the valuation technique used:
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
U.S. government obligations and agencies: Comprise U.S. Treasury Notes. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.
Common stock: Comprise actively traded, exchange-listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.
Exchange traded and mutual funds: Comprise actively traded funds. Valuation is based on daily quoted net asset values for identical assets in active markets that the Company can access.
Level 2
U.S. government obligations and agencies: Comprise U.S. Treasury Inflation Index Bonds. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.
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
The following tables set forth by level within the fair value hierarchy the company’s assets that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment securities (trading):
Debt securities:
US government obligations and agencies	$178	$57,920	$—	$58,098
Equity securities:
Common stock:
Metals and mining	26,975	—	—	26,975
Other	194	—	—	194
Exchange-traded and mutual funds:
Metals and mining	34,985	—	—	34,985
Agriculture	13,248	—	—	13,248
Energy	3,995	—	—	3,995
Indices	1,464	—	—	1,464
Other	125	—	—	125

Total equity securities	80,986	—	—	80,986

Exchange-traded derivatives (other assets)	—	870	—	870

Total	$81,164	$58,790	$—	$139,954

	As of December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment securities (trading):
Debt securities:
US government obligations and agencies	$179	$129,937	$—	$130,116
Equity securities:
Common stock:
Metals and mining	25,752	—	—	25,752
Other	362	—	—	362
Exchange-traded and mutual funds:
Metals and mining	42,209	—	—	42,209
Agriculture	14,877	—	—	14,877
Energy	5,559	—	—	5,559
Indices	4,613	—	—	4,613
Other	1,044	—	—	1,044

Total equity securities	94,416	—	—	94,416

Exchange-traded derivatives (other assets)	—	182	—	182

Total	$94,595	$130,119	$—	$224,714

The company did not have any transfers between Level 1 and Level 2 for the three-month periods ended March 31, 2011 and 2010.
The following table summarizes the carrying value, net unrealized gains (losses) and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands).

	As of March 31, 2011
	Fair Value Measurements
		Net unrealized	Estimated Fair
	Carrying value	Gains/(Losses)	Value
Assets:
Cash and cash equivalents	$281,113	$—	$281,113

	$281,113	$—	$281,113

Liabilities:
Long-term debt	$23,162	$(5,061)	$18,101

	$23,162	$(5,061)	$18,101

	As of December 31, 2010
	Fair Value Measurements
		Net unrealized	Estimated Fair
	Carrying value	Gains/(Losses)	Value
Assets:
Cash and cash equivalents	$147,585	$—	$147,585

	$147,585	$—	$147,585

Liabilities:
Long-term debt	$23,162	$(4,063)	$19,099

	$23,162	$(4,063)	$19,099

The carrying value of cash and cash equivalents approximate fair value due to their liquid nature.
The carrying value of long term debt was determined from the expected cash flows discounted using the interest rate quoted by the issuer of the note, the State Board of Administration of Florida (“SBA”) which is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.
12. Subsequent Events
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. (“UIH”) and its subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1“Financial Statements.” Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.
Forward-Looking Statements
In addition to historical information, the following discussion may contain “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. The words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “project,” “plan” and similar expressions and variations thereof, speak only as of the date the statement was made and are intended to identify forward-looking statements. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those in the following discussion and those described in forward-looking statements as a result of the risks set forth in the section below entitled “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a Delaware corporation originally incorporated as Universal Heights, Inc., in November 1990. We changed our name to Universal Insurance Holdings, Inc., on January 12, 2001. We are a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”), we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners’ insurance currently offered in four states, including the State of Florida, which represented 98% of the 593 thousand policies-in-force as of March 31, 2011 and 98% of the 584 thousand policies-in-force as of December 31, 2010. As for the geographic distribution of business within Florida as of March 31, 2011 and December 31, 2010, 32% of the policies-in-force are in Miami-Dade, Broward and Palm Beach Counties. Risk from catastrophic losses is managed through the use of reinsurance agreements.
We generate revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.
Recent Developments
UPCIC filed a premium rate change for homeowners’ insurance programs with the Florida Office of Insurance Regulators (“OIR”) on November 5, 2010. The rate increase, which will result in an average premium increase of approximately 14.9 percent statewide, was approved by the OIR on February 3, 2011. The effective dates for the rate increase are February 7, 2011 for new business and March 28, 2011 for renewal business. We expect the approved premium rate increases to have a favorable effect on premiums written and earned in future months as new and renewal policies are written at the higher rates.
On January 6, 2011, UIH declared a dividend of $0.10 per share on its outstanding Common Stock to be paid on April 7, 2011 to the shareholders of record of UIH at the close of business on March 11, 2011.

Results of Operations — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
The following table summarizes changes in each component of our Statement of Income for the three months ended March 31, 2011 compared to the same period in 2010 (in thousands):

	Three Months Ended March 31,		Change
	2011	2010	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$173,175	$160,100	$13,075	8.2%
Ceded premiums written	(123,891)	(127,568)	3,677	-2.9%

Net premiums written	49,284	32,532	16,752	51.5%
(Increase) decrease in net unearned premium	(1,280)	782	(2,062)	NM

Premiums earned, net	48,004	33,314	14,690	44.1%
Net investment income	257	193	64	33.2%
Net realized gains on investments	3,652	1,287	2,365	183.8%
Net unrealized gains on investments	2,588	—	2,588	NM
Net foreign currency gains (losses) on investments	71	684	(613)	-89.6%
Commission revenue	4,180	4,802	(622)	-13.0%
Policy fees	4,173	3,936	237	6.0%
Other revenue	1,408	1,004	404	40.2%

Total premiums earned and other revenues	64,333	45,220	19,113	42.3%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	26,185	23,652	2,533	10.7%
General and administrative expenses	15,072	10,189	4,883	47.9%

Total operating costs and expenses	41,257	33,841	7,416	21.9%

INCOME BEFORE INCOME TAXES	23,076	11,379	11,697	102.8%
Income taxes, current	8,737	3,484	5,253	150.8%
Income taxes, deferred	441	951	(510)	-53.6%

Income taxes, net	9,178	4,435	4,743	106.9%

NET INCOME	$13,898	$6,944	$6,954	100.1%

The increase in direct premiums written of $13.1 million, or 8.2%, was due to an increase in the number of policies written from further expansion and strengthening of our agent network and rate increases which became effective in February 2011 as well as those that became effective in the latter part of 2009, which have had a favorable impact on renewal policies. The benefit from these factors was partially offset by an increase in the number of policies-in-force eligible for wind mitigation credits.

The following table reflects the effect of wind mitigation credits received by UPCIC policyholders (in thousands):

		Reduction of in-force premium (only policies including wind coverage)
	Percentage of UPCIC
	policyholders			Percentage reduction
Date	receiving credits	Total credits	In-force premium	of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
The increase in net premiums written of $16.8 million, or 51.5%, was due to an increase in direct premiums written as described above and a decrease in the amount of ceded premiums written of $3.7 million. The decrease in the amount of ceded premiums written was the result of a decrease in the amount of ceded premiums written for catastrophe reinsurance offset by an increase in the amount of ceded premiums written for quota share reinsurance.
Net unearned premiums increased by $1.3 million during the three months ended March 31, 2011 compared to a decrease of $782 thousand in the same period during 2010. These changes had the effect of a reduction of earned premiums of $2.0 million when comparing the two periods.
Premiums earned, net increased by $14.7 million, or 44.1%, due to the increase in net premiums and the effect from the changes in unearned premium both of which are described above.
The increase in net realized gains on investments of $2.4 million reflects favorable market conditions and an increase in the number of securities sold compared to the same period in the prior year.
During 2010, management evaluated the trading activity of the investment portfolio, the investing strategy, and the overall investment program. As a result of this evaluation, we reclassified the available-for-sale portfolio as a trading portfolio effective July 1, 2010. Since July 1, 2010, changes in the market value of our trading portfolio are recorded directly to revenues as unrealized gains or losses on investments. In previous periods, the changes in unrealized gains and losses on the available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income. Net unrealized gains on investments of $2.6 million recorded during the three months ended March 31, 2011 reflect the net increase in value of investment securities held in our trading portfolio as of March 31, 2011.
Commission revenue is comprised principally of reinsurance commission sharing agreements. The decrease in commission revenue of $622 thousand or 13% is due to a decrease in the percentage of ceded premiums to written premiums and a change in the rates charged under the new sharing agreements.
Policy fee income increased by $237 thousand, or 6.0% in connection with the increase in the number of policies written.

The increase in other revenues of $404 thousand is primarily due to a higher volume of fees earned on payment plans offered to policyholders by UPCIC.
The increase in net losses and LAE of $2.5 million, or 10.7%, was primarily due to the growth in policy count on a year-over-year basis.
The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 54.5% and 71.0% during the three-month periods ended March 31, 2011 and 2010, respectively, and were comprised of the following components (in thousands):

	Three months ended March 31, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$53,131	$26,946	$26,185
Premiums earned	$164,587	$116,583	$48,004
Loss & LAE ratios	32.3%	23.1%	54.5%

	Three months ended March 31, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$46,680	$23,028	$23,652
Premiums earned	$140,153	$106,839	$33,314
Loss & LAE ratios	33.3%	21.6%	71.0%
The ceded loss and LAE ratio for the three-month period ended March 31, 2011 was 23.1% compared to 21.6% for the same period in the prior year. The ceded loss and LAE ratio was influenced by lower total reinsurance costs in the 2011 period compared to the 2010 period.
General and administrative expenses increased primarily in response to an increase in commissions paid on direct written premium and the associated premium taxes thereon. Commissions and premium taxes are directly related to the volume of direct written premium. As noted previously, direct written premium has increased in response to an increase in the number of policies-in-force and the increase in in-force premium per policy. Increased expenses were partially offset by an increase in ceding commissions.
Commissions and other costs of acquiring insurance that vary with, and are primarily related to the production of new and renewal business, are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. During the three months ended March 31, 2011, the deferral of policy acquisitions costs was less than the comparable amount during the 2010 period by approximately $2.3 million thereby increasing general and administrative expenses in the 2011 period by an equal amount.
Income taxes, net increased by $4.7 million, or 106.9%, as a result of an increase in pre-tax income.
The increase in net income of $7.0 million, or 100.1%, is primarily attributable to the increase in the number of policies-in-force during the three-month period ended March 31, 2011 compared to the same period in 2010, improvement in loss experience, and realized and unrealized gains on our trading portfolio.

Analysis of Financial Condition — As of March 31, 2011 Compared to December 31, 2010
We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months.
Our policy is to invest amounts considered to be in excess of current working capital requirements. We reduced our aggregate investment securities to $139.1 million as of March 31, 2011 from $224.5 million as of December 31, 2010 in response to market conditions. We have a receivable of $38.1 million at March 31, 2011 for securities sold that have not yet settled compared to $17.6 million at December 31, 2010.
The following table summarizes, by type, the carrying values of investments (in thousands):

	As of March 31,	As of December 31,
Type of Investment	2011	2010
Cash and cash equivalents	$281,113	$147,585
Debt securities	58,098	130,116
Equity securities	80,986	94,416

Total Investments	$420,197	$372,117

The liability for Reinsurance Payable increased $35.6 million to $73.5 million during the three months ended March 31, 2011 from $37.9 million as of December 31, 2010, primarily due to the timing of settlements with reinsurers.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations.
The balance of cash and cash equivalents as of March 31, 2011 was $281.1 million compared to $147.6 million at December 31, 2010. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements. The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.
UIH’s liquidity requirements primarily include the payment of dividends to shareholders and interest and principal on debt obligations. The declaration and payment of future dividends to shareholders will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.
Our insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies sold. Historically, cash receipts from operations, consisting of insurance premiums, commissions, policy fees and investment income, have provided more than sufficient funds to pay loss claims and operating expenses. We maintain substantial investments in highly liquid, marketable securities. Liquidity can also be generated by funds received upon the sale of marketable securities in our investment portfolio.

Effective July 1, 2010, we elected to classify our securities investment portfolio as trading. Accordingly, purchases and sales of investment securities are included in cash flows from operations beginning July 1, 2010. We generated $130.1 million in cash from operations during the year three months ended March 31, 2011 compared to $55.2 million of cash generated by operating activities for the three months ended March 31, 2010. The generation of cash during the three months ended March 31, 2011 reflects proceeds from sales of investments securities, net of purchases of $71.2 million.
UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on UPCIC’s and our business, financial condition, results of operations and liquidity (see Note 3 to our Consolidated Financial Statements in Part II, Item 8 of Form 10-K for the Year Ended December 31, 2010 for a discussion of reinsurance programs).
Funds generated from operations have generally been sufficient to meet liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements. There can be no assurances, however, that such will be the case.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2011, we had total capital of $173.3 million comprised of stockholders’ equity of $150.1 million and total debt of $23.2 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 13.7% and 15.5%, respectively, at March 31, 2011.
At March 31, 2011, UPCIC was in compliance with all covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements.
Cash Dividends
On January 6, 2011, we declared a dividend of $0.10 per share on our outstanding Common Stock to be paid on April 7, 2011 to the shareholders of record at the close of business on March 11, 2011.
Contractual Obligations
There have been no material changes during the period covered by this Report on Form 10-Q, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Critical Accounting Policies and Estimates
There have been no material changes during the period covered by this Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition” included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Related Parties
See Note 7 “Related Parties” in our Notes to Condensed Consolidated Financial Statements for information about related parties.

Cautionary Note Regarding Forward- Looking Statements
We operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. Certain statements made in this report that reflect management’s expectations regarding future events are forward looking in nature and, accordingly are subject to risks and uncertainties. These forward-looking statements are only current expectations about future events. Actual results could differ materially from those set forth in or implied by any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports. The following is a summary of uncertainties which were disclosed in greater detail in “Factors Affecting Operating Results and Market Price of Stock” in our Annual Report on Form 10-K for the year ended December 31, 2010.
•	The industry in which we operate subjects us to significant fluctuations in operating results caused by competition, catastrophe losses, general economic conditions including interest rate changes, legislative initiatives, the regulatory environment, the frequency of litigation, the size of judgments, severe weather conditions, climate changes or cycles, the role of federal or state government in the insurance market, judicial or other authoritative interpretations of laws and policies, and the availability and cost of reinsurance.

•	Our ability to manage our exposure to catastrophic losses.

•	Risks related to our dependence upon third party developers of models to estimate hurricane losses and the reasonableness of assumptions or scenarios incorporated into the models which may be provided by third parties or management.

•	Risks related to our dependence upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. We also rely on reinsurers to limit the amount of risk retained under our policies and to increase our ability to write additional risks.

•	Our ability to obtain reinsurance to the same extent and at the same cost as currently in place and minimize the loss of potential profits by ceding premiums to reinsurers.

•	Credit risk, including certain concentrations with respect to our reinsurers, in light of our primary liability for the full amount of the risk underlying the reinsurance agreements.

•	Risks related to the ability of the Florida Hurricane Catastrophe Fund (FHCF) to provide reimbursements at levels requested and relied upon by us or as timely as required by our claims payments to policyholders. In addition, the cost of our reinsurance program may increase should we deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity.

•	Risks that laws, contracts or requirements relating to the FHCF may not be interpreted in a manner consistent with UPCIC’s understandings or will change in the future.

•	Our ability to estimate and maintain adequate liabilities to pay claims for losses and loss adjustment expenses.

•	Adverse regulation or legislation.

•	Our ability to implement sufficient and timely rate adjustments to provide aggregate premiums commensurate with expected losses.

•	Risks related to our dependence upon the efforts of key individuals.

•	Our ability to compete in a highly competitive industry.

•	Our ability to maintain our financial stability rating provided by Demotech, Inc.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. Our primary market risk exposures are related to our investment portfolio and include interest rates, equity prices and commodity prices, and to a lesser extent, our debt obligations. Investments in debt and equity securities held in trading are carried on the balance sheet at fair value. Our investment portfolio as of March 31, 2011 was comprised of approximately 42% debt securities and 58% equity securities, all of which were held for trading. Our investment portfolio as of December 31, 2010 was comprised approximately of 57% fixed income securities and 43% equity securities, all of which were held for trading. As previously described in “Liquidity and Capital Resources,” the surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.
Our investment objective is to maximize total rate of return after federal income taxes while maintaining liquidity and minimizing risk. Our investment portfolio is managed by an investment committee consisting of all current directors in accordance with guidelines established by the Florida OIR. The committee reviews the management’s investment policies on a regular basis. The current investment policy limits investment in non-investment grade fixed maturity securities (including high-yield bonds), and limits total investments in preferred stock and common stock. We comply with applicable laws and regulations, which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

Interest Rate Risk
Interest rate risk is the sensitivity of a fixed-rate instrument to changes in interest rates. When interest rates rise, the fair value of our fixed-rate instruments decline.
The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments held in trading at March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
							Total
	2011	2012	2013	2014	2015	Thereafter	Amortized Cost	Fair Value
US government and agency obligations	$—	$174	$—	$—	$—	60,255	$60,429	$58,098
average interest rate		2.6%				1.4%	4.0%	4.0%

	As of December 31, 2010
							Total
	2010	2011	2012	2013	2014	Thereafter	Amortized Cost	Fair Value
US government and agency obligations	$—	$—	$174	$—	$—	$137,792	$137,966	$130,116
average interest rate			2.6%			1.3%	3.9%	3.9%
United States government and agency securities are rated from AAA to Aaa by Moody’s Investors Service, Inc., and AAA by Standard and Poor’s Company.
Equity and Commodity Price Risk
Equity and commodity price risk is the potential for loss in fair value of investments in common stock, exchange-traded funds (ETF), and mutual funds from adverse changes in the prices of those instruments.

The following table provides information about the composition of equity and commodity securities held in the Company’s investment portfolio outstanding at March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Fair Value	Percent of Total	Fair Value	Percent of Total
Common stock:
Metals and mining	$26,975	33.3%	$25,752	27.3%
Other	194	0.2%	362	0.4%
Exchange-traded and mutual funds:
Metals and mining	34,985	43.2%	42,209	44.7%
Agriculture	13,248	16.4%	14,877	15.7%
Energy	3,995	4.9%	5,559	5.9%
Indices	1,464	1.8%	4,613	4.9%
Other	125	0.2%	1,044	1.1%

Total	$80,986	100.0%	$94,416	100.0%

A hypothetical decrease of 10% in the market prices of each of the equity and commodity securities held at March 31, 2011 and December 31, 2010, would have resulted in a decrease of $8.1 million and $9.4 million, respectively, in the fair value of the equity securities portfolio.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in certain lawsuits. In the opinion of management, none of these lawsuits: (1) involve claims for damages exceeding 10% of the Company’s cash and invested assets, (2) involve matters that are not routine litigation incidental to the claims aspect of its business, (3) involve bankruptcy, receivership or similar proceedings, (4) involve material Federal, state, or local environmental laws; (5) potentially involve more than $100 thousand in sanctions and a governmental authority is a party, or (6) are material proceedings to which any director, officer, affiliate of the Company, beneficial owner of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.
Item 1A. Risk Factors
There have been no material changes during the period covered by this Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Registrant’s Restated Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (2)

3.3	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (2)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)

3.6	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (2)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 (4)

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 (4)

3.9	Amended and Restated Bylaws (5)

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Schedule of Investments

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended April 30, 1997

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for period ended June 30, 2007

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2007

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.
Date: May 6, 2011	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

/s/ George R. De Heer
George R. De Heer, Chief Financial Officer
(Principal Accounting Officer)