Form 10-Q
period 2011-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2011-08-05
CIK 891166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33251
UNIVERSAL INSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0231984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1110 W. Commercial Blvd., Fort Lauderdale, Florida 33309
(Address of principal executive offices)
(954) 958-1200
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,989,206 shares of common stock, par value $0.01 per share, outstanding on August 1, 2011.

UNIVERSAL INSURANCE HOLDINGS, INC.

Page
No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	4

Consolidated Statements of Income for the three and six-month periods ended June 30, 2011 and 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosure about Market Risk	40

Item 4. Controls and Procedures	42

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 6. Exhibits	43

Signatures	45
EX-31.1
EX-31.2
EX-32
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of
Universal Insurance Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida
We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of June 30, 2011 and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2011 and 2010 and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
/s/ Blackman Kallick, LLP

Chicago, Illinois
August 5, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$356,739	$147,585
Investment securities, at fair value	95,945	224,532
Prepaid reinsurance premiums	253,582	221,086
Reinsurance recoverables	77,203	79,552
Premiums receivable, net	52,020	43,622
Receivable from securities	20,505	17,556
Other receivables	3,562	2,864
Property and equipment, net	6,087	5,407
Deferred policy acquisition costs, net	12,026	9,446
Deferred income taxes	17,057	13,448
Other assets	2,011	1,132

Total assets	$896,737	$766,230

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Unpaid losses and loss adjustment expenses	$155,375	$158,929
Unearned premiums	380,268	328,334
Advance premium	25,830	19,840
Accounts payable	5,692	3,767
Bank overdraft	22,597	23,030
Payable for securities	336	—
Reinsurance payable, net	92,504	37,946
Income taxes payable	13,480	8,282
Other accrued expenses	20,022	23,150
Long-term debt	22,427	23,162

Total liabilities	738,531	626,440

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares - 1,000
Issued shares - 108
Outstanding shares - 108
Minimum liquidation preference, $2.66 per share
Common stock, $.01 par value	410	404
Authorized shares - 55,000
Issued shares - 41,007 and 40,407
Outstanding shares - 39,989 and 39,388
Treasury shares, at cost - 1,018 and 1,019	(3,102)	(3,109)
Additional paid-in capital	34,580	33,675
Retained earnings	126,317	108,819

Total stockholders’ equity	158,206	139,790

Total liabilities and stockholders’ equity	$896,737	$766,230

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2011	2010	2011	2010
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	213,479	208,020	386,654	368,119
Ceded premiums written	(145,798)	(121,304)	(269,689)	(248,872)

Net premiums written	67,681	86,716	116,965	119,247
(Increase) decrease in net unearned premium	(18,157)	(45,356)	(19,437)	(44,573)

Premiums earned, net	49,524	41,360	97,528	74,674
Net investment (loss) income	(21)	118	236	311
Net realized gains on investments	2,960	4,457	6,612	8,152
Net unrealized losses on investments	(9,640)	—	(7,052)	—
Net foreign currency gains on investments	—	125	71	809
Other-than-temporary impairment of investments	—	—	—	(2,408)
Commission revenue	4,941	4,244	9,121	9,046
Policy fees	4,402	4,540	8,575	8,476
Other revenue	1,506	1,016	2,914	2,020

Total premiums earned and other revenues	53,672	55,860	118,005	101,080

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	25,852	24,835	52,037	48,487
General and administrative expenses	14,699	13,389	29,771	23,578

Total operating costs and expenses	40,551	38,224	81,808	72,065

INCOME BEFORE INCOME TAXES	13,121	17,636	36,197	29,015

Income taxes, current	9,622	8,172	18,359	11,656
Income taxes, deferred	(4,050)	(1,303)	(3,609)	(352)

Income taxes, net	5,572	6,869	14,750	11,304

NET INCOME	$7,549	$10,767	$21,447	$17,711

Basic net income per common share	$0.19	$0.27	$0.55	$0.45

Weighted average of common shares outstanding — Basic	39,187	39,167	39,187	39,029

Fully diluted net income per share	$0.19	$0.27	$0.53	$0.44

Weighted average of common shares outstanding — Diluted	40,645	40,446	40,657	40,441

Cash dividend declared per common share	$—	$0.10	$0.10	$0.22

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2011	2010	2011	2010
Comprehensive Income:
Net income	$7,549	$10,767	$21,447	$17,711
Change in net unrealized gains (losses) on investments, net of tax	—	791	—	(967)

Comprehensive Income	$7,549	$11,558	$21,447	$16,744

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income	$21,447	$17,711
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	394	630
Depreciation	299	298
Amortization of cost of stock options	456	1,453
Amortization of non-vested shares	463	456
Net realized gains on investments	(6,612)	(8,152)
Net unrealized losses on investments	7,052	—
Net foreign currency gains on investments	(71)	(842)
Other-than-temporary impairment of investments	—	2,408
Amortization of premium / accretion of discount, net	170	271
Deferred income taxes	(3,609)	9
Other	(21)	(15)
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(32,496)	(32,792)
Reinsurance recoverables	2,349	28,581
Premiums receivable, net	(8,790)	(12,618)
Accrued investment income	981	(80)
Other receivables	(1,682)	2,519
Income taxes recoverable	—	3,212
Deferred policy acquisition costs, net	(2,580)	(4,577)
Proceeds from sale of trading securities	454,266	—
Purchases of trading securities	(327,774)	—
Other assets	(1,936)	(426)
Unpaid losses and loss adjustment expenses	(3,554)	1,706
Unearned premiums	51,934	77,365
Accounts payable	1,925	1,650
Reinsurance payable	54,558	13,710
Income taxes payable	5,198	3,417
Other accrued expenses	(3,128)	(1,895)
Advance premium	5,990	2,980

Net cash provided by operating activities	215,229	96,979

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	63	15
Purchases of property, plant and equipment	(1,021)	(1,296)
Purchases of fixed maturities, available for sale	—	(129,141)
Proceeds from sales of fixed maturities, available for sale	—	116,238
Purchases of equity securities, available for sale	—	(80,730)
Proceeds from sales of equity securities, available for sale	—	70,681

Net cash used in investing activities	(958)	(24,233)

Cash flows from financing activities:
Bank overdraft	(433)	2,276
Preferred stock dividend	(10)	(10)
Common stock dividend	(3,939)	(4,700)
Issuance of common stock	—	7
Purchase of treasury shares	—	(3,724)
Excess tax benefits from stock-based compensation	—	3,660
Repayment of debt	(735)	(735)

Net cash used in financing activities	(5,117)	(3,226)

Net increase in cash and cash equivalents	209,154	69,520
Cash and cash equivalents at beginning of period	147,585	192,924

Cash and cash equivalents at end of period	$356,739	$262,444

Supplemental cash flow disclosure
Interest	$564	$504
Income taxes	$13,083	$466
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Operations and Basis of Presentation
Nature of Operations
Universal Insurance Holdings, Inc. (the “Company”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. The Company changed its name to Universal Insurance Holdings, Inc. on January 12, 2001. The Company is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”), the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in four states, including Florida, where a majority of the Company’s policies are in force. See Note 5, Insurance Operations, for more information regarding the Company’s insurance operations.
The Company generates revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.
Basis of Presentation
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 31, 2011. The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
The Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
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

Cash and cash equivalents consist of checking, repurchase, and money market accounts with carrying values as follows (in thousands):

	As of June 30, 2011
		Money Market
Institution	Cash	Funds	Total	%

U. S. Bank IT&C	$—	$41,455	$41,455	11.6%
Evergreen Investment Management Company, L.L.C.	—	3	3	0.0%
SunTrust Bank	2,726	—	2,726	0.8%
SunTrust Bank Institutional Asset Services	—	279,977	279,977	78.4%
Wells Fargo Bank N.A.	920	—	920	0.3%
Bank of New York Trust Fund (1)	—	31,029	31,029	8.7%
All Other Banking Institutions	629	—	629	0.2%

	$4,275	$352,464	$356,739	100.0%

	As of December 31, 2010
		Money Market
Institution	Cash	Funds	Total	%

U. S. Bank IT&C	$—	$41,454	$41,454	28.1%
Evergreen Investment Management Company, L.L.C.	—	3	3	0.0%
SunTrust Bank	1,241	—	1,241	0.8%
SunTrust Bank Institutional Asset Services	—	92,324	92,324	62.6%
Wells Fargo Bank N.A.	780	—	780	0.5%
Bank of New York Trust Fund (1)	—	11,340	11,340	7.7%
All Other Banking Institutions	443	—	443	0.3%

	$2,464	$145,121	$147,585	100.0%

(1)	Amounts held in trust include collateral contributed by the Company in connection with reinsurance contracts entered into between a segregated account owned and maintained by the Company and UPCIC. See Note 4 — Reinsurance for information about this arrangement.
All debt securities owned by the Company as of June 30, 2011 and December 31, 2010 are direct obligations of the United States Treasury.
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

	As of June 30,	As of December 31,
Reinsurer	2011	2010
Everest Reinsurance Company	$255,514	$227,942
Florida Hurricane Catastrophe Fund	—	32,849

Total	$255,514	$260,791

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
3. Investments
The following table summarizes, by type, the carrying values of investments (in thousands):

	As of June 30,	As of December 31,
Type of Investment	2011	2010
Cash and cash equivalents	$356,739	$147,585
Debt securities	3,595	130,116
Equity securities	92,350	94,416
Non-hedge derivatives	739	182

Total Investments	$453,423	$372,299

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 13 — Fair Value Measurements.
The Company is required by various state laws and regulations to keep certain cash and cash equivalents or securities on deposit in depository accounts with the states in which it does business. As of June 30, 2011 and December 31, 2010, amounts having a fair value of $6.2 million and $6.0 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit.

Major sources of net investment income, comprised primarily of interest and dividends, are summarized as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Cash and cash equivalents	$35	$33	$50	$51
Debt securities	67	246	468	546
Equity securities	34	10	60	20

Total investment income	136	289	578	617
Less investment expenses	(157)	(171)	(342)	(306)

Net investment income	$(21)	$118	$236	$311

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010.
Realized gains and losses for investment securities, net of other than temporary losses of $2.4 million recorded during the six months ended June 30, 2010, and non-hedge derivatives are summarized as follows (in thousands):

	For the Three Months Ended		For the Three Months Ended
	June 30, 2011		June 30, 2010
	Realized Gains	Proceeds (Fair	Realized Gains	Proceeds (Fair
	(Losses)	Value at Sale)	(Losses)	Value at Sale)
Debt securities	$2,652	$201,787	$1,835	$85,102
Equity securities	6,205	44,110	3,084	32,641
Non-hedge derivatives	379	228	—	—

Total	9,236	246,125	4,919	117,743

Debt securities	(2,129)	48,738	(84)	5,813
Equity securities	(3,523)	22,498	(378)	4,115
Non-hedge derivatives	(624)	—	—	—

Total	(6,276)	71,236	(462)	9,928

Net	$2,960	$317,361	$4,457	$127,671

	For the Six Months Ended		For the Six Months Ended
	As of June 30, 2011		As of June 30, 2010
	Realized Gains	Proceeds (Fair	Realized Gains	Proceeds (Fair
	(Losses)	Value at Sale)	(Losses)	Value at Sale)
Debt securities	$2,775	$210,027	$1,896	$91,064
Equity securities	20,253	105,195	7,194	69,127
Non-hedge derivatives	379	228	—	—

Total	23,407	315,450	9,090	160,191

Debt securities	(6,392)	113,738	(284)	25,173
Equity securities	(9,386)	28,254	(3,010)	9,964
Non-hedge derivatives	(1,017)	—	(52)	—

Total	(16,795)	141,992	(3,346)	35,137

Net	$6,612	$457,442	$5,744	$195,328

All investment securities as of June 30, 2011 and December 31, 2010 were held by the Company for trading, with cost/amortized cost of $101.8 million and $222.5 million, respectively.

The following table summarizes the Company’s investment securities and non-hedge derivatives as of the periods presented (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Fair Value	Percent of Total	Fair Value	Percent of Total
Debt Securities:
US government agency obligations	$3,595	3.7%	$130,116	57.9%
Equity Securities:
Common stock:
Metals and mining	33,537	34.7%	25,752	11.5%
Other	1,315	1.4%	362	0.2%
Exchange-traded and mutual funds:
Metals and mining	33,634	34.8%	42,209	18.8%
Agriculture	18,761	19.4%	14,877	6.6%
Energy	2,215	2.3%	5,559	2.5%
Indices	—	0.0%	4,613	2.0%
Other	2,888	3.0%	1,044	0.5%

Total equity securities	92,350	95.5%	94,416	42.1%

Non-hedge derivatives	739	0.8%	182	0.0%

Total	$96,684	100.0%	$224,714	100.0%

The Company recorded $9.6 million and $7.1 million of unrealized losses on trading securities in earnings during the three and six-month periods ended June 30, 2011. Prior to July 1, 2010, investment securities were classified as held-to-maturity or available-for-sale with an Other-Than-Temporary loss of $2.4 million reflected in earnings during the six-month period ended June 30, 2010.
4. Reinsurance
UPCIC seeks to reduce the risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. UPCIC is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. UPCIC also remains responsible for the settlement of insured losses notwithstanding the failure of any of its reinsurers to make payments otherwise due to UPCIC.
UPCIC’s in-force policyholder coverage for windstorm exposures as of June 30, 2011 was approximately $128 billion.
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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Premiums	Premiums	Loss and Loss	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment	Written	Earned	Adjustment
			Expenses			Expenses
Direct	$213,479	$170,134	$53,360	$208,020	$150,600	$50,345
Ceded	(145,798)	(120,610)	(27,508)	(121,304)	(109,240)	(25,510)

Net	$67,681	$49,524	$25,852	$86,716	$41,360	$24,835

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Premiums	Premiums	Loss and Loss	Premiums	Premiums	Loss and Loss
	Written	Earned	Adjustment	Written	Earned	Adjustment
			Expenses			Expenses
Direct	$386,654	$334,721	$106,491	$368,119	$290,754	$97,026
Ceded	(269,689)	(237,193)	(54,454)	(248,872)	(216,080)	(48,539)

Net	$116,965	$97,528	$52,037	$119,247	$74,674	$48,487

The following prepaid reinsurance premiums and reinsurance recoverables are reflected in the Condensed Consolidated Balance Sheets (in thousands):

	As of	As of
	June 30, 2011	December 31, 2010
Prepaid reinsurance premiums	$253,582	$221,086

Reinsurance recoverable on unpaid losses and LAE	$76,307	$79,114
Reinsurance recoverable on paid losses	896	438

Reinsurance recoverables	$77,203	$79,552

The Company has determined that a right of offset exists between UPCIC and its reinsurers. Reinsurance payable to reinsurers has been offset by ceding commissions and inuring premiums receivable from reinsurers as follows (in thousands):

	As of	As of
	June 30, 2011	December 31, 2010
Reinsurance payable, net of ceding commissions
due from reinsurers	$140,530	$75,553
Inuring premiums receivable	(48,026)	(37,607)

Reinsurance payable,net	$92,504	$37,946

Segregated Account T25
The Company owns and maintains a segregated account, Segregated Account T25 — Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”) established by a third-party reinsurer in accordance with Bermuda law. T25 enters into underlying excess catastrophe contracts with UPCIC for the purpose of assuming the risk of certain policies issued by UPCIC, covering certain loss occurrences including hurricanes. The Company secures the obligations of T25 to UPCIC under these contracts by contributing the amount of T25’s liability for losses, net of UPCIC’s required premium payments, to a trust account as collateral. The collateral will be used to pay any claims that may arise in the event of the occurrence of covered events. Transactions related to this arrangement are eliminated in consolidation, however, and the amount of collateral is held in trust for the benefit of UPCIC until the occurrence of a covered event, expiration or termination of the agreement between T25 and UPCIC.
On May 31, 2011, T25 and UPCIC mutually agreed to a Commutation and Settlement Agreement related to the underlying Property Catastrophe Excess of Loss Reinsurance Contract that was effective January 1, 2011. A replacement contract was entered into between the parties on June 1, 2011 as part of UPCIC’s reinsurance program in effect for the period June 1, 2011, through May 31, 2012. In conjunction with entering into the replacement contract, the Company contributed additional funds to T25 due to the increased reinsurance coverage and collateral requirements. The amount of collateral in the trust account at June 30, 2011 was $31 million.
5. Insurance Operations
The Company’s primary product is homeowners’ insurance currently offered by UPCIC in four states, including Florida, which represented 98% of policies-in-force as of June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, 32% of the policies-in-force are in Miami-Dade, Broward and Palm Beach counties.
Deferred Policy Acquisition Costs
The following table provides the beginning and ending balances and the changes in deferred policy acquisition costs (“DPAC”), net of deferred ceding commission (“DCC”), for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
DPAC, beginning of period	$51,860	$49,342	$50,128	$43,971

Capitalized costs during the period	30,507	28,912	56,792	53,703
Amortization of DPAC (1) during the period	(23,238)	(20,103)	(47,791)	(39,523)

DPAC, end of period	$59,129	$58,151	$59,129	$58,151

DCC, beginning of period	$(41,721)	$(36,906)	$(40,682)	$(34,506)

Ceding commissions written during the period	(26,457)	(25,853)	(47,888)	(45,642)
Earned Ceding Commissions during the period	21,075	18,650	41,467	36,039

DCC, end of period	$(47,103)	$(44,109)	$(47,103)	$(44,109)

DPAC (DCC), net, beginning of period	$10,139	$12,436	$9,446	$9,465

Capitalized costs, net during the period	4,050	3,059	8,904	8,061
Amortization of DPAC (DCC), net during the period (1)	(2,163)	(1,453)	(6,324)	(3,484)

DPAC (DCC), net, end of period	$12,026	$14,042	$12,026	$14,042

(1)	Includes amortization of agent commissions of $18.6 million and $16.0 million for the three months ended June 30, 2011 and 2010 and $36.7 million and $30.5 million for the six months ended June 30, 2011 and 2010, respectively.
Liability for Unpaid Losses and Loss Adjustment Expenses
Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$158,249	$131,737	$158,928	$127,198
Less reinsurance recoverable	78,611	64,821	79,114	62,901

Net balance at beginning of period	79,638	66,916	79,814	64,297

Incurred related to:
Current year	25,587	25,024	51,923	48,841
Prior years	265	(190)	114	(355)

Total incurred	25,852	24,834	52,037	48,486

Paid related to:
Current year	12,817	14,339	14,875	17,523
Prior years	13,606	11,959	37,909	29,808

Total paid	26,423	26,298	52,784	47,331

Net balance at end of period	79,068	65,452	79,068	65,452
Plus reinsurance recoverable	76,307	63,451	76,307	63,451

Balance at end of period	$155,375	$128,903	$155,375	$128,903

Regulatory Requirements
The Company’s regulated subsidiaries, UPCIC and American Platinum Property and Casualty Insurance Company (“APPCIC”), are subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”). These standards require the subsidiaries to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the Company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.
In 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which could be paid is $2.5 million from UPCIC and $1.2 million from APPCIC. For the six months ended June 30, 2011, no dividends were paid from UPCIC or APPCIC to the Company.
The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. Ten percent of UPCIC’s total liabilities were $42.5 million and $32.9 million at June 30, 2011 and December 31, 2010, respectively. Ten percent of APPCIC’s total liabilities were $84 thousand and $83 thousand at June 30, 2011 and December 31, 2010, respectively. UPCIC’s statutory capital and surplus was $108.6 million and $115.9 million at June 30, 2011 and December 31, 2010, respectively. APPCIC’s statutory capital and surplus was $10.7 million and $11.3 million at June 30, 2011 and December 31, 2010, respectively. At such dates, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratio and have met those requirements at such dates.
6. Share-Based Compensation
Stock Options
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Compensation expense:
Stock options	$202	$975	$456	$1,453
Non-vested shares	319	232	463	456

Total	$521	$1,207	$919	$1,909

Deferred tax benefits:
Stock options	$78	$376	$176	$561
Non-vested shares	—	89	—	176

Total	$78	$465	$176	$737

Total unrecognized compensation expense related to stock options was $2.6 million at June 30, 2011, which will be recognized over a weighted-average period of approximately 1.8 years. Total unrecognized compensation expense related to non-vested shares of Company common stock was $1.9 million at June 30, 2011, which will be recognized over a weighted-average period of approximately 1.2 years.

The following table provides certain information related to stock options and non-vested shares (in thousands, except per share data):

Three Months Ended June 30, 2011
	Stock Options				Non-vested Shares
				Weighted		Weighted
		Weighted		Average		Average Grant
	Number of	Average	Aggregate	Remaining	Number of	Date Fair
	Shares	Exercise Price	Intrinsic Value	Term	Shares	Value
Outstanding as of March 31, 2011	5,385	$4.68			201	$5.84
Granted	1,495	$4.70			600	$5.61
Forfeited	—	—			—	—
Exercised	—	—			—	—
Vested	—	—			—	—
Expired	—	—			—	—

Outstanding as of June 30, 2011	6,880	$4.68	$3,498	3.2	801	$5.67

Exercisable as of June 30, 2011	5,285	$4.66	$3,498	2.2

	Six Months Ended June 30, 2011
	Stock Options				Non-vested Shares
				Weighted		Weighted
		Weighted		Average		Average Grant
	Number of	Average	Aggregate	Remaining	Number of	Date Fair
	Shares	Exercise Price	Intrinsic Value	Term	Shares	Value
Outstanding as of December 31, 2010	5,385	$4.68			300	$5.84
Granted	1,495	$4.70			600	$5.61
Forfeited	—	—			—	—
Exercised	—	—			—	—
Vested	—	—			(99)	$5.84
Expired	—	—			—	—

Outstanding as of June 30, 2011	6,880	$4.68	$3,498	3.2	801	$5.67

Exercisable as of June 30, 2011	5,285	$4.66	$3,498	2.2

7. Stockholders’ Equity
Dividends
On January 6, 2011, the Company declared a dividend of $0.10 per share on its outstanding common stock paid on April 7, 2011 to the Company’s shareholders of record at the close of business on March 11, 2011.
8. Related Party Transactions
Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida, performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. The Company expensed claims adjusting fees to Downes and Associates, as follows (in thousands):

	June 30,
	2011	2010
Three months	$170	$120
Six months	$430	$240
9. Income Taxes
The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases resulting from:
Disallowed meals & entertainment	0.1%	0.2%	0.1%	0.3%
Disallowed compensation	2.0%	0.5%	1.2%	0.6%
State income tax, net of federal tax benefit (1)	3.6%	3.6%	3.6%	3.6%
Other, net (2)	1.8%	-0.4%	0.8%	-0.5%

Effective tax rate	42.5%	38.9%	40.7%	39.0%

(1)	Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

(2)	Other, net, includes estimated penalties and interest of 1.8% and 0.7% for the three and six months periods ended June 30, 2011, respectively regarding an underpayment of estimated taxes in 2011.
10. Earnings Per Share
Basic earnings per share (“EPS”) is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.
The following tables reconcile the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the three and six-month periods ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
				Income
				Available to
			Per-Share	Common		Per-Share
	Net Income	Shares	Amount	Stockholders	Shares	Amount
Net income	$7,549			$10,767
Less: preferred stock dividends	(5)			(5)

Income available to common stockholders	$7,544	39,187	$0.19	$10,762	39,167	$0.27

Effect of dilutive securities:
Stock-based compensation		970		—	1,119
Preferred stock	5	488		5	160

Income available to common stockholders and assumed conversion	$7,549	40,645	$0.19	$10,767	40,446	$0.27

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
				Income
				Available to
			Per-Share	Common		Per-Share
	Net Income	Shares	Amount	Stockholders	Shares	Amount
Net income	$21,447			$17,711
Less: preferred stock dividends	(10)			(10)

Income available to common stockholders	$21,437	39,187	$0.55	$17,701	39,029	$0.45

Effect of dilutive securities:

Stock-based compensation		981		—	1,252
Preferred stock	10	489		10	160

Income available to common stockholders and assumed conversion	$21,447	40,657	$0.53	$17,711	40,441	$0.44

11. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows (in thousands):

	Three Months				Six Months
	Ended June 30, 2010			Ended June 30, 2010
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized gains, on investments, net, arising during the periods	$5,869	$(2,264)	$3,605	$4,979	$(1,921)	$3,058
Less: reclassification adjustments of realized gains on investments	4,457	(1,719)	2,738	8,152	(3,145)	5,007
Plus: Other-than-temporary impairment of investments	—	—	—	(2,408)	929	(1,479)
Less: reclassification adjustments of foreign currency gains on investments	125	(49)	76	809	(312)	497

Other comprehensive income (loss)	$1,287	$(496)	$791	$(1,574)	$607	$(967)

There were no amounts of other comprehensive income for the three and six month periods ended June 30, 2011.
12. Commitments and Contingencies
Employment Agreements
The Company has employment agreements with certain employees which are in effect as of June 30, 2011. The agreements provide for minimum salaries, which may be subject to annual percentage increases, and non-equity incentive compensation for certain executives based on pre-tax or net income levels attained by the Company. The agreements also provide for payments contingent upon the occurrence of certain events. The following table provides the amount of commitments and contingent payments the Company is obligated to pay in the form of salaries and non-equity incentive compensation under these agreements (in thousands):

	As of June 30, 2011
		Non-equity
		incentive
	Salaries	compensation
Commitments	$16,567	$13,159
Contingent payments upon certain events:
Termination	$6,421	$5,302
Change in control	$14,445	$9,354
Death	$8,610	$8,672
Disability	$5,149	$3,303
Operating Leases
The Company has leases for certain computer equipment, software and office space. The Company reported in its Annual Report on Form 10-K for the year ended December 31, 2010 a schedule of future minimum rental payments required under the non-cancelable operating leases.

Litigation
Certain lawsuits have been filed against the Company. These lawsuits involve matters that are routine litigation incidental to the claims aspect of the Company’s business for which estimated losses are included in Unpaid Losses and Loss Adjustment Expenses in the Company’s Consolidated Financial Statements. In the opinion of management, these lawsuits are not material individually or in the aggregate to the Company’s financial position. Accruals made or assessments of materiality of disclosure related to probable or possible losses do not consider any anticipated insurance proceeds.
13. Fair Value Measurements
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
Cash equivalents: Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.
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
The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash equivalents	$352,464	$—	$—	$352,464
Investment securities (trading):
Debt securities:
US government obligations and agencies	177	3,418	—	3,595
Equity securities:
Common stock:
Metals and mining	33,537	—	—	33,537
Other	1,315	—	—	1,315
Exchange-traded and mutual funds:
Metals and mining	33,634	—	—	33,634
Agriculture	18,761	—	—	18,761
Energy	2,215	—	—	2,215
Indices	—	—	—	—
Other	2,888	—	—	2,888

Total equity securities	92,350	—	—	92,350

Non-hedge exchange-traded derivatives (other assets)	—	739	—	739

Total	$444,991	$4,157	$—	$449,148

	As of December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash equivalents	$145,121	$—	$—	$145,121
Investment securities (trading):
Debt securities:
US government obligations and agencies	179	129,937	—	130,116
Equity securities:
Common stock:
Metals and mining	25,752	—	—	25,752
Other	362	—	—	362
Exchange-traded and mutual funds:
Metals and mining	42,209	—	—	42,209
Agriculture	14,877	—	—	14,877
Energy	5,559	—	—	5,559
Indices	4,613	—	—	4,613
Other	1,044	—	—	1,044

Total equity securities	94,416	—	—	94,416

Non-hedge exchange-traded derivatives (other assets)	—	182	—	182

Total	$239,716	$130,119	$—	$369,835

The Company did not have any transfers between Level 1 and Level 2 for the six-month periods ended June 30, 2011 and 2010.

The following table summarizes the carrying value, net unrealized gains (losses) and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands).

	As of June 30, 2011
	Fair Value Measurements
		Net unrealized	Estimated Fair
	Carrying value	Gains/(Losses)	Value
Assets:
Cash	$4,275	$—	$4,275

	$4,275	$—	$4,275

Liabilities:
Long-term debt	$22,427	$(5,021)	$17,405

	$22,427	$(5,021)	$17,405

	As of December 31, 2010
	Fair Value Measurements
		Net unrealized	Estimated Fair
	Carrying value	Gains/(Losses)	Value
Assets:
Cash	$2,464	$—	$2,464

	$2,464	$—	$2,464

Liabilities:
Long-term debt	$23,162	$(4,063)	$19,099

	$23,162	$(4,063)	$19,099

The carrying value of cash approximates fair value due to its liquid nature.
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
14. Subsequent Events
The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of June 30, 2011.

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
Forward-Looking Statements
In addition to historical information, the following discussion may contain “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. The words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “project,” “plan” and similar expressions and variations thereof-, speak only as of the date the statement was made and are intended to identify forward-looking statements. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those in the following discussion and those described in forward-looking statements as a result of the risks set forth in the section below entitled “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”), we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners’ insurance currently offered in four states, including the State of Florida, which represented 98% of the 591 thousand policies-in-force as of June 30, 2011 and 98% of the 584 thousand policies-in-force as of December 31, 2010. As for the geographic distribution of business within Florida as of June 30, 2011 and December 31, 2010, 32% of the policies-in-force are in Miami-Dade, Broward and Palm Beach Counties. Risk from catastrophic losses is managed through the use of reinsurance agreements.
We generate revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.
Recent Developments
UPCIC filed a premium rate change for homeowners’ insurance programs with the Florida Office of Insurance Regulators (“OIR”) on November 5, 2010. The rate increase, which will result in an average rate increase of approximately 14.9 percent statewide, was approved by the OIR on February 3, 2011. The effective dates for the rate increase are February 7, 2011 for new business and March 28, 2011 for renewal business. We expect the approved premium rate increases to have a positive effect on premiums written and earned in future months as new and renewal policies are written at the higher rates.
On January 6, 2011, we declared a dividend of $0.10 per share on our outstanding common stock to be paid on April 7, 2011 to our shareholders of record at the close of business on March 11, 2011.

During the second quarter, American Platinum Property and Casualty Insurance Company (“APPCIC,”) received approval of its rate filing from the OIR. APPCIC intends to write homeowners’ multi-peril and inland marine insurance on Florida homes valued in excess of $1 million, which are limits and coverages currently not targeted by UPCIC.
During the second quarter, UPCIC completed its 2011-2012 reinsurance program effective June 1, 2011. The following is a description of that program.
2011-2012 Reinsurance Program
Quota Share
Effective June 1, 2011 through May 31, 2012, UPCIC entered into a quota share reinsurance contract with Everest Re. Everest Re has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. Under the quota share contract, UPCIC cedes 50% of its gross written premiums, losses and loss adjustment expenses (“LAE”) for policies with coverage for wind risk with a ceding commission equal to 25% of ceded gross written premiums. In addition, the quota share contract has a limitation for any one occurrence not to exceed $34.8 million (of which UPCIC’s net liability on the first $34.8 million of losses in a first event scenario is $17.4 million, in a second event scenario is $17.4 million and in a third event scenario is $30 million) and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services (“PCS”) office not to exceed $69.6 million. The contract requires UPCIC to reassume 100% of the attritional loss and LAE activity from 30% to 37.5% of gross written premium and has a limitation for LAE not to exceed 30% of indemnity losses paid during the contract period. Further, the contract limits the amount of premium which can be deducted for inuring reinsurance to $288 million, excluding reinstatement premiums, or $326 million, including reinstatement premiums, if any.
Excess Per Risk
Effective June 1, 2011 through May 31, 2012, UPCIC entered into a multiple line excess per risk contract with various reinsurers. Under the multiple line excess per risk contract, UPCIC obtained coverage of $1.4 million in excess of $600 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $300 thousand for each casualty loss. A $7 million aggregate limit applies to the term of the contract.
Effective June 1, 2011 through May 31, 2012, UPCIC entered into a property per risk excess contract covering ex-wind only policies. Under the property per risk excess contract, UPCIC obtained coverage of $400 thousand in excess of $200 thousand for each property loss. A $2 million aggregate limit applies to the term of the contract.
The total cost of our multiple line excess reinsurance program effective June 1, 2011 through May 31, 2012 is $4,000,000 of which our cost is 50%, or $2,000,000, and the quota share reinsurers’ cost is the remaining 50%. The total cost of our property per risk reinsurance program effective June 1, 2011 through May 31, 2012 is $575,000.
Excess Catastrophe
Effective June 1, 2011 through May 31, 2012, under excess catastrophe contracts, UPCIC obtained catastrophe coverage of $541.3 million in excess of $185 million covering certain loss occurrences including hurricanes. The coverage of $541.3 million in excess of $185 million has a second full limit available to UPCIC. Additional premium is calculated pro rata as to amount and 100% as to time, as applicable.
Effective June 1, 2011 through May 31, 2012, UPCIC purchased reinstatement premium protection which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $399.3 million (part of $541.3 million) in excess of $185 million.
Effective June 1, 2011 through May 31, 2012, under an excess catastrophe contract specifically covering risks located in Georgia, North Carolina and South Carolina, UPCIC obtained catastrophe coverage of 50% of $24.8 million in excess of $10 million and 100% of $20 million in excess of $34.8 million covering certain loss occurrences including hurricanes. Both coverages have a second full limit available to UPCIC. Additional premium is calculated pro rata as to amount and 100% as to time, as applicable. The cost of UPCIC’s excess catastrophe contracts specifically covering risks in Georgia, North Carolina and South Carolina is $3.9 million.
Effective June 1, 2011 through May 31, 2012, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC’s net retention through three catastrophe events including hurricanes, as follows:

	2nd Event	3rd Event
Coverage	$140,200,000 in excess of $44,800,000 each loss occurrence subject to an otherwise recoverable amount of $140,200,000 (placed 100%)	$155,000,000 in excess of $30,000,000 each loss occurrence subject to an otherwise recoverable amount of $310,000,000 (placed 100%)

Deposit premium (100%)	$27,759,600	$11,935,000

Minimum premium (100%)	$22,207,680	$9,548,000

Premium rate -% of total insured value	0.021863%	0.009400%
UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (“SBA”). Under the reimbursement agreement, the FHCF would reimburse UPCIC, for each loss occurrence during the contract year, for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses, subject to an aggregate contract limit. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2011 to May 31, 2012, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in

Coverage Limit Option offered to insurers by the FHCF. UPCIC’s initial estimate of its traditional FHCF coverage is 90% of $1.193 billion in excess of $465 million. The estimated premium for this coverage is $74,600,526. The final amount of UPCIC’s traditional FHCF coverage for the contract year will be determined by the FHCF based upon UPCIC’s exposures in-force as of June 30, 2011, as reported by UPCIC to the FHCF by September 1, 2011.
Also at June 1, 2011, the FHCF made available, and UPCIC obtained, $10,000,000 of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive (“ICBUI”) Program offered by the FHCF, such as UPCIC. This particular layer of coverage at June 1, 2011 is $10,000,000 in excess of $34,800,000. The premium for this coverage is $5,000,000.
On May 27, 2011, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly. The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2011 — 2012 contract year is projected to be $18.551 billion over the 12-month period following the estimate. The SBA also referred to its report entitled, “May 2011 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity. The Report estimated that the FHCF’s loss reimbursement capacity range is $18.25 billion — $20.25 billion. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for the 2011 — 2012 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity. The aggregate cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.
The total cost of UPCIC’s multiple line excess and property per risk reinsurance program effective June 1, 2011 through May 31, 2012 is $4.575 million, of which UPCIC’s cost is $2.575 million, and the quota share reinsurer’s cost is the remaining $2 million. The total cost of UPCIC’s underlying excess catastrophe contract with T25 (see below) is $111.4 million, subject to a potential return premium of $83.4 million, which is eliminated in consolidation. The total cost of UPCIC’s private catastrophe reinsurance program effective June 1, 2011 through May 31, 2012 is $135.8 million, of which UPCIC’s cost is 50%, or $67.9 million, and the quota share reinsurer’s cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above, the cost of which is $22.4 million. UPCIC’s cost of the subsequent catastrophe event excess of loss reinsurance is $19.8 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2011 hurricane season is $74.6 million of which UPCIC’s cost is 50%, or $37.3 million, and the quota share reinsurer’s cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program offered by the FHCF, the premium for which is $5 million, of which UPCIC’s cost is 50%, or $2.5 million, and the quota share reinsurer’s cost is the remaining 50%.
UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and our business, financial condition and results of operations. UPCIC’s private market reinsurance costs are subject to increases or decreases if changes in its earned premiums or the total insured value under its in-force policies as of August 31, 2011, are outside of ranges specified in certain of its reinsurance contracts.

UPCIC estimates based upon its in-force exposures as of June 1, 2011, it had coverage to approximately the 125-year Probable Maximum Loss (PML), modeled using AIR CLASIC/2 v.11.0, long term, without demand surge. Recently, AIR updated its catastrophe model and outlook of risk with the release of its new version, AIR CLASIC/2 v12.04. UPCIC estimates, based on its in-force exposures as of June 1, 2011, that it had coverage to approximately the 88-year PML, modeled using AIR CLASIC/2 v.12.04, long term, without demand surge. Additionally, from time to time, UPCIC uses estimates from other catastrophe modeling vendors to estimate its PML. UPCIC estimates based upon its in-force exposures as of June 1, 2011, that it had coverage to approximately the 129-year PML, modeled using RMS’s new release of its RiskLink model, v11, long term, without loss amplification. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 125-year, 88-year and 129-year PML represents a 0.80%, 1.14% and 0.78% Annual Probability of Exceedance, respectively, for AIR v11.0, AIR v12.04 and RMS v11). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.
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
Other than the changes in operating assets and liabilities described in the Analysis of Financial Condition contained herein, the implementation of the 2011-2012 reinsurance program did not have a material impact on our Consolidated Financial Statements for the second quarter of 2011, nor did any such impact differ materially from the impact of the 2010-2011 reinsurance program on the Consolidated Financial Statements for the second quarter of 2010. However, there could be a material adverse impact on our Financial Statements in the event of catastrophic losses in the future. With the implementation of our 2011-2012 reinsurance program, we retained a maximum, pre-tax net liability of $157.6 million for the first catastrophic event up to $1.8 billion of losses. Refer to the table on page 29 for information with respect to subsequent catastrophic events coverage. If catastrophic losses result in a net operating loss for the 2011 tax year, we can carry back the net operating loss to the 2010 and 2009 tax years and recover all, or a portion of, income taxes paid in those years.
In addition to coverage obtained by UPCIC under the reinsurance programs, the ultimate parent of UPCIC obtained $60,000,000 of coverage via a catastrophe risk-linked transaction contract, effective June 1, 2011 through December 31, 2011, in the event UPCIC’s catastrophe coverage is exhausted. The total cost of the risk-linked transaction contract is $8,662,500.
Segregated Account T25
Universal Insurance Holdings Inc. owns and maintains a segregated account, Segregated Account T25 - Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”) established by a third-party reinsurer in accordance with Bermuda law. T25 enters into underlying excess catastrophe contracts with UPCIC for the purpose of assuming the risk of certain policies issued by UPCIC, covering certain loss occurrences including hurricanes. Universal Insurance Holdings Inc. secures the obligations of T25 to UPCIC under these contracts by contributing the amount of T25’s liability for losses, net of UPCIC’s required premium payments, to a trust account as collateral. The collateral will be used to pay any claims that may arise in the event of the occurrence of covered events. Transactions related to this arrangement are eliminated in consolidation; however, the amount of collateral is held in trust for the benefit of UPCIC until the occurrence of a covered event, expiration or termination of the agreement between T25 and UPCIC.

On May 31, 2011, T25 and UPCIC mutually agreed to a Commutation and Settlement Agreement related to the underlying Property Catastrophe Excess of Loss Reinsurance Contract that was effective January 1, 2011. A replacement contract was entered into between the parties on June 1, 2011 as part of UPCIC’s reinsurance program in effect for the period June 1, 2011, through May 31, 2012. In conjunction with entering into the replacement contract, Universal Insurance Holdings Inc. contributed additional funds to T25 due to the increased reinsurance coverage and collateral requirements. The amount of collateral in the trust account at June 30, 2011 was $31 million.
Results of Operations — Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
The following table summarizes changes in each component of our Statement of Income for the three months ended June 30, 2011 compared to the same period in 2010 (in thousands):

	Three Months Ended
	June 30,		Change
	2011	2010	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$213,479	$208,020	$5,459	2.6%
Ceded premiums written	(145,798)	(121,304)	(24,494)	20.2%

Net premiums written	67,681	86,716	(19,035)	-22.0%
(Increase) decrease in net unearned premium	(18,157)	(45,356)	27,199	NM

Premiums earned, net	49,524	41,360	8,164	19.7%
Net investment income	(21)	118	(139)	-117.8%
Net realized gains on investments	2,960	4,457	(1,497)	-33.6%
Net unrealized losses on investments	(9,640)	—	(9,640)
Net foreign currency gains (losses) on investments	—	125	(125)	NM
Commission revenue	4,941	4,244	697	16.4%
Policy fees	4,402	4,540	(138)	-3.0%
Other revenue	1,506	1,016	490	48.2%

Total premiums earned and other revenues	53,672	55,860	(2,188)	-3.9%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	25,852	24,835	1,017	4.1%
General and administrative expenses	14,699	13,389	1,310	9.8%

Total operating costs and expenses	40,551	38,224	2,327	6.1%

INCOME BEFORE INCOME TAXES	13,121	17,636	(4,515)	-25.6%
Income taxes, current	9,622	8,172	1,450	17.7%
Income taxes, deferred	(4,050)	(1,303)	(2,747)	210.8%

Income taxes, net	5,572	6,869	(1,297)	-18.9%

NET INCOME	$7,549	$10,767	$(3,218)	-29.9%

The increase in net earned premiums of $8.2 million, or 19.7% was due to an increase in the number of policies written generated by our agent network and rate increases which became effective in February 2011 as well as those that became effective in the latter part of 2009. These rate increases have had a positive effect on premium generated by renewal policies. The benefit from these factors was partially offset by an increase in the number of policies-in-force eligible for wind mitigation credits.

     The following table reflects the effect of wind mitigation credits received by UPCIC policyholders (in thousands):

		Reduction of in-force premium (only policies including
		wind coverage)
	Percentage of UPCIC			Percentage
	policyholders			reduction of
Date	receiving credits	Total credits	In-force premium	in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
Net unrealized losses on investments of $9.6 million recorded during the three months ended June 30, 2011 reflect the net decrease in value of investment securities held in our trading portfolio as of June 30, 2011. We will continue to record future changes in the market value of our trading portfolio directly to earnings as unrealized gains and losses on investments. During 2010, management evaluated the trading activity of our investment portfolio, investing strategy, and overall investment program. As a result of this evaluation, we reclassified the available-for-sale portfolio as a trading portfolio effective July 1, 2010. Since July 1, 2010, changes in the market value of our trading portfolio are recorded directly to revenues as unrealized gains or losses on investments. In previous periods, the changes in unrealized gains and losses on the available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.
Commission revenue is comprised principally of reinsurance commission sharing agreements. The increase in commission revenue of $697 thousand is due to an increase in the amount of ceded premiums.
The increase in other revenues of $490 thousand is primarily due to a higher volume of policyholders participating in our installment payment plan program offered by UPCIC.
The increase in net losses and LAE of $1 million was primarily related to the servicing of additional policies due to the growth in policy count on a year-over-year basis.
The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 52.2% and 60.0% during the three-month periods ended June 30, 2011 and 2010, respectively, and were comprised of the following components (in thousands):

	Three months ended June 30, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$53,360	$27,508	$25,852
Premiums earned	$170,134	$120,610	$49,524
Loss & LAE ratios	31.4%	22.8%	52.2%

	Three months ended June 30, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$50,345	$25,510	$24,835
Premiums earned	$150,600	$109,240	$41,360
Loss & LAE ratios	33.4%	23.4%	60.0%
The reduction in the direct loss and LAE ratio reflects an increase in earned premiums and favorable loss experience.
General and administrative expenses increased by $1.3 million due to an increase in the amortization of deferred acquisition costs of $710 thousand and an increase in other general administrative expenses of $600 thousand. The increase in amortization of deferred acquisition costs is primarily in response to an increase in commissions paid on direct premium and the associated premium taxes thereon. Commissions and premium taxes are directly related to the volume of direct premium. As noted previously, direct written premium has increased by $5.5 million in response to an increase in the number of policies-in-force and the increase in in-force premium per policy. Increased expenses of $3.1 million were partially offset by an increase in ceding commissions of $2.4 million. The increase in other general administrative expenses includes increases related to Florida Insurance Guarantee Association assessments of $1.4 million, legal fees of $243 thousand due to corporate planning matters, and interest expense of $112 thousand, offset by decreases in stock-based compensation of $686 thousand, performance bonuses of $440 thousand and equipment expenses of $119 thousand.
Income tax expense decreased by $1.3 million as a result of a $4.5 million decrease in taxable income. Our effective tax rate increased to 42.5% for the three months ended June 30, 2011 from 38.9% for the same period in the prior year to primarily as a result of estimated penalties and interest recorded during the second quarter of 2011 from the underpayment of federal and state income taxes. We have limited our payments of estimated income taxes during 2011 due to the uncertainty of potential losses during the current hurricane season and the effect of those potential losses on pre-tax earnings and our ultimate income tax liability for the year.
The decrease in net income of $3.2 million is primarily attributable to the performance of the trading portfolio partially offset by benefits derived from an increase in the number of policies-in-force during the three-month period ended June 30, 2011 compared to the same period in 2010, and an improvement in loss experience.

Results of Operations — Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
The following table summarizes changes in each component of our Statement of Income for the six months ended June 30, 2011 compared to the same period in 2010 (in thousands):

	Six Months Ended June 30,		Change
	2011	2010	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$386,654	$368,119	$18,535	5.0%
Ceded premiums written	(269,689)	(248,872)	(20,817)	8.4%

Net premiums written	116,965	119,247	(2,282)	-1.9%
(Increase) decrease in net unearned premium	(19,437)	(44,573)	25,136	NM

Premiums earned, net	97,528	74,674	22,854	30.6%
Net investment income	236	311	(75)	-24.1%
Net realized gains on investments	6,612	8,152	(1,540)	-18.9%
Net unrealized losses on investments	(7,052)	—	(7,052)
Net foreign currency gains (losses) on investments	71	809	(738)	-91.2%
Other-than-temporary impairment of investments	—	(2,408)	2,408	NM
Commission revenue	9,121	9,046	75	0.8%
Policy fees	8,575	8,476	99	1.2%
Other revenue	2,914	2,020	894	44.3%

Total premiums earned and other revenues	118,005	101,080	16,925	16.7%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	52,037	48,487	3,550	7.3%
General and administrative expenses	29,771	23,578	6,193	26.3%

Total operating costs and expenses	81,808	72,065	9,743	13.5%

INCOME BEFORE INCOME TAXES	36,197	29,015	7,182	24.8%
Income taxes, current	18,359	11,656	6,703	57.5%
Income taxes, deferred	(3,609)	(352)	(3,257)	925.3%

Income taxes, net	14,750	11,304	3,446	30.5%

NET INCOME	$21,447	$17,711	$3,736	21.1%

The increase in net earned premiums of $22.9 million, or 30.6% was due to an increase in the number of policies written generated by our agent network and rate increases which became effective in February 2011, as well as those that became effective in the latter part of 2009. These rate increases have had a positive effect on premiums generated by renewal policies. This benefit was partially offset by an increase in the number of policies-in-force eligible for, and receiving wind mitigation credits. See “Results of Operations — Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010” for a table reflecting the effect of wind mitigation credits received by UPCIC policyholders.
Net unrealized losses reflect a reduction in market value of investment securities held in the trading portfolio at June 30, 2011. We will continue to record future changes in the market value of our trading portfolio directly to earnings as unrealized gains and losses on investments. All investment securities held at June 30, 2010 were classified as available for sale with net unrealized losses reflected in Accumulated Other Comprehensive Income in the Condensed Consolidated Statement of Financial Condition.
During the six months ended June 30, 2010, we recorded $2.4 million of other than temporary losses for certain securities that were available for sale. Effective July 1, 2010, we transferred all securities classified as available for sale to the trading portfolio and recognized all unrealized gains and losses in earnings thereafter.
The decrease of $738 thousand in foreign currency gains from $809 thousand to $71 thousand is due primarily to a lower volume of investment securities denominated in foreign currencies.

The increase in other revenues of $894 thousand is due primarily to a higher volume of policyholders participating in our installment payment plan program offered by UPCIC.
The increase in net losses and LAE of $3.6 million, or 7.3%, was primarily related to the servicing of additional policies due to the growth in policy count on a year-over-year basis.
The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 53.4% and 64.9% during the six-month periods ended June 30, 2011 and 2010, respectively, and were comprised of the following components (in thousands):

	Six months ended June 30, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$106,491	$54,454	$52,037
Premiums earned	$334,721	$237,193	$97,528
Loss & LAE ratios	31.8%	23.0%	53.4%

	Six months ended June 30, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$97,026	$48,539	$48,487
Premiums earned	$290,754	$216,080	$74,674
Loss & LAE ratios	33.4%	22.5%	64.9%
The improvement in the direct loss and LAE ratio for the six-month period ended June 30, 2011, compared to the same period in the prior year, was the result of an increase in earned premiums and favorable loss experience.
General and administrative expenses increased by $6.2 million due to an increase in the amortization of deferred acquisition costs of $2.8 million and an increase in other general administrative expenses of $3.4 million. The increase in amortization of deferred acquisition costs is primarily in response to an increase in commissions paid on direct premium and the associated premium taxes thereon. Commissions and premium taxes are directly related to the volume of direct premium. As noted previously, direct written premium has increased by $18.5 million in response to an increase in the number of policies-in-force and the increase in in-force premium per policy. Increased expenses of $8.2 million were partially offset by an increase in ceding commissions of $5.4 million. The increase in other general and administrative expenses includes increases related to Florida Insurance Guarantee Association assessments of $1.3 million, legal fees of $584 thousand due to corporate planning matters, performance bonuses of $408 thousand, and insurance of $169 thousand.
Income taxes increased by $3.4 million, or 30.5% primarily as a result of an increase in pre-tax income. The effective tax rate increased to 40.7% for the six months ended June 30, 2011 from 39.0% for the same period in the prior year primarily as a result of estimated penalties and interest recorded in the second quarter of 2011 from the underpayment of federal and state income taxes. We have limited our payments of estimated income taxes during 2011 due to the uncertainty of potential losses during the current hurricane season and the effect of those potential losses on pre-tax earnings and our ultimate income tax liability for the year.
The increase in net income of $3.7 million, or 21.1%, is primarily attributable to the increase in net premiums earned, partially offset by losses incurred in the investment securities trading portfolio.

Analysis of Financial Condition — As of June 30, 2011 Compared to December 31, 2010
We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months.
Our policy is to invest amounts considered to be in excess of current working capital requirements. We reduced our aggregate investment securities to $95.9 million as of June 30, 2011 from $224.5 million as of December 31, 2010 in response to market conditions. We have a receivable of $20.5 million at June 30, 2011 for securities sold that have not yet settled compared to $17.6 million at December 31, 2010.
The following table summarizes, by type, the carrying values of investments (in thousands):

	As of June 30,	As of December 31,
Type of Investment	2011	2010
Cash and cash equivalents	$356,739	$147,585
Debt securities	3,595	130,116
Equity securities	92,350	94,416
Non-hedge derivatives	739	182

Total Investments	$453,423	$372,299

Prepaid reinsurance premiums represent ceded unearned premiums related to our catastrophe and quota share reinsurance programs. The increase of $32.5 million to $253.6 million during the six months ended June 30, 2011 was primarily due to an increase in prepaid reinsurance premiums for catastrophe reinsurance coverage, as previously described in Recent Developments, 2011-2012 Reinsurance Program, and an increase in quota share reinsurance premiums commensurate with the increase in direct written premium. Premiums for catastrophe reinsurance coverage are earned over the respective contract periods which are generally effective from June 1, 2011 through May 31, 2012.
Premiums receivable represent amounts due from policyholders. The increase of $8.4 million to $52 million during the six months ended June 30, 2011 was due to the growth in direct written premiums and an increase in the number of policyholders participating in the installment payment plan program offered by UPCIC.
Unearned premiums represent the portion of written premiums that will be earned pro rata in the future. The increase of $51.9 million to $380.3 million during the six months ended June 30, 2011 was due to growth in, and timing of, direct written premiums.
Advance premiums represent premiums paid prior to the date they are contractually due. The increase of $6.0 million to $25.8 million during the six months ended June 30, 2011 was due to an increase in aggregate collections from policyholders on renewal policies with effective dates after the balance sheet date.
Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions and inuring premiums receivable. The increase of $54.6 million to $92.5 million during the six months ended June 30, 2011 was primarily due to the timing of settlements with reinsurers and amounts not yet due to reinsurers for catastrophe reinsurance coverage, as previously described in Recent Developments, 2011-2012 Reinsurance Program.

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations.
The balance of cash and cash equivalents as of June 30, 2011 was $356.7 million compared to $147.6 million at December 31, 2010. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements. The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.
We hold collateral in a trust account for the benefit of UPCIC until the occurrence of a covered event, expiration or termination of the agreement between T25 and UPCIC. The amount of collateral in the trust account at June 30, 2011 was $31 million.
The Company’s liquidity requirements primarily include potential payments of catastrophe loses, the payment of dividends to shareholders, and interest and principal payments on debt obligations. The declaration and payment of future dividends to shareholders will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.
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
Effective July 1, 2010, we elected to classify our securities investment portfolio as trading. Accordingly, purchases and sales of investment securities are included in cash flows from operations beginning July 1, 2010. We generated $215.2 million in cash from operations during the six months ended June 30, 2011 compared to $97 million of cash generated by operating activities for the six months ended June 30, 2010. The generation of cash during the six months ended June 30, 2011 reflects proceeds from sales of investment securities, net of purchases of $126.5 million.
UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on UPCIC’s and our business, financial condition, results of operations and liquidity (see Note 4 for a discussion of the 2011-2012 reinsurance program and Note 3 to our Consolidated Financial Statements in Part II, Item 8 of Form 10-K for the Year Ended December 31, 2010 for a discussion of the 2008-2009, 2009-2010, and 2010-2011 reinsurance programs).
Funds generated from operations have generally been sufficient to meet liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements. There can be no assurances, however, that this will be the case.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2011, we had total capital of $180.6 million comprised of shareholders’ equity of $158.2 million and total debt of

$22.4 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12.4% and 14.1%, respectively, at June 30, 2011.
At June 30, 2011, UPCIC was in compliance with all of covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements.
Cash Dividends
On January 6, 2011, we declared a dividend of $0.10 per share on our outstanding common stock to be paid on April 7, 2011 to the shareholders of record at the close of business on March 11, 2011.
Contractual Obligations
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Critical Accounting Policies and Estimates
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Related Parties
See Note 8 “Related Party Transactions” in our Notes to Condensed Consolidated Financial Statements for information about related parties.
Cautionary Note Regarding Forward-Looking Statements
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
•	Industry risks relating to fluctuating operating results caused by competition, catastrophe losses, general economic conditions including interest rate changes and market conditions, legislative initiatives, the regulatory environment, the frequency of litigation, the size of judgments, severe weather conditions, climate changes or cycles, the role of federal or state government in the insurance market, judicial or other authoritative interpretations of laws and policies, and the availability and cost of reinsurance.

•	Our ability to manage our exposure to catastrophic losses.

•	Risks related to our dependence upon third party developers of models to estimate hurricane losses and the reasonableness of assumptions or scenarios incorporated into the models which may be provided by third parties or management.

•	Risks related to our dependence upon third parties to perform certain functions including, but not limited to the purchase of reinsurance and risk management analysis. We also rely on reinsurers to limit the amount of risk retained under our policies and to increase our ability to write additional risks.

•	Our ability to obtain reinsurance to the same extent and at the same cost as currently in place and minimize the loss of potential profits by ceding premiums to reinsurers.

•	Credit risk, including certain concentrations with respect to our reinsurers, in light of our primary liability for the full amount of the risk underlying the reinsurance agreements.

•	Risks related to the ability of the Florida Hurricane Catastrophe Fund (FHCF) to provide reimbursements at levels requested and relied upon by us or as timely as required by our claims payments to policyholders. In addition, the cost of our reinsurance program may increase should we deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s claims-paying capacity.

•	Risks that laws, contracts or requirements relating to the FHCF may not be interpreted in a manner consistent with UPCIC’s understandings or will change in the future.

•	Our ability to estimate and maintain adequate liabilities to pay claims for losses and loss adjustment expenses.

•	Adverse regulation or legislation.

•	Our ability to implement sufficient and timely rate adjustments to provide aggregate premiums commensurate with expected losses.

•	Risks related to our dependence upon the efforts of key individuals.

•	Our ability to compete in a highly competitive industry.

•	Our ability to maintain our financial stability rating provided by Demotech, Inc.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. Our primary market risk exposures are related to our investment portfolio and include interest rates, equity prices and commodity prices, and to a lesser extent, our debt obligations. Investments in debt and equity securities held in trading are carried on the balance sheet at fair value. Our investment portfolio as of June 30, 2011 was comprised of approximately 4% debt securities and 96% equity securities, all of which were held for trading. Our investment portfolio as of December 31, 2010 was comprised approximately of 57% fixed income securities and 43% equity securities, all of which were held for trading. The surplus note, as previously described in “Liquidity and Capital Resources,” accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.

Our investment objective is to maximize total rate of return after federal income taxes while maintaining liquidity and minimizing risk. Our investment portfolio is managed by an investment committee consisting of all current directors in accordance with guidelines established by the OIR. The committee reviews the management’s investment policies on a regular basis. The current investment policy limits investment in non-investment grade fixed maturity securities (including high-yield bonds), and limits total investments in preferred stock and common stock. We comply with applicable laws and regulations, which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.
Interest Rate Risk
Interest rate risk is the sensitivity of a fixed-rate instrument to changes in interest rates. When interest rates rise, the fair value of our fixed-rate instruments decline.
The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments held in trading at June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
							Total
	2011	2012	2013	2014	2015	Thereafter	Amortized Cost	Fair Value
US government and agency obligations	$—	$173	$—	$—	$—	3,035	$3,208	$3,595
average interest rate		2.6%				2.0%	4.6%	4.6%

	As of December 31, 2010
							Total
	2010	2011	2012	2013	2014	Thereafter	Amortized Cost	Fair Value
US government and agency obligations	$—	$—	$174	$—	$—	$137,792	$137,966	$130,116
average interest rate			2.6%			1.3%	3.9%	3.9%
United States government and agency securities are rated from AAA to Aaa by Moody’s Investors Service, Inc., and AAA by Standard and Poor’s Company.
Equity and Commodity Price Risk
Equity and commodity price risk is the potential for loss in fair value of investments in common stock, exchange-traded funds (ETF), and mutual funds from adverse changes in the prices of those instruments.

The following table provides information about the composition of equity and commodity securities held in the Company’s investment portfolio (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Fair Value	Percent of Total	Fair Value	Percent of Total
Common stock:
Metals and mining	$33,537	36.4%	$25,752	27.3%
Other	1,315	1.4%	362	0.4%
Exchange-traded and mutual funds:
Metals and mining	33,634	36.4%	42,209	44.7%
Agriculture	18,761	20.3%	14,877	15.7%
Energy	2,215	2.4%	5,559	5.9%
Indices	—	0.0%	4,613	4.9%
Other	2,888	3.1%	1,044	1.1%

Total	$92,350	100.0%	$94,416	100.0%

A hypothetical decrease of 10% in the market prices of each of the equity and commodity securities held at June 30, 2011 and December 31, 2010, would have resulted in a decrease of $9.2 million and $9.4 million, respectively, in the fair value of the equity securities portfolio.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
Due to the implementation of our 2011-2012 reinsurance program, we retained a maximum, pre-tax net liability of $157.6 million for the first catastrophic event up to $1.8 billion of losses. Refer to the table on page 29 for information with respect to subsequent catastrophic events coverage. If catastrophic losses result in a net operating loss for the 2011 tax year, we can carry back the net operating loss to the 2010 and 2009 tax years and recover all, or a portion of, income taxes paid in those years.
In the opinion of management, there have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 6. Exhibits

Exhibit No.	Exhibit
3.1	Registrant’s Restated Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (2)

3.3	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (2)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)

3.6	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (2)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 (4)

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 (4)

3.9	Amended and Restated Bylaws (5)

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Schedule of Investments

101.INS-XBRL	Instance Document

101.SCH-XBRL	Taxonomy Extension Schema Document

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

UNIVERSAL INSURANCE HOLDINGS, INC.
Date: August 5, 2011	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

/s/ George R. De Heer
George R. De Heer, Chief Financial Officer
(Principal Accounting Officer)