Form 10-Q
period 2011-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2011-11-08
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,992,769 shares of common stock, par value $0.01 per share, outstanding on November 2, 2011.

UNIVERSAL INSURANCE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of September 30, 2011 and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2011 and 2010 and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Blackman Kallick, LLP

Chicago, Illinois

November 8, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of September 30, 2011	As of December 31, 2010
ASSETS:
Cash and cash equivalents	$328,838	$147,585
Investment securities, at fair value	153,476	224,532
Prepaid reinsurance premiums	251,342	221,086
Reinsurance recoverables	77,545	79,552
Reinsurance receivable, net	49,816	37,607
Premiums receivable, net	50,580	43,622
Receivable from securities	5,585	17,556
Other receivables	2,910	2,864
Property and equipment, net	6,597	5,407
Deferred policy acquisition costs, net	13,013	9,446
Deferred income taxes	24,120	13,448
Other assets	3,126	1,132

Total assets	$966,948	$803,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$162,954	$158,929
Unearned premiums	375,779	328,334
Advance premium	21,639	19,840
Accounts payable	4,287	3,767
Bank overdraft	34,914	23,030
Payable for securities	17,667	—
Reinsurance payable, net	128,804	75,553
Income taxes payable	16,378	8,282
Dividends payable to shareholders	3,199	—
Other accrued expenses	22,322	23,150
Long-term debt	22,059	23,162

Total liabilities	810,002	664,047

Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares - 1,000
Issued shares - 108
Outstanding shares - 108
Minimum liquidation preference, $2.66 per share
Common stock, $.01 par value	410	404
Authorized shares - 55,000
Issued shares - 41,010 and 40,407
Outstanding shares - 39,993 and 39,388
Treasury shares, at cost - 1,018 and 1,019	(3,102)	(3,109)
Additional paid-in capital	35,549	33,675
Retained earnings	124,088	108,819

Total stockholders’ equity	156,946	139,790

Total liabilities and stockholders’ equity	$966,948	$803,837

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	0000000	0000000	0000000	0000000
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$171,370	$152,662	$558,024	$520,782
Ceded premiums written	(123,984)	(108,539)	(393,673)	(357,411)

Net premiums written	47,386	44,123	164,351	163,371
Decrease (increase) in net unearned premium	2,248	4,708	(17,189)	(39,865)

Premiums earned, net	49,634	48,831	147,162	123,506
Net investment income	122	66	358	377
Net realized gains on investments	5,884	6,149	12,496	11,893
Net unrealized (losses) gains on investments	(15,985)	6,281	(23,037)	6,281
Net foreign currency (losses) gains on investments	(455)	(8)	(384)	801
Commission revenue	5,192	4,423	14,313	13,469
Policy fees	3,535	3,525	12,110	12,000
Other revenue	1,486	1,468	4,400	3,489

Total premiums earned and other revenues	49,413	70,735	167,418	171,816

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	29,343	29,370	81,380	77,857
General and administrative expenses	18,827	20,053	48,598	43,631

Total operating costs and expenses	48,170	49,423	129,978	121,488

INCOME BEFORE INCOME TAXES	1,243	21,312	37,440	50,328
Income taxes, current	7,331	7,359	25,690	19,016
Income taxes, deferred	(7,063)	876	(10,672)	524

Income taxes, net	268	8,235	15,018	19,540

NET INCOME	$975	$13,077	$22,422	$30,788

Basic earnings per common share	$0.02	$0.33	$0.57	$0.78

Weighted average of common shares outstanding - Basic	39,190	39,167	39,177	39,076

Fully diluted earnings per common share	$0.02	$0.32	$0.55	$0.76

Weighted average of common shares outstanding - Diluted	40,330	40,276	40,536	40,386

Cash dividend declared per common share	$0.08	$—	$0.18	$0.22

	00000000	00000000	00000000	00000000

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Comprehensive Income:
Net income	$975	$13,077	$22,422	$30,788
Change in net unrealized gains (losses) on investments, net of tax	—	409	—	(558)

Comprehensive Income	$975	$13,486	$22,422	$30,230

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net Income	$22,422	$30,788
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	622	1,666
Depreciation	379	732
Amortization of cost of stock options	957	1,766
Amortization of non-vested shares	931	690
Net realized gains on investments	(12,496)	(11,893)
Net unrealized losses (gains) on investments	23,037	(6,281)
Net foreign currency losses (gains) on investments	384	(835)
Amortization of premium / accretion of discount, net	185	405
Deferred income taxes	(10,672)	885
Other	(21)	(21)
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(30,256)	(28,069)
Reinsurance recoverables	2,007	24,480
Reinsurance receivable, net	(12,209)	(9,608)
Premiums receivable, net	(7,578)	(12,819)
Accrued investment income	580	—
Other receivables	(629)	2,035
Income taxes recoverable	—	3,212
Deferred policy acquisition costs, net	(3,567)	(3,388)
Proceeds from sale of trading securities	661,809	395,288
Purchases of trading securities	(572,790)	(348,111)
Other assets	(1,428)	(150)
Unpaid losses and loss adjustment expenses	4,025	9,660
Unearned premiums	47,445	67,934
Accounts payable	519	323
Reinsurance payable, net	53,251	4,436
Income taxes payable	8,096	3,130
Other accrued expenses	(828)	1,732
Advance premium	1,799	3,879

Net cash provided by operating activities	175,974	131,866

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	63	33
Purchases of property, plant and equipment	(1,611)	(1,589)
Purchases of fixed maturities, available for sale	—	(129,141)
Proceeds from sales of fixed maturities, available for sale	—	116,238
Purchases of equity securities, available for sale	—	(80,730)
Proceeds from sales of equity securities, available for sale	—	70,681

Net cash used in investing activities	(1,548)	(24,508)

Cash flows from financing activities:
Bank overdraft	11,884	4,482
Preferred stock dividend	(15)	(15)
Common stock dividend	(3,939)	(8,617)
Issuance of common stock	—	7
Purchase of treasury shares	—	(3,724)
Excess tax benefits from stock-based compensation	—	3,660
Repayment of debt	(1,103)	(1,103)

Net cash provided by (used in) financing activities	6,827	(5,310)

Net increase in cash and cash equivalents	181,253	102,048
Cash and cash equivalents at beginning of period	147,585	192,924

Cash and cash equivalents at end of period	$328,838	$294,972

Supplemental cash flow disclosure
Dividends accrued	$3,199	$—
Interest	$744	$711
Income taxes	$13,513	$7,923

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH and its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”), the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in four states, including Florida, where a majority of the Company’s policies are in force. See Note 5, Insurance Operations, for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 31, 2011. The condensed consolidated balance sheet at December 31, 2010, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

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

To conform to the current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity. The Company reclassified $37.6 million of its reinsurance payable, net as of December 31, 2010, to reinsurance receivable, net upon discovery that the Company was offsetting receivables and payables with separate reinsurers. This correction represents a change in the presentation only of the Company’s Condensed Consolidated Balance Sheet as of December 31, 2010 and Condensed Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2010, and had no impact on earnings, equity or cash flows from operating, investing and financing activities. The following line items were adjusted (in thousands):

Condensed Consolidated Balance Sheet as of December 31, 2010

	As Reported	Reclassification	Adjusted
Receivable from reinsurers, net	$—	$37,607	$37,607
Total assets	$766,230	$37,607	$803,837
Payable to reinsurers, net	$37,946	$37,607	$75,553
Total liabilities	$626,440	$37,607	$664,047

Condensed Consolidated Statement of Cash Flows for the Nine Months

Ended September 30, 2010

Net change in assets and liabilities relating to operating activities:	As Reported	Reclassification	Adjusted
Reinsurance receivable, net	$—	$(9,608)	$(9,608)
Reinsurance payable, net	$(5,172)	$9,608	$4,436

2.	Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2010. The following are new or revised disclosures or disclosures required on a quarterly basis.

Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk, consisting principally of cash and cash equivalents, debt securities, premiums receivable, reinsurance receivable and reinsurance recoverables.

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

The Company maintains depository relationships with SunTrust Bank and Wells Fargo Bank N.A. It is the Company’s policy not to have a balance of more than $250 thousand for any of its affiliates at either institution on any given day to minimize exposure to a bank failure. Cash balances in excess of $250 thousand are transferred daily into custodial accounts with SunTrust Bank where cash is immediately invested into shares of Money Market Funds.

Cash and cash equivalents consist of checking, repurchase and money market accounts with carrying values as follows (in thousands):

	As of September 30, 2011
Institution	Cash	Money Market Funds	State Deposits	Total	%
U. S. Bank IT&C	$—	$41,275	$—	$41,275	12.6%
SunTrust Bank	580	—	—	580	0.2%
SunTrust Bank Institutional Asset Services	—	219,525	—	219,525	66.8%
Wells Fargo Bank N.A.	772	—	—	772	0.2%
Bank of New York Trust Fund (1)	—	62,873	—	62,873	19.1%
All Other Banking Institutions	1,210	3	2,600	3,813	1.2%

	$2,562	$323,676	$2,600	$328,838	100.0%

	As of December 31, 2010
Institution	Cash	Money Market Funds	State Deposits	Total	%
U. S. Bank IT&C	$—	$41,454	$—	$41,454	28.1%
SunTrust Bank	1,241	—	—	1,241	0.8%
SunTrust Bank Institutional Asset Services	—	89,724	—	89,724	60.8%
Wells Fargo Bank N.A.	780	—	—	780	0.5%
Bank of New York Trust Fund (1)	—	11,340	—	11,340	7.7%
All Other Banking Institutions	443	3	2,600	3,046	2.1%

	$2,464	$142,521	$2,600	$147,585	100.0%

(1)	Amounts held in trust include collateral contributed by the Company in connection with reinsurance contracts entered into between a segregated account owned and maintained by the Company and UPCIC.

See Note 4—Reinsurance for information about this arrangement.

All debt securities included in cash and cash equivalents as of September 30, 2011, and December 31, 2010, are direct obligations of the United States Treasury.

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

In order to reduce credit risk for amounts due from reinsurers, UPCIC seeks to do business with financially sound reinsurance companies and regularly evaluate the financial strength of all reinsurers used. Everest Reinsurance Company, the reinsurer to which UPCIC cedes the largest volume of premium, has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. UPCIC’s reinsurance portfolio contained the following authorized reinsurers that had reinsurance receivables, unsecured recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums whose aggregate balance exceeded 3% of UPCIC’s statutory surplus (in thousands):

	As of September 30,	As of December 31,
Reinsurer	2011	2010
Everest Reinsurance Company	$308,384	$265,549
Florida Hurricane Catastrophe Fund	—	32,849

Total	$308,384	$298,398

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB “) issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only; therefore, the adoption had no impact on the Company’s results of operations or financial position.

3.	Investments

The following table provides the Company’s investment holdings by type of instrument as of the periods presented (in thousands):

	As of September 30, 2011			As of December 31, 2010
	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value
Cash equivalents (1) (2)	$326,276	$326,276	$326,276	$145,121	$145,121	$145,121
Trading portfolio:
Debt securities:
U.S. government securities obligations and agencies (2)	3,182	3,711	3,711	138,086	130,116	130,116
Foreign government bonds	54,353	54,352	54,352	—	—	—
Equity securities:
Common stock:
Metals and mining	42,344	30,829	30,829	22,638	25,752	25,752
Other	20,749	16,173	16,173	344	362	362
Exchange-traded and mutual funds:
Metals and mining	26,534	23,295	23,295	32,736	42,209	42,209
Agriculture	17,699	15,411	15,411	10,961	14,877	14,877
Energy	9,206	8,333	8,333	5,798	5,559	5,559
Indices	1,483	1,372	1,372	11,047	4,613	4,613
Other	—	—	—	1,029	1,044	1,044
Derivatives: (3)
Non-hedging instruments	768	1,545	1,545	419	182	182
Other investments (3) (4)	413	366	366	—	—	—

Total trading portfolio investments	176,731	155,387	155,387	223,058	224,714	224,714

Total investments	$503,007	$481,663	$481,663	$368,179	$369,835	$369,835

(1)	Cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury or money-market accounts that invest in direct obligations of the U.S. Treasury.
(2)	The Company is required by various state laws and regulations to maintain certain securities on deposit in depositary accounts with the states in which we do business. As of September 30, 2011 and December 31, 2010, securities having fair values of $3.7 million and $3.4 million, respectively were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit.
(3)	Derivatives and other investments are in included in other assets in the consolidated balance sheets.
(4)	Other investments represent physical metals held by the Company.

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 13 – Fair Value Measurements.

The following table provides investment income comprised primarily of interest and dividends (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash and equivalents	$203	$58	$253	$109
Debt securities	13	164	481	710
Equity securities	76	17	136	37

Total investment income	292	239	870	856
Less: Investment expenses	(170)	(173)	(512)	(479)

Net investment income	$122	$66	$358	$377

Trading Portfolio

The following table provides the effect of trading activities on the Company’s results of operations by type of instrument and by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Realized gains(losses) on investments
Debt securities	$—	$2,521	$(3,616)	$2,521
Equity securities	5,669	3,726	16,535	3,726
Derivatives (non-hedging instruments)	215	(98)	(423)	(98)

Total realized gains on trading portfolio	5,884	6,149	12,496	6,149
Unrealized gains (losses) on investments
Debt securities	112	423	8,372	423
Equity securities	(17,504)	6,497	(32,398)	6,497
Derivatives (non-hedging instruments)	1,454	17	1,036	17
Other	(47)	—	(47)	—

Total unrealized gains (losses) on trading portfolio	(15,985)	6,937	(23,037)	6,937

Net (losses) gains recognized on trading securities	$(10,101)	$13,086	$(10,541)	$13,086

The preceding table represents alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in a trading portfolio.

Securities Available-for-sale

The following table provides information related available-for-sale securities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales proceeds (fair value)	n/a	n/a	n/a	$195,329
Gross realized gains	n/a	n/a	n/a	$9,090
Gross realized losses	n/a	n/a	n/a	$(938)
Other than temporary losses	n/a	n/a	n/a	$(2,408)

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010. Net unrealized losses of $656 thousand were reflected as a transfer as of July 1, 2010, and recognized in earnings and included under the caption “Unrealized Gains on Investments” in the Consolidated Statement of Income. The net unrealized loss of $656 thousand was comprised of $1.2 million in unrealized losses, offset by $573 thousand of unrealized gains.

4.	Reinsurance

UPCIC seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. UPCIC is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. UPCIC also remains responsible for the settlement of insured losses notwithstanding the failure of any of its reinsurers to make payments otherwise due to UPCIC.

UPCIC’s in-force policyholder coverage for windstorm exposures as of September 30, 2011, was approximately $129.2 billion.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$171,370	$175,858	$59,789	$152,662	$162,093	$59,512
Ceded	(123,984)	(126,224)	(30,446)	(108,539)	(113,262)	(30,142)

Net	$47,386	$49,634	$29,343	$44,123	$48,831	$29,370

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$558,024	$510,579	$166,280	$520,782	$452,848	$156,537
Ceded	(393,673)	(363,417)	(84,900)	(357,411)	(329,342)	(78,680)

Net	$164,351	$147,162	$81,380	$163,371	$123,506	$77,857

The following prepaid reinsurance premiums and reinsurance recoverables are reflected in the Condensed Consolidated Balance Sheets (in thousands):

	As of September 30, 2011	As of December 31, 2010
Prepaid reinsurance premiums	$251,342	$221,086

Reinsurance recoverable on unpaid losses and LAE	$76,659	$79,114
Reinsurance recoverable on paid losses	886	438

Reinsurance recoverables	$77,545	$79,552

Segregated Account T25

The Company owns and maintains a segregated account, Segregated Account T25 - Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”) established by a third-party reinsurer in accordance with Bermuda law. T25 enters into underlying excess catastrophe contracts with UPCIC for the purpose of assuming the risk of certain policies issued by UPCIC, covering certain loss occurrences including hurricanes. The Company secures the obligations of T25 to UPCIC under these contracts by contributing the amount of T25’s liability for losses, net of UPCIC’s required premium payments, to a trust account as collateral. The collateral will be used to pay any claims that may arise in the event of the occurrence of covered events. Transactions related to this arrangement are eliminated in consolidation, however, and the amount of collateral is held in trust for the benefit of UPCIC until the occurrence of a covered event, expiration or termination of the agreement between T25 and UPCIC.

On May 31, 2011, T25 and UPCIC mutually agreed to a Commutation and Settlement Agreement related to the underlying Property Catastrophe Excess of Loss Reinsurance Contract that was effective January 1, 2011. A replacement contract was entered into between the parties on June 1, 2011, as part of UPCIC’s reinsurance program in effect for the period June 1, 2011, through May 31, 2012. In conjunction with entering into the replacement contract, the Company contributed additional funds to T25 due to the increased reinsurance coverage and collateral requirements. The amount of collateral in the trust account at September 30, 2011, was $63.0 million.

5.	Insurance Operations

The Company’s primary product is homeowners’ insurance currently offered by UPCIC in four states, including Florida, which represented 98% of policies-in-force as of September 30, 2011, and December 31, 2010. As of September 30, 2011 and December 31, 2010, 32% of the policies-in-force are in Miami-Dade, Broward and Palm Beach counties.

Deferred Policy Acquisition Costs

The following table provides the beginning and ending balances and the changes in deferred policy acquisition costs (“DPAC”), net of deferred ceding commission (“DCC”), for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
DPAC, beginning of period	$59,129	$58,151	$50,128	$43,971
Capitalized costs during the period	30,759	27,742	87,551	78,703
Amortization of DPAC during the period (1)	(30,332)	(30,112)	(78,123)	(66,893)

DPAC, end of period	$59,556	$55,781	$59,556	$55,781

DCC, beginning of period	$(47,103)	$(44,109)	$(40,682)	$(34,506)
Ceding commissions written during the period	(21,220)	(18,912)	(69,109)	(64,554)
Earned Ceding Commissions during the period	21,780	20,093	63,248	56,132

DCC, end of period	$(46,543)	$(42,928)	$(46,543)	$(42,928)

DPAC (DCC), net, beginning of period	$12,026	$14,042	$9,446	$9,465
Capitalized costs, net during the period	9,539	8,830	18,442	14,149
Amortization of DPAC (DCC), net during the period (1)	(8,552)	(10,019)	(14,875)	(10,761)

DPAC (DCC), net, end of period	$13,013	$12,853	$13,013	$12,853

(1)	Includes amortization of agent commissions of $22.8 million and $23.0 million for the three months ended September 30, 2011 and 2010 and $59.5 million and $53.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$155,375	$128,903	$158,929	$127,198
Less reinsurance recoverable	76,307	63,451	79,114	62,901

Net balance at beginning of period	$79,068	$65,452	$79,815	$64,297

Incurred related to:
Current year	$24,975	$29,063	$76,897	$77,905
Prior years	4,368	307	4,483	(48)

Total incurred	$29,343	$29,370	$81,380	$77,857

Paid related to:
Current year	$15,244	$17,091	$30,119	$34,614
Prior years	9,587	8,095	47,496	37,903

Total paid	$24,831	$25,186	$77,615	$72,517

Net balance at end of period	83,580	69,636	83,580	69,636
Plus reinsurance recoverable	79,374	67,221	79,374	67,221

Balance at end of period	$162,954	$136,857	$162,954	$136,857

As a result of changes in estimates of insured events in prior years, the provision of losses and LAE, net of related reinsurance recoverables increased principally as a result of actual loss development on prior year non-catastrophe losses. The Company has created a proprietary claims analysis tool (P2P) to analyze and calculate reserves. P2P is a custom built application by UPCIC that aggregates, analyzes and forecasts reserves based on historical data that spans more than a decade. It identifies historical claims data using the same “like kind and quality” variables that exist in present claims and sets forth appropriate, more accurate reserves on current claims. P2P is reviewed by UPCIC management on a weekly basis in reviewing the topography of existing and incoming claims. P2P will be analyzed at each quarter’s end and adjustments to reserves are made at an aggregate level when appropriate.

Regulatory Requirements

The Company’s regulated subsidiaries, UPCIC and American Platinum Property and Casualty Insurance Company (“APPCIC”), are subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”). These standards require the subsidiaries to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which could be paid is $2.5 million from UPCIC and $1.2 million from APPCIC. For the nine months ended September 30, 2011, no dividends were paid from UPCIC or APPCIC to their parent company.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. Ten percent of UPCIC’s total liabilities were $42.9 million and $32.9 million at September 30, 2011, and December 31, 2010, respectively. Ten percent of APPCIC’s total liabilities were $64 thousand and $83 thousand at September 30, 2011 and December 31, 2010, respectively. UPCIC’s statutory capital and surplus was $95.6 million and $115.9 million at September 30, 2011, and December 31, 2010, respectively. APPCIC’s statutory capital and surplus was $9.4 million and $11.3 million at September 30, 2011, and December 31, 2010, respectively. At such dates, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratio and have met those requirements at such dates.

Through Universal Insurance Holdings Company of Florida, UPCIC’s parent company, UIH made capital contributions of $5.0 million and $12.0 million to UPCIC in June 2011, and September 2011, respectively.

6.	Share-Based Compensation

Stock Options

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Compensation expense:
Stock options	$501	$314	$957	$1,767
Non-vested shares	468	234	931	690

Total	$969	$548	$1,888	$2,457

Deferred tax benefits:
Stock options	$193	$121	$369	$682
Non-vested shares	—	90	—	266

Total	$193	$211	$369	$948

Total unrecognized compensation expense related to stock options was $2.1 million at September 30, 2011, to be recognized over a weighted-average period of approximately 1.6 years. Total unrecognized compensation expense related to non-vested shares of Company common stock was $1.4 million at September 30, 2011, to be recognized over a weighted-average period of approximately 1 year.

The following table provides certain information related to stock options and non-vested shares (in thousands, except per share data):

	Three Months Ended September 30, 2011
	Stock Options			Non-vested Shares
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2011	6,880	$4.68			801	$5.67
Granted	—	—			—	—
Forfeited	—	—			—	—
Exercised	—	—			—	—
Vested	—	—			—	—
Expired	—	—			—	—

Outstanding as of September 30, 2011	6,880	$4.68	$1,797	3.0	801	$5.67

Exercisable as of September 30, 2011	5,285	$4.66	$1,797	2.0

	Nine Months Ended September 30, 2011
	Stock Options			Non-vested Shares
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	5,385	$4.68			300	$5.84
Granted	1,495	4.70			600	5.61
Forfeited	—	—			—	—
Exercised	—	—			—	—
Vested	—	—			(99)	5.84
Expired	—	—			—	—

Outstanding as of September 30, 2011	6,880	$4.68	$1,797	3.0	801	$5.67

Exercisable as of September 30, 2011	5,285	$4.66	$1,797	2.0

On June 23, 2011, the Company granted options to purchase an aggregate of 1,495 thousand shares of common stock to the Company’s directors (225 thousand shares), executive officers (675 thousand shares) and management (595 thousand shares). Options granted to directors vest in full on the earlier of (i) the first anniversary of the date of grant, and (ii) the first annual meeting of the Company’s shareholders, following the date of grant, at which the shareholders elect or reelect any directors to the Board. Options granted to executive officers and management vest as follows: (i) one third on the six (6) month anniversary of the date of grant, (ii) one third on the one (1) year anniversary of the date of grant, and (iii) one third on the two (2) year anniversary of the date of grant. The options have an exercise price of $4.70 per share and expire on June 23, 2016 for directors and June 23, 2018 for executive officers and management.

Effective May 11, 2011, the Company issued 600 thousand shares of performance-based restricted common stock at a price of $5.61 per share to its Senior Vice President and Chief Operating Officer. Shares of 200 thousand vest on each of the first, second and third anniversary of the grant date which is March 28, 2011.

7.	Stockholders’ Equity

Dividends

On January 6, 2011, the Company declared a dividend of $0.10 per share on its outstanding common stock paid on April 7, 2011, to the Company’s shareholders of record at the close of business on March 11, 2011.

On August 15, 2011, the Company declared a dividend of $0.08 per share on its outstanding common stock paid on October 6, 2011, to the Company’s shareholders of record at the close of business on September 16, 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Claims adjusting fees	$91	$120	$521	$360

9. Income Taxes

Deferred income taxes represent the temporary differences between the GAAP and tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows for the periods presented (in thousands):

	As of September 30,	As of December 31,
	2011	2010
Deferred income tax assets:
Unearned premiums	$9,600	$8,274
Advanced premiums	1,620	1,460
Unpaid losses	2,379	2,194
Regulatory assessments	—	182
Executive compensation	1,211	1,312
Stock option expense	3,836	3,467
Accrued wages	906	357
Allowance for uncollectible receivables	60	43
Additional tax basis of securities	1,106	172
Recognition of OTTI	—	307
Market value losses on trading securities	8,422	—

Total deferred income tax assets	29,140	17,768

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(5,020)	(3,644)
Market value gains on trading securities	—	(676)

Total deferred income tax liabilities	(5,020)	(4,320)

Net deferred income tax asset	$24,120	$13,448

Tax years that remain open for purposes of examination of the Company’s income tax liability due to tax authorities, include the years ended December 31, 2010, 2009 and 2008.

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases resulting from:
Disallowed meals & entertainment	1.3%	0.1%	0.1%	0.3%
Disallowed compensation	25.4%	0.4%	2.0%	0.5%
True-up to prior year tax returns	-43.2%	—	-1.3%	—
State income tax, net of federal tax benefit (1)	3.6%	3.6%	3.6%	3.6%
Other, net	-0.5%	-0.5%	0.6%	-0.6%

Effective tax rate	21.6%	38.6%	40.0%	38.8%

(1)	Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

10.	Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised.

The following tables reconcile the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the three and nine-month periods ended September 30, 2011, and 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for EPS:
Net income	$975	$13,077	$22,422	$30,788
Less: Preferred stock dividends	(5)	(5)	(15)	(15)

Income available to common stockholders	$970	$13,072	$22,407	$30,773
Denominator for EPS:
Weighted average common shares outstanding	39,190	39,167	39,177	39,076
Plus: Assumed conversion of stock-based compensation	651	949	871	1,150
Assumed conversion of preferred stock	489	160	489	160

Weighted average diluted common shares outstanding	40,330	40,276	40,536	40,386
Basic earnings per common share	$0.02	$0.33	$0.57	$0.78
Diluted earnings per common share	$0.02	$0.32	$0.55	$0.76

11.	Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis are as follows (in thousands):

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Net unrealized gains on available-for-sale investments arising during the periods	$—	$—	$—	$—	$—	$—
Less: realized gains on investments	—	—	—	—	—	—
Less: reclassification of unrealized losses relating to the reclassification of investment portfolio to trading from available-for-sale	—	—	—	(656)	253	(403)
Less: realized foreign currency gains on investments	—	—	—	—	—	—
Less: other	—	—	—	(9)	3	(6)

Change in net unrealized gains on available-for-sale investments	—	—	—	(665)	257	(408)

Other comprehensive (loss) income	$—	$—	$—	$(665)	$257	$(408)

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Net unrealized gains on available-for-sale investments arising during the periods	$—	$—	$—	$4,979	$(1,921)	$3,058
Less: realized gains on investments	—	—	—	5,744	(2,216)	3,528
Less: reclassification of unrealized losses relating to the reclassification of investment portfolio to trading from available-for-sale	—	—	—	(656)	253	(403)
Less: realized foreign currency gains on investments	—	—	—	809	(312)	497
Less: other	—	—	—	(9)	3	(6)

Change in net unrealized gains on available-for-sale investments	—	—	—	(909)	351	(558)

Other comprehensive (loss) income	$—	$—	$—	$(909)	$351	$(558)

There were no amounts of other comprehensive income for the three and nine month periods ended September 30, 2011.

12.	Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain employees which are in effect as of September 30, 2011. The agreements provide for minimum salaries, which may be subject to annual percentage increases, and non-equity incentive compensation for certain executives based on pre-tax or net income levels attained by the Company. The agreements also provide for payments contingent upon the occurrence of certain events. The following table provides the amount of commitments and contingent payments the Company is obligated to pay in the form of salaries and non-equity incentive compensation under these agreements (in thousands):

	As of September 30, 2011
	Salaries	Non-equity incentive compensation
Commitments	$15,282	$11,836
Contingent payments upon certain events:
Termination	$6,291	$5,302
Change in control	$14,316	$9,354
Death	$8,046	$8,003
Disability	$4,938	$2,582

Operating Leases

The Company has leases for certain computer equipment, software and office space. The Company reported in its Annual Report on Form 10-K for the year ended December 31, 2010, a schedule of future minimum rental payments required under the non-cancelable operating leases.

Litigation

Certain lawsuits have been filed against the Company. These lawsuits involve matters that are routine litigation incidental to the claims aspect of the Company’s business for which estimated losses are included in Unpaid Losses and Loss Adjustment Expenses in the Company’s Consolidated Financial Statements. In the opinion of management, these lawsuits are not material individually or in the aggregate to the Company’s financial position or results of operations. Accruals made or assessments of materiality of disclosure related to probable or possible losses do not consider any anticipated insurance proceeds.

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

U.S. government obligations and agencies: Comprise U.S. Treasury Bills or Notes. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Foreign government bonds: Comprise actively traded fixed-rate bonds of foreign governments rated AAA. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

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

Level 2

U.S. government obligations and agencies: Comprise U.S. Treasury Inflation Protected Securities (TIPS). The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.

Derivatives: The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets in markets that are not active or highly active.

As required by GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect their placement within the fair value hierarchy levels.

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents	$326,276	$—	$—	$326,276
Trading portfolio:
Debt securities:
U.S. government securities obligations and agencies	175	3,536	—	3,711
Foreign government bonds	54,352	—	—	54,352
Equity securities:
Common stock:
Metals and mining	30,829	—	—	30,829
Other	16,173	—	—	16,173
Exchange-traded and mutual funds:
Metals and mining	23,295	—	—	23,295
Agriculture	15,411	—	—	15,411
Energy	8,333	—	—	8,333
Indices	1,372	—	—	1,372
Derivatives:
Non-hedging instruments	—	1,545	—	1,545
Other investments	366	—	—	366

Total trading portfolio investments	150,306	5,081	—	155,387

Total investments	$476,582	$5,081	$—	$481,663

	Fair Value Measurements As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash equivalents	$145,121	$—	$—	$145,121
Trading portfolio:
Debt securities:
U.S. government securities obligations and agencies	179	129,937	—	130,116
Equity securities:
Common stock:
Metals and mining	25,752	—	—	25,752
Other	362	—	—	362
Exchange-traded and mutual funds:
Metals and mining	42,209	—	—	42,209
Agriculture	14,877	—	—	14,877
Energy	5,559	—	—	5,559
Indices	4,613	—	—	4,613
Other	1,044	—	—	1,044
Derivatives:
Non-hedging instruments	—	182	—	182

Total trading portfolio investments	94,595	130,119	—	224,714

Total investments	$239,716	$130,119	$—	$369,835

The Company did not have any transfers between Level 1 and Level 2 for the nine-month periods ended September 30, 2011, and 2010.

The following table summarizes the carrying value, net unrealized gains (losses) and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands):

	As of September 30, 2011 Fair Value Measurements
	Carrying value	Net unrealized Gains/(Losses)	Estimated Fair Value
Assets:
Cash	$2,562	$—	$2,562

	$2,562	$—	$2,562

Liabilities:
Long-term debt	$22,059	$(4,481)	$17,578

	$22,059	$(4,481)	$17,578

	As of December 31, 2010 Fair Value Measurements
	Carrying value	Net unrealized Gains/(Losses)	Estimated Fair Value
Assets:
Cash	$2,464	$—	$2,464

	$2,464	$—	$2,464

Liabilities:
Long-term debt	$23,162	$(4,063)	$19,099

	$23,162	$(4,063)	$19,099

The carrying value of cash approximates fair value due to its liquid nature.

The carrying value of long-term debt was determined from the expected cash flows discounted using the interest rate quoted by the issuer of the note, the State Board of Administration of Florida (“SBA”) which is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.

14.	Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of September 30, 2011 except the following.

In consultation with the OIR, UPCIC has offered to segregate from its general operating funds an amount equivalent to its anticipated future reinsurance premiums under the arrangement with T25 and UPCIC described in Note 4 “Reinsurance.” On October 28, 2011, UPCIC remitted $45.5 million as a deposit with the Florida Department of Financial Services. According to the terms of the reinsurance contract, UPCIC will pay approximately half of the deposited amount to T25 on or about January 1, 2012 and the remaining amount on or about April 1, 2012. Alternatively, UPCIC anticipates that it will propose to commute the existing contract in December 2011. The commutation would result in the entire deposit being returned to UPCIC in December or being used to support a replacement contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. and its subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

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

Overview

Universal Insurance Holdings, Inc. (“UIH”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”), we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners’ insurance currently offered in four states, including the State of Florida, which represented 98% of the 595 thousand policies-in-force as of September 30, 2011, and 98% of the 584 thousand policies-in-force as of December 31, 2010. As for the geographic distribution of business within Florida as of September 30, 2011, and December 31, 2010, 32% of the policies-in-force are in Miami-Dade, Broward and Palm Beach Counties. Risk from catastrophic losses is managed through the use of reinsurance agreements.

We generate revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.

2011 Developments

On October 28, 2011, UPCIC remitted $45.5 million as a deposit with the Florida Department of Financial Services. In consultation with the Florida Office of Insurance Regulation (“OIR”), UPCIC has offered to segregate from its general operating funds an amount equivalent to its anticipated future reinsurance premiums under the arrangement with T25 and UPCIC, as described below under 2011-2012 Reinsurance Program. See Liquidity and Capital resources for further discussion regarding this arrangement.

UPCIC filed a premium rate change for its Dwelling Fire insurance program with the OIR on September 23, 2011. The rate increase, which will result in an average rate increase of approximately 8.8% statewide, is still pending approval by OIR. Also included in the filing was a proposal to remove sinkhole coverage from the base policy. The sinkhole coverage and form changes filed for Dwelling Fire are similar in nature to those filed for Homeowners described below. An effective date of December 22, 2011 was requested in the filing.

UPCIC filed a premium rate change for its Homeowners insurance program with the OIR on September 21, 2011. The rate increase, which will result in an average rate increase of approximately 14.8% statewide, is still pending approval by OIR. UPCIC also filed to remove Sinkhole from the standard HO3 & HO8 policy and offer the coverage via endorsement for an additional surcharge, and a mandatory 10% deductible, to those policyholders that meet the proposed eligibility standards. An effective date of December 21, 2011 was requested for new and renewal business, although notification requirements for the sinkhole coverage change will dictate the effective date for renewal business depending on the date of approval. A forms filing was made immediately after the rate filing to segregate the sinkhole coverage and to include updated policy language as a result of the property insurance bill which became law in May, 2011 (Senate Bill 408).

On August 17, 2011, we announced that the Georgia department of insurance approved the homeowners’ rates and forms of its wholly-owned subsidiary, UPCIC. UPCIC expects to begin to write homeowners’ insurance in Georgia in the near future.

On August 15, 2011, we declared a cash dividend of $0.08 per share on our outstanding common stock, payable on October 6, 2011, to shareholders of record at the close of business on September 16, 2011.

During the second quarter, UPCIC completed its 2011-2012 reinsurance program effective June 1, 2011. See 2011-2012 Reinsurance Program below for a description of that program.

During the second quarter, American Platinum Property and Casualty Insurance Company (“APPCIC,”) received approval of its rate filing from the OIR. APPCIC intends to write homeowners’ multi-peril and inland marine insurance on Florida homes valued in excess of $1 million, which are limits and coverages currently not targeted by UPCIC.

On January 6, 2011, we declared a cash dividend of $0.10 per share on our outstanding common stock payable on April 7, 2011, to shareholders of record at the close of business on March 11, 2011.

UPCIC filed a premium rate change for its Homeowners’ insurance programs with the Florida Office of Insurance Regulation (“OIR”) on November 5, 2010. The rate increase, which will result in an average rate increase of approximately 14.9 percent statewide, was approved by the OIR on February 3, 2011. The effective dates for the rate increase are February 7, 2011 for new business and March 28, 2011 for renewal business. We expect the approved premium rate increases to have a positive effect on premiums written and earned in future months as new and renewal policies are written at the higher rates.

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

The total cost of our multiple line excess reinsurance program effective June 1, 2011 through May 31, 2012 is $4 million of which our cost is 50%, or $2 million and the quota share reinsurers’ cost is the remaining 50%. The total cost of our property per risk reinsurance program effective June 1, 2011 through May 31, 2012 is $575 thousand.

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

Effective June 1, 2011 through May 31, 2012, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC’s net retention through three catastrophe events including hurricanes, as follows:

	2nd Event	3rd Event
Coverage	$140.2 million in excess of $44.8 million each loss occurrence subject to an otherwise recoverable amount of $140.2 million (placed 100%)	$155.0 million in excess of $30.0 million each loss occurrence subject to an otherwise recoverable amount of $310.0 million (placed 100%)
Deposit premium (100%)	$27.8 million	$11.9 million
Minimum premium (100%)	$22.2 million	$9.5 million
Premium rate -% of total insured value	0.021863%	0.009400%

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (“SBA”). Under the reimbursement agreement, the FHCF would reimburse UPCIC, for each loss occurrence during the contract year, for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses, subject to an aggregate contract limit. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2011 to May 31, 2012, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF. UPCIC’s estimate of its traditional FHCF coverage is based upon UPCIC’s exposure in-force as of June 30, 2011, as reported by UPCIC to the FHCF on September 1, 2011 and is 90% of $1.172 billion in excess of $457 million. The estimated premium for this coverage is $73.3 million.

Also at June 1, 2011, the FHCF made available, and UPCIC obtained, $10.0 million of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive (“ICBUI”) Program offered by the FHCF, such as UPCIC. This particular layer of coverage at June 1, 2011 is $10.0 million in excess of $34.8 million. The premium for this coverage is $5.0 million.

On October 28, 2011, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly. The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2011—2012 contract year is projected to be $15.17 billion over the 12-month period following the estimate. The SBA also referred to its report entitled, “October 18, 2011 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity. The Report estimated that the FHCF’s loss reimbursement capacity range is $12.17 billion to $18.17 billion. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for the 2011—2012 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity. The aggregate cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity.

The total cost of UPCIC’s multiple line excess and property per risk reinsurance program effective June 1, 2011 through May 31, 2012 is $4.575 million, of which UPCIC’s cost is $2.575 million, and the quota share reinsurer’s cost is the remaining $2.0 million. The total cost of UPCIC’s underlying excess catastrophe contract with T25 (see below) is $111.4 million, subject to a potential return premium of $83.4 million, which is eliminated in consolidation. The total cost of UPCIC’s private catastrophe reinsurance program effective June 1, 2011 through May 31, 2012 is $135.8 million, of which UPCIC’s cost is 50%, or $67.9 million, and the quota share reinsurer’s cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above, the cost of which is $22.4 million. UPCIC’s cost of the subsequent catastrophe event excess of loss reinsurance is $19.8 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2011 hurricane season is $73.3 million of which UPCIC’s cost is 50%, or $36.7 million, and the quota share reinsurer’s cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program offered by the FHCF, the premium for which is $5.0 million, of which UPCIC’s cost is 50%, or $2.5 million, and the quota share reinsurer’s cost is the remaining 50%.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program, which could have a material adverse effect on UPCIC’s and our business, financial condition and results of operations.

UPCIC estimates, based upon its in-force exposures as of September 30, 2011, it had coverage to approximately the 123-year Probable Maximum Loss (PML), modeled using AIR CLASIC/2 v.11.0, long term, without demand surge. Recently, AIR updated its catastrophe model and outlook of risk with the release of its new version, AIR CLASIC/2 v12.04. UPCIC estimates, based on its in-force exposures as of September 30, 2011, that it had coverage to approximately the 89-year PML, modeled using AIR CLASIC/2 v.12.04, long term, without demand surge. Additionally, from time to time, UPCIC uses estimates from other catastrophe modeling vendors to estimate its PML. UPCIC estimates based upon its in-force exposures as of June 1, 2011, that it had coverage to approximately the 126-year PML, modeled using RMS’s new release of its RiskLink model, v11, long term, without loss amplification. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models produce loss estimates that are qualified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 123-year, 89-year and 126-year PML represents a 0.81%, 1.12% and 0.79% Annual Probability of Exceedance, respectively, for AIR v11.0, AIR v12.04 and RMS v11). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

UPCIC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers on an automatic basis under reinsurance contracts. The reinsurance arrangements are intended to provide UPCIC with the ability to limit its exposure to losses within its capital resources. Such reinsurance includes quota share, excess of loss and catastrophe forms of reinsurance. UPCIC submits the reinsurance program annually for regulatory review to the OIR.

In the event of catastrophic losses in the future, there could be a material adverse impact on our Financial Statements. With the implementation of our 2011-2012 reinsurance program, we retained a maximum, pre-tax net liability of $157.6 million for the first catastrophic event up to $1.781 billion of losses. Refer to the preceding table for information with respect to subsequent catastrophic events coverage. If catastrophic losses result in a net operating loss for the 2011 tax year, we can carry back the net operating loss to the 2010 and 2009 tax years and recover all, or a portion of, income taxes paid in those years.

In addition to coverage obtained by UPCIC under the reinsurance programs, the ultimate parent of UPCIC obtained $60.0 million of coverage via a catastrophe risk-linked transaction contract, effective June 1, 2011 through December 31, 2011, in the event UPCIC’s catastrophe coverage is exhausted. The total cost of the risk-linked transaction contract is $8.7 million.

Segregated Account T25

UIH owns and maintains a segregated account, Segregated Account T25—Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”) established by a third-party reinsurer in accordance with Bermuda law. T25 enters into underlying excess catastrophe contracts with UPCIC for the purpose of assuming the risk of certain policies issued by UPCIC, covering certain loss occurrences including hurricanes. UIH secures the obligations of T25 to UPCIC under these contracts by contributing the amount of T25’s liability for losses, net of UPCIC’s required premium payments, to a trust account as collateral. The collateral will be used to pay any claims that may arise in the event of the occurrence of covered events. Transactions related to this arrangement are eliminated in consolidation; however, the amount of collateral is held in trust for the benefit of UPCIC until the occurrence of a covered event, expiration or termination of the agreement between T25 and UPCIC.

UPCIC and T25 mutually agreed to a Commutation and Settlement Agreement on May 31, 2011, related to the underlying Property Catastrophe Excess of Loss Reinsurance Contract that was effective January 1, 2011. A replacement contract was entered into between the parties on June 1, 2011 as part of UPCIC’s reinsurance program in effect for the period June 1, 2011, through May 31, 2012. In conjunction with entering into the replacement contract, UIH contributed additional funds to T25 due to the increased reinsurance coverage and collateral requirements. The amount of collateral in the trust account at September 30, 2011 was $63.0 million.

Results of Operations - Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

The following table summarizes changes in each component of our Statement of Income for the three months ended September 30, 2011, compared to the same period in 2010 (in thousands):

	Three Months Ended September 30,		Change
	2011	2010	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$171,370	$152,662	$18,708	12.3%
Ceded premiums written	(123,984)	(108,539)	(15,445)	14.2%

Net premiums written	47,386	44,123	3,263	7.4%
Decrease in net unearned premium	2,248	4,708	(2,460)	NM

Premiums earned, net	49,634	48,831	803	1.6%
Net investment income	122	66	56	84.8%
Net realized gains on investments	5,884	6,149	(265)	-4.3%
Net unrealized (losses) gains on investments	(15,985)	6,281	(22,266)	NM
Net foreign currency losses on investments	(455)	(8)	(447)	NM
Commission revenue	5,192	4,423	769	17.4%
Policy fees	3,535	3,525	10	0.3%
Other revenue	1,486	1,468	18	1.2%

Total premiums earned and other revenues	49,413	70,735	(21,322)	-30.1%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	29,343	29,370	(27)	-0.1%
General and administrative expenses	18,827	20,053	(1,226)	-6.1%

Total operating costs and expenses	48,170	49,423	(1,253)	-2.5%

INCOME BEFORE INCOME TAXES	1,243	21,312	(20,069)	-94.2%
Income taxes, current	7,331	7,359	(28)	-0.4%
Income taxes, deferred	(7,063)	876	(7,939)	NM

Income taxes, net	268	8,235	(7,967)	-96.7%

NET INCOME	$975	$13,077	$(12,102)	-92.5%

Net income decreased by $12.1 million, or 92.5% primarily as a result of unrealized trading losses in our investment portfolio. These losses reflect a particularly steep decline in the equity markets as a whole during the quarter ended September 2011.

The increase in net earned premiums of $803 thousand, or 1.6%, was due to an increase in the number of policies written generated by our agent network and the rate increases which became effective in February 2011, as well as those that became effective in the latter part of 2009. These rate increases have had a positive effect on premium generated by renewal policies. The benefit from these factors was partially offset by an increase in the number of policies-in-force eligible for wind mitigation credits.

The following table reflects the effect of wind mitigation credits received by UPCIC policyholders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$ 6,285	$ 487,866	1.3%
12/31/2007	11.8%	$ 31,952	$ 500,136	6.0%
3/31/2008	16.9%	$ 52,398	$ 501,523	9.5%
6/30/2008	21.3%	$ 74,186	$ 508,412	12.7%
9/30/2008	27.3%	$ 97,802	$ 515,560	16.0%
12/31/2008	31.1%	$ 123,525	$ 514,011	19.4%
3/31/2009	36.3%	$ 158,230	$ 530,030	23.0%
6/30/2009	40.4%	$ 188,053	$ 544,646	25.7%
9/30/2009	43.0%	$ 210,292	$ 554,379	27.5%
12/31/2009	45.2%	$ 219,974	$ 556,557	28.3%
3/31/2010	47.8%	$ 235,718	$ 569,870	29.3%
6/30/2010	50.9%	$ 281,386	$ 620,277	31.2%
9/30/2010	52.4%	$ 291,306	$ 634,285	31.5%
12/31/2010	54.2%	$ 309,858	$ 648,408	32.3%
3/31/2011	55.8%	$ 325,511	$ 660,303	33.0%
6/30/2011	56.4%	$ 322,640	$ 673,951	32.4%
9/30/2011	57.1%	$ 324,313	$ 691,031	31.9%

Net unrealized losses on investments of $16.0 million, recorded during the three months ended September 30, 2011, reflect the net decrease in value of investments held in our trading portfolio as of September 30, 2011. These unrealized losses in the trading portfolio during the three months ended September 30, 2011, were partially offset by realized gains of $5.9 million recorded during the same period. The unrealized losses reflect a particularly steep decline in the equity markets as a whole during the quarter ended September 2011. We will continue to record future changes in the market value of our trading portfolio directly to earnings as unrealized gains and losses on investments. All investment securities held at June 30, 2010, were classified as available-for-sale with net unrealized losses reflected in Accumulated Other Comprehensive Income in the Condensed Consolidated Statement of Financial Condition. During 2010, management evaluated the trading activity of our investment portfolio, investing strategy and overall investment program. As a result of this evaluation, we reclassified the available-for-sale portfolio as a trading portfolio effective July 1, 2010. Since July 1, 2010, changes in the market value of our trading portfolio are recorded directly to revenues as unrealized gains or losses on investments. In previous periods, the changes in unrealized gains and losses on the available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.

Commission revenue is comprised principally of reinsurance commission sharing agreements. The increase in commission revenue of $769 thousand is due to an increase in the amount of ceded premiums.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 59.1% and 60.1% during the three-month periods ended September 30, 2011, and 2010, respectively, and were comprised of the following components (in thousands):

	Three months ended September 30, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$59,789	$30,446	$29,343
Premiums earned	$175,858	$126,224	$49,634
Loss & LAE ratios	34.0%	24.1%	59.1%

	Three months ended September 30, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$59,512	$30,142	$29,370
Premiums earned	$162,093	$113,262	$48,831
Loss & LAE ratios	36.7%	26.6%	60.1%

The reduction in the direct loss and LAE ratio reflects an increase in earned premiums and favorable loss experience in the current year net of adverse development related to prior years.

General and administrative expenses decreased by $1.2 million due primarily to a decrease in performance-based bonus accruals of $1.9 million and a decrease in bad debt expense of $807 thousand. Performance-based bonuses are based on either net income before taxes or net income. These decreases were partially offset by an increase in stock-based compensation of $422 thousand for the three months ended September 30, 2011 compared to 2010, and non-recurring credits in the amount of $975 thousand from the recovery of Florida Insurance Guaranty Association (“FIGA”) assessments recorded during the three months ended September 30, 2010. FIGA assessments are ultimately passed down to policyholders. Amounts charged or credited to our earnings represent timing differences between the time assessments are made by FIGA to us, and the collection of those assessments from policyholders.

The decrease in income tax expense was the result of a significant reduction in taxable income due to unrealized losses in the trading portfolio. In addition, we recorded adjustments in connection with the filing of federal and state income tax returns for prior periods reducing the effective tax rate to 21.6% for the three months ended September 30, 2011.

Results of Operations—Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table summarizes changes in each component of our Statement of Income for the nine months ended September 30, 2011, compared to the same period in 2010 (in thousands):

	Nine Months Ended September 30,		Change
	2011	2010	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$558,024	$520,782	$37,242	7.2%
Ceded premiums written	(393,673)	(357,411)	(36,262)	10.1%

Net premiums written	164,351	163,371	980	0.6%
Increase in net unearned premium	(17,189)	(39,865)	22,676	-56.9%

Premiums earned, net	147,162	123,506	23,656	19.2%
Net investment income	358	377	(19)	-5.0%
Net realized gains on investments	12,496	11,893	603	5.1%
Net unrealized (losses) gains on investments	(23,037)	6,281	(29,318)	NM
Net foreign currency (losses) gains on investments	(384)	801	(1,185)	NM
Commission revenue	14,313	13,469	844	6.3%
Policy fees	12,110	12,000	110	0.9%
Other revenue	4,400	3,489	911	26.1%

Total premiums earned and other revenues	167,418	171,816	(4,398)	-2.6%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	81,380	77,857	3,523	4.5%
General and administrative expenses	48,598	43,631	4,967	11.4%

Total operating costs and expenses	129,978	121,488	8,490	7.0%

INCOME BEFORE INCOME TAXES	37,440	50,328	(12,888)	-25.6%
Income taxes, current	25,690	19,016	6,674	35.1%
Income taxes, deferred	(10,672)	524	(11,196)	NM

Income taxes, net	15,018	19,540	(4,522)	-23.1%

NET INCOME	$22,422	$30,788	$(8,366)	-27.2%

Net income decreased by $8.4 million, or 27.2%, primarily as a result of unrealized trading losses in our investment portfolio. These losses reflect a particularly steep decline in the equity markets as a whole during the quarter ended September 2011.

The increase in net earned premiums of $23.7 million, or 19.2%, was due to an increase in the number of policies written generated by our agent network and the rate increases which became effective in the second quarter of 2011, as well as those that became effective in the latter part of 2009. These rate increases have had a positive effect on premiums generated by renewal policies. This benefit was partially offset by an increase in the number of policies-in-force eligible for and receiving wind mitigation credits. See “Results of Operations – Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010” for a table reflecting the effect of wind mitigation credits received by UPCIC policyholders.

Net unrealized losses on investments of $23.0 million recorded during the nine months ended September 30, 2011, reflect the net decrease in value of investments held in our trading portfolio as of September 30, 2011. These unrealized losses in the trading portfolio during the three months ended September 30, 2011, were partially offset by realized gains of $12.5 million recorded during the same period. The unrealized losses reflect a particularly steep decline in the equity markets as a whole during the quarter ended September 2011. We will continue to record future changes in the market value of investments held in our trading portfolio directly to earnings as unrealized gains and losses on investments. All investment securities held at June 30, 2010, were classified as available-for-sale with net unrealized losses reflected in Accumulated Other Comprehensive Income in the Condensed Consolidated Statement of Financial Condition. As discussed in the Results of Operations for the Three Months Ended September 30, 2011, compared to 2010, management evaluated the trading activity of our investment portfolio, investing strategy, and overall investment program during 2010. As a result of this evaluation, we reclassified the available-for-sale portfolio as a trading portfolio effective July 1, 2010. Since July 1, 2010, changes in the market value of our trading portfolio are recorded directly to revenues as unrealized gains or losses on investments. In previous periods, the changes in unrealized gains and losses on the available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.

During the nine months ended September 30, 2010, we recorded $2.4 million of other than temporary losses for certain securities that were available-for-sale. Effective July 1, 2010, we transferred all securities classified as available-for-sale to the trading portfolio and recognized all unrealized gains and losses in earnings thereafter.

Foreign currency losses and gains reflect changes in exchange rates for investments denominated in currencies other than U.S dollars.

The increase in other revenues of $911 thousand is due primarily to a higher volume of policyholders participating in our installment payment plan program offered by UPCIC.

The increase in net losses and LAE of $3.5 million, or 4.5%, was primarily related to the servicing of additional policies due to the growth in policy count on a year-over-year basis.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 55.3% and 63.0% during the nine-month periods ended September 30, 2011, and 2010, respectively, and were comprised of the following components (in thousands):

	Nine months ended September 30, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$166,280	$84,900	$81,380
Premiums earned	$510,579	$363,417	$147,162
Loss & LAE ratios	32.6%	23.4%	55.3%

	Nine months ended September 30, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$156,537	$78,680	$77,857
Premiums earned	$452,848	$329,342	$123,506
Loss & LAE ratios	34.6%	23.9%	63.0%

The improvement in the direct loss and LAE ratio for the nine-month period ended September 30, 2011, compared to the same period in the prior year, was the result of an increase in earned premiums and favorable loss experience in the current year net of adverse development related to prior years.

General and administrative expenses increased by $5.0 million due primarily to an increase in the amortization of deferred acquisition costs of $4.1 million. The increase in amortization of deferred acquisition costs is primarily in response to an increase in commissions paid on direct premium and the associated premium taxes thereon, partially offset by an increase in ceding commissions. Commissions and premium taxes are directly related to the volume of direct premium. Direct written premium has increased in response to an increase in the number of policies-in-force and the increase in average premium per policy. Other factors giving rise to the increase in general and administrative expenses include non-recurring credits in the amount of $2.3 million from the recovery of FIGA assessments recorded during the nine months ended September 30, 2010, an increase in legal fees of $678 thousand related to corporate matters, and an increase in insurance expense of $364 thousand. FIGA assessments are ultimately passed down to policyholders. Amounts charged or credited to our earnings represent timing differences between the time assessments are made by FIGA to us, and the collection of those assessments from policyholders. These increases were partially offset by a decrease of $1.5 million in performance-based bonus accruals, a decrease in bad debt expense of $1.0 million, and a decrease in stock-based compensation of $569 thousand.

The decrease in income tax expense was the result of a significant reduction in taxable income due to unrealized losses in the trading portfolio.

Analysis of Financial Condition - As of September 30, 2011, Compared to December 31, 2010

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months.

Our policy is to invest amounts considered to be in excess of current working capital requirements. We reduced our aggregate investment securities to $153.5 million as of September 30, 2011, from $224.5 million as of December 31, 2010, in response to market conditions. We have a receivable of $5.6 million at September 30, 2011, for securities sold that had not yet settled compared to $17.6 million at December 31, 2010, and a payable for securities purchased that had not yet settled of $17.7 million as of September 30, 2011.

The following table summarizes, by type, the carrying values of investments (in thousands):

	As of September 30,	As of December 31,
Type of Investment	2011	2010
Cash and cash equivalents	$328,838	$147,585
Debt securities	58,063	130,116
Equity securities	95,413	94,416
Non-hedge derivatives	1,545	182
Other investments	366	—

Total Investments	$484,225	$372,299

Prepaid reinsurance premiums represent ceded unearned premiums related to our catastrophe and quota share reinsurance programs. The increase of $30.3 million to $251.3 million during the nine months ended September 30, 2011, was primarily due to an increase in premiums for catastrophe reinsurance coverage, as previously described in Recent Developments, 2011-2012 Reinsurance Program, and an increase in quota share reinsurance premiums commensurate with the increase in direct written premium. Premiums for catastrophe reinsurance coverage are earned over the respective contract periods which are generally effective from June 1, 2011, through May 31, 2012.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The increase of $12.2 million to $49.8 million during the nine months ended September 30, 2011, was due to greater ceded premiums on our catastrophe reinsurance program and timing of the settlement with the quota share reinsurer. In prior periods, we netted this receivable against reinsurance payables. See Note 1 “Nature of Operations and Basis of Presentation” for more information about this reclassification in the Basis of Presentation section.

Premiums receivable represent amounts due from policyholders. The increase of $7.0 million to $50.6 million during the nine months ended September 30, 2011 was due to the growth in direct written premiums and an increase in the number of policyholders participating in the installment payment plan program offered by UPCIC.

See Note 5 “Insurance Operations” in our Notes to Condensed Consolidated Financial Statements for a roll-forward in the balance of our deferred policy acquisition costs.

The increase in deferred income taxes of $10.7 million during the nine months ended September 30, 2011 is due primarily to unrealized losses in the trading portfolio.

See Note 5 “Insurance Operations” in our Notes to Condensed Consolidated Financial Statements for a roll-forward in the balance of our unpaid losses and loss adjustment expenses.

Unearned premiums represent the portion of written premiums that will be earned pro rata in the future. The increase of $47.4 million to $375.8 million during the nine months ended September 30, 2011 was due to growth in, and timing of, direct written premiums.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $53.3 million to $128.8 million during the nine months ended September 30, 2011 was primarily due to the timing of settlements with reinsurers and amounts not yet due to reinsurers for catastrophe reinsurance coverage, as previously described in Recent Developments, 2011-2012 Reinsurance Program. In prior periods, we netted reinsurance receivable, net against reinsurance payables. See Note 1 “Nature of Operations and Basis of Presentation” for more information about this reclassification in the Basis of Presentation section.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations.

The balance of cash and cash equivalents as of September 30, 2011, was $328.8 million compared to $147.6 million at December 31, 2010. See our Condensed Consolidated Statements of Cash Flows for a reconciliation of the balance of cash and cash equivalent between September 30, 2011 and December 31, 2010. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements. The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

As a means by which T25 can secure its potential obligation under its reinsurance contract with UPCIC, UIH holds collateral in a trust account for the benefit of UPCIC until the occurrence of a covered event or the expiration or termination of the agreement between T25 and UPCIC. The amount of collateral in the trust account at September 30, 2011 was $63.0 million and is placed with a major U.S. financial institution as provided by the Florida Insurance Code. These funds are segregated from the general operating funds of UIH. See Note 4 “Reinsurance” in our Notes to Condensed Consolidated Financial Statements for information about the arrangement between T25 and UPCIC.

In consultation with the OIR, UPCIC has offered to segregate from its general operating funds an amount equivalent to its anticipated future reinsurance premiums under the arrangement with T25 and UPCIC.

On October 28, 2011, UPCIC remitted $45.5 million as a deposit with the Florida Department of Financial Services. According to the terms of the reinsurance contract, UPCIC will pay approximately half of the deposited amount to T25 on or about January 1, 2012 and the remaining amount on or about April 1, 2012. Alternatively, UPCIC anticipates that it will propose to commute the existing contract in December 2011. The commutation would result in the entire deposit being returned to UPCIC in December or being used to support a replacement contract.

The Company’s liquidity requirements primarily include potential payments of catastrophe losses, the payment of dividends to shareholders, and interest and principal payments on debt obligations. The declaration and payment of future dividends to shareholders will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

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

Effective July 1, 2010, we elected to classify our securities investment portfolio as trading. Accordingly, purchases and sales of investment securities are included in cash flows from operations beginning July 1, 2010. We generated $176.0 million in cash from operations during the nine months ended September 30, 2011, compared to $ 131.9 million of cash generated by operating activities for the nine months ended September 30, 2010. The generation of cash during the nine months ended September 30, 2011 reflects proceeds from sales of investment securities, net of purchases of $89.0 million.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on either UPCIC’s or our business, financial condition, results of operations and liquidity (see Note 4 for a discussion of the 2011-2012 reinsurance program and Note 3 to our Consolidated Financial Statements in Part II, Item 8 of Form 10-K for the Year Ended December 31, 2010 for a discussion of the 2008-2009, 2009-2010 and 2010-2011 reinsurance programs).

Funds generated from operations have generally been sufficient to meet liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements. There can be no assurances, however, that this will be the case.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2011, we had total capital of $179.0 million, comprised of stockholders’ equity of $156.9 million and total debt of $22.1 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12.3% and 14.1%, respectively, at September 30, 2011.

At September 30, 2011, UPCIC was in compliance with all of the covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements.

Cash Dividends

On January 6, 2011, we declared a dividend of $0.10 per share on our outstanding common stock to be paid on April 7, 2011, to the shareholders of record at the close of business on March 11, 2011. On August 8, 2011, we declared a dividend of $0.08 per share on our outstanding common stock to be paid on October 6, 2011, to the shareholders of record at the close of business on September 16, 2011.

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

Accounting Pronouncements Issued and Not Yet Adopted

In September 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as costs incurred by insurance entities for the successful acquisition of new and renewal contracts. Such costs result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract(s) not occurred. This guidance will be effective for periods beginning after December 15, 2011, with early adoption permitted. We plan to prospectively adopt this guidance on January 1, 2012. Although we have not yet completed our evaluation of the impact to our financial statements, this guidance represents a significant departure from current industry practice upon adoption and will result in a reduction in our net deferred policy acquisition costs of as much as 20% to 30%, with a corresponding charge to earnings, and a reduction of deferrals and amortization of policy acquisition costs in future periods. This adjustment represents an acceleration of the amortization of costs that ultimately are charged to earnings.

In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the FASB Accounting Standards Codification (ASC). The objective of this updated guidance is to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach currently used in the Company’s consolidated financial statements). This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011. Early adoption is permitted. Since we already use the two-statement approach for reporting comprehensive income, this guidance will not have an impact on the presentation of our financial statements and notes.

In May 2011, the FASB updated its guidance related to the Fair Value Measurement, Topic 820 of the ASC, to achieve common fair value measurement and disclosure requirements with International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in United States generally accepted accounting principles, to clarify the intent of application of existing fair value measurement and disclosure requirements, and to change particular principles or requirements for measuring and disclosing fair value measurements. The amendments are to be applied prospectively to interim and annual reporting periods beginning after December 15, 2011. The amendments are to be applied prospectively. The Company is currently evaluating the requirements of the guidance and its impact on the Company’s financial statements.

Related Parties

See Note 8 “Related Party Transactions” in our Notes to Condensed Consolidated Financial Statements for information about related parties.

Cautionary Note Regarding Forward-Looking Statements

We operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. Certain statements made in this report that reflect management’s expectations regarding future events are forward-looking in nature and, accordingly are subject to risks and uncertainties. These forward-looking statements are only current expectations about future events. Actual results could differ materially from those set forth in or implied by any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports. The following is a summary of uncertainties which were disclosed in greater detail in “Factors Affecting Operating Results and Market Price of Stock” in our Annual Report on Form 10-K for the year ended December 31, 2010:

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

•

Risks related to our dependence upon third parties to perform certain functions including, but not limited to, the purchase of reinsurance and risk management analysis. We also rely on reinsurers to limit the amount of risk retained under our policies and to increase our ability to write additional risks.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. Our primary market risk exposures are related to our investment portfolio and include interest rates, equity prices and commodity prices. We also have exposure to foreign currency exchange rates for investments denominated in foreign currencies, and to a lesser extent, our debt obligation in the form of a surplus note. The surplus note, as previously described in “Liquidity and Capital Resources,” accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Investments held in trading are carried on the balance sheet at fair value. Our investment trading portfolio is comprised primarily of debt and equity securities and also includes non-hedging derivatives and physical positions in precious metals. See Note 5 “Investments” for a schedule of investment holdings as of September 30, 2011 and December 31, 2010.

Our investment objective is to maximize total rate of return after federal income taxes while maintaining liquidity and minimizing risk. Our investment portfolio is managed by an investment committee consisting of all current directors in accordance with guidelines established by the OIR. The committee reviews management’s investment policies on a regular basis. The current investment policy limits investment in non-investment grade fixed maturity securities (including high-yield bonds), and limits total investments in preferred stock and common stock. We comply with applicable laws and regulations, which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

Interest Rate Risk

Interest rate risk is the sensitivity of a fixed-rate instrument to changes in interest rates. When interest rates rise, the fair value of our fixed-rate instruments decline.

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments held in trading at September 30, 2011, and December 31, 2010 (in thousands):

	As of September 30, 2011
	Amortized Cost
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
U.S. government securities obligations and agencies	$—	$172	$—	$—	$—	$3,153	$3,325	$3,711
Average interest rate		4.09%				1.85%	1.97%	1.97%
Foreign government bonds	$1,894	$52,459	$—	$—	$—	$—	$54,353	$54,352
Average interest rate	6.00%	0.79%					0.97%	0.97%

	As of December 31, 2010
	Amortized Cost
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
U.S. government securities obligations and agencies	$—	$174	$—	$—	$—	$137,792	$137,966	$130,116
Average interest rate		2.60%				1.30%	1.30%	1.30%

United States government and agency securities are rated from AAA to Aaa by Moody’s Investors Service, Inc., and AA+ by Standard and Poor’s Company.

Equity and Commodity Price Risk

Equity and commodity price risk is the potential for loss in fair value of investments in common stock, exchange-traded funds (ETF), and mutual funds from adverse changes in the prices of those instruments.

The following table provides information about the composition of equity securities, non-hedging derivatives and other investments held in the Company’s investment portfolio (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock:
Metals and mining	$30,829	31.7%	$25,752	27.2%
Other	16,173	16.6%	362	0.4%
Exchange-traded and mutual funds:
Metals and mining	23,295	23.9%	42,209	44.6%
Agriculture	15,411	15.8%	14,877	15.7%
Energy	8,333	8.6%	5,559	5.9%
Indices	1,372	1.4%	4,613	4.9%
Other	—	0.0%	1,044	1.1%
Derivatives:
Non-risk management instruments	1,545	1.6%	182	0.2%
Other investments (4)	366	0.4%	—	0.0%

Total	$97,324	100.0%	$94,598	100.0%

A hypothetical decrease of 10% in the market prices of each of the equity securities, non-hedging derivatives, and other investments held at September 30, 2011, and December 31, 2010, would have resulted in decreases of $9.7 million and $9.6 million, respectively, in the fair value of the equity securities, non-hedging derivatives and other investment portfolio.

Foreign Currency Exchange Risk

A hypothetical change of 10% in the exchange rates of our foreign denominated investments held at September 30, 2011, would have resulted in a charge or credit to earnings of $5.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

Due to the implementation of our 2011-2012 reinsurance program, we retained a maximum, pre-tax net liability of $157.6 million for the first catastrophic event up to $1.781 billion of losses. Refer to the table in the 2011-2012 Reinsurance Program under 2011 Developments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for information with respect to subsequent catastrophic events coverage. If catastrophic losses result in a net operating loss for the 2011 tax year, we can carry back the net operating loss to the 2010 and 2009 tax years and recover all, or a portion of, income taxes paid in those years.

In the opinion of management, there have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5. Other Information

At the Company’s 2011 Annual Meeting of Shareholders held on May 11, 2011, the Company’s shareholders voted on an advisory proposal regarding the frequency of future advisory votes on executive compensation. As reported in the Company’s Current Report on Form 8-K, consistent with the recommendation of the Company’s Board of Directors, shareholders voted in favor of conducting future advisory votes on executive compensation once every three years and, subject to annual re-evaluation by the Board, the Company will follow this advisory vote and conduct future advisory votes on executive compensation every three years.

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

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-51546) declared effective on December 14, 1992
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A for the year ended April 30, 1997
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for period ended September 30, 2007
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2007

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: November 8, 2011	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

Date: November 8, 2011	/s/ George R. De Heer
George R. De Heer, Chief Financial Officer (Principal Accounting Officer)