Form 10-K
period 2011-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2012-03-26
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2011: $113,413,841.

Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of March 5, 2012: 40,117,883

UNIVERSAL INSURANCE HOLDINGS, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Information called for in PART III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this report). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS

THE COMPANY

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. The name was changed to Universal Insurance Holdings, Inc. in January 2001. UIH and its wholly-owned subsidiaries (“we” or the “Company”) have evolved into a vertically integrated insurance company. Our insurance products are offered to our customers through Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), (collectively the “Insurance Entities”). Substantially all aspects of insurance underwriting, distribution and claims processing are covered through our subsidiaries. Our principal executive offices are located at 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309, and our telephone number is (954) 958-1200.

In 1997, we organized a subsidiary, UPCIC, as part of our strategy to take advantage of what management believed to be profitable business and growth opportunities in the residential property and casualty insurance marketplace. UPCIC was formed to participate in the transfer of homeowners’ insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association (“JUA”). UPCIC’s application to become a Florida licensed property and casualty insurance company was filed with the Florida Office of Insurance Regulation (“OIR”) on May 14, 1997 and approved on October 29, 1997. UPCIC’s proposal to begin operations through the acquisition of homeowners’ insurance policies issued by the JUA was approved by the JUA on May 21, 1997, subject to certain minimum capitalization and other requirements.

In September 2006, we initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. (“Sterling”), from our Chief Executive Officer and Chief Operating Officer for $50,000, which approximated Sterling’s book value. We received approval of the acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

Blue Atlantic Reinsurance Corporation (“BARC”) was incorporated in Florida on November 9, 2007 as a wholly owned subsidiary of UIH to be a reinsurance intermediary broker. BARC became licensed by the Florida Department of Financial Services as a reinsurance intermediary broker on January 4, 2008.

We filed an application with the OIR on June 23, 2008 to open a second property and casualty insurance subsidiary, Infinity Property and Casualty Insurance Company (“Infinity”), in Florida. Infinity was renamed APPCIC. On October 1, 2008, we signed a consent order agreeing to the terms and conditions for the issuance of a certificate of authority to APPCIC. The final approval and issuance of the certificate of authority was granted by the OIR on December 2, 2008.

INSURANCE BUSINESS

The Florida Insurance Code currently requires that residential property insurers holding a certificate of authority before July 1, 2011, such as our Insurance Entities, maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5 million referred to as “minimum capitalization”. The dollar amount for the minimum capitalization is scheduled to increase to $10 million on July 1, 2016 and then to $16 million on July 1, 2021. Both Insurance Entities’ statutory capital and surplus exceeded the minimum capitalization requirements as of December 31, 2011. The Insurance Entities are also required to adhere to prescribed premium-to-capital surplus ratios which were also met as of December 31, 2011.

Our primary product is homeowners’ insurance offered through the Insurance Entities. Our criteria for selecting insurance policies includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, we utilize standard industry modeling techniques for hurricane and windstorm exposure. Approximately 98% of the Insurance Entities’ in-force policies as of December 31, 2011 were policies with coverage including wind risks in the states of Florida, North Carolina, South Carolina, Hawaii and Georgia.

We may consider underwriting other types of policies in the future, subject to approval by the appropriate regulatory authorities. See “Government Regulation and Initiatives,” “Competition” and “Product Pricing” for a discussion of the material regulatory and market factors that may affect the Insurance Entities’ ability to obtain additional policies.

UPCIC is licensed to transact insurance business in Florida, North Carolina, South Carolina, Hawaii, Georgia, Maryland and Massachusetts. The North Carolina Department of Insurance has restricted UPCIC to writing no more than $12.0 million of direct premiums in each of the first two full calendar years after which such restriction may be lifted. APPCIC is licensed to transact insurance business only in Florida.

The average premium for policies in force as of December 31, 2011 was approximately $1.225 thousand.

The geographical distribution of the Insurance Entities’ policies-in-force and total insured values were as follows for the period presented (dollars in thousands):

As of December 31, 2011

State	Count	%	Total Insured Value	%
Florida	579,025	97.6%	$126,307,262	96.4%
Other states	14,397	2.4%	4,658,631	3.6%

Grand Total	593,422	100.0%	$130,965,893	100.0%

As of December 31, 2011

County	Count	%	Total Insured Value	%
South Florida
Palm Beach	77,276	13.4%	$17,084,894	13.5%
Broward	66,205	11.4%	16,587,966	13.1%
Miami	39,789	6.9%	7,184,428	5.7%

South Florida exposure	183,270	31.7%	40,857,288	32.3%

Other significant* Florida counties
Pinellas	46,990	8.1%	8,270,965	6.5%
Lee	33,874	5.9%	6,433,653	5.1%
Collier	30,639	5.3%	6,023,513	4.8%
Brevard	23,461	4.1%	4,933,538	3.9%
Escambia	22,867	3.9%	6,176,380	4.9%
Hillsborough	22,123	3.8%	5,632,203	4.4%
Sarasota	20,266	3.5%	3,480,704	2.8%
Polk	17,721	3.1%	5,158,764	4.1%
Orange	16,442	2.8%	3,535,283	2.8%
St. Lucie	15,332	2.7%	2,997,463	2.4%
Manatee	15,265	2.6%	3,011,693	2.4%

Total other significant* counties	264,980	45.8%	55,654,159	44.1%

Summary for all of Florida	Count	%	Total Insured Value	%
South Florida exposure	183,270	31.7%	40,857,288	32.3%
Total other significant* counties	264,980	45.8%	55,654,159	44.1%
Other Florida counties	130,775	22.5%	29,795,835	23.6%

Total Florida	579,025	100.0%	$126,307,282	100.0%

*	Significant counties defined as policy count or insured value greater than 2.50% of total policy count or total insured value for policies-in-force as of December 31, 2011.

The policies in force as of December 31, 2011 including and excluding wind coverage is as follows (dollars in thousands):

As of December 31, 2011

Type of coverage	Count	%	Total Insured Value	%
Policies with wind coverage	582,301	98.1%	$129,182,749	98.6%
Policies without wind coverage	11,121	1.9%	1,782,144	1.4%

Grand Total	593,422	100.0%	$130,964,893	100.0%

INSURANCE OPERATIONS

The Insurance Entities generate revenues primarily from the collection of premiums. Universal Risk Advisors, Inc. (“URA”), our managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of the Insurance Entities’ insurance products through our distribution network of independent agents. All underwriting, rating, policy issuance, reinsurance negotiations, and certain administration functions for the Insurance Entities are performed by URA. We have also formed Universal Adjusting Corporation, which adjusts claims for the Insurance Entities, and Universal Inspection Corporation, which performs property inspections for homeowners’ insurance policies underwritten by the Insurance Entities.

Atlas Premium Finance Company offers premium finance services to policyholders of the Insurance Entities. BARC performs reinsurance negotiations on behalf of URA for the insurance Entities. Universal Logistics Corporation assists with operational duties associated with our day-to-day business.

APPCIC is authorized to write homeowners, multi-peril and inland marine coverage on homes valued in excess of $1.0 million, which are limits and coverages currently not targeted through its affiliate, UPCIC. On November 11, 2011, we announced that APPCIC had written its first homeowners’ insurance policy in Florida.

We also generate income by investing available funds in excess of those retained for claims-paying obligations and insurance operations. Our principal investment objective is to maximize total rate of return after federal income taxes while maintaining liquidity and minimizing risk consistent with and subject to certain regulatory requirements and limitations.

Universal Florida Insurance Agency was incorporated in Florida on July 2, 1998 and Coastal homeowners Insurance Specialists, Inc. was incorporated in Florida on July 2, 2001, each as wholly owned subsidiaries of UIH to solicit voluntary business. These entities are a part of our agency operations, which seek to generate income from commissions, premium financing referral fees and the marketing of ancillary services.

Management of Exposure to Catastrophic Losses

The Insurance Entities are exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. The Insurance Entities’ exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, the Insurance Entities manage their exposure to such losses on an ongoing basis from an underwriting perspective. We also continue to actively explore and analyze credible scientific evidence, including the potential impact of global climate change, that may affect the ability to manage exposure under the Insurance Entities’ policies as well as the potential impact of laws and regulations intended to combat climate change.

The Insurance Entities protect themselves against the risk of catastrophic loss by obtaining annual reinsurance coverage as of the beginning of hurricane season on June 1 of each year.

The Insurance Entities rely on reinsurers to limit the amount of risk retained under their policies and to increase their ability to write additional risks. Our intention is to limit the Insurance Entities’ exposure and therefore protect their capital, even in the event of catastrophic occurrences, through reinsurance agreements. The Insurance Entities obtain a significant portion of their reinsurance coverage from the Florida Hurricane Catastrophe Fund (“FHCF”).

Our reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. Our catastrophe reinsurance program is subject to the terms and limitations of the reinsurance contracts and currently covers certain levels of the Insurance Entities’ projected exposure through three catastrophe events. However, we may not buy enough reinsurance to cover multiple storms going forward or be able to timely or cost-effectively obtain reinsurance. The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program and for losses that otherwise are not covered by the reinsurance program.

UPCIC has historically purchased reinsurance coverage up to and above the 100-year “Probable Maximum Loss” (“PML”). PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models such as AIR CLASIC/2 and RMS Risk Link, produce loss estimates that are quantified in terms of dollars and probabilities. The Insurance Entities’ PML amounts are modeled using both the AIR CLASIC/2 and RMS Risk Link versions in effect at the date of the calculation. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance. It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution. However, as the Insurance Entities write policies throughout the year, the 100-year PML will change. It is possible that the reinsurance in place may not always surpass the 100-year PML at every point in time in one specific model. In addition, modeling results are merely estimates and are subject to various assumptions. Please see “Item 1A. Risk Factors – As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.”

Although we use what we believe to be widely recognized and, commercially available models to estimate hurricane loss exposure, discrepancies between the assumptions and scenarios utilized in the models and the characteristics of future hurricane events could result in losses that are not covered by the Insurance Entities’ reinsurance program. See “Item 1A. Risk Factors – As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.”

Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. However, see “Item 1A. Risk Factors – Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material adverse effect on our operating results and financial condition.” While ceding premiums to reinsurers reduces the Insurance Entities’ risk of exposure in the event of catastrophic losses, it also reduces their potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our Insurance Entities’ reinsurance is typical of companies similar in size and geographic exposure in the homeowners’ insurance industry.

Liabilities for Losses

The liabilities for losses and loss adjustment expenses (“LAE”) periodically established by the Insurance Entities are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses and there may be substantial differences between actual losses and the Insurance Entities’ liabilities estimates. The inherent degree of uncertainty involved in the establishment of liabilities for losses and loss adjustment expenses can be more pronounced during periods of rapid growth in written premiums such as those experienced by UPCIC in previous years. We rely on industry data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and adequate liabilities. Furthermore, factors such as storms and weather conditions, climate changes and patterns, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on the Insurance Entities’ future loss experience.

The Insurance Entities are directly liable for loss and LAE payments under the terms of the insurance policies that they write. In many cases, several years may elapse between the occurrence of an insured loss and the Insurance Entities’ payment of that loss. As required by insurance regulations and accounting rules, the Insurance Entities reflect their liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

When a claim involving a probable loss is reported, the Insurance Entities establish a liability for the estimated amount of their ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions. All newly reported claims received are set up with an initial average liability. That claim is then evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim. In addition, management provides for a liability on an aggregate basis to provide for losses incurred but not reported (“IBNR”). We utilize independent actuaries to help establish liabilities for unpaid losses and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes.

The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to the Insurance Entities and the final settlement than do property claims. Liability claims often involve third parties filing suit and the ensuing litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time with the vast majority of these claims resulting in an adjustment without litigation.

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR. However, if our liability for unpaid losses and LAE proves to be inadequate, we will be required to increase the liability with a corresponding reduction in net income in the period in which the deficiency is identified. Future losses in excess of established liabilities for unpaid losses and LAE could have a material adverse effect on our business, results of operations and financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources.”

Investments

We generate income by investing funds in excess of those retained for claims-paying obligations and insurance operations. We conduct these investment activities through each of the Insurance Entities and UIH. We may retain investment advisors to advise us or manage portions of our overall investment portfolio. Management reports overall investment results to our Board of Directors, at least on a quarterly basis.

We have and expect to continue to actively trade investment securities and other investments to supplement income derived from our insurance operations. Our investment strategy seeks:

•	primarily to maximize after-tax investment income; and

•	to obtain favorable risk-adjusted real after-tax investment returns to achieve long-term growth of the Insurance Entities’ statutory surplus and consolidated stockholders’ equity.

The investment activities of the Insurance Entities are subject to regulation and supervision by the OIR. See “Government Regulation and Initiatives” below. The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities correspondingly limit the amount of investment in, among other things, non-investment grade fixed maturity securities (including high-yield bonds) and total investments in preferred stock and common stock. While we seek to appropriately limit the size and scope of investments in the UIH portfolio, UIH is not similarly restricted by Florida law. Therefore, the investments made by UIH may significantly differ from those made by the Insurance Entities. We do not purchase securities on margin. As of December 31, 2011, approximately 84% of our trading portfolio is held by our Insurance Entities and 16% is held by UIH.

We monitor the quality of investments, duration, sector mix and actual and expected investment returns. In addition to compliance with Florida law and regulatory guidelines, investment decision-making is guided in part by general economic conditions as well as management’s projections of cash flows, including the nature and timing of our expected claims payouts in the ordinary course of business and the possibility that we may have unexpected cash demands. We expect that our investment portfolio will consist primarily of domestic, and to a lesser degree foreign, debt and equity securities (including exchange traded funds (“ETFs”) and mutual funds)

and, to a much lesser degree, non-hedging derivative securities and physically held precious metals. However, we may, subject to Florida regulations, when applicable, invest a portion of our funds in other asset types, including, without limitation, options, hedging strategies and real estate assets.

The composition of our investment portfolio will change due to market conditions, opportunities and other factors. As of December 31, 2011, the fair value of our consolidated investment portfolio was approximately $403.0 million, comprised of (i) cash equivalents of approximately $303.4 million, (ii) debt securities (generally, U.S government securities obligations and agency securities) of approximately $3.8 million, (iii) equity securities (generally, common stock, ETFs and mutual funds in various sectors) of approximately $95.3 million, (iv) non-hedging derivatives of approximately $0.1 million and (iv) physical metals of approximately $0.4 million. See “Note 3 – INVESTMENTS” in the accompanying notes to our consolidated financial statements in Part II, Item 8 below.

Government Regulation and Initiatives

Florida insurance companies, such as the Insurance Entities, are subject to regulation and supervision by the OIR. The OIR has broad regulatory, supervisory and administrative powers. Such powers relate, among other things, to the granting and revocation of licenses to transact business; the licensing of agents (through the Florida Department of Financial Services); the standards of solvency to be met and maintained; the nature of, and limitations on, investments; approval of policy forms and rates; review of reinsurance contracts; periodic examination of the affairs of insurance companies; and the form and content of required financial statements. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

Florida created the Citizens Property Insurance Corporation (“Citizens”) to provide insurance to Florida homeowners in high-risk areas and to others without private insurance options. As of January 31, 2012, there were 1,475,677 Citizens’ policies in force compared to 1,308,857 as of February 28, 2011. In May 2007, Florida passed legislation that froze property insurance rates for Citizens’ customers at December 2006 levels through December 31, 2008, and permits insurance customers to opt into Citizens when the price of a privately-offered insurance policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect our ability and the ability of Insurance Entities to conduct profitable business. In addition, the Florida Legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond our control. The Florida Legislature and the National Association of Insurance Commissioners (“NAIC”) from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements.

In addition, the Insurance Entities are required to offer wind mitigation discounts in accordance with a program mandated by the Florida Legislature and implemented by the OIR. The level of wind mitigation discounts mandated by the Florida Legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on UPCIC’s premium. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of wind mitigation discounts on our results of operations.

UPCIC has become and will become subject to other states’ laws and regulations as it has obtained and continues to seek authority to transact business in other states.

Product Pricing

The rates charged by the Insurance Entities generally are subject to regulatory review and approval before they may be implemented. The Insurance Entities periodically submit their rate revisions to regulators as required by law or deemed by us to be necessary or appropriate for the Insurance Entities’ business. We prepare these filings for the Insurance Entities based on objective data relating to their business and on judgment exercised by management and by retained professionals.

The premiums charged by the Insurance Entities to policyholders are affected by legislative enactments and administrative rules, including a state-mandated program requiring residential property insurance companies like ours to provide premium discounts when policyholders verify that insured properties have certain construction features or other windstorm loss reduction features. The level of required premium discounts may exceed the expected reduction in losses associated with the construction features for which the discounts are provided. Although the Insurance Entities may submit rate filings to address any premium deficiencies, those rate filings are subject to regulatory oversight and may not be approved.

For information regarding recent rate filing approvals, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – RECENT DEVELOPMENTS.”

Competition

The insurance industry is highly competitive and many companies currently write homeowners’ property and casualty insurance. Additionally, we must compete with companies that have greater capital resources and longer operating histories. Increased competition from other private insurance companies as well as Citizens could adversely affect our ability to conduct profitable business. In addition, our Financial Stability Rating® is an important factor in establishing our competitive position and may impact our sales. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, our distribution network and high quality service to our agents and insureds.

Employees

As of February 9, 2012, we had 271 full-time employees. None of our employees are represented by a labor union. We have employment agreements with Bradley I. Meier, our President and Chief Executive Officer, Sean P. Downes, our Senior Vice President and Chief Operating Officer and George R. De Heer, our Chief Financial Officer. We also have employment agreements with certain employees that do not serve in an executive capacity.

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

We are subject to a variety of risks, the most significant of which are described below. Our business, results of operations and financial condition could be materially and adversely affected by any of these risks or additional risks.

Risks Relating to the Property-Casualty business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including wildfires, tornadoes, hurricanes, tropical storms and certain types of terrorism. We may incur catastrophe losses in excess of those experienced in prior years, or estimated by a catastrophe model we use, the average expected level used in pricing, and our current reinsurance coverage limits.

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

Although we use, what we believe to be, widely recognized and commercially available models to estimate hurricane loss exposure, other models exist that might produce higher or lower loss estimates. The loss estimates developed by the catastrophe model are dependent upon assumptions or scenarios incorporated into the model by a third-party developer and by us (or our representatives). However if these assumptions or scenarios do not reflect the characteristics of future catastrophic events that affect Florida or the resulting economic conditions, such may result in exposure for losses not covered by our reinsurance program.

Despite our catastrophe management programs, we retain significant exposure to catastrophic events. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses and have a negative impact on our business.

Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition

Changes in the severity or frequency of claims may affect our profitability. Changes in homeowner’s claim severity are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

We may experience declines in claim frequency from time to time. The short-term level of claim frequency we experience may vary from period to period and may not be sustainable over the longer term. A significant long-term increase in claim frequency could have an adverse effect on our operating results and financial condition.

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

Predicting claim expense relating to environmental liabilities is inherently uncertain and may have a material adverse effect on our operating results and financial condition

The process of estimating environmental liabilities is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be covered; and whether losses could be recoverable through reinsurance. Litigation is a complex, lengthy process that involves substantial uncertainty for insurers. Actuarial techniques and databases used in estimating environmental net loss reserves may prove to be inadequate indicators of the extent of probable loss. Ultimate net losses from environmental liabilities could materially exceed established loss reserves and expected recoveries and have a material adverse effect on our operating results and financial condition.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations

We utilize a number of strategies to mitigate our risk exposure, such as:

•	engaging in rigorous underwriting;

•	carefully evaluating terms and conditions of our policies; and

•	ceding risk to reinsurers.

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

These risks may be heightened during difficult economic conditions such as those currently being experienced in Florida and elsewhere.

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

Our reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for our cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, or develop or seek other alternatives.

Regulation limiting rate increases and requiring us to participate in loss sharing may decrease our profitability

From time to time, political dispositions affect the insurance market, including efforts to effectively suppress rates at a level that may not allow us to reach targeted levels of profitability. Despite efforts to remove politics from insurance regulation, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, can act in ways that impede a satisfactory correlation between rates and risk. Such acts may affect our ability to obtain approval for rate changes that may be required to attain rate adequacy along with targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk may be dependent upon the ability to adjust rates for our cost.

Additionally, we are required to participate in guaranty funds for insolvent insurance companies. The funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

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

Our financial condition and operating results and the financial condition and operating results of our Insurance Entities may be adversely affected by the cyclical nature of the property and casualty business

The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. A downturn in the profitability cycle of the property and casualty business could have a material adverse effect on our financial condition and results of operations.

Continued weakness in the Florida real estate market could adversely affect our loss results

As of December 31, 2011, approximately 98% of our policies-in-force and total insured values were derived from customers located in Florida. During the past several years, Florida has experienced a significant economic downturn and among the highest real estate value diminution in the country. Continued weakness in the Florida real estate market could result in fewer home sales, which may adversely affect the number of policies we are able to sell and/or the rates we are able to charge to customers. Additionally, higher incidents of foreclosed or vacant homes may result in increased claims activity under residential insurance policies, which could negatively impact our operating results.

Risks Relating to Investments

We have periodically experienced, and may experience further reductions in returns or losses on our investments especially during periods of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment strategy, which includes maximizing returns, subjects our investment portfolio to significant volatility. The returns on our investment portfolio may be reduced or we may incur losses as a result of changes in general economic conditions, interest rates, real estate markets, fixed income markets, metals markets, energy markets, agriculture markets, equity markets, alternative investment markets, credit markets, exchange rates, global capital market conditions and numerous other factors that are beyond our control.

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

We are subject to market risk which may adversely impact investment income

Our primary market risk exposures are changes in equity and commodity prices, interest rates and foreign currencies. A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio’s average rate. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a portion of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities.

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

Our overall financial performance is significantly dependent on the returns on our investment portfolio, which may have a material adverse effect on our results of operations or cause such results to be volatile.

The performance of our investment portfolio is independent of the revenue and income generated from our insurance operations, and there is no direct correlation between the financial results of these two activities. Thus, to the extent that our investment portfolio does not perform well due to the factors discussed above or otherwise, our results of operations may be materially adversely affected even if our insurance operations perform favorably. Further, because the returns on our investment portfolio may be volatile, our overall results of operations may likewise be volatile from period to period even if we do not experience significant financial variances in our insurance operations.

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

The insurance industry is highly competitive. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consist with our business goals.

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

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

In response to the financial crises affecting the banking system, the financial markets and the broader economy, the U.S. government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking action to address such conditions including, among other things, purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and financial institution holding companies and increasing federal spending to stimulate the economy. There can be no assurance as to what impact such actions will have on the financial markets or on economic conditions. Such continued volatility and economic deterioration could materially and adversely affect our business, financial condition and results of operations.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

As an insurance company, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by us. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded risks, which could have a material adverse effect on our operating results and financial condition

Reinsurance does not legally discharge us from our primary liability for the full amount of the risk we insure, although it does make the reinsurer liable to us in the event of a claim. As such, we are subject to credit risk with respect to our reinsurers. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by reduced economic activity caused by the continued threat of terrorism. Additionally, in the event that terrorist acts occur, we could be adversely affected, depending on the nature of the event.

A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

Financial Stability Ratings® are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under an insurer’s control. The current insurance Financial Stability Rating® of UPCIC is from Demotech, Inc. The assigned rating is A. Because this rating is subject to continuous review, the retention of this rating cannot be assured. A downgrade in or withdrawal of this rating, or a decision by Demotech to require UPCIC’s parent company to make a capital infusion into UPCIC to maintain its rating, may adversely affect our liquidity, operating results and financial condition.

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

Loss of key executives could affect our operations

Our operations depend in large part on the efforts of our Chief Executive Officer, Bradley I. Meier and on the efforts of our Chief Operating Officer, Sean P. Downes. The loss of the services provided by either Mr. Meier or Mr. Downes could have a material adverse effect on the Insurance Entities and on our financial condition and results of operations. In addition, if Mr. Meier were to become incapacitated or elect to reduce his responsibilities, we would expect that Mr. Downes would assume his responsibilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On July 31, 2004, we purchased a building located in Fort Lauderdale, Florida that became our headquarters on July 1, 2005. We occupy 100% of this building.

We are constructing a building of approximately 11,000 square feet located in Fort Lauderdale, Florida near our existing headquarters. We intend to use the building as additional home office space. The building is expected to be completed and occupied beginning the first half of 2012. We expect to utilize 100% of the building.

There are no mortgages or lease arrangements for these buildings, and both buildings are adequately covered by insurance. We believe that our building space will be suitable for our current and future needs.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation in the normal course of our business. As of December 31, 2011, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, par value $0.01 per share (“Common Stock”), is quoted on the NYSE Amex LLC (“NYSE Amex”) formerly known as the American Stock Exchange, under the symbol UVE. Our common shares were quoted and traded on the OTC Bulletin Board under the symbol UVIH prior to April 30, 2007 when we commenced trading on the NYSE Amex.

The following table sets forth prices of the Common Stock, as reported by the NYSE Amex:

For year ended December 31, 2011	High	Low	Dividends Declared
First Quarter	$6.03	$4.93	$0.10
Second Quarter	$5.72	$4.67	$0.00
Third Quarter	$4.84	$3.61	$0.08
Fourth Quarter	$4.50	$3.33	$0.14

For year ended December 31, 2010	High	Low	Dividends Declared
First Quarter	$6.72	$4.59	$0.12
Second Quarter	$5.30	$4.01	$0.10
Third Quarter	$4.75	$3.98	$0.00
Fourth Quarter	$5.15	$4.17	$0.10

As of March 1, 2012, there were approximately 40 shareholders of record of our Common Stock.

As of December 31, 2011, there were 2 and 4 shareholders of our Series A and Series M Cumulative Convertible Preferred Stock (“Preferred Stock”), respectively. There were no conversions of Preferred Stock during 2011. During 2010, shareholders converted 950 shares of Series M Preferred Stock into 4,750 shares of Common Stock. During 2009, shareholders converted 30,000 shares of Series A Preferred Stock into 75,000 shares of Common Stock.

We declared and paid aggregate dividends of $20 thousand on the Series A Preferred Stock during 2011 and 2010.

Applicable provisions of the Delaware General Corporation Law may affect our ability to declare and pay dividends on our Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Moreover, our ability to pay dividends, if and when declared by our Board of Directors, may be restricted by regulatory limits on the amount of dividends, which UPCIC is permitted to pay UIH. Section 628.371 of the Florida Statutes sets forth limitations, based on net income and statutory capital, on the amount of dividends that UPCIC may pay to UIH without approval from the OIR.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of the UIH’s Common Stock from December 31, 2006 through December 31, 2011 with the cumulative total return of the SNL Insurance P&C and the Amex Composite.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Universal Insurance Holdings, Inc.	100.00	275.67	104.56	283.79	251.40	199.43
SNL Insurance P&C	100.00	107.98	83.58	90.36	107.74	108.93
Amex Composite	100.00	121.20	72.17	97.85	122.89	130.62

SNL Insurance P&C includes all publicly traded insurance underwriters in the property and casualty sector and was prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the UIH’s Common Stock and in each of the two indices on December 31, 2006 with all dividends being reinvested on the ex-dividend date. The closing price of UIH’s Common Stock on December 31, 2006 (the last trading day of the year) was $2.79 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

The stock prices used to calculate total shareholder return for UIH are based upon the prices of our common shares quoted and traded on the OTC Bulletin Board under the symbol UVIH prior to April 30, 2007 and the NYSE Amex on subsequent dates.

Future Dividend Policy

Future cash dividend payments are subject to business conditions, our financial position, and requirements for working capital and other corporate purposes.

Stock Repurchases

The following table presents information related to repurchases of our Common Stock during the three months ended December 31, 2011(shares in thousands):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October 1-31, 2011	—	—	—	—
November 1-30, 2011	—	—	—	—
December 1-31, 2011	70	3.76	—	—

Total	70	$3.76	—	$—

(1)	All shares acquired represent shares tendered in connection with cashless exercises of stock options. Amounts tendered were to cover either the strike price for option exercises or tax withholdings on the intrinsic value of stock option exercises. These shares were simultaneously cancelled.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the Annual Report on Form 10-K.

The following tables provide selected financial information as of and for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Income statement data:
Direct premiums written	$721,462	$666,309	$562,672	$511,370	$498,749
Ceded premiums written	(512,979)	(466,694)	(428,384)	(360,582)	(358,405)

Net premiums written	208,483	199,615	134,288	150,788	140,344
(Increase) decrease in net unearned premium	(9,498)	(29,172)	7,366	(3,374)	14,075

Premiums earned, net	$198,985	$170,443	$141,654	$147,414	$154,419

Total revenue	$225,861	$239,923	$210,642	$182,667	$188,514
Total expenses	192,143	177,645	164,479	116,661	98,965
Income before income taxes	33,718	62,278	49,163	66,007	89,550
Income taxes, net	13,609	25,294	17,375	25,969	35,548
Net Income	$20,109	$36,984	$28,787	$40,037	$54,002

Earnings per share data:
Basic earnings per common share	$0.51	$0.95	$0.76	$1.07	$1.52
Diluted earnings per common share	$0.50	$0.91	$0.71	$0.99	$1.31
Dividends declared per common share	$0.32	$0.32	$0.54	$0.40	$0.24

	As of December 31,
	2011	2010	2009	2008	2007
Balance sheet data:
Total assets (1)	$894,026	$803,837	$710,679	$580,752	$533,484
Total liabilities (1)	744,021	664,047	597,405	479,198	458,909
Unpaid losses and loss adjustment expenses	187,215	158,929	127,198	87,948	68,816
Unearned premiums	359,842	328,335	278,371	258,489	254,741
Long-term debt	21,691	23,162	24,632	25,000	25,000
Total stockholders’ equity	$150,005	$139,790	$113,274	$101,554	$72,575

(1)	Total assets and total liabilities for years 2007 through 2010 have been adjusted for a reclassification of reinsurance receivable. This adjustment had no impact on earnings or stockholders’ equity. The adjustments were $37.6 million, $32.4 million, $36.1 million, and $42.3 million for 2010, 2009, 2008 and 2007, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of UIH. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes in Part II, Item 8 below.

OVERVIEW

UIH is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including the Insurance Entities, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our underwriting criteria includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, we utilize standard industry modeling techniques for hurricane and windstorm exposure. Our primary product is homeowners’ insurance currently offered in five states, including Florida, which represented 98% of the 593 thousand policies-in-force as of December 31, 2011, and 98% of the 584 thousand policies-in-force as of December 31, 2010. Approximately 98% of our policies in force as of December 31, 2011 and 2010 include wind coverage. With respect to geographic distribution of business within Florida as of December 31, 2011, and December 31, 2010, approximately 32% of the wind coverage policies-in-force are in Miami-Dade, Broward and Palm Beach Counties. Risk from catastrophic losses is managed through the use of reinsurance agreements.

We generate revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.

Investment Portfolio

As discussed under “Item 1. Business – Investments”, we seek to generate income through the investment activities conducted by each of the Insurance Entities and UIH. Our investment strategy is intended to support our overall business strategy and supplement income derived from our insurance underwriting activities. Thus, our operating results are significantly dependent upon the results of our investment portfolio.

For the year ended December 31, 2011, we recorded $14.5 million of net losses on our trading portfolio, compared to $30.6 million of net gains for the year ended December 31, 2010. The losses in our trading portfolio in 2011 reflect a particularly steep decline in the value of our equity securities holdings occurring mostly during the second half of the year. Excluding cash and cash equivalents, at December 31, 2011, $95.3 million, or 96%, of our total trading portfolio was invested in equity securities as compared to $94.4 million, or 42%, at December 31, 2010. The composition of our trading portfolio will change due to market conditions, opportunities, and other factors.

Our results of operations in 2012 will significantly be impacted by our ability to manage our investment portfolio as well as the conditions in the securities and financial markets, particularly as it relates to our investments in equity securities. We expect that our investment portfolio will consist primarily of domestic, and to a lesser degree foreign, debt and equity securities and, to a much lesser degree, non-hedging derivative securities and physically held precious metals. However, we may, subject to Florida regulations applicable to our Insurance Entities, invest a portion of our funds in other asset types.

RECENT DEVELOPMENTS

On January 6, 2011, we declared a cash dividend of $0.10 per share on our outstanding common stock payable on April 7, 2011, to shareholders of record at the close of business on March 11, 2011.

On February 3, 2011, UPCIC received approval for a premium rate increase for its Homeowner’s program within the State of Florida. The premium rate increase averaged approximately 14.9 percent statewide. The effective dates for the rate increase were February 7, 2011 for new business and March 28, 2011 for renewal business.

During the second quarter of 2011, UPCIC completed its 2011-2012 reinsurance program effective June 1, 2011. See “-2011-2012 Reinsurance Program” below for a description of that program.

On August 15, 2011, we declared a cash dividend of $0.08 per share on our outstanding common stock, payable on October 6, 2011, to shareholders of record at the close of business on September 16, 2011.

On August 17, 2011, we announced that the Georgia Department of Insurance approved the homeowners’ rates and forms of its wholly-owned subsidiary, UPCIC.

On October 28, 2011, UPCIC remitted $45.5 million as a deposit with the Florida Department of Financial Services. In consultation with the OIR, UPCIC has offered to segregate from its general operating funds an amount equivalent to its anticipated future reinsurance premiums under the arrangement with T25 and UPCIC. See “-2011-2012 Reinsurance Program” for further discussion regarding this arrangement.

On November 11, 2011, we announced that APPCIC had written its first homeowners’ insurance policy in Florida. APPCIC received approval of its rate filing from the OIR during the second quarter of 2011. APPCIC currently writes homeowners’ multi-peril and inland marine insurance on Florida homes valued in excess of $1 million, which are limits and coverages currently not targeted through its affiliate, UPCIC.

On November 22, 2011, we announced that UPCIC had written its first homeowners’ insurance policies in Georgia making it the fifth state in which UPCIC conducts business.

On December 5, 2011, we declared a cash dividend of $0.14 per share on our outstanding common stock payable on December 28, 2011, to shareholders of record at the close of business on December 21, 2011.

On January 11, 2012, we announced that UPCIC received approval from the OIR for premium rate increases for its homeowners and Dwelling Fire programs within Florida. The premium rate increases will average approximately 14.9% statewide for its homeowners program and 8.8% for its dwelling fire (“Dwelling Fire”) program. The effective dates for both of the premium rate increases are January 9, 2012 for new business and February 28, 2012 for renewal business.

A forms filing was made immediately after the rate filing to segregate the Sinkhole coverage and to include updated policy language as a result of the property insurance bill which became law in May 2011 (Senate Bill 408). This forms filing is currently pending with the OIR with an expected approval and implementation month of March 2012. With the approval of this forms filing, sinkhole coverage will be removed from certain base homeowners policies and the coverage will be offered via endorsement for an additional surcharge, and a mandatory 10% deductible, to those policyholders that meet the proposed eligibility standards. Revised inspection and eligibility requirements will not be imposed upon existing policyholders who elect to continue sinkhole coverage at their policy renewal.

Sinkhole coverage and form changes for Dwelling Fire were filed at the same time and are similar in nature to those filed for homeowners. Notification requirements for Sinkhole coverage changes, once approved, will dictate the actual effective date for renewal business depending on the date of approval from the OIR. Coverage for catastrophic ground cover collapse will remain a covered peril under all standard policy forms.

On February 22, 2012, we declared a dividend of $0.10 per share on our outstanding common stock payable on April 6, 2012, to shareholders of record at the close of business on March 28, 2012.

Impact of new accounting pronouncement

As discussed below in New Accounting Pronouncements Issued But Not Yet Adopted, we intend to prospectively adopt new accounting guidance in the first quarter of 2012 related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance will result in a reduction of our net deferred policy acquisition costs by approximately 20% to 30%, which will cause us to recognize a material charge against earnings during the first quarter of 2012. This charge represents an acceleration of deferred charges in the period of adoption, which would have ultimately been recognized within a twelve-month period. Thus, our adoption of this new accounting guidance will likely have a material impact on our results of operations in the first quarter of 2012.

Prior year rate increases impacting current results

On October 19, 2009, UPCIC received approval for a premium rate increase for its Homeowner’s program within Florida. The premium rate increase averaged approximately 14.6 percent statewide. The effective dates for the premium rate increase were October 22, 2009 for new business and December 11, 2009 for renewal business. On November 3, 2009, UPCIC received approval for a premium rate increase for its dwelling fire program within Florida. The premium rate increase averaged approximately 14.8 percent statewide. The effective dates for the premium rate increase were November 5, 2009 for new business and December 29, 2009 for renewal business.

2011-2012 Reinsurance Program

In the normal course of business, we limit the maximum net loss that can arise from large risks, risks in concentrated areas of exposure and catastrophes, such as hurricanes or other similar loss occurrences, by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers under our reinsurance agreements. See “Item 1 – Management of Exposure to Catastrophic Losses.” Our intention is to limit our exposure and the Insurance Entities’ exposure thereby protecting stockholders’ equity and the Insurance Entities’ capital and surplus, even in the event of catastrophic occurrences, through reinsurance agreements. Without these reinsurance agreements, the Insurance Entities would be more substantially exposed to catastrophic losses with a greater likelihood that those losses could exceed their statutory capital and surplus. Any such catastrophic event, or multiple catastrophes, could have a material adverse effect on the Insurance Entities’ solvency and our results of operations, financial condition and liquidity.

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

Effective October 1, 2011 through May 31, 2012, APPCIC entered into a multiple line excess per risk contract with various reinsurers. Under the multiple line excess per risk contract, APPCIC obtained coverage of $8.4 million in excess of $600 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $300 thousand for each casualty loss. A $21 million aggregate limit applies to the term of the contract.

The total cost of the APPCIC multiple line excess reinsurance program effective October 1, 2011 through May 31, 2012 is a minimum premium of $31,475, of which our cost is 50% or $15,737 and the quota share reinsurers’ cost is the remaining 50%, which is equated as follows: $25,000 minimum premium on 87.5% of the contract, $75,000 minimum premium on 10% of the contract and $84,000 minimum premium on 2.5% of the contract. The final premium will be determined by applying how much business APPCIC writes during this timeframe based on a predetermined pricing algorithm within the reinsurance contract.

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

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by the Florida State Board of Administration (“SBA”). Under the reimbursement agreement, the FHCF would reimburse UPCIC, for each loss occurrence during the contract year, for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses, subject to an aggregate contract limit. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2011 to May 31, 2012, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF. UPCIC’s estimate of its traditional FHCF coverage is based upon UPCIC’s exposure in-force as of June 30, 2011, as reported by UPCIC to the FHCF on September 1, 2011 and is 90% of $1.208 billion in excess of $456 million. The estimated premium for this coverage is $73.2 million.

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

On October 28, 2011, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly. The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2011 – 2012 contract year is projected to be $15.17 billion over the 12-month period following the estimate. The SBA also referred to its report entitled, “October 18, 2011 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity. The Report estimated that the FHCF’s loss reimbursement capacity range is $12.17 billion to $18.17 billion. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for the 2011 – 2012 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity. The aggregate cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity. UPCIC purchased the FHCF Mandatory Layer of Coverage for the 2011 – 2012 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. Fortunately, no hurricanes made landfall in Florida during the 2011-2012 contract year and no reimbursement payments for the 2011-2012 contract year were required from the FHCF to participating companies. Accordingly, the effect of the change in the FHCF’s estimate had no effect on our financial position, results of operations and liquidity. The FHCF is actively advocating a legislative change that would require the amount of reimbursement capacity made available to the insurance industry each year. If adopted, this proposal would increase the cost of UPCIC’s private market reinsurance program. It is unclear whether the Florida legislature will adopt the position advanced by the FHCF.

The total cost of UPCIC’s multiple line excess and property per risk reinsurance program effective June 1, 2011 through May 31, 2012 is $4.575 million, of which UPCIC’s cost is $2.575 million, and the quota share reinsurer’s cost is the remaining $2.0 million. The total costs of APPCIC’s multiple line excess is at a minimum $31,475, of which APPCIC’s cost is at a minimum $15, 737 and the quota share reinsurer’s cost is the remaining 50%. The total cost of UPCIC’s underlying excess catastrophe contract with T25 (see below) is $111.4 million, subject to a potential return premium of $83.4 million, which is eliminated in consolidation. The total cost of UPCIC’s private catastrophe reinsurance program effective June 1, 2011 through May 31, 2012 is $135.8 million, of which UPCIC’s cost is 50%, or $67.9 million, and the quota share reinsurer’s cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above, the cost of which is $22.4 million. UPCIC’s cost of the subsequent catastrophe event excess of loss reinsurance is $19.8 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2011 hurricane season is $73.3 million of which UPCIC’s cost is 50%, or $36.7 million, and the quota share reinsurer’s cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program offered by the FHCF, the premium for which is $5.0 million, of which UPCIC’s cost is 50%, or $2.5 million, and the quota share reinsurer’s cost is the remaining 50%.

UPCIC is responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by UPCIC’s reinsurance program and for losses that otherwise are not covered by the reinsurance program.

UPCIC estimates, based upon its in-force exposures as of December 31, 2011, it had coverage to approximately the 137-year Probable Maximum Loss (PML), modeled using AIR CLASIC/2 v.11.0, long term, without demand surge. Recently, AIR updated its catastrophe model and outlook of risk with the release of its new version, AIR CLASIC/2 v12.04. UPCIC estimates, based on its in-force exposures as of December 31, 2011, that it had coverage to approximately the 94-year PML, modeled using AIR CLASIC/2 v.12.04, long term, without demand surge. Additionally, from time to time, UPCIC uses estimates from other catastrophe modeling vendors to estimate its PML. UPCIC estimates based upon its in-force exposures as of September 30, 2011, that it had coverage to approximately the 131-year PML, modeled using RMS’s new release of its RiskLink model, v11, long term, without loss amplification. PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Both “loss amplification” and “demand surge” refer to the potential impact of secondary contributors to insured losses arising from catastrophic events. Examples of loss amplification or demand surge include increases in the cost of labor or materials, incremental losses associated with time elapsing between the initial date of loss and the date of repair, claim inflation, and potential coverage ambiguities due to concurrent causes of loss. Catastrophe models produce loss estimates that are quantified in terms of dollars and probabilities. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance (the 137-year, 94-year and 131-year PML represents a 0.80%, 1.06% and 0.76% Annual Probability of Exceedance, respectively, for AIR v11.0, AIR v12.04 and RMS v11). It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution.

With the implementation of our 2011-2012 reinsurance program at June 1, 2011, we retained a maximum, pre-tax net liability of $157.6 million as of December 31, 2011 for the first catastrophic event up to $1.781 billion of losses. Refer to the preceding table for information with respect to subsequent catastrophic events coverage. If catastrophic losses result in a net operating loss for the 2011 tax year, we can carry back the net operating loss to the 2010 and 2009 tax years and recover all, or a portion of, income taxes paid in those years.

Separately from the Insurance Entities’ reinsurance programs, UIH protected its own interests against diminution in value due to catastrophe events by purchasing $60 million in coverage via a catastrophe risk- linked transaction contract, effective June 1, 2011 through December 31, 2011. The contract provided for a recovery by UIH in the event of the exhaustion of UPCIC’s catastrophe coverage. The total cost to UIH of the risk-linked transaction contract is $8.7 million.

Segregated Account T25

UIH owns and maintains a segregated account, Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”), established in accordance with Bermuda law. As part of our overall reinsurance program, T25 at times enters into underlying excess catastrophe contracts with the Insurance Entities for the purpose of assuming certain risk for specified loss occurrences, including hurricanes. The agreements between T25 and the Insurance Entities are a cost-effective alternative to reinsurance that the Insurance Entities would otherwise purchase from third-party reinsurers. While we retain the risk that otherwise would be transferred to third party reinsurers, these agreements provide benefits to the Insurance Entities in “no-loss” years that cannot be replicated in the open reinsurance market. These benefits include the return to the Insurance Entities of a substantial portion of the earned reinsurance premiums under the contract. All the related intercompany transactions with respect to these agreements are eliminated in consolidation.

Under the T25 agreement effective June 1, 2011 through May 31, 2012, T25 retained a maximum, pre-tax liability of $140.2 million, in excess of $44.8 million, for the first catastrophic event up to $1.781 billion of losses. The Insurance Entities were required to make premium installment payments aggregating $111.4 million to T25, subject to the terms of the agreement. Through capital contributions made to T25 by UIH, T25 contributes an amount equal to its liability for losses, net of the Insurance Entities’ required premium payments and expenses thereon, to a trust account as collateral. The trust account was funded with the amount of required collateral at the inception of the agreement and invested in a cash reserve fund. The amounts held in the cash reserve fund are included in restricted cash and cash equivalents in our Consolidated Balance Sheets. The collateral held in trust was available to be used to pay any claims that may have arisen from the occurrence of covered events. The collateral was required to be held in trust for the benefit of the Insurance Entities until the occurrence of a covered event or expiration or termination of the agreement between T25 and the Insurance Entities. UIH has no requirement to fund T25 in the event losses exceed the amount of collateral held in trust.

Reinsurance agreements between T25 and the Insurance Entities are generally terminated on or about May 31 and December 31 each year and replaced with similarly structured agreements or with agreements with third party reinsurers effective June 1 and January 1, respectively. The terminations effective May 31 are intended to coordinate and integrate the replacement contracts into the Insurance Entities’ overall reinsurance program and the related changes to limits and retention levels for the subsequent contract year (i.e., June 1 through May 31). The terminations effective December 31 are intended to provide the aforementioned benefit of return premium to the Insurance Entities.

The T25 agreement effective June 1, 2011 through May 31, 2012 was terminated effective December 31, 2011, pursuant to the terms of the agreement. In anticipation of the termination of the agreement, the affiliates agreed to release funds held in trust due to the beneficiary (i.e., the Insurance Entities) during December 2011 and the balance to the grantor (i.e., UIH) in December 2011 and January 2012.

We continually evaluate strategies to more effectively manage our exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage. Effective January 1, 2012, the T25 contract was subsequently replaced, at identical limits and retentions as the prior agreement, with an unaffiliated third-party reinsurer as an open market purchase. Effective January 1, 2012 through May 31, 2012, under an excess catastrophe contract, the Insurance Entities obtained catastrophe coverage of $140.2 million, in excess of $44.8 million, covering certain loss occurrences including hurricanes. The total cost of this reinsurance coverage is $4.4 million. In the event of a non-hurricane loss subject to this contract, the Insurance Entities will pay to the reinsurer 20.0% of the ultimate net loss ceded to the reinsurer arising out of such non-hurricane loss. For further discussion of risks associated with our reinsurance programs, see “Item 1A. RISK FACTORS – Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business.”

Wind Mitigation Discounts

The insurance premiums charged by the Insurance Entities are subject to various statutory and regulatory requirements. Among these, the Insurance Entities must offer wind mitigation discounts in accordance with a program mandated by the Florida Legislature and implemented by the OIR. The level of wind mitigation discounts mandated by the Florida Legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on UPCIC’s premium.

The following table reflects the effect of wind mitigation credits received by UPCIC policyholders (in thousands):

Date	Reduction of in-force premium (only policies including wind coverage)
	Percentage of UPCIC policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$325,315	$703,459	31.6%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our primary areas of estimate are described below.

Recognition of Premium Revenues. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. Management believes that its revenue recognition policies conform to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

Insurance Liabilities. Reserves are established to provide for the estimated costs of paying losses and LAE under insurance policies the Insurance Entities have issued. Underwriting results are significantly influenced by estimates of losses and LAE reserves. These reserves are an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported (“IBNR”), as of the financial statement date.

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

Reserve estimates for non-catastrophe losses are derived using several different actuarial estimation methods that are variations on one primary actuarial technique. That actuarial technique is known as a “chain ladder” estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident year to create an estimate of how losses are likely to develop over time. This technique forms the basis of the six actuarial methods described below. An accident year refers to classifying claims based on the year in which the claims occurred, regardless of the date it was reported to the Insurance Entities. This analysis is used to prepare estimates of required reserves for payments to be made in the future. The key data elements used to determine our reserve estimates include claim counts, paid losses, paid DCC, case reserves, and the related development factors applicable to this data.

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

The third method is the reported Bornhuetter-Ferguson (“B-F”) method. This method is essentially a blend of two other methods. The first method is the loss development method (described above), whereby actual reported losses are multiplied by an expected loss development factor. For slow reporting coverages, the loss development method can lead to erratic and unreliable projections, because a relatively small swing in early reporting periods can result in a large swing in ultimate projections. The second method is the expected loss method (a description of the expected loss method follows the description of the reported B-F method), whereby the IBNR estimate equals the difference between predetermined estimates of expected losses and actual reported losses. This has the advantage of stability, but it does not respond to actual results as they emerge. The reported B-F method combines these two methods by setting ultimate losses equal to actual reported losses plus expected unreported losses. As an experience year matures and expected unreported losses become smaller, the initial expected loss assumption becomes gradually less important. Two parameters are needed to apply the B-F method: the initial expected loss ratio and the expected reporting pattern. The initial expected loss ratio for each accident year other than the current year is set equal to the estimated ultimate loss ratio from the prior analysis. The initial expected loss ratio for the current year is determined based on trends in historical ratios, rate changes, and underlying loss trends. The expected reporting pattern is based on the reported loss development method described above. This method is often used for long-tail lines and in situations where the reported loss experience is relatively immature or lacks sufficient credibility for the application of other methods.

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

The six methods described above all produce an estimate of ultimate losses. Based on the results of these six methods, a single estimate (commonly referred to as an actuarial point/central estimate) of the ultimate loss is selected. Estimated IBNR reserves are determined by subtracting the reported loss from the selected ultimate loss. The estimated IBNR reserves are added to case reserves to determine the total estimated unpaid losses.

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

Estimated unpaid amounts for non-catastrophe AO expenses are determined as the product of the estimated number of outstanding claims (whether open or unreported) times an estimate of average AO per claim. Universal’s claims are handled by UAC, a wholly-owned subsidiary.

The procedure we followed was to begin by developing a history of average AO expenses per closed claim (whether with or without payment) for each line of business. Since average fees have increased dramatically in the last two years, we placed reliance primarily on the indications from those two years in making our selections. The selected average AO expense was then multiplied by the estimated number of claims to be closed in the future (whether with or without payment) to determine an estimated liability. The estimated number of claims to be closed in the future was determined by projecting reported claims for each accident year to an estimated ultimate basis using the traditional development factor method, then subtracting the total number of claims that have closed as of December 31, 2011 (whether with or without payment).

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

Reserves are re-estimated quarterly, by combining historical results with current actual results. This process incorporates the historic and latest trends, and other underlying changes in the data elements used to calculate reserve estimates. When actual development of claims reported, paid losses or case reserve changes are different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve re-estimate and an increase or decrease in losses and LAE will be recorded in the Consolidated Statements of Income. Total reserve re-estimates, as a percent of losses and LAE expenses before reserve re-estimates, in 2011, 2010 and 2009 were 10.2%, 6.5% and 8.7%, respectively. Reserve re-estimates were primarily the result of actual loss development on prior year non-catastrophe losses. Reserve re-estimates on non-catastrophe losses are a result of settling homeowner’s losses established in the prior year for amounts that were more than expected. Because these trends cause actual losses to differ from those predicted by the estimated development factors used in prior reserve estimates, reserves are revised as actuarial studies validate new trends based on indications of updated development factor calculations. Reserve re-estimates for catastrophe losses, which are associated with the high level of uncertainty related to hurricane claims are described under catastrophe losses below.

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

Key assumptions that materially affect the estimate of the reserve for loss and LAE relate to the effects of emerging claim and coverage issues. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Key assumptions that are premised on future emergence that are inconsistent with historical loss reserve development patterns include but are not limited to:

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

At each reporting date, the highest degree of uncertainty in estimates of losses arises from claims remaining to be settled for the current accident year and the most recent preceding accident year and claims that have occurred but have not been reported (pure IBNR claims). The greatest degree of uncertainty exists in the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled but must be estimated as of the current reporting date. Most of these losses are related to homes that were damaged. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which we tend to make our largest re-estimates of losses for an accident year. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving litigation.

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

On an annual basis, our independent actuary provides a Statement of Actuarial Opinion (“SAO”) that certifies the carried reserves make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of our contracts and agreements with our policyholders. We review the SAO and compare the projected ultimate losses and LAE per the SAO to our own projection of ultimate losses and LAE to ensure that loss and LAE reserves recorded at each annual balance sheet date are based upon our analysis of all internal and external factors related to known and unknown claims against us. We compare our recorded reserves to the indicated range provided in the report accompanying the SAO. At December 31, 2011, the recorded amount for net loss and LAE falls within the range determined by our independent actuaries and approximates their best estimate.

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

With respect to UPCIC’s primary exposure, Florida personal property coverage, the hurricanes in 2004 and 2005 required UPCIC to place more focus on adjusting hurricane claims during 2004, 2005 and into 2006. UPCIC then experienced a surge in non-hurricane claims which led the loss development patterns for non-catastrophe losses to increase substantially in the years during and following the active hurricane seasons of 2004 and 2005.

Potential Reserve Estimate Variability. Given the nature of our business (catastrophe-exposed personal property coverage), the methods employed by actuaries include a range of estimated unpaid losses reflecting a level of uncertainty. The range of estimated ultimate losses is typically smaller for older, more mature accident periods and greater for more recent, less mature accident periods. The greatest level of uncertainty is associated with accident years during which catastrophe events occurred. For example, the increased uncertainty associated with accident years 2004 and 2005 increases the bounds of the range.

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

The inherent uncertainty associated with the Insurance Entities’ loss and LAE liability is magnified due to UPCIC’s concentration of property business in catastrophe-exposed coastal states, primarily Florida. The 2004 and 2005 hurricanes created great uncertainty in determining ultimate losses for these natural catastrophes. Issues related to applicability of deductibles, availability and cost of repair services and materials, and other factors have increased the variability in estimates of the related loss reserves. UPCIC has experienced unanticipated unfavorable loss development on catastrophe losses from claims related to 2004 and 2005 being reopened and new claims being opened due to public adjusters encouraging policyholders to file new claims, and from assessments related to condominium policies. Due to the inherent uncertainty, the parameters of the loss estimation methodologies are updated on an annual basis as new information emerges.

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

We have created a proprietary claims analysis tool (P2P) to analyze and calculate reserves. P2P is a custom built application that aggregates, analyzes and forecasts reserves based on historical data that spans more than a decade. It identifies historical claims data using same like kind and quality variables that exist in present claims and sets forth appropriate, more accurate reserves on current claims. P2P is reviewed by management on a weekly basis in reviewing the topography of existing and incoming claims. P2P will be analyzed at each quarters end and adjustments to reserves are made at an aggregate level when appropriate.

P2P was initially used for 2010 third quarter reserve analysis resulting in an increase in 2009 and 2010 loss year reserves. Further refinements were put into place in 2010 fourth quarter which included inflation adjustments for past claims into 2010 dollars (inflation guard). P2P was reviewed by an independent third party for data integrity and system reliability. This program is used for quarterly reviews on an ongoing basis. Due to the uncertainties involved, the scenarios described and quantified above are reasonably likely, but the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2011 is $187.2 million.

Deferred Policy Acquisition Costs/Deferred Ceding Commissions. Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they are related. Determination of costs other than commissions that vary with and are primarily related to the production of new and renewal business requires estimates to allocate certain operating expenses. As of December 31, 2011, deferred policy acquisition costs were $57.5 million and deferred ceding commissions were $44.5 million. Deferred policy acquisition costs were reduced by deferred ceding commissions and shown net on the Consolidated Balance Sheet in the amount of $13.0 million.

Provision for Premium Deficiency. Our policy is to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. Management has determined that a provision for premium deficiency was not warranted as of December 31, 2011.

Reinsurance. In the normal course of business, we seek to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces our risk of exposure in the event of catastrophic losses, it also reduces our potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our reinsurance is typical of a company of our size in the homeowners’ insurance industry. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of our liability. The Insurance Entities’ reinsurance policies do not relieve them from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2011.

New Accounting Pronouncements Issued But Not Yet Adopted

In September 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as costs incurred by insurance entities for the successful acquisition of new and renewal contracts. Such costs result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract(s) not occurred. This guidance will be effective for periods beginning after December 15, 2011, with early adoption permitted. We plan to prospectively adopt this guidance on January 1, 2012. Although we have not yet completed our evaluation of the impact to our financial statements, this guidance represents a significant departure from current industry practice upon adoption and will result in a reduction in our net deferred policy acquisition costs of approximately 20% to 30%, with a corresponding charge to earnings, and a reduction of deferrals and amortization of policy acquisition costs in future periods. This adjustment represents an acceleration of the amortization of costs in the period of adoption, which would ultimately have been charged to earnings within a twelve-month period.

In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the FASB Accounting Standards Codification (ASC). The objective of this updated guidance is to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach currently used in our consolidated financial statements). This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011. Early adoption is permitted. Since we already use the two-statement approach for reporting comprehensive income, this guidance will not have an impact on the presentation of our financial statements and notes.

In May 2011, the FASB updated its guidance related to the Fair Value Measurement, Topic 820 of the ASC, to achieve common fair value measurement and disclosure requirements with International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in United States generally accepted accounting principles, to clarify the intent of application of existing fair value measurement and disclosure requirements, and to change particular principles or requirements for measuring and disclosing fair value measurements. The amendments are to be applied prospectively to interim and annual reporting periods beginning after December 15, 2011. The amendments are to be applied prospectively. We are currently evaluating the requirements of the guidance and its impact on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements during 2011.

RELATED PARTIES

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of UPCIC. During 2011, 2010 and 2009, we paid claims adjusting fees of $753 thousand, $480 thousand, $600 thousand, respectively, to Downes and Associates.

During the fourth quarter of 2009, we overpaid non-equity incentive plan compensation to our Chief Executive Officer and Chief Operating Officer in the amounts of $217 thousand, and $163 thousand, respectively. These amounts were repaid by the officers during February 2010.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Net income decreased by $16.9 million, or 45.6%, primarily attributable to net losses in our investment portfolio recorded during 2011 compared to net gains recorded in 2010 reflecting a particularly steep decline in the value of our equity securities holdings in our investment portfolio. The increase in net premiums earned in 2011 outpaced the increase in operating costs and expenses. The rate increases which have taken affect in late 2009 and early 2011 are providing positive results that somewhat mitigate the negative effect of wind mitigation credits.

The following table summarizes the changes in each line item of our Statement of Income for the year ended December 31, 2011 compared to the year ended December 31, 2010 (in thousands):

	Year Ended December 31,		Change
	2011	2010	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$721,462	$666,309	$55,153	8.3%
Ceded premiums written	(512,979)	(466,694)	(46,285)	9.9%

Net premiums written	208,483	199,615	8,868	4.4%
(Increase) decrease in net unearned premium	(9,498)	(29,172)	19,674	-67.4%

Premiums earned, net	198,985	170,443	28,542	16.7%
Net investment income	788	992	(204)	-20.6%
Net realized gains on investments	2,350	27,692	(25,342)	-91.5%
Net unrealized (losses) gains on investments	(18,410)	1,754	(20,164)	NM
Net foreign currency gains on investments	1,532	1,122	410	36.5%
Commission revenue	19,507	17,895	1,612	9.0%
Policy fees	15,298	15,149	149	1.0%
Other revenue	5,811	4,876	935	19.2%

Total premiums earned and other revenues	225,861	239,923	(14,062)	-5.9%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	124,309	113,355	10,954	9.7%
General and administrative expenses	67,834	64,290	3,544	5.5%

Total operating costs and expenses	192,143	177,645	14,498	8.2%

INCOME BEFORE INCOME TAXES	33,718	62,278	(28,560)	-45.9%
Income taxes, current	23,152	26,854	(3,702)	-13.8%
Income taxes, deferred	(9,543)	(1,560)	(7,983)	511.7%

Income taxes, net	13,609	25,294	(11,685)	-46.2%

NET INCOME	$20,109	$36,984	$(16,875)	-45.6%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income for 2011 compared to 2010.

The increase in net earned premiums of $28.5 million, or 16.7%, was due to an increase in the average number of policies written generated by our agent network and the rate increases which became effective in 2011, as well as those that became effective in the latter part of 2009. These rate increases have had a positive effect on premium generated by renewal policies. The benefit from these factors was partially offset by an increase in the number of policies-in-force eligible for wind mitigation credits.

Net unrealized losses on investments of $18.4 million, recorded during year ended December 31, 2011, reflect the net decrease in value of investments held in our trading portfolio as of December 31, 2011 as well as the reversal of unrealized gains or losses for securities held at December 31, 2010 and subsequently sold. These unrealized losses in the trading portfolio for the year ended December 31, 2011, were partially offset by realized gains of $2.4 million and foreign currency gains on investments of $1.5 million recorded during the same period. The unrealized losses reflect a decline in the value of our equity securities holdings during the second half of the year ended December 31, 2011.We will continue to record future changes in the market value of our trading portfolio directly to earnings as unrealized gains and losses on investments. All investment securities held at June 30, 2010, were classified as available-for-sale with net unrealized losses reflected in Accumulated Other Comprehensive Income in the Condensed Consolidated Statement of Financial Condition. During 2010, management evaluated the trading activity of our investment portfolio, investing strategy and overall investment program. As a result of this evaluation, we reclassified the available-for-sale portfolio as a trading portfolio effective July 1, 2010. Since July 1, 2010, changes in the market value of our trading portfolio are recorded directly to revenues as unrealized gains or losses on investments. In previous periods, the changes in unrealized gains and losses on the available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.

Commission revenue is comprised principally of reinsurance commission sharing agreements. The increase in commission revenue of $1.6 million is due to an increase in the amount of ceded premiums.

The increase in other revenues of $935 thousand is primarily due to a higher volume of referrals made to other insurance companies for coverage that we do not offer.

The increase in losses and LAE expenses is due to the servicing of additional policies from the growth in the average number of policies in-force and the associated increase in the aggregate total insured value of those policies on a year-over-year basis.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 62.5% and 66.5% during years ended December 31, 2011, and 2010, respectively, and were comprised of the following components (in thousands):

	Year ended December 31, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$245,335	$121,026	$124,309
Premiums earned	$689,955	$490,970	$198,985
Loss & LAE ratios	35.6%	24.7%	62.5%

	Year ended December 31, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$229,044	$115,689	$113,355
Premiums earned	$616,345	$445,902	$170,443
Loss & LAE ratios	37.2%	25.9%	66.5%

The reduction in the net loss and LAE ratio is the result of a proportionately greater increase in premiums earned than the increase in losses and LAE, driven primarily by the premium rate increases effective during the first quarter of 2011 and the latter part of 2009.

General and administrative expenses increased by $3.5 million due primarily to an increase in the amount of expenses related to deferred acquisition costs, net of ceded commissions, and the absence, during 2011, of credits from the recovery of Florida Insurance Guaranty Association (“FIGA”) assessments recorded during year ended December 31, 2010. FIGA assessments are ultimately passed down to policyholders. Amounts charged or credited to our earnings represent timing differences between the time assessments are made by FIGA to us, and the collection of those assessments from policyholders. There were also increases in insurance department fees and legal fees related to corporate matters. These increases were partially offset by decreases in performance-based incentive bonus accruals which are based on measures of income before income taxes. There were also decreases in stock-based compensation, bad debt expense and equipment expense.

The decrease in income tax expense was the result of a significant reduction in taxable income due to losses in the trading portfolio and additional reserves for unpaid losses and loss adjustment expenses. Our effective tax rate remained relatively the same at 40.4% for the year ended December 31, 2011 compared to 40.6% for the same period during 2010.

We have not recorded other comprehensive income since we transferred the available-for-sale portfolio to trading. The other comprehensive income recorded during the year ended December 31, 2010 represents the reversal of all accumulated other comprehensive income at December 31, 2009, which was all related to investments available for sale.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Net income was $37 million for the year ended December 31, 2010 compared to $28.8 million for the year ended December 31, 2009. Our earnings per diluted share were $0.92 for the 2010 period versus $0.71 in the same period last year. The following discussion provides comparative information for each component of net income and comprehensive income for 2010 compared to 2009.

The following table summarizes the changes in each line item of our Statement of Income for the year ended December 31, 2010 compared to the year ended December 31, 2009 (in thousands):

	Year Ended December 31,		Change
	2010	2009	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$666,309	$562,672	$103,637	18.4%
Ceded premiums written	(466,694)	(428,384)	(38,310)	8.9%

Net premiums written	199,615	134,288	65,327	48.6%
Increase in net unearned premium	(29,172)	7,366	(36,538)	NM

Premiums earned, net	170,443	141,654	28,789	20.3%
Net investment income	992	1,454	(462)	-31.8%
Net realized gains on investments	27,692	24,175	3,517	14.5%
Net unrealized gains on investments	1,754	—	1,754	NM
Net foreign currency gains on investments	1,122	6,808	(5,686)	-83.5%
Commission revenue	17,895	16,984	911	5.4%
Policy fees	15,149	14,174	975	6.9%
Other revenue	4,876	5,393	(517)	-9.6%

Total premiums earned and other revenues	239,923	210,642	29,281	13.9%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	113,355	106,133	7,222	6.8%
General and administrative expenses	64,290	58,346	5,944	10.2%

Total operating costs and expenses	177,645	164,479	13,166	8.0%

	Year Ended December 31,		Change
	2010	2009	$	%
INCOME BEFORE INCOME TAXES	62,278	46,163	16,115	34.9%
Income taxes, current	26,854	15,495	11,359	73.3%
Income taxes, deferred	(1,560)	1,881	(3,441)	NM

Income taxes, net	25,294	17,376	7,918	45.6%

NET INCOME	$36,984	$28,787	$8,197	28.5%

NM – Not meaningful.

Direct premiums written increased 18.4% to $666.3 million for the year ended December 31, 2010 from $562.7 million for the year ended December 31, 2009. The year ended December 31, 2010, saw continued growth in policy count for UPCIC. The increase in the number of policies in-force continued to be the result of strengthened relationships with existing agents, an increase in the number of new agents, and continued expansion within Florida and in South Carolina, North Carolina, and Hawaii. As of December 31, 2010 and 2009, UPCIC was servicing 584 thousand and 541 thousand homeowners’ and dwelling fire insurance policies with in-force premiums of $667.1 million and $567.1 million, respectively. The wind mitigation discounts mandated by the Florida Legislature in 2007 continue to adversely affect UPCIC’s premiums compared to historical rates. However, the rate of decrease in premiums due to the wind mitigation discounts was less in 2010 than 2009.

Net premiums earned increased 20.3% to $170.4 million for the year ended December 31, 2010, from $141.7 million for the year ended December 31, 2009. The increase is due to an increase in direct premiums earned and a proportionally lower increase in ceded premiums earned related to changes in the reinsurance program as described in “Note 4 – REINSURANCE” in the accompanying notes to our consolidated financial statements in Part II, Item 8 below.

Net investment income decreased 31.8% to $992 thousand for the year ended December 31, 2010 from $1.5 million for the year ended December 31, 2009. Net investment income is comprised primarily of interest and dividends. The decrease is primarily due to a change in the composition of our investment portfolio during 2010.

Realized gains on investments increased to $27.7 million for the year ended December 31, 2010 from $24.2 million for the year ended December 31, 2009 due to sales of securities.

Unrealized gains on investments of $1.8 million include a transfer of $656 thousand of unrealized losses upon the reclassification of the available-for-sale investment portfolio as a trading portfolio effective July 1, 2010, unrealized gains of $2.7 million from trading securities during the six-month period ended December 31, 2010, and unrealized losses of $259 thousand on exchange traded derivatives. Prior to July 1, 2010, the changes in unrealized gains and losses on our available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.

Foreign currency gains on investments decreased to $1.1 million for the year ended December 31, 2010 from $6.8 million for the year ended December 31, 2009. The decrease is due to changes in the composition of our investment portfolio containing foreign-denominated securities.

Commission revenue increased 5.4% to $17.9 million for the year ended December 31, 2010 from $17 million for the year ended December 31, 2009. Commission revenue is comprised principally of reinsurance commission sharing agreements, and commissions generated from agency operations. The increase is attributable to an increase in reinsurance commission sharing of approximately $911 thousand.

Policy fees revenue increased 6.9% to $15.1 million for the year ended December 31, 2010 from $14.2 million for the year ended December 31, 2009. Policy fee revenue is compromised principally of the managing general agent’s policy fee income and service fee income from insurance policies. The increase is primarily due to an increase in the number of policies to 584 thousand at December 31, 2010 from 541 thousand at December 31, 2009.

Other revenue decreased 9.6% to $4.9 million for the year ended December 31, 2010 from $5.4 million for the year ended December 31, 2009. The decrease is primarily due to a decrease in finance charges paid by policy holders.

Net losses and LAE increased 6.8% to $113.4 million for the year ended December 31, 2010 from $106.1 million for the year ended December 31, 2009. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 66.5% and 74.9% during the years ended December 31, 2010 and 2009, respectively, and were comprised of the following components:

	Year ended December 31, 2010
	Direct	Ceded	Net
Loss and loss adjustment expenses	$229,044	$115,689	$113,355
Premiums earned	$616,345	$445,902	$170,443
Loss & LAE ratios	37.2%	25.9%	66.5%

	Year ended December 31, 2009
	Direct	Ceded	Net
Loss and loss adjustment expenses	$214,982	$108,848	$106,134
Premiums earned	$542,791	$401,137	$141,654
Loss & LAE ratios	39.6%	27.1%	74.9%

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

The ceded loss and LAE ratio for the year ended December 31, 2010 was 25.9% compared to 27.1% for the year ended December 31, 2009. The ceded loss and LAE ratio was influenced by greater direct incurred loss and LAE ceded under our quota share reinsurance treaty offset by proportionately lower catastrophe premiums ceded to reinsurers in the 2010 period compared to the 2009 period.

Catastrophes are an inherent risk of the property-liability insurance business which may contribute to material year-to-year fluctuations in UPCIC’s and our results of operations and financial position. During the years ended December 31, 2010 and 2009, respectively, we did not experience any catastrophic events. The level of catastrophe loss experienced in any year cannot be predicted and could be material to our results of operations and financial position. While management believes it’s catastrophe management strategies will reduce the severity of future losses, we continue to be exposed to catastrophic losses, including catastrophic losses that may exceed the limits of our reinsurance program.

General and administrative expenses increased 10.2% to $64.3 million for the year ended December 31, 2010 from $58.3 million for the year ended December 31, 2009. The increase in general and administrative expenses was due to several factors including an increase in direct commissions in correlation with the increase in direct premiums written, partially offset by an increase in ceded commissions paid, and an increase in state taxes on premiums directly related to the increase on written premiums.

Federal and state income taxes increased 45.6% to $25.3 million for the year ended December 31, 2010 from $17.4 million for the year ended December 31, 2009. Federal and state income taxes were 40.6% of pretax income for the year ended December 31, 2010, and 37.6% for the year ended December 31, 2009. The increase in the effective tax rate is due primarily to non-deductible compensation.

Net income increased 28.5% to $37 million for the year ended December 31, 2010 from $28.8 million for the year ended December 31, 2009. Our earnings per diluted share were $0.92 for the 2010 period versus $0.71 in the same period last year.

Comprehensive income increased 24.2% to $36.4 million for year ended December 31, 2010 from $29.3 million for the year ended December 31, 2009 as a result of the $8.2 million increase in net income, offset by a decrease due to the change in net unrealized gains on investments, net of tax, of $564 thousand. The change in net unrealized gains on investments is attributable to the reclassification of net unrealized gains outstanding at December 31, 2009 to current period revenue in connection with the reclassification of our available-for-sale investment portfolio to a trading securities portfolio during 2010.

ANALYSIS OF FINANCIAL CONDITION CHANGES

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months.

Our policy is to invest amounts considered to be in excess of current working capital requirements. We reduced our aggregate investment securities to $99.6 million as of December 31, 2011, from $224.5 million as of December 31, 2010, in response to market conditions. We have a receivable of $9.7 million at December 31, 2011, for securities sold that had not yet settled compared to $17.6 million at December 31, 2010, and a payable for securities purchased that had not yet settled of $1.1 million as of December 31, 2011.

The following table summarizes, by type, the carrying values of investments as of the periods presented (in thousands):

Type of Investment	As of December 31,
	2011	2010
Cash and cash equivalents	$229,685	$133,645
Restricted cash and cash equivalents	78,312	13,940
Debt securities	3,801	130,116
Equity securities	95,345	94,416
Non-hedge derivatives	123	182
Other investments	371	—

Total	$407,637	$372,299

Prepaid reinsurance premiums represent ceded unearned premiums related to our catastrophe and quota share reinsurance programs. The increase of $22 million to $243.1 million during the year ended December 31, 2011, was primarily due to an increase in premiums for catastrophe reinsurance coverage, as previously described in Recent Developments, 2011-2012 Reinsurance Program, and an increase in quota share reinsurance premiums commensurate with the increase in direct written premium. Premiums for catastrophe reinsurance coverage are earned over the respective contract periods which are generally effective from June 1, 2011, through May 31, 2012.

The increase in reinsurance recoverables of $6.2 million to $85.8 million reflects the increase in reserves for unpaid losses and loss adjustment expenses.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The increase of $17.4 million to $55 million during the year ended December 31, 2011, was due to greater ceded premiums on our catastrophe reinsurance program and timing of the settlement with the quota share reinsurer. In prior periods, we netted this receivable against reinsurance payables. See Note 1 “Nature of Operations and Basis of Presentation” to our Notes to Consolidated Financial Statements for more information about this reclassification in the Basis of Presentation section.

Premiums receivable represent amounts due from policyholders. The increase of $2.2 million to $45.8 million during the year ended December 31, 2011 was due to the growth in direct written premiums and an increase in the number of policyholders participating in the installment payment plan program offered by UPCIC.

The increase in property and equipment of $1.7 million to $7.1 million reflects the cost of building a new office building which has not yet been placed into service.

See Note 5 “Insurance Operations” in our Notes to Consolidated Financial Statements for a roll-forward in the balance of our deferred policy acquisition costs.

The increase in deferred income taxes of $9.5 million during the year ended December 31, 2011 is due primarily to unrealized losses in the trading portfolio.

See Note 5 “Insurance Operations” in our Notes to Consolidated Financial Statements for a roll-forward in the balance of our unpaid losses and loss adjustment expenses.

Unearned premiums represent the portion of written premiums that will be earned pro rata in the future. The increase of $31.5 million to $359.8 million during the year ended December 31, 2011 was due to growth in, and timing of, direct written premiums.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $11.8 million to $87.4 million during the year ended December 31, 2011 was primarily due to the timing of settlements with reinsurers and amounts not yet due to reinsurers for catastrophe reinsurance coverage, as previously described in Recent Developments, 2011-2012 Reinsurance Program. In prior periods, we netted reinsurance receivable, net against reinsurance payables. See Note 1 “Nature of Operations and Basis of Presentation” to our Notes to Consolidated Financial Statements for more information about this reclassification in the Basis of Presentation section.

Income taxes payable increased by $4.5 million to $12.7 million due to timing of tax remittances.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have generally been sufficient to meet liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of December 31, 2011 was $229.7 million. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements.

The balance of restricted cash and cash equivalents as of December 31, 2011 was $78.3 million. Restricted cash as of December 31, 2011 includes $48.1 million of cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business and $30.2 million held in trust for the benefit of UPCIC in connection with the T25 arrangement as described under the caption 2011-2012 Reinsurance Program above. See Note 2- SIGNIFICANT ACCOUNTING POLICIES to our Notes to Consolidated Financial Statements for information as to the nature of restrictions.

UIH’s liquidity requirements primarily include the payment of dividends to shareholders and interest and principal on debt obligations. The declaration and payment of future dividends to shareholders will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to UIH without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2011 and 2010, the Insurance Entities did not pay dividends to UIH.

Our insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies sold by the Insurance Entities. Historically, cash receipts from operations, consisting of insurance premiums, commissions, policy fees and investment income, have provided more than sufficient funds to pay loss claims and operating expenses. We maintain substantial investments in highly liquid, marketable securities. Liquidity can also be generated by funds received upon the sale of marketable securities in our investment portfolio.

Effective July 1, 2010, we elected to classify our securities investment portfolio as trading. Accordingly, purchases and sales of investment securities are included in cash flows from operations beginning July 1, 2010. We generated $110.1 million from operating activities for the year ended December 31, 2011 compared to $4.1 million used and $20.8 million generated for the years ended December 31, 2010 and 2009. Cash flows generated from operating activities during the year ended December 31, 2011, includes proceeds from sales of investment securities, net of purchases of $119.9 million. The use of cash in operating activities during the year ended December 2010 reflects purchases of investment securities, net of proceeds from sales, of $68.7 million since July 1, 2010 when we transferred our securities from the available-for-sale classification to trading. Prior to July 1, 2010, proceeds from the sale, and purchases of securities were reflected in investing activities.

The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on the Insurance Entities’ and the our business, financial condition, results of operations and liquidity. See “Item 7. Management’s Discussion of Financial Condition and Results of Operations – 2011-2012 Reinsurance Program” for a discussion of our reinsurance programs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2011, we had total capital of $171.7 million comprised of shareholders’ equity of $150 million and total debt of $21.7 million. Our debt to total capital ratio and debt to equity ratio were 12.6% and 14.5%, respectively. At December 31, 2010, we had total capital of $163 million comprised of shareholders’ equity of $139.8 million and total debt of $23.2 million. Our debt to total capital ratio and debt to equity ratio were 14.2% and 16.6%, respectively.

The Insurance Entities are required annually to comply with the NAIC Risk-Based Capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2011, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities’ reported total adjusted capital was in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the OIR.

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

Prior to the execution of the addendum, UPCIC was in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. UPCIC currently remains in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) drops below a net written premium to surplus of 1:1 for three consecutive quarters beginning January 1, 2010 and drops below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; (vii) pays any dividend when principal or interest payments are past due under the surplus note; or (viii) fails to maintain a level of surplus sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually. As of December 31, 2011, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.

Liability for Losses

We are required to periodically estimate and reflect on our balance sheet the amount needed to pay reported and unreported claims and related loss adjustment expenses. See Item 1- “Liability for Losses”. As a result of our analysis of loss reserves and trends, the provision for losses and LAE, net of related reinsurance recoverables, increased by $11.5 million and $5.9 million in 2011 and 2010, respectively. These increases were recorded in response to reserve development in prior accident years. Some of the increase in reserves is attributable to development on the small number of hurricane claims that remain open. Adjustments relating to older accident years also reflect increases in certain types of activities in UPCIC’s non-catastrophe claims that are more typically associated with catastrophe claims. Examples include insureds re-opening claims, seeking payments without corresponding repairs, and using public adjusters. These activities were prevalent in the catastrophe claims arising from 2004 and 2005 hurricane seasons but subsequently increased in non-catastrophe claims as the number of remaining hurricane claims subsided. In addition, certain changes to Florida law in recent years have adversely affected claims payout patterns. Florida laws relating to sinkhole claims also have generated claims in older accident years as insureds seek to establish that sinkhole activity occurred in policy periods pre-dating legislative changes.

The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in our consolidated financial statements for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010
Balance at beginning of year	$158,929	$127,198
Less reinsurance recoverable	(79,115)	(62,901)

Net balance at beginning of year	79,814	64,297
Incurred related to:
Current year	112,838	107,424
Prior years	11,471	5,931

Total incurred	124,309	113,355
Paid related to:
Current year	50,850	54,216
Prior years	54,060	43,622

Total paid	104,910	97,838

Net balance at end of year	99,213	79,814
Plus reinsurance recoverable	88,002	79,115

Balance at end of year	$187,215	$158,929

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR. See our discussion in “Critical Accounting Policies and Estimates – Adequacy of Reserve Estimates” for information about a tool used by management to analyze and calculate reserves.

The following table provides total unpaid loss and LAE, net of related reinsurance recoverables (in thousands):

	Years Ended December 31,
	2011	2010
Unpaid Loss and LAE, net	$29,894	$23,385
IBNR loss and LAE, net	69,319	56,429

Total unpaid loss and LAE, net	$99,213	$79,814

Reinsurance recoverable on unpaid loss and LAE	$30,068	$22,973
Reinsurance recoverable on IBNR loss and LAE	57,934	56,142

Total reinsurance recoverable on unpaid loss and LAE	$88,002	$79,115

The table below illustrates the change over time of the direct reserves established for unpaid losses and LAE for the Insurance Entities (Liability for Unpaid Losses and LAE “re-estimates”) at the end of the last eleven calendar years through December 31, 2011 (in thousands):

•	The first section shows the reserves as originally reported at the end of the stated year.

•	The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability.

•

The third section, reading down, shows retroactive re-estimates of the original recorded reserve as of the end of each successive year which is the result of our expanded awareness of additional facts and circumstances that pertain to the unsettled claims.

•

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

	Years Ended December 31,
	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
Balance Sheet Liability	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561	7,136	6,515	4,863
Cumulative paid as of:
One year later		107,091	88,364	70,060	52,639	42,491	79,361	66,180	3,902	4,060	6,664
Two years later			122,460	91,258	71,174	54,733	103,294	80,979	5,144	4,810	6,563
Three years later				106,014	78,288	64,693	111,704	92,515	5,735	5,068	6,805
Four years later					86,201	69,174	118,408	94,959	6,489	5,339	6,965
Five years later						73,840	122,474	97,623	6,755	5,413	7,100
Six years later							126,928	99,085	6,929	5,423	7,058
Seven years later								101,286	6,957	5,535	7,059
Eight years later									6,972	5,537	7,061
Nine years later										5,549	7,062
Ten years later											7,062

Balance Sheet Liability	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561	7,136	6,515	4,863
One year later		181,207	142,999	107,647	80,081	67,980	118,643	73,853	6,119	5,324	7,200
Two years later			157,566	115,480	87,253	69,526	125,004	95,119	5,570	5,546	6,712
Three years later				121,989	90,835	73,521	123,982	101,041	6,197	5,195	7,064
Four years later					94,229	77,679	125,145	100,680	6,715	5,464	7,019
Five years later						78,724	129,813	101,298	6,958	5,506	7,119
Six years later							130,762	101,108	7,100	5,523	7,107
Seven years later								102,123	7,009	5,584	7,108
Eight years later									7,022	5,539	7,100
Nine years later										5,549	7,062
Ten years later											7,062

Cumulative redundancy (deficiency)		(22,278)	(30,371)	(34,056)	(25,463)	(29,270)	(63,907)	(44,562)	114	966	(2,199)

The following Liability for Unpaid Losses and LAE re-estimates table illustrates the change over time of the reserves, net of reinsurance, established for unpaid losses and LAE for the Insurance Entities at the end of the last eleven calendar years through December 31, 2011 (in thousands):

	Years Ended December 31,
	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
Gross Reserves for Unpaid
Claims and Claims Expense	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561	7,136	6,515	4,863
Reinsurance Recoverable	88,002	79,115	62,899	43,375	37,557	32,314	60,785	56,110	6,018	5,233	2,460

Balance Sheet Liability	99,213	79,814	64,296	44,558	31,209	17,140	6,070	1,451	1,118	1,282	2,403
Cumulative paid as of:
One year later		54,056	43,860	34,169	23,699	20,004	12,881	1,194	832	609	3,333
Two years later			60,918	44,013	31,739	23,333	23,771	11,476	1,013	816	3,282
Three years later				51,092	34,460	26,925	25,435	21,692	1,174	917	3,396
Four years later					38,163	28,554	27,957	23,068	1,264	1,046	3,473
Five years later						30,640	29,414	25,394	1,291	1,067	3,541
Six years later							31,405	26,669	1,320	1,069	3,519
Seven years later								28,628	1,324	1,092	3,520
Eight years later									1,326	1,093	3,521
Nine years later										1,095	3,522
Ten years later											3,522

Balance Sheet Liability	99,213	79,814	64,296	44,558	31,209	17,140	6,070	1,451	1,118	1,282	2,403
One year later		91,280	70,468	53,223	37,558	29,134	25,241	4,036	1,233	958	3,601
Two years later			78,083	55,003	39,935	30,467	30,905	22,623	1,086	1,064	3,356
Three years later				58,460	39,429	31,253	31,139	28,115	1,271	960	3,526
Four years later					41,335	31,272	31,445	28,469	1,325	1,108	3,500
Five years later						32,148	31,609	28,541	1,351	1,114	3,551
Six years later							32,424	28,516	1,354	1,118	3,544
Seven years later								29,316	1,375	1,114	3,545
Eight years later									1,376	1,094	3,540
Nine years later										1,095	3,522
Ten years later											3,522

Cumulative redundancy (deficiency)		(11,466)	(13,787)	(13,902)	(10,126)	(15,008)	(26,354)	(27,865)	(258)	187	(1,119)
Percent		-14.4%	-21.4%	-31.2%	-32.4%	-87.6%	-434.2%	-1920.4%	-23.1%	14.6%	-46.6%
Gross Reestimated Liability-Latest		181,207	157,566	121,989	94,229	78,724	130,762	102,123	7,022	5,549	7,062
Reestimated Recovery-Latest		89,927	79,483	63,529	52,894	46,576	98,338	72,807	5,646	4,454	3,540

Net Reestimated Liability-Latest		91,280	78,083	58,460	41,335	32,148	32,424	29,316	1,376	1,095	3,522
Gross cumulative redundancy (deficiency)		(22,278)	(30,371)	(34,056)	(25,463)	(29,270)	(63,907)	(44,562)	114	966	(2,199)

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

Underwriting results of insurance companies are frequently measured by their combined ratios, which is the sum of the loss and expense ratios described in the following paragraph. However, investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are considered profitable when the combined ratio is under 100% and unprofitable when the combined ratio is over 100%.

The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2011	2010
Loss Ratio (1)
UPCIC	75%	73%
APPCIC (2)	28%	NA
Expense Ratio (1)
UPCIC	45%	40%
APPCIC	22%	NA
Combined Ratio (1)
UPCIC	120%	113%
APPCIC	49%	NA

(1)	The ratios are net of reinsurance, including catastrophe reinsurance premiums which comprise a significant cost, and inclusive of LAE. The expense ratios include management fees and commission paid to an affiliate of the Insurance Entities in the amount of $58.9 million and $52.7 million for UPCIC for the years ended December 31, 2011 and 2010, respectively and $4 thousand for the year ended December 31, 2011 for APPCIC. The fees and commission paid to the affiliate are eliminated in consolidation.
(2)	APPCIC began offering policies in late 2011 and had no paid claims as of December 31, 2011. The loss ratio represents an estimate.

NA - Not applicable.

In order to reduce losses and thereby reduce the loss ratio and the combined ratio, we have taken several steps. These steps include closely monitoring rate levels for new and renewal business, restructuring the homeowners’ insurance coverage offered, reducing the cost of catastrophic reinsurance coverage, and working to reduce general and administrative expenses.

Ratings

UPCIC’s financial strength is rated by a rating agency to measure UPCIC’s ability to meet its financial obligations to its policyholders. The agency maintains a letter scale Financial Stability Rating® system ranging from A” (A double prime) to L (licensed by state regulatory authorities).

In March 2010, to help address questions and concerns regarding the agency’s rating and review process, the agency published Guidance on Financial Stability Ratings and Catastrophe Reinsurance Program Reporting for Florida Property Insurers. The document contains the criteria the agency considers when reviewing a company.

On March 22, 2010, UPCIC received notice from the agency that it would require a capital infusion of $30 million by April 16, 2010 in order for it to maintain its A rating. To comply with this requirement UIH contributed an aggregate amount of $30 million to UPCIC in March 2010.

On November 30, 2011, the agency affirmed UPCIC’s Financial Stability Rating® of A. A Financial Stability Rating® of A is the third highest of six possible rating levels. According to the agency, A ratings are assigned to insurers that have “…exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.” The rating of UPCIC is subject to at least annual review by, and may be revised upward or downward or revoked at the sole discretion of the agency.

Ratings are an important factor in establishing our competitive position in the insurance markets. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. A downgrade in our financial strength ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets. In addition, the rating agency may at any time require a capital infusion into UPCIC by its parent company in order to maintain its rating, which may adversely affect our liquidity, operating results and financial condition. See “Item 1A-A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.”

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Unpaid losses and LAE, direct	$187,214	$132,922	$35,571	$14,977	$3,744
Long-term debt	25,468	1,449	3,783	3,665	16,571
Operating leases	1,001	348	444	209	—
Employment Agreements (1)	14,863	7,064	7,799	—	—

Total contractual obligations	$228,546	$141,783	$47,597	$18,851	$20,315

(1)	These amounts represent minimum salaries, which may be subject to annual percentage increases, non-equity incentive compensation based on pre-tax or net income levels, and fringe benefits based on the remaining term of employment agreements we have with our executives.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

Insurance premiums are established before we know the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate rates, we may be limited in raising its premium levels for competitive and regulatory reasons. Inflation also affects the market value of our investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. Our primary market risk exposures are related to our investment portfolio and include interest rates, and equity and commodity prices. We also have exposure to foreign currency exchange rates for investments denominated in foreign currencies, and to a lesser extent, our debt obligations in the form of a surplus note. The surplus note, as previously described in “Item 7 -Liquidity and Capital Resources,” accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Investments held for trading are carried on the balance sheet at fair value with changes recorded in earnings. Our investment trading portfolio is comprised primarily of debt and equity securities and also includes non-hedging derivatives and physical positions in precious metals. See Note 3- Investments to our Notes to Consolidated Financial Statements for a schedule of investment holdings as of December 31, 2011 and 2010.

Our investments have been, and may in the future be, subject to significant volatility. Our investment objective is to maximize total rate of return after federal income taxes while maintaining liquidity and minimizing risk. Our investment strategy includes maintaining investments to support unpaid losses and loss adjustment expenses for our insurance subsidiaries in accordance with guidelines established by insurance regulators. In addition to investment securities, we invest in derivative financial instruments to try to increase investment returns. The most commonly used instruments are call and put equity options and written call options on common stock (i.e., covered calls). We use derivatives to increase investment returns and for income generation purposes. These derivatives are held in our trading portfolio and do not meet the criteria for hedge accounting.

Interest Rate Risk

Interest rate risk is the sensitivity of a fixed-rate instrument to changes in interest rates. When interest rates rise, the fair value of our fixed-rate securities declines.

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The following table provides cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments held as of the periods presented (in thousands):

	As of December 31, 2011
	Amortized Cost							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	Total
US government and agency obligations	$171	—	—	—	—	3,157	$3,328	$3,801
Average interest rate	4.09%					1.85%	1.97%	1.97%

	As of December 31, 2010
	Amortized Cost							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	Total
US government and agency obligations	$—	174	—	—	—	137,792	$137,966	$130,116
Average interest rate		2.60%				1.30%	1.30%	1.30%

United States government and agency securities are rated Aaa by Moody’s Investors Service, Inc. and AA+ by Standard and Poor’s Company.

Equity and Commodity Price Risk

Equity and commodity price risk is the potential for loss in fair value of investments in common stock, exchange traded funds (ETF), and mutual funds from adverse changes in the prices of those instruments.

The following table provides information about the composition of our trading portfolio as of the periods presented (in thousands).

	As of December 31, 2011		As of December 31, 2010
	Fair Value	Percent	Fair Value	Percent
Common stock:
Metals and mining	38,816	40.5%	$25,752	27.2%
Other	11,944	12.5%	362	0.4%
Exchange-traded and mutual funds:
Metals and mining	25,997	27.1%	42,209	44.6%
Agriculture	16,878	17.6%	14,877	15.7%
Energy	—		5,559	5.9%
Indices	1,710	1.8%	4,613	4.9%
Other	—		1,044	1.1%
Derivatives: non-hedging	123	0.1%	182	0.2%
Other investments (1)	371	0.4%	—

Total equities securities	$95,839	100.0%	$94,598	100.0%

(1)	Other investments represent physical metals that we hold in our trading portfolio.

A hypothetical decrease of 20% in the market prices of each of the equity and commodity securities held at December 31, 2011 and 2010, would have resulted in a decrease of $19.2 million and $18.9 million, respectively, in the fair value of the equity securities portfolio.

Foreign Currency Exchange Risk

Although we did not hold any foreign government bonds as of December 31, 2011 or 2010, we have held them, and may hold them in the future. Such bonds carry the risk of foreign currency exchange rates that impact earnings when they are re-measured into our functional currency or sold.

Item 8.	Financial Statements and supplementary data

Report of Independent Registered Certified Public Accounting Firm

Board of Directors

Universal Insurance Holdings, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 23, 2012

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2011	2010
Cash and cash equivalents	$229,685	$133,645
Restricted cash and cash equivalents	78,312	13,940
Investment securities, at fair value	99,146	224,532
Prepaid reinsurance premiums	243,095	221,086
Reinsurance recoverables	85,706	79,552
Reinsurance receivables, net	55,205	37,607
Premiums receivable, net	45,828	43,622
Receivable from securities sold	9,737	17,556
Other receivables	2,732	2,864
Property and equipment, net	7,116	5,407
Deferred policy acquisition costs, net	12,996	9,446
Deferred income taxes	22,991	13,448
Other assets	1,477	1,132

Total assets	$894,026	$803,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$187,215	$158,929
Unearned premiums	359,842	328,334
Advance premium	19,390	19,840
Accounts payable	4,314	3,767
Bank overdraft	25,485	23,030
Payable for securities purchased	1,067	—
Reinsurance payable, net	87,497	75,553
Income taxes payable	12,740	8,282
Other accrued expenses	24,780	23,150
Long-term debt	21,691	23,162

Total liabilities	744,021	664,047

Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares -1,000
Issued shares -108
Outstanding shares -108
Minimum liquidation preference, $2.66 per share
Common stock, $.01 par value	411	404
Authorized shares - 55,000
Issued shares - 41,100 and 40,407
Outstanding shares - 40,082 and 39,388
Treasury shares, at cost - 1,018 and 1,019 shares	(3,101)	(3,109)
Additional paid-in capital	36,536	33,675
Retained earnings	116,158	108,819

Total stockholders’ equity	150,005	139,790

Total liabilities and stockholders’ equity	$894,026	$803,837

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$721,462	$666,309	$562,672
Ceded premiums written	(512,979)	(466,694)	(428,384)

Net premiums written	208,483	199,615	134,288
(Increase) decrease in net unearned premium	(9,498)	(29,172)	7,366

Premiums earned, net	198,985	170,443	141,654
Net investment income	788	992	1,454
Net realized gains on investments	2,350	27,692	24,175
Net unrealized (losses) gains on investments	(18,410)	1,754	—
Net foreign currency gains on investments	1,532	1,122	6,808
Commission revenue	19,507	17,895	16,984
Policy fees	15,298	15,149	14,174
Other revenue	5,811	4,876	5,393

Total premiums earned and other revenues	225,861	239,923	210,642

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	124,309	113,355	106,133
General and administrative expenses	67,834	64,290	58,346

Total operating costs and expenses	192,143	177,645	164,479

INCOME BEFORE INCOME TAXES	33,718	62,278	46,163
Income taxes, current	23,152	26,854	15,495
Income taxes, deferred	(9,543)	(1,560)	1,881

Income taxes, net	13,609	25,294	17,376

NET INCOME	$20,109	$36,984	$28,787

Basic earnings per common share	$0.51	$0.95	$0.76

Weighted average number of common shares outstanding - basic	39,184	39,113	37,618

Diluted earnings per common share	$0.50	$0.91	$0.71

Weighted average number of common shares outstanding - diluted	40,442	40,579	40,790

Cash dividend declared per common share	$0.32	$0.32	$0.54

	For the Years Ended December 31,
	2011	2010	2009
Comprehensive Income:
Net income	$20,109	$36,984	$28,787
Change in net unrealized (losses) gains on investments, net of tax	—	(564)	539

Comprehensive Income	$20,109	$36,420	$29,326

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands)

	Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	SGT Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2008	40,158	139	$402	$1	$33,587	$75,654	$25	$(734)	$(7,382)	$101,553
Stock option exercises	20	—	—	—	365	—	—	223	(756)	(168)
Preferred stock conversion	75	(30)	—	—	—	—	—	—	—	—
Retirement of treasury shares	(38)	—	—	—	(189)	—	—	—	189	—
Stock-based compensation	—	—	—	—	2,176	—	—	—	—	2,176
Net income	—	—	—	—	—	28,787	—	—	—	28,787
Excess tax benefit, net (1)	—	—	—	—	728	—	—	—	—	728
Declaration of dividends	—	—	—	—	—	(20,341)	—	—	—	(20,341)
AFS securities adjustment, net (2)	—	—	—	—	—	—	19,570	—	—	19,570
Reclassify AFS to earnings, net (3)	—	—	—	—	—	—	(19,031)	—	—	(19,031)

Balance, December 31, 2009	40,215	109	402	1	36,667	84,100	564	(511)	(7,949)	113,274
Stock option exercises	1,995	—	20	—	2,935	—	—	511	(7,878)	(4,412)
Restricted stock awards	300	—	3	—	(3)	—	—	—	—	—
Preferred stock conversion	1	(1)	—	—	—	—	—	—	—	—
Retirement of treasury shares	(2,104)	—	(21)	—	(12,697)	—	—	—	12,718	—
Stock-based compensation	—	—	—	—	2,962	—	—	—	—	2,962
Net income	—	—	—	—	—	36,984	—	—	—	36,984
Prior period adjustment (4)					(288)	288	—	—	—	—
Excess tax benefit, net (1)	—	—	—	—	4,099	—	—	—	—	4,099
Declaration of dividends	—	—	—	—	—	(12,553)	—	—	—	(12,553)
AFS securities adjustment, net (5)	—	—	—	—	—	—	(967)	—	—	(967)
Reclassify AFS to earnings, net (6)	—	—	—	—	—	—	403	—	—	403

Balance, December 31, 2010	40,407	108	404	1	33,675	108,819	—	—	(3,109)	139,790
Stock option exercises	160	—	2	—	(169)	—	—	—	(263)	(430)
Restricted stock awards	600	—	6	—	(6)	—	—	—	—	—
Preferred stock conversion (7)	3	—	—	—	—	—	—	—	—	—
Retirement of treasury shares (8)	(70)	—	(1)	—	(8)	—	—	—	271	262
Stock-based compensation	—	—	—	—	2,849	—	—	—	—	2,849
Net income	—	—	—	—	—	20,109	—	—	—	20,109
Excess tax benefit, net (1)	—	—	—	—	195	—	—	—	—	195
Declaration of dividends	—	—	—	—	—	(12,770)	—	—	—	(12,770)

Balance, December 31, 2011	41,100	108	$411	$1	$36,536	$116,158	$—	$—	$(3,101)	$150,005

(1)	Excess tax benefits are related to stock-based compensation.
(2)	Net of tax expense of $12,290 thousand.
(3)	Net of tax benefit of $11,952 thousand.
(4)	Represents a correction of a posting error made in prior years to deferred income tax in connection with stock-based compensation.
(5)	Net of tax of benefit of $604 thousand.
(6)	Net of tax expense of $253 thousand.
(7)	Represents the issuance of 3 thousand additional Common shares to correct an error made upon conversion of Series M Preferred Stock in 2010.
(8)	Includes a correction of a posting error made in prior years to Treasury Stock and Additional Paid in Capital of $8 thousand.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net Income	$20,109	$36,984	$28,787
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	653	1,315	1,354
Depreciation	639	831	490
Amortization of stock-based compensation	2,848	2,962	2,176
Net realized gains on investments	(2,350)	(27,692)	(24,175)
Net unrealized losses (gains) on investments	18,410	(1,754)	—
Net foreign currency gains on investments	(1,532)	(1,143)	(6,760)
Amortization of premium/accretion of discount, net	203	545	236
Deferred income taxes	(9,543)	(1,333)	1,881
Excess tax benefits from stock-based compensation	(195)	(4,099)	(728)
Other	(17)	(627)	130
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	(64,372)	5,175	(16,515)
Prepaid reinsurance premiums	(22,009)	(20,792)	(27,247)
Reinsurance recoverables	(6,154)	12,265	(47,807)
Reinsurance receivables, net	(17,598)	3,575	3,683
Premiums receivable, net	(2,855)	(7,574)	1,642
Other receivables	129	2,810	(2,551)
Income taxes recoverable	—	3,212	(729)
Deferred policy acquisition costs, net	(3,550)	19	(9,057)
Purchase of trading securities	(801,704)	(617,994)	—
Proceeds from sales of trading securities	921,625	549,305	—
Other assets	(726)	(779)	29
Unpaid losses and loss adjustment expenses	28,286	31,731	39,250
Unearned premiums	31,508	49,964	19,881
Accounts payable	547	595	25
Reinsurance payable	11,944	(38,733)	45,437
Income taxes payable	4,653	12,012	1,097
Other accrued expenses	1,630	2,399	6,070
Advance premium	(450)	2,761	4,218

Net cash provided by (used in) operating activities	110,129	(4,060)	20,817
Cash flows from investing activities:
Proceeds from sale of property and equipment	64	32	—
Purchase of property and equipment	(2,395)	(1,714)	(762)
Purchases of fixed maturities, available-for-sale	—	(129,141)	(325,674)
Proceeds from sales of fixed maturities, available-for-sale	—	116,238	299,033
Purchases of equity securities, available for sale	—	(80,730)	(206,054)
Proceeds from sales of equity securities, available for sale	—	70,681	147,635

Net cash used in investing activities	(2,331)	(24,634)	(85,822)
Cash flows from financing activities:
Bank overdraft increase	2,455	2,733	4,597
Preferred stock dividend	(20)	(20)	(27)
Common stock dividend	(12,750)	(12,533)	(20,313)
Issuance of common stock	5	14	55
Tax withholding payments related to stock-based compensation	(172)	(4,292)	(223)
Excess tax benefits from stock-based compensation	195	4,099	728
Repayments of debt	(1,471)	(1,471)	(368)

Net cash used in financing activities	(11,758)	(11,470)	(15,551)

Net increase (decrease) in cash and cash equivalents	96,040	(40,164)	(80,556)
Cash and cash equivalents at beginning of period	133,645	173,809	254,365

Cash and cash equivalents at end of period	$229,685	$133,645	$173,809

Supplemental cashflow disclosures:
Interest	$856	$805	$740
Income taxes	$19,081	$11,163	$15,609

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH and its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the (“Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in five states, including Florida, where a vast majority of the Company’s policies are in force. See NOTE 5, INSURANCE OPERATIONS, for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are summarized as follows:

Basis of Presentation and Consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of UIH and its wholly owned subsidiaries, and the Universal Insurance Holdings, Inc. Stock Grantor Trust. All intercompany accounts and transactions have been eliminated in consolidation.

To conform to current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity. The following discussion addresses the most significant reclassifications made.

The Company reclassified $37.6 million of its reinsurance payable, net as of December 31, 2010, to reinsurance receivable, net upon discovery that the Company was offsetting receivables and payables with separate reinsurers. This correction represents a change in the presentation only of the Company’s Condensed Consolidated Balance Sheet as of December 31, 2010 and Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, and had no impact on earnings, equity or cash flows from operating, investing and financing activities.

The following table provides the line items of the Company’s financial statements that were adjusted as a result of this reclassification (in thousands):

	As of December 31, 2010
	As Reported	Reclassification	Adjusted
Condensed Consolidated Balance Sheet:
Receivable from reinsurers, net	$—	$37,607	$37,607
Total assets	$766,230	$37,607	$803,837

Payable to reinsurers, net	$37,946	$37,607	$75,553
Total liabilities	$626,440	$37,607	$664,047

	Year Ended December 31, 2010
	As Reported	Reclassification	Adjusted
Condensed Consolidated Statements of Cash Flows:
Net change in assets and liabilities relating to operating activities:
Reinsurance receivable, net	$—	$3,575	$3,575
Reinsurance payable, net	$(35,158)	$(3,575)	$(38,733)

	Year Ended December 31, 2009
	As Reported	Reclassification	Adjusted
Net change in assets and liabilities relating to operating activities:
Reinsurance receivable, net	$—	$3,683	$3,683
Reinsurance payable, net	$49,120	$(3,683)	$45,437

The Company incorrectly included the amount of excess tax benefits from stock-based compensation in the amount of change to income taxes payable in the Company’s Consolidated Statements of Cash Flows for years ended December 31, 2010, 2009 and 2008. The excess tax benefits should have been presented as a separate line item adjusting net income to net cash flows provided by or used in operating activities. Since both line items are components of cash flows generated by or used in operating activities, there is no net impact to net cash flows provided by or used in operating activities. This reclassification between line items on the Consolidated Statements of Cash Flows had no impact on the Company’s net income or financial condition.

The following table provides the line items of the Company’s financial statements that were adjusted as a result of this reclassification (in thousands):

	Year Ended December 31, 2010
	As Reported	Reclassification	Adjusted
Condensed Consolidated Statements of Cash Flows:
Excess tax benefits from stock-based compensation	$—	$(4,099)	$(4,099)
Income taxes payable	$7,913	$4,099	$12,012

	Year Ended December 31, 2009
	As Reported	Reclassification	Adjusted
Excess tax benefits from stock-based compensation	$—	$(728)	$(728)
Income taxes payable	$369	$728	$1,097

The Company reclassified amounts out of cash and cash equivalents as of December 31, 2010 that were restricted in terms of their use and withdrawal and presents those amounts of restricted cash and cash equivalents as a separate line item on the face of the Consolidated Balance Sheets. The Company also presents restricted cash and cash equivalents as a separate line item reconciling net income to cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. The following table provides the line items of the Company’s financial statements that were adjusted as a result of this reclassification (in thousands):

	As of December 31, 2010
	As Reported	Reclassification	Adjusted
Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$147,585	$(13,940)	$133,645
Restricted cash and cash equivalents	$—	$13,940	$13,940

	Year Ended December 31, 2010
	As Reported	Reclassification	Adjusted
Condensed Consolidated Statements of Cash Flows:
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	$—	$5,175	$5,175
Net cash flows provided by (used in) operating activities	$(9,235)	$5,175	$(4,060)
Net increase (decrease) in cash and cash equivalents	$(45,339)	$5,175	$(40,164)
Cash and cash equivalents at beginning of period	$192,924	$(19,115)	$173,809
Cash and cash equivalents at end of period	$147,585	$(13,940)	$133,645

	Year Ended December 31, 2009
	As Reported	Reclassification	Adjusted
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	$—	$(16,515)	$(16,515)
Net cash flows provided by (used in) operating activities	$37,332	$(16,515)	$20,817
Net increase (decrease) in cash and cash equivalents	$(64,041)	$(16,515)	$(80,556)
Cash and cash equivalents at beginning of period	$256,965	$(2,600)	$254,365
Cash and cash equivalents at end of period	$192,924	$(19,115)	$173,809

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary areas of estimate are the recognition of premium revenues, liabilities for unpaid losses and loss adjustment expenses, deferred policy acquisition costs, provision for premium deficiency and reinsurance. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company includes in cash equivalents all short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less. These amounts are carried at cost, which approximates fair value. The Company excludes any net negative cash balances from Cash and Cash Equivalents that the Company or any of its subsidiaries may have with any single institution. These amounts are reclassified to liabilities and presented as bank overdraft in the Company’s consolidated balance sheets.

Restricted cash and cash equivalents. The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal separately on the face the Consolidated Balance Sheets. See below in this Note 2 for a discussion of the nature of the restrictions.

Investments Securities. Investment securities consist of both debt and equity securities. Investments have been classified by the Company as trading, available for sale, or held to maturity, based on management’s intent and ability to hold to maturity. Investment securities held in trading and available for sale are recorded at fair value on the consolidated balance sheet while investments held to maturity are recorded at costs, adjusted for amortization of premiums or discounts and other than temporary declines in fair value. All investment securities held by the Company as of December 31, 2011 and 2010 were held in the trading portfolio.

Unrealized gains and losses on trading securities are reported in current period earnings. Unrealized gains and losses on securities available for sale were excluded from earnings and reported as a component of other comprehensive income, net of related deferred taxes until reclassified to earnings upon the consummation of sales transaction with an unrelated third party or when the decline in fair value was deemed other than temporary.

The assessment of whether the impairment of a security’s fair value was other than temporary was performed using a portfolio review as well as a case-by-case review considering a wide range of factors. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including: 1) the Company’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause the Company to subsequently determine that an impairment is other than temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value.

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

Derivatives. Derivatives are held in the Company’s trading portfolio and are reported at fair value with changes in their value reported as unrealized gains or losses until exercised, sold or upon expiration at which time the gain or loss is recognized as a realized gain or loss. The premium received for a written call option is recorded as a liability until the option is either exercised or expires. If the option is exercised by the holder, the Company recognizes the premium received by adjusting the amount of the realized gain or loss on the underlying security by the amount of the option premium received. If the option expires or otherwise terminates, the premium received is recognized as a component of realized gains or losses.

Premiums Receivable. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience. As of December 31, 2011 and 2010, the Company had recorded allowances for doubtful accounts in the amounts of $715 thousand and $111 thousand, respectively.

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

Recognition of Premium Revenues. The Company recognizes revenue when realized or realizable and earned. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future is deferred and reported as unearned premiums. The Company believes that its revenue recognition policies conform to U.S. GAAP. In the event policyholders cancel their policies, unearned premiums represent amounts that UPCIC would refund policyholders. Accordingly, the Company determines unearned premiums by calculating the pro rata amount that would be due to the policyholders at a given point in time based upon the premiums owed over the life of each policy.

Recognition of Commission Revenue. Commission revenue, which is comprised of the Managing General Agent (MGA)’s policy fee income on all new and renewal insurance policies and commissions generated from agency operations is recognized as income upon policy inception.

Recognition of Policyholder Payment Plan Fee Revenue. The Company offers its policyholders the option of paying their policy premiums in full at inception or in two or four installment payments. The Company charges fees to its policyholders that elect to pay their premium in installments and records such fees as revenue when the policyholder makes the installment payment election and the Company bills the fees to the policyholder. These fees are included in Other Revenue in the Company’s Consolidated Statements of Income.

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

Inherent in the estimates of ultimate claims are expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates for casualty coverage is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances and the amount of insurance risk retained. In addition, the Company’s policyholders are currently concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. The methods for making such estimates and for establishing the resulting liability are periodically reviewed, and any adjustments are reflected in current earnings.

Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2011 and 2010.

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

Fair Value Measurements. Effective January 1, 2010, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that requires the Company to report significant transfers between Level 1 and Level 2 and the reasons for those transfers, as well as disclosing the reasons for transfers in or out of Level 3, including presenting the reconciliation of the changes in Level 3 fair value measurements separately for purchases, sales and settlements on a gross basis rather than as a net amount. Additionally, the guidance requires the Company to clarify existing disclosure requirements about the level of disaggregation and inputs and valuation techniques. The adoption of this guidance did not have an impact on the Company’s financial statements, other than expanded disclosures.

Disclosures about the purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements were effective for fiscal years beginning after December 15, 2010. The adoption of the guidance for Level 3 activity did not have a significant impact on its financial statements.

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

The Company maintains depository relationships with SunTrust Bank and Wells Fargo Bank N.A. It is the Company’s policy not to have a balance of more than $250 thousand for any of its affiliates at either institution on any given day to minimize exposure to a bank failure. Cash balances in excess of $250 thousand are transferred daily into custodial accounts with SunTrust Bank where cash is immediately invested into shares of the Federated Treasury Obligations Money Market Funds.

The following table provides the amount of cash and cash equivalents, and restricted cash and cash equivalents as of the periods presented (in thousands):

	As of December 31, 2011
	Cash and cash equivalents				Restricted cash and cash equivalents
Institution	Cash	Money Market Funds	Total	% by institution	Funds held in Trust (1)	State Deposits (2)	Total	% by institution
U. S. Bank IT&C	$—	$40,474	$40,474	17.6%	$—	$800	$800	1.0%
SunTrust Bank	1,629	—	1,629	0.7%	—	—	—	0.0%
SunTrust Bank Institutional Asset Services	—	182,701	182,701	79.5%	—	—	—	0.0%
Wells Fargo Bank N.A.	1,244	14	1,258	0.5%	—	—	—	0.0%
Bank of New York Trust Fund (1)	—	—	—	0.0%	30,220	—	30,220	38.6%
All Other Banking Institutions	1,739	1,884	3,623	1.6%	—	47,292	47,292	60.3%

Total	$4,612	$225,073	$229,685	100.0%	$30,220	$48,092	$78,312	100.0%

	As of December 31, 2010
	Cash and cash equivalents				Restricted cash and cash equivalents
Institution	Cash	Money Market Funds	Total	% by institution	Funds held in Trust (1)	State Deposits (2)	Total	% by institution
U. S. Bank IT&C	$—	$41,454	$41,454	31.0%	$—	$—	$—	0.0%
SunTrust Bank	1,241	—	1,241	0.9%	—	—	—	0.0%
SunTrust Bank Institutional Asset Services	—	89,724	89,724	67.1%	—	—	—	0.0%
Wells Fargo Bank N.A.	780	—	780	0.6%	—	—	—	0.0%
Bank of New York Trust Fund (1)	—	—	—	0.0%	11,340	—	11,340	81.2%
All Other Banking Institutions	443	3	446	0.3%	—	2,600	2,600	18.7%

	$2,464	$131,181	$133,645	100.0%	$11,340	$2,600	$13,940	100.0%

(1)	Amounts held in trust include collateral contributed by the Company in connection with reinsurance contracts entered into between a segregated account owned and maintained by the Company and UPCIC. See Note 4 – REINSURANCE for information about this arrangement.

(2)	State deposits represent amounts held with regulatory agencies in the various states in which our Insurance Entities do business. Applicable laws and regulations govern not only the amount, but also the type of securities that are eligible for deposit. State deposits also include amounts that the Company has voluntarily placed on deposit in connection with the T25 arrangement. See Note 4- REINSURANCE for a discussion of the T25 arrangement.

All debt securities owned by the Company as of December 31, 2011 and 2010 are direct obligations of the United States Treasury.

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

In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly evaluate the financial strength of all reinsurers used. The Company’s largest reinsurer, Everest Reinsurance Company, has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc.

The following table provides the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity (in thousands):

	As of December 31,
Reinsurer	2011	2010
Everest Reinsurance Company	$264,997	$227,942
Florida Hurricane Catastrophe Fund	30,422	32,848

Total (1)	$295,419	$260,790

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses and unearned premiums.

Stock-based Compensation. The Company accounts for share-based compensation based on the estimated grant-date fair value. The Company recognizes these compensation costs in general and administrative expenses and generally amortizes them on a straight-line basis over the requisite service period of the award, which is the vesting term. Individual tranches of performance-based awards are amortized separately since the vesting of each tranche is subject to independent annual measures. The fair value of stock option awards are estimated using the Black-Scholes option pricing model with the grant-date assumptions discussed in Note 9. The fair value of the restricted share grants are determined based on the market price on the date of grant.

Statutory Accounting. UPCIC and APPCIC prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the Office of Insurance Regulation of Florida. Effective January 1, 2001, the Office of Insurance Regulation of Florida required that insurance companies domiciled in Florida prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the Office of Insurance Regulation of Florida. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APCIC as of December 31, 2011 and 2010 and the results of operations and cash flows, for the years ended December 31, 2011, 2010 and 2009, have been determined in accordance with statutory accounting principles, but adjusted to U.S. GAAP for purposes of these financial statements. The statutory accounting principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from U.S. GAAP.

Other New Accounting Pronouncements

In April 2009, the FASB issued guidance on “Recognition and Presentation of Other-than-Temporary Impairments”, which amended the criteria for the recognition of other-than-temporary impairments (“OTTI”) for debt securities and required that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI was recorded in earnings in the period of recognition. This guidance was effective for interim and annual periods ending after June 15, 2009, and required a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. This guidance was effective for interim and annual periods ending after June 15, 2009, and is applied prospectively. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments”, which required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance required fair value disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This guidance was effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

In June 2009, the FASB issued guidance on “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which established the FASB Accounting Standards Codification as the sole source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) promulgated under the authority of the federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company in the third quarter of 2009. The FASB Accounting Standards Codification superseded all existing non-SEC accounting and reporting standards. The adoption of this guidance changed the Company’s references to U.S. GAAP accounting standards but did not have an effect on the results of operations or financial position of the Company.

In January 2010, the FASB issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance added requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and required gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The guidance also provided clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only; therefore, the adoption had no impact on the Company’s results of operations or financial position.

In September 2010, the FASB issued guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as costs incurred by insurance entities for the successful acquisition of new and renewal contracts. Such costs result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract(s) not occurred. This guidance will be effective for periods beginning after December 15, 2011, with early adoption permitted. The Company plans to prospectively adopt this guidance on January 1, 2012. Although the Company has not yet completed its evaluation of the impact to its financial statements, this guidance represents a significant departure from current industry practice upon adoption and will result in a reduction in the Company’s net deferred policy acquisition costs of approximately 20% to 30%, with a corresponding charge to earnings, and a reduction of deferrals and amortization of policy acquisition costs in future periods. This adjustment represents an acceleration of the amortization of costs in the period of adoption, which would have ultimately been charged to earnings within a twelve-month period.

NOTE 3 – INVESTMENTS

The following table provides the Company’s investment holdings by type of instrument as of the periods presented (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value
Cash and cash equivalents (1)	$229,685	$229,685	$229,685	$133,645	$133,645	$133,645
Restricted cash and cash equivalents (1)	78,312	78,312	78,312	13,940	13,940	13,940
Trading portfolio:
Debt securities:
U.S. government securities obligations and agencies (2)	3,179	3,801	3,801	138,086	130,116	130,116
Equity securities:
Common stock:
Metals and mining	50,121	38,816	38,816	22,638	25,752	25,752
Other	14,121	11,944	11,944	344	362	362
Exchange-traded and mutual funds:
Metals and mining	28,311	25,997	25,997	32,736	42,209	42,209
Agriculture	17,781	16,878	16,878	10,961	14,877	14,877
Energy	—	—	—	5,798	5,559	5,559
Indices	2,006	1,710	1,710	11,047	4,613	4,613
Other	—	—	—	1,029	1,044	1,044
Derivatives: (3)
Non-hedging instruments	357	123	123	419	182	182
Other investments (3) (4)	517	371	371	—	—	—

Total trading portfolio investments	116,393	99,640	99,640	223,058	224,714	224,714

Total investments	$424,390	$407,637	$407,637	$370,643	$372,299	$372,299

(1)	Cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury or money-market accounts that invest in direct obligations of the U.S. Treasury.
(2)	The Company is required by various state laws and regulations to maintain certain securities on deposit in depositary accounts with the states in which we do business. As of December 31, 2011 and 2010, securities having fair values of $3.8 million and $3.4 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit.
(3)	Derivatives and other investments are included in other assets in the consolidated balance sheets.
(4)	Other investments represent physical metals held by the Company.

See NOTE 16 – FAIR VALUE MEASUREMENTS, for additional disclosures related to investments held at fair value.

The following table provides net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash and cash equivalents and restricted cash and cash equivalents	$568	$99	$312
Debt securities	494	969	1,269
Equity securities	421	558	651

Total investment income	1,483	1,626	2,232
Less investment expenses	(695)	(634)	(778)

Net investment income	$788	$992	$1,454

Trading

The following table provides the effect of trading activities on the Company’s results of operations for the period presented by type of instrument and by line item in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2011	2010	2009 (2)
Realized gains(losses) on investments:
Debt securities	$(3,206)	$3,041	n/a
Equity securities	5,816	18,906	n/a
Derivatives (non-hedging instruments) (1)	(260)	—	n/a

Total realized gains on trading portfolio	2,350	21,947	n/a
Unrealized gains (losses) on investments:
Debt securities	8,472	(7,850)	n/a
Equity securities	(26,762)	10,519	n/a
Derivatives (non-hedging instruments) (1)	25	(259)	n/a
Other	(145)	—	n/a

Total unrealized gains (losses) on trading portfolio	(18,410)	2,410	n/a

Net (losses) gains recognized on trading securities	$(16,060)	$24,357	n/a

(1)	This table represents the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.
(2)	The company did not have any investments classified as trading during 2009.

Available- for- sale

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Year Ended December 31,
	2011 (1)	2010	2009
Sales proceeds (fair value)	n/a	$195,329	$446,668
Gross realized gains	n/a	$9,090	$33,966
Gross realized losses	n/a	$(938)	$(9,791)
Other than temporary losses	n/a	$(2,408)	$—

(1)	The Company did not have any investments classified as available for sale during 2011.

During the three-month period ended September 30, 2010, the Company evaluated the trading activity in its investment portfolio, its investing strategy, and its overall investment program. As a result of this evaluation, the Company reclassified its available-for-sale portfolio as a trading portfolio effective July 1, 2010. Net unrealized losses of $656 thousand were reflected as a transfer as of July 1, 2010, and recognized in earnings and included under the caption “Unrealized Gains (Losses) on Investments” in the Consolidated Statement of Income. The net unrealized loss of $656 thousand was comprised of $1.2 million in unrealized losses, offset by $573 thousand of unrealized gains.

Held-to-Maturity

During the year ended December 31, 2009, the Company sold US Treasury Notes, originally intended to be held to maturity, and purchased US Treasury Inflation Index Bonds in order to reduce the effects of inflation on the Company’s overall investment portfolio. These US Treasury Notes were sold for $4.2 million and a gain of $74 thousand was recognized. The Company reclassified its held to maturity securities being carried at an amortized cost of $57.8 million to available for sale securities and recorded net unrealized losses of $86 thousand concurrently with the sale of the US Treasury Notes.

NOTE 4 – REINSURANCE

UPCIC seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. UPCIC is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. UPCIC also remains responsible for the settlement of insured losses notwithstanding the failure of any of its reinsurers to make payments otherwise due to UPCIC. Amounts due from our largest reinsurer as of December 31, 2011, represents 69% of total amounts due from reinsurers as of the same date. See Note 1 – SIGNIFICANT ACCOUNTING POLICIES – Concentrations of Credit Risk.

UPCIC’s in-force policyholder coverage for windstorm exposures as of December 31, 2011, was approximately $129.2 billion.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income (in thousands):

	Year Ended December 31, 2011
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$721,462	$689,955	$245,335
Ceded	(512,979)	(490,970)	(121,026)

Net	$208,483	$198,985	$124,309

	Year Ended December 31, 2010
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$666,309	$616,345	$229,044
Ceded	(466,694)	(445,902)	(115,689)

Net	$199,615	$170,443	$113,355

	Year Ended December 31, 2009
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$562,672	$542,791	$214,981
Ceded	(428,384)	(401,137)	(108,848)

Net	$134,288	$141,654	$106,133

The following prepaid reinsurance premiums and reinsurance recoverables are reflected in the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2011	2010
Prepaid reinsurance premiums	$243,095	$221,086

Reinsurance recoverable on unpaid losses and LAE	$88,002	$79,114
Reinsurance recoverable on paid losses	(2,296)	438

Reinsurance recoverables	$85,706	$79,552

Segregated Account T25

UIH owns and maintains a segregated account, Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”), established in accordance with Bermuda law. As part of the Company’s overall reinsurance program, T25 at times enters into underlying excess catastrophe contracts with the Insurance Entities for the purpose of assuming certain risk for specified loss occurrences, including hurricanes. The agreements between T25 and the Insurance Entities are a cost-effective alternative to reinsurance that the Insurance Entities would otherwise purchase from third-party reinsurers. While the Company retains risk that otherwise would be transferred to third party reinsurers, these agreements provide benefits to the Insurance Entities in “no-loss” years that cannot be replicated in the open reinsurance market. These benefits include the return to the Insurance Entities of a substantial portion of the earned reinsurance premiums under the contract. All the related intercompany transactions with respect to these agreements are eliminated in consolidation.

Under the T25 agreement effective June 1, 2011 through May 31, 2012, T25 retained a maximum, pre-tax liability of $140.2 million, in excess of $44.8 million, for the first catastrophic event up to $1.781 billion of losses. The Insurance Entities were required to make premium installment payments aggregating $111.4 million to T25, subject to the terms of the agreement. Through capital contributions made to T25 by UIH, T25 contributes an amount equal to its liability for losses, net of the Insurance Entities’ required premium payments and expenses thereon, to a trust account as collateral. The trust account was funded with the amount of required collateral at the inception of the agreement and invested in a cash reserve fund. The amounts held in the cash reserve fund are included in restricted cash and cash equivalents in the Company’s Consolidated Balance Sheets. The collateral held in trust was available to be used to pay any claims that may have arisen from the occurrence of covered events. The collateral was required to be held in trust for the benefit of the Insurance Entities until the occurrence of a covered event or expiration or termination of the agreement between T25 and the Insurance Entities. UIH has no requirement to fund T25 in the event losses exceed the amount of collateral held in trust.

Reinsurance agreements between T25 and the Insurance Entities are generally terminated on or about May 31 and December 31 each year and replaced with similarly structured agreements or with agreements with third party reinsurers effective June 1 and January 1, respectively. The terminations effective May 31 are intended to coordinate and integrate the replacement contracts into the Insurance Entities’ overall reinsurance program and the related changes to limits and retention levels for the subsequent contract year (i.e., June 1 through May 31). The terminations effective December 31 are intended to provide the aforementioned benefit of return premium to the Insurance Entities.

The T25 agreement effective June 1, 2011 through May 31, 2012 was terminated effective December 31, 2011, pursuant to the terms of the agreement. In anticipation of the termination of the agreement, the affiliates agreed to release funds held in trust due to the beneficiary (i.e., the Insurance Entities) during December 2011 and the balance to the grantor (i.e., UIH) in December 2011 and January 2012. See “Note 18. SUBSEQUENT EVENTS” for information about a replacement contract entered into by the Company with a non-affiliated third party.

NOTE 5 – INSURANCE OPERATIONS

The Company’s primary product is homeowners’ insurance currently offered by its insurance subsidiaries in five states, including Florida, which represented 98% of policies-in-force as of December 31, 2011 and 2010. Approximately 98% of policies in force as of December 31, 2011 and 2010 included coverage for wind. As of December 31, 2011 and 2010, 32% of the wind coverage policies-in-force are in Miami-Dade, Broward and Palm Beach counties.

Deferred Policy Acquisition Costs and Ceding Commissions

The following table provides the beginning, ending and changes in deferred policy acquisition costs (“DPAC”), net of deferred ceding commission (“DCC”) for the periods presented (in thousands):

	For the years ended December 31,
	2011	2010	2009
DPAC, beginning of year	$50,127	$43,971	$40,155
Capitalized Costs	114,358	100,615	88,333
Amortization of DPAC	107,003	94,459	84,517

DPAC, end of year	$57,482	$50,127	$43,971

DCC, beginning of year	$40,682	$34,507	$39,747
Ceding Commissions Written	89,330	82,568	68,567
Earned Ceding Commissions	85,526	76,393	73,807

DCC, end of year	$44,486	$40,682	$34,507

DPAC (DCC), net, beginning of year	$9,445	$9,464	$408
Capitalized Costs, net	25,028	18,047	19,766
Amortization of DPAC (DCC), net	21,477	18,066	10,710

DPAC (DCC), net, end of year	$12,996	$9,445	$9,464

Liability for Unpaid Losses and Loss Adjustment Expenses

As described in Note 2, the insurance subsidiaries establish liabilities for unpaid losses and loss adjustment expenses on reported and unreported claims of insured losses. These liability estimates are based on known facts and interpretation of factors such as claim payment patterns, loss payments, pending levels of unpaid claims, product mix and industry experience. The establishment of appropriate liabilities, including liabilities for catastrophes, is an inherently uncertain process. Management regularly updates its estimates as new facts become known and further events occur which may impact the resolution of unsettled claims.

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company’s policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During the twelve-month periods ended December 31, 2011, 2010 and 2009, the Company did not experience any catastrophic events. The Company’s in-force policyholder coverage for windstorm exposures as of December 31, 2011 was approximately $129.2 billion. Management continuously evaluates alternative business strategies to more effectively manage the Company’s exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 4.

Management believes that the liabilities for claims and claims expense as of December 31, 2011 are appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company’s financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company’s financial statements.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010
Balance at beginning of year	$158,929	$127,198
Less reinsurance recoverable	(79,115)	(62,901)

Net balance at beginning of year	79,814	64,297

Incurred related to:
Current year	112,838	107,424
Prior years	11,471	5,931

Total incurred	124,309	113,355

Paid related to:
Current year	50,850	54,216
Prior years	54,060	43,622

Total paid	104,910	97,838

Net balance at end of year	99,213	79,814
Plus reinsurance recoverable	88,002	79,115

Balance at end of year	$187,215	$158,929

As a result of management’s analysis of loss reserves and trends, the provision for losses and LAE, net of related reinsurance recoverables, increased by $11.5 million and $5.9 million in 2011 and 2010, respectively, These increases were recorded in response to reserve development in prior accident years. Some of the increase in reserves is attributable to development on the small number of hurricane claims that remain open. Adjustments relating to older accident years also reflect increases in certain types of activities in UPCIC’s non-catastrophe claims that are more typically associated with catastrophe claims. Examples include insureds re-opening claims, seeking payments without corresponding repairs, and using public adjusters. These activities were prevalent in the catastrophe claims arising from 2004 and 2005 hurricane seasons but subsequently increased in non-catastrophe claims as the number of remaining hurricane claims subsided. In addition, certain changes to Florida law in recent years have adversely affected claims payout patterns. Florida laws relating to sinkhole claims also have generated claims in older accident years as insureds seek to establish that sinkhole activity occurred in policy periods pre-dating legislative changes.

Regulatory Requirements and Restrictions

The Company’s regulated subsidiaries, UPCIC and APPCIC, are subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”). These standards require the subsidiaries to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In 2011, based on the 2010 statutory net income and statutory capital and surplus levels, the maximum amount of ordinary dividends which could be paid is $2.5 million from UPCIC and $1.2 million from APPCIC. No dividends were paid from UPCIC or APPCIC to their parent company during the years ended December 31, 2011, 2010 and 2009.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of 10% of the insurer’s total liabilities or $5.0 million. The following table provides the amount of statutory capital and surplus, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the periods presented (in thousands):

	As of December 31,
	2011	2010
Ten percent of total liabilities
UPCIC	$37,063	$32,864
APPCIC	$97	$83

Statutory capital and surplus
UPCIC	$122,956	$115,926
APPCIC	$9,378	$11,252

At such dates in the table above, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

Through Universal Insurance Holding Company of Florida, UPCIC’s parent company, UIH recorded capital contributions of $5.0 million, $12.0 million and $32.0 million to UPCIC in June 2011, September 2011 and December 2011, respectively.

UPCIC and APPCIC are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2011, based on calculations using the appropriate NAIC RBC formula, UPCIC’s and APPCIC’s reported total adjusted capital was in excess of the requirements.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented (in thousands):

	As of December 31,
	2011	2010
Land	$1,287	$1,287
Building	1,410	1,410
Capital improvements (1)	3,886	2,117
Computers	230	156
Furniture	923	930
Automobiles and other vehicles	1,339	1,106
Software	1,601	1,374

Total cost	10,676	8,380
Less: accumulated depreciation	(3,560)	(2,973)

Property, plant and equipment, net	$7,116	$5,407

(1)	Related mostly to construction in process which has not yet been placed in service.

The following table provides depreciation and amortization and realized losses on the disposal of property and equipment for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Depreciation and amoritization	$639	$831	$490
Realized (loss) gain on disposal	$17	$(13)	$130

NOTE 7 – LONG-TERM DEBT

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the SBA under the ICBUI Program. Under the ICBUI program, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current capital and surplus of UPCIC to approximately $123 million as of December 31, 2011.

The surplus note has a twenty-year term and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC was required to pay interest only. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of $1.5 million, $1.5 million and $368 thousand were made during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, the balances due under the surplus note are shown in the Company’s Consolidated Balance Sheets as Long-Term Debt with carrying values of $21.7 million and $23.2 million. The surplus note calls for serial maturities due through 2026.

The following table provides an estimate of principal payments to be made for the amount due on the surplus note as of December 31, 2011 (in thousands):

2012	$1,471
2013	1,471
2014	1,471
2015	1,471
2016	1,471
Thereafter	14,337

Total	$21,692

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

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. As of December 31, 2011, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

Finance Facility

In November 2007, the Company commenced offering premium finance services through Atlas Premium Finance Company (“Atlas”), a wholly-owned subsidiary. To fund its operations, Atlas agreed to a Sale and Assignment Agreement with Flatiron Capital Corp., a funding partner to the commercial property and casualty insurance industry owned by Wells Fargo Bank, N.A. The agreement provided for Atlas’ sale of eligible premium finance receivables to Flatiron.

In September 2009, Atlas received notification that, effective September 27, 2010, Flatiron would not be renewing the funding and servicing agreement with Atlas. Flatiron stated in the notice to Atlas that its business environment and goals had changed and it had made a strategic decision to exit this particular business activity. Accordingly, on September 17, 2010, Atlas paid off its loan with Flatiron in full and the parties terminated the Sale and Assignment Agreement and other related agreements. The Company recorded a corresponding loan to Atlas which was forgiven and recorded as a capital contribution on December 31, 2011. These transactions, between Atlas and the Company, are eliminated in consolidation.

Interest Expense

Interest expense, comprised primarily of interest on the surplus note, was $ 856 thousand, $862 thousand, and $798 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Cumulative Convertible Preferred Stock

As of December 31, 2011 and 2010, the Company had shares outstanding of Series A and Series M Cumulative Convertible Preferred Stock (“Preferred Stock”). Each share of Series A and Series M Preferred Stock is convertible by the Company into shares of Common Stock.

The following table provides information for each series of convertible preferred stock issued by the Company as of December 31, 2011 and 2010 (in thousands, except conversion factor):

	As of December 31, 2011			As of December 31, 2010
	Series A	Series M	Total	Series A	Series M	Total
Shares	20	88	108	20	88	108
Conversion factor	2.50	5.00	NM	2.50	5.00	NM
Common shares resulting if converted	50	438	488	50	438	488

NM-	Not meaningful.

The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. During 2011, 2010 and 2009, respectively, the Company declared and paid aggregate dividends of $20 thousand, $20 thousand and $27 thousand to holders of record of the Company’s Series A Preferred Stock.

During the year ended December 31, 2010, shareholders converted 950 shares of Series M Preferred Stock into shares of Common Stock. The Company erroneously used the wrong conversion factor of 1.25 resulting in an issuance of 1,188 shares during the year ended December 31, 2010. This error was discovered during the year ended December 31, 2011 resulting in an additional issuance of 3,562 shares resulting from the conversion using a factor of 5.00. During the year ended December 31, 2009, shareholders converted 30 thousand shares of Series A Preferred Stock into 75 thousand shares of Common Stock. There were no conversions during the year ended December 31, 2011.

Common Stock

The following table summarizes the activity relating to shares of the Company’s Common Stock during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Issued Shares	Treasury Shares	Shares Held in Trust	Outstanding Shares
Balance, as of December 31, 2008	40,158	(1,710)	(906)	37,542
Preferred stock conversion	75	—	—	75
Options exercised	20	(137)	275	158
Shares cancelled	(38)	38	—	—

Balance, as of December 31, 2009	40,215	(1,809)	(631)	37,775

Preferred stock conversion	1	—	—	1
Options exercised	1,995	(1,314)	631	1,312
Shares cancelled	(2,104)	2,104	—	—
Restricted stock grant	300	—	—	300

Balance, as of December 31, 2010	40,407	(1,019)	—	39,388

Options exercised	160	(70)	—	90
Shares cancelled	(70)	70	—	—
Restricted stock grant	600	—	—	600
Other adjustments	3	1	—	4

Balance, as of December 31, 2011	41,100	(1,018)	—	40,082

Dividends Declared

During the years ended December 31, 2011, 2010 and 2009, the Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows (in thousands, except per share amounts):

	For the year ended December 31,
	2011		2010		2009
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.10	$3,939	$0.12	$4,700	$0.22	$8,268
Second Quarter	$0.00	$—	$0.10	$3,917	$0.12	$4,516
Third Quarter	$0.08	$3,199	$0.00	$—	$0.00	$—
Fourth Quarter	$0.14	$5,611	$0.10	$3,917	$0.20	$7,529

Applicable provisions of the Delaware General Corporation Law may affect the ability of the Company to declare and pay dividends on its Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Moreover, the ability of the Company to pay dividends, if and when declared by its Board of Directors, may be restricted by regulatory limits on the amount of dividends, which the Insurance Subsidiaries are permitted to pay the Company.

NOTE 9 – STOCK-BASED COMPENSATION

Equity Compensation Plan

On October 13, 2009, the Company’s Board of Directors approved, and recommended that the Company’s stockholders approve, the 2009 Omnibus Incentive Plan (“Incentive Plan”). On November 16, 2009, the Company’s stockholders approved the Incentive Plan by written consent.

An aggregate of 1.8 million shares of Common Stock was reserved for issuance and available for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, non-vested shares of Common Stock (“Restricted Stock”), restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates. The Incentive Plan also provides for awards that are intended to qualify as “performance-based compensation” in order to preserve the deductibility of such compensation by the Company under Section 162(m) of the Internal Revenue Code.

At the 2011 Annual Meeting of Shareholders held on May 11, 2011, shareholders voted to approve the recommendation of the Company’s Board of Directors to amend the Incentive Plan. The amendment is intended to allow the Incentive Plan to remain a flexible and effective source of incentive compensation in terms of the number of shares of stock available for awards, in terms of its design, as well as whether it generally conforms with the best practices in today’s business environment. Significant aspects of the amendment include: an increase of 2.4 million in the shares reserved for grant, an adjustment to the annual maximum awards limits, a prohibition against re-pricing of options and stock appreciation rights without shareholder approval, and an addition of specific elements to the performance goals.

As of December 31, 2011, 140 thousand shares remained reserved for issuance and were available for awards under the Incentive Plan.

The following table provides certain information related to stock options and restricted stock during the year ended December 31, 2011 (in thousands, except per share data):

	Year Ended December 31, 2011
	Stock Options				Restricted Stock
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	5,385	$4.68			300	$5.84
Granted	1,495	4.70			600	5.61
Forfeited	—	—			—	—
Exercised	(160)	0.59			—	—
Vested	—	—			(99)	5.84
Expired	—	—			—	—

Outstanding as of December 31, 2011	6,720	$4.78	$1,050	2.8	801	$5.67

Exercisable as of December 31, 2011	5,548	$4.78	$1,050	2.2

Note: All shares outstanding as of December 31, 2011 are expected to vest.

Unless otherwise specified, such as in the case of the exercise of stock options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE Amex LLC. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table provides certain information in connection with the Company’s stock-based compensation arrangements for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Compensation expense:
Stock options	$1,450	$2,109	$1,521
Non-vested shares	1,398	853	655

Total	$2,848	$2,962	$2,176

Deferred tax benefits:
Stock options	$559	$814	$587
Non-vested shares	315	329	253

Total	$874	$1,143	$840

Realized tax benefits:
Stock options	$195	$4,650	$404
Non-vested shares	—	(324)	324

Total	$195	$4,326	$728

Excess tax benefits:
Stock options	$195	$4,289	$404
Non-vested shares	—	(190)	324

Total	$195	$4,099	$728

Weighted avg grant date fair value for grants:
Stock options	$2,497	$2,429	$—
Non-vested shares	3,366	1,752	—

Total	$5,863	$4,181	$—

Intrinsic value of options exercised	$507	$12,055	$1,048
Fair value of restricted stock vested	$540	$723	$840
Cash received for strike price and tax withholdings	$204	$278	$277
Shares acquired through cashless exercise (1)	70	1,314	137
Value of shares acquired	$263	$7,878	$756

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both stock options and restricted stock (dollars in thousand):

	As of December 31, 2011
	Stock Options	Restricted Stock
Unrecognized expense	$1,611	$3,188
Weighted average remaining years	1.38	1.47

Stock Options

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

The following table provides the assumptions utilized in the Black-Scholes model for stock options granted during years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010	2009 (1)
Weighted-average risk-free interest rate	1.34%	0.91%	n/a
Expected term of option in years	3.92	2.13	n/a
Weighted-average volatility	58.5%	59.6%	n/a
Dividend yield	8.9%	9.8%	n/a
Weighted average grant date fair value per share	$1.6703	$1.4593	n/a

(1)	There were no options granted in 2009.

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

On May 19, 2010, the Company granted options to purchase an aggregate of 1,315 thousand shares of Common Stock to the Company’s directors (225 thousand shares), executive officers (775 thousand shares) and management (315 thousand shares) of which 50% of the options vested immediately and 50% vested on May 19,

2011. The options have an exercise price of $4.87 per share and expire on May 19, 2015. The options granted to the Company’s President and Chief Executive Officer and to the Company’s Chief Operating Officer and Senior Vice President, are only exercisable on such date or dates as the fair market value, as defined in 2009 Omnibus Incentive Plan, of the Company’s Common Stock is and has been at least one-hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

On February 2, 2010, the Company granted stock options for an aggregate 350 thousand shares of Common Stock to the Company’s Chief Operating Officer (“COO”) and Senior Vice President in consideration for services rendered pursuant to terms of an employment agreement and to provide the COO and Senior Vice President with a continued incentive to share in the success of the Company. The options have an exercise price of $5.84, expire on February 2, 2015 and vest over two years as follows: options for 150 thousand shares on the grant date; options for 100 thousand shares on the one year anniversary of the grant date and options for 100 thousand shares on the two year anniversary of the grant date.

Restricted Stock Grants

Restricted stock grants are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements and or to provide to those employees with a continued incentive to share in the success of the Company. Non-vested shares (“restricted stock”) generally vest over a three year service period commencing on the grant date.

The Company issued 600 thousand shares of performance-based restricted common stock at a price of $5.61 per share to its Senior Vice President and Chief Operating Officer. Shares of 200 thousand vest on each of the first, second and third anniversary of the grant date which was March 28, 2011, subject to shareholder approval and annual performance criteria. This grant was not effective until shareholder approval which took place May 11, 2011.

Effective February 2, 2010, the Company issued 300 thousand shares of restricted Common Stock at a price of $5.84 per share to its Senior Vice President, Chief Operating Officer and Director. The stock vests cumulatively over a three-year period as follows: 33 percent, 66 percent and 100 percent, respectively, on the first, second and third anniversaries of the issue date.

The Company did not grant any non-vested shares during the year ended December 31, 2009.

Stock Grantor Trust

On April 3, 2000, the Company established the Universal Insurance Holdings, Inc. Stock Grantor Trust (“SGT”) to fund its obligations arising from its various stock option agreements. The Company funded the SGT with 2.9 million shares of Company Common Stock. In exchange, the SGT delivered $29 thousand and a promissory note to the Company for approximately $2.3 million which together represents the purchase price of the shares. Amounts owed by the SGT to the Company will be repaid by cash received by the SGT, which will result in the SGT releasing shares to satisfy Company obligations for stock options. The assets of the SGT are subject to the claims of the Company’s general creditors under federal and state law. The consolidated financial statements include the accounts of the SGT. Dividends paid by the Company and received by the SGT on shares of Common Stock held in trust are eliminated in consolidation and shown net in the Consolidated Financial Statements. The agreement governing the operation of the SGT provides that the SGT shall terminate upon the later of the date that (i) all shares of Common Stock available for issuance under the SGT have been distributed or (ii) the promissory note is paid in full. The promissory note was paid in full on March 15, 2010, and promptly thereafter all shares of Common Stock remaining in the SGT were distributed to holders of Company options in satisfaction of the Company’s obligations under certain of its stock option agreements. The SGT was terminated upon this final distribution of shares of Common Stock from the SGT, and as of March 31, 2010, the SGT did not hold any shares of Common Stock.

NOTE 10 – EMPLOYEE BENEFIT PLAN

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

The plan titled the “Universal Property & Casualty 401(K) Profit Sharing Plan and Trust” (“401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or loss. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution that does not exceed five percent of their compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2011, 2010 and 2009.

The Company accrued for aggregate contributions of approximately $542 thousand, $624 thousand and $545 thousand to the 401(k) Plan during the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates, is owned by Dennis Downes, who is the father of Sean P. Downes, Chief Operating Officer and Senior Vice President of the Company. The following table provides payments made by the Company to Downes and Associates for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Claims adjusting fees	$753	$480	$605

There were no amounts due to Downes and Associates as of December 31, 2011 and 2010. The Company made an advance payment as of December 31, 2010 of $40 thousand, none as of December 31, 2011. Payments due to Downes and Associates are generally made in the month the services are provided.

During the fourth quarter of 2009, the Company overpaid non-equity incentive plan compensation to the Chief Executive Officer and Chief Operating Officer in the amounts of $217 thousand and $163 thousand, respectively. These amounts were repaid to the Company during February 2010.

NOTE 12 – INCOME TAXES

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2011, 2010 and 2009:

	For the years ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.6%	0.3%	0.3%
Disallowed compensation	2.3%	1.3%	—
State income tax, net of federal tax benefit (1)	3.6%	3.6%	3.6%
Other, net	-1.1%	0.4%	-1.3%

Effective tax rate (2)	40.4%	40.6%	37.6%

(1)	Included in income tax is Florida income tax at a statutory tax rate of 5.5%.
(2)	Other represents true-ups recorded upon completion of prior years’ tax returns, partially offset by estimates of penalties and interest for current year underpayment of estimated taxes.

Deferred income taxes as of December 31, 2011 and 2010 represent the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows:

	As of December 31,
	2011	2010
Deferred income tax assets:
Unearned premiums	$9,007	$8,274
Advanced premiums	1,451	1,460
Unpaid losses	3,139	2,194
Regulatory assessments	—	182
Executive compensation	—	1,312
Stock option expense	4,026	3,467
Accrued wages	958	357
Allowance for uncollectible receivables	276	43
Additional tax basis of securities	2,407	172
Restricted stock grant	315	—
Recognition of OTTI	—	307
Unrealized losses on investments	6,425	—

Total deferred income tax assets	28,004	17,768

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(5,013)	(3,644)
Unrealized gains on investments	—	(676)

Total deferred income tax liabilities	(5,013)	(4,320)

Net deferred income tax asset	$22,991	$13,448

A valuation allowance is deemed unnecessary as of December 31, 2011 and December 31, 2010, respectively, because management believes it is probable that the Company will generate substantial taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Liabilities for unrecognized tax benefits, if any, are recorded in accordance with issued FASB guidance on Accounting for Uncertainty in Income Taxes. The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The Company filed a consolidated federal income tax return for the fiscal years ended December 31, 2010, 2009, and 2008 and intends to file the same for the fiscal year ended December 31, 2011. The agreements between the Company and its statutory subsidiaries provide that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers.

The 2006 consolidated federal income tax return for the Company and its subsidiaries was examined by the Internal Revenue Service in 2009. The audit was completed and settled in October 2009 with no major issues. The combination of positive and negative adjustments resulted in an agreed upon assessment of $3 thousand, which was paid by the Company in January 2010.

Tax years that remain open for purposes of examination of its income tax liability due to taxing authorities, include the years ended December 31, 2010, 2009 and 2008. The 2009 consolidated federal income tax return for the Company and its subsidiaries is currently under examination by the Internal Revenue Service.

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue Common Stock were exercised.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the years ended December 31, 2011, 2010 and 2009 (shares in thousands):

	Year Ended December 31,
	2011	2010	2009
Numerator for EPS:
Net income	$20,109	$36,984	$28,787
Less: Preferred stock dividends	(20)	(20)	(27)

Income available to common stockholders	$20,089	$36,964	$28,760

Denominator for EPS:
Weighted average common shares outstanding	39,184	39,113	37,618
Plus: Assumed conversion of stock-based compensation (1)	770	977	2,679
Assumed conversion of preferred stock (2)	488	489	493

Weighted average diluted common shares outstanding	40,442	40,579	40,790

Basic earnings per common share	$0.51	$0.95	$0.76
Diluted earnings per common share (2)	$0.50	$0.91	$0.71
Weighted average number of antidilutive shares	2,553	1,941	398

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.
(2)	The assumed conversion of preferred stock for 2010 and 2009 have been corrected to reflect the conversion factor of 1 to 5 for Series M Preferred Stock. A conversion factor of 1 to 1. 25 was incorrectly used to calculate the assumed conversion of Series M Preferred Stock as presented in the Company’s Forms 10-K for the years ended December 31, 2010 and 2009. This error resulted in an understatement of the assumed conversion of preferred stock for purposes of calculating the average diluted shares outstanding resulting in an overstatement of diluted earnings per share of an amount less than one penny for both years ended December 31, 2010 and 2009. However, the overstatement for the year ended December 31, 2010 caused the calculation of diluted earnings per share to be rounded up to $0.92 per share. Subsequent to the correction, diluted earnings per share for the year ended December 31, 2010 no longer rounds up to $0.92 per share.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods presented (in thousands):

	Year Ended December 30, 2010			Year Ended December 30, 2009
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Net unrealized gains on available-for-sale investments arising during the periods	$4,983	$(1,925)	$3,058	$31,861	$(12,290)	$19,571
Less: realized gains on investments	5,744	(2,216)	3,528	24,224	(9,344)	14,880
Less: reclassification of unrealized losses relating to the reclassification of investment portfolio to trading from available-for-sale	(656)	253	(403)	—	—	—
Less: realized foreign currency gains on investments	809	(312)	497	6,760	(2,608)	4,152

Change in net unrealized gains on available-for-sale investments	(914)	350	(564)	877	(338)	539

Other comprehensive (loss) income	$(914)	$350	$(564)	$877	$(338)	$539

There were no amounts of other comprehensive income for the year ended December 31, 2011 and there were no amounts of accumulated other comprehensive income as of December 31, 2011 and 2010.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Employment Agreements and Potential Payments Upon Certain Events

The Company has employment agreements with certain employees which are in effect as of December 31, 2011. The agreements provide for minimum salaries, which may be subject to annual percentage increases, non-equity incentive compensation based on pre-tax or net income levels attained by the Company and fringe benefits. The agreements also provide for payments contingent upon the occurrence of certain events. The following table provides the amount of commitments and contingent payments the Company is obligated to pay in the form of salaries, non-equity incentive compensation and fringe benefits under agreements with executive officers (in thousands):

	As of December 31, 2011
	Salaries	Non-equity incentive compensation	Fringe
Commitments	$9,523	$5,022	$166

Contingent payments upon certain events:
Termination	$4,524	$2,823	$58
Change in control	$13,634	$5,016	$—
Death	$6,969	$3,923	$182
Disability	$4,540	$2,524	$182

Operating Leases

The Company has leased certain computer equipment and software under a master equipment lease agreement with Relational Funding, Inc. with an original equipment cost of $2.7 million. The Company also has several leases on office space.

The following table provides future minimum rental payments required under the non-cancelable operating leases as of the period presented (in thousands):

As of December 31, 2011
2012	$348
2013	224
2014	220
2015 and thereafter	71

Total	$863

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

NOTE 16 – FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. U.S. GAAP describes three approaches to measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach. Each approach includes multiple valuation techniques. U.S. GAAP does not prescribe which valuation technique should be used when measuring fair value, but does establish a fair value hierarchy that prioritizes the inputs used in applying the various techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1inputs are given the highest priority in the hierarchy while Level 3 inputs are given the lowest priority. Assets and liabilities carried at fair value are classified in one of the following three categories based on the nature of the inputs to the valuation technique used:

•

Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

•

Level 3 – Unobservable inputs that are not corroborated by market data. These inputs reflect management’s best estimate of fair value using its own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

As required by U.S. GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect their placement within the fair value hierarchy levels.

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
INVESTMENTS:
Cash and cash equivalents	$229,685	$—	$—	$229,685
Restricted cash and cash equivalents	78,312	—	—	78,312
Trading portfolio:
Debt securities:
US government obligations and agencies	174	3,627	—	3,801
Equity securities:
Common stock:
Metals and mining	38,816	—	—	38,816
Other	11,926	18	—	11,944
Exchange traded and mutual funds:
Metals and mining	25,997	—	—	25,997
Agriculture	16,878	—	—	16,878
Indices	1,710	—	—	1,710
Derivatives (non-hedging)	—	123	—	123
Other investments	371	—	—	371

Total trading portfolio	95,872	3,768	—	99,640

Total investments	$403,869	$3,768	$—	$407,637

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
INVESTMENTS:
Cash and cash equivalents	$133,645	$—	$—	$133,645
Restricted cash and cash equivalents	13,940			13,940
Trading portfolio:
Debt securities:
US government obligations and agencies	179	129,937	—	130,116
Equity securities:
Common stock:
Metals and mining	25,752	—	—	25,752
Other	362	—	—	362
Exchange traded and mutual funds:
Metals and mining	42,209	—	—	42,209
Agriculture	14,877	—	—	14,877
Energy	5,559	—	—	5,559
Indices	4,613	—	—	4,613
Other	1,044	—	—	1,044
Derivatives (non-hedging)	—	182	—	182

Total trading portfolio	94,595	130,119	—	224,714

Total investments	$242,180	$130,119	$—	$372,299

The Company did not have any transfers between Level 1 and Level 2 for the years ended December 31, 2011 and 2010.

See NOTE 3 – INVESTMENTS for the amount of cost/amortized cost for the financial instruments listed in the table above.

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands):

	As of December 31, 2011
	Carrying value	Estimated Fair Value
LIABILITIES:
Long-term debt	$21,691	$18,775

	As of December 31, 2010
	Carrying value	Estimated Fair Value
LIABILITIES:
Long-term debt	$23,162	$19,099

Long-term debt: The carrying value of long term debt was determined from the expected cash flows discounted using the interest rate quoted by the issuer of the note, the SBA which is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.

NOTE 17 – QUARTERLY RESULTS FOR 2011 AND 2010 (UNAUDITED)

The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2011
Net premiums earned	$48,004	$49,524	$49,634	$51,823
Investment income	257	(21)	122	430
Total revenues	64,333	53,672	49,413	58,443
Total expenses	41,257	40,551	48,170	62,165
Net income	13,898	7,549	975	(2,313)
Basic earnings per share	0.35	0.19	0.02	(0.06)
Diluted earnings per share	0.34	0.19	0.02	(0.06)

For the year ended December 31, 2010
Net premiums earned	$33,314	$41,360	$48,831	$46,938
Investment income	193	118	66	615
Total revenues	45,220	55,860	70,735	68,108
Total expenses	33,841	38,224	49,423	56,158
Net income	6,944	10,767	13,077	6,196
Basic earnings per share	0.18	0.27	0.33	0.16
Diluted earnings per share	0.17	0.27	0.32	0.15

The fourth quarter results of 2011 compared to 2010 are primarily attributable to trading losses in the Company’s investment portfolio and an increase in losses and loss adjustment expenses. The losses in the investment portfolio reflect a decline in the value of the Company’s equity securities holdings occurring mostly during the second half of the year ended December 31, 2011.

NOTE 18 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2011 except for the following.

Effective January 1, 2012, the T25 contract (described in Note 4 – REINSURANCE) was subsequently replaced at identical limits and retentions as the prior agreement with an unaffiliated third party reinsurer as an open market purchase. Effective January 1, 2012 through May 31, 2012, under an excess catastrophe contract, the Insurance Entities obtained catastrophe coverage of $140.2 million in excess of $44.8 million covering certain loss occurrences including hurricanes. The total cost of this reinsurance coverage is $4.4 million. In the event of a non-Hurricane loss subject to this contract, the Insurance Entities will pay to the Reinsurer 20.0% of the Ultimate Net Loss ceded to the Reinsurer arising out of such non-Hurricane loss.

On February 22, 2012, the Company declared a dividend of $0.10 per share on its outstanding Common Stock to be paid on April 6, 2012, to the shareholders of record at the close of business on March 28, 2012.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by Blackman Kallick LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The auditor’s attestation report on management’s assessment of the Company’s internal control over financial reporting is presented above at “Report of Independent Registered Certified Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding Certain Relationships and Related Transactions, and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding Principal Accountant Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Certified Public Accounting Firm thereon filed with this report:

Report of Independent Registered Certified Public Accounting Firm (Blackman Kallick LLP).

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

		Page
Schedules required to be filed under the provisions of Regulation S-X Article 7:
Schedule II	Condensed Financial Information of Registrant	97
Schedule V	Valuation Allowances and Qualifying Accounts	100
Schedule VI	Supplementary Information Concerning Consolidated Property-Casualty Insurance Operations	101
Report of Independent Registered Certified Public Accounting Firm		102

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(3)	EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended

3.2	Registrant’s Amended and Restated Bylaws (3)

3.3	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (2)

3.4	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (1)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (2)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)

3.7	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (2)

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 (8)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 (8)
4.1	Form of Common Stock Certificate

10.1	The Universal Insurance Holdings, Inc. Amended and Restated 2009 Omnibus Incentive Plan (12)*

10.2	Employment Agreement, dated as of May 1, 1997, by and between the Company and Bradley I. Meier (1)*

10.3	Employment Agreement, dated as of January 1, 2005, by and between the Company and Sean Downes*

10.4	Employment Agreement, dated as of September 30, 2010, by and between the Company and George R. De Heer (10)*

10.5	Amendment to Employment Agreement of Bradley I. Meier, dated March 21, 2007 (4)*

10.6	Amendment to Employment Agreement of Sean P. Downes, dated March 21, 2007 (4)*

10.7	Addendum No. 1 to the Downes Employment Agreement, dated May 22, 2006.*

10.8	Addendum No. 8 to the Meier Employment Agreement, dated July 12, 2007 (5)*

10.9	Addendum No. 2 to the Downes Employment Agreement, dated July 12, 2007 (5)*

10.10	Addendum No. 9 to Meier Employment Agreement, dated December 5, 2008 (6)*

10.11	Addendum No. 3 to Downes Employment Agreement, dated December 5, 2008 (6)*

10.12	Addendum to No. 4 to Downes Employment Agreement, dated February 4, 2010 (9)*

10.13	Addendum to No. 10 to Meier Employment Agreement, dated December 6, 2010 (11)*

10.14	Non-Qualified Stock Option Agreement, dated February 4, 2010, by and between the Company and Sean P. Downes (9)*

10.15	Restricted Stock Award Agreement, dated February 4, 2010, by and between the Company and Sean P. Downes (9)*

10.16	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Bradley I. Meier (5)*

10.17	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Sean P. Downes (5)*

10.18	Director Services Agreement, dated July 12, 2007, by and between the Company and Norman M. Meier (5)*

10.19	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Norman M. Meier (5)*

10.20	Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (5)*

10.21	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (5)*

10.22	Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (5)*

10.23	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (5)*

10.24	Director Services Agreement, dated July 12, 2007, by and between the Company and Reed J. Slogoff (5)*

10.25	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Reed J. Slogoff (5)*

10.26	Performance-Based Restricted Stock Award, dated March 28, 2011, by and between the Company and Sean P. Downes (13)*

10.27	Stock Option Agreement, dated December 21, 2001, by and between the Company and Bradley I. Meier (12)*

10.28	Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997 (1)

10.29	Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and The State Board of Administration of Florida (“SBA”) (7)

10.30	Addendum No. 1 to the Surplus Note between the Company and SBA (7)

10.31	Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (7)

10.32	Independent Adjusting Firm Agreement between the Company and Downes and Associates (7)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Exhibit Numbers 10.1-10.27 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

**	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 13, 1997, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 9, 2003.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2007.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2008.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2009.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-163564) filed with the Securities and Exchange Commission on December 8, 2009.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2010.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2010.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2010.

(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-174125) filed with the Securities and Exchange Commission on May 11, 2011.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on May 12, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: March 23, 2012	By:	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

By:	/s/ George R. De Heer
George R. De Heer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley I. Meier Bradley I. Meier	President, Chief Executive Officer and Director	March 23, 2012

/s/ Sean P. Downes Sean P. Downes	Senior Vice President, Chief Operating Officer and Director	March 23, 2012

/s/ George R. De Heer George R. De Heer	Chief Financial Officer	March 23, 2012

/s/ Norman M. Meier Norman M. Meier	Director	March 23, 2012

/s/ Michael Pietrangelo Michael Pietrangelo	Director	March 23, 2012

/s/ Ozzie A. Schindler Ozzie A. Schindler	Director	March 23, 2012

/s/ Reed J. Slogoff Reed J. Slogoff	Director	March 23, 2012

/s/ Joel M. Wilentz Joel M. Wilentz	Director	March 23, 2012

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Universal Insurance Holdings, Inc. had no long term obligations, guarantees or material contingencies as of December 31, 2011 and 2010. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):

CONDENSED BALANCE SHEETS

ASSETS	As of December 31,
	2011	2010
Cash and cash equivalents	$6,900	$8,457
Restricted cash and cash equivalents	30,220	11,340
Investments in subsidiaries and undistributed earnings	94,249	112,001
Equity securities	15,553	9,501
Receivable from securities	1,019	—
Other receivables	—	5
Property and equipment, net	—	5
Deferred income taxes	22,991	13,448
Other assets	324	190

Total assets	$171,256	$154,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	160	164
Payable for securities	133	—
Income taxes payable	12,740	8,282
Other accrued expenses	8,218	6,711

Total liabilities	21,251	15,157

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares – 1,000
Issued shares – 108
Outstanding shares – 108
Minimum liquidation preference – $2.66 per share
Common stock, $.01 par value	411	404
Authorized shares – 55,000
Issued shares – 41,100 and 40,407
Outstanding shares – 40,082 and 39,388
Treasury shares, at cost – 1,018 and 1,019 shares	(3,101)	(3,109)
Additional paid-in capital	36,536	33,675
Retained earnings	116,158	108,819

Total stockholders’ equity	150,005	139,790

Total liabilities and stockholders’ equity	$171,256	$154,947

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2011	2010	2009
PREMIUMS EARNED AND OTHER REVENUES
Assumed premiums written	$20,703	$4,534	$17,500
Increase (decrease) in unearned assumed premiums	—	7,292	(7,292)

Premiums earned, net	20,703	11,826	10,208
Net investment income	54	42	37
Net realized (losses) gains on investments	(1,186)	1,379	1,242
Net unrealized (losses) gains on investments	(3,009)	223	—
Net foreign currency gains on investments	—	—	115
Management fee	142	41	—
Commission revenue	—	—	1

Total premiums earned and other revenues	16,704	13,511	11,603

OPERATING COSTS AND EXPENSES
General and administrative expenses	20,830	20,417	21,586

Total operating cost and expenses	20,830	20,417	21,586

LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(4,126)	(6,906)	(9,983)
Benefit from income taxes	(3,016)	(2,664)	(3,494)

LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(1,110)	(4,242)	(6,489)

Equity in net income of subsidiaries	21,219	41,226	35,276

CONSOLIDATED NET INCOME	$20,109	$36,984	$28,787

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net Income	$20,109	$36,984	$28,787
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(20,219)	(41,226)	(35,276)
Amortization of cost of stock options	1,450	2,109	1,521
Amortization of restricted stocks grants	1,399	853	655
Net realized losses (gains) on investments	1,186	(1,379)	(1,242)
Net unrealized losses (gains) on investments	3,010	(223)	—
Foreign currency gains on investments, net	—	—	(115)
Deferred income taxes	(9,543)	(1,333)	1,881
Excess tax benefits from stock-based compensation	(195)	(4,099)	(728)
Other	5	16	16
Net changes in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	(18,880)	5,175	(16,515)
Premiums receivable	—	8,721	(8,721)
Purchases of equity securities, trading	(77,691)	(12,760)	—
Proceeds from sale of equity securities, trading	66,526	10,897	—
Income taxes recoverable	—	3,212	(729)
Income taxes payable	4,653	12,012	1,097
Unearned premiums	—	(7,292)	7,292
Other operating assets and liabilities	1,404	604	(568)

Net cash (used in) provided by operating activities	(27,182)	12,271	(22,645)

Cash flows from investing activities:
Capital contributions and loans to subsidiaries	(49,001)	(39,161)	—
Purchases of equity securities, available for sale	—	(3,578)	(36,318)
Proceeds from sale of equity securities, available for sale	—	10,702	24,536

Net cash used in investing activities	(49,001)	(32,037)	(11,782)

Cash flows from financing activities:
Preferred stock dividend	(20)	(20)	(27)
Common stock dividend	(12,750)	(12,533)	(20,314)
Issuance of common stock	5	14	55
Tax withholding payments related to stock-based compensation	(172)	(4,293)	(223)
Excess tax benefits from stock-based compensation	195	4,099	728
Transfers from subsidiaries	87,972	38,482	54,493

Net cash provided by financing activities	74,626	25,749	34,712

Net (decrease) increase in cash and cash equivalents	(1,557)	5,983	285
Cash and cash equivalents at beginning of period	8,457	2,474	2,189

Cash and cash equivalents at end of period	$6,900	$8,457	$2,474

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented (in thousands):

		Additions
Description	Beginning Balance	Charges to Earnings	Charges to Other Accounts	Deductions	Ending Balance
Year Ended December 31, 2011:
Allowance for doubtful accounts	$111	650	—	46	$715
Year Ended December 31, 2010:
Allowance for doubtful accounts	$2,702	1,305	—	3,896	$111
Year Ended December 31, 2009:
Allowance for doubtful accounts	$1,400	1,354	—	52	$2,702

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE current year	Incurred Loss and LAE prior years	Paid Losses and LAE	Net Investment Income
2011	$187,215	$112,838	$11,471	$104,910	$788
2010	$158,929	$107,424	$5,931	$97,838	$992
2009	$127,198	$97,630	$8,503	$86,400	$1,454

	As of December 31,	For the Year Ended December 31,			As of December 31,
	Deferred Policy Acquisition Cost (DAC)	Amortization of DAC	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2011	$12,996	$21,477	$208,483	$198,985	$359,842
2010	$9,446	$18,066	$199,615	$170,443	$328,334
2009	$9,465	$10,710	$134,287	$141,654	$278,371

Report of Independent Registered Certified Public Accounting Firm

Board of Directors

Universal Insurance Holdings, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 23, 2012