Form 10-Q
period 2012-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2012-05-09
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,171,028 shares of common stock, par value $0.01 per share, outstanding on May 2, 2012.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. (the “Company”) and its Subsidiaries as of March 31, 2012 and the related condensed consolidated statements of income for the three-month periods ended March 31, 2012 and 2011 and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

May 9, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	March 31, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents	$325,968	$229,685
Restricted cash and cash equivalents	48,178	78,312
Fixed maturities, at fair value	3,800	3,801
Equity securities, at fair value	96,996	95,345
Prepaid reinsurance premiums	276,365	243,095
Reinsurance recoverables	77,049	85,706
Reinsurance receivable, net	15,794	55,205
Premiums receivable, net	45,628	45,828
Receivable from securities sold	4,117	9,737
Other receivables	2,207	2,732
Property and equipment, net	8,441	7,116
Deferred policy acquisition costs, net	11,798	12,996
Income taxes recoverable	1,070	—
Deferred income taxes	17,409	22,991
Other assets	1,836	1,477

Total assets	$936,656	$894,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$172,300	$187,215
Unearned premiums	371,041	359,842
Advance premium	31,101	19,390
Accounts payable	5,064	4,314
Bank overdraft	28,690	25,485
Payable for securities purchased	8,017	1,067
Reinsurance payable	114,477	87,497
Income taxes payable	551	12,740
Dividends payable to shareholders	4,012	—
Other accrued expenses	23,506	24,780
Long-term debt	21,324	21,691

Total liabilities	780,083	744,021

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares—1,000
Issued shares—108
Outstanding shares—108
Minimum liquidation preference, $2.66 per share
Common stock, $.01 par value	411	411
Authorized shares—55,000
Issued shares—41,135 and 41,100
Outstanding shares—40,117 and 40,082
Treasury shares, at cost—1,018	(3,101)	(3,101)
Additional paid-in capital	37,497	36,536
Retained earnings	121,765	116,158

Total stockholders’ equity	156,573	150,005

Total liabilities and stockholders’ equity	$936,656	$894,026

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$190,003	$173,175
Ceded premiums written	(163,434)	(123,891)

Net premiums written	26,569	49,284
Decrease (increase) in net unearned premium	22,071	(1,280)

Premiums earned, net	48,640	48,004
Net investment (expense) income	(36)	257
Net realized (losses) gains on investments	(7,449)	3,652
Net unrealized gains on investments	9,187	2,588
Net foreign currency gains on investments	23	71
Commission revenue	4,541	4,180
Policy fees	3,901	4,173
Other revenue	1,440	1,408

Total premiums earned and other revenues	60,247	64,333

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	26,174	26,185
General and administrative expenses	17,844	15,072

Total operating costs and expenses	44,018	41,257

INCOME BEFORE INCOME TAXES	16,229	23,076

Income taxes, current	774	8,737
Income taxes, deferred	5,582	441

Income taxes, net	6,356	9,178

NET INCOME AND COMPREHENSIVE INCOME	$9,873	$13,898

Basic earnings per common share	$0.24	$0.35

Weighted average of common shares outstanding—Basic	39,388	39,388

Fully diluted earnings per common share	$0.24	$0.34

Weighted average of common shares outstanding—Diluted	40,544	40,838

Cash dividend declared per common share	$0.10	$0.10

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net Income	$9,873	$13,898
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(80)	164
Depreciation	199	182
Amortization of stock-based compensation	1,012	398
Net realized losses (gains) on investments	7,449	(3,652)
Net unrealized (gains) losses on investments	(9,187)	(2,588)
Net foreign currency (gains) on investments	(23)	(71)
Amortization of premium / accretion of discount, net	3	157
Deferred income taxes	5,582	442
Excess tax (benefits) shortfall from stock-based compensation	142	—
Other	—	838
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	30,134	(10,291)
Prepaid reinsurance premiums	(33,270)	(7,309)
Reinsurance recoverables	8,657	426
Reinsurance receivable, net	39,411	5,375
Premiums receivable, net	303	43
Accrued investment income	40	—
Other receivables	463	(228)
Income taxes recoverable	(1,070)	—
Deferred policy acquisition costs, net	1,198	(694)
Proceeds from sale of trading securities	119,686	119,582
Purchases of trading securities	(107,313)	(48,350)
Other assets	(55)	(1,234)
Unpaid losses and loss adjustment expenses	(14,915)	(679)
Unearned premiums	11,199	8,588
Accounts payable	750	1,504
Reinsurance payable, net	26,980	30,158
Income taxes payable	(12,331)	2,612
Other accrued expenses	(1,274)	319
Advance premium	11,711	10,218

Net cash provided by operating activities	95,274	119,808

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	18	—
Purchases of property, plant and equipment	(1,542)	(399)

Net cash used in investing activities	(1,524)	(399)

Cash flows from financing activities:
Bank overdraft	3,205	3,833
Preferred stock dividend	(254)	(5)
Issuance of common stock	91	—
Excess tax benefits (shortfall) from stock-based compensation	(142)	—
Repayment of debt	(367)	—

Net cash provided by financing activities	2,533	3,828

Net increase in cash and cash equivalents	96,283	123,237
Cash and cash equivalents at beginning of period	229,685	133,645

Cash and cash equivalents at end of period	$325,968	$256,882

Supplemental cash flow disclosure
Dividends accrued	$4,012	$—
Interest	$105	$—
Income taxes	$14,170	$6,050

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH, with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the (“Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in five states, including Florida which comprises the vast majority of the Company’s in-force policies. See Note 5, Insurance Operations, for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and the investment of available funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 26, 2012. The condensed consolidated balance sheet at December 31, 2011, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

The Financial Statements include the accounts of the UIH and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Management must make estimates and assumptions that affect amounts reported in the Company’s Financial Statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

To conform to the current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity. The Company has adjusted its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 to reflect the effect of a reclassification made to its Condensed Consolidated Balance Sheet as of March 31, 2011 related to reinsurance payables. This reclassification was made upon discovery that the Company was offsetting receivables and payables with non-affiliated reinsurers. This correction represents a change in the presentation only of the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows and had no impact on earnings, equity or cash flows from operating, investing and financing activities. The following line items were adjusted (in thousands):

Condensed Consolidated Statement of Cash Flows:	Three Months Ended March 31, 2011
	As Reported	Reclassification	Adjusted
Net change in assets and liabilities relating to operating activities:
Reinsurance receivable, net	$—	$5,375	$5,375
Reinsurance payable, net	$35,533	$(5,375)	$30,158

An adjustment has been made to the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 to reflect the effect of a reclassification made to the Company’s Condensed Balance Sheet as of March 31, 2011 related to restricted cash and cash equivalents. The Company reclassified amounts out of cash and cash equivalents that were restricted in terms of their use and withdrawal and has presented those amounts of restricted cash and cash equivalents as a separate line item on the face of the Condensed Consolidated Balance Sheets. The following line items were adjusted (in thousands):

Condensed Consolidated Statements of Cash Flows:	Three Months Ended March 31, 2011
	As Reported	Reclassification	Adjusted
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	$—	$(10,291)	$(10,291)
Net cash flows provided by (used in) operating activities	$130,099	$(10,291)	$119,808
Net increase in cash and cash equivalents	$133,528	$(10,291)	$123,237
Cash and cash equivalents at beginning of period	$147,585	$(13,940)	$133,645
Cash and cash equivalents at end of period	$281,113	$(24,231)	$256,882

2. Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2011. The following are new or revised disclosures or disclosures required on a quarterly basis.

Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk, consisting principally of cash and cash equivalents, restricted cash and cash equivalents, debt securities, premiums receivable, reinsurance receivable and reinsurance recoverables.

Concentrations of credit risk with respect to cash on deposit are limited by the Company’s policy of investing excess cash with custodial institutions who invest primarily in money market accounts backed by the United States Government and United States Government agency securities with major national banks. These accounts are held by the Institutional Trust & Custody division of U.S. Bank and the Trust Department of SunTrust Bank.

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

The following table presents the amount of cash and cash equivalents and restricted cash and cash equivalents as of the periods presented (in thousands):

	As of March 31, 2012
	Cash and cash equivalents				Restricted cash and cash equivalents
Institution	Cash	Money Market Funds	Total	% by institution	Funds held in Trust (1)	State Deposits (2)	Total	% by institution
U. S. Bank IT&C	$—	$40,476	$40,476	12.4%	$—	$800	$800	1.7%
SunTrust Bank	1,130	—	1,130	0.4%	—	—	—	0.0%
SunTrust Bank Institutional Asset Services	—	279,229	279,229	85.7%	—	—	—	0.0%
Wells Fargo Bank N.A.	1,396	3	1,399	0.4%	—	—	—	0.0%
Bank of New York Mellon Trust Co. (1)	—	—	—	0.0%	50	—	50	0.1%
Florida Department of Financial Services	—	—	—	0.0%	—	47,293	47,293	98.1%
All Other Banking Institutions/States	2,813	921	3,734	1.1%	—	35	35	0.1%

Total	$5,339	$320,629	$325,968	100.0%	$50	$48,128	$48,178	100.0%

	As of December 31, 2011
	Cash and cash equivalents				Restricted cash and cash equivalents
Institution	Cash	Money Market Funds	Total	% by institution	Funds held in Trust (1)	State Deposits (2)	Total	% by institution
U. S. Bank IT&C	$—	$40,474	$40,474	17.6%	$—	$800	$800	1.0%
SunTrust Bank	1,629	—	1,629	0.7%	—	—	—	0.0%
SunTrust Bank Institutional Asset Services	—	182,701	182,701	79.5%	—	—	—	0.0%
Wells Fargo Bank N.A.	1,244	14	1,258	0.5%	—	—	—	0.0%
Bank of New York Mellon Trust Co. (1)	—	—	—	0.0%	30,220	—	30,220	38.6%
Florida Department of Financial Services					—	47,292	47,292	60.4%
All Other Banking Institutions	1,739	1,884	3,623	1.6%	—	—	—	0.0%

Total	$4,612	$225,073	$229,685	100.0%	$30,220	$48,092	$78,312	100.0%

(1)	Amounts held in trust include collateral contributed by UIH in connection with reinsurance contracts entered into between a segregated account T25 owned and maintained by UIH and UPCIC. See Note 4, Reinsurance, for information about this arrangement.
(2)	State deposits represent amounts held with regulatory agencies in the various states in which our Insurance Entities do business. Applicable laws and regulations govern not only the amount, but also the type of securities that are eligible for deposit. State deposits also include amounts that UPCIC has voluntarily placed on deposit in connection with the T25 arrangement.

All securities included in cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2012, and December 31, 2011, are direct obligations of the United States Treasury or money-market accounts that invest in direct obligations of the United States Treasury.

Concentrations of credit risk with respect to premiums receivable are limited due to the large number of individuals comprising the Company’s customer base. However, the majority of the Company’s revenues are currently derived from products and services offered to customers in Florida, which could be adversely affected by economic downturns, an increase in competition or weather-related events.

In order to reduce credit risk for amounts due from reinsurers, the Insurance Entities seek to do business with financially sound reinsurance companies and regularly evaluate the financial strength of all reinsurers used. Everest Reinsurance Company, the reinsurer to which the Insurance Entities cede the most risk, has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc.

The following table presents the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeds 3% of the Company’s stockholders’ equity (in thousands):

	As of
Reinsurer	March 31, 2012	December 31, 2011
Everest Reinsurance Company	$250,985	$264,997
Florida Hurricane Catastrophe Fund	10,756	30,422

Total (1)	$261,741	$295,419

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and recoverables for paid and unpaid losses, including incurred but not reported ("IBNR") reserves, and loss adjustment expenses.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) updated its guidance to the Balance Sheet Topic 210 of the FASB Accounting Standards Codification (“ASC”). This updated guidance requires entities that have financial instruments and derivative instruments that are offset, to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. This guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosure is required retrospectively for all comparative periods presented. The additional disclosures required by the updated guidance will not have an impact on the Company’s operating results, cash flows, or financial position.

In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the FASB ASC. This updated guidance increases the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach currently used in the Company’s financial statements). This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. This guidance did not have an impact on the presentation of the Company’s financial statements and notes herein, as the Company did not have any amounts of other comprehensive income during the periods presented.

In May 2011, the FASB updated its guidance related to the Fair Value Measurement, Topic 820 of the ASC, to achieve common fair value measurement and disclosure requirements with International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in United States generally accepted accounting principles, to clarify the intent of application of existing fair value measurement and disclosure requirements, and to change particular principles or requirements for measuring and disclosing fair value measurements. The amendments are to be applied prospectively to interim and annual reporting periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance resulted in additional disclosure but did not impact the Company’s results of operations, cash flows or financial position.

In September 2010, the FASB issued guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as costs incurred by insurance entities for the successful acquisition of new and renewal contracts. Such costs result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract(s) not occurred. This guidance is effective for periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance prospectively effective January 1, 2012. Under the new guidance, the Company’s net deferred policy acquisition costs were reduced from $13.0 million to $11.4 million, a difference of 13%. The resulting $1.6 million difference was charged directly to earnings during the three months ended March 31, 2012. This charge represents a charge-off of capitalized costs existing at December 31, 2011, which would have been amortized to earnings within a twelve-month period under the old guidance.

3. Investments

The following table presents the Company’s investment holdings by type of instrument as of the periods presented (in thousands):

	As of March 31, 2012			As of December 31, 2011
	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value
Cash equivalents (1)	$325,968	$325,968	$325,968	$229,685	$229,685	$229,685
Restricted cash and cash equivalents (1)	48,178	48,178	48,178	78,312	78,312	78,312
Trading portfolio:
Debt securities:
U.S. government securities obligations and agencies (2)	3,294	3,800	3,800	3,179	3,801	3,801
Equity securities:
Common stock:
Metals and mining	38,211	34,460	34,460	50,121	38,816	38,816
Energy	7,364	7,203	7,203	6,077	4,999	4,999
Other	2,235	2,145	2,145	8,044	6,945	6,945
Exchange-traded and mutual funds:
Metals and mining	15,197	15,174	15,174	28,311	25,997	25,997
Agriculture	20,609	19,811	19,811	17,781	16,878	16,878
Indices	21,373	18,203	18,203	2,006	1,710	1,710
Derivatives: (3)
Non-hedging instruments	147	60	60	357	123	123
Other investments (3) (4)	517	385	385	517	371	371

Total trading portfolio investments	108,947	101,241	101,241	116,393	99,640	99,640

Total investments	$483,093	$475,387	$475,387	$424,390	$407,637	$407,637

(1)	Cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury or money-market accounts that invest in direct obligations of the U.S. Treasury.
(2)	The Company is required by various state laws and regulations to maintain certain securities on deposit in depositary accounts with the states in which we do business. As of March 31, 2012 and December 31, 2011, securities having fair values of $3.8 million were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit.
(3)	Derivatives and other investments are included in Other Assets in the Condensed Consolidated Balance Sheets.
(4)	Other investments represent physical metals held by the Company.

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 12 – Fair Value Measurements.

The following table presents investment income comprised primarily of interest and dividends (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash and cash equivalents (1)	$179	$14
Debt securities	13	401
Equity securities	56	26

Total investment income	248	441
Less investment expenses	(284)	(184)

Net investment (expense) income	$(36)	$257

(1)	Includes interest earned on restricted cash and cash equivalents.

Trading Portfolio

The following table presents the effect of trading activities on the Company’s results of operations by type of instrument and by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2012	2011
Realized gains (losses) on investments:
Debt securities	$—	$(4,140)
Equity securities	(7,593)	8,185
Derivatives (non-hedging instruments) (1)	144	(393)

Total realized (losses) gains on trading portfolio	(7,449)	3,652
Unrealized gains (losses) on investments:
Debt securities	37	5,519
Equity securities	8,989	(3,195)
Derivatives (non-hedging instruments) (1)	147	264
Other	14	—

Total unrealized gains on trading portfolio	9,187	2,588

Net gains recognized on trading securities	$1,738	$6,240

(1)	This table represents the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.

4. Reinsurance

UPCIC seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. UPCIC’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. UPCIC is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. UPCIC also remains responsible for the settlement of insured losses notwithstanding the failure of any of its reinsurers to make payments otherwise due to UPCIC. UPCIC’s in-force policyholder coverage for windstorm exposures as of March 31, 2012 was approximately $127.5 billion.

Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance contracts. Reinsurance premiums, losses and loss adjustment expenses (“LAE”) are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Deferred ceding commissions are netted against policy acquisition costs and amortized over the effective period of the related insurance policies.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31, 2012
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$190,003	$178,804	$52,607
Ceded	(163,434)	(130,164)	(26,433)

Net	$26,569	$48,640	$26,174

	Three Months Ended March 31, 2011
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$173,175	$164,587	$53,131
Ceded	(123,891)	(116,583)	(26,946)

Net	$49,284	$48,004	$26,185

The following prepaid reinsurance premiums and reinsurance recoverables are reflected in the Condensed Consolidated Balance Sheets (in thousands):

	As of March 31, 2012	As of December 31, 2011
Prepaid reinsurance premiums	$276,365	$243,095

Reinsurance recoverable on unpaid losses and LAE	$79,285	$88,002
Reinsurance recoverable on paid losses	(2,236)	(2,296)

Reinsurance recoverables	$77,049	$85,706

Termination of Agreements With Segregated Account T25

Effective January 1, 2012, the agreement between the Insurance Entities and UIH’s Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”) was replaced at identical limits and retentions as the prior agreement with an unaffiliated third-party reinsurer as an open market purchase. Effective January 1, 2012 through May 31, 2012, under an excess catastrophe contract, the Insurance Entities obtained catastrophe coverage of $140.2 million in excess of $44.8 million covering certain loss occurrences including hurricanes. The total cost of this reinsurance coverage is $4.4 million. In the event of a non-hurricane loss subject to this contract, the Insurance Entities will pay to the reinsurer 20.0% of the ultimate net loss ceded to the reinsurer arising out of such non-hurricane loss.

5. Insurance Operations

The Company’s primary product is homeowners’ insurance currently offered by APPIC in one state (Florida) and by UPCIC in five states, including Florida, which represented 98% of the Insurance Entities’ policies-in-force as of March 31, 2012 and December 31, 2011. Approximately 98% of the Insurance Entities’ policies-in-force as of March 31, 2012 and December 31, 2011 included coverage for wind. As of March 31, 2012 and December 31, 2011, 30% and 32%, respectively, of the Insurance Entities’ policies-in-force with wind coverage were for insured properties located in Miami-Dade, Broward and Palm Beach counties.

Deferred Policy Acquisition Costs

The Company defers commissions and state premium taxes on policies written, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies. The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
DPAC, beginning of year (1)	$50,200	$50,128
Capitalized costs	26,144	26,285
Amortization of DPAC	(24,472)	(24,553)

DPAC, end of period	$51,872	$51,860

DRCC, beginning of year (1)	$38,845	$40,682
Ceding commissions written	20,506	21,431
Earned ceding commissions	(19,277)	(20,392)

DRCC, end of period	$40,074	$41,721

DPAC (DRCC), net, beginning of year (1)	$11,355	$9,446
Capitalized costs, net	5,638	4,854
Amortization of DPAC (DRCC), net	(5,195)	(4,161)

DPAC (DRCC), net, end of period	$11,798	$10,139

(1)	The beginning balances for the three months ended March 31, 2012 have been adjusted in connection with the adoption of the FASB's updated guidance related to deferred acquisition costs as discussed below.

As discussed in Note 2 – Significant Accounting Policies, the Company prospectively adopted new accounting guidance effective January 1, 2012 related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance resulted in a reduction of our net deferred policy acquisition costs as of December 31, 2011 by 13%, and a corresponding charge of $1.6 million, before taxes of $617 thousand, against earnings during the first quarter of 2012. This charge represents an acceleration of capitalized costs existing at December 31, 2011, which would have been amortized to earnings within a twelve-month period under the old guidance. Approximately $9 million of net costs would have been deferred during the three months ended March 31, 2012 under the old guidance compared to the $5.6 million under the new guidance. Future expenses will be higher with the adoption of this guidance, as the amounts being deferred have decreased, partially offset by less amortization. The effect of this change in future periods on income and per share amounts is not determinable as the historical methodology will have been discontinued after adoption.

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$187,215	$158,929
Less reinsurance recoverable	88,002	79,114

Net balance at beginning of period	99,213	79,815

Incurred related to:
Current year	26,350	26,335
Prior years	(176)	(150)

Total incurred	26,174	26,185

Paid related to:
Current year	953	2,059
Prior years	31,419	24,302

Total paid	32,372	26,361

Net balance at end of period	93,015	79,639
Plus reinsurance recoverables	79,285	78,611

Balance at end of period	$172,300	$158,250

Regulatory Requirements

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”). UPCIC is also subject to the laws of other states in which it operates. The OIR standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. Except in the case of extraordinary dividends, these standards generally permit the Insurance Entities to pay dividends from statutory unassigned surplus. The dividends are limited based on the Insurance Entities’ level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

Based on the 2011 statutory net income and statutory capital and surplus levels, UPCIC and APPCIC do not have the capacity to pay ordinary dividends during 2012. For the three months ended March 31, 2012, no dividends were paid from UPCIC or APPCIC to the parent company.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of statutory capital and surplus, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the periods presented (in thousands):

	As of March 31, 2012	As of December 31, 2011
Ten percent of total liabilities
UPCIC	$39,039	$37,063
APPCIC	$141	$97

At such dates, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

6. Share-Based Compensation

The following table presents certain information related to stock options and non-vested shares (in thousands, except per share data):

	Three Months Ended March 31, 2012
	Stock Options				Non-vested Shares
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	6,720	$4.78			801	$5.67
Granted	—	—			—	—
Forfeited	—	—			—	—
Exercised (1)	(35)	2.60			—	—
Vested	—	—			(299)	5.69
Expired	—	—			—	—

Outstanding as of March 31, 2012 (2)	6,685	$4.79	$1,264	2.6	502	$5.66

Exercisable as of March 31, 2012	5,613	$4.81	$1,264	1.9

(1)	Unless otherwise specified, such as in the case of the exercise of stock options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE Amex Equities. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(2)	All shares outstanding as of March 31, 2012 are expected to vest.

The following table presents certain information regarding the Company’s stock-based compensation for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Compensation expense:
Stock options	$337	$254
Restricted stock	675	144

Total	$1,012	$398

Deferred tax benefits:
Stock options	$130	$98
Restricted stock	204	—

Total	$334	$98

Realized tax benefits:
Stock options	$14	$—
Restricted stock	291	—

Total	$305	$—

Excess tax benefits(shortfall):
Stock options	$—	$—
Restricted stock	(142)	—

Total	$(142)	$—

Weighted avg grant date fair value for grants:
Stock options	$—	$—
Restricted stock	—	—

Total	$—	$—

Intrinsic value of options exercised	$35	$—
Fair value of restricted stock vested	$1,164	$540
Cash received for strike price and tax withholdings	$518	$199

The following table presents the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both stock options and restricted stock (dollars in thousands):

	As of March 31, 2012
	Stock Options	Restricted Stock
Unrecognized expense	$1,273	$2,513
Weighted average remaining years	1.18	1.41

7. Stockholders’ Equity

Dividends

On February 23, 2012, the Company declared a dividend of $0.10 per share on its outstanding common stock. The dividend was paid on April 6, 2012 to the Company’s shareholders of record at the close of business on March 28, 2012.

8. Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company.

The following table presents payments made by the Company to Downes and Associates for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Claims adjusting fees	$130	$260

There were no amounts due to Downes and Associates as of March 31, 2012 and December 31, 2011.

9. Income Taxes

Deferred income taxes represent the temporary differences between the GAAP and tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows for the periods presented (in thousands):

	As of March 31,	As of December 31,
	2012	2011
Deferred income tax assets:
Unearned premiums	$7,305	$9,007
Advance premiums	2,345	1,451
Unpaid losses	2,977	3,139
Stock option expense	4,142	4,026
Accrued wages	993	958
Allowance for uncollectible receivables	236	276
Additional tax basis of securities	995	2,407
Restricted stock grant	86	315
Unrealized losses on investments	2,881	6,425

Total deferred income tax assets	21,960	28,004

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(4,551)	(5,013)

Total deferred income tax liabilities	(4,551)	(5,013)

Net deferred income tax asset	$17,409	$22,991

A valuation allowance is deemed unnecessary as of March 31, 2012 and December 31, 2011, because management believes it is probable that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Tax years that remain open for purposes of examination of the Company’s income tax liability by taxing authorities include the years ended December 31, 2010, 2009 and 2008. The Company’s 2009 consolidated federal income tax return is currently under examination by the Internal Revenue Service.

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented:

	Three Months Ended March 31,
	2012	2011
Statutory federal income tax rate	35.0%	35.0%
Increases resulting from:
Disallowed meals & entertainment	0.3%	0.1%
Disallowed compensation	0.3%	0.6%
State income tax, net of federal tax benefit (1)	3.6%	3.6%
Other, net	0.0%	0.5%

Effective tax rate	39.2%	39.8%

(1)	Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

10. Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised or restricted stock vests.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator for EPS:
Net income	$9,873	$13,898
Less: Preferred stock dividends	(254)	(5)

Income available to common stockholders	$9,619	$13,893

Denominator for EPS:
Weighted average common shares outstanding	39,388	39,388
Plus: Assumed conversion of stock-based compensation (1)	668	962
Assumed conversion of preferred stock (2)	488	488

Weighted average diluted common shares outstanding	40,544	40,838

Basic earnings per common share	$0.24	$0.35
Diluted earnings per common share	$0.24	$0.34

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

(2)	The assumed conversion of preferred stock for the three months ended March 31, 2011 has been corrected to reflect the conversion factor of 1 to 5 for Series M Preferred Stock. A conversion factor of 1 to 1. 25 was incorrectly used to calculate the assumed conversion of Series M Preferred Stock as presented in the Company's Form 10-Q for the three months ended March 31, 2011. This error resulted in an understatement of the assumed conversion of preferred stock for purposes of calculating the average diluted shares outstanding resulting in an overstatement of diluted earnings per share of an amount less than $0.01.

11. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain employees which are in effect as of March 31, 2012. The agreements provide for minimum salaries, which may be subject to annual percentage increases, and non-equity incentive compensation for certain executives based on pre-tax, or net income levels attained by the Company. The agreements also provide for payments contingent upon the occurrence of certain events.

The following table presents the amount of commitments and estimated contingent payments the Company is obligated to pay in the form of salaries and non-equity incentive compensation under the agreements with named executive officers (in thousands):

	As of March 31, 2012
	Salaries	Non-equity incentive compensation	Equity compensation
Commitments	$8,221	$4,397	—

Contingent payments upon certain events:
Termination	$4,449	$2,823	—
Change in control	$13,634	$5,016	$319
Death	$6,249	$3,571	—
Disability	$4,036	$2,277	—

Litigation

Certain lawsuits have been filed against the Company. These lawsuits involve matters that are routine litigation incidental to the claims aspect of the Company’s business for which estimated losses are included in Unpaid Losses and Loss Adjustment Expenses in the Company’s Condensed Consolidated Financial Statements. In the opinion of management, these lawsuits are not material individually or in the aggregate to the Company’s financial position or results of operations. Accruals made or assessments of materiality of disclosure related to probable or possible losses do not consider any anticipated insurance proceeds.

12. Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAP describes three approaches to measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach. Each approach includes multiple valuation techniques. GAAP does not prescribe which valuation technique should be used when measuring fair value, but does establish a fair value hierarchy that prioritizes the inputs used in applying the various techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1inputs are given the highest priority in the hierarchy while Level 3 inputs are given the lowest priority. Assets and liabilities carried at fair value are classified in one of the following three categories based on the nature of the inputs to the valuation technique used:

•

Level 1—Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2—Observable market-based inputs or unobservable inputs that are corroborated by market data.

•

Level 3—Unobservable inputs that are not corroborated by market data. These inputs reflect management’s best estimate of fair value using its own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Summary of significant valuation techniques for assets measured at fair value on a recurring basis

Level 1

Cash and cash equivalents: Cash equivalents comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access. The carrying value of cash and cash equivalents approximates fair value due to its liquid nature.

Common stock: Comprise actively traded, exchange-listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Exchange-traded and mutual funds: Comprise actively traded funds. Valuation is based on daily quoted net asset values for identical assets in active markets that the Company can access.

Other investments: Currently comprise physical metal positions held by the Company. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Level 2

U.S. government obligations and agencies: Comprise U.S. Treasury Bills or Notes or U.S. Treasury Inflation Protected Securities (TIPS). The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of the periods presented (in thousands):

	Fair Value Measurements As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$325,968	$—	$—	$325,968
Restricted cash and cash equivalents	48,178	—	—	48,178
Trading portfolio:
Debt securities:
U.S. government securities obligations and agencies	—	3,800	—	3,800
Equity securities:
Common stock:
Metals and mining	34,460	—	—	34,460
Energy	7,203	—	—	7,203
Other	2,145	—	—	2,145
Exchange-traded and mutual funds:
Metals and mining	15,174	—	—	15,174
Agriculture	19,811	—	—	19,811
Indices	18,203	—	—	18,203
Derivatives (non-hedging)	—	60	—	60
Other investments	385	—	—	385

Total trading portfolio investments	97,381	3,860	—	101,241

Total investments	$471,527	$3,860	$—	$475,387

	Fair Value Measurements As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$229,685	$—	$—	$229,685
Restricted cash and cash equivalents	78,312	—	—	78,312
Trading portfolio:
Debt securities:
U.S. government securities obligations and agencies	174	3,627	—	3,801
Equity securities:
Common stock:
Metals and mining	38,816	—	—	38,816
Energy	4,999	—	—	4,999
Other	6,927	18	—	6,945
Exchange-traded and mutual funds:
Metals and mining	25,997	—	—	25,997
Agriculture	16,878	—	—	16,878
Indices	1,710	—	—	1,710
Derivatives (non-hedging)	—	123	—	123
Other investments	371	—	—	371

Total trading portfolio investments	95,872	3,768	—	99,640

Total investments	$403,869	$3,768	$—	$407,637

The Company utilizes third-party independent pricing services that provide a price quote for each debt security, equity security and derivatives. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any debt securities, equity securities or derivatives included in the tables above.

The Company did not have any transfers between Level 1 and Level 2 for the three-month periods ended March 31, 2012 and 2011.

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands):

	As of March 31, 2012
	Carrying value	(Level 3) Estimated Fair Value
Liabilities:
Long-term debt	$21,324	$18,602

	As of December 31, 2011
	Carrying value	(Level 3) Estimated Fair Value
Liabilities:
Long-term debt	$21,691	$18,775

Level 3

Long-term debt: The carrying value of long-term debt was determined by management from the expected cash flows discounted using the interest rate quoted by the issuer of the note, the State Board of Administration of Florida (“SBA”) which is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.

13. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of March 31, 2012, except the following.

On April 23, 2012, the Company declared a dividend of $0.08 per share on its outstanding common stock, payable on July 9, 2012, to the Company’s shareholders of record at the close of business on June 26, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. and its subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1”Financial Statements.” Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those in the following discussion and those described in forward-looking statements as a result of the risks set forth below.

Risk Factors Summary

We operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. Certain statements made in this report that reflect management’s expectations regarding future events are forward-looking in nature and, accordingly are subject to risks and uncertainties. These forward-looking statements are only current expectations about future events. Actual results could differ materially from those set forth in or implied by any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports. The following is a summary of uncertainties which were disclosed in greater detail in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011:

Risks Relating to the Property-Casualty business

•	As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

•	Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition

•	Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition

•	Predicting claim expense relating to environmental liabilities is inherently uncertain and may have a material adverse effect on our operating results and financial condition

•	The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations

•	Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

•	Regulation limiting rate increases and requiring us to participate in loss sharing may decrease our profitability

•	The potential benefits of implementing our profitability model may not be fully realized

•

Our financial condition and operating results and the financial condition and operating results of the Insurance Entities may be adversely affected by the cyclical nature of the property and casualty business

•	Continued weakness in the Florida real estate market could adversely affect our loss results

Risks Relating to Investments

•

We have periodically experienced, and may experience further reductions in returns or losses on our investments especially during periods of heightened volatility, which could have a material adverse effect on our results of operations or financial condition

•	We are subject to market risk which may adversely impact investment income

•	Concentration of our investment portfolios in any particular segment of the economy may have adverse effects on our operating results and financial condition

•

Our overall financial performance is significantly dependent on the returns on our investment portfolio, which may have a material adverse effect on our results of operations or cause such results to be volatile

Risks Relating to the Insurance Industry and Other Factors

•	Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

•	Difficult conditions in the economy generally could adversely affect our business and operating results

•

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

•

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded risks, which could have a material adverse effect on our operating results and financial condition

•	The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

•

A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows

•	Loss of key executives could affect our operations

Overview

Universal Insurance Holdings, Inc. (“UIH”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the (“Insurance Entities”), we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners’ insurance currently offered in five states, including Florida, which represented 98% of the 584 thousand policies-in-force as of March 31, 2012, and 98% of the 593 thousand policies-in-force as of December 31, 2011. As for the geographic distribution of business within Florida as of March 31, 2012, and December 31, 2011, 30% and 32%, respectively, of the policies-in-force are in Miami-Dade, Broward and Palm Beach Counties. Risk from catastrophic losses is managed through the use of reinsurance agreements.

We generate revenues primarily from the collection of premiums and the investment of funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees.

2012 Developments

On January 11, 2012, we announced that UPCIC received OIR approval for premium rate increases for its homeowners and Dwelling Fire programs within Florida. The premium rate increases will average approximately 14.9% statewide for its homeowners program and 8.8% statewide for its dwelling fire program. The effective dates for both of the premium rate increases are January 9, 2012 for new business and February 28, 2012 for renewal business.

UPCIC made a forms filing immediately after the rate filing to segregate sinkhole coverage and to include updated policy language as a result of the property insurance bill which became law in May 2011 (Senate Bill 408). The OIR approved the forms filing with effective dates of April 1, 2012 for new business and May 21, 2012 for renewals. With the approval of this forms filing, sinkhole coverage will be removed from certain base homeowners policies and the coverage will be offered via endorsement for an additional surcharge, and a mandatory 10% deductible, to those policyholders that meet the proposed eligibility standards. Revised inspection and eligibility requirements will not be imposed upon existing policyholders who elect to continue sinkhole coverage at their policy renewal. Form changes for sinkhole coverage on dwelling fire policies, which are similar in nature to those filed for homeowners policies, were approved by the OIR with effective dates of May 1, 2012 for new business and June 8, 2012 for renewal business. Coverage for catastrophic ground cover collapse will remain a covered peril under all standard policy forms.

On February 22, 2012, we declared a dividend of $0.10 per share on our outstanding common stock payable on April 6, 2012, to shareholders of record at the close of business on March 28, 2012.

On April 17, 2012, Demotech, Inc. affirmed UPCIC’s Financial Stability Rating® of A. A Financial Stability Rating® of A is the third highest of six possible rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have “…exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.” The rating of UPCIC is subject to at least annual review by, and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc.

On April 23, 2012, we declared a dividend of $0.08 per share on our outstanding common stock payable on July 9, 2012, to shareholders of record at the close of business on June 26, 2012. We expect to declare additional quarterly dividends in the same amount to shareholders of record in the third and fourth quarters of 2012. Declaration and payment of future dividends is subject to the discretion of UIH’s board of directors and will be dependent on future earnings, cash flows, financial requirements and other factors.

Impact of new accounting pronouncement

We prospectively adopted new accounting guidance related to accounting for costs associated with acquiring or renewing insurance contracts effective January 1, 2012. The overall impact under the new guidance, which was adopted on January 1, 2012, was a reduction in earnings of $2.7 million ($1.7 million after tax or $0.04 per diluted share). The $2.7 million pre-tax reduction in earnings during the three months ended March 31, 2012, includes an acceleration of capitalized costs existing as of December 31, 2011, which would have been amortized to earnings within a twelve-month period, and the immediate recognition of costs which otherwise would have been deferred, partially offset by a lesser amount of amortization expense due to the reduction in capitalized costs. The new guidance does not result in incremental charges to earnings, but rather affects the timing of the recognition of those charges in the income statement.

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

Quota Share

Effective June 1, 2011 through May 31, 2012, UPCIC entered into a quota share reinsurance contract with Everest Re. Everest Re has the following ratings from each of the rating agencies: A+ from A.M. Best Company, A+ from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. Under the quota share contract, UPCIC cedes 50% of its gross written premiums, losses and LAE for policies with coverage for wind risk with a ceding commission equal to 25% of ceded gross written premiums. In addition, the quota share contract has a limitation for any one occurrence not to exceed $34.8 million (of which UPCIC’s net liability on the first $34.8 million of losses in a first event scenario is $17.4 million, in a second event scenario is $17.4 million and in a third event scenario is $30 million) and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services (“PCS”) office not to exceed $69.6 million. The contract requires UPCIC to reassume 100% of the attritional loss and LAE activity from 30% to 37.5% of gross written premium and has a limitation for LAE not to exceed 30% of indemnity losses paid during the contract period. Further, the contract requires UPCIC to purchase and maintain certain inuring reinsurance agreements. The contract limits the amount of reinsurance premiums inuring to the contract to $288 million excluding reinstatement premiums, and limits the total reinsurance premiums inuring to the contract to $326 million including any reinstatement premiums and all ancillary payments under the inuring reinsurance agreements.

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

The total cost of the APPCIC multiple line excess reinsurance program effective October 1, 2011 through May 31, 2012 is a minimum premium of $31,475, of which our cost is 50% or $15,737 and the quota share reinsurers’ cost is the remaining 50%, which is equated as follows: $25,000 minimum premium on 87.5% of the contract, $75,000 minimum premium on 10% of the contract and $84,000 minimum premium on 2.5% of the contract. The final premium will be determined based upon APPCIC’s volume of business during the contract term and a predetermined pricing algorithm.

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

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”), which is administered by SBA. Under the reimbursement agreement, the FHCF would reimburse UPCIC, for each loss occurrence during the contract year, for 90% of the ultimate loss paid by UPCIC in excess of its retention plus 5% of the reimbursed losses to cover loss adjustment expenses, subject to an aggregate contract limit. A covered event means any one storm declared to be a hurricane by the National Hurricane Center for losses incurred in Florida, both while it is a hurricane and through subsequent downgrades. For the contract year June 1, 2011 to May 31, 2012, UPCIC purchased the traditional FHCF coverage and did not purchase the Temporary Increase in Coverage Limit Option offered to insurers by the FHCF. UPCIC’s traditional FHCF coverage is based upon UPCIC’s exposure in-force as of June 30, 2011, and is 90% of $1.221 billion in excess of $461.4 million. The premium for this coverage is $74 million.

Also at June 1, 2011, the FHCF made available, and UPCIC obtained, $10.0 million of additional catastrophe excess of loss coverage with one free reinstatement of coverage to carriers qualified as Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program offered by the FHCF, such as UPCIC. This particular layer of coverage at June 1, 2011 is $10.0 million in excess of $34.8 million. The premium for this coverage is $5.0 million.

On October 28, 2011, the SBA published its most recent estimate of the FHCF’s loss reimbursement capacity in the Florida Administrative Weekly. The SBA estimated that the FHCF’s total loss reimbursement capacity under current market conditions for the 2011 – 2012 contract year is projected to be $15.17 billion over the 12-month period following the estimate. The SBA also referred to its report entitled, “October 18, 2011 Estimated Claims Paying Capacity Report” (“Report”) as providing greater detail regarding the FHCF’s loss reimbursement capacity. The Report estimated that the FHCF’s loss reimbursement capacity range is $12.17 billion to $18.17 billion. UPCIC elected to purchase the FHCF Mandatory Layer of Coverage for the 2011 – 2012 contract year, which corresponds to FHCF loss reimbursement capacity of $17 billion. By law, the FHCF’s obligation to reimburse insurers is limited to its actual claims-paying capacity. The aggregate cost of UPCIC’s reinsurance program may increase should UPCIC deem it necessary to purchase additional private market reinsurance due to reduced estimates of the FHCF’s loss reimbursement capacity. Fortunately, no hurricanes made landfall in Florida during the 2011-2012 contract year and no reimbursement payments for the 2011-2012 contract year were required from the FHCF to participating companies. Accordingly, the effect of the change in the FHCF’s reimbursement capacity estimate as compared to prior estimates had no effect on our financial position, results of operations and liquidity. In the 2012 Florida legislative session, the FHCF advocated a statutory change that would have reduced the amount of reimbursement capacity made available to the insurance industry in future years. However, the proposal did not pass.

The total cost of UPCIC’s multiple line excess and property per risk reinsurance program effective June 1, 2011 through May 31, 2012 is $4.575 million, of which UPCIC’s cost is $2.575 million, and the quota share reinsurer’s cost is the remaining $2.0 million. The total costs of APPCIC’s multiple line excess is at a minimum $31,475, of which APPCIC’s cost is at a minimum $15,737 and the quota share reinsurer’s cost is the remaining 50%. The total cost of UPCIC’s underlying excess catastrophe contract with T25 (see below) is $111.4 million, subject to a potential return premium of $83.4 million, which is eliminated in consolidation. The total cost of UPCIC’s private catastrophe reinsurance program effective June 1, 2011 through May 31, 2012 is $135.8 million, of which UPCIC’s cost is 50%, or $67.9 million, and the quota share reinsurer’s cost is the remaining 50%. In addition, UPCIC purchases reinstatement premium protection as described above, the cost of which is $22.4 million. UPCIC’s cost of the subsequent catastrophe event excess of loss reinsurance is $19.8 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2011 hurricane season is $73.3 million of which UPCIC’s cost is 50%, or $36.7 million, and the quota share reinsurer’s cost is the remaining 50%. UPCIC is also participating in the additional coverage option for Limited Apportionment Companies or companies that participated in the Insurance Capital Build-Up Incentive Program offered by the FHCF, the premium for which is $5.0 million, of which UPCIC’s cost is 50%, or $2.5 million, and the quota share reinsurer’s cost is the remaining 50%.

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

Separately from the Insurance Entities’ reinsurance programs, UIH protected its own interests against diminution in value due to catastrophe events by purchasing $60 million in coverage via a catastrophe risk-linked transaction contract, effective June 1, 2011 through December 31, 2011. The contract provided for a recovery by UIH in the event of the exhaustion of UPCIC’s catastrophe coverage. The total cost to UIH of the risk-linked transaction contract is $8.7 million.

We continually evaluate strategies to more effectively manage our exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage. The Company is currently in the process of renegotiating its 2012-2013 reinsurance program. Based on current discussions, the Company does not expect that the terms of the 2012-2013 reinsurance program will differ materially from the 2011-2012 reinsurance program, but there can be no assurance that the Company will be able to obtain reinsurance at the same levels, terms or price as the 2011-2012 program.

Termination of Agreements with Segregated Account T25

Effective January 1, 2012, the agreement between the Insurance Entities and UIH’s Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”) was replaced at identical limits and retentions as the prior agreement with an unaffiliated third-party reinsurer as an open market purchase. Effective January 1, 2012 through May 31, 2012, under an excess catastrophe contract, the Insurance Entities obtained catastrophe coverage of $140.2 million in excess of $44.8 million covering certain loss occurrences including hurricanes. The total cost of this reinsurance coverage is $4.4 million. In the event of a non-hurricane loss subject to this contract, the Insurance Entities will pay to the reinsurer 20.0% of the ultimate net loss ceded to the reinsurer arising out of such non-hurricane loss.

Wind Mitigation Discounts

The insurance premiums charged by the Insurance Entities are subject to various statutory and regulatory requirements. Among these, the Insurance Entities must offer wind mitigation discounts in accordance with a program mandated by the Florida Legislature and implemented by the OIR. The level of wind mitigation discounts mandated by the Florida Legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on our premium.

The following table reflects the effect of wind mitigation credits received by our policy holders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$325,315	$703,459	31.6%
3/31/2012	57.9%	$323,286	$718,164	31.0%

Insurers like UPCIC fully experience the impact of rate or discount changes more than 12 months after implementation because insurance policies renew throughout the year. Although UPCIC may seek to offset the impact of wind mitigation credits through subsequent rate increase filings with the OIR, there is no assurance that the OIR and UPCIC will agree on the amount of rate change that is needed. In addition, any adjustments to UPCIC’s rates similarly take more than 12 months to be fully integrated into its business.

Results of Operations—Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

The following table summarizes changes in each component of our Statement of Income for the three months ended March 31, 2012, compared to the same period in 2011 (in thousands):

	Three Months Ended March 31,		Change
	2012	2011	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$190,003	$173,175	$16,828	9.7%
Ceded premiums written	(163,434)	(123,891)	(39,543)	31.9%

Net premiums written	26,569	49,284	(22,715)	-46.1%
Decrease (increase) in net unearned premium	22,071	(1,280)	23,351	NM

Premiums earned, net	48,640	48,004	636	1.3%
Net investment (expense) income	(36)	257	(293)	NM
Net realized (losses) gains on investments	(7,449)	3,652	(11,101)	NM
Net unrealized gains on investments	9,187	2,588	6,599	255.0%
Net foreign currency gains on investments	23	71	(48)	-67.6%
Commission revenue	4,541	4,180	361	8.6%
Policy fees	3,901	4,173	(272)	-6.5%
Other revenue	1,440	1,408	32	2.3%

Total premiums earned and other revenues	60,247	64,333	(4,086)	-6.4%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	26,174	26,185	(11)	0.0%
General and administrative expenses	17,844	15,072	2,772	18.4%

Total operating costs and expenses	44,018	41,257	2,761	6.7%

INCOME BEFORE INCOME TAXES	16,229	23,076	(6,847)	-29.7%
Income taxes, current	774	8,737	(7,963)	-91.1%
Income taxes, deferred	5,582	441	5,141	1165.8%

Income taxes, net	6,356	9,178	(2,822)	-30.7%

NET INCOME	$9,873	$13,898	$(4,025)	-29.0%

Net income decreased by $4 million, or 29%, primarily as a result of realized losses in our investment portfolio compared to realized gains during the three months ended March 31, 2011 and an increase in general and administrative expenses due primarily to accelerated amortization of deferred acquisition costs as a result of adopting new accounting guidance provided by the FASB. These factors were partially offset by an increase in unrealized gains of $6.6 million.

The increase in net earned premiums of $636 thousand, or 1.3%, reflects an increase in direct earned premium of $14.2 million mostly offset by an increase in ceded earned premium of $13.6 million. The increase in direct earned premium is due primarily to rate increases that first became effective in February and March of 2011. These rate increases have had a positive effect on premium generated by renewal policies but have resulted in a moderate reduction in the number of policies in force. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The increase in ceded earned premium of $13.6 million includes $2.7 million in the 2012 period relating to the aforementioned underlying property catastrophe excess of loss reinsurance contract with an unaffiliated third-party reinsurer.

Net investment expenses for the three months ended March 31, 2012, compared to net investment income for the same period in the prior year, reflects one time charges for investment accounting services as we convert to a new investment accounting service provider.

Realized losses on investments of $7.5 million recorded during the three months ended March 31, 2012 reflect loss in value primarily in the metals and mining sector.

Net unrealized gains on investments of $9.2 million, recorded during the three months ended March 31, 2012, include both a reclassification of unrealized gains and losses recorded in prior periods to realized gains and losses upon disposition during the current period and a net increase in value of investments held in our trading portfolio as of March 31, 2012. The majority of the increase in value was in the metals and mining sector.

Commission revenue is comprised principally of reinsurance commission sharing agreements. The increase in commission revenue of $361 thousand is due to an increase in the amount of ceded premiums.

Policy fees are comprised primarily of the managing general agent’s policy fee income from insurance policies. The decrease of $272 thousand reflects a reduction in the number of policies written primarily due to the rate increases that have taken affect, which has caused some attrition.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 53.8% and 54.5% during the three-month periods ended March 31, 2012 and 2011, respectively, and were comprised of the following components (in thousands):

	Three months ended March 31, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$52,607	$26,433	$26,174
Premiums earned	$178,804	$130,164	$48,640
Loss & LAE ratios	29.4%	20.3%	53.8%

	Three months ended March 31, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$53,131	$26,946	$26,185
Premiums earned	$164,587	$116,583	$48,004
Loss & LAE ratios	32.3%	23.1%	54.5%

The reduction in the direct loss and LAE ratio reflects an increase in earned premiums.

General and administrative expenses increased by $2.8 million due primarily to the adoption of new accounting guidance related to deferred acquisition costs. The overall impact under the new guidance, which was adopted on January 1, 2012, was a reduction in earnings of $2.7 million ($1.7 million after tax or $0.04 per diluted share). The $2.7 million pre-tax reduction in earnings during the three months ended March 31, 2012, includes an acceleration of capitalized costs existing as of December 31, 2011, which would have been amortized to earnings within a twelve-month period, and the immediate recognition of costs which otherwise would have been deferred, partially offset by a lesser amount of amortization expense due to the reduction in capitalized costs. The new guidance does not result in incremental charges to earnings, but rather affects the timing of the recognition of those charges in the income statement. There were also increases in stock-based compensation of $614 thousand for the three months ended March 31, 2012 compared to the same period in 2011, and non-recurring credits in the amount of $469 thousand from the recovery of Florida Insurance Guaranty Association (“FIGA”) assessments recorded during the three months ended March 31, 2011. FIGA assessments are ultimately passed down to policyholders. Amounts charged or credited to our earnings represent timing differences between the time assessments are made by FIGA to us, and the collection of those assessments from policyholders. These increases were partially offset by a decrease in performance-based bonus accruals of $418 thousand and a decrease of $242 thousand in legal fees related to corporate matters. Performance-based bonuses are based on either net income before taxes or net income.

The decrease in income tax expense was the result of a reduction in taxable income due primarily to the realized losses in the trading portfolio and an increase general and administrative expenses.

Analysis of Financial Condition—As of March 31, 2012 Compared to December 31, 2011

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months.

Our policy is to invest amounts considered to be in excess of current working capital requirements. We have a receivable of $4.1 million at March 31, 2012 for securities sold that had not yet settled compared to $9.7 million at December 31, 2011, and a payable for securities purchased that had not yet settled of $8.0 million as of March 31, 2012 compared to $1.1 million at December 31, 2011.

The following table summarizes, by type, the carrying values of investments (in thousands):

Type of Investment	As of March 31, 2012	As of December 31, 2011
Cash and cash equivalents	$325,968	$229,685
Restricted cash and cash equivalents	48,178	78,312
Debt securities	3,800	3,801
Equity securities	96,996	95,345
Non-hedge derivatives	60	123
Other investments	385	371

Total Investments	$475,387	$407,637

Prepaid reinsurance premiums represent ceded unearned premiums related to our catastrophe and quota share reinsurance programs. The increase of $33.3 million to $276.4 million during the three months ended March 31, 2012, was primarily due to an increase in premiums for catastrophe reinsurance coverage, as previously described in Recent Developments, 2011-2012 Reinsurance Program, and an increase in quota share reinsurance premiums commensurate with the increase in direct written premium. Premiums for catastrophe reinsurance coverage are earned over the respective contract periods which are generally effective from June 1, 2011, through May 31, 2012.

Reinsurance recoverables represent amounts due from reinsurers for ceded loss and LAE. The decrease in reinsurance recoverables of $8.7 million to $77 million reflects favorable loss experience in the current period and the timing of settlements with reinsurers.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The decrease of $39.4 million to $15.8 million during the three months ended March 31, 2012 was due to timing of the settlement with the quota share reinsurer.

The increase in Property and Equipment of $1.3 million to $8.4 million reflects the cost of building a new office building which was placed into service at the end of March 2012.

See Note 5, Insurance Operations. in our Notes to Condensed Consolidated Financial Statements for a roll-forward in the balance of our deferred policy acquisition costs.

The decrease in net deferred income tax asset of $5.6 million during the three months ended March 31, 2012 is due primarily to a decrease in the amount of unrealized losses in the trading portfolio.

See Note 5, Insurance Operations, in our Notes to Condensed Consolidated Financial Statements for a roll-forward in the balance of our unpaid losses and LAE.

Unearned premiums represent the portion of written premiums that will be earned pro rata in the future. The increase of $11.2 million to $371 million during the three months ended March 31, 2012 was due to growth in, and timing of, direct written premiums.

Advance premium represents premium payments made by policy holders ahead of a policy’s effective date. The increase of $11.7 million to $31.1 million reflects a trend for an increase in the volume of policies with advance payments in March, relative to December.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $27 million to $114.5 million during the three months ended March 31, 2012 was primarily due to the timing of settlements with reinsurers and amounts not yet due to reinsurers for catastrophe reinsurance coverage, as previously described above in Recent Developments, 2011-2012 Reinsurance Program.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have generally been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of March 31, 2012 was $326 million compared to $229.7 million at December 31, 2011. See our Condensed Consolidated Statements of Cash Flows for a reconciliation of the balance of cash and cash equivalent between March 31, 2012 and December 31, 2011. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements. The source of liquidity for possible claim payments consists of the collection of net premiums after deductions for expenses, reinsurance recoverables and short-term loans.

The balance of restricted cash and cash equivalents as of March 31, 2012 was $48.2 million. Restricted cash as of March 31, 2012 is mostly comprised of cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

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

Effective July 1, 2010, we elected to classify our securities investment portfolio as trading. Accordingly, purchases and sales of investment securities are included in cash flows from operations beginning July 1, 2010. We generated $95.3 million in cash from operations during the three months ended March 31, 2012, compared to $ 119.8 million of cash generated by operating activities for the three months ended March 31, 2011. The generation of cash during the three months ended March 31, 2012 reflects proceeds from sales of investment securities, net of purchases, of $12.4 million, compared to $71.2 million during the three months ended March 31, 2011.

The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by the Insurance Entities’ reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on either the Insurance Entities’ or our business, financial condition, results of operations and liquidity (see 2011-2012 Reinsurance Program above for a discussion of the 2011-2012 reinsurance program).

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2012, we had total capital of $177.9 million, comprised of stockholders’ equity of $156.6 million and total debt of $21.3 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12% and 13.6%, respectively, at March 31, 2012. At December 31, 2011, we had total capital of $171.7 million, comprised of stockholders’ equity of $150 million and total debt of $21.7 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12.6% and 14.5%, respectively, at December 31, 2011.

At March 31, 2012, UPCIC was in compliance with all of the covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements.

Cash Dividends

On February 22, 2012, we declared a dividend of $0.10 per share on our outstanding common stock to be paid on April 6, 2012, to the shareholders of record at the close of business on March 28, 2012.

On April 23, 2012, we declared a dividend of $0.08 per share on our outstanding common stock to be paid on July 9, 2012, to the shareholders of record at the close of business on June 26, 2012. We expect to declare additional quarterly dividends in the same amount to shareholders of record in the third and fourth quarters of 2012. Declaration and payment of future dividends is subject to the discretion of UIH’s board of directors and will be dependent on future earnings, cash flows, financial requirements and other factors.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies and Estimates

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting Pronouncements Issued and Not Yet Adopted

In December 2011, the Financial Accounting Standards Board updated its guidance to the Balance Sheet Topic 210 of the FASB Accounting Standards Codification. The objective of this updated guidance requires entities that have financial and derivative instruments that are offset to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. This guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosure is required retrospectively for all comparative periods presented. The additional disclosures required by the updated guidance will not have an impact on our operating results, cash flows or financial position.

Related Parties

See Note 8, Related Party Transactions, in our Notes to Condensed Consolidated Financial Statements for information about related parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. Our primary market risk exposures are related to our investment portfolio and include interest rates, equity prices and commodity prices. We also have exposure to foreign currency exchange rates for investments denominated in foreign currencies, and to a lesser extent, our debt obligation in the form of a surplus note. The surplus note, as previously described in “Liquidity and Capital Resources,” accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Investments held in trading are carried on the balance sheet at fair value. Our investment trading portfolio is comprised primarily of debt and equity securities and also includes non-hedging derivatives and physical positions in precious metals. See Note 5, Investments, for a schedule of investment holdings as of March 31, 2012 and December 31, 2011.

Our investments have been, and may in the future be, subject to significant volatility. Our investment objective is to maximize total rate of return after federal income taxes while maintaining liquidity and minimizing risk. Our investment strategy includes maintaining investments to support unpaid losses and loss adjustment expenses for the Insurance Entities in accordance with guidelines established by insurance regulators. In addition to investment securities, we invest in derivative financial instruments to try to increase investment returns and for income-generation purposes. The most commonly used instruments are call and put equity options and written call options on common stock (i.e., covered calls). These derivatives are held in our trading portfolio and do not meet the criteria for hedge accounting.

Interest Rate Risk

Interest rate risk is the sensitivity of a fixed-rate instrument to changes in interest rates. When interest rates rise, the fair value of our fixed-rate investment securities declines.

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments held in trading as of the periods presented (in thousands):

	As of March 31, 2012
	Amortized Cost
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
U.S. government securities obligations and agencies	$136	$—	$—	$—	$—	$3,158	$3,294	$3,800
Average interest rate	4.63%	—	—	—	—	1.85%	1.97%	1.96%

	As of December 31, 2011
	Amortized Cost
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
U.S. government securities obligations and agencies	$171	$—	$—	$—	$—	$3,157	$3,328	$3,801
Average interest rate	4.09%					1.85%	1.97%	1.97%

United States government and agency securities are rated Aaa by Moody’s Investors Service, Inc., and AA+ by Standard and Poor’s Company.

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

The following table provides information about the composition of equity securities, non-hedging derivatives and other investments held in the Company’s investment portfolio (in thousands):

	XXX,XXX	XXX,XXX	XXX,XXX	XXX,XXX
	As of March 31, 2012		As of December 31, 2011
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock:
Metals and mining	$34,460	35.4%	$38,816	40.5%
Energy	7,203	7.4%
Other	2,145	2.2%	11,944	12.5%
Exchange-traded and mutual funds:
Metals and mining	15,174	15.6%	25,997	27.1%
Agriculture	19,811	20.3%	16,878	17.6%
Indices	18,203	18.7%	1,710	1.8%
Derivatives: non-hedging	60	0.1%	123	0.1%
Other investments (1)	385	0.4%	371	0.4%

Total	$97,441	100.0%	$95,839	100.0%

(1)	Other investments represent physical metals that we hold in our trading portfolio.

A hypothetical decrease of 20% in the market prices of each of the equity securities, non-hedging derivatives, and other investments held at March 31, 2012, and December 31, 2011, would have resulted in decreases of $19.5 million and $19.2 million, respectively, in the fair value of the equity securities, non-hedging derivatives and other investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation in the normal course of our business. As of March 31, 2012, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

In the opinion of management, other than the modification provided below to a risk factor that appeared in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, there have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On April 17, 2012, Demotech, Inc. provided an update to guidance originally published in March 2010. Included in the update was a statement that Demotech will no longer provide full credit for the Mandatory Layer of the FHCF reinsurance coverage. As a result of this statement, the Company has modified the following risk factor that appeared in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The modification appears in bold.

A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

Financial Stability Ratings® are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; a change in the perceived adequacy of an insurer’s reinsurance program; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under an insurer’s control. The current insurance Financial Stability Rating ® of UPCIC is from Demotech, Inc. The assigned rating is A. Because this rating is subject to continuous review, the retention of this rating cannot be assured. A downgrade in or withdrawal of this rating, or a decision by Demotech to require UPCIC’s parent company to make a capital infusion into UPCIC to maintain its rating, may adversely affect our liquidity, operating results and financial condition.

Item 6. Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS-XBRL	Instance Document

101.SCH-XBRL	Taxonomy Extension Schema Document

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: May 9, 2012	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

Date: May 9, 2012	/s/ George R. De Heer
George R. De Heer, Chief Financial Officer (Principal Accounting Officer)