Form 10-Q
period 2012-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2012-08-08
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,171,028 shares of common stock, par value $0.01 per share, outstanding on August 7, 2012.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. (the “Company”) and its Subsidiaries as of June 30, 2012 and the related condensed consolidated statements of comprehensive income for the three and six-month periods ended June 30, 2012 and cash flows for the six-month period ended June 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements as of June 30, 2012 and for the three and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The condensed consolidated statements of comprehensive income for the three and six-month periods ended June 30, 2011 and statement of cash flows for the six-month period ended June 30, 2011 of Universal Insurance Holdings, Inc. (the “Company”) and its Subsidiaries were reviewed by Blackman Kallick, LLP whose report dated August 5, 2011, stated that based on its procedures, it was not aware of any material modifications that should be made to those financial statements in order for them to be in a conformity with accounting principles generally accepted in the United States of America. Black Kallick, LLP subsequently merged into Plante & Moran, PLLC.

/s/ Plante & Moran, PLLC

Chicago, Illinois

August 8, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	June 30, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents	$356,325	$229,685
Restricted cash and cash equivalents	74,274	78,312
Fixed maturities, at fair value	3,913	3,801
Equity securities, at fair value	81,713	95,345
Prepaid reinsurance premiums	247,835	243,095
Reinsurance recoverables	115,459	85,706
Reinsurance receivable, net	125,664	55,205
Premiums receivable, net	56,377	45,828
Receivable from securities sold	594	9,737
Other receivables	3,631	2,732
Property and equipment, net	8,915	7,116
Deferred policy acquisition costs, net	17,744	12,996
Income taxes recoverable	624	—
Deferred income tax asset, net	21,280	22,991
Other assets	1,825	1,477

Total assets	$1,116,173	$894,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$164,625	$187,215
Unearned premiums	406,952	359,842
Advance premium	25,606	19,390
Accounts payable	5,342	4,314
Bank overdraft	27,650	25,485
Payable for securities purchased	1,239	1,067
Reinsurance payable	273,787	87,497
Income taxes payable	1,331	12,740
Dividends payable to shareholders	3,214	—
Other liabilities and accrued expenses	23,710	24,780
Long-term debt	20,956	21,691

Total liabilities	954,412	744,021

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares - 1,000
Issued shares - 108
Outstanding shares - 108
Minimum liquidation preference, $2.66 per share
Common stock, $.01 par value	412	411
Authorized shares - 55,000
Issued shares - 41,189 and 41,100
Outstanding shares - 40,171 and 40,082
Treasury shares, at cost - 1,018	(3,101)	(3,101)
Additional paid-in capital	38,126	36,536
Retained earnings	126,323	116,158

Total stockholders’ equity	161,761	150,005

Total liabilities and stockholders’ equity	$1,116,173	$894,026

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$222,568	$213,479	$412,571	$386,654
Ceded premiums written	(102,433)	(145,798)	(265,867)	(269,689)

Net premiums written	120,135	67,681	146,704	116,965
Change in net unearned premium	(64,441)	(18,157)	(42,370)	(19,437)

Premiums earned, net	55,694	49,524	104,334	97,528
Net investment income (expense)	(16)	(21)	(52)	236
Net realized gains (losses) on investments	(1,705)	2,960	(9,154)	6,612
Net unrealized gains (losses) on investments	(5,788)	(9,640)	3,399	(7,052)
Net foreign currency gains (losses) on investments	—	—	23	71
Commission revenue	6,131	4,941	10,672	9,121
Policy fees	4,072	4,402	7,973	8,575
Other revenue	1,540	1,506	2,980	2,914

Total premiums earned and other revenues	59,928	53,672	120,175	118,005

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	29,437	25,852	55,611	52,037
General and administrative expenses	17,499	14,699	35,343	29,771

Total operating costs and expenses	46,936	40,551	90,954	81,808

INCOME BEFORE INCOME TAXES	12,992	13,121	29,221	36,197

Income taxes, current	9,086	9,622	9,860	18,359
Income taxes, deferred	(3,871)	(4,050)	1,711	(3,609)

Income taxes, net	5,215	5,572	11,571	14,750

NET INCOME AND COMPREHENSIVE INCOME	$7,777	$7,549	$17,650	$21,447

Basic earnings per common share	$0.20	$0.19	$0.44	$0.55

Weighted average of common shares outstanding - Basic	39,668	39,187	39,528	39,187

Fully diluted earnings per common share	$0.19	$0.19	$0.44	$0.53

Weighted average of common shares outstanding - Diluted	40,377	40,645	40,460	40,657

Cash dividend declared per common share	$0.08	$—	$0.18	$0.10

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Income	$17,650	$21,447
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	103	394
Depreciation	410	299
Amortization of stock-based compensation	1,692	919
Net realized (gains) losses on investments	9,154	(6,612)
Net unrealized (gains) losses on investments	(3,399)	7,052
Net foreign currency (gains) losses on investments	(23)	(71)
Amortization of premium / accretion of discount, net	21	170
Deferred income taxes	1,711	(3,609)
Excess tax (benefits) shortfall from stock-based compensation	71	—
Other	—	(21)
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	4,038	(19,689)
Prepaid reinsurance premiums	(4,740)	(32,496)
Reinsurance recoverables	(29,753)	2,349
Reinsurance receivable, net	(70,459)	(10,419)
Premiums receivable, net	(10,628)	(8,790)
Accrued investment income	199	981
Other receivables	(1,123)	(1,682)
Income taxes recoverable	(624)	—
Deferred policy acquisition costs, net	(4,748)	(2,580)
Proceeds from sale of trading securities	217,301	454,266
Purchases of trading securities	(200,584)	(327,774)
Other assets	17	(1,936)
Unpaid losses and loss adjustment expenses	(22,590)	(3,554)
Unearned premiums	47,110	51,934
Accounts payable	1,028	1,925
Reinsurance payable, net	186,290	64,977
Income taxes payable	(11,480)	5,198
Other liabilities and accrued expenses	(1,070)	(3,128)
Advance premium	6,216	5,990

Net cash provided by (used in) operating activities	131,790	195,540

Cash flows from investing activities:
Proceeds from sale of property and equipment	18	63
Purchases of property and equipment	(2,227)	(1,021)

Net cash provided by (used in) investing activities	(2,209)	(958)

Cash flows from financing activities:
Bank overdraft	2,166	(433)
Preferred stock dividend	(259)	(10)
Common stock dividend	(4,012)	(3,939)
Issuance of common stock	91	—
Payments related to tax withholding for share-based compensation	(121)	—
Excess tax benefits (shortfall) from stock-based compensation	(71)	—
Repayment of debt	(735)	(735)

Net cash provided by (used in) financing activities	(2,941)	(5,117)

Net increase (decrease) in cash and cash equivalents	126,640	189,465
Cash and cash equivalents at beginning of period	229,685	133,645

Cash and cash equivalents at end of period	$356,325	$323,110

Supplemental cash flow disclosures
Interest	$241	$564
Income taxes	$21,953	$13,083

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH, with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the (“Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance offered in five states as of June 30, 2012, including Florida which comprises the vast majority of the Company’s in-force policies. See Note 5, Insurance Operations, for more information regarding the Company’s insurance operations.

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

To conform to the current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity. The Company has adjusted its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 to reflect the effect of a reclassification made to its Condensed Consolidated Balance Sheet as of June 30, 2011 related to reinsurance payables. This reclassification was made upon discovery that the Company was offsetting receivables and payables with non-affiliated reinsurers. This correction represents a change in the presentation only of the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows and had no impact on earnings, equity or cash flows from operating, investing and financing activities.

The following line items were adjusted (in thousands):

	Six Months Ended June 30, 2011
	As Reported	Reclassification	Adjusted
Condensed Consolidated Statements of Cash Flows:
Net change in assets and liabilities relating to operating activities:
Reinsurance receivable, net	$—	$(10,419)	$(10,419)
Reinsurance payable, net	$54,558	$10,419	$64,977

An adjustment has been made to the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 to reflect the effect of a reclassification made to the Company’s Condensed Consolidated Balance Sheet as of June 30, 2011 related to restricted cash and cash equivalents. The Company reclassified amounts out of cash and cash equivalents that were restricted in terms of their use and withdrawal and has presented those amounts of restricted cash and cash equivalents as a separate line item on the face of the Condensed Consolidated Balance Sheets. The following line items were adjusted (in thousands):

	Six Months Ended June 30, 2011
	As Reported	Reclassification	Adjusted
Condensed Consolidated Statements of Cash Flows:
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	$—	$(19,689)	$(19,689)
Net cash flows provided by (used in) operating activities	$215,229	$(19,689)	$195,540
Net increase in cash and cash equivalents	$209,154	$(19,689)	$189,465
Cash and cash equivalents at beginning of period	$147,585	$(13,940)	$133,645
Cash and cash equivalents at end of period	$356,739	$(33,629)	$323,110

2.	Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2011. The following are new or revised disclosures or disclosures required on a quarterly basis.

Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk, consisting principally of cash and cash equivalents, restricted cash and cash equivalents, debt securities, premiums receivable, prepaid reinsurance premiums, reinsurance receivable and reinsurance recoverables.

Concentrations of credit risk with respect to cash on deposit are limited by the Company’s policy of investing excess cash with custodial institutions that invest primarily in money market accounts consisting of short-term U.S. Treasury securities. These accounts are held primarily by the Institutional Trust & Custody division of U.S. Bank and SunTrust Bank Escrow Services.

The Company maintains depository relationships with SunTrust Bank and Wells Fargo Bank N.A., and other banking institutions. It is the Company’s policy not to have a balance of more than $250 thousand for any of its affiliates at any institution on any given day to minimize exposure to a bank failure. Cash balances in excess of $250 thousand are transferred daily into custodial accounts with SunTrust Bank Escrow Services where cash is immediately invested into shares of money market funds.

Restricted cash and cash equivalents are maintained in money market accounts consisting of U.S. Treasury and government agency securities.

The following table presents the amount of cash and cash equivalents and restricted cash and cash equivalents as of the periods presented (in thousands):

	As of June 30, 2012
	Cash and cash equivalents				Restricted cash and cash equivalents
Institution	Cash	Money Market Funds	Total	% by institution	Funds held in Trust (1)	State Deposits (2)	Total	% by institution
U. S. Bank IT&C	$—	$40,475	$40,475	11.4%	$—	$800	$800	1.1%
SunTrust Bank	1,106	—	1,106	0.3%	—	—	—	—
SunTrust Bank Escrow Services	—	311,029	311,029	87.3%	—	—	—	—
Wells Fargo Bank N.A.	1,520	3	1,523	0.4%	—	—	—	—
Bank of New York Mellon Trust Co. (1)	—	—	—	—	19,979	—	19,979	26.9%
Florida Department of Financial Services	—	—	—	—	—	53,495	53,495	72.0%
All Other Banking Institutions	2,033	159	2,192	0.6%	—	—	—	—

Total	$4,659	$351,666	$356,325	100.0%	$19,979	$54,295	$74,274	100.0%

	As of December 31, 2011
	Cash and cash equivalents				Restricted cash and cash equivalents
Institution	Cash	Money Market Funds	Total	% by institution	Funds held in Trust (1)	State Deposits (2)	Total	% by institution
U. S. Bank IT&C	$—	$40,474	$40,474	17.6%	$—	$800	$800	1.0%
SunTrust Bank	1,629	—	1,629	0.7%	—	—	—	—
SunTrust Bank Escrow Services	—	182,701	182,701	79.5%	—	—	—	—
Wells Fargo Bank N.A.	1,244	14	1,258	0.5%	—	—	—	—
Bank of New York Mellon Trust Co. (1)	—	—	—	—	30,220	—	30,220	38.6%
Florida Department of Financial Services	—	—	—	—	—	47,292	47,292	60.4%
All Other Banking Institutions	1,739	1,884	3,623	1.6%	—	—	—	—

Total	$4,612	$225,073	$229,685	100.0%	$30,220	$48,092	$78,312	100.0%

(1)	Amounts held in trust include collateral contributed by UIH in connection with reinsurance contracts entered into between UPCIC and a segregated account owned and maintained by UIH.
(2)	State deposits represent amounts held with regulatory agencies in the various states in which our Insurance Entities do business. Applicable laws and regulations govern not only the amount, but also the type of securities that are eligible for deposit. State deposits also include amounts that UPCIC has voluntarily placed on deposit in connection with the reinsurance contract between UPCIC and UIH.

Concentrations of credit risk with respect to premiums receivable are limited due to the large number of individuals comprising the Company’s customer base. However, the majority of the Company’s revenues are currently derived from products and services offered to customers in Florida, which could be adversely affected by economic downturns, an increase in competition or weather-related events.

In order to reduce credit risk for amounts due from reinsurers, the Insurance Entities seek to do business with financially sound reinsurance companies and regularly evaluate the financial strength of all reinsurers used. Everest Reinsurance Company, the reinsurer to which the Insurance Entities ceded the most risk through May 31, 2012, has the following ratings from each of the rating agencies: A+ from A.M. Best Company; A+ from Standard and Poor’s Rating Services and; Aa3 from Moody’s Investors Service, Inc. Additionally, Odyssey Reinsurance Company, the reinsurer to which the Insurance Entities cede the most risk effective June 1, 2012, has the following ratings from each of the rating agencies: A from A.M. Best Company; A- from Standard and Poor’s Rating Services and; A3 from Moody’s Investors Service, Inc.

The following table presents the unsecured net amounts due from the Company’s reinsurers whose aggregate balance exceeds 3% of the Company’s stockholders’ equity (in thousands):

	As of
	June 30,	December 31,
Reinsurer	2012	2011
Everest Reinsurance Company	$193,250	$264,997
Florida Hurricane Catastrophe Fund	—	30,422
Odyssey Reinsurance Company	42,084	—

Total (1)	$235,334	$295,419

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses, net of offsetting reinsurance payables.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) updated its guidance to the Balance Sheet Topic 210 of the FASB Accounting Standards Codification (“ASC”). This updated guidance requires entities that have financial instruments and derivative instruments that are offset, to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. This guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosure is required retrospectively for all comparative periods presented. The additional disclosures required by the updated guidance will not have an impact on the Company’s operating results, cash flows or financial position.

In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the FASB ASC. This updated guidance increases the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income (the approach currently used in the Company’s financial statements), or two separate but consecutive statements. This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. This guidance did not have an impact on the presentation of the Company’s financial statements and notes herein, as the Company did not have any amounts of other comprehensive income during the periods presented.

In May 2011, the FASB updated its guidance related to the Fair Value Measurement, Topic 820 of the ASC, to achieve common fair value measurement and disclosure requirements with International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements under GAAP, to clarify the intent of application of existing fair value measurement and disclosure requirements, and to change particular principles or requirements for measuring and disclosing fair value measurements. The amendments are to be applied prospectively to interim and annual reporting periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance resulted in additional disclosure but did not impact the Company’s results of operations, cash flows or financial position.

In September 2010, the FASB issued guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred policy acquisition costs as costs incurred by insurance entities for the successful acquisition of new and renewal contracts. Such costs result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract(s) not occurred. This guidance is effective for periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance prospectively effective January 1, 2012. Under the new guidance, the Company’s net deferred policy acquisition costs were reduced from $13.0 million to $11.4 million, a difference of 13%. The resulting $1.6 million difference was charged directly to earnings during the three months ended March 31, 2012. This charge represents a charge-off of capitalized costs existing at December 31, 2011, which would have been amortized to earnings within a twelve-month period under the old guidance.

3.	Investments

The following table presents the Company’s investment holdings by type of instrument as of the periods presented (in thousands):

	As of June 30, 2012			As of December 31, 2011
	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value
Cash and cash equivalents (1)	$356,325	$356,325	$356,325	$229,685	$229,685	$229,685
Restricted cash and cash equivalents (1)	74,274	74,274	74,274	78,312	78,312	78,312
Trading portfolio:
Debt securities:
U.S. government obligations and agencies (2)	3,342	3,913	3,913	3,179	3,801	3,801
Equity securities:
Common stock:
Metals and mining	30,637	23,546	23,546	50,121	38,816	38,816
Energy	11,854	8,962	8,962	6,077	4,999	4,999
Other	2,904	2,517	2,517	8,044	6,945	6,945
Exchange-traded and mutual funds:
Metals and mining	24,140	22,437	22,437	28,311	25,997	25,997
Agriculture	18,761	18,172	18,172	17,781	16,878	16,878
Energy	4,420	4,090	4,090	—	—	—
Indices	2,378	1,989	1,989	2,006	1,710	1,710
Non-hedging derivative asset (3)	147	31	31	357	123	123
Non-hedging derivative (liability) (3)	(174)	(174)	(174)	—	—	—
Other investments (4)	517	344	344	517	371	371

Total trading portfolio investments	98,926	85,827	85,827	116,393	99,640	99,640

Total investments	$529,525	$516,426	$516,426	$424,390	$407,637	$407,637

(1)	Cash and cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury or money-market accounts that invest in direct obligations of the U.S. Treasury.
(2)	The Company is required by various state laws and regulations to maintain certain securities on deposit in depositary accounts with the states in which we do business. As of June 30, 2012 and December 31, 2011, securities having fair values of $3.9 million and $3.8 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit.
(3)	Derivatives are included in Other assets and Other liabilities and accrued expenses in the Condensed Consolidated Balance Sheets.
(4)	Other investments represent physical metals held by the Company and are included in Other assets in the Condensed Consolidated Balance Sheets.

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 12 – Fair Value Measurements.

The following table presents net investment income (expense) comprised primarily of interest and dividends (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cash and cash equivalents (1)	$60	$35	$239	$50
Debt securities	1	67	11	468
Equity securities	160	34	219	60

Total investment income	221	136	469	578
Less investment expenses	(237)	(157)	(521)	(342)

Net investment (expense) income	$(16)	$(21)	$(52)	$236

(1)	Includes interest earned on restricted cash and cash equivalents.

Trading Portfolio

The following table presents the effect of trading activities on the Company’s results of operations by type of instrument and by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gains (losses) on investments:
Debt securities	$—	$523	$—	$(3,617)
Equity securities	(1,836)	2,682	(9,429)	10,867
Derivatives (non-hedging instruments) (1)	131	(245)	275	(638)

Total realized gains (losses) on trading portfolio	(1,705)	2,960	(9,154)	6,612
Unrealized gains (losses) on investments:
Debt securities	100	2,741	137	8,260
Equity securities	(5,817)	(11,699)	3,172	(14,894)
Derivatives (non-hedging instruments) (1)	(30)	(681)	117	(418)
Other	(41)	—	(27)	—

Total unrealized gains (losses) on trading portfolio	(5,788)	(9,639)	3,399	(7,052)

Net gains (losses) recognized on trading securities	$(7,493)	$(6,679)	$(5,755)	$(440)

(1)	This table represents the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.

4.	Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. The Company’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company also remains responsible for the settlement of insured losses notwithstanding the failure of any of its reinsurers to make payments otherwise due to the Company. The Company’s in-force policyholder coverage for windstorm exposures as of June 30, 2012 was approximately $126.2 billion.

The Company has reduced the percentage of premiums ceded by UPCIC to its quota share reinsurer to 45% under the reinsurance program which became effective June 1, 2012, from 50% under the prior year quota share contract effective June 1, 2011 through May 31, 2012. The Company’s intent is to increase its profitability over the contract term by ceding 5% less premium to its quota share reinsurer. This reduction of cession rate also decreases the amount of losses and loss adjustment expenses that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, as of June 30, 2012, that is a component of net deferred policy acquisition costs.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$222,568	$186,656	$56,533	$412,571	$365,460	$109,140
Ceded	(102,433)	(130,962)	(27,096)	(265,867)	(261,126)	(53,529)

Net	$120,135	$55,694	$29,437	$146,704	$104,334	$55,611

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$213,479	$170,134	$53,360	$386,654	$334,721	$106,491
Ceded	(145,798)	(120,610)	(27,508)	(269,689)	(237,193)	(54,454)

Net	$67,681	$49,524	$25,852	$116,965	$97,528	$52,037

The following prepaid reinsurance premiums and reinsurance recoverables and receivables are reflected in the Condensed Consolidated Balance Sheets (in thousands):

	As of	As of
	June 30, 2012	December 31, 2011

Prepaid reinsurance premiums	$247,835	$243,095

Reinsurance recoverable on unpaid losses and LAE	$73,169	$88,002
Reinsurance recoverable on paid losses	42,290	(2,296)
Reinsurance receivables, net	125,664	55,205

Reinsurance recoverables and receivables	$241,123	$140,911

5.	Insurance Operations

The Company’s primary product is homeowners insurance currently offered by APPIC in one state (Florida) and by UPCIC in five states, including Florida, which represented 97% and 98% of the Insurance Entities’ policies-in-force as of June 30, 2012 and December 31, 2011, respectively. Approximately 98% of the Insurance Entities’ policies-in-force as of June 30, 2012 and December 31, 2011 included coverage for wind. As of June 30, 2012 and December 31, 2011, 29% and 32%, respectively, of the Insurance Entities’ policies-in-force with wind coverage were for insured properties located in Miami-Dade, Broward and Palm Beach counties.

Deferred Policy Acquisition Costs

The Company defers certain costs in connection with the written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies. The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
DPAC, beginning of period (1)	$51,872	$51,860	$50,200	$50,128
Capitalized costs	29,536	30,507	55,680	56,792
Amortization of DPAC	(24,486)	(23,238)	(48,958)	(47,791)

DPAC, end of period	$56,922	$59,129	$56,922	$59,129

DRCC, beginning of period (1)	$40,074	$41,721	$38,845	$40,682
Ceding commissions written	21,286	26,457	44,775	47,888
Earned ceding commissions	(22,182)	(21,075)	(44,442)	(41,467)

DRCC, end of period	$39,178	$47,103	$39,178	$47,103

DPAC (DRCC), net, beginning of period (1)	$11,798	$10,139	$11,355	$9,446
Capitalized costs, net	8,250	4,050	10,905	8,904
Amortization of DPAC (DRCC), net	(2,304)	(2,163)	(4,516)	(6,324)

DPAC (DRCC), net, end of period	$17,744	$12,026	$17,744	$12,026

(1)	The beginning balances for the six months ended June 30, 2012 have been adjusted in connection with the adoption of the FASB’s updated guidance related to deferred acquisition costs as discussed below.

As discussed in Note 2 – Significant Accounting Policies, the Company prospectively adopted new accounting guidance effective January 1, 2012 related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance resulted in a 13% reduction of our net deferred policy acquisition costs as of December 31, 2011, and a corresponding pre-tax charge of $1.6 million against earnings during the first quarter of 2012. This charge represents a charge-off of capitalized costs existing at December 31, 2011, which would have been amortized to earnings within a twelve-month period under the old guidance. In the period of adoption (three months ended March 31, 2012), approximately $9 million of net costs would have been deferred under the old guidance compared to the $5.6 million under the new guidance. Future expenses will be higher with the adoption of this guidance, as the amounts being deferred have decreased, partially offset by less amortization. The effect of this change in periods subsequent to March 31, 2012, on income and per share amounts is not determinable as the historical methodology will have been discontinued after adoption.

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$172,300	$158,249	$187,215	$158,928
Less reinsurance recoverable	79,285	78,611	88,002	79,114

Net balance at beginning of period	93,015	79,638	99,213	79,814

Incurred related to:
Current year	29,362	25,587	55,711	51,923
Prior years	75	265	(100)	114

Total incurred	29,437	25,852	55,611	52,037

Paid related to:
Current year	14,382	12,817	15,335	14,875
Prior years	16,614	13,606	48,033	37,909

Total paid	30,996	26,423	63,368	52,784

Net balance at end of period	91,456	79,068	91,456	79,068
Plus reinsurance recoverables	73,169	76,307	73,169	76,307

Balance at end of period	$164,625	$155,375	$164,625	$155,375

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

Based on the 2011 statutory net income and statutory capital and surplus levels, UPCIC and APPCIC do not have the capacity to pay ordinary dividends during 2012. For the six months ended June 30, 2012, no dividends were paid from UPCIC or APPCIC to the parent company.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of statutory capital and surplus, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the periods presented (in thousands):

	As of	As of
	June 30,	December 31,
	2012	2011
Ten percent of total liabilities
UPCIC	$60,300	$37,063
APPCIC	$461	$97

Statutory capital and surplus
UPCIC	$135,337	$122,956
APPCIC	$9,331	$9,378

At such dates, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements as well.

6.	Share-Based Compensation

The following table presents certain information related to stock options and non-vested shares (“restricted stock”) (in thousands, except per share data):

	Three Months Ended June 30, 2012
	Stock Options				Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2012	6,685	$4.79			502	$5.66
Granted	—	—			—	—
Forfeited	—	—			—	—
Exercised (1)	(200)	2.31			—	n/a
Vested	—	—			—	—
Expired	—	—			—	n/a

Outstanding as of June 30, 2012 (2)	6,485	$4.87	$660	2.3	502	$5.66

Exercisable as of June 30, 2012	6,062	$4.88	$660	2.1

	Six Months Ended June 30, 2012
	Stock Options				Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	6,720	$4.78			801	$5.67
Granted	—	—			—	—
Forfeited	—	—			—	—
Exercised (1)	(235)	2.35			—	n/a
Vested	—	—			(299)	5.69
Expired	—	—			—	n/a

Outstanding as of June 30, 2012 (2)	6,485	$4.87	$660	2.3	502	$5.66

Exercisable as of June 30, 2012	6,062	$4.88	$660	2.1

(1)	Unless otherwise specified, such as in the case of the exercise of stock options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE MKT LLC. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(2)	All shares outstanding as of June 30, 2012 are expected to vest.

n/a – Not applicable

The following table presents certain information regarding the Company’s stock-based compensation for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense:
Stock options	$309	$202	$646	$456
Restricted stock	371	319	1,046	463

Total	$680	$521	$1,692	$919

Deferred tax benefits:
Stock options	$119	$78	$249	$176
Restricted stock	87	—	$291	—

Total	$206	$78	$540	$176

Realized tax benefits:
Stock options	$128	$—	$141	$—
Restricted stock	—	—	291	—

Total	$128	$—	$432	$—

Excess tax benefits(shortfall):
Stock options	$71	$—	$71	$—
Restricted stock	—	—	(142)	—

Total	$71	$—	$(71)	$—

Weighted average fair value:
Stock option grants	$—	$2,497	$—	$2,497
Restricted stock grants	$—	$3,366	$—	$3,366
Intrinsic value of options exercised	$332	$—	$367	$—
Fair value of restricted stock vested	$—	$—	$1,164	$540
Cash received for strike price and tax withholdings	$—	$—	$518	$199
Shares acquired through cashless exercise (1)	147	—	147	—
Value of shares acquired	$583	$—	$583	$—

(1)	All shares acquired represent shares tendered to cover the exercise price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

The following table presents the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both stock options and restricted stock (dollars in thousands):

	As of June 30, 2012
	Stock Options	Restricted Stock
Unrecognized expense	$965	$2,142
Weighted average remaining years	0.98	1.24

7.	Stockholders’ Equity

Dividends

On February 23, 2012, the Company declared a dividend of $0.10 per share on our outstanding common stock paid on April 6, 2012, to the shareholders of record at the close of business on March 28, 2012.

On April 23, 2012, the Company declared a dividend of $0.08 per share on our outstanding common stock paid on July 9, 2012, to the shareholders of record at the close of business on June 26, 2012.

8.	Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida, performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company.

The following table presents payments made by the Company to Downes and Associates for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Claims adjusting fees	$130	$170	$260	$430

There were no amounts due to Downes and Associates as of June 30, 2012 and December 31, 2011.

9.	Income Taxes

Deferred income taxes represent the temporary differences between the GAAP and tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows for the periods presented (in thousands):

	As of June 30,	As of December 31,
	2012	2011
Deferred income tax assets:
Unearned premiums	$12,276	$9,007
Advanced premiums	1,918	1,451
Unpaid losses and LAE	2,935	3,139
Stock-based compensation	4,377	4,341
Accrued wages	833	958
Allowance for uncollectible receivables	190	276
Additional tax basis of securities	482	2,407
Unrealized losses on investments	5,114	6,425

Total deferred income tax assets	28,125	28,004

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(6,845)	(5,013)

Total deferred income tax liabilities	(6,845)	(5,013)

Net deferred income tax asset	$21,280	$22,991

A valuation allowance is deemed unnecessary as of June 30, 2012 and December 31, 2011, because management believes it is probable that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Tax years that remain open for purposes of examination of the Company’s income tax liability by taxing authorities include the years ended December 31, 2010, 2009 and 2008. The Company’s 2009 consolidated federal income tax return is currently under examination by the Internal Revenue Service.

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases resulting from:
Disallowed meals & entertainment	0.2%	0.1%	0.2%	0.1%
Disallowed compensation	1.0%	2.0%	0.7%	1.2%
State income tax, net of federal tax benefit (1)	3.6%	3.6%	3.6%	3.6%
Other, net (2)	0.3%	1.8%	0.1%	0.8%

Effective tax rate	40.1%	42.5%	39.6%	40.7%

(1)	Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.
(2)	Other, net, includes estimated penalties and interest of 1.8% and 0.7% for the three and six months ended June 30, 2011, respectively, regarding an underpayment of estimated taxes in 2011.

10.	Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from exercises of stock options, vesting of restricted stock and conversion of preferred stock.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for EPS:
Net income	$7,777	$7,549	$17,650	$21,447
Less: Preferred stock dividends	(5)	(5)	(259)	(10)

Income available to common stockholders	$7,772	$7,544	$17,391	$21,437

Denominator for EPS:
Weighted average common shares outstanding	39,668	39,187	39,528	39,187
Plus: Assumed conversion of stock-based compensation (1)	221	970	444	981
Assumed conversion of preferred stock	488	488	488	489

Weighted average diluted common shares outstanding	40,377	40,645	40,460	40,657

Basic earnings per common share	$0.20	$0.19	$0.44	$0.55
Diluted earnings per common share	$0.19	$0.19	$0.44	$0.53

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

11.	Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain employees which are in effect as of June 30, 2012. The agreements provide for minimum salaries, which may be subject to annual percentage increases, and non-equity incentive compensation for certain executives based on pre-tax income or net income levels attained by the Company. The agreements also provide for payments contingent upon the occurrence of certain events.

The following table presents the amount of commitments and estimated contingent payments the Company is obligated to pay in the form of salaries and non-equity incentive compensation under the agreements with named executive officers (in thousands):

	As of June 30, 2012
	Salaries	Non-equity incentive compensation	Equity compensation
Commitments	$7,328	$3,772	—

Contingent payments upon certain events:
Termination	$4,374	$2,823	—
Change in control	$13,634	$5,016	$260
Death	$4,924	$2,671	—
Disability	$3,278	$1,760	—

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

Loss Contingencies

In July 2012, a dispute arose between the Insurance Entities and one of their reinsurers over certain provisions of a reinsurance contract that expired May 31, 2012. While the Company believes it has meritorious claims in the dispute, the ultimate resolution of the matter, the date of which is not yet determinable, could result in a pre-tax loss ranging from zero to $5.4 million.

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

Summary of significant valuation techniques for assets measured at fair value on a recurring basis

Level 1

Cash and cash equivalents and restricted cash and cash equivalents: Cash equivalents and restricted cash equivalents comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access. The carrying value of cash and cash equivalents and restricted cash and cash equivalents approximates fair value due to its liquid nature.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of the periods presented (in thousands):

	Fair Value Measurements As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$356,325	$—	$—	$356,325
Restricted cash and cash equivalents	74,274	—	—	74,274
Trading portfolio:
Debt securities:
U.S. government obligations and agencies	—	3,913	—	3,913
Equity securities:
Common stock:
Metals and mining	23,546	—	—	23,546
Energy	8,962	—	—	8,962
Other	2,517	—	—	2,517
Exchange-traded and mutual funds:
Metals and mining	22,437	—	—	22,437
Agriculture	18,172	—	—	18,172
Energy	4,090	—	—	4,090
Indices	1,989	—	—	1,989
Non-hedging derivative asset	—	31	—	31
Non-hedging derivative (liability)	—	(174)	—	(174)
Other investments	344	—	—	344

Total trading portfolio investments	82,057	3,770	—	85,827

Total investments	$512,656	$3,770	$—	$516,426

	Fair Value Measurements As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$229,685	$—	$—	$229,685
Restricted cash and cash equivalents	78,312	—	—	78,312
Trading portfolio:
Debt securities:
U.S. government obligations and agencies	174	3,627	—	3,801
Equity securities:
Common stock:
Metals and mining	38,816	—	—	38,816
Energy	4,999	—	—	4,999
Other	6,927	18	—	6,945
Exchange-traded and mutual funds:
Metals and mining	25,997	—	—	25,997
Agriculture	16,878	—	—	16,878
Indices	1,710	—	—	1,710
Non-hedging derivative asset	—	123	—	123
Other investments	371	—	—	371

Total trading portfolio investments	95,872	3,768	—	99,640

Total investments	$403,869	$3,768	$—	$407,637

The Company utilizes third-party independent pricing services that provide a price quote for each debt security, equity security and derivative. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any debt securities, equity securities or derivatives included in the tables above.

The Company did not have any transfers between Level 1 and Level 2 for the three and six-month periods ended June 30, 2012 and 2011.

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands):

	As of June 30, 2012
	Carrying value	(Level 3) Estimated Fair Value
Liabilities:
Long-term debt	$20,956	$17,990

	As of December 31, 2011
	Carrying value	(Level 3) Estimated Fair Value
Liabilities:
Long-term debt	$21,691	$18,775

Level 3

Long-term debt: The fair value of long-term debt was determined by management from the expected cash flows discounted using the interest rate quoted by the issuer of the note, the State Board of Administration of Florida (“SBA”) which is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.

13.	Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of June 30, 2012.

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

Overview

Universal Insurance Holdings, Inc. (“UIH”) with its wholly-owned subsidiaries is a vertically integrated insurance company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the (“Insurance Entities”), we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners insurance currently offered in five states, including Florida, which represented 97% of the 574 thousand policies-in-force as of June 30, 2012, and 98% of the 593 thousand policies-in-force as of December 31, 2011. As for the geographic distribution of business within Florida as of June 30, 2012, and December 31, 2011, 29% and 32%, respectively, of the policies-in-force are in Miami-Dade, Broward and Palm Beach Counties. Risk from catastrophic losses is managed through the use of reinsurance agreements.

We generate revenues primarily from the collection of premiums and the investment of funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees.

2012 Developments

On January 11, 2012, we announced that UPCIC received OIR approval for premium rate increases for its homeowners and Dwelling Fire programs within Florida. The premium rate increases are expected to average approximately 14.9% statewide for its homeowners program and 8.8% statewide for its dwelling fire program. The effective dates for both of the premium rate increases are January 9, 2012 for new business and February 28, 2012 for renewal business.

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

On February 22, 2012, we declared a dividend of $0.10 per share on our outstanding common stock paid on April 6, 2012, to shareholders of record at the close of business on March 28, 2012.

On April 23, 2012, we declared a dividend of $0.08 per share on our outstanding common stock paid on July 9, 2012, to shareholders of record at the close of business on June 26, 2012. We expect to declare additional quarterly dividends in the same amount to shareholders of record in the third and fourth quarters of 2012. Declaration and payment of future dividends is subject to the discretion of UIH’s board of directors and will be dependent on future earnings, cash flows, financial requirements and other factors.

On June 26, 2012, Demotech, Inc. affirmed UPCIC’s Financial Stability Rating® of A. A Financial Stability Rating® of A is the third highest of six possible rating levels. According to Demotech, Inc., A ratings are assigned to insurers that have “…exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.” The rating of UPCIC is subject to at least annual review by, and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc.

On July 11, 2012, we announced that UPCIC received approval from the Massachusetts Division of Insurance for homeowners policies rates and forms.

On August 1, 2012, we announced that UPCIC bound its first homeowners insurance policy in Massachusetts. The expansion marks the sixth state where UPCIC writes homeowners insurance.

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

2012-2013 Reinsurance Program

Effective June 1, 2012, we entered into multiple reinsurance agreements comprising our 2012-2013 reinsurance program.

REINSURANCE GENERALLY

In the normal course of business, we limit the maximum net loss that can arise from large risks, risks in concentrated areas of exposure and catastrophes, such as hurricanes or other similar loss occurrences, by reinsuring certain levels of risk in various areas of exposure with other insurers or reinsurers through our reinsurance agreements. Our intention is to limit our exposure and the exposure of the Insurance Entities, thereby protecting stockholders’ equity and the Insurance Entities’ capital and surplus, even in the event of catastrophic occurrences, through reinsurance agreements. Without these reinsurance agreements, the Insurance Entities would be more substantially exposed to catastrophic losses with a greater likelihood that those losses could exceed their statutory capital and surplus. Any such catastrophic event, or multiple catastrophes, could have a material adverse effect on the Insurance Entities’ solvency and our results of operations, financial condition and liquidity.

Below is a description of our 2012-2013 reinsurance program. Although the terms of the individual contracts vary, we believe the overall terms of the 2012-2013 reinsurance program are more favorable than the 2011-2012 reinsurance program as reinsurance pricing remained largely the same as the prior year contracts while direct earned premium is expected to increase as a result of the previously approved and expected future rate increases. We also reduced the percentage of premiums ceded by UPCIC to its quota share reinsurer to 45% under the reinsurance program which became effective June 1, 2012, from 50% under the prior year quota share contract effective June 1, 2011 through May 31, 2012. Our intent is to increase profitability over the contract term by ceding 5% less premium to our quota share reinsurer. This reduction of cession rate also decreases the amount of losses and loss adjustment expenses that may be ceded by UPCIC and effectively increases the amount of risk we retain. The reduction of cession rate also reduces the amount of ceding commissions earned from our quota share reinsurer during the contract term. We also eliminated the loss corridor and the cap on losses and loss adjustment expenses in the quota share contract effective June 1, 2012.

The Insurance Entities are responsible for insured losses related to catastrophic events in excess of coverage provided by their reinsurance programs. The Insurance Entities also remain responsible for insured losses notwithstanding the failure of any reinsurer to make payments otherwise due to the Insurance Entities. The Insurance Entities’ inability to satisfy valid insurance claims resulting from catastrophic events could have a material adverse effect on our results of operations, financial condition and liquidity.

UPCIC REINSURANCE PROGRAM

Effective June 1, 2012, UPCIC entered into a quota share reinsurance contract with Odyssey Reinsurance Company. Under the quota share contract, through May 31, 2013, UPCIC cedes 45% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 25% of ceded gross written premiums. In addition, the quota share contract has a limitation for any one occurrence not to exceed $75 million (of which UPCIC’s net liability on the first $75 million of losses in a first event scenario is $24.75 million, in a second event scenario is $27.5 million and in a third event scenario is $16.5 million) and a limitation from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services (“PCS”) office not to exceed $180 million. The contract limits the amount of premium which can be deducted for inuring reinsurance to the lesser of actual costs or 32% of gross earned premium, excluding reinstatement premiums, or the lesser of actual costs or 32% of gross earned premium plus a maximum additional of $135.978 million including reinstatement premiums, if any.

Effective June 1, 2012 through May 31, 2013, UPCIC entered into a multiple line excess per risk contract with various reinsurers. Under the multiple line excess per risk contract, UPCIC obtained coverage of $1.4 million in excess of $600 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $300 thousand for each casualty loss. The contract has a limitation for any one occurrence not to exceed $1.4 million and a $7 million aggregate limit that applies to the term of the contract. Effective June 1, 2012 through May 31, 2013, UPCIC entered into a property per risk excess contract covering ex-wind only policies. Under the property per risk excess contract, UPCIC obtained coverage of $350 thousand in excess of $250 thousand for each property loss. The contract has a limitation for any one occurrence not to exceed $1.05 million and a $1.75 million aggregate limit that applies to the term of the contract.

Effective June 1, 2012 through May 31, 2013, under an underlying excess catastrophe contract, UPCIC obtained catastrophe coverage of 45% of $75 million in excess of $75 million and 55% of $105 million in excess of $45 million covering certain loss occurrences including hurricanes. UPCIC entered into this contract with a segregated account, Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”), which is owned by UIH and was established by a third-party reinsurer under Bermuda law. Under this T25 agreement, T25 retains a maximum, pre-tax liability of $91.5 million for the first catastrophic event up to $1.683 billion of losses. UPCIC is required to make premium installment payments aggregating $72.981 million to T25, subject to the terms of the agreement. Through capital contributions made to T25 by UIH, T25 contributes an amount equal to its liability for losses, net of UPCIC’s required premium payments and expenses thereon, to a trust account as collateral. The trust account is funded with the required collateral and invested in a cash reserve fund. The amounts held in the cash reserve fund are included in restricted cash and cash equivalents in our Condensed Consolidated Balance Sheets. The collateral is available to be used to pay any claims that may arise from the occurrence of covered events. The collateral is required to be held in trust for the benefit of UPCIC until the occurrence of a covered event or expiration or termination of the agreement between T25 and UPCIC. UIH has no requirement to fund T25 in the event losses exceed the amount of collateral held in trust.

UIH has secured the obligations of the segregated account by contributing the amount of the segregated account’s liability for losses net of UPCIC’s required premium payments, to a trust account for the current June 1, 2012 to May 31, 2013 contract period. In the event of a loss under the terms of this contract, the capital contributed by UIH would be used to pay claims and would have an adverse effect on stockholders’ equity and cash resources.

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

Effective June 1, 2012 through May 31, 2013, under excess catastrophe contracts, UPCIC obtained catastrophe coverage of $541.2 million in excess of $150 million covering certain loss occurrences including hurricanes. The coverage of $541.2 million in excess of $150 million has a second full limit available to UPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable. Effective June 1, 2012 through May 31, 2013, UPCIC purchased reinstatement premium protection which reimburses UPCIC for its cost to reinstate the catastrophe coverage of the first $371.2 million (part of $541.2 million) in excess of $150 million.

Effective June 1, 2012 through May 31, 2013, UPCIC also obtained subsequent catastrophe event excess of loss reinsurance to cover certain levels of UPCIC’s net retention through three catastrophe events including hurricanes. Specifically, UPCIC obtained catastrophe coverage for a second event of 45% of $75 million excess of $75 million in excess of $75 million otherwise recoverable and 55% of $100 million excess of $50 million in excess of $100 million otherwise recoverable. UPCIC also obtained catastrophe coverage for a third event of $120 million excess of $30 million in excess of $240 million otherwise recoverable.

Effective June 1, 2012 through June 1, 2013, under an excess catastrophe contract specifically covering risks located in Georgia, North Carolina and South Carolina, UPCIC obtained catastrophe coverage of 55% of $20 million in excess of $30 million and 55% of $25 million in excess of $50 million covering certain loss occurrences including hurricanes. Both layers of coverage have a second full limit available to UPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable. The cost of UPCIC’s excess catastrophe contracts specifically covering risks in Georgia, North Carolina and South Carolina is $2.296 million.

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”). The approximate coverage is estimated to be for 90% of $1.102 billion in excess of $431 million.

The total cost of UPCIC’s multiple line excess and property per risk reinsurance program, effective June 1, 2012 through May 31, 2013, is $4.35 million, of which UPCIC’s cost is $2.618 million, and the quota share reinsurer’s cost is the remaining $1.733 million. The total cost of UPCIC’s underlying excess catastrophe contract is $72.981 million. The total cost of UPCIC’s private catastrophe reinsurance program, effective June 1, 2012 through May 31, 2013, is $135.978 million, of which UPCIC’s cost is 55%, or $74.788 million, and the quota share reinsurer’s cost is the remaining 45%. In addition, UPCIC purchases reinstatement premium protection as described above, the cost of which is $24.042 million. The total cost of the subsequent catastrophe event excess of loss reinsurance is $26.306 million, of which UPCIC’s cost is $16.418 million, and the quota share reinsurer’s cost is the remaining $9.889 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2012 hurricane season is $76.706 million of which UPCIC’s cost is 55%, or $40.636, and the quota share reinsurer’s cost is the remaining 45%.

The largest private participants in UPCIC’s reinsurance program include leading reinsurance companies such as Odyssey Re, Everest Re, Renaissance Re and Lloyd’s of London syndicates.

With the implementation of our 2012-2013 reinsurance program at June 1, 2012, we retain a maximum pre-tax net liability of $127.47 million for the first catastrophic event up to $1.683 billion of losses relating to the UPCIC Florida program, and a maximum pre-tax net liability of $18.796 million for the first catastrophic event up to $75 million of losses relating to the UPCIC other states’ program.

Separately from the Insurance Entities’ reinsurance programs, UIH protected its own interests against diminution in value due to catastrophe events by purchasing $80 million in coverage via a catastrophe risk-linked transaction contract, effective June 1, 2012 through December 31, 2012. The contract provides for recovery by UIH in the event of the exhaustion of UPCIC’s catastrophe coverage. The total cost to UIH of the risk-linked transaction contract is $10.960 million.

APPCIC REINSURANCE PROGRAM

Effective June 1, 2012 through May 31, 2013, under an excess catastrophe contract, APPCIC obtained catastrophe coverage of $5 million in excess of $1 million covering certain loss occurrences including hurricanes. The coverage of $5 million in excess of $1 million has a second full limit available to APPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable. The total cost of APPCIC’s private catastrophe reinsurance program effective June 1, 2012 through May 31, 2013 is $1.063 million.

APPCIC also obtained coverage from the FHCF. The approximate coverage is estimated to be for 90% of $12.1 million in excess of $4.7 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2012 hurricane season is $844 thousand.

Effective October 1, 2011 through May 31, 2012, APPCIC had entered into a multiple line excess per risk contract with various reinsurers. Effective June 1, 2012, APPCIC elected to extend the multiple line excess per risk contract through June 30, 2012. Under this multiple line excess per risk contract, APPCIC had coverage of $8.4 million in excess of $600 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $300 thousand for each casualty loss. A $21 million aggregate limit applied to the term of the contract.

Effective July 1, 2012 through May 31, 2013, APPCIC entered into a multiple line excess per risk contract with various reinsurers. Under the multiple line excess per risk contract, UPCIC obtained three layers of coverage. The first layer provides coverage of $700 thousand in excess of $300 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $300 thousand for each casualty loss. The first layer has a limitation for any one property loss occurrence not to exceed $1.4 million and a $3.5 million aggregate limit that applies to the term of the contract. The first layer also has a limitation for any one liability loss occurrence not to exceed $1 million and a $2 million aggregate limit that applies to the term of the contract. The second layer provides coverage of $2 million in excess of $1 million ultimate net loss for each risk and each property loss. The second layer has a limitation for any one property loss occurrence not to exceed $2 million and a $6 million aggregate limit that applies to the term of the contract. The third layer provides coverage of $6 million in excess of $3 million ultimate net loss for each risk and each property loss. The third layer has a limitation for any one property loss occurrence not to exceed $6 million and a $12 million aggregate limit that applies to the term of the contract.

The total cost of the APPCIC multiple line excess reinsurance program effective July 1, 2012 through May 31, 2013 is $1.760 million.

The largest private participants in APPCIC’s reinsurance program include leading reinsurance companies such as Odyssey Re, Hannover Ruck, Amlin Bermuda and Lloyd’s of London syndicates.

With the implementation of our 2012-2013 reinsurance program at July 1, 2012, we retain a maximum pre-tax net liability of $2.063 million for the first catastrophic event up to $16.9 million of losses relating to the APPCIC program.

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

The following table reflects the effect of wind mitigation credits received by our policy holders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of Insurance Entities policyholders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$325,315	$703,459	31.6%
3/31/2012	57.9%	$323,286	$718,164	31.0%
6/30/2012	58.0%	$325,806	$728,056	30.9%

The Insurance Entities fully experience the impact of rate or discount changes more than 12 months after implementation because insurance policies renew throughout the year. Although the Insurance Entities may seek to offset the impact of wind mitigation credits through subsequent rate increase filings with the OIR, there is no assurance that the OIR and the Insurance Entities will agree on the amount of rate change that is needed. In addition, any adjustments to the Insurance Entities’ rates similarly take more than 12 months to be fully integrated into its business.

Results of Operations - Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

The following table summarizes changes in each component of our Statement of Income for the three months ended June 30, 2012, compared to the same period in 2011 (in thousands):

	Three Months Ended June 30,		Change
	2012	2011	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$222,568	$213,479	$9,089	4.3%
Ceded premiums written	(102,433)	(145,798)	43,365	-29.7%

Net premiums written	120,135	67,681	52,454	77.5%
Change in net unearned premium	(64,441)	(18,157)	(46,284)	254.9%

Premiums earned, net	55,694	49,524	6,170	12.5%
Net investment income (expense)	(16)	(21)	5	-23.8%
Net realized gains (losses) on investments	(1,705)	2,960	(4,665)	NM
Net unrealized gains (losses) on investments	(5,788)	(9,640)	3,852	-40.0%
Commission revenue	6,131	4,941	1,190	24.1%
Policy fees	4,072	4,402	(330)	-7.5%
Other revenue	1,540	1,506	34	2.3%

Total premiums earned and other revenues	59,928	53,672	6,256	11.7%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	29,437	25,852	3,585	13.9%
General and administrative expenses	17,499	14,699	2,800	19.0%

Total operating costs and expenses	46,936	40,551	6,385	15.7%

INCOME BEFORE INCOME TAXES	12,992	13,121	(129)	-1.0%
Income taxes, current	9,086	9,622	(536)	-5.6%
Income taxes, deferred	(3,871)	(4,050)	179	-4.4%

Income taxes, net	5,215	5,572	(357)	-6.4%

NET INCOME	$7,777	$7,549	$228	3.0%

NM - Not meaningful.

Net income remained relatively flat increasing by $228 thousand, or 3%. Increases in earned premium and commission revenue were largely offset by weaker performance in the investment trading portfolio and increases in operating costs and expenses.

The increase in net earned premiums of $6.2 million, or 12.5%, reflects an increase in direct earned premium of $16.5 million partially offset by an increase in ceded earned premium of $10.3 million. The increase in direct earned premium is due primarily to rate increases over the past 24 months, the most recent of which were in January and February of 2012. These rate increases, along with strategic initiatives we have undertaken to manage our exposure such as the decision not to renew certain policies, have resulted in a moderate reduction in the number of policies in force even as direct written premiums have increased. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The increase in ceded earned premium of $10.3 million is also attributable to rate increases over the past 24 months and also includes $1.8 million in the 2012 period relating to an underlying property catastrophe excess of loss reinsurance contract with an unaffiliated third-party reinsurer that did not exist during the 2011 period.

Net realized losses on investments of $1.7 million recorded during the three months ended June 30, 2012 reflect loss in value of investments sold during the period. The majority of net realized losses recorded during the three months ended June 30, 2012 were in the metals and mining sector.

We hold debt and equity securities, derivatives and other investments in our trading portfolio. All unrealized gains and losses on investments in our trading portfolio are reflected in earnings. Unrealized gains and losses reflect the change in value during the period for investments held in our trading portfolio, including the reversal of unrealized gains and losses recorded when investments are sold. We recorded $5.8 million of net unrealized losses during the three months ended June 30, 2012.

The majority of the unrealized losses in the trading portfolio as of June 30, 2012 are in the metals and mining sector. Equity securities in the metals and mining sector represent approximately 54% of the fair value of investments held in the trading portfolio as of June 30, 2012.

Commission revenue is comprised principally of brokerage commission we earn from reinsurers based upon premiums earned by the reinsurers at agreed upon brokerage rates. The increase in commission revenue of $1.2 million reflects an increase in ceded earned premium and a change in terms for the reinsurance contract periods that were in effect during the three months ended June 30, 2012 as compared to the same period in 2011.

Policy fees are comprised primarily of the managing general agent’s policy fee income from insurance policies. The decrease of $330 thousand reflects a reduction in the number of policies written and renewed primarily due to the rate increases that have taken effect, which has caused some attrition.

The increase in net losses and loss adjustment expenses of $3.6 million was due primarily to an increase in direct losses incurred per exposure.

The net loss and LAE ratios, or net losses and loss adjustment expenses as a percentage of net earned premiums, were 52.9% and 52.2% during the three-month periods ended June 30, 2012 and 2011, respectively, and were comprised of the following components (in thousands):

	Three months ended June 30, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$56,533	27,096	$29,437
Premiums earned	$186,656	130,962	$55,694
Loss & LAE ratios	30.3%	20.7%	52.9%

	Three months ended June 30, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$53,360	$27,508	$25,852
Premiums earned	$170,134	$120,610	$49,524
Loss & LAE ratios	31.4%	22.8%	52.2%

The increase in net loss and LAE ratio reflects an increase in net losses and loss adjustment expenses proportionately larger than the increase in premiums earned.

The increase in general and administrative expenses of $2.8 million was due primarily to factors related to net deferred policy acquisition costs. The reduction in the amount of ceding commissions received from quota share reinsurers under the 2012-2013 Reinsurance Program effectively increased the amount of net deferred policy acquisition costs and related amortization. In addition, the company is charging certain costs directly to earnings that were previously capitalized under the superseded FASB guidance which governed how we accounted for deferred policy acquisition costs until January 1, 2012.

Income taxes decreased by $357 thousand, or 6.4% primarily as a result of a decrease in pre-tax income. The effective tax rate decreased to 40.1% for the three months ended June 30, 2012 from 42.5 % for the same period in the prior year primarily as a result of estimated penalties and interest recorded in the second quarter of 2011 from the underpayment of federal and state income taxes. We limited our payments of estimated income taxes during 2011 due to the uncertainty of potential losses during the current hurricane season and the effect of those potential losses on pre-tax earnings and our ultimate income tax liability for the year.

Results of Operations - Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table summarizes changes in each component of our Statement of Income for the six months ended June 30, 2012 compared to the same period in 2011 (in thousands):

	Six Months Ended June 30,		Change
	2012	2011	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$412,571	$386,654	$25,917	6.7%
Ceded premiums written	(265,867)	(269,689)	3,822	-1.4%

Net premiums written	146,704	116,965	29,739	25.4%
Change in net unearned premium	(42,370)	(19,437)	(22,933)	118.0%

Premiums earned, net	104,334	97,528	6,806	7.0%
Net investment income (expense)	(52)	236	(288)	NM
Net realized gains (losses) on investments	(9,154)	6,612	(15,766)	NM
Net unrealized gains (losses) on investments	3,399	(7,052)	10,451	NM
Net foreign currency gains (losses) on investments	23	71	(48)	-67.6%
Commission revenue	10,672	9,121	1,551	17.0%
Policy fees	7,973	8,575	(602)	-7.0%
Other revenue	2,980	2,914	66	2.3%

Total premiums earned and other revenues	120,175	118,005	2,170	1.8%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	55,611	52,037	3,574	6.9%
General and administrative expenses	35,343	29,771	5,572	18.7%

Total operating costs and expenses	90,954	81,808	9,146	11.2%

INCOME BEFORE INCOME TAXES	29,221	36,197	(6,976)	-19.3%
Income taxes, current	9,860	18,359	(8,499)	-46.3%
Income taxes, deferred	1,711	(3,609)	5,320	NM

Income taxes, net	11,571	14,750	(3,179)	-21.6%

NET INCOME	$17,650	$21,447	$(3,797)	-17.7%

NM - Not meaningful.

Net income decreased by $3.8 million, or 17.7%, primarily as a result of weaker performance in the investment trading portfolio and increases in operating costs and expenses, partially offset by increases in earned premium and commission revenue.

The increase in net earned premiums of $6.8 million, or 7.0%, reflects an increase in direct earned premium of $30.7 million partially offset by an increase in ceded earned premium of $23.9 million. The increase in direct earned premium is due primarily to rate increases over the past 24 months, the most recent of which were in January and February of 2012. These rate increases, along with strategic initiatives we have undertaken to manage our exposure such as the decision not to renew certain policies, have resulted in a moderate reduction in the number of policies in force even as direct written premiums have increased. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The increase in ceded earned premium of $23.9 million is also attributable to rate increases over the past 24 months and also includes $4.4 million in the 2012 period relating to an underlying property catastrophe excess of loss reinsurance contract with an unaffiliated third-party reinsurer that did not exist during the 2011 period.

Net investment expenses for the six months ended June 30, 2012, compared to net investment income for the same period in the prior year, reflects a reduction in the amount of interest earning securities held in the investment portfolio and non-recurring charges for investment accounting services as we convert to a new investment accounting service provider.

Net realized losses on investments of $9.2 million recorded during the six months ended June 30, 2012 reflect loss in value of investments sold during the period. The majority of realized losses recorded during the six months ended June 30, 2012 were in the metals and mining sector.

We hold debt and equity securities, derivatives and other investments in our trading portfolio. All unrealized gains and losses on investments in our trading portfolio are reflected in earnings. Unrealized gains and losses reflect the change in value during the period for investments held in our trading portfolio, including the reversal of unrealized gains and losses recorded when investments are sold. We recorded $3.4 million of net unrealized gains during the six months ended June 30, 2012.

The majority of the unrealized losses in the trading portfolio as of June 30, 2012 are in the metals and mining sector. Equity securities in the metals and mining sector represent approximately 54% of the fair value of investments held in the trading portfolio as of June 30, 2012.

Commission revenue is comprised principally of brokerage commission we earn from reinsurers. The increase in commission revenue of $1.6 million is due to an increase in ceded earned premium for the reinsurance contract periods that were in effect during the six months ended June 30, 2012 as compared to the same period in 2011.

Policy fees are comprised primarily of the managing general agent’s policy fee income from insurance policies. The decrease of $602 thousand reflects a reduction in the number of policies written and renewed primarily due to the rate increases that have taken effect, which has caused some attrition.

The increase in net losses and loss adjustment expenses of $3.6 million was due primarily to an increase in direct losses incurred per exposure.

The net loss and LAE ratios, or net losses and loss adjustment expenses as a percentage of net earned premiums, were 53.3% and 53.4% during the six-month periods ended June 30, 2012 and 2011, respectively, and were comprised of the following components (in thousands):

	Six months ended June 30, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$109,140	$53,529	$55,611
Premiums earned	$365,460	$261,126	$104,334
Loss & LAE ratios	29.9%	20.5%	53.3%

	Six months ended June 30, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$106,491	$54,454	$52,037
Premiums earned	$334,721	$237,193	$97,528
Loss & LAE ratios	31.8%	23.0%	53.4%

The net loss and LAE ratio remained relatively flat reflecting a proportionate increase in both net earned premiums and net losses and loss adjustment expenses.

The increase in general and administrative expenses of $5.6 million was due primarily to factors related to net deferred policy acquisition costs. The reduction in the amount of ceding commissions received from quota share reinsurers under the 2012-2013 Reinsurance Program effectively increased the amount of net deferred policy acquisition costs and related amortization. In addition, the company is charging certain costs directly to earnings that were previously capitalized under the superseded FASB guidance which governed how we accounted for deferred policy acquisition costs until January 1, 2012.

Income taxes decreased by $3.2 million, or 21.6% primarily as a result of a decrease in pre-tax income. The effective tax rate decreased to 39.6% for the six months ended June 30, 2012 from 40.7% for the same period in the prior year primarily as a result of estimated penalties and interest recorded in the second quarter of 2011 from the underpayment of federal and state income taxes. We limited our payments of estimated income taxes during 2011 due to the uncertainty of potential losses during the current hurricane season and the effect of those potential losses on pre-tax earnings and our ultimate income tax liability for the year.

Analysis of Financial Condition - As of June 30, 2012 Compared to December 31, 2011

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months.

Our policy is to invest amounts considered to be in excess of current working capital requirements. We have a receivable of $594 thousand at June 30, 2012 for securities sold that had not yet settled compared to $9.7 million at December 31, 2011, and a payable for securities purchased that had not yet settled of $1.2 million as of June 30, 2012 compared to $1.1 million at December 31, 2011.

The following table summarizes, by type, the carrying values of investments (in thousands):

Type of Investment	As of June 30, 2012	As of December 31, 2011
Cash and cash equivalents	$356,325	$229,685
Restricted cash and cash equivalents	74,274	78,312
Debt securities	3,913	3,801
Equity securities	81,713	95,345
Non-hedging derivative asset	31	123
Non-hedging derivative (liability)	(174)	—
Other investments	344	371

Total Investments	$516,426	$407,637

Reinsurance recoverables represent amounts due from reinsurers for ceded loss and LAE. The increase in reinsurance recoverables of $29.8 million to $115.5 million reflects unsettled recoverables subsequent to the change in third party quota-share reinsurers as described in the 2012-2013 Reinsurance Program discussion.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The increase of $70.5 million to $125.7 million during the six months ended June 30, 2012 was due to the absence of reinsurance payables available for offset given the change in third party quota-share reinsurers.

Premiums receivable represent amounts due from policyholders. The increase of $10.5 million to $56.4 million during the six months ended June 30, 2012 was due to growth in, and timing of, direct written premiums.

The increase in Property and Equipment of $1.8 million to $8.9 million reflects the cost of constructing a new office building which was placed into service at the end of March 2012.

See Note 5, Insurance Operations, in our Notes to Condensed Consolidated Financial Statements for a roll-forward in the balance of our deferred policy acquisition costs.

See Note 9, Income Taxes, in our Notes to Condensed Consolidated Financial Statements for a schedule of deferred income taxes as of June 30, 2012 and December 31, 2012 which shows the components of deferred tax assets and liabilities as of both balance dates.

See Note 5, Insurance Operations, in our Notes to Condensed Consolidated Financial Statements, for a roll-forward in the balance of our unpaid losses and LAE.

Unearned premiums represent the portion of written premiums that will be earned pro rata in the future. The increase of $47.1 million to $407 million during the six months ended June 30, 2012 was due to growth in, and timing of, direct written premiums.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $6.2 million to $25.6 million reflects a trend for an increase in the volume of policies with advance payments in June, relative to December.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $186.3 million to $273.8 million during the six months ended June 30, 2012 was primarily due to unsettled payables subsequent to the change in third party quota-share reinsurers as described in the 2012-2013 Reinsurance Program discussion.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have generally been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of June 30, 2012 was $356.3 million compared to $229.7 million at December 31, 2011. See our Condensed Consolidated Statements of Cash Flows for a reconciliation of the balance of cash and cash equivalents between June 30, 2012 and December 31, 2011. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements. The source of liquidity for possible claim payments consists of the collection of net premiums, after deductions for expenses, reinsurance recoverables and short-term loans.

The balance of restricted cash and cash equivalents as of June 30, 2012 was $74.3 million. Restricted cash as of June 30, 2012 is mostly comprised of cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

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

The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by the Insurance Entities’ reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on either the Insurance Entities’ or our business, financial condition, results of operations and liquidity (see 2012-2013 Reinsurance Program above for a discussion of the 2012-2013 reinsurance program).

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2012, we had total capital of $182.7 million, comprised of stockholders’ equity of $161.7 million and total debt of $21 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 11.5% and 13%, respectively, at June 30, 2012. At December 31, 2011, we had total capital of $171.7 million, comprised of stockholders’ equity of $150 million and total debt of $21.7 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12.6% and 14.5%, respectively, at December 31, 2011.

At June 30, 2012, UPCIC was in compliance with all of the covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements.

Cash Dividends

On February 23, 2012, we declared a dividend of $0.10 per share on our outstanding common stock paid on April 6, 2012, to the shareholders of record at the close of business on March 28, 2012.

On April 23, 2012, we declared a dividend of $0.08 per share on our outstanding common stock paid on July 9, 2012, to the shareholders of record at the close of business on June 26, 2012. We expect to declare additional quarterly dividends in the same amount to shareholders of record in the third and fourth quarters of 2012. Declaration and payment of future dividends is subject to the discretion of UIH’s board of directors and will be dependent on future earnings, cash flows, financial requirements and other factors.

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

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. Our primary market risk exposures are related to our investment portfolio and include interest rates, equity prices and commodity prices. We also have exposure to foreign currency exchange rates for investments denominated in foreign currencies, and to a lesser extent, our debt obligation in the form of a surplus note. The surplus note, as previously described in “Liquidity and Capital Resources,” accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Investments held in trading are carried on the balance sheet at fair value. Our investment trading portfolio is comprised primarily of debt and equity securities and also includes non-hedging derivatives and physical positions in precious metals. See Note 5, Investments, for a schedule of investment holdings as of June 30, 2012 and December 31, 2011.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments held in trading as of the periods presented (in thousands):

	As of June 30, 2012
	Amortized Cost
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

U.S. government obligations and agencies	$135	$—	$35	$—	$—	$3,172	$3,342	$3,913
Average interest rate	4.63%	—	0.25%	—	—	1.85%	1.95%	1.93%

	As of December 31, 2011
	Amortized Cost
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

U.S. government obligations and agencies	$171	$—	$—	$—	$—	$3,157	$3,328	$3,801
Average interest rate	4.09%					1.85%	1.97%	1.97%

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

The following table provides information about the composition of equity securities, non-hedging derivatives and other investments held in the Company’s investment portfolio (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock:
Metals and mining	$23,546	28.7%	$38,816	40.5%
Energy	$8,962	10.9%	4,999	5.3%
Other	2,517	3.1%	6,945	7.2%
Exchange-traded and mutual funds:
Metals and mining	22,437	27.4%	25,997	27.1%
Agriculture	18,172	22.2%	16,878	17.6%
Energy	4,090	5.0%	—	—
Indices	1,989	2.4%	1,710	1.8%
Non-hedging derivative asset	31	0.1%	123	0.1%
Non-hedging derivative (liability)	(174)	-0.2%	—	—
Other investments	344	0.4%	371	0.4%

Total	$81,914	100.0%	$95,839	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities, non-hedging derivatives, and other investments held at June 30, 2012, and December 31, 2011, would have resulted in decreases of $16.4 million and $19.2 million, respectively, in the fair value of the equity securities, non-hedging derivatives and other investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of our business. As of June 30, 2012, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

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

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS-XBRL	Instance Document

101.SCH-XBRL	Taxonomy Extension Schema Document

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL	Definition Linkbase

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: August 8, 2012	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

Date: August 8, 2012	/s/ George R. De Heer
George R. De Heer, Chief Financial Officer (Principal Accounting Officer)