Form 10-Q
period 2012-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2012-11-09
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,871,028 shares of common stock, par value $0.01 per share, outstanding on November 2, 2012.

UNIVERSAL INSURANCE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. (the “Company”) and its Subsidiaries as of September 30, 2012 and the related condensed consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2012 and cash flows for the nine-month period ended September 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements as of September 30, 2012 and for the three and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The condensed consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2011 and statement of cash flows for the nine-month period ended September 30, 2011 of Universal Insurance Holdings, Inc. (the “Company”) and its Subsidiaries were reviewed by other accountants whose report dated November 8, 2011, stated that based on their procedures, they were not aware of any material modifications that should be made to those financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Chicago, Illinois

November 9, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	September 30, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents	$365,675	$229,685
Restricted cash and cash equivalents	95,135	78,312
Fixed maturities, at fair value	4,008	3,801
Equity securities, at fair value	48,875	95,345
Prepaid reinsurance premiums	248,899	243,095
Reinsurance recoverables	80,800	85,706
Reinsurance receivable, net	30,528	55,205
Premiums receivable, net	56,044	45,828
Receivable from securities sold	1,750	9,737
Other receivables	3,197	2,732
Property and equipment, net	8,838	7,116
Deferred policy acquisition costs, net	18,019	12,996
Income taxes recoverable	406	—
Deferred income tax asset, net	16,185	22,991
Other assets	1,553	1,477

Total assets	$979,912	$894,026

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Unpaid losses and loss adjustment expenses	$172,674	$187,215
Unearned premiums	408,714	359,842
Advance premium	18,468	19,390
Accounts payable	4,252	4,314
Bank overdraft	29,198	25,485
Payable for securities purchased	4,706	1,067
Reinsurance payable	123,934	87,497
Income taxes payable	23	12,740
Dividends payable to shareholders	3,287	—
Other liabilities and accrued expenses	28,054	24,780
Long-term debt	20,588	21,691

Total liabilities	813,898	744,021

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares - 1,000
Issued shares - 108
Outstanding shares - 108
Minimum liquidation preference, $2.66 per share
Common stock, $.01 par value	419	411
Authorized shares - 55,000
Issued shares - 41,889 and 41,100
Outstanding shares - 40,871 and 40,082
Treasury shares, at cost - 1,018	(3,101)	(3,101)
Additional paid-in capital	37,408	36,536
Retained earnings	131,287	116,158

Total stockholders’ equity	166,014	150,005

Total liabilities and stockholders’ equity	$979,912	$894,026

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$192,986	$171,370	$605,557	$558,024
Ceded premiums written	(132,776)	(123,984)	(398,643)	(393,673)

Net premiums written	60,210	47,386	206,914	164,351
Change in net unearned premium	(698)	2,248	(43,068)	(17,189)

Premiums earned, net	59,512	49,634	163,846	147,162
Net investment income (expense)	215	122	163	358
Net realized gains (losses) on investments	(3,142)	5,884	(12,296)	12,496
Net unrealized gains (losses) on investments	8,091	(15,985)	11,490	(23,037)
Net foreign currency gains (losses) on investments	—	(455)	23	(384)
Commission revenue	4,822	5,192	15,494	14,313
Policy fees	3,461	3,535	11,434	12,110
Other revenue	1,578	1,486	4,558	4,400

Total premiums earned and other revenues	74,537	49,413	194,712	167,418

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	36,301	29,343	91,912	81,380
General and administrative expenses	24,262	18,827	59,605	48,598

Total operating costs and expenses	60,563	48,170	151,517	129,978

INCOME BEFORE INCOME TAXES	13,974	1,243	43,195	37,440
Income taxes, current	624	7,331	10,484	25,690
Income taxes, deferred	5,094	(7,063)	6,805	(10,672)

Income taxes, net	5,718	268	17,289	15,018

NET INCOME AND COMPREHENSIVE INCOME	$8,256	$975	$25,906	$22,422

Basic earnings per common share	$0.21	$0.02	$0.65	$0.57

Weighted average of common shares outstanding - Basic	39,679	39,190	39,579	39,177

Fully diluted earnings per common share	$0.20	$0.02	$0.64	$0.55

Weighted average of common shares outstanding - Diluted	40,450	40,330	40,458	40,536

Cash dividends declared per common share	$0.08	$0.08	$0.26	$0.18

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net Income	$25,906	$22,422
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	224	622
Depreciation	625	379
Amortization of stock-based compensation	2,559	1,888
Net realized (gains) losses on investments	12,296	(12,496)
Net unrealized (gains) losses on investments	(11,490)	23,037
Net foreign currency (gains) losses on investments	(23)	384
Amortization of premium / accretion of discount, net	(5)	185
Deferred income taxes	6,806	(10,672)
Excess tax (benefits) shortfall from stock-based compensation	1,765	—
Other	—	(21)
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	(16,823)	(51,533)
Prepaid reinsurance premiums	(5,804)	(30,256)
Reinsurance recoverables	4,906	2,007
Reinsurance receivable, net	24,677	(12,209)
Premiums receivable, net	(10,414)	(7,578)
Accrued investment income	274	580
Other receivables	(766)	(629)
Income taxes recoverable	(406)	—
Deferred policy acquisition costs, net	(5,023)	(3,567)
Proceeds from sale of trading securities	310,943	661,809
Purchases of trading securities	(254,270)	(572,790)
Other assets	362	(1,428)
Unpaid losses and loss adjustment expenses	(14,541)	4,025
Unearned premiums	48,872	47,445
Accounts payable	(62)	519
Reinsurance payable, net	36,437	53,251
Income taxes payable	(14,482)	8,096
Other liabilities and accrued expenses	3,274	(828)
Advance premium	(922)	1,799

Net cash provided by (used in) operating activities	144,895	124,441

Cash flows from investing activities:
Proceeds from sale of property and equipment	18	63
Purchases of property and equipment	(2,365)	(1,611)

Net cash provided by (used in) investing activities	(2,347)	(1,548)

Cash flows from financing activities:
Bank overdraft	3,713	11,884
Preferred stock dividend	(264)	(15)
Common stock dividend	(7,225)	(3,939)
Issuance of common stock	207	—
Payments related to tax withholding for share-based compensation	(121)	—
Excess tax benefits (shortfall) from stock-based compensation	(1,765)	—
Repayment of debt	(1,103)	(1,103)

Net cash provided by (used in) financing activities	(6,558)	6,827

Net increase (decrease) in cash and cash equivalents	135,990	129,720
Cash and cash equivalents at beginning of period	229,685	133,645

Cash and cash equivalents at end of period	$365,675	$263,365

Supplemental cash flow disclosures
Interest	$327	$744
Income taxes	$22,453	$13,513

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH, with its wholly-owned subsidiaries (the “Company”), is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance offered in seven states as of September 30, 2012, including Florida, which comprises the vast majority of the Company’s in-force policies. See Note 5, Insurance Operations, for more information regarding the Company’s insurance operations.

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

The Financial Statements include the accounts of UIH and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Management must make estimates and assumptions that affect amounts reported in the Company’s Financial Statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

To conform to the current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. An adjustment has been made to the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 to reflect the effect of a reclassification made to the Company’s Condensed Consolidated Balance Sheet as of September 30, 2011 related to restricted cash and cash equivalents. The Company reclassified amounts out of cash and cash equivalents that were restricted in terms of their use and withdrawal and has presented those amounts of restricted cash and cash equivalents as a separate line item on the face of the Condensed Consolidated Balance Sheets.

The following line items were adjusted (in thousands):

	Nine Months Ended September 30, 2011
	As Reported	Reclassification	Adjusted
Condensed Consolidated Statements of Cash Flows:
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	$—	$(51,533)	$(51,533)
Net cash flows provided by (used in) operating activities	$175,974	$(51,533)	$124,441
Net increase in cash and cash equivalents	$181,253	$(51,533)	$129,720
Cash and cash equivalents at beginning of period	$147,585	$(13,940)	$133,645
Cash and cash equivalents at end of period	$328,838	$(65,473)	$263,365

2.	Significant Accounting Policies

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

Concentrations of credit risk with respect to cash and cash equivalents and restricted cash and cash equivalents are limited by guarantees currently provided by the financial institutions that maintain the Company’s depository or custodial accounts.

The Company maintains depository relationships with SunTrust Bank and Wells Fargo Bank N.A., and other banking institutions and invests excess cash with custodial institutions that invest primarily in money market accounts consisting of short-term U.S. Treasury securities. These accounts are held primarily by the Institutional Trust & Custody division of U.S. Bank and SunTrust Bank Escrow Services.

Restricted cash and cash equivalents are maintained in money market accounts consisting of U.S. Treasury and government agency securities.

The following table presents the amount of cash and cash equivalents as of the periods presented (in thousands):

	Cash and cash equivalents
	As of September 30, 2012				As of December 31, 2011
Institution	Cash	Money Market Funds	Total	% by institution	Cash	Money Market Funds	Total	% by institution
U. S. Bank IT&C	$—	$40,464	$40,464	11.1%	$—	$40,474	$40,474	17.6%
SunTrust Bank	1,464	4,155	5,619	1.5%	1,629	—	1,629	0.7%
SunTrust Bank Escrow Services	—	309,661	309,661	84.7%	—	182,701	182,701	79.5%
Wells Fargo Bank N.A.	2,002	3	2,005	0.5%	1,244	14	1,258	0.6%
All Other Banking Institutions	1,972	5,954	7,926	2.2%	1,739	1,884	3,623	1.6%

Total	$5,438	$360,237	$365,675	100.0%	$4,612	$225,073	$229,685	100.0%

The following table presents the amount of restricted cash and cash equivalents as of the periods presented (in thousands):

	Restricted cash and cash equivalents
	As of September 30, 2012				As of December 31, 2011
Institution	Funds held in Trust (1)	State Deposits	Total	% by institution	Funds held in Trust (1)	State Deposits	Total	% by institution
U. S. Bank IT&C	$—	$800	$800	0.9%	$—	$800	$800	1.0%
Bank of New York Mellon Trust Co. (1)	40,840	—	40,840	42.9%	30,220	—	30,220	38.6%
Florida Department of Financial Services	—	53,495	53,495	56.2%	—	47,292	47,292	60.4%

Total	$40,840	$54,295	$95,135	100.0%	$30,220	$48,092	$78,312	100.0%

(1)	Amounts held in trust include collateral contributed by UIH in connection with reinsurance contracts entered into between UPCIC and a segregated account owned and maintained by UIH.

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

The following table presents the unsecured net amounts due from the Company’s reinsurers whose aggregate balance exceeds 3% of the Company’s stockholders’ equity (in thousands):

	As of
Reinsurer	September 30, 2012	December 31, 2011
Everest Reinsurance Company	$45,236	$264,997
Florida Hurricane Catastrophe Fund	—	30,422
Odyssey Reinsurance Company	194,427	—

Total (1)	$239,663	$295,419

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverable for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses, net of offsetting reinsurance payables.

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

In September 2010, the FASB issued guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred policy acquisition costs as costs incurred by insurance entities for the successful acquisition of new and renewal contracts. Such costs result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract(s) not occurred. This guidance is effective for periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance prospectively effective January 1, 2012. Under the new guidance, the Company’s net deferred policy acquisition costs were reduced from $13.0 million to $11.4 million, a difference of 13% at December 31, 2011. The resulting $1.6 million difference was charged directly to earnings during the three months ended March 31, 2012. This charge represents a charge-off of capitalized costs existing at December 31, 2011, which would have been amortized to earnings within a twelve-month period under the old guidance.

3.	Investments

The following table presents the Company’s investment holdings by type of instrument as of the periods presented (in thousands):

	As of September 30, 2012			As of December 31, 2011
	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value
Cash and cash equivalents (1)	$365,675	$365,675	$365,675	$229,685	$229,685	$229,685
Restricted cash and cash equivalents (1)	95,135	95,135	95,135	78,312	78,312	78,312
Trading portfolio:
Debt securities:
U.S. government obligations and agencies	3,193	4,008	4,008	3,179	3,801	3,801
Equity securities:
Common stock:
Metals and mining	11,709	9,235	9,235	50,121	38,816	38,816
Energy	9,968	8,067	8,067	6,077	4,999	4,999
Other	10,359	9,989	9,989	8,044	6,945	6,945
Exchange-traded and mutual funds:
Metals and mining	6,297	6,527	6,527	28,311	25,997	25,997
Agriculture	7,046	7,015	7,015	17,781	16,878	16,878
Energy	2,880	2,935	2,935	—	—	—
Indices	5,774	5,107	5,107	2,006	1,710	1,710
Non-hedging derivative asset (2)	274	101	101	357	123	123
Other investments (3)	517	317	317	517	371	371

Total trading portfolio investments	58,017	53,301	53,301	116,393	99,640	99,640

Total investments	$518,827	$514,111	$514,111	$424,390	$407,637	$407,637

(1)	Cash and cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury or money-market accounts that invest in direct obligations of the U.S. Treasury.
(2)	Derivatives are included in Other assets in the Condensed Consolidated Balance Sheets.
(3)	Other investments represent physical metals held by the Company and are included in Other assets in the Condensed Consolidated Balance Sheets.

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 12 – Fair Value Measurements.

The following table presents net investment income (expense) comprised primarily of interest and dividends (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash and cash equivalents (1)	$243	$203	$483	$253
Debt securities	42	13	53	481
Equity securities	95	76	313	136

Total investment income	380	292	849	870
Less investment expenses	(165)	(170)	(686)	(512)

Net investment (expense) income	$215	$122	$163	$358

(1)	Includes interest earned on restricted cash and cash equivalents.

Trading Portfolio

The following table presents the effect of trading activities on the Company’s results of operations by type of instrument and by line item in the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Realized gains (losses) on investments:
Debt securities	$—	$—	$—	$(3,616)
Equity securities	(3,299)	5,669	(12,728)	16,535
Derivatives (non-hedging instruments) (1)	157	215	432	(423)

Total realized gains (losses) on trading portfolio	(3,142)	5,884	(12,296)	12,496
Unrealized gains (losses) on investments:
Debt securities	55	112	192	8,372
Equity securities	8,119	(17,504)	11,291	(32,398)
Derivatives (non-hedging instruments) (1)	(55)	1,454	62	1,036
Other	(28)	(47)	(55)	(47)

Total unrealized gains (losses) on trading portfolio	8,091	(15,985)	11,490	(23,037)

Net gains (losses) recognized on trading securities	$4,949	$(10,101)	$(806)	$(10,541)

(1)	This table represents the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.

4.	Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. The Company’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company also remains responsible for the settlement of insured losses in the event of the failure of any of its reinsurers to make payments otherwise due to the Company. The estimated insured value of the Company’s in-force policyholder coverage for windstorm exposures as of September 30, 2012 was approximately $127.6 billion.

The Company has reduced the percentage of premiums ceded by UPCIC to its quota share reinsurer to 45% under the reinsurance program which became effective June 1, 2012, from 50% under the prior year quota share contract effective June 1, 2011 through May 31, 2012. The Company’s intent is to increase its profitability over the contract term by ceding 5% less premium to its quota share reinsurer. This reduction of cession rate also decreases the amount of losses and loss adjustment expenses that may be ceded by

UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, as of September 30, 2012, that is a component of net deferred policy acquisition costs.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$192,986	$191,225	$68,286	$605,557	$556,685	$177,425
Ceded	(132,776)	(131,713)	(31,985)	(398,643)	(392,839)	(85,513)

Net	$60,210	$59,512	$36,301	$206,914	$163,846	$91,912

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$171,370	$175,858	$59,789	$558,024	$510,579	$166,280
Ceded	(123,984)	(126,224)	(30,446)	(393,673)	(363,417)	(84,900)

Net	$47,386	$49,634	$29,343	$164,351	$147,162	$81,380

The following prepaid reinsurance premiums and reinsurance recoverables and receivables are reflected in the Condensed Consolidated Balance Sheets (in thousands):

	As of September 30, 2012	As of December 31, 2011
Prepaid reinsurance premiums	$248,899	$243,095

Reinsurance recoverable on unpaid losses and LAE	$74,160	$88,002
Reinsurance recoverable on paid losses	6,640	(2,296)
Reinsurance receivables, net	30,528	55,205

Reinsurance recoverables and receivables	$111,328	$140,911

5.	Insurance Operations

The Company’s primary product is homeowners insurance currently offered by APPCIC in one state (Florida) and by UPCIC in seven states, including Florida.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	September 30, 2012	December 31, 2011
Percentage of Policies-In-Force:
In Florida	96%	98%
With wind coverage	98%	98%
With wind coverage in South Florida (1)	29%	32%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
DPAC, beginning of period (1)	$56,922	$59,129	$50,200	$50,128
Capitalized costs	26,849	30,759	82,529	87,551
Amortization of DPAC	(26,606)	(30,332)	(75,564)	(78,123)

DPAC, end of period	$57,165	$59,556	$57,165	$59,556

DRCC, beginning of period (1)	$39,178	$47,103	$38,845	$40,682
Ceding commissions written	21,082	21,220	65,857	69,109
Earned ceding commissions	(21,114)	(21,780)	(65,556)	(63,248)

DRCC, end of period	$39,146	$46,543	$39,146	$46,543

DPAC (DRCC), net, beginning of period (1)	$17,744	$12,026	$11,355	$9,446
Capitalized costs, net	5,767	9,539	16,672	18,442
Amortization of DPAC (DRCC), net	(5,492)	(8,552)	(10,008)	(14,875)

DPAC (DRCC), net, end of period	$18,019	$13,013	$18,019	$13,013

(1)	The beginning balances for the nine months ended September 30, 2012 have been adjusted in connection with the adoption of the FASB’s updated guidance related to deferred acquisition costs as discussed below.

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

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$164,625	$155,375	$187,215	$158,929
Less reinsurance recoverable	73,169	76,307	88,002	79,114

Net balance at beginning of period	91,456	79,068	99,213	79,815

Incurred related to:
Current year	27,409	24,975	83,120	76,897
Prior years	8,891	4,368	8,791	4,483

Total incurred	36,300	29,343	91,911	81,380

Paid related to:
Current year	18,808	15,244	34,143	30,119
Prior years	10,434	9,587	58,467	47,496

Total paid	29,242	24,831	92,610	77,615

Net balance at end of period	98,514	83,580	98,514	83,580
Plus reinsurance recoverables	74,160	79,374	74,160	79,374

Balance at end of period	$172,674	$162,954	$172,674	$162,954

Regulatory Requirements

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”). UPCIC is also subject to the laws of other states in which it operates. The OIR standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. Except in the case of extraordinary dividends, these standards generally permit the Insurance Entities to pay dividends from statutory unassigned surplus to the parent company. The dividends are limited based on the Insurance Entities’ level of statutory net income and statutory capital and surplus. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

Based on the 2011 statutory net income and statutory capital and surplus levels, UPCIC and APPCIC do not have the capacity to pay ordinary dividends during 2012. For the nine months ended September 30, 2012, no dividends were paid from UPCIC or APPCIC to the parent company. Dividends paid to the shareholders of UIH are paid from the surplus of UIH and not that of the Insurance Entities.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of statutory capital and surplus, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the periods presented (in thousands):

	As of September 30, 2012	As of December 31, 2011
Ten percent of total liabilities
UPCIC	$45,312	$37,063
APPCIC	$688	$97
Statutory capital and surplus
UPCIC	$125,676	$122,956
APPCIC	$9,053	$9,378

At such dates, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements as well.

The Company is required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the periods presented (in thousands):

	As of September 30, 2012	As of December 31, 2011
Restricted cash and cash equivalents	$54,295	$48,092
Investments	$4,008	$3,801

6.	Share-Based Compensation

The following table presents certain information related to stock options and non-vested shares (“restricted stock”) (in thousands, except per share data):

	Three Months Ended September 30, 2012
	Stock Options				Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2012	6,485	$4.87			502	$5.66
Granted	500	3.51			650	3.37
Forfeited	(30)	4.70			—	—
Exercised (1)	(50)	2.31			n/a	n/a
Vested	n/a	n/a			—	—
Expired	(1,575)	6.50			n/a	n/a

Outstanding as of September 30, 2012 (2)	5,330	$4.29	$1,017	3.2	1,152	$4.37

Exercisable as of September 30, 2012	4,417	$4.34	$847	2.5

	Nine Months Ended September 30, 2012
	Stock Options				Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	6,720	$4.78			801	$5.67
Granted	500	3.51			650	3.37
Forfeited	(30)	4.70			—	—
Exercised (1)	(285)	2.35			n/a	n/a
Vested	n/a	n/a			(299)	5.69
Expired	(1,575)	6.50			n/a	n/a

Outstanding as of September 30, 2012 (2)	5,330	$4.29	$1,017	3.2	1,152	$4.37

Exercisable as of September 30, 2012	4,417	$4.34	$847	2.5

(1)	Unless otherwise specified, such as in the case of the exercise of stock options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE MKT LLC. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(2)	All shares outstanding as of September 30, 2012 are expected to vest.

n/a - Not applicable

The following table presents certain information regarding the Company’s stock-based compensation for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense:
Stock options	$246	$501	$892	$957
Restricted stock	621	468	1,667	931

Total	$867	$969	$2,559	$1,888

Deferred tax benefits:
Stock options	$95	$193	$344	$369
Restricted stock	88	—	$380	—

Total	$183	$193	$724	$369

Realized tax benefits:
Stock options	$27	$—	$168	$—
Restricted stock	—	—	291	—

Total	$27	$—	$459	$—

Excess tax benefits(shortfall):
Stock options	$(1,693)	$—	$(1,623)	$—
Restricted stock	—	—	(142)	—

Total	$(1,693)	$—	$(1,765)	$—

Weighted average fair value per share:
Stock option grants	$0.87	$—	$0.87	$1.67
Restricted stock grants	$3.37	$—	$3.37	$5.61
Intrinsic value of options exercised	$70	$—	$437	$—
Fair value of restricted stock vested	$—	$—	$1,164	$540
Cash received for strike price and tax withholdings	$134	$—	$652	$—
Shares acquired through cashless exercise (1)	—	—	147	—
Value of shares acquired	$—	$—	$583	$—

(1)	All shares acquired represent shares tendered to cover the exercise price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

The following table presents the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both stock options and restricted stock (dollars in thousands):

	As of September 30, 2012
	Stock Options	Restricted Stock
Unrecognized expense	$1,120	$3,711
Weighted average remaining years	1.18	1.71

7.	Stockholders’ Equity

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

On September 10, 2012, the Company declared a dividend of $0.08 per share on our outstanding common stock paid on October 9, 2012, to the shareholders of record at the close of business on September 26, 2012.

8.	Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida, performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Senior Vice President and Chief Operating Officer of the Company.

The following table presents payments made by the Company to Downes and Associates for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Claims adjusting fees	$131	$91	$391	$621

There were no amounts due to Downes and Associates as of September 30, 2012 and December 31, 2011.

9.	Income Taxes

Deferred income taxes represent the temporary differences between the GAAP and tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows for the periods presented (in thousands):

	As of September 30,	As of December 31,
	2012	2011
Deferred income tax assets:
Unearned premiums	$12,330	$9,007
Advanced premiums	1,392	1,451
Unpaid losses and LAE	3,249	3,139
Stock-based compensation	2,845	4,341
Accrued wages	909	958
Allowance for uncollectible receivables	193	276
Additional tax basis of securities	225	2,407
Unrealized losses on investments	1,993	6,425

Total deferred income tax assets	23,136	28,004

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(6,951)	(5,013)

Total deferred income tax liabilities	(6,951)	(5,013)

Net deferred income tax asset	$16,185	$22,991

A valuation allowance is deemed unnecessary as of September 30, 2012 and December 31, 2011, because management believes it is probable that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Tax years that remain open for purposes of examination of the Company’s income tax liability by taxing authorities include the years ended December 31, 2011, 2010 and 2009. The Company’s 2009 consolidated federal income tax return is currently under examination by the Internal Revenue Service.

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.5%	1.3%	0.3%	0.1%
Disallowed compensation	3.5%	25.4%	1.5%	2.0%
True-up to prior year tax returns	-1.7%	-43.2%	-0.4%	-1.3%
State income tax, net of federal tax benefit (1)	3.6%	3.6%	3.6%	3.6%
Other, net	—	-0.5%	—	0.6%

Effective tax rate	40.9%	21.6%	40.0%	40.0%

(1)	Included in income tax is State of Florida income tax at a statutory tax rate of 5.5%.

10.	Earnings Per Share

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for EPS:
Net income	$8,256	$975	$25,906	$22,422
Less: Preferred stock dividends	(23)	(5)	(282)	(15)

Income available to common stockholders	$8,233	$970	$25,624	$22,407

Denominator for EPS:
Weighted average common shares outstanding	39,679	39,190	39,579	39,177
Plus: Assumed conversion of stock-based compensation (1)	282	651	390	870
Assumed conversion of preferred stock	489	489	489	489

Weighted average diluted common shares outstanding	40,450	40,330	40,458	40,536
Basic earnings per common share	$0.21	$0.02	$0.65	$0.57
Diluted earnings per common share	$0.20	$0.02	$0.64	$0.55

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

11.	Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain employees which are in effect as of September 30, 2012. The agreements provide for minimum salaries, which may be subject to annual percentage increases, and non-equity incentive compensation for certain executives based on pre-tax income or net income levels attained by the Company. The agreements also provide for payments contingent upon the occurrence of certain events.

The following table presents the amount of commitments and estimated contingent payments the Company is obligated to pay in the form of salaries and non-equity incentive compensation under the agreements with named executive officers (in thousands):

	As of September 30, 2012
	Salaries	Non-equity incentive compensation	Equity compensation
Commitments	$6,620	$4,234	—
Contingent payments upon certain events:
Termination	$4,588	$2,823	—
Change in control	$14,214	$5,016	$529
Death	$3,811	$2,861	—
Disability	$2,365	$1,783	—

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

Loss Contingencies

In late August 2012, the Company decided to forego efforts to collect $5.4 million the Company believed was owed by a reinsurer. This decision was based upon management’s belief that the tangible and intangible costs associated with the effort to collect would exceed the $5.4 million that the Company believed was recoverable from the predecessor quota-share reinsurer. Management considered several factors in making this decision, including the legal and internal costs associated with the collection effort, the potential disruption of business and diversion of internal resources during hurricane season, management’s desire to maintain good business relationships with the predecessor quota-share reinsurer and the successor quota-share reinsurer, as the Company currently conducts business with both parties. The write-off of the associated reinsurance receivable of $5.4 million is reflected as an increase in ceded written and ceded earned premiums in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012. The after-tax effect of the write-off of the reinsurance receivable was $0.08 per diluted share for both the three and nine months ended September 30, 2012.

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

Level 2

Common Stock: Comprise exchange-listed U.S. and international equity securities that are either not actively traded or have been delisted. The Company uses prices and inputs closest to the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for these instruments.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of the periods presented (in thousands):

	Fair Value Measurements As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$365,675	$—	$—	$365,675
Restricted cash and cash equivalents	95,135	—	—	95,135
Trading portfolio:
Debt securities:
U.S. government obligations and agencies	—	4,008	—	4,008
Equity securities:
Common stock:
Metals and mining	9,197	38	—	9,235
Energy	8,067	—	—	8,067
Other	9,989	—	—	9,989
Exchange-traded and mutual funds:
Metals and mining	6,527	—	—	6,527
Agriculture	7,015	—	—	7,015
Energy	2,935	—	—	2,935
Indices	5,107	—	—	5,107
Non-hedging derivative asset	—	101	—	101
Other investments	317	—	—	317

Total trading portfolio investments	49,154	4,147	—	53,301

Total investments	$509,964	$4,147	$—	$514,111

	Fair Value Measurements As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$229,685	$—	$—	$229,685
Restricted cash and cash equivalents	78,312	—	—	78,312
Trading portfolio:
Debt securities:
U.S. government obligations and agencies	174	3,627	—	3,801
Equity securities:
Common stock:
Metals and mining	38,816	—	—	38,816
Energy	4,999	—	—	4,999
Other	6,927	18	—	6,945
Exchange-traded and mutual funds:
Metals and mining	25,997	—	—	25,997
Agriculture	16,878	—	—	16,878
Indices	1,710	—	—	1,710
Non-hedging derivative asset	—	123	—	123
Other investments	371	—	—	371

Total trading portfolio investments	95,872	3,768	—	99,640

Total investments	$403,869	$3,768	$—	$407,637

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

The Company’s policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets and liabilities are transferred out of Level 1 when exchange-listed U.S. and international equity securities are either not actively traded or have been delisted.

The Company transferred equity securities from Level 1 to Level 2 with a fair value of $38 thousand as of September 30, 2012. Transfers from Level 1 to Level 2 were made because of the absence of quoted prices in active markets as of the end of the reporting period.

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands):

	As of September 30, 2012
	Carrying value	(Level 3) Estimated Fair Value
Liabilities:
Long-term debt	$20,588	$18,423

	As of December 31, 2011
	Carrying value	(Level 3) Estimated Fair Value
Liabilities:
Long-term debt	$21,691	$18,775

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

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined that, other than what is described below, there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of September 30, 2012.

Late October 2012, Tropical Storm/Hurricane Sandy affected the vast majority of the eastern coastal states of the United States, including several states in which the Insurance Entities write policies. At October 28, 2012, the Insurance Entities had policies-in-force with wind coverage as follows: 541,224 in Florida, 15,391 in North Carolina, 3,395 in South Carolina, 1,060 in Georgia, 96 in Massachusetts, and 8 in Maryland. The Company has not yet determined the extent of insured losses under its Insurance Entities’ policies due to the storm. Florida, the state in which the insurance Entities have most of the wind policies, was not severely affected.

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

Overview

Universal Insurance Holdings, Inc. (“UIH”), with its wholly-owned subsidiaries, is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners insurance currently offered in seven states. Total policies-in-force as of September 30, 2012 and December 31, 2011 were 574 and 593 thousand, respectively. Of the total policy count as of September 30, 2012, the Insurance Entities had approximately 553 thousand polices totaling approximately $756.6 million of in-force premiums in Florida and 21 thousand policies totaling approximately $20.4 million of in-force premiums in North Carolina, South Carolina, Hawaii, Georgia, Massachusetts and Maryland, combined.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	September 30, 2012	December 31, 2011
Percentage of Policies-In-Force:
In Florida	96%	98%
With wind coverage	98%	98%
With wind coverage in South Florida (1)	29%	32%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

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

UPCIC made a forms filing immediately after the rate filing to segregate sinkhole coverage and to include updated policy language as a result of the property insurance bill which became law in May 2011 (Senate Bill 408). The OIR approved the forms filing with effective dates of April 1, 2012 for new business and May 21, 2012 for renewals. With the approval of this forms filing, sinkhole coverage will be excluded from certain base homeowners policies but the coverage will be offered via endorsement for an additional surcharge, and a mandatory 10% deductible, to those policyholders that meet the proposed eligibility standards. Revised inspection and eligibility requirements will not be imposed upon existing policyholders who elect to continue sinkhole coverage at their policy renewal. Form changes for sinkhole coverage on dwelling fire policies, which are similar in nature to those filed for homeowners policies, were approved by the OIR with effective dates of May 1, 2012 for new business and June 8, 2012 for renewal business. Coverage for catastrophic ground cover collapse will remain a covered peril under all standard policy forms.

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

On September 10, 2012, we declared a dividend of $0.08 per share on our outstanding common stock paid on October 9, 2012, to the shareholders of record at the close of business on September 26, 2012. We expect to declare an additional quarterly dividend in the same amount to shareholders of record in the fourth quarter of 2012. Declaration and payment of future dividends is subject to the discretion of UIH’s Board of Directors and will be dependent on future earnings, cash flows, financial requirements and other factors.

On September 18, 2012, we announced that UPCIC received approval from the Maryland Insurance Administration for homeowners policies rates and forms.

On October 11, 2012, Demotech, Inc. affirmed UPCIC’s Financial Stability Rating® of A. A Financial Stability Rating® of A is the third highest of six possible rating levels. According to Demotech, Inc., the affirmation represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The rating of UPCIC is subject to at least annual review by, and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc.

On October 16, 2012, we announced that UPCIC had written its first homeowners insurance policy in Maryland. The expansion marks the seventh state where UPCIC writes homeowners insurance.

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

The Insurance Entities are responsible for insured losses related to catastrophic events in excess of coverage provided by their reinsurance programs. The Insurance Entities also remain responsible for insured losses in the event of the failure of any reinsurer to make payments otherwise due to the Insurance Entities. The Insurance Entities’ inability to satisfy valid insurance claims resulting from catastrophic events could have a material adverse effect on our results of operations, financial condition and liquidity.

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

Effective June 1, 2012 through May 31, 2013, under an excess catastrophe contract specifically covering risks located in Georgia, North Carolina and South Carolina, UPCIC obtained catastrophe coverage of 55% of $20 million in excess of $30 million and 55% of $25 million in excess of $50 million covering certain loss occurrences including hurricanes. Both layers of coverage have a second full limit available to UPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable. The cost of UPCIC’s excess catastrophe contracts specifically covering risks in Georgia, North Carolina and South Carolina is $2.565 million.

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”). The approximate coverage is estimated to be for 90% of $1.112 billion in excess of $434.6 million.

The total cost of UPCIC’s multiple line excess and property per risk reinsurance program, effective June 1, 2012 through May 31, 2013, is $4.35 million, of which UPCIC’s cost is $2.618 million, and the quota share reinsurer’s cost is the remaining $1.733 million. The total cost of UPCIC’s underlying excess catastrophe contract is $72.981 million. The total cost of UPCIC’s private catastrophe reinsurance program, effective June 1, 2012 through May 31, 2013, is $135.978 million, of which UPCIC’s cost is 55%, or $74.788 million, and the quota share reinsurer’s cost is the remaining 45%. In addition, UPCIC purchases reinstatement premium protection as described above, the cost of which is $24.042 million. The total cost of the subsequent catastrophe event excess of loss reinsurance is $26.306 million, of which UPCIC’s cost is $16.418 million, and the quota share reinsurer’s cost is the remaining $9.889 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2012 hurricane season is $77.369 million of which UPCIC’s cost is 55%, or $42.553 million, and the quota share reinsurer’s cost is the remaining 45%.

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

APPCIC REINSURANCE PROGRAM

Effective June 1, 2012 through May 31, 2013, under an excess catastrophe contract, APPCIC obtained catastrophe coverage of $5 million in excess of $1 million covering certain loss occurrences including hurricanes. The coverage of $5 million in excess of $1 million has a second full limit available to APPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable. The total cost of APPCIC’s private catastrophe reinsurance program effective June 1, 2012 through May 31, 2013 is $1.503 million.

APPCIC also obtained coverage from the FHCF. The approximate coverage is estimated to be for 90% of $12.8 million in excess of $5.0 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2012 hurricane season is $888 thousand.

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

The Insurance Entities fully experience the effect of rate or discount changes more than 12 months after implementation because insurance policies renew throughout the year. Although the Insurance Entities may seek to offset the impact of wind mitigation credits through subsequent rate increase filings with the OIR, there is no assurance that the OIR and the Insurance Entities will agree on the amount of rate change that is needed. In addition, any adjustments to the Insurance Entities’ rates similarly take more than 12 months to be fully integrated into its business.

The following table reflects the effect of wind mitigation credits received by UPCIC’s policy holders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$324,679	$702,905	31.6%
3/31/2012	57.9%	$321,016	$716,117	31.0%
6/30/2012	58.0%	$319,639	$722,917	30.7%
9/30/2012	58.2%	$329,871	$740,265	30.8%

The following table reflects the effect of wind mitigation credits received by APPCIC’s policy holders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of APPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
12/31/2011	96.0%	$636	$554	53.4%
3/31/2012	89.4%	$2,270	$2,047	52.6%
6/30/2012	90.5%	$6,167	$5,139	54.5%
9/30/2012	94.0%	$12,419	$8,827	58.5%

The following table reflects the combined effect of wind mitigation credits received by our Insurance Entities’ policy holders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of Insurance Entities’ policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$325,315	$703,459	31.6%
3/31/2012	57.9%	$323,286	$718,164	31.0%
6/30/2012	58.0%	$325,806	$728,056	30.9%
9/30/2012	58.3%	$342,290	$749,092	31.4%

Results of Operations - Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

The following table summarizes changes in each component of our Statement of Income for the three months ended September 30, 2012, compared to the same period in 2011 (in thousands):

	Three Months Ended September 30,		Change
	2012	2011	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$192,986	$171,370	$21,616	12.6%
Ceded premiums written	(132,776)	(123,984)	(8,792)	7.1%

Net premiums written	60,210	47,386	12,824	27.1%
Change in net unearned premium	(698)	2,248	(2,946)	NM

Premiums earned, net	59,512	49,634	9,878	19.9%
Net investment income (expense)	215	122	93	76.2%
Net realized gains (losses) on investments	(3,142)	5,884	(9,026)	NM
Net unrealized gains (losses) on investments	8,091	(15,985)	24,076	NM
Net foreign currency losses on investments	—	(455)	455	NM
Commission revenue	4,822	5,192	(370)	-7.1%
Policy fees	3,461	3,535	(74)	-2.1%
Other revenue	1,578	1,486	92	6.2%

Total premiums earned and other revenues	74,537	49,413	25,124	50.8%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	36,301	29,343	6,958	23.7%
General and administrative expenses	24,262	18,827	5,435	28.9%

Total operating costs and expenses	60,563	48,170	12,393	25.7%

INCOME BEFORE INCOME TAXES	13,974	1,243	12,731	1024.2%
Income taxes, current	624	7,331	(6,707)	-91.5%
Income taxes, deferred	5,094	(7,063)	12,157	NM

Income taxes, net	5,718	268	5,450	2033.6%

NET INCOME	$8,256	$975	$7,281	746.8%

NM - Not meaningful.

Net income increased by $7.3 million reflecting an increase in net earned premiums and improved performance in the investment trading portfolio. These increases in revenue were partially offset by increases in net losses and loss adjustment expenses and general and administrative expenses.

The increase in net earned premiums of $9.9 million, or 19.9%, reflects an increase in direct earned premiums of $15.4 million partially offset by an increase in ceded earned premiums of $5.5 million. The increase in direct earned premiums is due primarily to rate increases over the past 24 months, the most recent of which were in January and February of 2012. These rate increases, along with strategic initiatives we have undertaken to manage our exposure such as the decision not to renew certain policies we believe have inadequate premiums relative to projected risks and expenses, have resulted in a moderate reduction in the number of policies in force even as direct written premiums have increased. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The increase in ceded earned premiums of $5.5 million is attributable to an increase in quota-share ceded premiums in proportion to the growth in direct written premiums and an increase in ceded earned premiums of $5.4 million related to the settlement of a dispute with our predecessor quota-share reinsurer as further described in Note 11 – Commitments and Contingencies to our Condensed Consolidated Financial Statements. The after-tax effect of the settlement with our predecessor quota share reinsurer was $0.08 per diluted share. These increases were partially offset by a reduction in the quota-share cession rate from 50% for the 2011-2012 reinsurance program to 45% for the 2012-2013 reinsurance program.

Net realized losses on investments of $3.1 million recorded during the three months ended September 30, 2012 reflect loss in value of investments sold during the period. The majority of net realized losses recorded during the three months ended September 30, 2012 were in the metals and mining sector.

We hold debt and equity securities, derivatives and other investments in our trading portfolio. All unrealized gains and losses on investments in our trading portfolio are reflected in earnings. Unrealized gains and losses reflect the change in value during the period for investments held in our trading portfolio, including the reversal of unrealized gains and losses recorded when investments are sold. We recorded $8.1 million net unrealized gains during the three months ended September 30, 2012. The majority of the unrealized losses in the trading portfolio as of September 30, 2012 are in the metals and mining sector. Equity securities in the metals and mining sector represent approximately 30% of the fair value of investments held in the trading portfolio as of September 30, 2012.

The increase in net losses and loss adjustment expenses of $7.0 million was due primarily to losses incurred on prior loss years as well as $2.2 million of pre-tax losses related to Tropical Storm/Hurricane Isaac.

The net loss and LAE ratios, or net losses and loss adjustment expenses as a percentage of net earned premiums, were 61.0% and 59.1% during the three-month periods ended September 30, 2012 and 2011, respectively, and were comprised of the following components (in thousands):

	Three months ended September 30, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$68,286	31,985	$36,301
Premiums earned	$191,225	131,713	$59,512
Loss & LAE ratios	35.7%	24.3%	61.0%

	Three months ended September 30, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$59,789	$30,446	$29,343
Premiums earned	$175,858	$126,224	$49,634
Loss & LAE ratios	34.0%	24.1%	59.1%

The increase in net loss and LAE ratio reflects the $5.4 million increase in ceded earned premiums related to the settlement of the dispute with our predecessor quota-share reinsurer as described above, and losses incurred on prior loss years as well as losses related to Tropical Storm/Hurricane Isaac.

The increase in general and administrative expenses of $5.4 million was due primarily to factors related to net deferred policy acquisition costs. The reduction in the amount of ceding commissions received from the quota share reinsurer under the 2012-2013 reinsurance program effectively increased the amount of net deferred policy acquisition costs and related amortization. In addition, the Company is charging certain costs directly to earnings that were previously capitalized under the superseded FASB guidance which governed how we accounted for deferred policy acquisition costs until January 1, 2012. There were also increases in salaries, bonuses, and insurance, offset partially by a decrease in insurance department fees.

Income taxes increased by $5.5 million, or 2034.0% primarily as a result of an increase in pre-tax income. The effective tax rate increased to 40.9% for the three months ended September 30, 2012 from 21.6 % for the same period in the prior year primarily as a result of the relative impact of discrete items on the level of taxable income during the three months ended September 30, 2011.

Results of Operations - Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes changes in each component of our Statement of Income for the nine months ended September 30, 2012 compared to the same period in 2011 (in thousands):

	Nine Months Ended September 30,		Change
	2012	2011	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$605,557	$558,024	$47,533	8.5%
Ceded premiums written	(398,643)	(393,673)	(4,970)	1.3%

Net premiums written	206,914	164,351	42,563	25.9%
Change in net unearned premium	(43,068)	(17,189)	(25,879)	150.6%

Premiums earned, net	163,846	147,162	16,684	11.3%
Net investment income (expense)	163	358	(195)	-54.5%
Net realized gains (losses) on investments	(12,296)	12,496	(24,792)	NM
Net unrealized gains (losses) on investments	11,490	(23,037)	34,527	NM
Net foreign currency gains (losses) on investments	23	(384)	407	NM
Commission revenue	15,494	14,313	1,181	8.3%
Policy fees	11,434	12,110	(676)	-5.6%
Other revenue	4,558	4,400	158	3.6%

Total premiums earned and other revenues	194,712	167,418	27,294	16.3%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	91,912	81,380	10,532	12.9%
General and administrative expenses	59,605	48,598	11,007	22.6%

Total operating costs and expenses	151,517	129,978	21,539	16.6%

INCOME BEFORE INCOME TAXES	43,195	37,440	5,755	15.4%
Income taxes, current	10,484	25,690	(15,206)	-59.2%
Income taxes, deferred	6,805	(10,672)	17,477	NM

Income taxes, net	17,289	15,018	2,271	15.1%

NET INCOME	$25,906	$22,422	$3,484	15.5%

Net income increased by $3.5 million, or 15.5%, primarily as a result of an increase in net earned premiums and improved performance in the investment trading portfolio, partially offset by increases in losses and loss adjustment expenses and general and administrative expenses. There was also an increase in commission revenue.

The increase in net earned premiums of $16.7 million, or 11.3%, reflects an increase in direct earned premiums of $46.1 million partially offset by an increase in ceded earned premiums of $29.4 million. The increase in direct earned premium is due primarily to rate increases over the past 24 months, the most recent of which were in January and February of 2012. These rate increases, along with strategic initiatives we have undertaken to manage our exposure such as the decision not to renew certain policies we believe have inadequate premiums relative to projected risks and expenses, have resulted in a moderate reduction in the number of policies in force even as direct written premiums have increased. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The increase in ceded earned premiums of $29.4 million is attributable to an increase in quota-share ceded premiums in proportion to the growth in direct written premiums, a $5.4 million increase related to the settlement of a dispute with our predecessor quota-share reinsurer as described above, and $4.4 million in the 2012 period relating to an underlying property catastrophe excess of loss reinsurance contract with an unaffiliated third-party reinsurer that did not exist during the 2011 period. The after-tax effect of the settlement with our predecessor quota share reinsurer was $0.08 per diluted share. These increases were partially offset by a reduction in the quota-share cession rate from 50% for the 2011-2012 reinsurance program to 45% for the 2012-2013 reinsurance program.

The reduction in net investment income for the nine months ended September 30, 2012, compared to the same period in the prior year, reflects a reduction in the amount of interest earning securities held in the investment portfolio and non-recurring charges for investment accounting services as we converted to a new investment accounting service provider.

Net realized losses on investments of $12.3 million recorded during the nine months ended September 30, 2012 reflect loss in value of investments sold during the period. The majority of realized losses recorded during the nine months ended September 30, 2012 were in the metals and mining sector.

We hold debt and equity securities, derivatives and other investments in our trading portfolio. All unrealized gains and losses on investments in our trading portfolio are reflected in earnings. Unrealized gains and losses reflect the change in value during the period for investments held in our trading portfolio, including the reversal of unrealized gains and losses recorded when investments are sold. We recorded net unrealized gains of $11.5 million during the nine months ended September 30, 2012. The majority of the unrealized gains in the trading portfolio as of September 30, 2012 are in the metals and mining sector. Equity securities in the metals and mining sector represent approximately 30% of the fair value of investments held in the trading portfolio as of September 30, 2012.

Commission revenue is comprised principally of brokerage commission we earn from reinsurers. The increase in commission revenue of $1.2 million is due to an increase in ceded earned premium for the reinsurance contract periods that were in effect during the nine months ended September 30, 2012 as compared to the same period in 2011.

Policy fees are comprised primarily of the managing general agent’s policy fee income from insurance policies. The decrease of $676 thousand reflects a reduction in the number of policies written and renewed primarily due to the rate increases that have taken effect, which has caused some attrition.

The increase in net losses and loss adjustment expenses of $10.5 million was due primarily to losses incurred on prior loss years as well as $2.2 million of pre-tax losses related to Tropical Storm/Hurricane Isaac.

The net loss and LAE ratios, or net losses and loss adjustment expenses as a percentage of net earned premiums, were 56.1% and 55.3% during the nine-month periods ended September 30, 2012 and 2011, respectively, and were comprised of the following components (in thousands):

	Nine months ended September 30, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$177,425	$85,513	$91,912
Premiums earned	$556,685	$392,839	$163,846
Loss & LAE ratios	31.9%	21.8%	56.1%

	Nine months ended September 30, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$166,280	$84,900	$81,380
Premiums earned	$510,579	$363,417	$147,162
Loss & LAE ratios	32.6%	23.4%	55.3%

The net loss and LAE ratio increased primarily due to the increase in ceded earned premiums of $5.4 million related to the settlement of the dispute with our predecessor quota-share reinsurer as described above, and losses incurred on prior loss years as well as losses related to Tropical Storm/Hurricane Isaac.

The increase in general and administrative expenses of $11.0 million was due primarily to factors related to net deferred policy acquisition costs. The reduction in the amount of ceding commissions received from the quota share reinsurer under the 2012-2013 reinsurance program effectively increased the amount of net deferred policy acquisition costs and related amortization. In addition, the Company is charging certain costs directly to earnings that were previously capitalized under the superseded FASB guidance which governed how we accounted for deferred policy acquisition costs until January 1, 2012. There were also increases in salaries, bonuses, and insurance, offset partially by a decrease in insurance department fees.

Income taxes increased by $2.3 million, or 15.1% primarily as a result of an increase in pre-tax income. The effective tax rate decreased to 40.0% for the nine months ended September 30, 2012 from 40.1% for the same period in the prior year.

Analysis of Financial Condition - As of September 30, 2012 Compared to December 31, 2011

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months.

Our policy is to invest amounts considered to be in excess of current working capital requirements. We have a receivable of $1.8 million at September 30, 2012 for securities sold that had not yet settled compared to $9.7 million at December 31, 2011, and a payable for securities purchased that had not yet settled of $4.7 million as of September 30, 2012 compared to $1.1 million at December 31, 2011.

The following table summarizes, by type, the carrying values of investments (in thousands):

Type of Investment	As of September 30, 2012	As of December 31, 2011
Cash and cash equivalents	$365,675	$229,685
Restricted cash and cash equivalents	95,135	78,312
Debt securities	4,008	3,801
Equity securities	48,875	95,345
Non-hedging derivative asset	101	123
Other investments	317	371

Total Investments	$514,111	$407,637

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The decrease of $24.7 million to $30.5 million during the nine months ended September 30, 2012 was due primarily to the timing of settlement with our quota-share reinsurer.

Premiums receivable represent amounts due from policyholders. The increase of $10.2 million to $56.0 million during the nine months ended September 30, 2012 was due to growth in, and timing of, direct written premiums.

The increase in Property and Equipment of $1.7 million to $8.8 million reflects the cost of constructing a new office building which was placed into service at the end of March 2012.

See Note 5, Insurance Operations, in our Notes to Condensed Consolidated Financial Statements for a roll-forward in the balance of our deferred policy acquisition costs.

See Note 9, Income Taxes, in our Notes to Condensed Consolidated Financial Statements for a schedule of deferred income taxes as of September 30, 2012 and December 31, 2012 which shows the components of deferred tax assets and liabilities as of both balance dates.

See Note 5, Insurance Operations, in our Notes to Condensed Consolidated Financial Statements, for a roll-forward in the balance of our unpaid losses and LAE.

Unearned premiums represent the portion of written premiums that will be earned pro rata in the future. The increase of $48.9 million to $408.7 million during the nine months ended September 30, 2012 was due to growth in, and timing of, direct written premiums.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $36.4 million to $123.9 million during the nine months ended September 30, 2012 was primarily due to the timing of settlement with our reinsurers.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have generally been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of September 30, 2012 was $365.7 million compared to $229.7 million at December 31, 2011. See our Condensed Consolidated Statements of Cash Flows for a reconciliation of the balance of cash and cash equivalents between September 30, 2012 and December 31, 2011. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements. The source of liquidity for possible claim payments consists of the collection of net premiums, after deductions for expenses, reinsurance recoverables and short-term loans.

The balance of restricted cash and cash equivalents as of September 30, 2012 was $95.1 million. Restricted cash as of September 30, 2012 is mostly comprised of cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2012, we had total capital of $186.6 million, comprised of stockholders’ equity of $166.0 million and total debt of $20.6 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 11.0% and 12.41%, respectively, at September 30, 2012. At December 31, 2011, we had total capital of $171.7 million, comprised of stockholders’ equity of $150 million and total debt of $21.7 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12.6% and 14.5%, respectively, at December 31, 2011.

At September 30, 2012, UPCIC was in compliance with all of the covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements.

Cash Dividends

On February 23, 2012, we declared a dividend of $0.10 per share on our outstanding common stock paid on April 6, 2012, to the shareholders of record at the close of business on March 28, 2012.

On April 23, 2012, we declared a dividend of $0.08 per share on our outstanding common stock paid on July 9, 2012, to the shareholders of record at the close of business on June 26, 2012.

On September 10, 2012, we declared a dividend of $0.08 per share on our outstanding common stock paid on October 9, 2012, to the shareholders of record at the close of business on September 26, 2012. We expect to declare an additional quarterly dividend in the same amount to shareholders of record in the fourth quarter of 2012. Declaration and payment of future dividends is subject to the discretion of UIH’s Board of Directors and will be dependent on future earnings, cash flows, financial requirements and other factors.

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

Related Parties

See Note 8, Related Party Transactions, in our Notes to Condensed Consolidated Financial Statements for information about related parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. Our primary market risk exposures are related to our investment portfolio and include interest rates, equity prices and commodity prices. We also have exposure to foreign currency exchange rates for investments denominated in foreign currencies, and to a lesser extent, our debt obligation in the form of a surplus note. The surplus note, as previously described in “Liquidity and Capital Resources,” accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Investments held in trading are carried on the balance sheet at fair value. Our investment trading portfolio is comprised primarily of debt and equity securities and also includes non-hedging derivatives and physical positions in precious metals. See Note 5, Investments, for a schedule of investment holdings as of September 30, 2012 and December 31, 2011.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments held in trading as of the periods presented (in thousands):

	As of September 30, 2012
	Amortized Cost
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
U.S. government obligations and agencies	$—	$—	$35	$144	$—	$3,156	$3,193	$4,008
Average interest rate	—	—	0.25%	1.25%	—	1.85%	1.81%	1.82%

	As of December 31, 2011
	Amortized Cost
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
U.S. government obligations and agencies	$171	$—	$—	$—	$—	$3,157	$3,328	$3,801
Average interest rate	4.09%	—	—	—	—	1.85%	1.97%	1.97%

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

The following table provides information about the composition of equity securities, non-hedging derivatives and other investments held in the Company’s investment portfolio (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock:
Metals and mining	$9,235	18.7%	$38,816	40.5%
Energy	8,067	16.4%	4,999	5.3%
Other	9,989	20.3%	6,945	7.2%
Exchange-traded and mutual funds:
Metals and mining	6,527	13.2%	25,997	27.1%
Agriculture	7,015	14.2%	16,878	17.6%
Energy	2,935	6.0%	—	—
Indices	5,107	10.4%	1,710	1.8%
Non-hedging derivative asset	101	0.2%	123	0.1%
Other investments	317	0.6%	371	0.4%

Total	$49,293	100.0%	$95,839	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities, non-hedging derivatives, and other investments held at September 30, 2012, and December 31, 2011, would have resulted in decreases of $9.9 million and $19.2 million, respectively, in the fair value of the equity securities, non-hedging derivatives and other investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation in the normal course of our business. As of September 30, 2012, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: November 9, 2012	/s/ Bradley I. Meier
Bradley I. Meier, President and Chief Executive Officer

Date: November 9, 2012	/s/ George R. De Heer
George R. De Heer, Chief Financial Officer (Principal Accounting Officer)