Form 10-K
period 2012-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2013-03-08
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 958-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2012: $87,393,236.

Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of March 1, 2013: 40,733,905

UNIVERSAL INSURANCE HOLDINGS, INC.

Exhibit 21:	List of Subsidiaries

Exhibit 23.1:	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Exhibit 31.1:	CERTIFICATION

Exhibit 31.2:	CERTIFICATION

Exhibit 32:	CERTIFICATION

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

THE COMPANY

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. The name was changed to Universal Insurance Holdings, Inc. in January 2001. UIH and its wholly-owned subsidiaries (“we” or the “Company”) have evolved into a vertically integrated insurance holding company. Our insurance products are offered to our customers through Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”. Substantially all aspects of insurance underwriting, distribution and claims processing are covered through our subsidiaries. Our principal executive offices are located at 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309, and our telephone number is (954) 958-1200.

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

In September 2006, we initiated the process of acquiring all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. (“Sterling”), from certain of our executive officers for $50,000, which approximated Sterling’s book value. We received approval of the acquisition from the OIR. Sterling has been renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

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

INSURANCE BUSINESS

The Florida Insurance Code currently requires that residential property insurers holding a certificate of authority before July 1, 2011, such as our Insurance Entities, maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5 million referred to as “minimum capitalization”. The dollar amount for the minimum capitalization is scheduled to increase to $10 million on July 1, 2016 and then to $15 million on July 1, 2021. Both Insurance Entities’ statutory capital and surplus exceeded the minimum capitalization requirements as of December 31, 2012. The Insurance Entities are also required to adhere to prescribed premium-to-capital surplus ratios which were also met as of December 31, 2012.

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

UPCIC is licensed to transact insurance business in Florida, North Carolina, South Carolina, Hawaii, Georgia, Maryland and Massachusetts. UPCIC is currently restricted by the North Carolina Department of Insurance to writing no more than $12.0 million of direct premiums per year. APPCIC is licensed to transact insurance business only in Florida.

The average annual premium for policies in force as of December 31, 2012 was approximately $1,383.

The geographical distribution of the Insurance Entities’ policies-in-force and total insured values were as follows for the period presented (dollars in thousands):

As of December 31, 2012
State	Count	%	Total Insured Value	%
Florida	543,722	95.9%	$121,762,968	94.5%
Other states	23,328	4.1%	7,105,987	5.5%

Grand Total	567,050	100.0%	$128,868,955	100.0%

As of December 31, 2012
County	Count	%	Total Insured Value	%
South Florida
Palm Beach	66,373	12.2%	$15,391,967	12.6%
Broward	62,062	11.4%	16,907,276	13.9%
Miami	36,324	6.7%	7,465,398	6.1%

South Florida exposure	164,759	30.3%	39,764,641	32.7%

Other significant* Florida counties
Pinellas	41,724	7.7%	7,139,519	5.9%
Lee	33,070	6.1%	6,347,608	5.2%
Collier	26,533	4.9%	5,052,057	4.1%
Brevard	22,185	4.1%	4,618,283	3.8%
Escambia	21,181	3.9%	5,657,232	4.6%
Hillsborough	21,069	3.9%	5,233,906	4.3%
Polk	20,268	3.7%	6,088,602	5.0%
Sarasota	18,271	3.4%	2,984,967	2.5%
Orange	17,874	3.3%	4,023,011	3.3%
Saint Lucie	13,952	2.6%	2,652,012	2.2%
Manatee	13,940	2.6%	2,603,973	2.1%
Duval	13,887	2.6%	3,042,457	2.5%

Total other significant* counties	263,954	48.5%	55,443,627	45.5%

Summary for all of Florida	Count	%	Total Insured Value	%
South Florida exposure	164,759	30.3%	39,764,641	32.7%
Total other significant* counties	263,954	48.5%	55,443,627	45.5%
Other Florida counties	115,009	21.2%	26,554,700	21.8%

Total Florida	543,722	100.0%	$121,762,968	100.0%

*	Significant counties defined as policy count or insured value greater than 2.50% of total policy count or total insured value for policies-in-force as of December 31, 2012.

The policies in force as of December 31, 2012 including and excluding wind coverage is as follows (dollars in thousands):

As of December 31, 2012
Type of coverage	Count	%	Total Insured Value	%
Policies with wind coverage	556,416	98.1%	$127,025,101	98.6%
Policies without wind coverage	10,634	1.9%	1,843,854	1.4%

Grand Total	567,050	100.0%	$128,868,955	100.0%

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

APPCIC is authorized to write homeowners, multi-peril and inland marine coverage on homes valued in excess of $1.0 million, which are limits and coverages currently not targeted through its affiliate, UPCIC. APPCIC began writing insurance policies in Florida in November 2011.

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

Management of Exposure to Catastrophic Losses

The Insurance Entities are exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. The Insurance Entities’ exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, the Insurance Entities manage their exposure to such losses on an ongoing basis from an underwriting perspective. We also continue to actively explore and analyze credible scientific evidence, regarding the potential impact of global climate change and the potential impact of laws and regulations intended to combat climate change and the effect of such change, laws and regulations on our ability to manage exposure under the Insurance Entities’ policies.

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

Liability for Unpaid Losses and LAE

The liability for unpaid losses and loss adjustment expenses (“LAE”) periodically established by the Insurance Entities, also known as reserves, are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of a liability for unpaid losses and LAE and there may be substantial differences between actual losses and the Insurance Entities’ liability estimates. The inherent degree of uncertainty involved in the establishment of a liability for unpaid losses and LAE can be more pronounced during periods of rapid growth in written premiums such as those experienced by UPCIC in previous years. We rely on industry data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and an adequate liability. Furthermore, factors such as storms and weather conditions, climate changes and patterns, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on the Insurance Entities’ future loss experience.

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

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR. However, if our liability for unpaid losses and LAE proves to be inadequate, we will be required to increase the liability with a corresponding reduction in net income in the period in which the deficiency is identified. Future losses in excess of established liabilities for unpaid losses and LAE could have a material adverse effect on our business, results of operations and financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources .”

Investments

We generate income by investing funds in excess of those retained for claims-paying obligations and insurance operations. We conduct these investment activities through each of the Insurance Entities and UIH. We have and expect to retain investment advisors to advise us or manage the investment portfolio. Our investment committee reports overall investment results to our Board of Directors, at least on a quarterly basis. Our investment advisers may assist in such reports to the Board of Directors.

In recent years we have actively traded investment securities and other investments to supplement income derived from our insurance operations. Our investment trading strategy was:

•	primarily to maximize after-tax investment income; and

•	to obtain favorable risk-adjusted real after-tax investment returns to achieve long-term growth of the Insurance Entities’ statutory surplus and consolidated stockholders’ equity.

As of December 31, 2012, the fair value of our consolidated investment portfolio was approximately $469.7 million, comprised of the following (in thousands):

Type of Investment	As of December 31, 2012
Cash and cash equivalents	$347,392
Restricted cash and cash equivalents	33,009
Debt securities	4,009
Equity securities	85,041
Non-hedging derivative liability, net	(21)
Other investments	317

Total	$469,747

Our investment committee recently authorized management to engage Deutsche Bank, a leading global investment advisor specializing in the insurance industry, to manage our investment portfolio. Working with the investment advisor, we expect to transition the composition of our portfolio to a more traditional insurance company investment portfolio, which we expect will provide a more stable stream of investment income and reduce the effects of market volatility. Our investment objective is to maintain liquidity and minimize risk. Our investment strategy includes maintaining investments to support unpaid losses and loss adjustment expenses for our insurance subsidiaries in accordance with guidelines established by insurance regulators.

The investment activities of the Insurance Entities are subject to regulation and supervision by the OIR. See “Government Regulation and Initiatives” below. The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities correspondingly limit the amount of investment in, among other things, non-investment grade fixed maturity securities (including high-yield bonds) and total investments in preferred stock and common stock. While we seek to appropriately limit the size and scope of investments in the UIH portfolio, UIH is not similarly restricted by Florida law. Therefore, the investments made by UIH may significantly differ from those made by the Insurance Entities. We do not purchase securities on margin. As of December 31, 2012, approximately 84% of our trading portfolio is held by our Insurance Entities and 16% is held by UIH.

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

Florida created the Citizens Property Insurance Corporation (“Citizens”) to provide insurance to Florida homeowners in high-risk areas and to others without private insurance options. As of February 7, 2013, there were 1,287,522 Citizens’ policies in force compared to 1,475,677 as of January 31, 2012. In May 2007, Florida passed legislation that froze property insurance rates for Citizens’ customers at December 2006 levels through December 31, 2008, and permits insurance customers to opt into Citizens when the price of a privately-offered insurance policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. These initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect our ability and the ability of the Insurance Entities to conduct profitable business. In addition, the Florida Legislature in 2007 expanded the capacity of the FHCF, with the intent of reducing the cost of reinsurance otherwise purchased by residential property insurers. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond our control. The Florida Legislature and the National Association of Insurance Commissioners (“NAIC”) from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements.

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

The Florida Insurance Guaranty Association (FIGA) is a nonprofit corporation created by the Florida Legislature. FIGA services pending claims by or against Florida policyholders of member insurance companies which become insolvent and are ordered liquidated. The operation is directed towards early recognition and payment of those covered claims which must be resolved to avoid hardship or financial difficulties to the insureds or claimants involved. Payments of claims are funded through assessments that are made among members which are composed of all Florida licensed direct writers of property or casualty insurance. A mandatory assessment was made by FIGA applicable to all member insurers of FIGA’s “All Other Account,” which includes UPCIC and APPCIC. Collectively, the assessment was 0.9 percent of the Insurance Entities’ net direct written premiums within Florida for the calendar year 2011 and totaled $6.3 million. The assessment had a negative effect on the consolidated operating results of the Company for the year ended December 31, 2012. The mandatory assessment on UPCIC of $6.3 million will be recovered through a surcharge on UPCIC’s policies within Florida, pursuant to a filing made with the Florida OIR November 2012, and the Company expects it will have a positive effect on operating results over an estimated twelve-month period which began on February 1, 2013. The mandatory assessment on APPCIC was a nominal amount that the Company has elected not to recover. Since the last assessment levied by FIGA in 2009 on its All Other Account, FIGA reports there have been thirteen foreign and domestic insurance company insolvencies affecting its claims-paying accounts.

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

On February 7, 2013, we announced that UPCIC received approval from the OIR for premium rate increases for its homeowners and dwelling fire programs within Florida. The premium rate increases will average approximately 14.1% statewide for its homeowners program and 14.5% for its dwelling fire program. The effective dates for the homeowners program rate increase are January 18, 2013, for new business and March 9, 2013, for renewal business. The effective dates for the dwelling fire program rate increase are January 14, 2013, for new business and March 3, 2013, for renewal business.

Competition

The insurance industry is highly competitive and many companies currently write homeowners’ property and casualty insurance. Additionally, we must compete with companies that have greater capital resources and longer operating histories. Increased competition from other private insurance companies as well as Citizens could adversely affect our ability to conduct profitable business. In addition, our Financial Stability Rating® is an important factor in establishing our competitive position and may affect our sales. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, our distribution network and high quality service to our agents and insureds.

Employees

As of February 12, 2013, we had 279 full-time employees. None of our employees are represented by a labor union.

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

Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition

Changes in the severity or frequency of claims may affect our profitability. Changes in homeowners’ claim severity are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

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

Renewed weakness in the Florida real estate market could adversely affect our loss results

As of December 31, 2012, approximately 96% of our policies-in-force and 95% of total insured values were derived from customers located in Florida. In recent years, Florida experienced a significant economic downturn and among the highest real estate value diminution in the country. While the real estate market in Florida appears to be on the rebound, renewed weakness in that market could result in fewer home sales, which may adversely affect the number of policies we are able to sell and/or the rates we are able to charge to customers. Additionally, higher incidents of foreclosed or vacant homes may result in increased claims activity under residential insurance policies, which could negatively impact our operating results.

Risks Relating to Investments

We have periodically experienced, and may experience further reductions in returns or losses on our investments especially during periods of heightened volatility, which could have a material adverse effect on our results of operations or financial condition

Our investment strategy may subject our investment portfolio to significant volatility. The returns on our investment portfolio may be reduced or we may incur losses as a result of changes in general economic conditions, interest rates, real estate markets, fixed income markets, metals markets, energy markets, agriculture markets, equity markets, alternative investment markets, credit markets, exchange rates, global capital market conditions and numerous other factors that are beyond our control.

The worldwide financial markets experience high levels of volatility during certain periods, which could have an increasingly adverse impact on the U.S. and foreign economies. The financial market volatility and any resulting negative economic impact could continue and be prolonged, which could adversely affect our current investment portfolio, make it difficult to determine the value of certain assets in our portfolio and/or make it difficult for us to purchase suitable investments that meet our risk and return criteria. These factors could cause us to realize less than expected returns on invested assets, sell investments for a loss or write off or write down investments, any of which could have a material adverse effect on our results of operations or financial condition.

We are subject to market risk which may adversely impact investment income

Our primary market risk exposures are changes in equity and commodity prices, interest rates and foreign currencies. A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than our portfolio’s average rate of return. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a portion of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities.

Concentration of our investment portfolio in any particular segment of the economy may have adverse effects on our operating results and financial condition

The concentration of our investment portfolio in any particular industry, collateral types, group of related industries or geographic sector could have an adverse effect on our investment portfolio and consequently on our results of operations and financial condition. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolio to the extent that the portfolio are concentrated rather than diversified.

Our overall financial performance is dependent in part on the returns on our investment portfolio, which may have a material adverse effect on our financial condition or results of operations or cause such results to be volatile

The performance of our investment portfolio is independent of the revenue and income generated from our insurance operations, and there is no direct correlation between the financial results of these two activities. Thus, to the extent that our investment portfolio does not perform well due to the factors discussed above or otherwise, our results of operations may be materially adversely affected even if our insurance operations perform favorably. Further, because the returns on our investment trading portfolio may be volatile, our overall results of operations may likewise be volatile from period to period even if we do not experience significant financial variances in our insurance operations.

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

Difficult conditions in the economy generally could adversely affect our business and operating results

The United States economy has experienced widespread job losses, higher unemployment, lower consumer spending, declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, past disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have affected the ability of borrowers to refinance loans at more affordable rates. We cannot predict the likelihood of a future recession, but as with most businesses, we believe a longer or more severe recession could have an adverse effect on our business and results of operations.

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

Our insurance subsidiaries are subject to examination by state insurance departments

The Insurance Entities are subject to extensive regulation in the states in which they do business. State insurance regulatory agencies conduct periodic examinations of the Insurance Entities on a wide variety of matters, including policy forms, premium rates, licensing, trade and claims practices, investment standards and practices, statutory capital and surplus requirements, reserve and loss ratio requirements and transactions among affiliates. Further, the Insurance Entities are required to file annual and other reports with state insurance regulatory agencies relating to financial condition, holding company issues and other matters. If an insurance company fails to obtain required licenses or approvals, or if the Insurance Entities fail to comply with other regulatory requirements, the regulatory agencies can suspend or delay their operations or licenses, require corrective action and impose operating limitations, penalties or other remedies available under applicable laws and regulations.

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

A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

Financial Stability Ratings® are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; a change in the perceived adequacy of an insurers’ reinsurance program; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under an insurer’s control. The current insurance Financial Stability Rating® of UPCIC is from Demotech, Inc. The assigned rating is A. Because this rating is subject to continuous review, the retention of this rating cannot be assured. A downgrade in or withdrawal of this rating, or a decision by Demotech to require UPCIC’s parent company to make a capital infusion into UPCIC to maintain its rating, may adversely affect our liquidity, operating results and financial condition.

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

Longer-term weather trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. The science regarding climate change is still emerging and developing. However, to the extent the frequency or severity of weather events is exacerbated due to climate change, we may experience increases in catastrophe losses in both coastal and non-coastal areas.

Loss of key executives could affect our operations

On February 22, 2013, our former Chairman, President and Chief Executive Officer Bradley I. Meier resigned from his positions with the Company to pursue opportunities outside the residential homeowners’ insurance industry. Our future operations will depend in large part on the efforts of our new Chairman and Chief Executive Officer, Sean P. Downes, and on the efforts of our new Chief Operating Officer, Jon W. Springer, both of whom have served in executive roles at the Company or its affiliates for many years. The loss of the services provided by Mr. Meier, along with any future loss of the services provided by Mr. Downes or Mr. Springer, could have a material adverse effect on the Company and on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On July 31, 2004, we purchased a building located in Fort Lauderdale, Florida that became our headquarters on July 1, 2005. We occupy 100% of this building.

During the first half of 2012 we completed construction of a building of approximately 11,000 square feet located in Fort Lauderdale, Florida near our existing headquarters. We occupy 100% of the building and use it as additional home office space.

There are no mortgages or lease arrangements for these buildings, and both buildings are adequately covered by insurance. We believe that our building space is suitable to meet our immediate needs; however, we are considering other properties which will allow for future expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation in the normal course of our business. As of December 31, 2012, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, par value $0.01 per share (“Common Stock”), is quoted on the NYSE MKT LLC (“NYSE MKT”) formerly known as the NYSE Amex LLC and American Stock Exchange, under the symbol UVE. Our common shares were quoted and traded on the OTC Bulletin Board under the symbol UVIH prior to April 30, 2007 when we commenced trading on what is now known as the NYSE MKT.

The following table sets forth prices of the Common Stock, as reported by the NYSE MKT:

For year ended December 31, 2012	High	Low	Dividends Declared
First Quarter	$4.02	$3.90	$0.10
Second Quarter	$3.81	$3.70	$0.08
Third Quarter	$3.53	$3.43	$0.08
Fourth Quarter	$4.16	$4.04	$0.20

For year ended December 31, 2011	High	Low	Dividends Declared
First Quarter	$6.03	$4.93	$0.10
Second Quarter	$5.72	$4.67	$0.00
Third Quarter	$4.84	$3.61	$0.08
Fourth Quarter	$4.50	$3.33	$0.14

As of March 1, 2013, there were approximately 41 shareholders of record of our Common Stock.

As of December 31, 2012, there were 2 and 4 shareholders of our Series A and Series M Cumulative Convertible Preferred Stock (“Preferred Stock”), respectively. There were no conversions of Preferred Stock during 2012 and 2011.

We declared and paid aggregate dividends of $20 thousand on the Series A Preferred Stock during 2012 and 2011. We declared and paid aggregate dividends of $267 thousand on the Series M Preferred Stock during 2012, and none during 2011.

Applicable provisions of the Delaware General Corporation Law may affect our ability to declare and pay dividends on our Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the

Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Moreover, our ability to pay dividends, if and when declared by our Board of Directors, may be restricted by regulatory limits on the amount of dividends, which the Insurance Entities are permitted to pay UIH. Section 628.371 of the Florida Statutes sets forth limitations, based on net income and statutory capital, on the amount of dividends that the Insurance Entities may pay to UIH without approval from the OIR.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of UIH’s Common Stock from December 31, 2007 through December 31, 2012 with the cumulative total return of the SNL Insurance P&C and the Amex Composite.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Universal Insurance Holdings, Inc.	100.00	37.93	102.95	91.20	72.34	99.22
SNL Insurance P&C	100.00	77.40	83.68	99.78	100.88	119.08
Amex Composite	100.00	59.55	80.74	101.40	107.78	114.90

SNL Insurance P&C includes all publicly traded insurance underwriters in the property and casualty sector and was prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in UIH’s Common Stock and in each of the two indices on December 31, 2007 with all dividends being reinvested on the ex-dividend date. The closing price of UIH’s Common Stock on December 31, 2007 (the last trading day of the year) was $7.41 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

The stock prices used to calculate total shareholder return for UIH are based upon the prices of our common shares quoted and traded on NYSE MKT.

Future Dividend Policy

Future cash dividend payments are subject to business conditions, our financial position, and requirements for working capital and other corporate purposes.

Stock Repurchases

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the Annual Report on Form 10-K.

The following tables provide selected financial information as of and for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Income statement data:
Direct premiums written	$780,128	$721,462	$666,309	$562,672	$511,370
Ceded premiums written	(517,604)	(512,979)	(466,694)	(428,384)	(360,582)

Net premiums written	262,524	208,483	199,615	134,288	150,788
Change in net unearned premium	(31,404)	(9,498)	(29,172)	7,366	(3,374)

Premiums earned, net	$231,120	$198,985	$170,443	$141,654	$147,414

Total revenue	$269,939	$225,861	$239,923	$210,642	$182,667
Total expenses	217,380	192,143	177,645	164,479	116,661
Income before income taxes	52,559	33,718	62,278	46,163	66,006
Income taxes, net	22,247	13,609	25,294	17,376	25,969
Net income and comprehensive income	$30,312	$20,109	$36,984	$28,787	$40,037

Earnings per share data:
Basic earnings per common share	$0.76	$0.51	$0.95	$0.76	$1.07
Diluted earnings per common share	$0.75	$0.50	$0.91	$0.71	$0.99
Dividends declared per common share	$0.46	$0.32	$0.32	$0.54	$0.40

	As of December 31,
	2012	2011	2010	2009	2008
Balance sheet data:
Total assets(1)	$925,735	$894,026	$803,837	$710,679	$580,752
Total liabilities(1)	762,221	744,021	664,047	597,405	479,198
Unpaid losses and loss adjustment expenses	193,241	187,215	158,929	127,198	87,948
Unearned premiums	388,071	359,842	328,334	278,371	258,489
Long-term debt	20,221	21,691	23,162	24,632	25,000
Total stockholders’ equity	$163,514	$150,005	$139,790	$113,274	$101,554

(1)	Total assets and total liabilities for years 2008 through 2010 have been adjusted for a reclassification of reinsurance receivable. This adjustment had no impact on earnings or stockholders’ equity. The adjustments were $37.6 million, $32.4 million and $36.1 million for 2010, 2009 and 2008, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of UIH. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes in Part II, Item 8 below.

OVERVIEW

UIH is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including the Insurance Entities, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our underwriting criteria includes, but is not limited to, the use of specific policy forms, coverage amounts on buildings and contents and required compliance with local building codes. Also, to improve underwriting and manage risk, we utilize standard industry modeling techniques for hurricane and windstorm exposure. Our primary product is homeowners’ insurance, which we currently offer in seven states including Florida, which represented 96% of the 567 thousand policies-in-force as of December 31, 2012, and 98% of the 593 thousand policies-in-force as of December 31, 2011. Approximately 98% of our policies in force as of December 31, 2012 and 2011 included wind coverage.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	December 31, 2012	December 31, 2011

Percentage of Policies-In-Force:
In Florida	96%	98%
With wind coverage	98%	98%
With wind coverage in South Florida(1)	28%	32%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

We generate revenues primarily from the collection of premiums and the investment of those premiums. Other significant sources of revenue include commissions collected from reinsurers and policy fees.

Investment Portfolio

We seek to generate income through the investment activities conducted by each of the Insurance Entities and UIH. Our investment strategy is intended to support our overall business strategy and supplement income derived from our insurance underwriting activities. Thus, our operating results are dependent in part upon the results of our investment portfolio.

For the year ended December 31, 2012, we recorded $2.5 million of net losses on our trading portfolio, compared to $14.5 million of net losses for the year ended December 31, 2011. The losses in our trading portfolio in 2011 reflect a particularly steep decline in the value of our equity securities holdings occurring mostly during the second half of the year. As discussed under “Item 1. Business – Investments”. Our investment committee recently authorized management to engage Deutsche Bank, a leading global third-party investment advisor specializing in the insurance industry, to manage our investment portfolio. Working with the investment advisor, we expect to transition the composition of our portfolio to a more traditional insurance company investment portfolio which we expect will provide a more stable stream of investment income and reduce the effects of market volatility. We currently anticipate the majority of the portfolio will be available for sale with changes in fair value reflected in stockholders’ equity with the exception of any other than temporary impairments which are reflected in earnings.

RECENT DEVELOPMENTS

As we have previously noted, we are subject to extensive regulation and regulatory examination. The Insurance Entities are now at varying stages of financial or market conduct examination by the OIR. Such examination and review may identify compliance issues that ultimately result in the OIR alleging violations of Florida insurance regulations or recommending areas of operational changes or improvements. The Insurance Entities are in regular conversation with the OIR and are provided opportunities to respond to any such allegations or suggested changes. For more information about the potential impact of regulations and examinations on our operations, see the headings “We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth” and “Our insurance subsidiaries are subject to examination by state insurance departments” under “Risk Factors” in Item 1A, beginning on page 8.

Effective February 22, 2013, Bradley I. Meier resigned as Chairman, President and Chief Executive Officer of the Company to pursue opportunities outside the residential homeowners insurance industry. Also effective February 22, 2013, Sean P. Downes became the President and Chief Executive Officer of the Company and Jon W. Springer became the Senior Vice President and Chief Operating Officer of the Company.

Impact of new accounting pronouncement

We prospectively adopted new accounting guidance in the first quarter of 2012 related to accounting for costs associated with acquiring or renewing insurance contracts. Under the new guidance, net deferred policy acquisition costs were reduced from $13.0 million to $11.4 million, a difference of 13% at December 31, 2011. The resulting $1.6 million difference was charged directly to earnings during the three months ended March 31, 2012. This charge represents an acceleration of deferred charges in the period of adoption, which would have ultimately been recognized within a twelve-month period.

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

Below is a description of our 2012-2013 reinsurance program. Although the terms of the individual contracts vary, we believe the overall terms of the 2012-2013 reinsurance program are more favorable than the 2011-2012 reinsurance program as reinsurance pricing remained largely the same as the prior year contracts while direct earned premium is expected to increase as a result of the previously approved and expected future rate increases. We also reduced the percentage of premiums ceded by UPCIC to its quota share reinsurer to 45% under the reinsurance program which became effective June 1, 2012, from 50% under the prior year quota share contract effective June 1, 2011 through May 31, 2012. Our intent is to increase profitability over the contract term by ceding 5% less premium to our quota share reinsurer. This reduction of cession rate also decreases the amount of losses and loss adjustment expenses that may be ceded by UPCIC and effectively increases the amount of risk we retain. The reduction of cession rate also reduces the amount of ceding commissions earned from our quota share reinsurer during the contract term. We also eliminated the loss corridor and the cap on loss adjustment expenses in the quota share contract effective June 1, 2012.

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

Effective June 1, 2012 through May 31, 2013, under an underlying excess catastrophe contract, UPCIC obtained catastrophe coverage of 45% of $75 million in excess of $75 million and 55% of $105 million in excess of $45 million covering certain loss occurrences including hurricanes. UPCIC entered into this contract with a segregated account, Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”), which is owned by UIH and was established by a third-party reinsurer under Bermuda law. Under this T25 agreement, T25 retains a maximum, pre-tax liability of $91.5 million for the first catastrophic event up to $1.733 billion of losses. UPCIC is required to make premium installment payments aggregating $72.981 million to T25, subject to the terms of the agreement. Through capital contributions made to T25 by UIH, T25 contributes an amount equal to its liability for losses, net of UPCIC’s required premium payments and expenses thereon, to a trust account as collateral. The trust account is funded with the required collateral and invested in a cash reserve fund. The amounts held in the cash reserve fund are included in restricted cash and cash equivalents in our Consolidated Balance Sheets. The collateral is available to be used to pay any claims that may arise from the occurrence of covered events. The collateral is required to be held in trust for the benefit of UPCIC until the occurrence of a covered event or expiration or termination of the agreement between T25 and UPCIC. UIH has no requirement to fund T25 in the event losses exceed the amount of collateral held in trust.

UIH has secured the obligations of the segregated account by contributing the amount of the segregated account’s liability for losses, net of UPCIC’s required premium payments, to a trust account for the current June 1, 2012 to May 31, 2013 contract period. In the event of a loss under the terms of this contract, the capital contributed by UIH would be used to pay claims and would have an adverse effect on stockholders’ equity and cash resources.

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

UPCIC also obtained coverage from the Florida Hurricane Catastrophe Fund (“FHCF”). The approximate coverage is estimated to be for 90% of $1.157 billion in excess of $434.6 million.

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

With the implementation of our 2012-2013 reinsurance program at June 1, 2012, we retain a maximum pre-tax net liability of $127.47 million for the first catastrophic event up to $1.733 billion of losses relating to the UPCIC Florida program, and a maximum pre-tax net liability of $18.796 million for the first catastrophic event up to $75 million of losses relating to the UPCIC other states’ program.

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

APPCIC also obtained coverage from the FHCF. The approximate coverage is estimated to be for 90% of $13.3 million in excess of $5.0 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2012 hurricane season is $888 thousand.

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

Effective July 1, 2012 through May 31, 2013, APPCIC entered into a multiple line excess per risk contract with various reinsurers. Under the multiple line excess per risk contract, APPCIC obtained three layers of coverage. The first layer provides coverage of $700 thousand in excess of $300 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $300 thousand for each casualty loss. The first layer has a limitation for any one property loss occurrence not to exceed $1.4 million and a $3.5 million aggregate limit that applies to the term of the contract. The first layer also has a limitation for any one liability loss occurrence not to exceed $1 million and a $2 million aggregate limit that applies to the term of the contract. The second layer provides coverage of $2 million in excess of $1 million ultimate net loss for each risk and each property loss. The second layer has a limitation for any one property loss occurrence not to exceed $2 million and a $6 million aggregate limit that applies to the term of the contract. The third layer provides coverage of $6 million in excess of $3 million ultimate net loss for each risk and each property loss. The third layer has a limitation for any one property loss occurrence not to exceed $6 million and a $12 million aggregate limit that applies to the term of the contract.

The total cost of the APPCIC multiple line excess reinsurance program effective July 1, 2012 through May 31, 2013 is $1.760 million.

The largest private participants in APPCIC’s reinsurance program include leading reinsurance companies such as Odyssey Re, Hannover Ruck, Amlin Bermuda and Lloyd’s of London syndicates.

With the implementation of our 2012-2013 reinsurance program at July 1, 2012, we retain a maximum pre-tax net liability of $2.536 million for the first catastrophic event up to $18.3 million of losses relating to the APPCIC program.

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

Under the T25 arrangement, effective June 1, 2012 through May 31, 2013, under an underlying excess catastrophe contract, UPCIC obtained catastrophe coverage of 45% of $75 million in excess of $75 million and 55% of $105 million in excess of $45 million covering certain loss occurrences including hurricanes. Under this T25 agreement, T25 retains a maximum, pre-tax liability of $91.5 million for the first catastrophic event up to $1.733 billion of losses. UPCIC is required to make premium installment payments aggregating $72.981 million to T25, subject to the terms of the agreement. Through capital contributions made to T25 by UIH, T25 contributes an amount equal to its liability for losses, net of UPCIC’s required premium payments and expenses thereon, to a trust account as collateral. The trust account is funded with the required collateral and invested in a cash reserve fund. The amounts held in the cash reserve fund are included in restricted cash and cash equivalents in our Condensed Consolidated Balance Sheets. The collateral is available to be used to pay any claims that may arise from the occurrence of covered events. The collateral is required to be held in trust for the benefit of UPCIC until the occurrence of a covered event or expiration or termination of the agreement between T25 and UPCIC. UIH has no requirement to fund T25 in the event losses exceed the amount of collateral held in trust.

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

The T25 agreement effective June 1, 2012 through May 31, 2013 was terminated effective December 31, 2012, pursuant to the terms of the agreement. In connection with the termination of the agreement, the affiliates agreed to release funds held in trust due to the beneficiary (i.e., the Insurance Entities) and the balance to the grantor (i.e., UIH) in December 2012.

We continually evaluate strategies to more effectively manage our exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage. Effective January 1, 2013, the T25 contract was subsequently replaced, at identical limits and retentions as the prior agreement, with unaffiliated third-party reinsurers as an open market purchase. Effective January 1, 2013 through May 31, 2013, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of 45% of $75 million in excess of $75 million and 55% of $105 million in excess of $45 million covering certain loss occurrences including hurricanes. The total cost of this reinsurance coverage is $2.7 million. For further discussion of risks associated with our reinsurance programs, see “Item 1A. RISK FACTORS – Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business.”

Wind Mitigation Discounts

The insurance premiums charged by the Insurance Entities are subject to various statutory and regulatory requirements. Among these, the Insurance Entities must offer wind mitigation discounts in accordance with a program mandated by the Florida Legislature and implemented by the OIR. The level of wind mitigation discounts mandated by the Florida Legislature to be effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on the Insurance Entities’ premium.

The following table reflects the effect of wind mitigation credits received by UPCIC’s policy holders, respectively (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$324,679	$702,905	31.6%
3/31/2012	57.9%	$321,016	$716,117	31.0%
6/30/2012	58.0%	$319,639	$722,917	30.7%
9/30/2012	58.2%	$329,871	$740,265	30.8%
12/31/2012	58.6%	$334,028	$744,435	31.0%

The following table reflects the effect of wind mitigation credits received by APPCIC’s policy holders, respectively (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of APPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
12/31/2011	96.0%	$636	$554	53.4%
3/31/2012	89.4%	$2,270	$2,047	52.6%
6/30/2012	90.5%	$6,167	$5,139	54.5%
9/30/2012	94.0%	$12,419	$8,827	58.5%
12/31/2012	97.0%	$16,059	$9,874	61.9%

The following table reflects the combined effect of wind mitigation credits received by our Insurance Entities’ policy holders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of Insurance Entities’ policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$325,315	$703,459	31.6%
3/31/2012	57.9%	$323,286	$718,164	31.0%
6/30/2012	58.0%	$325,806	$728,056	30.9%
9/30/2012	58.3%	$342,290	$749,092	31.4%
12/31/2012	58.6%	$350,087	$754,309	31.7%

Insurers like the Insurance Entities fully experience the impact of rate or discount changes more than 12 months after they are implemented because their policies renew throughout the year. Although insurers may seek to rectify any problems through subsequent rate increase filings with the OIR, there is no assurance that the OIR and the insurers will agree on the amount of rate change that is needed. In addition, any adjustments to the insurers’ rates similarly take more than 12 months to be fully integrated into the insurers’ business.

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

Liability for Unpaid Losses and LAE. A liability is established to provide for the estimated costs of paying losses and LAE under insurance policies the Insurance Entities have issued. Underwriting results are significantly influenced by an estimate of a liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported (“IBNR”), as of the financial statement date.

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

Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update reserve estimates periodically as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve re-estimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as losses and LAE in the Consolidated Statements of Income in the period such changes are determined. Estimating the ultimate cost of losses and LAE is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.

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

The procedure we followed was to begin by developing a history of average AO expenses per closed claim (whether with or without payment) for each line of business. Since average fees have increased dramatically in the last two years, we placed reliance primarily on the indications from those two years in making our selections. The selected average AO expense was then multiplied by the estimated number of claims to be closed in the future (whether with or without payment) to determine an estimated liability. The estimated number of claims to be closed in the future was determined by projecting reported claims for each accident year to an estimated ultimate basis using the traditional development factor method, then subtracting the total number of claims that had been closed as of the end of the calendar year (whether with or without payment).

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

Reserves are re-estimated periodically, by combining historical payment and reserving patterns with current actual results. When actual development of claims reported, paid losses or case reserve changes are different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. This process incorporates the historic and latest trends, and other underlying changes in the data elements used to calculate reserve estimates. The difference between indicated reserves based on new reserve estimates and the previously recorded estimate of reserves is the amount of reserve re-estimate. The resulting increase or decrease in the reserve re-estimate is recorded and included in “Losses and loss adjustment expenses” in the Consolidated Statements of Income. Total reserve re-estimates in 2012, 2011 and 2010, expressed as a percent of the net losses and LAE liability balance as of the beginning of each year, were 6.8%, 14.4% and 9.2%, respectively. It should be noted that there are inherent uncertainties associated with this estimation process, especially for a company with limited development history. With the passing of each year, the company’s own historical trends have become more reliable for use in predicting future results. Reserve re-estimates for 2012 were primarily the result of actual loss development on prior year non-catastrophe losses and higher than expected adjusting and other expenses. Reserve re-estimates on non-catastrophe losses are a result of settling homeowner’s losses established in the prior year for amounts that were more than expected. Because these trends cause actual losses to differ from those predicted by the estimated development factors used in prior reserve estimates, reserves are revised as actuarial studies validate new trends based on indications of updated development factor calculations. Reserve re-estimates for catastrophe losses, which are associated with the high level of uncertainty related to hurricane claims are described under catastrophe losses below.

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

On an annual basis, our independent actuary provides a Statement of Actuarial Opinion (“SAO”) that certifies the carried reserves make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of our contracts and agreements with our policyholders. We review the SAO and compare the projected ultimate losses and LAE per the SAO to our own projection of ultimate losses and LAE to ensure that loss and LAE reserves recorded at each annual balance sheet date are based upon our analysis of all internal and external factors related to known and unknown claims against us. We compare our recorded reserves to the indicated range provided in the report accompanying the SAO. At December 31, 2012, the recorded amount for net loss and LAE falls within the range determined by our independent actuaries and approximates their best estimate.

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

The inherent uncertainty associated with the Insurance Entities’ loss and LAE liability is magnified due to their concentration of property business in catastrophe-exposed coastal states, primarily Florida. The 2004 and 2005 hurricanes created great uncertainty in determining ultimate losses for these natural catastrophes. Issues related to applicability of deductibles, availability and cost of repair services and materials, and other factors have increased the variability in estimates of the related loss reserves. UPCIC experienced unanticipated unfavorable loss development on catastrophe losses from claims related to 2004 and 2005 being reopened and new claims being opened due to public adjusters encouraging policyholders to file new claims, and from assessments related to condominium policies. Due to the inherent uncertainty, the parameters of the loss estimation methodologies are updated on an annual basis as new information emerges.

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

P2P was initially used for 2010 third quarter reserve analysis resulting in an increase in 2009 and 2010 loss year reserves. Further refinements were put into place in 2010 fourth quarter which included inflation adjustments for past claims into 2010 dollars (inflation guard). P2P was reviewed by an independent third party for data integrity and system reliability. This program is used for quarterly reviews on an ongoing basis. Due to the uncertainties involved, the scenarios described and quantified above are reasonably likely, but the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2012 is $193.2 million.

Deferred Policy Acquisition Costs/Deferred Ceding Commissions. We incur costs in connection with the production of new and renewal insurance policies that are referred to as policy acquisition costs. Commissions and state premium taxes are costs of acquiring insurance policies that vary with, and are directly related to, the successful production of new and renewal business. These costs are deferred and amortized over the period during which the premiums are earned on the underlying policies. We record income in the form of ceding commissions from certain reinsurers in connection with our quota share reinsurance contracts. We estimate the amount of ceding commissions to be deferred on a basis consistent with the deferral of acquisition costs incurred with the production of the original policies issued and the terms of the applicable reinsurance contracts. The deferred ceding commissions are offset against the deferred policy acquisition costs with the net result presented as “deferred policy acquisition costs, net” on our consolidated balance sheets. As of December 31, 2012, deferred policy acquisition costs were $54.4 million and deferred ceding commissions were $37.1 million. Deferred policy acquisition costs were reduced by deferred ceding commissions and shown net on the Consolidated Balance Sheet in the amount of $17.3 million.

Provision for Premium Deficiency. Our policy is to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. Management has determined that a provision for premium deficiency was not warranted as of December 31, 2012.

Reinsurance. In the normal course of business, we seek to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces our risk of exposure in the event of catastrophic losses, it also reduces our potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our reinsurance is typical of a company of our size in the homeowners’ insurance industry. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of our liability. The Insurance Entities’ reinsurance policies do not relieve them from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements during 2012.

RELATED PARTIES

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for the Insurance Entities. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, our President and Chief Executive Officer. During 2012, 2011 and 2010, we paid claims adjusting fees of $623 thousand, $753 thousand, $480 thousand, respectively, to Downes and Associates.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Net income increased by $10.2 million, or 50.7%, primarily attributable to an increase in net premiums earned and improved performance in the investment portfolio, partially offset by an increase in general and administrative expenses. The increase in net premiums earned in 2012 outpaced the increase in total operating costs and expenses. The rate increases which have taken affect over the past 24 months are providing positive results that somewhat offset the negative effect of wind mitigation credits.

The following table summarizes the changes in each line item of our Statement of Income for the year ended December 31, 2012 compared to the year ended December 31, 2011 (in thousands):

	Year Ended December 31,		Change
	2012	2011	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$780,128	$721,462	$58,666	8.1%
Ceded premiums written	(517,604)	(512,979)	(4,625)	0.9%

Net premiums written	262,524	208,483	54,041	25.9%
Change in net unearned premium	(31,404)	(9,498)	(21,906)	230.6%

Premiums earned, net	231,120	198,985	32,135	16.1%
Net investment income (expense)	441	788	(347)	–44.0%
Net realized gains (losses) on investments	(11,943)	2,350	(14,293)	NM
Net change in unrealized gains (losses) on investments	9,443	(18,410)	27,853	NM
Net foreign currency gains (losses) on investments	22	1,532	(1,510)	–98.6%
Commission revenue	20,383	19,507	876	4.5%
Policy fees	14,475	15,298	(823)	–5.4%
Other revenue	5,998	5,811	187	3.2%

Total premiums earned and other revenues	269,939	225,861	44,078	19.5%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	126,187	124,309	1,878	1.5%
General and administrative expenses	91,193	67,834	23,359	34.4%

Total operating costs and expenses	217,380	192,143	25,237	13.1%

INCOME BEFORE INCOME TAXES	52,559	33,718	18,841	55.9%
Income taxes, current	18,434	23,152	(4,718)	–20.4%
Income taxes, deferred	3,813	(9,543)	13,356	–140.0%

Income taxes, net	22,247	13,609	8,638	63.5%

NET INCOME AND COMPREHENSIVE INCOME	$30,312	$20,109	$10,203	50.7%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income for 2012 compared to 2011.

The increase in net earned premiums of $32.1 million, or 16.1% compared to the prior year, reflects an increase in direct earned premiums of $61.9 million partially offset by an increase in ceded earned premiums of $29.8 million. The increase in direct earned premiums is due primarily to rate increases over the past 24 months. These rate increases, along with strategic initiatives we have undertaken to manage our exposure such as the decision not to renew certain policies we believe have inadequate premiums relative to projected risks and expenses, have resulted in a moderate reduction in the number of policies in force even as the amount of direct written premiums have increased. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The increase in ceded earned premiums of $29.8 million is attributable to an increase in quota-share ceded premiums in proportion to the growth in direct written premiums, a $5.4 million increase related to the settlement of a dispute with our predecessor quota-share reinsurer and $4.4 million in 2012 relating to an underlying property catastrophe excess of loss reinsurance contract with an unaffiliated third-party reinsurer that did not exist during 2011. The after-tax effect of the settlement with our predecessor quota share reinsurer was $0.08 per diluted share. These increases were partially offset by a reduction in the quota-share cession rate from 50% for the 2011-2012 reinsurance program to 45% for the 2012-2013 reinsurance program.

The reduction in net investment income reflects a reduction in the amount of interest earning securities held in the investment portfolio and non-recurring charges for investment accounting services as we converted to a new investment accounting service provider.

Net realized losses on investments of $11.9 million recorded during the year ended December 31, 2012 reflect loss in value of investments sold during the period. The majority of realized losses recorded during the year ended December 31, 2012 were in the metals and mining sector.

We hold debt and equity securities, derivatives and other investments in our trading portfolio. All unrealized gains and losses on investments in our trading portfolio are reflected in earnings. Unrealized gains and losses reflect the change in value during the period for investments held in our trading portfolio, including the reversal of unrealized gains and losses recorded when investments are sold. We recorded net unrealized gains of $9.4 million during the year ended December 31, 2012, the majority of which represent the reversal of unrealized losses for investments sold during 2012.

Commission revenue is comprised principally of brokerage commission we earn from reinsurers. The increase in commission revenue of $876 thousand is due to an increase in ceded earned premium for the reinsurance contract periods that were in effect during the year ended December 31, 2012 as compared to the same period in 2011.

Policy fees are comprised primarily of the managing general agent’s policy fee income from insurance policies. The decrease of $823 thousand reflects a reduction in the number of policies written and renewed primarily due to the rate increases that have taken effect, which has caused some attrition.

The increase in net losses and loss adjustment expenses of $1.9 million reflects an increase in the amount of charges incurred for the current accident year of $6.6 million, offset by a reduction in the amount of prior year development (also known as “reserve re-estimates”) recorded in the current year of $4.7 million. The increase in current year charges was heavily influenced by losses and loss adjustment expenses related to Tropical Storm/Hurricane Isaac and Tropical Storm Debby.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 54.6% and 62.5% during years ended December 31, 2012, and 2011, respectively, and were comprised of the following components (in thousands):

	Year ended December 31, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$249,064	122,877	$126,187
Premiums earned	$751,899	520,779	$231,120
Loss & LAE ratios	33.1%	23.6%	54.6%

	Year ended December 31, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$245,335	$121,026	$124,309
Premiums earned	$689,955	$490,970	$198,985
Loss & LAE ratios	35.6%	24.7%	62.5%

The reduction in the net loss and LAE ratio is mostly the result of a decrease in the relative and absolute amounts of prior years’ development recorded in the current year. The ratio also decreased as a result of an increase in net premiums earned relating to an increase in direct premiums earned as well as proportionately less ceded premiums earned due to the lower cession rate under the 2012-2013 quota share reinsurance contract compared to the cession rate under the 2011-2012 quota share contract.

The increase in general and administrative expenses of $23.4 million was due to several factors including $10.8 million of charges related to net deferred policy acquisition costs. The reduction in the amount of ceding commissions received from the quota share reinsurer under the 2012-2013 reinsurance program, effectively increased the amount of net deferred policy acquisition costs and related amortization. In addition, we are charging certain costs directly to earnings that were previously capitalized under the superseded FASB guidance which governed how we accounted for deferred policy acquisition costs until January 1, 2012. Charges of $6.3 million were recorded in the latter part of 2012 as a result of a mandatory assessment by the Florida Insurance Guaranty Association (“FIGA”). FIGA assessments are ultimately passed down to policyholders. We will recover these charges over a twelve-month period beginning February 1, 2013. There were also increases in salaries, bonuses, stock-based compensation and insurance, of $1.6 million, $1.6 million, $1.0 million and $2.5 million, respectively offset partially by a decrease in insurance department fees of $1.0 million.

Income tax expense increased in tandem with the increase in taxable income. Our effective tax rate increased to 42.3% for the year ended December 31, 2012 compared to 40.4% for the same period during 2011 primarily as a result of a change in the mix of true-ups recorded upon the completion of prior years’ tax returns and estimated penalties and interest for current year underpayment of estimated taxes. There was also an increase in the amount of non-deductible compensation which increased the effective tax rate.

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

The following table summarizes the changes in each line item of our Statement of Income for the year ended December 31, 2011 compared to the year ended December 31, 2010 (in thousands):

	Year Ended December 31,		Change
	2011	2010	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$721,462	$666,309	$55,153	8.3%
Ceded premiums written	(512,979)	(466,694)	(46,285)	9.9%

Net premiums written	208,483	199,615	8,868	4.4%
Increase in net unearned premium	(9,498)	(29,172)	19,674	–67.4%

Premiums earned, net	198,985	170,443	28,542	16.7%
Net investment income	788	992	(204)	–20.6%
Net realized gains (losses) on investments	2,350	27,692	(25,342)	–91.5%
Net change in unrealized gains (losses) on investments	(18,410)	1,754	(20,164)	NM
Net foreign currency gains (losses) on investments	1,532	1,122	410	36.5%
Commission revenue	19,507	17,895	1,612	9.0%
Policy fees	15,298	15,149	149	1.0%
Other revenue	5,811	4,876	935	19.2%

Total premiums earned and other revenues	225,861	239,923	(14,062)	–5.9%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	124,309	113,355	10,954	9.7%
General and administrative expenses	67,834	64,290	3,544	5.5%

Total operating costs and expenses	192,143	177,645	14,498	8.2%

INCOME BEFORE INCOME TAXES	33,718	62,278	(28,560)	–45.9%
Income taxes, current	23,152	26,854	(3,702)	–13.8%
Income taxes, deferred	(9,543)	(1,560)	(7,983)	511.7%

Income taxes, net	13,609	25,294	(11,685)	–46.2%

NET INCOME	$20,109	$36,984	$(16,875)	–45.6%

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

Net unrealized losses on investments of $18.4 million, recorded during year ended December 31, 2011, reflect the net decrease in value of investments held in our trading portfolio as of December 31, 2011 as well as the reversal of unrealized gains or losses for securities held at December 31, 2010 and subsequently sold. These unrealized losses in the trading portfolio for the year ended December 31, 2011, were partially offset by realized gains of $2.4 million and foreign currency gains on investments of $1.5 million recorded during the same period. The unrealized losses reflect a decline in the value of our equity securities holdings during the second half of the year ended December 31, 2011. We will continue to record future changes in the market value of our trading portfolio directly to earnings as unrealized gains and losses on investments. All investment securities held at June 30, 2010, were classified as available-for-sale with net unrealized losses reflected in Accumulated Other Comprehensive Income in the Condensed Consolidated Statement of Financial Condition. During 2010, management evaluated the trading activity of our investment portfolio, investing strategy and overall investment program. As a result of this evaluation, we reclassified the available-for-sale portfolio as a trading portfolio effective July 1, 2010. Since July 1, 2010, changes in the market value of our trading portfolio are recorded directly to revenues as unrealized gains or losses on investments. In previous periods, the changes in unrealized gains and losses on the available-for-sale portfolio were appropriately included in Other Comprehensive Income rather than current period income.

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

General and administrative expenses increased by $3.5 million due primarily to an increase in the amount of expenses related to deferred acquisition costs, net of ceded commissions, and the absence, during 2011, of credits from the recovery of Florida Insurance Guaranty Association (“FIGA”) assessments recorded during year ended December 31, 2010. FIGA assessments are ultimately passed down to policyholders. Amounts charged or credited to our earnings represent timing differences between the time assessments are made by FIGA to us, and the collection of those assessments from policyholders. There were also increases in insurance department fees and legal fees related to corporate matters. These increases were partially offset by decreases in performance-based incentive bonus accruals which are based on measures of income before income taxes. There were also decreases in share-based compensation, bad debt expense and equipment expense.

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

Our policy is to invest amounts considered to be in excess of current working capital requirements. We reduced our aggregate investment securities to $89.1 million as of December 31, 2012, from $99.1 million as of December 31, 2011, in response to market conditions. We have a receivable of $1.1 million at December 31, 2012, for securities sold that had not yet settled compared to $9.7 million at December 31, 2011, and a payable for securities purchased that had not yet settled of $1.3 million as of December 31, 2012, compared to $1.1 million at December 31, 2011.

The following table summarizes, by type, the carrying values of investments as of the periods presented (in thousands):

	As of December 31,
Type of Investment	2012	2011
Cash and cash equivalents	$347,392	$229,685
Restricted cash and cash equivalents	33,009	78,312
Debt securities	4,009	3,801
Equity securities	85,041	95,345
Non-hedging derivative asset (liability), net	(21)	123
Other investments	317	371

Total	$469,747	$407,637

The decrease in restricted cash reflects the return of $30.2 million held in trust on behalf of UIH as a result of the commutation of the agreement as of December 31, 2012 between UPCIC and the T25 account owned by UIH. Amounts held on deposit by UPCIC with the State of Florida decreased by $15.1 million as UPCIC paid premium installments in connection with the T25 arrangement through December 31, 2012.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The decrease of $30.9 million during 2012, to $24.3 million, was due to the timing of settlements with our quota-share reinsurers, and a change in the structure of the contractual arrangements eliminating layers of coverage held in the 2011-2012 reinsurance program. This was slightly offset by a net decrease in premiums payable due to a reduction in the quota-share premium cession rate from 50% for the 2011-2012 reinsurance program to 45% for the 2012-2013 program.

Premiums receivable represent amounts due from policyholders. The increase of $4.3 million during 2012, to $50.1 million, was due to growth in, and timing of, direct written premiums.

The increase in Property and Equipment of $1.9 million to $9.0 million reflects the cost of constructing a new office building which was placed into service at the end of March 2012.

See Note 5, Insurance Operations, in our Notes to Consolidated Financial Statements for a roll-forward in the balance of our deferred policy acquisition costs.

We had income taxes recoverable of $2.6 million as of December 31, 2012 for federal taxes resulting from overpayments related to the 2011 taxable year. There were no amounts recoverable as of December 31, 2011.

See Note 12, Income Taxes, in our Notes to Consolidated Financial Statements for a schedule of deferred income taxes as of December 31, 2012 and 2011, which shows the components of deferred tax assets and liabilities as of both balance sheet dates.

See below for a discussion of the changes in the balance of our unpaid losses and LAE.

Unearned premiums represent the portion of written premiums that will be earned pro-rata in the future. The increase of $28.2 million during 2012, to $388.1 million, was due to growth in, and timing of, direct written premiums.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The decrease of $4.4 million represents a shift in the timing of those payments from December to January.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The decrease of $2.2 million to $85.3 million during 2012 was primarily due to the timing of settlement with our reinsurers.

Income taxes payable decreased by $12.0 million to $699 thousand due to timing of tax remittances.

The decrease in long-term debt of 1.5 million was due to principal payments made during 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have generally been sufficient to meet liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of December 31, 2012 was $347.4 million. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements.

The balance of restricted cash and cash equivalents as of December 31, 2012 was $33.0 million. Restricted cash as of December 31, 2012 represents cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business including $32.2 million held by Florida for the benefit of UPCIC in connection with the T25 arrangement as described under the caption 2012-2013 Reinsurance Program above. See Note 2, Significant Accounting Policies, in our Notes to Consolidated Financial Statements for information as to the nature of restrictions.

UIH’s liquidity requirements primarily include the payment of dividends to shareholders and interest and principal on debt obligations. The declaration and payment of future dividends to shareholders will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to UIH without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2012 and 2011, the Insurance Entities did not pay dividends to UIH.

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

Effective July 1, 2010, we elected to classify our securities investment portfolio as trading. Accordingly, purchases and sales of investment securities are included in cash flows from operations beginning July 1, 2010. We generated $142.0 million from operating activities for the year ended December 31, 2012 compared to $110.1 million generated and $4.1 million used for the years ended December 31, 2011 and 2010. Cash flows generated from operating activities during the year ended December 31, 2012, includes proceeds from sales of investment securities, net of purchases of $16.0 million. The use of cash in operating activities during the year ended December 2010 reflects purchases of investment securities, net of proceeds from sales, of $68.7 million since July 1, 2010 when we transferred our securities from the available-for-sale classification to trading. Prior to July 1, 2010, proceeds from the sale, and purchases of securities were reflected in investing activities.

The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on the Insurance Entities’ and the our business, financial condition, results of operations and liquidity. See “Item 7. Management’s Discussion of Financial Condition and Results of Operations – 2012-2013 Reinsurance Program” for a discussion of our reinsurance programs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2012, we had total capital of $183.7 million comprised of shareholders’ equity of $163.5 million and total debt of $20.2 million. Our debt to total capital ratio and debt to equity ratio were 11.0% and 12.4%, respectively. At December 31, 2011, we had total capital of $171.7 million comprised of shareholders’ equity of $150 million and total debt of $21.7 million. Our debt to total capital ratio and debt to equity ratio were 12.6% and 14.5%, respectively.

The Insurance Entities are required annually to comply with the NAIC Risk-Based Capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2012, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities’ reported total adjusted capital was in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the OIR.

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

Prior to the execution of the addendum, UPCIC was in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. UPCIC currently remains in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) drops below a net written premium to surplus of 1:1 for three consecutive quarters beginning January 1, 2010 and drops below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; (vii) pays any dividend when principal or interest payments are past due under the surplus note; or (viii) fails to maintain a level of surplus sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually. As of December 31, 2012, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.

On December 14, 2012, we filed a shelf registration statement on Form S-3 with the SEC, registering (i) for issuance up to $100 million of common stock, preferred stock, debt securities, warrants, rights or depositary shares, or units consisting of any combination thereof and (ii) for resale up to 7 million shares of Common Stock owned by our former Chairman, President and Chief Executive Officer, Bradley I. Meier. The shelf registration statement is intended to give UIH additional flexibility to finance future business opportunities and support our insurance subsidiaries by accessing the capital markets in an efficient and cost effective manner. However, we have no present intention of offering any securities pursuant to this registration statement. We will not receive any proceeds from the sale of shares of Common Stock by Mr. Meier. Nevertheless, any such sales will increase our public float and, therefore, may increase our cost of capital or otherwise adversely affect our ability to access the capital markets.

Liability for Unpaid Losses and LAE

We are required to periodically estimate and reflect on our balance sheet the amount needed to pay losses and related loss adjustment expenses on reported and unreported claims. See Item 1- “Liability for Unpaid Losses and LAE” for a description of this process. The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in our consolidated financial statements for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$187,215	$158,929
Less reinsurance recoverable	(88,002)	(79,115)

Net balance at beginning of year	99,213	79,814
Incurred related to:
Current year	119,458	112,838
Prior years	6,729	11,471

Total incurred	126,187	124,309
Paid related to:
Current year	54,141	50,850
Prior years	59,433	54,060

Total paid	113,574	104,910

Net balance at end of year	111,826	99,213
Plus reinsurance recoverable	81,415	88,002

Balance at end of year	$193,241	$187,215

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

The following table provides total unpaid loss and LAE, net of related reinsurance recoverables (in thousands):

	Years Ended December 31,
	2012	2011
Unpaid Loss and LAE, net	$33,661	$29,894
IBNR loss and LAE, net	78,165	69,319

Total unpaid loss and LAE, net	$111,826	$99,213

Reinsurance recoverable on unpaid loss and LAE	$29,013	$30,068
Reinsurance recoverable on IBNR loss and LAE	52,402	57,934

Total reinsurance recoverable on unpaid loss and LAE	$81,415	$88,002

The table below illustrates the change over time of the direct reserves established for unpaid losses and LAE for the Insurance Entities (Liability for Unpaid Losses and LAE “re-estimates”) at the end of the last eleven calendar years through December 31, 2012 (in thousands):

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

	Years Ended December 31,
	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002

Balance Sheet Liability	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561	7,136	6,515
Cumulative paid as of:
One year later		125,735	107,091	88,363	70,058	52,638	42,533	79,226	66,020	3,660	4,161
Two years later			149,494	122,459	91,255	71,171	54,774	103,201	80,684	4,742	4,669
Three years later				142,049	106,011	78,284	64,732	111,610	92,262	5,198	4,767
Four years later					114,609	86,197	69,212	118,312	94,705	5,994	4,903
Five years later						89,460	73,878	122,377	97,367	6,259	5,019
Six years later							76,172	126,831	98,828	6,431	5,028
Seven years later								128,809	101,029	6,458	5,138
Eight years later									101,907	6,473	5,139
Nine years later										6,478	5,151
Ten years later											5,151

Balance Sheet Liability	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561	7,136	6,515
One year later		206,655	181,207	143,037	107,670	80,081	68,107	118,689	74,207	6,375	6,520
Two years later			194,786	157,604	115,541	87,261	69,647	125,067	95,373	5,871	6,390
Three years later				166,189	122,050	90,881	73,650	124,039	101,312	6,398	6,084
Four years later					126,905	94,275	77,846	125,210	100,945	6,933	6,253
Five years later						95,545	78,891	129,916	101,571	7,170	6,312
Six years later							79,214	130,865	101,419	7,320	6,323
Seven years later								130,894	102,434	7,267	6,392
Eight years later									102,723	7,280	6,385
Nine years later										6,627	6,395
Ten years later											5,687

Cumulative redundancy (deficiency)		(19,440)	(35,857)	(38,994)	(38,972)	(26,779)	(29,760)	(64,039)	(45,162)	509	828

The following Liability for Unpaid Losses and LAE re-estimates table illustrates the change over time of the reserves, net of reinsurance, established for unpaid losses and LAE for the Insurance Entities at the end of the last eleven calendar years through December 31, 2012 (in thousands):

	Years Ended December 31,
	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Gross Reserves for Unpaid
Claims and Claims Expense	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561	7,136	6,515
Reinsurance Recoverable	81,415	88,002	79,115	62,899	43,375	37,557	32,314	60,785	56,110	6,018	5,233

Balance Sheet Liability	111,826	99,213	79,814	64,296	44,558	31,209	17,140	6,070	1,451	1,118	1,282
Cumulative paid as of:
One year later		59,228	54,056	43,859	34,168	23,698	20,026	12,813	1,117	718	660
Two years later			71,079	60,917	44,011	31,737	23,354	23,725	11,331	822	753
Three years later				66,619	51,090	34,457	26,945	25,388	21,569	915	777
Four years later					51,690	38,160	28,573	27,909	22,944	1,027	838
Five years later						36,837	30,659	29,365	25,269	1,053	881
Six years later							28,866	31,356	26,543	1,081	882
Seven years later								29,445	28,502	1,084	904
Eight years later									28,752	1,086	904
Nine years later										1,087	906
Ten years later											906

Balance Sheet Liability	111,826	99,213	79,814	64,296	44,558	31,209	17,140	6,070	1,451	1,118	1,282
One year later		105,942	91,280	70,482	53,233	37,576	29,196	25,261	4,191	1,296	1,512
Two years later			95,265	78,102	55,027	39,958	30,528	30,932	22,727	1,175	1,448
Three years later				79,641	58,488	39,468	31,319	31,165	28,226	1,309	1,370
Four years later					58,548	41,376	31,355	31,476	28,579	1,370	1,467
Five years later						40,414	32,232	31,657	28,656	1,395	1,480
Six years later							30,891	32,473	28,648	1,403	1,483
Seven years later								31,082	29,449	1,441	1,484
Eight years later									29,501	1,443	1,481
Nine years later										1,394	1,483
Ten years later											1,483

Cumulative redundancy (deficiency)		(6,725)	(15,451)	(15,344)	(13,985)	(9,186)	(13,696)	(24,941)	(27,921)	(43)	108
Percent		–6.8%	–19.4%	–23.9%	–31.4%	–29.4%	–79.9%	–410.9%	–1924.3%	–3.8%	8.4%
Gross Re-estimated Liability-Latest		206,655	194,786	166,189	126,905	95,545	79,214	130,894	102,723	6,627	5,687
Re-estimated Recovery-Latest		100,713	99,521	86,548	68,357	55,131	48,323	99,812	73,222	5,233	4,204

Net Re-estimated Liability-Latest		105,942	95,265	79,641	58,548	40,414	30,891	31,082	29,501	1,394	1,483
Gross cumulative redundancy (deficiency)		(19,440)	(35,857)	(38,994)	(38,972)	(26,779)	(29,760)	(64,039)	(45,162)	509	828

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

The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2012	2011

Loss Ratio(1)
UPCIC	65%	75%
APPCIC	23%	28%
Expense Ratio(1)
UPCIC	39%	42%
APPCIC	32%	21%
Combined Ratio(1)
UPCIC	104%	117%
APPCIC	55%	49%

(1)	The ratios are net of reinsurance, including catastrophe reinsurance premiums which comprise a significant cost, and inclusive of LAE. The expense ratios include management fees and commission paid to an affiliate of the Insurance Entities in the amount of $63.8 million and $58.9 million for UPCIC for the years ended December 31, 2012 and 2011, respectively and $473 thousand and $4 thousand for the years ended December 31, 2012 and 2011, respectively for APPCIC. The fees and commission paid to the affiliate are eliminated in consolidation.

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

On December 3, 2012, the agency affirmed UPCIC’s Financial Stability Rating® of A. A Financial Stability Rating® of A is the third highest of six possible rating levels. According to the agency, A ratings are assigned to insurers that have “…exceptional ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels.” The rating of UPCIC is subject to at least annual review by, and may be revised upward or downward or revoked at the sole discretion of the agency.

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

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Unpaid losses and LAE, direct	$193,241	$139,133	$42,513	$9,662	$1,933
Long-term debt	23,325	1,391	3,643	3,545	14,746
Operating leases	606	28	578	—	—
Employment Agreements(1)	12,198	8,447	3,751	—	—

Total contractual obligations	$229,370	$148,999	$50,485	$13,207	$16,679

(1)	These amounts represent minimum salaries, which may be subject to annual percentage increases, non-equity incentive compensation based on pre-tax or net income levels, and fringe benefits based on the remaining term of employment agreements we have with our executives.

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

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. Our primary market risk exposures are related to our investment portfolio and include interest rates, and equity and commodity prices. We also have exposure to our debt obligations in the form of a surplus note. The surplus note, as previously described in “Item 7 -Liquidity and Capital Resources,” accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Investments held for trading are carried on the balance sheet at fair value with changes recorded in earnings. Our investment trading portfolio as of December 31, 2012 was comprised primarily of debt and equity securities and also includes non-hedging derivatives and physical positions in precious metals. See Note 3- Investments to our Notes to Consolidated Financial Statements for a schedule of investment holdings as of December 31, 2012 and 2011.

Our investments have been, and may in the future be, subject to significant volatility. Our investment objective is to maintain liquidity and minimize risk. Our investment strategy includes maintaining investments to support unpaid losses and loss adjustment expenses for our insurance subsidiaries in accordance with guidelines established by insurance regulators.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The following table provides cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments held as of the periods presented (in thousands):

	As of December 31, 2012
	Amortized Cost							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	Total

US government and agency obligations	—	$35	$143	—	—	$3,014	$3,192	$4,009
Average interest rate	—	0.25%	1.25%	—	—	1.85%	1.81%	1.82%

	As of December 31, 2011
	Amortized Cost							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	Total

US government and agency obligations	$171	—	—	—	—	$3,008	$3,179	$3,801
Average interest rate	4.09%	—	—	—	—	1.85%	1.97%	1.97%

United States government and agency securities are rated Aaa by Moody’s Investors Service, Inc. and AA+ by Standard and Poor’s Company.

Equity and Commodity Price Risk

Equity and commodity price risk is the potential for loss in fair value of investments in common stock, exchange traded funds (ETF), and mutual funds from adverse changes in the prices of those instruments.

The following table provides information about the investments in our trading portfolio subject to price risk as of the periods presented (in thousands).

	As of December 31, 2012		As of December 31, 2011
	Fair Value	Percent	Fair Value	Percent
Common stock:
Metals and mining	26,130	30.6%	38,816	40.5%
Other	19,083	22.4%	11,944	12.5%
Exchange-traded and mutual funds:
Metals and mining	21,989	25.8%	25,997	27.1%
Agriculture	10,265	12.0%	16,878	17.6%
Energy	5,068	5.9%	—	—
Indices	2,506	2.9%	1,710	1.8%
Non-hedging derivative asset (liability), net	(21)	0.0%	123	0.1%
Other investments(1)	317	0.4%	371	0.4%

Total equities securities	$85,337	100.0%	$95,839	100.0%

(1)	Other investments represent physical metals that we hold in our trading portfolio.

A hypothetical decrease of 20% in the market prices of each of the equity and commodity securities held at December 31, 2012 and 2011, would have resulted in a decrease of $17.1 million and $19.2 million, respectively, in the fair value of the equity securities portfolio.

Item 8.	Financial Statements and supplementary data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC
Chicago, Illinois
March 8, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors

Universal Insurance Holdings, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Blackman Kallick, LLP

Chicago, Illinois
March 23, 2012

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$347,392	$229,685
Restricted cash and cash equivalents	33,009	78,312
Fixed maturities, at fair value	4,009	3,801
Equity securities, at fair value	85,041	95,345
Prepaid reinsurance premiums	239,921	243,095
Reinsurance recoverable	89,191	85,706
Reinsurance receivable, net	24,334	55,205
Premiums receivable, net	50,125	45,828
Receivable from securities sold	1,096	9,737
Other receivables	2,017	2,732
Property and equipment, net	8,968	7,116
Deferred policy acquisition costs, net	17,282	12,996
Income taxes recoverable	2,594	—
Deferred income tax asset, net	19,178	22,991
Other assets	1,578	1,477

Total assets	$925,735	$894,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$193,241	$187,215
Unearned premiums	388,071	359,842
Advance premium	15,022	19,390
Accounts payable	4,368	4,314
Bank overdraft	25,994	25,485
Payable for securities purchased	1,275	1,067
Reinsurance payable, net	85,259	87,497
Income taxes payable	699	12,740
Other liabilities and accrued expenses	28,071	24,780
Long-term debt	20,221	21,691

Total liabilities	762,221	744,021

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares - 1,000
Issued shares - 108
Outstanding shares - 108
Minimum liquidation preference, $2.66 per share
Common stock, $.01 par value	419	411
Authorized shares - 55,000
Issued shares - 41,889 and 41,100
Outstanding shares - 40,871 and 40,082
Treasury shares, at cost - 1,018	(3,101)	(3,101)
Additional paid-in capital	38,684	36,536
Retained earnings	127,511	116,158

Total stockholders’ equity	163,514	150,005

Total liabilities and stockholders’ equity	$925,735	$894,026

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$780,128	$721,462	$666,309
Ceded premiums written	(517,604)	(512,979)	(466,694)

Net premiums written	262,524	208,483	199,615
Change in net unearned premium	(31,404)	(9,498)	(29,172)

Premiums earned, net	231,120	198,985	170,443
Net investment income (expense)	441	788	992
Net realized gains (losses) on investments	(11,943)	2,350	27,692
Net change in unrealized gains (losses) on investments	9,443	(18,410)	1,754
Net foreign currency gains (losses) on investments	22	1,532	1,122
Commission revenue	20,383	19,507	17,895
Policy fees	14,475	15,298	15,149
Other revenue	5,998	5,811	4,876

Total premiums earned and other revenues	269,939	225,861	239,923

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	126,187	124,309	113,355
General and administrative expenses	91,193	67,834	64,290

Total operating costs and expenses	217,380	192,143	177,645

INCOME BEFORE INCOME TAXES	52,559	33,718	62,278
Income taxes, current	18,434	23,152	26,854
Income taxes, deferred	3,813	(9,543)	(1,560)

Income taxes, net	22,247	13,609	25,294

NET INCOME	$30,312	$20,109	$36,984

Basic earnings per common share	$0.76	$0.51	$0.95

Weighted average common shares outstanding - Basic	39,614	39,184	39,113

Fully diluted earnings per common share	$0.75	$0.50	$0.91

Weighted average common shares outstanding - Diluted	40,616	40,442	40,579

Cash dividend declared per common share	$0.46	$0.32	$0.32

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010
Net income	$30,312	$20,109	$36,984
Change in net unrealized gains (losses) on investments, net of tax	—	—	(564)

Comprehensive Income	$30,312	$20,109	$36,420

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(in thousands)

	Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Grantor Trust Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2009	40,215	109	402	1	36,667	84,100	564	(511)	(7,949)	113,274
Stock option exercises	1,995	—	20	—	2,935	—	—	511	(7,878)	(4,412)
Restricted stock awards	300	—	3	—	(3)	—	—	—	—	—
Preferred stock conversion	1	(1)	—	—	—	—	—	—	—	—
Retirement of treasury shares	(2,104)	—	(21)	—	(12,697)	—	—	—	12,718	—
Stock-based compensation	—	—	—	—	2,962	—	—	—	—	2,962
Net income	—	—	—	—	—	36,984	—	—	—	36,984
Prior period adjustment(1)					(288)	288	—	—	—	—
Excess tax benefit, net(2)	—	—	—	—	4,099	—	—	—	—	4,099
Declaration of dividends	—	—	—	—	—	(12,553)	—	—	—	(12,553)
AFS securities adjustment, net(3)	—	—	—	—	—	—	(967)	—	—	(967)
Reclassify AFS to earnings, net(4)	—	—	—	—	—	—	403	—	—	403

Balance, December 31, 2010	40,407	108	404	1	33,675	108,819	—	—	(3,109)	139,790
Stock option exercises	160	—	2	—	(169)	—	—	—	(263)	(430)
Restricted stock awards	600	—	6	—	(6)	—	—	—	—	—
Other	3	—	—	—	—	—	—	—	—	—
Retirement of treasury shares	(70)	—	(1)	—	(8)	—	—	—	271	262
Stock-based compensation	—	—	—	—	2,849	—	—	—	—	2,849
Net income	—	—	—	—	—	20,109	—	—	—	20,109
Excess tax benefit, net(2)	—	—	—	—	195	—	—	—	—	195
Declaration of dividends	—	—	—	—	—	(12,770)	—	—	—	(12,770)

Balance, December 31, 2011	41,100	108	411	1	36,536	116,158	—	—	(3,101)	150,005
Stock option exercises	285	—	3	—	667	—	—	—	(583)	87
Restricted stock awards	650	—	7	—	(7)	—	—	—	—	—
Retirement of treasury shares	(146)	—	(2)	—	(581)	—	—	—	583	—
Stock-based compensation	—	—	—	—	3,829	—	—	—	—	3,829
Net income	—	—	—	—	—	30,312	—	—	—	30,312
Other	—	—	—	—	—	(3)	—	—	—	(3)
Excess tax benefit (shortfall), net(2)	—	—	—	—	(1,760)	—	—	—	—	(1,760)
Declaration of dividends	—	—	—	—	—	(18,956)	—	—	—	(18,956)

Balance, December 31, 2012	41,889	108	$419	$1	$38,684	$127,511	$—	$—	$(3,101)	$163,514

(1)	Represents a correction of a posting error made in prior years to deferred income tax in connection with stock-based compensation.
(2)	Excess tax benefits are related to stock-based compensation.
(3)	Net of tax of benefit of $604 thousand.
(4)	Net of tax expense of $253 thousand.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net Income	$30,312	$20,109	$36,984
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	319	653	1,315
Depreciation	840	639	831
Amortization of stock-based compensation	3,830	2,848	2,962
Net realized (gains) losses on investments	11,943	(2,350)	(27,692)
Net change in unrealized (gains) losses on investments	(9,443)	18,410	(1,754)
Net foreign currency (gains) losses on investments	(23)	(1,532)	(1,143)
Amortization of premium/accretion of discount, net	(4)	203	545
Deferred income taxes	3,813	(9,543)	(1,333)
Excess tax (benefits) shortfall from stock-based compensation	1,760	(195)	(4,099)
Other	6	(17)	(627)
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	45,304	(64,372)	5,175
Prepaid reinsurance premiums	3,174	(22,009)	(20,792)
Reinsurance recoverables	(3,485)	(6,154)	12,265
Reinsurance receivables, net	30,871	(17,598)	3,575
Premiums receivable, net	(4,589)	(2,855)	(7,574)
Accrued investment income	325	—	—
Other receivables	360	129	2,810
Income taxes recoverable	(2,594)	—	3,212
Deferred policy acquisition costs, net	(4,286)	(3,550)	19
Purchase of trading securities	(343,962)	(801,704)	(617,994)
Proceeds from sales of trading securities	360,000	921,625	549,305
Other assets	331	(726)	(779)
Unpaid losses and loss adjustment expenses	6,026	28,286	31,731
Unearned premiums	28,229	31,508	49,964
Accounts payable	54	547	595
Reinsurance payable, net	(2,237)	11,944	(38,733)
Income taxes payable	(13,801)	4,653	12,012
Other liabilities and accrued expenses	3,292	1,630	2,399
Advance premium	(4,368)	(450)	2,761

Net cash provided by (used in) operating activities	141,997	110,129	(4,060)
Cash flows from investing activities:
Proceeds from sale of property and equipment	28	64	32
Purchase of property and equipment	(2,726)	(2,395)	(1,714)
Purchases of fixed maturities, available-for-sale	—	—	(129,141)
Proceeds from sales of fixed maturities, available-for-sale	—	—	116,238
Purchases of equity securities, available for sale	—	—	(80,730)
Proceeds from sales of equity securities, available for sale	—	—	70,681

Net cash used in investing activities	(2,698)	(2,331)	(24,634)
Cash flows from financing activities:
Bank overdraft increase	509	2,455	2,733
Preferred stock dividend	(287)	(20)	(20)
Common stock dividend	(18,669)	(12,750)	(12,533)
Issuance of common stock	207	5	14
Payments related to tax withholding for share-based compensation	(121)	(172)	(4,292)
Excess tax benefits (shortfall) from stock-based compensation	(1,760)	195	4,099
Repayments of debt	(1,471)	(1,471)	(1,471)

Net cash used in financing activities	(21,592)	(11,758)	(11,470)

Net increase (decrease) in cash and cash equivalents	117,707	96,040	(40,164)
Cash and cash equivalents at beginning of period	229,685	133,645	173,809

Cash and cash equivalents at end of period	$347,392	$229,685	$133,645

Supplemental cash flow disclosures:
Interest	$414	$856	$805
Income taxes	$28,151	$19,081	$11,163

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations, Basis of Presentation and Consolidation

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH and its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the (“Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in seven states as of December 31, 2012, including Florida, which comprises the vast majority of the Company’s in-force policies. See NOTE 5, INSURANCE OPERATIONS, for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and the investment of available funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of UIH and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

To conform to current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary areas of estimate are the recognition of premium revenues, liabilities for unpaid losses and loss adjustment expenses, provision for premium deficiency and reinsurance. Actual results could differ from those estimates.

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

Restricted Cash and Cash Equivalents. The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal separately on the face the Consolidated Balance Sheets. See below in this Note 2 and Note 5 – INSURANCE OPERATIONS for a discussion of the nature of the restrictions.

Investment Securities, Trading. Investment securities held in the Company’s trading portfolio consist of both debt and equity securities. Investment securities held in trading are recorded at fair value on the consolidated balance sheet, with unrealized gains and losses reported in current period earnings. All investment securities held by the Company as of December 31, 2012 and 2011 were held in the trading portfolio.

Gains and losses realized on the disposition of investment securities held in trading are determined on the first-in-first-out basis (“FIFO”) and credited or charged to income. Premium and discount on investment securities held in trading are amortized and accreted using the interest method and charged or credited to investment income.

Investment Securities, Available for Sale. Investment securities available for sale consisted of both debt and equity securities. Investment securities available for sale were recorded at fair value on the consolidated balance sheet. Subsequent to July 1, 2010, the Company did not hold any securities available for sale. Unrealized gains and losses on securities available for sale were excluded from earnings and reported as a component of other comprehensive income, net of related deferred taxes until reclassified to earnings upon the consummation of sales transaction with an unrelated third party or when the decline in fair value was deemed other than temporary.

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

Gains and losses realized on the disposition of investment securities available for sale were determined on the first-in-first-out basis (“FIFO”) and credited or charged to income. Premium and discount on investment securities were amortized and accreted using the interest method and charged or credited to investment income.

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

Premiums Receivable. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience. As of December 31, 2012 and 2011, the Company had recorded allowances for doubtful accounts in the amounts of $530 thousand and $715 thousand, respectively.

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

Deferred Policy Acquisition Costs. Certain costs incurred in connection with the acquisition and renewal of insurance business are deferred and amortized over the terms of the policies to which they are related. A portion of reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies. Deferred policy acquisition costs and deferred ceding commissions are netted for balance sheet presentation purposes.

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

Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2012 and 2011.

Reinsurance. In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring (ceding) certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company remains responsible for insured losses in the event of the failure of any reinsurer to make payments otherwise due to the Company. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company. Allowances are established for amounts deemed uncollectible.

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

The Company maintains depository relationships with SunTrust Bank and Wells Fargo Bank N.A., and other banking institutions and invests excess cash with custodial institutions that invest primarily in money market accounts consisting of short-term U.S. Treasury securities. These accounts are held primarily by the Institutional Trust & Custody division of U.S. Bank and SunTrust Bank Escrow Services. The Company reduces the risk of loss from bank failures by minimizing amounts held in excess of $250 thousand in depository accounts.

Restricted cash and cash equivalents are maintained in money market accounts consisting of U.S. Treasury and government agency securities.

The following table presents the amount of cash and cash equivalents as of the periods presented (in thousands):

	Cash and cash equivalents
	As of December 31, 2012				As of December 31, 2011
Institution	Cash	Money Market Funds	Total	% by institution	Cash	Money Market Funds	Total	% by institution
U. S. Bank IT&C	$—	$40,463	$40,463	11.6%	$—	$40,474	$40,474	17.6%
SunTrust Bank	773	1,055	1,828	0.5%	1,629	—	1,629	0.7%
SunTrust Bank Escrow Services	—	300,843	300,843	86.6%	—	182,701	182,701	79.5%
Wells Fargo Bank N.A.	1,991	3	1,994	0.6%	1,244	14	1,258	0.6%
All Other Banking Institutions	1,796	468	2,264	0.7%	1,739	1,884	3,623	1.6%

Total	$4,560	$342,832	$347,392	100.0%	$4,612	$225,073	$229,685	100.0%

The following table presents the amount of restricted cash and cash equivalents as of the periods presented (in thousands):

	Restricted cash and cash equivalents
	As of December 31, 2012				As of December 31, 2011
Institution	Funds held in Trust(1)	State Deposits	Total	% by institution	Funds held in Trust(1)	State Deposits	Total	% by institution
U. S. Bank IT&C	$—	$800	$800	2.4%	$—	$800	$800	1.0%
Bank of New York Mellon Trust Co.(1)	—	—	—	—	30,220	—	30,220	38.6%
Florida Department of Financial Services	—	32,209	32,209	97.6%	—	47,292	47,292	60.4%

Total	$—	$33,009	$33,009	100.0%	$30,220	$48,092	$78,312	100.0%

(1)	Amounts held in trust include collateral contributed by UIH in connection with reinsurance contracts entered into between UPCIC and a segregated account owned and maintained by UIH.

All debt securities owned by the Company as of December 31, 2012 and 2011 are direct obligations of the United States Treasury.

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

In order to reduce credit risk for amounts due from reinsurers, the Insurance Entities seek to do business with financially sound reinsurance companies and regularly evaluate the financial strength of all reinsurers used. Everest Reinsurance Company, the reinsurer to which the Insurance Entities ceded the most risk through May 31, 2012, has the following ratings from each of the rating agencies: A+ from A.M. Best Company; A+ from Standard and Poor’s Rating Services; and Aa3 from Moody’s Investors Service, Inc. Odyssey Reinsurance Company, the reinsurer to which the Insurance Entities cede the most risk effective June 1, 2012, has the following ratings from each of the rating agencies: A from A.M. Best Company; A- from Standard and Poor’s Rating Services; and A3 from Moody’s Investors Service, Inc.

The following table presents the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the periods presented (in thousands):

	As of
Reinsurer	December 31, 2012	December 31, 2011
Everest Reinsurance Company	$44,392	$264,997
Florida Hurricane Catastrophe Fund	31,970	30,422
Odyssey Reinsurance Company	192,096	—

Total(1)	$268,458	$295,419

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses, net of offsetting reinsurance payables.

Share-based Compensation. The Company accounts for share-based compensation based on the estimated grant-date fair value. The Company recognizes these compensation costs in general and administrative expenses and generally amortizes them on a straight-line basis over the requisite service period of the award, which is the vesting term. Individual tranches of performance-based awards are amortized separately since the vesting of each tranche is subject to independent annual measures. The fair value of stock option awards are estimated using the Black-Scholes option pricing model with the grant-date assumptions discussed in Note 9. The fair value of the restricted share grants are determined based on the market price on the date of grant.

Statutory Accounting. UPCIC and APPCIC prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the Office of Insurance Regulation of Florida. Effective January 1, 2001, the Office of Insurance Regulation of Florida required that insurance companies domiciled in Florida prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the Office of Insurance Regulation of Florida. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2012 and 2011 and the results of operations and cash flows, for the years ended December 31, 2012, 2011 and 2010, have been determined in accordance with statutory accounting principles, but adjusted to U.S. GAAP for purposes of these financial statements. The statutory accounting principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from U.S. GAAP.

New Accounting Pronouncements

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

In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the FASB ASC. This updated guidance increases the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income (the approach currently used in the Company’s financial statements), or two separate but consecutive statements. This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. This guidance had no impact, as the presentation of the Company’s financial statements and notes herein had been consistent with this standard as updated.

NOTE 3 – INVESTMENTS

The following table provides the Company’s investment holdings by type of instrument as of the periods presented (in thousands):

	As of December 31, 2012			As of December 31, 2011
	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value
Cash and cash equivalents(1)	$347,392	$347,392	$347,392	$229,685	$229,685	$229,685
Restricted cash and cash equivalents	33,009	33,009	33,009	78,312	78,312	78,312
Trading portfolio:
Debt securities:
U.S. government obligations and agencies	3,192	4,009	4,009	3,179	3,801	3,801
Equity securities:
Common stock:
Metals and mining	26,630	26,130	26,130	50,121	38,816	38,816
Energy	10,914	10,868	10,868	6,077	4,999	4,999
Other	8,152	8,215	8,215	8,044	6,945	6,945
Exchange-traded and mutual funds:
Metals and mining	21,748	21,989	21,989	28,311	25,997	25,997
Agriculture	10,303	10,265	10,265	17,781	16,878	16,878
Energy	4,939	5,068	5,068	—	—	—
Indices	2,588	2,506	2,506	2,006	1,710	1,710
Non-hedging derivative asset (liability), net(2)	69	(21)	(21)	357	123	123
Other investments(3)	517	317	317	517	371	371

Total trading portfolio investments	89,052	89,346	89,346	116,393	99,640	99,640

Total investments	$469,453	$469,747	$469,747	$424,390	$407,637	$407,637

(1)	Cash and cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury or money-market accounts that invest in direct obligations of the U.S. Treasury.
(2)	Derivatives are included in Other assets and Other liabilities and accrued expenses in the Consolidated Balance Sheets.
(3)	Other investments represent physical metals held by the Company and are included in Other assets in the Consolidated Balance Sheets.

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 16 – FAIR VALUE MEASUREMENTS.

The following table provides net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash and cash equivalents(1)	$705	$568	$99
Debt securities	66	494	969
Equity securities	566	421	558

Total investment income	1,337	1,483	1,626
Less investment expenses	(896)	(695)	(634)

Net investment (expense) income	$441	$788	$992

(1)	Includes interest earned on restricted cash and cash equivalents.

Trading Portfolio

The following table provides the effect of trading activities on the Company’s results of operations for the periods presented by type of instrument and by line item in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2012	2011	2010
Realized gains (losses) on investments:
Debt securities	$—	$(3,206)	$3,041
Equity securities	(12,286)	5,816	18,906
Derivatives (non-hedging instruments)(1)	343	(260)	—

Total realized gains (losses) on trading portfolio	(11,943)	2,350	21,947
Change in unrealized gains (losses) on investments:
Debt securities	195	8,472	(7,850)
Equity securities	9,158	(26,762)	10,519
Derivatives (non-hedging instruments)(1)	145	25	(259)
Other	(55)	(145)	—

Total change in unrealized gains (losses) on trading portfolio	9,443	(18,410)	2,410

Net gains (losses) recognized on trading securities	$(2,500)	$(16,060)	$24,357

(1)	This table provides the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.

Securities Available- for- Sale

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

Year Ended December 31, 2010
Sales proceeds (fair value)	$195,329
Gross realized gains	$9,090
Gross realized losses	$(938)
Other than temporary losses	$(2,408)

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

NOTE 4 – REINSURANCE

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. The Company’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company also remains responsible for the settlement of insured losses in the event of the failure of any of its reinsurers to make payments otherwise due to the Company. See Note 1, SIGNIFICANT ACCOUNTING POLICIES – Concentrations of Credit Risk), for amounts due from our largest reinsurers as of December 31, 2012

The estimated insured value of the Company’s in-force policyholder coverage for windstorm exposures as of December 31, 2012, was approximately $127.0 billion.

The Company has reduced the percentage of premiums ceded by UPCIC to its quota share reinsurer to 45% under the reinsurance program which became effective June 1, 2012, from 50% under the prior year quota share contract effective June 1, 2011 through May 31, 2012. The Company’s intent is to increase its profitability over the contract term by ceding 5% less premium to its quota share reinsurer. This reduction of cession rate also decreases the amount of losses and loss adjustment expenses that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, as of December 31, 2012, that is a component of net deferred policy acquisition costs.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	Year Ended December 31, 2012
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$780,128	$751,899	$249,064
Ceded	(517,604)	(520,779)	(122,877)

Net	$262,524	$231,120	$126,187

	Year Ended December 31, 2011
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$721,462	$689,955	$245,335
Ceded	(512,979)	(490,970)	(121,026)

Net	$208,483	$198,985	$124,309

	Year Ended December 31, 2010
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$666,309	$616,345	$229,044
Ceded	(466,694)	(445,902)	(115,689)

Net	$199,615	$170,443	$113,355

The following prepaid reinsurance premiums and reinsurance recoverables are reflected in the Consolidated Balance Sheets as of the periods presented (in thousands):

	As of December 31,
	2012	2011
Prepaid reinsurance premiums	$239,921	$243,095

Reinsurance recoverable on unpaid losses and LAE	$81,415	$88,002
Reinsurance recoverable on paid losses	7,776	(2,296)
Reinsurance receivables, net	24,334	55,205

Reinsurance recoverables and receivables	$113,525	$140,911

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

Under the T25 arrangement, effective June 1, 2012 through May 31, 2013, under an underlying excess catastrophe contract, UPCIC obtained catastrophe coverage of 45% of $75 million in excess of $75 million and 55% of $105 million in excess of $45 million covering certain loss occurrences including hurricanes. Under this T25 agreement, T25 retains a maximum, pre-tax liability of $91.5 million for the first catastrophic event up to $1.733 billion of losses. UPCIC is required to make premium installment payments aggregating $72.981 million to T25, subject to the terms of the agreement. Through capital contributions made to T25 by UIH, T25 contributes an amount equal to its liability for losses, net of UPCIC’s required premium payments and expenses thereon, to a trust account as collateral. The trust account is funded with the required collateral and invested in a cash reserve fund. The amounts held in the cash reserve fund are included in restricted cash and cash equivalents in our Condensed Consolidated Balance Sheets. The collateral is available to be used to pay any claims that may arise from the occurrence of covered events. The collateral is required to be held in trust for the benefit of UPCIC until the occurrence of a covered event or expiration or termination of the agreement between T25 and UPCIC. UIH has no requirement to fund T25 in the event losses exceed the amount of collateral held in trust.

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

The T25 agreement effective June 1, 2012 through May 31, 2013 was terminated effective December 31, 2012, pursuant to the terms of the agreement. In connection with the termination of the agreement, the affiliates agreed to release funds held in trust due to the beneficiary (i.e., the Insurance Entities) and the balance to the grantor (i.e., UIH) in December 2012. See “Note 18. SUBSEQUENT EVENTS” for information about a replacement contract entered into by the Company with non-affiliated third parties.

NOTE 5 – INSURANCE OPERATIONS

The Company’s primary product is homeowners insurance currently offered by APPCIC in one state (Florida) and by UPCIC in seven states, including Florida.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	December 31, 2012	December 31, 2011

Percentage of Policies-In-Force:
In Florida	96%	98%
With wind coverage	98%	98%
With wind coverage in South Florida(1)	28%	32%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	For the years ended December 31,
	2012	2011	2010
DPAC, beginning of year(1)	$50,200	$50,127	$43,971
Capitalized Costs	107,180	114,358	100,615
Amortization of DPAC	(102,949)	(107,003)	(94,459)

DPAC, end of year	$54,431	$57,482	$50,127

DRCC, beginning of year(1)	$38,845	$40,682	$34,507
Ceding Commissions Written	85,063	89,330	82,568
Earned Ceding Commissions	(86,759)	(85,526)	(76,393)

DRCC, end of year	$37,149	$44,486	$40,682

DPAC (DRCC), net, beginning of year(1)	$11,355	$9,445	$9,464
Capitalized Costs, net	22,117	25,028	18,047
Amortization of DPAC (DRCC), net	(16,190)	(21,477)	(18,066)

DPAC (DRCC), net, end of year	$17,282	$12,996	$9,445

(1)	The beginning balances for the twelve months ended December 31, 2012 have been adjusted in connection with the adoption of the FASB’s updated guidance related to deferred acquisition costs as discussed below.

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

Liability for Unpaid Losses and Loss Adjustment Expenses

The Insurance Entities establish liabilities for unpaid losses and loss adjustment expenses on reported and unreported claims of insured losses. These liability estimates are based on known facts and interpretation of factors such as claim payment patterns, loss payments, pending levels of unpaid claims, product mix and industry experience. The establishment of appropriate liabilities, including liabilities for catastrophes, is an inherently uncertain process. Management regularly updates its estimates as new facts become known and further events occur which may impact the resolution of unsettled claims.

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company’s policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During the twelve-month periods ended December 31, 2012, 2011 and 2010, the Company did not experience any significant effects from catastrophic events. Management continuously evaluates alternative business strategies to more effectively manage the Company’s exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 4.

Management believes that the liabilities for claims and claims expense as of December 31, 2012 are appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company’s financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company’s financial statements.

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011

Balance at beginning of year	$187,215	$158,929
Less reinsurance recoverable	(88,002)	(79,115)

Net balance at beginning of year	99,213	79,814

Incurred related to:
Current year	119,458	112,838
Prior years	6,729	11,471

Total incurred	126,187	124,309

Paid related to:
Current year	54,141	50,850
Prior years	59,433	54,060

Total paid	113,574	104,910

Net balance at end of year	111,826	99,213
Plus reinsurance recoverable	81,415	88,002

Balance at end of year	$193,241	$187,215

The liability for unpaid losses and loss adjustment expenses includes increases of $6.7 million and $11.5 million in 2012 and 2011, respectively, in response to reserve development on prior accident years. The reserve development for 2012 was primarily the result of actual loss development on prior accident year non-catastrophe homeowners’ losses and higher than expected adjusting and other expenses.

Regulatory Requirements and Restrictions

The Insurance Entities, are subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”). These standards require the subsidiaries to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding year end. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

Based on the 2011 statutory net income and statutory capital and surplus levels, UPCIC and APPCIC did not have the capacity to pay ordinary dividends during 2012. No dividends were paid from UPCIC or APPCIC to their parent company during the years ended December 31, 2012, 2011 and 2010. Dividends paid to the shareholders of UIH are paid from the equity of UIH not from the surplus of the Insurance Entities.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of statutory capital and surplus, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the periods presented (in thousands):

	As of December 31,
	2012	2011
Ten percent of total liabilities
UPCIC	$39,260	$37,063
APPCIC	$694	$97

Statutory capital and surplus
UPCIC	$134,034	$122,956
APPCIC	$14,330	$9,378

At such dates in the table above, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

Through Universal Insurance Holding Company of Florida, Insurance Entities’ parent company, UIH recorded capital contributions for the periods presented (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Capital Contributions	$28,550	$49,000	30,000

UPCIC and APPCIC are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2012, based on calculations using the appropriate NAIC RBC formula, UPCIC’s and APPCIC’s reported total adjusted capital was in excess of the requirements.

The Company is required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the periods presented (in thousands):

	As of December 31, 2012	As of December 31, 2011
Restricted cash and cash equivalents	$33,009	$48,092
Investments	$4,009	$3,801

In November 2012, the Florida Insurance Guaranty Association (“FIGA”) Board of Directors determined the need for an emergency assessment upon its member companies. The assessment was 0.9% of each respective member’s Florida net direct premiums for calendar year 2011. The Insurance Entities’ participation in this assessment totaled $6.3 million based on 2011 net direct premiums generated in Florida of approximately $704.8 million. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, the Insurance Entities’ recorded this assessment as an expense during the year ended December 31, 2012 and will begin to recoup the assessment beginning February 1, 2013.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented (in thousands):

	As of December 31,
	2012	2011
Land	$1,287	$1,287
Building	6,508	3,407
Construction in progress	—	1,889
Computers	568	230
Furniture	1,043	923
Automobiles and other vehicles	2,183	1,339
Software	1,772	1,601

Total cost	13,361	10,676
Less: accumulated depreciation	(4,393)	(3,560)

Property and equipment, net	$8,968	$7,116

Depreciation and amortization was $840 thousand, $639 thousand and $831 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table provides realized gains (losses) on the disposal of property and equipment for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Realized gain (loss) on disposal	$(6)	$17	$(13)

NOTE 7 – LONG-TERM DEBT

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the SBA under the ICBUI Program. Under the ICBUI program, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current statutory capital and surplus of UPCIC to approximately $134 million as of December 31, 2012.

The surplus note is scheduled to be fully repaid on December, 31, 2026 and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC was required to pay interest only. The effective interest rate paid on the surplus note was 1.96%, 3.77% and 3.35% for years ended December 31, 2012, 2011 and 2010, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of $1.5 million, $1.5 million and $1.5 million were made during the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, the balances due under the surplus note are shown in the Company’s Consolidated Balance Sheets as Long-Term Debt with carrying values of $20.2 million and $21.7 million, respectively. The surplus note calls for serial maturities due through 2026.

The following table provides an estimate of principal payments to be made for the amount due on the surplus note as of December 31, 2012 (in thousands):

2013	$1,471
2014	1,471
2015	1,471
2016	1,471
2017	1,471
Thereafter	12,866

Total	$20,221

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

Prior to the effective date of the addendum, UPCIC was in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. UPCIC currently remains in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) drops below a net written premium to surplus ratio of 1:1 for three consecutive quarters beginning January 1, 2010 and drops below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010; (iii) fails to submit quarterly filings to the OIR; (iv) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (v) misuses proceeds of the surplus note; (vi) makes any misrepresentations in the application for the program; (vii) pays any dividend when principal or interest payments are past due under the surplus note; or (viii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually.

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. As of December 31, 2012, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC was not subject to increases in interest rates.

Interest Expense

Interest expense, comprised primarily of interest on the surplus note, was $414 thousand, $856 thousand, and $862 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Cumulative Convertible Preferred Stock

As of December 31, 2012 and 2011, the Company had shares outstanding of Series A and Series M Cumulative Convertible Preferred Stock (“Preferred Stock”). Each share of Series A and Series M Preferred Stock is convertible by the Company into shares of Common Stock.

The following table provides certain information for each series of convertible preferred stock as of the periods presented (in thousands, except conversion factor):

	As of December 31, 2012			As of December 31, 2011
	Series A	Series M	Total	Series A	Series M	Total
Shares issued and outstanding	20	88	108	20	88	108
Conversion factor	2.50	5.00	NM	2.50	5.00	NM
Common shares resulting if converted	50	438	488	50	438	488

NM - Not meaningful.

The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. During 2012, 2011 and 2010, respectively, the Company declared and paid aggregate dividends of $20 thousand to holders of record of the Company’s Series A Preferred Stock.

During the year ended December 31, 2010, shareholders converted 950 shares of Series M Preferred Stock into shares of Common Stock. The Company erroneously used the wrong conversion factor of 1.25 resulting in an issuance of 1,188 shares during the year ended December 31, 2010. This error was discovered during the year ended December 31, 2011 resulting in an additional issuance of 3,562 shares resulting from the conversion using a factor of 5.00. There were no conversions during the years ended December 31, 2012 and 2011.

During 2012, the Company declared and paid aggregate dividends of $267 thousand to holders of record of the Company’s Series M Preferred Stock.

Common Stock

The following table summarizes the activity relating to shares of the Company’s Common Stock during the periods presented (in thousands):

	Issued Shares	Treasury Shares	Shares Held in Trust	Outstanding Shares
Balance, as of December 31, 2009	40,215	(1,809)	(631)	37,775

Preferred stock conversion	1	—	—	1
Options exercised	1,995	(1,314)	631	1,312
Shares cancelled	(2,104)	2,104	—	—
Restricted stock grant	300	—	—	300

Balance, as of December 31, 2010	40,407	(1,019)	—	39,388

Options exercised	160	(70)	—	90
Shares cancelled	(70)	70	—	—
Restricted stock grant	600	—	—	600
Other adjustments	3	1	—	4

Balance, as of December 31, 2011	41,100	(1,018)	—	40,082

Options exercised	285	(146)	—	139
Shares cancelled	(146)	146	—	—
Restricted stock grant	650	—	—	650

Balance, as of December 31, 2012	41,889	(1,018)	—	40,871

Dividends Declared

The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the year ended December 31,
	2012		2011		2010
	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount	Per Share Amount	Aggregate Amount
First Quarter	$0.10	$4,012	$0.10	$3,939	$0.12	$4,700
Second Quarter	$0.08	$3,214	$—	$—	$0.10	$3,917
Third Quarter	$0.08	$3,270	$0.08	$3,199	$—	$—
Fourth Quarter	$0.20	$8,174	$0.14	$5,611	$0.10	$3,917

Applicable provisions of the Delaware General Corporation Law may affect the ability of the Company to declare and pay dividends on its Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Moreover, the ability of the Company to pay dividends, if and when declared by its Board of Directors, may be restricted by regulatory limits on the amount of dividends, which the Insurance Entities are permitted to pay the Company.

Restrictions limiting the payment of dividends by UIH

UIH pays dividends to shareholders, which are funded by premiums earned on reinsurance contracts entered into with the Insurance Entities, earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally there are no restrictions for UIH limiting the payment of dividends. However, UIH’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UIH. See Note 5, INSURANCE OPERATIONS, for a discussion of these restrictions. As of December 31, 2012, 100 percent of the Insurance Entities’ net assets were restricted. There are no such restrictions for UIH’s non-insurance consolidated subsidiaries. Notwithstanding the restriction on the net assets of the Insurance Entities, UIH received distributions from the earnings of its non-insurance consolidated subsidiaries of $40.2 million, $89.3 million and $30.5 million and made capital contributions to the Insurance Entities of $28.6 million, $49.0 million and $30.0 million, during the years ended December 31, 2012, 2011 and 2010, respectively. The Company prepares and files a consolidated federal tax return for UIH and its consolidated subsidiaries with all U.S. GAAP tax related entries recorded on the books of UIH. Since the U.S. GAAP tax related entries are not recorded at the subsidiary level, the Company does not have the ability to produce the amount of net assets for each of its subsidiaries in accordance with U.S. GAAP.

NOTE 9 – SHARE-BASED COMPENSATION

Equity Compensation Plan

On October 13, 2009, the Company’s Board of Directors approved, and recommended that the Company’s stockholders approve, the 2009 Omnibus Incentive Plan (“Incentive Plan”). On November 16, 2009, the Company’s stockholders approved the Incentive Plan by written consent.

An aggregate of 1.8 million shares of Common Stock was initially reserved for issuance and available for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, non-vested shares of Common Stock (“Restricted Stock”), restricted stock units, performance share or unit awards, other share-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates. The Incentive Plan also provides for awards that are intended to qualify as “performance-based compensation” in order to preserve the deductibility of such compensation by the Company under Section 162(m) of the Internal Revenue Code.

At the 2011 Annual Meeting of Shareholders held on May 11, 2011, shareholders voted to approve the recommendation of the Company’s Board of Directors to amend the Incentive Plan. The Incentive Plan allows for amendments which are intended for the plan to remain a flexible and effective source of incentive compensation in terms of the number of shares of stock available for awards, in terms of its design, as well as whether it generally conforms with the best practices in today’s business environment. Significant aspects of the amendment include: an increase of 2.4 million in the shares reserved for grant, an adjustment to the annual maximum awards limits, a prohibition against re-pricing of options and stock appreciation rights without shareholder approval, and an addition of specific elements to the performance goals.

At the 2012 Annual Meeting of Shareholders held on June 8, 2012, shareholders voted to approve the recommendation of the Company’s Board of Directors to amend the Incentive Plan (Second Amendment). Significant aspects of the Second Amendment include: an increase of 3 million in the shares reserved for grant, an extension of the term, an expansion of the list of performance goals, a provision for recovery compensation in connection with financial restatements, and certain modifications in order to provide internal consistency.

As of December 31, 2012, 1,850 thousand shares remained reserved for issuance and were available for awards under the Incentive Plan.

The following table provides certain information related to stock options and restricted stock during the year ended December 31, 2012 (in thousands, except per share data):

	Year Ended December 31, 2012
	Stock Options				Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	6,720	$4.78			801	$5.67
Granted	500	3.51			650	3.37
Forfeited	(30)	4.70			—	—
Exercised(1)	(285)	2.35			n/a	n/a
Vested	n/a	n/a			(299)	5.69
Expired	(1,575)	6.50			n/a	n/a

Outstanding as of December 31, 2012(2)	5,330	$4.29	$2,126	3.0	1,152	$4.37

Exercisable as of December 31, 2012	4,417	$4.34	$1,691	2.3

(1)	Unless otherwise specified, such as in the case of the exercise of stock options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE MKT LLC. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(2)	All shares outstanding as of December 31, 2012 are expected to vest.

n/a - Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Compensation expense:
Stock options	$1,188	$1,450	$2,109
Restricted stock	2,642	1,398	853

Total	$3,830	$2,848	$2,962

Deferred tax benefits:
Stock options	$458	$559	$814
Restricted stock	468	315	329

Total	$926	$874	$1,143

Realized tax benefits:
Stock options	$168	$195	$4,650
Restricted stock	291	—	(324)

Total	$459	$195	$4,326

Excess tax benefits(shortfall):
Stock options	$(1,618)	$195	$4,289
Restricted stock	(142)	—	(190)

Total	$(1,760)	$195	$4,099

Weighted average fair value per share:
Stock option grants	$0.87	$1.67	$1.46
Restricted stock grants	$3.37	$5.61	$5.84
Intrinsic value of options exercised	$437	$507	$12,055
Fair value of restricted stock vested	$1,164	$540	$723
Cash received for strike price and tax withholdings	$652	$204	$278
Shares acquired through cashless exercise(1)	147	70	1,314
Value of shares acquired	$583	$263	$7,878

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both stock options and restricted stock (dollars in thousands):

	As of December 31, 2012
	Stock Options	Restricted Stock
Unrecognized expense	$824	$2,737
Weighted average remaining years	1.0	1.5

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

The following table provides the assumptions utilized in the Black-Scholes model for stock options granted during the periods presented:

	Year Ended December 31,
	2012	2011	2010
Weighted-average risk-free interest rate	0.62%	1.34%	0.91%
Expected term of option in years	4.25	3.92	2.13
Weighted-average volatility	48.4%	58.5%	59.6%
Dividend yield	11.4%	8.9%	9.8%
Weighted average grant date fair value per share	$0.87	$1.67	$1.46

On September 4, 2012, the Company granted stock options for an aggregate 500 thousand shares of Common Stock to the Company’s Senior Vice President and Chief Operating Officer (“COO”) in consideration for services rendered pursuant to terms of an employment agreement and to provide the COO with a continued incentive to share in the success of the Company. The options have an exercise price of $3.51, expire on September 4, 2019 and vest over two years as follows: options for 250 thousand shares on the one year anniversary of the grant date and options for 250 thousand shares on the two year anniversary of the grant date.

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

On May 19, 2010, the Company granted options to purchase an aggregate of 1,315 thousand shares of Common Stock to the Company’s directors (225 thousand shares), executive officers (775 thousand shares) and management (315 thousand shares) of which 50% of the options vested immediately and 50% vested on May 19, 2011. The options have an exercise price of $4.87 per share and expire on May 19, 2015. The options granted to the Company’s President and Chief Executive Officer and to the Company’s COO are only exercisable on such date or dates as the fair market value, as defined in 2009 Omnibus Incentive Plan, of the Company’s Common Stock is and has been at least one-hundred fifty percent (150%) of the exercise price for the previous twenty (20) consecutive trading days.

On February 2, 2010, the Company granted stock options for an aggregate 350 thousand shares of Common Stock to the COO in consideration for services rendered pursuant to terms of an employment agreement and to provide the COO with a continued incentive to share in the success of the Company. The options have an exercise price of $5.84, expire on February 2, 2015 and vest over two years as follows: options for 150 thousand shares on the grant date; options for 100 thousand shares on the one year anniversary of the grant date and options for 100 thousand shares on the two year anniversary of the grant date.

Restricted Stock Grants

Restricted stock grants are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements and or to provide to those employees with a continued incentive to share in the success of the Company. Non-vested shares (“restricted stock”) generally vest over a three year service period commencing on the grant date.

Effective August 23, 2012, the Company issued 650 thousand shares of restricted Common Stock at a price of $3.37 per share to its COO. The stock vests cumulatively over a three-year period as follows: 38.5 percent, 77 percent and 100 percent, respectively, on January 1, 2013, January 1, 2014 and December 31, 2014.

The Company issued 600 thousand shares of performance-based restricted common stock at a price of $5.61 per share to its COO. Shares of 200 thousand vest on each of the first, second and third anniversary of the grant date which was March 28, 2011, subject to shareholder approval and annual performance criteria. This grant was not effective until shareholder approval which took place May 11, 2011.

Effective February 2, 2010, the Company issued 300 thousand shares of restricted Common Stock at a price of $5.84 per share to its COO. The stock vests cumulatively over a three-year period as follows: 33 percent, 66 percent and 100 percent, respectively, on the first, second and third anniversaries of the issue date.

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

The plan titled the “Universal Property & Casualty 401(K) Profit Sharing Plan and Trust” (“401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or loss. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution that does not exceed five percent of their compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2012, 2011 and 2010.

The Company accrued for aggregate contributions of approximately $598 thousand, $542 thousand and $624 thousand to the 401(k) Plan during the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2012	2011	2010
Claims adjusting fees	$623	$753	$480

There were no amounts due to or from Downes and Associates as of December 31, 2012 and 2011. Payments due to Downes and Associates are generally made in the month the services are provided.

NOTE 12 – INCOME TAXES

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented:

	For the years ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.6%	0.6%	0.3%
Disallowed compensation	3.2%	2.3%	1.3%
State income tax, net of federal tax benefit(1)	3.6%	3.6%	3.6%
Other, net(2)	(0.1%)	(1.1%)	0.4%

Effective tax rate	42.3%	40.4%	40.6%

(1)	Included in income tax is Florida income tax at a statutory rate of 5.5%.
(2)	Other represents true-ups recorded upon completion of prior years tax returns, partially offset by estimates of penalties and interest for current year underpayment of estimated taxes.

Deferred income taxes represent the temporary differences between the GAAP and tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows as of the periods presented (in thousands):

	As of December 31,
	2012	2011
Deferred income tax assets:
Unearned premiums	$11,430	$9,007
Advanced premiums	1,132	1,451
Unpaid losses and LAE	3,449	3,139
Regulatory assessments	2,447	—
Stock-based compensation	3,048	4,341
Accrued wages	778	958
Allowance for uncollectible receivables	205	276
Additional tax basis of securities	573	2,407
Change in unrealized losses on investments	2,782	6,425

Total deferred income tax assets	25,844	28,004

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(6,666)	(5,013)

Total deferred income tax liabilities	(6,666)	(5,013)

Net deferred income tax asset	$19,178	$22,991

A valuation allowance is deemed unnecessary as of December 31, 2012 and 2011, respectively, because management believes it is probable that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Liabilities for unrecognized tax benefits, if any, are recorded in accordance with issued FASB guidance on Accounting for Uncertainty in Income Taxes. The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The Company filed a consolidated federal income tax return for the fiscal years ended December 31, 2011, 2010, and 2009 and intends to file the same for the year ended December 31, 2012. The tax allocation agreements between the Company and the Insurance Entities provide that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transaction of the statutory financial statements to a U.S. GAAP basis.

Tax years that remain open for purposes of examination of its income tax liability due to taxing authorities, include the years ended December 31, 2011 and 2010.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator for EPS:
Net income	$30,312	$20,109	$36,984
Less: Preferred stock dividends	(287)	(20)	(20)

Income available to common stockholders	$30,025	$20,089	$36,964

Denominator for EPS:
Weighted average common shares outstanding	39,614	39,184	39,113
Plus: Assumed conversion of stock-based compensation(1)	513	770	977
Assumed conversion of preferred stock	489	488	489

Weighted average diluted common shares outstanding	40,616	40,442	40,579

Basic earnings per common share	$0.76	$0.51	$0.95
Diluted earnings per common share	$0.75	$0.50	$0.91

Weighted average number of antidilutive shares	818	2,553	1,941

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods presented (in thousands):

	Year Ended December 30, 2010
	Pretax	Tax	After-tax
Net unrealized gains on available-for-sale investments arising during the periods	$4,983	$(1,925)	$3,058

Less: realized gains on investments	5,744	(2,216)	3,528

Less: reclassification of unrealized losses relating to the reclassification of investment portfolio to trading from available-for-sale	(656)	253	(403)

Less: realized foreign currency gains on investments	809	(312)	497

Change in net unrealized gains (losses) on available-for-sale investments	(914)	350	(564)

Other comprehensive income (loss)	$(914)	$350	$(564)

There were no amounts of other comprehensive income for the years ended December 31, 2012 and 2011 and there were no amounts of accumulated other comprehensive income as of December 31, 2012 and 2011.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2012
2013	$309
2014	226
2015	71

Total	$606

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

In November 2012, a lawsuit was filed against the Insurance Entities and the Company’s wholly-owned subsidiary Blue Atlantic Reinsurance Corporation by one of the Insurance Entities’ reinsurers over a disagreement as to certain provisions of a Right of First Refusal Agreement relating to reinsurance contracts that may be entered into with any other party or parties that would be effective on or after January 1, 2012. In the filed lawsuit, the reinsurer seeks certain injunctive relief and liquidated damages of $13.0 million. The Court has ruled against the reinsurer as to the injunctive relief it sought. While the Company believes it has a meritorious defense in the dispute and fully anticipates satisfactory resolution, it is possible that the lawsuit could result in a loss to the Company for which an amount or range of amounts is impossible to estimate at this time. The ultimate resolution of the matter and the date thereof, is not yet determinable.

NOTE 16 – FAIR VALUE MEASUREMENTS

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of the periods presented (in thousands):

	Fair Value Measurements As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$347,392	$—	$—	$347,392
Restricted cash and cash equivalents	33,009	—	—	33,009
Trading portfolio:
Debt securities:
US government obligations and agencies	—	4,009	—	4,009
Equity securities:
Common stock:
Metals and mining	26,130	—	—	26,130
Energy	10,868	—	—	10,868
Other	8,215	—	—	8,215
Exchange traded and mutual funds:
Metals and mining	21,989	—	—	21,989
Agriculture	10,265	—	—	10,265
Energy	5,068	—	—	5,068
Indices	2,506	—	—	2,506
Non-hedging derivative liability, net(2)	—	(21)	—	(21)
Other investments	317	—	—	317

Total trading portfolio investments	$85,358	$3,988	$—	$89,346

Total investments	$465,759	$3,988	$—	$469,747

	Fair Value Measurements As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$229,685	$—	$—	$229,685
Restricted cash and cash equivalents	78,312	—	—	78,312
Trading portfolio:
Debt securities:
US government obligations and agencies	174	3,627	—	3,801
Equity securities:
Common stock:
Metals and mining	38,816	—	—	38,816
Energy	4,999	—	—	4,999
Other	6,927	18	—	6,945
Exchange traded and mutual funds:
Metals and mining	25,997	—	—	25,997
Agriculture	16,878	—	—	16,878
Indices	1,710	—	—	1,710
Non-hedging derivative asset		123	—	123
Other investments	371	—	—	371

Total trading portfolio investments	$95,872	$3,768	$—	$99,640

Total investments	$403,869	$3,768	$—	$407,637

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands):

	As of December 31, 2012
	Carrying value	(Level 3) Estimated Fair Value
Liabilities:
Long-term debt	$20,221	$18,057

	As of December 31, 2011
	Carrying value	(Level 3) Estimated Fair Value
Liabilities:
Long-term debt	$21,691	$18,775

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

NOTE 17 – QUARTERLY RESULTS FOR 2012 AND 2011 (UNAUDITED)

The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2012
Net premiums earned	$48,640	$55,694	$59,512	$67,274
Investment income	(36)	(16)	215	$278
Total revenues	60,247	59,928	74,537	$75,227
Total expenses	44,018	46,936	60,563	$65,863
Net income	9,873	7,777	8,256	$4,406
Basic earnings per share	0.24	0.20	0.21	$0.11
Diluted earnings per share	0.24	0.19	0.20	$0.11

For the year ended December 31, 2011
Net premiums earned	$48,004	$49,524	$49,634	$51,823
Investment income	257	(21)	122	430
Total revenues	64,333	53,672	49,413	58,443
Total expenses	41,257	40,551	48,170	62,165
Net income	13,898	7,549	975	(2,313)
Basic earnings per share	0.35	0.19	0.02	(0.06)
Diluted earnings per share	0.34	0.19	0.02	(0.06)

The improvement of $6.7 million in the fourth quarter results of 2012 compared to 2011 is attributable to several factors including an increase in revenues of $16.8 million comprised mostly of improvements in net earned premiums of $15.5 million. The increase in revenues also includes improved performance of the investment trading portfolio of $1.9 million. The improvement in net earned premiums reflects a reduction in the amount of ceded premiums under the quota-share reinsurance contract for the 2012-2103 reinsurance program as well as the benefit of premium rate increases over the past 12 months. There was also a benefit to earnings from the reduction in losses and loss adjustment expenses of $8.7 million. These improvements were partially offset by an increase in general and administrative expenses of $12.4 million, including a $6.3 million FIGA assessment which will be recovered over a 12-month period beginning February 1, 2013 and an increase in charges of $2.3 million related to policy acquisition costs. There were also increases in compensation, insurance and legal fees of $ 1.7 million, $1.0 million and $398 thousand, respectively. The effective tax rate increased to 52.9% compared to 37.8% due to a relative increase in the amount of non-deductible compensation recorded in the fourth quarter of 2012 compared to 2011.

NOTE 18 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2012 except for the following.

Effective January 1, 2013, the T25 contract (described in Note 4 – REINSURANCE) was subsequently replaced at identical limits and retentions as the prior agreement with unaffiliated third party reinsurers as an open market purchase. Effective January 1, 2013 through May 31, 2013, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of 45% of $75 million in excess of $75 million and 55% of $105 million in excess of $45 million covering certain loss occurrences including hurricanes. The total cost of this reinsurance coverage is $2.7 million.

On February 8, 2013, the Company declared a dividend of $0.08 per share on its outstanding Common Stock to be paid on April 5, 2013, to the shareholders of record at the close of business on March 14, 2013.

Effective February 22, 2013, Bradley I. Meier resigned as Chairman, President and Chief Executive Officer of the Company to pursue opportunities outside the residential homeowners insurance industry. Also effective February 22, 2013, Sean P. Downes became the President and Chief Executive Officer of the Company and Jon W. Springer became the Senior Vice President and Chief Operating Officer of the Company.

The Company’s investment committee authorized management in March 2013, to engage an investment advisor specializing in the insurance industry, to manage the Company’s investment portfolio. The Company seeks to maintain a more traditional insurance company investment portfolio which we expect will provide a more stable stream of investment income and reduce the effects of market volatility. Management currently anticipates the majority of the portfolio will be available for sale with changes in fair value reflected in stockholders’ equity with the exception of any other than temporary impairments which are reflected in earnings.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Plante & Moran, PLLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The auditor’s attestation report on management’s assessment of the Company’s internal control over financial reporting is presented above at “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding Certain Relationships and Related Transactions, and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding Principal Accountant Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon filed with this report:

Report of Independent Registered Public Accounting Firm (Plante & Moran, PLLC).

Report of Independent Registered Public Accounting Firm (Blackman Kallick, LLP)

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(3)	EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended(14)

3.2	Registrant’s Amended and Restated Bylaws(3)

3.3	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994(2)

3.4	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997(1)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998(2)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000(2)

3.7	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001(2)

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005(8)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007(8)

4.1	Form of Common Stock Certificate(14)

10.1	The Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan(15)*

10.2	Employment Agreement, dated as of May 1, 1997, by and between the Company and Bradley I. Meier(1)*

10.3	Employment Agreement, dated as of January 1, 2005, by and between the Company and Sean Downes(14)*

10.4	Employment Agreement, dated as of September 30, 2010, by and between the Company and George R. De Heer(10)*

10.5	Amendment to Employment Agreement of Bradley I. Meier, dated March 21, 2007(4)*

10.6	Amendment to Employment Agreement of Sean P. Downes, dated March 21, 2007(4)*

10.7	Addendum No. 1 to the Downes Employment Agreement, dated May 22, 2006(14)*

10.8	Addendum No. 8 to the Meier Employment Agreement, dated July 12, 2007(5)*

10.9	Addendum No. 2 to the Downes Employment Agreement, dated July 12, 2007(5)*

10.10	Addendum No. 9 to Meier Employment Agreement, dated December 5, 2008(6)*

10.11	Addendum No. 3 to Downes Employment Agreement, dated December 5, 2008(6)*

10.12	Addendum to No. 4 to Downes Employment Agreement, dated February 4, 2010(9)*

10.13	Addendum to No. 10 to Meier Employment Agreement, dated December 6, 2010(11)*

10.14	Non-Qualified Stock Option Agreement, dated February 4, 2010, by and between the Company and Sean P. Downes(9)*

10.15	Restricted Stock Award Agreement, dated February 4, 2010, by and between the Company and Sean P. Downes(9)*

10.16	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Bradley I. Meier(5)*

10.17	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Sean P. Downes(5)*

10.18	Director Services Agreement, dated July 12, 2007, by and between the Company and Norman M. Meier(5)*

10.19	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Norman M. Meier(5)*

10.20	Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler(5)*

10.21	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler(5)*

10.22	Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz(5)*

10.23	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz(5)*

10.24	Director Services Agreement, dated July 12, 2007, by and between the Company and Reed J. Slogoff(5)*

10.25	Non-Qualified Stock Option Agreement, dated July 12, 2007, by and between the Company and Reed J. Slogoff(5)*

10.26	Performance-Based Restricted Stock Award, dated March 28, 2011, by and between the Company and Sean P. Downes(13)*

10.27	Stock Option Agreement, dated December 21, 2001, by and between the Company and Bradley I. Meier(12)*

10.28	Amendment to Employment Agreement, dated August 23, 2012, by and between the Company and Bradley I. Meier(17)

10.29	Amendment to Employment Agreement, dated August 23, 2012, by and between the Company and Sean P. Downes(17)

10.30	Restricted Stock Award Agreement dated August 27, 2012, by and between the Company and Sean P. Downes(17)

10.31	Form of Non-qualified Stock Option Agreement by and between the Company and Sean P. Downes(17)

10.32	Form of Indemnification Agreement(18)

10.33	Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997(1)

10.34	Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and The State Board of Administration of Florida (“SBA”)(7)

10.35	Addendum No. 1 to the Surplus Note between the Company and SBA(7)

10.36	Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company(7)

10.37	Independent Adjusting Firm Agreement between the Company and Downes and Associates(7)

16.1	Letter to the Securities and Exchange Commission from Blackman Kallick, LLP dated July 1, 2012(16)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Exhibit Numbers 10.1-10.32 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
**	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 13, 1997, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 9, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2008.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2009.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-163564) filed with the Securities and Exchange Commission on December 8, 2009.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2010.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2010.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2010.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-174125) filed with the Securities and Exchange Commission on May 11, 2011.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on May 12, 2011.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on June 14, 2012.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on July 5, 2012.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on August 29, 2012.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on November 15, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: March 8, 2013	By:	/s/ Sean P. Downes
Sean P. Downes, President and Chief Executive Officer

		By:	/s/ George R. De Heer
George R. De Heer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean P. Downes Sean P. Downes	President, Chief Executive Officer and Director	March 8, 2013

/s/ Jon W. Springer Jon W. Springer	Senior Vice President, Chief Operating Officer and Director	March 8, 2013

/s/ George R. De Heer George R. De Heer	Chief Financial Officer	March 8, 2013

/s/ Michael Pietrangelo Michael Pietrangelo	Director	March 8, 2013

/s/ Ozzie A. Schindler Ozzie A. Schindler	Director	March 8, 2013

/s/ Reed J. Slogoff Reed J. Slogoff	Director	March 8, 2013

/s/ Joel M. Wilentz Joel M. Wilentz	Director	March 8, 2013

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Universal Insurance Holdings, Inc. had no long term obligations, guarantees or material contingencies as of December 31, 2012 and 2011. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):

CONDENSED BALANCE SHEETS

	As of December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$17,733	$6,900
Restricted cash and cash equivalents	—	30,220
Investments in subsidiaries and undistributed earnings	121,496	94,249
Equity securities	13,944	15,553
Receivable from securities	175	1,019
Other receivables	2,602	—
Deferred income taxes	19,178	22,991
Other assets	329	324

Total assets	$175,457	$171,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$339	$160
Payable for securities	53	133
Income taxes payable	699	12,740
Other accrued expenses	10,852	8,218

Total liabilities	11,943	21,251

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares - 1,000
Issued shares - 108
Outstanding shares - 108
Minimum liquidation preference - $2.66 per share
Common stock, $.01 par value	419	411
Authorized shares - 55,000
Issued shares - 41,889 and 41,100
Outstanding shares - 40,871 and 40,082
Treasury shares, at cost - 1,018 shares	(3,101)	(3,101)
Additional paid-in capital	38,684	36,536
Retained earnings	127,511	116,158

Total stockholders’ equity	163,514	150,005

Total liabilities and stockholders’ equity	$175,457	$171,256

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2012	2011 (Restated, see Note 1)	2010
PREMIUMS EARNED AND OTHER REVENUES
Assumed premiums written	$10,686	$20,703	$4,534
Increase (decrease) in unearned assumed premiums	—	—	7,292

Premiums earned, net	10,686	20,703	11,826
Net investment income	25	54	42
Net realized gains (losses) on investments	(1,880)	(1,186)	1,379
Net change in unrealized gains (losses) on investments	1,162	(3,009)	223
Management fee	142	142	41
Total premiums earned and other revenues	10,135	16,704	13,511

OPERATING COSTS AND EXPENSES
General and administrative expenses	25,051	20,830	20,417

Total operating cost and expenses	25,051	20,830	20,417

LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(14,916)	(4,126)	(6,906)
Benefit from income taxes	(6,312)	(1,667)	(2,664)

LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8,604)	(2,459)	(4,242)

Equity in net income of subsidiaries	38,916	22,568	41,226

CONSOLIDATED NET INCOME	$30,312	$20,109	$36,984

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011 (Restated, see Note 1)	2010 (Restated, see Note 1)
Cash flows from operating activities
Net Income	$30,312	$20,109	$36,984
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(38,916)	(22,568)	(41,226)
Amortization of stock-based compensation	3,830	2,848	2,962
Net realized (gains) losses on investments	1,880	1,186	(1,379)
Net change in unrealized (gains) losses on investments	(1,162)	3,009	(223)
Deferred income taxes	3,813	(9,543)	(1,333)
Excess tax benefits from stock-based compensation	1,760	(195)	(4,099)
Other	—	5	16
Net changes in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	30,220	(18,880)	5,175
Premiums receivable	—	—	8,721
Purchases of equity securities, trading	(58,836)	(77,691)	(12,760)
Proceeds from sale of equity securities, trading	60,379	66,526	10,897
Income taxes recoverable	(2,594)	—	3,212
Income taxes payable	(13,801)	4,653	12,012
Unearned premiums	—	—	(7,292)
Other operating assets and liabilities	2,911	1,405	604

Net cash provided by (used in) operating activities	19,796	(29,136)	12,271

Cash flows from investing activities:
Capital contributions to subsidiaries	(28,555)	(49,001)	(31,134)
Distribution of income from subsidiaries	40,222	89,322	30,455
Purchases of equity securities, available for sale	—	—	(3,578)
Proceeds from sale of equity securities, available for sale	—	—	10,702

Net cash provided by (used in) investing activities	11,667	40,321	6,445

Cash flows from financing activities:
Preferred stock dividend	(287)	(20)	(20)
Common stock dividend	(18,669)	(12,750)	(12,533)
Issuance of common stock	207	5	14
Payments related to tax withholding for share-based compensation	(121)	(172)	(4,293)
Excess tax benefits (shortfall) from stock-based compensation	(1,760)	195	4,099

Net cash provided by (used in) financing activities	(20,630)	(12,742)	(12,733)

Net increase (decrease) in cash and cash equivalents	10,833	(1,557)	5,983
Cash and cash equivalents at beginning of period	6,900	8,457	2,474

Cash and cash equivalents at end of period	$17,733	$6,900	$8,457

See accompanying notes to condensed financial statements

NOTE 1 – GENERAL

The financial statements of the Registrant should be read in conjunction with the consolidated financial statements in Item 8.

Nature of Operations and Basis of Presentation

Universal Insurance Holdings, Inc. (the “Company”), is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. The Company is an insurance holding company whose wholly-owned subsidiaries perform all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company and American Platinum Property and Casualty Insurance Company, collectively referred to as the (“Insurance Entities”), the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements.

The Company generates revenues from premiums earned on reinsurance contracts entered into with the Insurance Entities and earnings on investments. The Company also receives distributions of earnings from its insurance and non-insurance subsidiaries.

Certain amounts in the prior periods’ condensed financial statements have been corrected. In addition, certain amounts in the prior periods’ condensed financial statements have been reclassified in order to conform to current period presentation. Such corrections and reclassifications (“adjustments”) were of immaterial amounts and had no effect on net income or stockholders’ equity.

The following adjustments were made to the Condensed Statement of Income and the Condensed Statements of Cash Flows for the periods presented (in thousands):

RESTATED CONDENSED STATEMENT OF INCOME

	For the Year Ended December 31, 2011
	As Reported	Adjustments	As Adjusted
PREMIUMS EARNED AND OTHER REVENUES
Assumed premiums written	$20,703	$—	$20,703
(Increase) decrease in unearned assumed premiums	—	—	—

Premiums earned, net	20,703	—	20,703
Net investment income	54	—	54
Net realized gains (losses) on investments	(1,186)	—	(1,186)
Net change in unrealized gains (losses) on investments	(3,009)	—	(3,009)
Management fee	142	—	142
Commission revenue	—	—	—

Total premiums earned and other revenues	16,704	—	16,704

OPERATING COSTS AND EXPENSES
General and administrative expenses	20,830	—	20,830

Total operating cost and expenses	20,830	—	20,830

LOSS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(4,126)	—	(4,126)
Benefit from income taxes	(3,016)	1,349	(1,667)

LOSS BEFORE EQUITY IN NET INCOME FROM SUBSIDIARIES	(1,110)	(1,349)	(2,459)

Equity in net income for subsidiaries	21,219	1,349	22,568

CONSOLIDATED NET INCOME	$20,109	$—	$20,109

RESTATED CONDENSED STATEMENT OF CASH FLOWS

	For the Years Ended December 31, 2011
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net Income	$20,109	$—	$20,109
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(20,219)	(2,349)	(22,568)
Amortization of stock-based compensation	2,849	(1)	2,848
Net realized (gains) losses on investments	1,186	—	1,186
Net change in unrealized (gains) losses on investments	3,010	(1)	3,009
Deferred income taxes	(9,543)	—	(9,543)
Excess tax benefits from stock-based compensation	(195)	—	(195)
Other	5	—	5
Net changes in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	(18,880)	—	(18,880)
Purchases of equity securities, trading	(77,691)	—	(77,691)
Proceeds from sale of equity securities, trading	66,526	—	66,526
Income taxes payable	4,653	—	4,653
Other operating assets and liabilities	1,404	1	1,405

Net cash provided by (used in) operating activities	(27,182)	(1,954)	(29,136)

Cash flows from investing activities:
Capital contributions to subsidiaries	(49,001)	—	(49,001)
Distribution of income from subsidiaries	—	89,322	89,322

Net cash provided by (used in) investing activities	(49,001)	89,322	40,321

Cash flows from financing activities:
Preferred stock dividend	(20)	—	(20)
Common stock dividend	(12,750)	—	(12,750)
Issuance of common stock	5	—	5
Tax withholding payments related to stock-based compensation	(172)	—	(172)
Excess tax benefits from stock-based compensation	195	—	195
Transfers from subsidiaries	87,972	(87,972)	—

Net cash provided by (used in) financing activities	74,626	(87,368)	(12,742)

Net increase in cash and cash equivalents	(1,557)	—	(1,557)
Cash and cash equivalents at beginning of period	8,457	—	8,457

Cash and cash equivalents at end of period	$6,900	$—	$6,900

RESTATED CONDENSED STATEMENT OF CASH FLOWS (Continued)

	For the Years Ended December 31, 2010
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net Income	$36,984	$—	$36,984
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(41,226)	—	(41,226)
Amortization of stock-based compensation	2,962	—	2,962
Net realized (gains) losses on investments	(1,379)	—	(1,379)
Net change in unrealized (gains) losses on investments	(223)	—	(223)
Deferred income taxes	(1,333)	—	(1,333)
Excess tax benefits from stock-based compensation	(4,099)	—	(4,099)
Other	16	—	16
Net changes in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	5,175	—	5,175
Premiums receivable	8,721	—	8,721
Purchases of equity securities, trading	(12,760)	—	(12,760)
Proceeds from sale of equity securities, trading	10,897	—	10,897
Income taxes recoverable	3,212	—	3,212
Income taxes payable	12,012	—	12,012
Unearned premiums	(7,292)	—	(7,292)
Other operating assets and liabilities	604	—	604

Net cash provided by (used in) operating activities	12,271	—	12,271

Cash flows from investing activities:
Capital contributions to subsidiaries	(39,161)	8,027	(31,134)
Distribution of income from subsidiaries	—	30,455	30,455
Purchases of equity securities, available for sale	(3,578)	—	(3,578)
Proceeds from sale of equity securities, available for sale	10,702	—	10,702

Net cash provided by (used in) investing activities	(32,037)	38,482	6,445

Cash flows from financing activities:
Preferred stock dividend	(20)	—	(20)
Common stock dividend	(12,533)	—	(12,533)
Issuance of common stock	14	—	14
Tax withholding payments related to stock-based compensation	(4,293)	—	(4,293)
Excess tax benefits from stock-based compensation	4,099	—	4,099
Transfers from subsidiaries	38,482	(38,482)	—

Net cash provided by (used in) financing activities	25,749	(87,368)	(12,733)

Net increase in cash and cash equivalents	5,983	—	5,983
Cash and cash equivalents at beginning of period	2,474	—	2,474

Cash and cash equivalents at end of period	$8,457	$—	$8,457

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented (in thousands):

	Beginning Balance	Additions		Deductions	Ending Balance
		Charges to Earnings	Charges to Other Accounts
Description
Year Ended December 31, 2012:
Allowance for doubtful accounts	$715	319	—	504	$530

Year Ended December 31, 2011:
Allowance for doubtful accounts	$111	650	—	46	$715

Year Ended December 31, 2010:
Allowance for doubtful accounts	$2,702	1,305	—	3,896	$111

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE current year	Incurred Loss and LAE prior years	Paid Losses and LAE	Net Investment Income
2012	$193,241	$119,458	$6,729	$113,574	$441
2011	$187,215	$112,838	$11,471	$104,910	$788
2010	$158,929	$107,424	$5,931	$97,838	$992

	As of December 31,	For the Year Ended December 31,			As of December 31,
	Deferred Policy Acquisition Cost (DAC)	Amortization of DAC	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2012	$17,282	$(16,190)	$262,524	$231,120	$388,071
2011	$12,996	$(21,477)	$208,483	$198,985	$359,842
2010	$9,446	$(18,066)	$199,615	$170,443	$328,334

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2012, and the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Chicago, Illinois
March 8, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors

Universal Insurance Holdings, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011; such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein

/s/ Blackman Kallick, LLP

Chicago, Illinois
March 23, 2012