Form 10-Q
period 2013-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2013-05-07
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,694,948 shares of common stock, par value $0.01 per share, outstanding on April 30, 2013.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. (the “Company”) and its Subsidiaries as of March 31, 2013 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month period ended March 31, 2013. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements as of March 31, 2013 and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The condensed consolidated statements of income, comprehensive income and cash flows for the three-month period ended March 31, 2012 of the Company and its Subsidiaries were reviewed by other accountants whose report dated May 9, 2012, stated that based on their procedures, they were not aware of any material modifications that should be made to those financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Chicago, Illinois
May 7, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$482,876	$347,392
Restricted cash and cash equivalents	2,653	33,009
Fixed maturities (trading), at fair value	—	4,009
Equity securities (trading), at fair value	—	85,041
Fixed maturities (available for sale), at fair value	13,968	—
Prepaid reinsurance premiums	252,479	239,921
Reinsurance recoverable	87,231	89,191
Reinsurance receivable, net	4,480	24,334
Premiums receivable, net	50,832	50,125
Receivable from securities sold	21,991	1,096
Other receivables	2,269	2,017
Property and equipment, net	9,128	8,968
Deferred policy acquisition costs, net	17,377	17,282
Income taxes recoverable	1,977	2,594
Deferred income tax asset, net	15,322	19,178
Other assets	1,540	1,578

Total assets	$964,123	$925,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$182,528	$193,241
Unearned premiums	398,042	388,071
Advance premium	27,210	15,022
Accounts payable	4,316	4,368
Bank overdraft	27,068	25,994
Payable for securities purchased	—	1,275
Reinsurance payable, net	104,881	85,259
Income taxes payable	—	699
Dividends payable to shareholders	3,270	—
Other liabilities and accrued expenses	24,811	28,071
Long-term debt	19,853	20,221

Total liabilities	791,979	762,221

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares - 1,000
Issued shares - 108
Outstanding shares - 108
Minimum liquidation preference, $2.66 per share
Common stock, $.01 par value	417	419
Authorized shares - 55,000
Issued shares - 41,690 and 41,889
Outstanding shares - 40,672 and 40,871
Treasury shares, at cost - 1,018	(3,101)	(3,101)
Additional paid-in capital	38,631	38,684
Retained earnings	136,196	127,511

Total stockholders’ equity	172,144	163,514

Total liabilities and stockholders’ equity	$964,123	$925,735

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$204,139	$190,003
Ceded premiums written	(141,317)	(163,434)

Net premiums written	62,822	26,569
Change in net unearned premium	2,587	22,071

Premiums earned, net	65,409	48,640
Net investment income (expense)	12	(36)
Net realized gains (losses) on investments (trading)	(16,037)	(7,449)
Net change in unrealized gains (losses) on investments (trading)	7,874	9,187
Net foreign currency gains (losses) on investments	—	23
Commission revenue	4,986	4,541
Policy fees	3,687	3,901
Other revenue	1,524	1,440

Total premiums earned and other revenues	67,455	60,247

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	26,483	26,174
General and administrative expenses	21,210	17,844

Total operating costs and expenses	47,693	44,018

INCOME BEFORE INCOME TAXES	19,762	16,229
Income taxes, current	3,947	774
Income taxes, deferred	3,856	5,582

Income taxes, net	7,803	6,356

NET INCOME	$11,959	$9,873

Basic earnings per common share	$0.30	$0.24

Weighted average common shares outstanding - Basic	39,917	39,388

Fully diluted earnings per common share	$0.29	$0.24

Weighted average common shares outstanding - Diluted	41,199	40,544

Cash dividend declared per common share	$0.08	$0.10

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012

Net income	$11,959	$9,873
Change in net unrealized gains (losses) on available for sale investments, net of tax	—	—

Comprehensive income (loss)	$11,959	$9,873

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net Income	$11,959	$9,873
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	124	(80)
Depreciation	249	199
Amortization of stock-based compensation	1,168	1,012
Net realized (gains) losses on investments (trading)	16,037	7,449
Net change in unrealized (gains) losses on investments (trading)	(7,874)	(9,187)
Net foreign currency (gains) losses on investments	—	(23)
Amortization of premium/accretion of discount, net	42	3
Deferred income taxes	3,856	5,582
Excess tax (benefits) shortfall from stock-based compensation	151	142
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	30,356	30,134
Prepaid reinsurance premiums	(12,558)	(33,270)
Reinsurance recoverables	1,960	8,657
Reinsurance receivables, net	19,854	39,411
Premiums receivable, net	(830)	303
Accrued investment income	20	40
Other receivables	(273)	463
Income taxes recoverable	616	(1,070)
Deferred policy acquisition costs, net	(95)	1,198
Purchase of trading securities	(26,009)	(107,313)
Proceeds from sales of trading securities	80,670	119,686
Other assets	73	(55)
Unpaid losses and loss adjustment expenses	(10,712)	(14,915)
Unearned premiums	9,971	11,199
Accounts payable	(52)	750
Reinsurance payable, net	19,621	26,980
Income taxes payable	(850)	(12,331)
Other liabilities and accrued expenses	(3,259)	(1,274)
Advance premium	12,187	11,711
Transfer of investments to available for sale portfolio	4,009	—

Net cash provided by (used in) operating activities	150,411	95,274

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	18
Purchase of property and equipment	(409)	(1,542)
Purchases of fixed maturities, available for sale	(9,988)	—
Transfer of investments from trading securities portfolio	(4,009)	—

Net cash provided by (used in) investing activities	(14,406)	(1,524)
Cash flows from financing activities:
Bank overdraft increase	1,075	3,205
Preferred stock dividend	(5)	(254)
Common stock dividend	—	—
Issuance of common stock	—	91
Payments related to tax withholding for share-based compensation	(1,072)	—
Excess tax benefits (shortfall) from stock-based compensation	(151)	(142)
Repayments of debt	(368)	(367)

Net cash provided by (used in) financing activities	(521)	2,533

Net increase (decrease) in cash and cash equivalents	135,484	96,283
Cash and cash equivalents at beginning of period	347,392	229,685

Cash and cash equivalents at end of period	$482,876	$325,968

Supplemental cash flow disclosures:
Interest	$87	$105
Income taxes	$4,313	$14,170

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH and its wholly-owned subsidiaries (collectively, the “Company”) are a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the Insurance Entities, the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners insurance offered in seven states as of March 31, 2013, including Florida, which comprises the vast majority of the Company’s in-force policies. See Note 5, Insurance Operations, for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and the investment of available funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees collected from policy holders through the Company’s affiliated managing general agent.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 8, 2013. The condensed consolidated balance sheet at December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

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

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2012. The following are new or revised disclosures or disclosures required on a quarterly basis.

Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk, consisting principally of cash and cash equivalents, restricted cash and cash equivalents, debt securities, premiums receivable, prepaid reinsurance premiums, reinsurance receivable and reinsurance recoverable.

The Company maintains depository relationships with SunTrust Bank, Wells Fargo Bank N.A., and Deutsche Bank Securities, Inc. and invests excess cash with custodial institutions that invest primarily in money market accounts consisting of short-term U.S. Treasury securities. These accounts are held primarily by SunTrust Bank and Deutsche Bank Securities, Inc. The Company regularly evaluates the financial strength of the institutions with which it maintains depository relationships. SunTrust Bank has the following ratings from each of the rating agencies: BBB from Standard and Poor’s Rating Services and A3 from Moody’s Investors Service, Inc. Wells Fargo Bank N.A. has the following ratings from each of the rating agencies: AA- from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. Deutsche Bank Securities, Inc. has the following ratings from each of the rating agencies: A+ from Standard and Poor’s Rating Services and A2 from Moody’s Investors Service, Inc.

Restricted cash and cash equivalents are maintained in money market accounts consisting of U.S. Treasury and government agency securities.

The following table presents the amount of cash and cash equivalents as of the periods presented (in thousands):

	Cash and cash equivalents
	As of March 31, 2013				As of December 31, 2012
Institution	Cash	Money Market Funds	Total	% by institution	Cash	Money Market Funds	Total	% by institution
U. S. Bank IT&C	$—	$—	$—	—	$—	$40,463	$40,463	11.6%
SunTrust Bank	4,996	14,292	19,288	4.0%	773	1,055	1,828	0.5%
SunTrust Bank Escrow Services	—	449,928	449,928	93.1%	—	300,843	300,843	86.6%
Wells Fargo Bank N.A.	3,666	—	3,666	0.8%	1,991	3	1,994	0.6%
Deutsche Bank Securities, Inc.	433	9,561	9,994	2.1%	1,796	468	2,264	0.7%

Total	$9,095	$473,781	$482,876	100.0%	$4,560	$342,832	$347,392	100.0%

The following table presents the amount of restricted cash and cash equivalents as of the periods presented (in thousands):

	Restricted cash and cash equivalents
	As of March 31, 2013				As of December 31, 2012
Institution	Funds held in Trust	State Deposits	Total	% by institution	Funds held in Trust	State Deposits	Total	% by institution
U. S. Bank IT&C	$—	$800	$800	30.2%	$—	$800	$800	2.4%
Bank of New York Mellon Trust Co.	53	—	53	2.0%	—	—	—	—
Florida Department of Financial Services	—	1,800	1,800	67.8%	—	32,209	32,209	97.6%

Total	$53	$2,600	$2,653	100.0%	$—	$33,009	$33,009	100.0%

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

In order to reduce credit risk for amounts due from reinsurers, the Insurance Entities seek to do business with financially sound reinsurance companies and regularly evaluate the financial strength of all reinsurers used. Everest Reinsurance Company, the reinsurer to which the Insurance Entities ceded the most risk through May 31, 2012, has the following ratings from each of the rating agencies: A+ from A.M. Best Company; A+ from Standard and Poor’s Rating Services; and A1 from Moody’s Investors Service, Inc. Odyssey Reinsurance Company, the reinsurer to which the Insurance Entities cede the most risk effective June 1, 2012, has the following ratings from each of the rating agencies: A from A.M. Best Company; A- from Standard and Poor’s Rating Services; and A3 from Moody’s Investors Service, Inc.

The following table presents the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the periods presented (in thousands):

	As of
	March 31,	December 31,
Reinsurer	2013	2012
Everest Reinsurance Company	$35,812	$44,392
Florida Hurricane Catastrophe Fund	13,043	31,970
Odyssey Reinsurance Company	196,311	192,096

Total (1)	$245,166	$268,458

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported (“IBNR”) reserves, loss adjustment expenses, and offsetting reinsurance payables.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) updated its guidance to the Comprehensive Income Topic 220 of the FASB Accounting Standards Codification (“ASC”) and in February 2013, the FASB further amended such topic. This February 2013 guidance requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is to be applied prospectively to interim and annual reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance will result in additional disclosure but did not impact the Company’s results of operations, cash flows or financial position. The updated guidance provided by the FASB in June 2011 increases the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income (the approach currently used in the Company’s financial statements), or two separate but consecutive statements. This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption did not have an impact on the presentation of the Company’s financial statements and notes herein, as the Company has presented amounts of other comprehensive income consistent with this updated guidance.

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

During the three months ended March 31, 2013, the Company liquidated its trading portfolio of equity securities and transferred the fixed maturities that were outstanding at December 31, 2012 into its portfolio of securities available for sale effective March 1, 2013. The unrealized gain (loss) associated with the fixed maturities trading portfolio was recognized in earnings up to the date of transfer.

The following table presents the Company’s investment holdings by type of instrument as of the periods presented (in thousands):

	As of March 31, 2013			As of December 31, 2012
	Cost or			Cost or
	Amortized		Carrying	Amortized		Carrying
	Cost	Fair Value	Value	Cost (4)	Fair Value	Value
Cash and cash equivalents (1)	$482,876	$482,876	$482,876	$347,392	$347,392	$347,392
Restricted cash and cash equivalents	2,653	2,653	2,653	33,009	33,009	33,009
Trading portfolio:
Fixed maturities:
U.S. government obligations and agencies	—	—	—	3,192	4,009	4,009
Equity securities: (4)
Common stock:
Metals and mining	—	—	—	31,113	26,130	26,130
Energy	—	—	—	12,053	10,868	10,868
Other	—	—	—	8,416	8,215	8,215
Exchange-traded and mutual funds:
Metals and mining	—	—	—	22,687	21,989	21,989
Agriculture	—	—	—	10,705	10,265	10,265
Energy	—	—	—	4,992	5,068	5,068
Indices	—	—	—	2,827	2,506	2,506
Non-hedging derivative asset (liability), net (2)	—	—	—	69	(21)	(21)
Other investments (3)	—	—	—	517	317	317

Total trading portfolio investments	—	—	—	96,571	89,346	89,346

Available for sale portfolio:
Fixed maturities:
U.S. government obligations and agencies	8,004	8,013	8,013	—	—	—
Corporate bonds	5,964	5,955	5,955	—	—	—

Total available for sale investments	13,968	13,968	13,968	—	—	—

Total investments	$499,497	$499,497	$499,497	$476,972	$469,747	$469,747

(1)	Cash and cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury or money-market accounts that invest in direct obligations of the U.S. Treasury.
(2)	Derivatives are included in Other assets and Other liabilities and accrued expenses in the Consolidated Balance Sheets.
(3)	Other investments represent physical metals held by the Company and are included in Other assets in the Consolidated Balance Sheets.
(4)	The cost for equity securities as of December 31, 2012 has been restated from the amounts reported on Form 10-K for the year ended December 31, 2012. The amounts previously reported represented the cost determined under a statutory basis of accounting. The restatement does not affect any amounts reported in the consolidated financial statements including the carrying amount of equity securities reported in the consolidated balance sheet as of December 31, 2012 and unrealized gains and losses reported in the consolidated statement of income for the year ended December 31, 2012.

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 14 – Fair Value Measurements.

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash and cash equivalents (1)	$120	$179
Fixed maturities	—	13
Equity securities	88	56

Total investment income	208	248
Less investment expenses	(196)	(284)

Net investment (expense) income	$12	$(36)

(1)	Includes interest earned on restricted cash and cash equivalents.

Trading Portfolio

The following table provides the effect of trading activities on the Company’s results of operations for the periods presented by type of instrument and by line item in the consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2013	2012
Realized gains (losses) on investments:
Equity securities	$(15,969)	$(7,593)
Derivatives (non-hedging instruments) (1)	(68)	144

Total realized gains (losses) on trading portfolio	(16,037)	(7,449)
Change in unrealized gains (losses) on investments:
Fixed maturities	13	37
Equity securities	7,758	8,989
Derivatives (non-hedging instruments) (1)	89	147
Other	14	14

Total change in unrealized gains (losses) on trading portfolio	7,874	9,187

Net gains (losses) recognized on trading portfolio	$(8,163)	$1,738

(1)	This table provides the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the period presented (in thousands):

	March 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
US government and agency obligations	$8,004	$9	$—	$8,013
Corporate bonds	5,964	—	(9)	5,955

Total	$13,968	$9	$(9)	$13,968

The following table presents the amortized cost and fair value of fixed maturities available for sale by contractual maturity as of March 31, 2013 (in thousands):

	Fixed Maturities Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$5,999	$5,990
Due after one year through five years	4,143	4,143
Due after five years through ten years	3,826	3,835
Due after ten years	—	—

Total	$13,968	$13,968

4.	Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. The Company’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company also remains responsible for the settlement of insured losses in the event of the failure of any of its reinsurers to make payments otherwise due to the Company. The estimated insured value of the Company’s in-force policyholder coverage for windstorm exposures as of March 31, 2013 was approximately $126.9 billion.

The Company has reduced the percentage of premiums ceded by UPCIC to its quota share reinsurer to 45% under the reinsurance program which became effective June 1, 2012, from 50% under the prior year quota share contract effective June 1, 2011 through May 31, 2012. The Company’s intent is to increase its profitability over the contract term by ceding 5% less premium to its quota share reinsurer. This reduction of cession rate also decreases the amount of losses and loss adjustment expenses that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, as of March 31, 2013, that is a component of net deferred policy acquisition costs.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31, 2013
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$204,139	$194,168	$50,596
Ceded	(141,317)	(128,759)	(24,113)

Net	$62,822	$65,409	$26,483

	Three Months Ended March 31, 2012
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$190,003	$178,804	$52,607
Ceded	(163,434)	(130,164)	(26,433)

Net	$26,569	$48,640	$26,174

The following prepaid reinsurance premiums and reinsurance recoverables and receivable are reflected in the Consolidated Balance Sheets as of the periods presented (in thousands):

	As of March 31, 2013	As of December 31, 2012
Prepaid reinsurance premiums	$252,479	$239,921

Reinsurance recoverable on unpaid losses and LAE	$75,680	$81,415
Reinsurance recoverable on paid losses	11,551	7,776
Reinsurance receivable, net	4,480	24,334

Reinsurance recoverable and receivable	$91,711	$113,525

5.	Insurance Operations

The Company’s primary product is homeowners insurance currently offered by APPCIC in one state (Florida) and by UPCIC in seven states, including Florida.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	As of March 31, 2013	As of December 31, 2012

Percentage of Policies-In-Force:
In Florida	95%	96%
With wind coverage	98%	98%
With wind coverage in South Florida (1)	28%	28%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three months ended March 31,
	2013	2012
DPAC, beginning of period (1)	$54,431	$50,200
Capitalized Costs	28,692	26,144
Amortization of DPAC	(27,732)	(24,472)

DPAC, end of period	$55,391	$51,872

DRCC, beginning of period (1)	$37,149	$38,845
Ceding Commissions Written	22,312	20,506
Earned Ceding Commissions	(21,447)	(19,277)

DRCC, end of period	$38,014	$40,074

DPAC (DRCC), net, beginning of period (1)	$17,282	$11,355
Capitalized Costs, net	6,379	5,638
Amortization of DPAC (DRCC), net	(6,284)	(5,195)

DPAC (DRCC), net, end of period	$17,377	$11,798

(1)	The beginning balances for the three months ended March 31, 2012 have been adjusted in connection with the adoption of the FASB’s updated guidance related to deferred policy acquisition costs as discussed below.

As discussed in Note 2 – Significant Accounting Policies, the Company prospectively adopted new accounting guidance effective January 1, 2012 related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance resulted in a 13% reduction of our net deferred policy acquisition costs as of December 31, 2011, and a corresponding pre-tax charge of $1.6 million against earnings during the first quarter of 2012. This charge represents a charge-off of capitalized costs existing at December 31, 2011, which would have been amortized to earnings within a twelve-month period under the old guidance. In the period of adoption (three months ended March 31, 2012), approximately $9 million of net costs would have been deferred under the old guidance compared to the $5.6 million under the new guidance. The effect of this change in periods subsequent to March 31, 2012, on income and per share amounts is not determinable as the historical methodology was discontinued after adoption.

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012

Balance at beginning of period	$193,241	$187,215
Less reinsurance recoverable	(81,415)	(88,002)

Net balance at beginning of period	111,826	99,213

Incurred related to:
Current year	26,654	26,350
Prior years	(171)	(176)

Total incurred	26,483	26,174

Paid related to:
Current year	1,172	953
Prior years	30,289	31,419

Total paid	31,461	32,372

Net balance at end of period	106,848	93,015
Plus reinsurance recoverable	75,680	79,285

Balance at end of period	$182,528	$172,300

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”). These standards require the subsidiaries to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UIHCF”), without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

Based on the 2012 statutory net income and statutory capital and surplus levels, UPCIC and APPCIC do not have the capacity to pay ordinary dividends during 2013. For the three months ended March 31, 2013, no dividends were paid from UPCIC or APPCIC to UIHCF. Dividends paid to the shareholders of UIH are paid from the equity of UIH and not from the capital and surplus of the Insurance Entities.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of statutory capital and surplus, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the periods presented (in thousands):

	As of March 31, 2013	As of December 31, 2012
Ten percent of total liabilities
UPCIC	$42,736	$39,260
APPCIC	$827	$694

Statutory capital and surplus
UPCIC	$135,696	$134,034
APPCIC	$14,505	$14,330

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

The Company is required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the periods presented (in thousands):

	As of	As of
	March 31,	December 31,
	2013	2012
Restricted cash and cash equivalents	$2,600	$33,009
Investments	$4,013	$4,009

6.	Long-Term Debt

Long-term debt consists of a surplus note with carrying values of $19.9 million and $20.2 million as of March 31, 2013 and December 31, 2012, respectively, and any amounts drawn upon an unsecured line of credit.

On March 29, 2013, UIH entered into a revolving loan agreement and related revolving note (“DB loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”). The DB loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10.0 million. Loans made under the DB loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%. The interest rate is at the election of UIH. The DB loan contains financial covenants. As of March 31, 2013, UIH was in compliance with all such covenants. UIH had not drawn any amounts under the unsecured line of credit as of March 31, 2013.

7.	Share-Based Compensation

The following table provides certain information related to stock options and restricted stock during the three months ended March 31, 2013 (in thousands, except per share data):

	Three Months Ended March 31, 2013
	Stock Options				Restricted Stock
	Number of Options	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares	Weighted Average Grant Date Fair Value per Share (1)
Outstanding as of December 31, 2012	5,330	$4.29			1,152	$4.37
Granted	685	4.51			—	—
Exercised	(200)	3.90			n/a	n/a
Vested	n/a	n/a			(552)	4.64
Expired	—	—			n/a	n/a

Outstanding as of March 31, 2013 (2)	5,815	$4.33	$3,422	3.07	600	$4.12

Exercisable as of March 31, 2013	4,217	$4.36	$2,457	2.16

(1)	Unless otherwise specified, such as in the case of the exercise of stock options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE MKT LLC. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(2)	All shares outstanding as of March 31, 2013 are expected to vest.

n/a - Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Compensation expense:
Stock options	$305	$337
Restricted stock	863	675

Total	$1,168	$1,012

Deferred tax benefits:
Stock options	$117	$130
Restricted stock	169	204

Total	$286	$334

Realized tax benefits:
Stock options	$60	$14
Restricted stock	374	291

Total	$434	$305

Excess tax benefits (shortfall):
Stock options	$(92)	$—
Restricted stock	(59)	(142)

Total	$(151)	$(142)

Weighted average fair value per share:
Stock option grants	$0.37	$—
Restricted stock grants	$—	$—
Intrinsic value of options exercised	$156	$35
Fair value of restricted stock vested	$2,548	$1,164
Cash received for strike price and tax withholdings	$—	$518
Shares acquired through cashless exercise (1)	399	—
Value of shares acquired	$1,852	$—

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

The following table presents the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both stock options and restricted stock (dollars in thousands):

	As of March 31, 2013
	Stock Options	Restricted Stock
Unrecognized expense	$772	$2,037
Weighted average remaining years	0.66	0.64

8.	Stockholders’ Equity

Dividends

On February 8, 2013, the Company declared a dividend of $0.08 per share on its outstanding common stock paid on April 5, 2013, to the shareholders of record at the close of business on March 14, 2013.

9.	Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, President and Chief Executive Officer of the Company. The following table provides payments made by the Company to Downes and Associates for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Claims adjusting fees	$129	$130

There were no amounts due to Downes and Associates as of March 31, 2013 and December 31, 2012. Payments due to Downes and Associates are generally made in the month the services are provided.

Refer to Note 15 – Subsequent Events for details on the repurchase agreement the Company entered into on April 1, 2013 with Bradley I. Meier, former President and Chief Executive Officer.

10.	Income Taxes

Deferred income taxes represent the temporary differences between the GAAP and tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows for the periods presented (in thousands):

	As of March 31,	As of December 31,
	2013	2012
Deferred income tax assets:
Unearned premiums	$11,230	$11,430
Advanced premiums	2,057	1,132
Unpaid losses and LAE	3,325	3,449
Regulatory assessments	2,040	2,447
Stock-based compensation	2,749	3,048
Accrued wages	638	778
Allowance for uncollectible receivables	197	205
Additional tax basis of securities	44	573
Change in unrealized losses on investments	—	2,782

Total deferred income tax assets	22,280	25,844

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(6,703)	(6,666)
Change in unrealized gains on investments	(255)	—

Total deferred income tax liabilities	(6,958)	(6,666)

Net deferred income tax asset	$15,322	$19,178

A valuation allowance is deemed unnecessary as of March 31, 2013 and December 31, 2012, respectively, because management believes it is probable that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Tax years that remain open for purposes of examination of its income tax liability due to taxing authorities, include the years ended December 31, 2012, 2011 and 2010.

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented:

	Three Months Ended March 31,
	2013	2012
Statutory federal income tax rate	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.3%	0.3%
Disallowed compensation	0.8%	0.3%
State income tax, net of federal tax benefit (1)	3.6%	3.6%
Other, net	(0.2%)	0.0%

Effective tax rate	39.5%	39.2%

(1)	Included in income tax is Florida income tax at a statutory rate of 5.5%.

11.	Earnings Per Share

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator for EPS:
Net income	$11,959	$9,873
Less: Preferred stock dividends	(5)	(254)

Income available to common stockholders	$11,954	$9,619

Denominator for EPS:
Weighted average common shares outstanding	39,917	39,388
Plus: Assumed conversion of stock-based compensation (1)	793	668
Assumed conversion of preferred stock	489	488

Weighted average diluted common shares outstanding	41,199	40,544

Basic earnings per common share	$0.30	$0.24
Diluted earnings per common share	$0.29	$0.24

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

12.	Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods presented (in thousands):

For the Three Months Ended March 31, 2013
	Pretax	Tax	After-tax
Net unrealized losses on available-for-sale investments arising during the periods	$—	$—	$—

Other comprehensive income (loss)	$—	$—	$—

Other comprehensive income was less than five hundred dollars for the three months ended March 31, 2013. There were no amounts of other comprehensive income for the three months ended March 31, 2012 and there were no amounts of accumulated other comprehensive income as of December 31, 2012.

13.	Commitments and Contingencies

Litigation

Certain lawsuits have been filed against the Company. These lawsuits involve matters that are routine litigation incidental to the claims aspect of the Company’s business for which estimated losses are included in Unpaid Losses and Loss Adjustment Expenses in the Company’s Financial Statements. In the opinion of management, these lawsuits are not material individually or in the aggregate to the Company’s financial position or results of operations. Accruals made or assessments of materiality of disclosure related to probable or possible losses do not consider any anticipated insurance proceeds.

14.	Fair Value Measurements

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

Corporate Bonds: Comprise investment-grade fixed income securities. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of the periods presented (in thousands):

	Fair Value Measurements As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$482,876	$—	$—	$482,876
Restricted cash and cash equivalents	2,653	—	—	2,653

Available for sale portfolio:
Fixed maturities:
US government obligations and agencies	—	8,013	—	8,013
Corporate bonds	—	5,955	—	5,955

Total available for sale portfolio investments	$—	$13,968	$—	$13,968

Total	$485,529	$13,968	$—	$499,497

	Fair Value Measurements As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$347,392	$—	$—	$347,392
Restricted cash and cash equivalents	33,009	—	—	33,009

Trading portfolio:
Fixed maturities:
US government obligations and agencies	—	4,009	—	4,009
Equity securities:
Common stock:
Metals and mining	26,130	—	—	26,130
Energy	10,868	—	—	10,868
Other	8,215	—	—	8,215
Exchange traded and mutual funds:
Metals and mining	21,989	—	—	21,989
Agriculture	10,265	—	—	10,265
Energy	5,068			5,068
Indices	2,506	—	—	2,506
Non-hedging derivative liability, net (2)	—	(21)	—	(21)
Other investments	317	—	—	317

Total trading portfolio investments	$85,358	$3,988	$—	$89,346

Total investments	$465,759	$3,988	$—	$469,747

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands):

	As of March 31, 2013
	Carrying value	(Level 3) Estimated Fair Value
Liabilities:
Long-term debt	$19,853	$17,682

	As of December 31, 2012
	Carrying value	(Level 3) Estimated Fair Value
Liabilities:
Long-term debt	$20,221	$18,057

Level 3

Long-term debt: The fair value of long-term debt was determined by management from the expected cash flows discounted using the interest rate quoted by the issuer. The State Board of Administration of Florida (“SBA”) is the issuer of the surplus note and the quoted interest rate is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.

15.	Subsequent Events

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of March 31, 2013 except for the following.

On April 1, 2013, UIH entered into a repurchase agreement with Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer and a principal stockholder of UIH, to repurchase an aggregate of 4 million shares of UIH’s common stock owned by Mr. Meier. The initial repurchase of 2 million of Mr. Meier’s shares occurred on April 1, 2013 for a repurchase price of $4.02 per share, representing a discount from the then-current market price of UIH’s common stock. UIH has agreed to repurchase, and Mr. Meier has agreed to sell, an additional 2 million of Mr. Meier’s shares on or before June 1, 2013 for the same repurchase price. Mr. Meier also granted UIH a right of first refusal on any future sale or transfer of UIH’s shares to a third party for value through December 31, 2014.

The receivable from securities sold as of March 31, 2013 was settled within three business days for the same amount in the condensed consolidated balance sheet as of March 31, 2013.

On April 18, 2013, the Company declared a dividend of $0.08 per share on its outstanding common stock payable on June 17, 2013, to the shareholders of record at the close of business on June 3, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. and its subsidiaries. You should read the following discussion together with our condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in Part I, Item 1 “Financial Statements.” Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

Forward-Looking Statements

In addition to historical information, the following discussion may contain “forward-looking statements” within the meaning of the Private Securities Reform Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, some of which are beyond our control and cannot be predicted or quantified. Certain statements made in this report reflect management’s expectations regarding future events, and the words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “project,” “plan” and similar expressions and variations thereof, speak only as of the date the statement was made and are intended to identify forward-looking statements. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Future results could differ materially from those in the following discussion and those described in forward-looking statements as a result of the risks set forth below as well as those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risk Factors Summary

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

•	Renewed weakness in the Florida real estate market could adversely affect our loss results

Risks Relating to Investments

•

We have periodically experienced, and may experience further reductions in returns or losses on our investments especially during periods of heightened volatility, which could have a material adverse effect on our results of operations or financial condition

•	We are subject to market risk which may adversely impact investment income

•	Concentration of our investment portfolio in any particular segment of the economy may have adverse effects on our operating results and financial condition

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

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

•	Our insurance subsidiaries are subject to examination by state insurance departments

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

Overview

Universal Insurance Holdings, Inc. (“UIH”), with its wholly-owned subsidiaries, is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners insurance currently offered in seven states. Total policies-in-force as of March 31, 2013 and December 31, 2012 were 562 thousand and 567 thousand, respectively.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	As of March 31, 2013	As of December 31, 2012

Percentage of Policies-In-Force:
In Florida	95%	96%
With wind coverage	98%	98%
With wind coverage in South Florida (1)	28%	28%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

Risk from catastrophic losses is managed through the use of reinsurance agreements.

We generate revenues primarily from the collection of premiums and the investment of funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees collected from policy holders through our affiliated managing general agent.

Recent Developments

On February 7, 2013, we announced that UPCIC received approval from the OIR for premium rate increases for its homeowners and dwelling fire programs within Florida. The premium rate increases average approximately 14.1% statewide for its homeowners program and 14.5% for its dwelling fire program. The effective dates for the homeowners program rate increase were January 18, 2013, for new business and March 9, 2013, for renewal business. The effective dates for the dwelling fire program rate increase were January 14, 2013, for new business and March 3, 2013, for renewal business.

Effective February 22, 2013, Bradley I. Meier resigned as Chairman, President and Chief Executive Officer of UIH to pursue opportunities outside the residential homeowners insurance industry and Norman M. Meier resigned as Director and Secretary. Also effective February 22, 2013, Sean P. Downes became the President and Chief Executive Officer of UIH, Jon W. Springer became the Senior Vice President, and Chief Operating Officer of UIH, and Stephen J. Donaghy became Secretary and Chief Administrative Officer of UIH.

On March 29, 2013, UIH entered into a revolving loan agreement and related revolving note with Deutsche Bank Trust Company Americas (“Deutsche Bank”). See Liquidity and Capital Resources for information regarding the agreement and related revolving note.

On April 1, 2013, we entered into a repurchase agreement with Bradley I. Meier, our former Chairman, President and Chief Executive Officer and a principal stockholder of UIH, to repurchase an aggregate of 4 million shares of our common stock owned by Mr. Meier. The initial repurchase of 2 million of Mr. Meier’s shares occurred on April 1, 2013 for a repurchase price of $4.02 per share, representing a discount from the then-current market price of our common stock. We have agreed to repurchase, and Mr. Meier has agreed to sell, an additional 2 million of Mr. Meier’s shares on or before June 1, 2013 for the same repurchase price. Mr. Meier also granted UIH a right of first refusal on any future sale or transfer of shares of our common stock to a third party for value through December 31, 2014.

Investment Portfolio

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, in March 2013 our Investment Committee authorized management to engage an investment advisor specializing in the insurance industry to manage our investment portfolio. We now seek to maintain an investment portfolio which we expect will provide a stable stream of investment income and reduce the effects of market volatility. We expect that the majority of the portfolio will be available for sale with changes in fair value reflected in stockholders’ equity with the exception of any other than temporary impairments which are reflected in earnings. In the first quarter of 2013, we liquidated one hundred percent of the equity securities that were held in our trading portfolio resulting in net losses of $8.2 million. See Note 3 – Investments of the accompanying notes to Financial Statements for the composition of our portfolio as of March 31, 2013.

Impact of Accounting Pronouncement on Comparability of Results

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

The following table reflects the effect of wind mitigation credits received by UPCIC’s policy holders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$324,679	$702,905	31.6%
3/31/2012	57.9%	$321,016	$716,117	31.0%
6/30/2012	58.0%	$319,639	$722,917	30.7%
9/30/2012	58.2%	$329,871	$740,265	30.8%
12/31/2012	58.6%	$334,028	$744,435	31.0%
3/31/2013	58.6%	$340,778	$751,546	31.2%

The following table reflects the effect of wind mitigation credits received by APPCIC’s policy holders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of APPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
12/31/2011	96.0%	$636	$554	53.4%
3/31/2012	89.4%	$2,270	$2,047	52.6%
6/30/2012	90.5%	$6,167	$5,139	54.5%
9/30/2012	94.0%	$12,419	$8,827	58.5%
12/31/2012	97.0%	$16,059	$9,874	61.9%
3/31/2013	97.3%	$20,156	$12,091	62.5%

The following table reflects the combined effect of wind mitigation credits received by our Insurance Entities’ policy holders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of Insurance Entities’ policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$325,315	$703,459	31.6%
3/31/2012	57.9%	$323,286	$718,164	31.0%
6/30/2012	58.0%	$325,806	$728,056	30.9%
9/30/2012	58.3%	$342,290	$749,092	31.4%
12/31/2012	58.6%	$350,087	$754,309	31.7%
3/31/2013	58.7%	$360,934	$763,637	32.1%

Results of Operations – Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Net income increased by $2.1 million reflecting a significant increase in net earned premiums, partially offset by net losses incurred as we liquidated the trading portfolio and an increase general and administrative expenses.

The following table summarizes changes in each component of our Statement of Income for the three months ended March 31, 2013, compared to the same period in 2012 (in thousands):

	Three Months Ended March 31,		Change
	2013	2012	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$204,139	$190,003	$14,136	7.4%
Ceded premiums written	(141,317)	(163,434)	22,117	-13.5%

Net premiums written	62,822	26,569	36,253	136.4%
Change in net unearned premium	2,587	22,071	(19,484)	-88.3%

Premiums earned, net	65,409	48,640	16,769	34.5%
Net investment income (expense)	12	(36)	48	NM
Net realized gains (losses) on investments	(16,037)	(7,449)	(8,588)	115.3%
Net change in unrealized gains (losses) on investments	7,874	9,187	(1,313)	-14.3%
Net foreign currency gains (losses) on investments	—	23	(23)	-100.0%
Commission revenue	4,986	4,541	445	9.8%
Policy fees	3,687	3,901	(214)	-5.5%
Other revenue	1,524	1,440	84	5.8%

Total premiums earned and other revenues	67,455	60,247	7,208	12.0%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	26,483	26,174	309	1.2%
General and administrative expenses	21,210	17,844	3,366	18.9%

Total operating costs and expenses	47,693	44,018	3,675	8.3%

INCOME BEFORE INCOME TAXES	19,762	16,229	3,533	21.8%
Income taxes, current	3,947	774	3,173	409.9%
Income taxes, deferred	3,856	5,582	(1,726)	-30.9%

Income taxes, net	7,803	6,356	1,447	22.8%

NET INCOME	$11,959	$9,873	$2,086	21.1%

Change in net unrealized losses on available for sale investments, net of tax	—	—	—	0.0%

NET INCOME AND COMPREHENSIVE INCOME	$11,959	$9,873	$2,086	21.1%

NM – Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $65.4 million for the three months ended March 31, 2013, compared to $48.6 million for the three months ended March 31, 2012. The increase in net earned premiums of $16.8 million, or 34.5%, reflects an increase in direct earned premiums of $15.4 million and a decrease in ceded earned premiums of $1.4 million. The increase in direct earned premiums is due primarily to rate increases over the past 24 months. These rate increases, along with strategic initiatives we have undertaken to manage our exposure, such as the decision not to renew certain policies we believe had inadequate premiums relative to projected risks and expenses, have resulted in a moderate reduction in the number of policies-in-force even as direct written premiums have increased. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The decrease in ceded earned premiums of $1.4 million is attributable to a reduction in the quota share cession rate from 50% for the 2011-2012 reinsurance program to 45% for the 2012-2013 reinsurance program.

Net realized losses on investments of $16.0 million were recorded during the three months ended March 31, 2013 compared to $7.4 million of realized losses recorded during the same period in the prior year. The realized losses recorded during the three months ended March 31, 2013 reflect the underlying market conditions as we liquidated one hundred percent of the equity securities held in our trading portfolio through March 31, 2013. The realized losses recorded during the three months ended March 31, 2012 resulted primarily from the sale of equity securities held in the trading portfolio.

Net changes in unrealized gains on investments of $7.9 million were recorded during the three months ended March 31, 2013 compared to net changes in unrealized gains $9.2 million recorded during the same period in the prior year. The majority of the net change in unrealized gains on investments for the three months ended March 31, 2013 reflects the reversal of unrealized losses on investments held at December 31, 2012 and sold during the three months ended March 31, 2013 as we liquidated one hundred percent of the equity securities held in the trading portfolio through March 31, 2013.

The net loss and LAE ratios, or net losses and loss adjustment expenses as a percentage of net earned premiums, were 40.5% and 53.8% during the three-month periods ended March 31, 2013 and 2012, respectively, and were comprised of the following components (in thousands):

	Three months ended March 31, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$50,596	$24,113	$26,483
Premiums earned	$194,168	$128,759	$65,409
Loss & LAE ratios	26.1%	18.7%	40.5%

	Three months ended March 31, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$52,607	$26,433	$26,174
Premiums earned	$178,804	$130,164	$48,640
Loss & LAE ratios	29.4%	20.3%	53.8%

The reduction in the net loss and LAE ratio is mostly the result of an increase in net premiums earned relating to an increase in direct premiums earned as well as proportionately less ceded premiums earned due to the lower cession rate under the 2012-2013 quota share reinsurance contract compared to the cession rate under the 2011-2012 quota share contract.

General and administrative expenses were $21.2 million for the three months ended March 31, 2013, compared to $17.8 million for the three months ended March 31, 2013. The increase in general and administrative expenses of $3.4 million was due primarily to factors related to net deferred policy acquisition costs. The reduction in the amount of ceding commissions received from quota share reinsurers under the 2012-2013 reinsurance program effectively increased the amount of net deferred policy acquisition costs and related amortization. The amount of deferred costs and related amortization was also increased as a result of the increase in direct written premium which drives up the amount of commissions and state premium taxes that are deferred. There were also increases in bonuses and legal expenses, offset partially by recoveries of FIGA assessments from our policyholders.

Income taxes increased by $1.4 million, or 22.8% primarily as a result of an increase in income before income taxes. The effective tax rate increased slightly to 39.5% for the three months ended March 31, 2013 from 39.2 % for the same period in the prior year.

Analysis of Financial Condition – As of March 31, 2013 Compared to December 31, 2012

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments (in thousands):

Type of Investment	As of March 31, 2013	As of December 31, 2012
Cash and cash equivalents	$482,876	$347,392
Restricted cash and cash equivalents	2,653	33,009
Fixed maturities	13,968	4,009
Equity securities	—	85,041
Non-hedging derivative asset (liability), net	—	(21)
Other investments	—	317

Total	$499,497	$469,747

We have a receivable of $22 million at March 31, 2013 for securities sold that had not yet settled compared to $1.1 million at December 31, 2012.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The decrease of $19.9 million to $4.5 million during the three months ended March 31, 2013 was due primarily to the timing of settlement with our quota share reinsurer.

See Note 5, Insurance Operations, in our Notes to Financial Statements for a roll-forward in the balance of our deferred policy acquisition costs.

See Note 10, Income Taxes, in our Notes to Financial Statements for a schedule of deferred income taxes as of March 31, 2013 and December 31, 2012 which shows the components of deferred tax assets and liabilities as of both dates.

See Note 5, Insurance Operations, in our Notes to Financial Statements, for a roll-forward in the balance of our unpaid losses and LAE.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $10 million to $398 million during the three months ended March 31, 2013 was due to growth in, and timing of, direct written premiums.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $12.2 million represents a shift in the timing of those payments from December to January.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $19.6 million to $104.9 million during the three months ended March 31, 2013 was primarily due to the timing of settlement with our reinsurers.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have generally been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of March 31, 2013 was $482.9 million compared to $347.4 million at December 31, 2012. See our Condensed Consolidated Statements of Cash Flows for a reconciliation of the balance of cash and cash equivalents between March 31, 2013 and December 31, 2012. The increase includes net proceeds of $ 54.7 million received from the liquidation of one hundred percent of the equity securities held in our trading portfolio during the three months ended March 31, 2013, most of which have been, or will be, reinvested in our portfolio available for sale which will contain both fixed income and equity securities. Most of the cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements. The source of liquidity for possible claim payments consists of the collection of net premiums, after deductions for expenses, reinsurance recoverables and short-term loans.

The balance of restricted cash and cash equivalents as of March 31, 2013 was $2.7 million compared to $33 million as of December 31, 2012. Restricted cash as of March 31, 2013 is mostly comprised of cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business. The reduction since December 31, 2012 is attributable to anticipated reinsurance premiums that were held on deposit but subsequently released when the underlying contract between UPCIC and UIH’s segregated account T25 was terminated effective December 31, 2012 and replaced with a contract entered into between UPCIC and non-affiliated third party reinsurers effective January 1, 2013 through May 31, 2013.

As discussed in Note 6 – Long-Term Debt of the accompanying Notes to Financial Statements, UIH entered into a loan agreement and related revolving note (‘DB loan”) with Deutsche Bank in March 2013. The DB loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10 million. Loans under the DB loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%. The interest rate is at the election of UIH. The DB loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. We had not drawn any amounts under the unsecured line of credit as of May 1, 2013. We plan to use the proceeds for working capital and other general corporate purposes and may also use them to fund the repurchase of an additional 2 million of Mr. Meier’s shares as discussed previously.

The Company’s ongoing liquidity requirements primarily include potential payments of catastrophe losses, the payment of dividends to shareholders, payment for the repurchase of common stock from UIH’s principal shareholder and interest and principal payments on debt obligations. The declaration and payment of future dividends to shareholders will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

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

The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by the Insurance Entities’ reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on either the Insurance Entities’ or our business, financial condition, results of operations and liquidity.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2013, we had total capital of $192 million, comprised of stockholders’ equity of $172.1 million and total debt of $19.9 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 10.4% and 11.6%, respectively, at March 31, 2013. At December 31, 2012, we had total capital of $183.7 million, comprised of stockholders’ equity of $163.5 million and total debt of $20.2 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 11.0% and 12.4%, respectively, at December 31, 2012.

At March 31, 2013, UPCIC was in compliance with all of the covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements. At March 31, 2013, UIH was in compliance with all of the covenants under its revolving credit facility.

Cash Dividends

On February 8, 2013, we declared a dividend of $0.08 per share on our outstanding common stock paid on April 5, 2013, to the shareholders of record at the close of business on March 14, 2013.

On April 18, 2013, we declared a dividend of $0.08 per share on our outstanding common stock payable on June 17, 2013, to the shareholders of record at the close of business on June 3, 2013.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012. As previously discussed, UIH entered into a loan agreement with Deutsche Bank in March 2013 which makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10 million. However, UIH has not drawn any amounts under the unsecured line of credit as of May 1, 2013.

Critical Accounting Policies and Estimates

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Related Parties

See Note 9, Related Party Transactions, in our Notes to Financial Statements for information about related parties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of March 31, 2013, is comprised of debt securities exposing us to changes in interest rates. See Note 3, Investments, for a schedule of investment holdings as of March 31, 2013 and December 31, 2012. To a lesser extent, we also have exposure on our debt obligation which is in the form of a surplus note. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.

Our investments have been, and may in the future be, subject to significant volatility. We have taken steps which we expect will reduce the effects of market volatility by liquidating the investments held in our trading portfolio. We now seek to maintain an investment portfolio which we expect will provide a stable stream of investment income and reduce the effects of market volatility. Our investment objectives with respect to fixed maturities are to maximize after-tax investment income without exposing surplus of our Insurance Entities to excessive volatility and to integrate the investment portfolio into overall corporate objectives, including asset-liability management, liquidity, tax and income requirements. Our investment objectives with respect to equity securities are to enhance our long-term surplus levels through capital appreciation and earn a competitive rate of total return versus appropriate benchmarks over a market cycle.

Interest Rate Risk

Interest rate risk is the sensitivity of a fixed-rate instrument to changes in interest rates. When interest rates rise, the fair value of our fixed-rate investment securities declines.

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the period presented (in thousands):

	As of March 31, 2013
	Amortized Cost							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	Total

Fixed maturities	$5,979	$4,020	$143	—	—	$3,826	$13,968	$13,968
Average interest rate	2.44%	7.43%	1.25%	—	—	1.85%	3.71%	3.70%

The fixed maturity investments in our portfolio available for sale are comprised of United States government and agency securities as well as corporate bonds. United States government and agency securities are rated Aaa by Moody’s Investors Service, Inc., and AA+ by Standard and Poor’s Rating Services. The corporate bonds are investment-grade and have various ratings. In order for positions to be deemed investment-grade, they must carry a rating of Baa3 or higher by Moody’s Investors Service, Inc. and BBB or higher by Standard and Poor’s Rating Services.

In the first quarter of 2013, we liquidated one hundred percent of the equity securities that were held in our trading portfolio and therefore we were not subject to equity or commodity price risk as of March 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of our business. As of March 31, 2013, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

Item 1A.	Risk Factors

In the opinion of management, there have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of restricted stock granted to certain employees, we withheld shares of our common stock with value equivalent to such employees’ statutory tax withholding obligation. A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended March 31, 2013 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
1/1/13 - 1/31/13	94,334	$4.50	—	—
2/1/13 - 2/28/13	42,789	4.44	—	—
3/1/13 - 3/31/13	83,900	4.85	—	—

Total	221,023	$4.62	—	—

Under our unsecured revolving line of credit with Deutsche Bank, so long as any amounts are outstanding thereunder, UIH will be restricted from paying dividends to its shareholders if an event of default (or an event, the giving of notice of which or with the lapse of time or both, would become an event of default) is continuing at the time of and immediately after paying such dividend. No amounts were outstanding under the unsecured revolving line of credit as of May 1, 2013.

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1	Founder and Adviser Agreement, dated February 6, 2013, by and between the Company and Bradley I. Meier (1)

10.2	Amended and Restated Employment Agreement, dated February 22, 2013, by and between the Company and Sean P. Downes (2)

10.3	Employment Agreement, dated February 22, 2013, by and between the Company and Jon W. Springer (2)

10.4	Employment Agreement, dated February 22, 2013, by and between the Company and Norman M. Meier (2)

10.5	Employment Agreement, dated March 21, 2013, by and between the Company and Stephen J. Donaghy (3)

10.6	Revolving Loan Agreement, dated March 29, 2013, by and between the Company and Deutsche Bank Trust Company Americas (4)

10.7	Revolving Note, dated March 29, 2013, by the Company in favor of Deutsche Bank Trust Company Americas, in the original principal amount of $10,000,000 (4)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS-XBRL	Instance Document

101.SCH-XBRL	Taxonomy Extension Schema Document

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2013.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2013.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2013.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: May 7, 2013	/s/ Sean P. Downes
Sean P. Downes, President and Chief Executive Officer

Date: May 7, 2013	/s/ George R. De Heer
George R. De Heer, Chief Financial Officer and Principal Accounting Officer