Form 10-Q
period 2013-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2013-08-06
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,167,627 shares of common stock, par value $0.01 per share, outstanding on August 1, 2013.

UNIVERSAL INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. (the “Company”) and its Subsidiaries as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2013 and June 30, 2012, the related condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2013 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements as of June 30, 2013 and for the three and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Chicago, Illinois

August 6, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$180,857	$347,392
Restricted cash and cash equivalents	2,653	33,009
Fixed maturities (trading), at fair value	—	4,009
Equity securities (trading), at fair value	—	85,041
Fixed maturities (available for sale), at fair value	289,388	—
Equity securities (available for sale), at fair value	53,507	—
Prepaid reinsurance premiums	255,941	239,921
Reinsurance recoverable	79,151	89,191
Reinsurance receivable, net	24,542	24,334
Premiums receivable, net	56,846	50,125
Receivable from securities sold	—	1,096
Other receivables	4,172	2,017
Property and equipment, net	9,309	8,968
Deferred policy acquisition costs, net	17,241	17,282
Income taxes recoverable	9,078	2,594
Deferred income tax asset, net	16,652	19,178
Other assets	2,462	1,578

Total assets	$1,001,799	$925,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$166,260	$193,241
Unearned premiums	420,687	388,071
Advance premium	25,671	15,022
Accounts payable	5,010	4,368
Bank overdraft	24,926	25,994
Payable for securities purchased	3,104	1,275
Reinsurance payable, net	134,699	85,259
Income taxes payable	193	699
Other liabilities and accrued expenses	27,745	28,071
Long-term debt	37,476	20,221

Total liabilities	845,771	762,221

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares - 1,000
Issued shares - 108
Outstanding shares - 108
Minimum liquidation preference, $2.66 per share
Common stock, $.01 par value	430	419
Authorized shares - 55,000
Issued shares - 42,981 and 41,889
Outstanding shares - 35,297 and 40,871
Treasury shares, at cost - 7,684 and 1,018	(31,179)	(3,101)
Additional paid-in capital	38,975	38,684
Accumulated other comprehensive income, net of taxes	(2,608)	—
Retained earnings	150,409	127,511

Total stockholders’ equity	156,028	163,514

Total liabilities and stockholders’ equity	$1,001,799	$925,735

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$219,946	$222,568	$424,085	$412,571
Ceded premiums written	(133,897)	(102,433)	(275,214)	(265,867)

Net premiums written	86,049	120,135	148,871	146,704
Change in net unearned premium	(19,182)	(64,441)	(16,595)	(42,370)

Premiums earned, net	66,867	55,694	132,276	104,334
Net investment income (expense)	137	(16)	149	(52)
Net realized gains (losses) on investments	(1)	(1,705)	(16,038)	(9,154)
Net change in unrealized gains (losses) on investments	23	(5,788)	7,897	3,399
Net foreign currency gains (losses) on investments	—	—	—	23
Commission revenue	5,271	6,131	10,257	10,672
Policy fees	3,819	4,072	7,505	7,973
Other revenue	1,640	1,540	3,165	2,980

Total premiums earned and other revenues	77,756	59,928	145,211	120,175

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	25,199	29,437	51,682	55,611
General and administrative expenses	22,869	17,499	44,079	35,343

Total operating costs and expenses	48,068	46,936	95,761	90,954

INCOME BEFORE INCOME TAXES	29,688	12,992	49,450	29,221
Income taxes, current	12,351	9,086	16,298	9,860
Income taxes, deferred	308	(3,871)	4,164	1,711

Income taxes, net	12,659	5,215	20,462	11,571

NET INCOME	$17,029	$7,777	$28,988	$17,650

Basic earnings per common share	$0.47	$0.20	$0.76	$0.44

Weighted average common shares outstanding - Basic	36,378	39,668	38,138	39,528

Fully diluted earnings per common share	$0.44	$0.19	$0.73	$0.44

Weighted average common shares outstanding - Diluted	38,314	40,377	39,760	40,460

Cash dividend declared per common share	$0.08	$0.08	$0.16	$0.18

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$17,029	$7,777	$28,988	$17,650
Change in net unrealized gains (losses) on available for sale investments, net of tax	(2,608)	—	(2,608)	—

Comprehensive income (loss)	$14,421	$7,777	$26,380	$17,650

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

	Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2012	41,889	108	$419	$1	$38,684	$127,511	$—	$(3,101)	$163,514
Stock option exercises	1,925	—	19	—	7,646	—	—	(9,275)	(1,610)
Restricted stock awards	850	—	9	—	(9)	—	—	(1,021)	(1,021)
Purchases of treasury stock	—	—	—	—	—	—	—	(28,077)	(28,077)
Retirement of treasury shares	(1,683)	—	(17)	—	(10,278)	—	—	10,295	—
Stock-based compensation	—	—	—	—	2,928	—	—	—	2,928
Net income	—	—	—	—	—	28,988	—	—	28,988
Change in net unrealized gains (losses) (2)	—	—	—	—	—	—	(2,608)	—	(2,608)
Excess tax benefit (shortfall), net (1)	—	—	—	—	4	—	—	—	4
Declaration of dividends	—	—	—	—	—	(6,090)	—	—	(6,090)

Balance, June 30, 2013	42,981	108	$430	$1	$38,975	$150,409	$(2,608)	$(31,179)	$156,028

(1)	Excess tax benefits are related to stock-based compensation.
(2)	Represents change in fair value of AFS investments for the period presented, net of tax benefit of $1,638 thousand.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net Income	$28,988	$17,650
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	254	103
Depreciation	497	410
Amortization of stock-based compensation	2,928	1,692
Amortization of original issue discount	101	—
Accretion of deferred credit	(101)	—
Net realized (gains) losses on investments	16,038	9,154
Net change in unrealized (gains) losses on investments	(7,897)	(3,399)
Loss (gain) on disposal of assets	5	—
Net foreign currency (gains) losses on investments	—	(23)
Amortization of premium/accretion of discount, net	287	21
Deferred income taxes	4,164	1,711
Excess tax (benefits) shortfall from stock-based compensation	(4)	71
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	30,356	4,038
Prepaid reinsurance premiums	(16,020)	(4,740)
Reinsurance recoverables	10,040	(29,753)
Reinsurance receivables, net	(208)	(70,459)
Premiums receivable, net	(6,972)	(10,628)
Accrued investment income	(729)	199
Other receivables	(1,431)	(1,123)
Income taxes recoverable	(6,484)	(624)
Deferred policy acquisition costs, net	41	(4,748)
Purchase of trading securities	(26,009)	(200,584)
Proceeds from sales of trading securities	102,661	217,301
Other assets	(849)	17
Unpaid losses and loss adjustment expenses	(26,981)	(22,590)
Unearned premiums	32,616	47,110
Accounts payable	642	1,028
Reinsurance payable, net	49,440	186,290
Income taxes payable	(502)	(11,480)
Other liabilities and accrued expenses	(2,336)	(1,070)
Advance premium	10,649	6,216

Net cash provided by (used in) operating activities	193,184	131,790

Cash flows from investing activities:
Proceeds from sale of property and equipment	5	18
Purchase of property and equipment	(848)	(2,227)
Purchases of equity securities, available for sale	(51,836)	—
Purchases of fixed maturities, available for sale	(292,989)	—
Proceeds from sales of equity securities, available for sale	14	—
Proceeds from sales of fixed maturities, available for sale	531	—
Maturities of fixed maturity securities, available for sale	4,000	—

Net cash provided by (used in) investing activities	(341,123)	(2,209)
Cash flows from financing activities:
Bank overdraft increase (decrease)	(1,068)	2,166
Preferred stock dividend	(10)	(259)
Common stock dividend	(6,080)	(4,012)
Issuance of common stock	—	91
Purchase of treasury stock	(28,077)	—
Payments related to tax withholding for share-based compensation	(2,630)	(121)
Excess tax benefits (shortfall) from stock-based compensation	4	(71)
Repayment of debt	(735)	(735)
Proceeds from borrowings	20,000	—

Net cash provided by (used in) financing activities	(18,596)	(2,941)

Net increase (decrease) in cash and cash equivalents	(166,535)	126,640
Cash and cash equivalents at beginning of period	347,392	229,685

Cash and cash equivalents at end of period	$180,857	$356,325

Supplemental cash and non-cash flow disclosures:
Interest paid	$319	$241
Income taxes paid	$7,833	$21,953
Non-cash transfer of investments from trading to available for sale portfolio	$4,004	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH and its wholly-owned subsidiaries (collectively, the “Company”) are a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners insurance offered in seven states as of June 30, 2013, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and the investment of available funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees collected from policyholders through the Company’s affiliated managing general agent.

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

The Company maintains depository relationships with SunTrust Bank, Wells Fargo Bank N.A., Deutsche Bank Securities, Inc., and State Street Bank and Trust Company and invests excess cash with custodial institutions that invest primarily in money market accounts consisting of or collateralized by short-term U.S. Treasury securities and other U.S. government guaranteed securities. These accounts are held primarily by SunTrust Bank, Deutsche Bank Securities, Inc., and State Street Bank and Trust Company. The Company regularly evaluates the financial strength of the institutions with which it maintains depository relationships. SunTrust Bank has the following ratings from each of the rating agencies: BBB from Standard and Poor’s Rating Services and A3 from Moody’s Investors Service, Inc. Wells Fargo Bank N.A. has the following ratings from each of the rating agencies: AA- from Standard and Poor’s Rating Services and Aa3 from Moody’s Investors Service, Inc. Deutsche Bank Securities, Inc. has the following ratings from each of the rating agencies: A+ from Standard and Poor’s Rating Services and A2 from Moody’s Investors Service, Inc. State Street Bank and Trust Company has the following ratings from each of the rating agencies: AA- from Standard and Poor’s Rating Services and Aa2 from Moody’s Investors Service, Inc.

Restricted cash and cash equivalents are maintained in money market accounts consisting of U.S. Treasury and government agency securities.

The following table presents the amount of cash and cash equivalents as of the periods presented (in thousands):

	Cash and cash equivalents
	As of June 30, 2013				As of December 31, 2012
Institution	Cash	Money Market Funds	Total	% by institution	Cash	Money Market Funds	Total	% by institution
U. S. Bank IT&C	$—	$—	$—	0.0%	$—	$40,463	$40,463	11.6%
SunTrust Bank	3,093	5,099	8,192	4.5%	773	1,055	1,828	0.5%
SunTrust Bank Escrow Services	—	69,548	69,548	38.5%	—	300,843	300,843	86.6%
Wells Fargo Bank N.A.	3,088	—	3,088	1.7%	1,991	3	1,994	0.6%
Deutsche Bank Securities, Inc.	—	37,692	37,692	20.8%	1,796	468	2,264	0.7%
State Street Bank and Trust Company	—	61,582	61,582	34.1%	—	—	—	—
All Other Banking Institutions	755	—	755	0.4%	—	—	—	—

Total	$6,936	$173,921	$180,857	100.0%	$4,560	$342,832	$347,392	100.0%

The following table presents the amount of restricted cash and cash equivalents as of the periods presented (in thousands):

	Restricted cash and cash equivalents
	As of June 30, 2013				As of December 31, 2012
Institution	Funds held in Trust	State Deposits	Total	% by institution	Funds held in Trust	State Deposits	Total	% by institution
U. S. Bank IT&C	$—	$800	$800	30.2%	$—	$800	$800	2.4%
Bank of New York Mellon Trust Co.	53	—	53	2.0%	—	—	—	—
Florida Department of Financial Services	—	1,800	1,800	67.8%	—	32,209	32,209	97.6%

Total	$53	$2,600	$2,653	100.0%	$—	$33,009	$33,009	100.0%

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

The following table presents the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the periods presented (in thousands):

	Current Ratings			As of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services	Moody’s Investors Service, Inc.	June 30, 2013	December 31, 2012
Everest Reinsurance Company	A+	A+	A1	$83,281	$44,392
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	—	31,970
Odyssey Reinsurance Company	A	A-	A3	159,643	192,096

Total (1)				$242,924	$268,458

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

n/a—No rating available

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

The following table presents the Company’s investment holdings by type of instrument as of the periods presented (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost (4)	Fair Value	Carrying Value
Cash and cash equivalents (1)	$180,857	$180,857	$180,857	$347,392	$347,392	$347,392
Restricted cash and cash equivalents	2,653	2,653	2,653	33,009	33,009	33,009
Trading portfolio:
Fixed maturities:
U.S. government obligations and agencies	—	—	—	3,192	4,009	4,009
Equity securities: (4)
Common stock:
Metals and mining	—	—	—	31,113	26,130	26,130
Energy	—	—	—	12,053	10,868	10,868
Other	—	—	—	8,416	8,215	8,215
Exchange-traded and mutual funds:
Metals and mining	—	—	—	22,687	21,989	21,989
Agriculture	—	—	—	10,705	10,265	10,265
Energy	—	—	—	4,992	5,068	5,068
Indices	—	—	—	2,827	2,506	2,506
Non-hedging derivative asset (liability), net (2)	—	—	—	69	(21)	(21)
Other investments (3)	—	—	—	517	317	317

Total trading portfolio investments	—	—	—	96,571	89,346	89,346

Available for sale portfolio:
Fixed maturities:
U.S. government obligations and agencies	105,235	104,154	104,154	—	—	—
Corporate bonds	95,437	93,971	93,971	—	—	—
Mortgage-backed and asset-backed securities	91,544	91,263	91,263	—	—	—
Equity securities:
Common stock	11,999	11,625	11,625	—	—	—
Mutual funds	42,925	41,882	41,882	—	—	—

Total available for sale investments	347,140	342,895	342,895	—	—	—

Total investments	$530,650	$526,405	$526,405	$476,972	$469,747	$469,747

(1)	Cash and cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury or money-market accounts that invest in or are collateralized by direct obligations of the U.S. Treasury and other U.S. government guaranteed securities.
(2)	Derivatives are included in Other assets and Other liabilities and accrued expenses in the Consolidated Balance Sheets.
(3)	Other investments represent physical metals held by the Company and are included in Other assets in the Consolidated Balance Sheets.
(4)	The cost for equity securities as of December 31, 2012 has been restated from the amounts reported on Form 10-K for the year ended December 31, 2012. The amounts previously reported represented the cost determined under a statutory basis of accounting. The restatement does not affect any amounts reported in the consolidated financial statements including the carrying amount of equity securities reported in the consolidated balance sheet as of December 31, 2012 and unrealized gains and losses reported in the consolidated statement of income for the year ended December 31, 2012.

The Company has made an assessment of its invested assets for fair value measurement as further described in “—Note 14 (Fair Value Measurements)”.

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash and cash equivalents (1)	$122	$60	$242	$239
Fixed maturities	(30)	1	(30)	11
Equity securities	279	160	367	219

Total investment income	371	221	579	469
Less investment expenses	(234)	(237)	(430)	(521)

Net investment (expense) income	$137	$(16)	$149	$(52)

(1)	Includes interest earned on restricted cash and cash equivalents.

Trading Portfolio

The following table provides the effect of trading activities on the Company’s results of operations for the periods presented by type of instrument and by line item in the consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized gains (losses) on investments:
Fixed maturities	$—	$—	$—	$—
Equity securities	—	(1,836)	(15,969)	(9,429)
Derivatives (non-hedging instruments) (1)	—	131	(68)	275

Total realized gains (losses) on trading portfolio	—	(1,705)	(16,037)	(9,154)
Change in unrealized gains (losses) on investments:
Fixed maturities	—	100	13	137
Equity securities	—	(5,817)	7,758	3,172
Derivatives (non-hedging instruments) (1)	—	(30)	89	117
Other	—	(41)	14	(27)

Total change in unrealized gains (losses) on trading portfolio	—	(5,788)	7,874	3,399

Net gains (losses) recognized on trading portfolio	$—	$(7,493)	$(8,163)	$(5,755)

(1)	This table provides the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the period presented (in thousands):

	June 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
US government and agency obligations	$105,235	$—	$(1,081)	$104,154
Corporate bonds	95,437	1	(1,467)	93,971
Mortgage-backed and asset-backed securities	91,544	40	(321)	91,263
Equity Securities:
Common stock	11,999	101	(475)	11,625
Mutual funds	42,925	107	(1,150)	41,882

Total	$347,140	$249	$(4,494)	$342,895

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 (in thousands):

	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Fixed maturities:
US government and agency obligations	9	$104,118	$(1,081)	—	$—	$—
Corporate bonds	77	92,771	(1,467)	—	—	—
Mortgage-backed and asset-backed securities	14	61,831	(321)	—	—	—
Equity securities:
Common stock	33	8,314	(475)	—	—	—
Mutual funds	7	36,211	(1,150)	—	—	—

Total	140	$303,245	$(4,494)	—	$—	$—

At June 30, 2013, we held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. Since the Company liquidated its trading portfolio and transferred the remaining fixed maturities into its portfolio of securities available for sale effective March 1, 2013, there were no positions held in our portfolio of securities available for sale for longer than 12 months. We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2013, because we either do not intend to sell the securities or we do not believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Furthermore, we expect to recover the entire amortized cost basis of these securities. For fixed maturity securities with significant declines in value, we perform fundamental credit analysis on a security-by-security basis, which includes consideration of credit enhancements, review of relevant industry analyst reports and forecasts and other available market data. For equity securities, the Company considers various factors, including whether it has the intent and ability to hold the equity securities for a period of time sufficient to recover its costs basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the equity security’s decline in fair value is considered other than temporary and is recording in earnings. However, the Company expects to recover the entire amortized cost basis of these equity securities.

The following table presents the amortized cost and fair value of fixed maturities available for sale by contractual maturity as of June 30, 2013 (in thousands):

	Fixed Maturities Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$5,903	$5,893
Due after one year through five years	189,607	187,391
Due after five years through ten years	5,162	4,841
Due after ten years	—	—
Mortgage-backed and asset-backed securities	91,544	91,263

Total	$292,216	$289,388

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Sales proceeds (fair value)	$14	$14
Gross realized gains	$—	$—
Gross realized losses	$(1)	$(1)
Other than temporary losses	$—	$—

4.	Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. The Company’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company also remains responsible for the settlement of insured losses in the event of the failure of any of its reinsurers to make payments otherwise due to the Company. The estimated insured value of the Company’s in-force policyholder coverage for windstorm exposures as of June 30, 2013 was approximately $124.8 billion.

The Company has reduced the percentage of premiums ceded by UPCIC to its quota share reinsurers to 45% beginning with the reinsurance program which became effective June 1, 2012, from 50% under the prior year quota share contract effective June 1, 2011 through May 31, 2012. The two quota share reinsurance contracts, which became effective June 1, 2013, provide coverage to UPCIC through May 31, 2014 and one extends and provides coverage through May 31, 2015. The Company’s intent is to increase its profitability over the contract term by ceding 5% less premium to its quota share reinsurer. This reduction of cession rate also decreases the amount of losses and loss adjustment expenses that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, as of June 30, 2013, that is a component of net deferred policy acquisition costs.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$219,946	$197,302	$50,350	$424,085	$391,470	$100,946
Ceded	(133,897)	(130,435)	(25,151)	(275,214)	(259,194)	(49,264)

Net	$86,049	$66,867	$25,199	$148,871	$132,276	$51,682

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$222,568	$186,656	$56,533	$412,571	$365,460	$109,140
Ceded	(102,433)	(130,962)	(27,096)	(265,867)	(261,126)	(53,529)

Net	$120,135	$55,694	$29,437	$146,704	$104,334	$55,611

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Consolidated Balance Sheets as of the periods presented (in thousands):

	As of June 30, 2013	As of December 31, 2012
Prepaid reinsurance premiums	$255,941	$239,921

Reinsurance recoverable on unpaid losses and LAE	$67,820	$81,415
Reinsurance recoverable on paid losses	11,331	7,776
Reinsurance receivable, net	24,542	24,334

Reinsurance recoverable and receivable	$103,693	$113,525

5.	Insurance Operations

The Company’s primary product is homeowners insurance currently offered by APPCIC in one state (Florida) and by UPCIC in seven states, including Florida.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	As of June 30, 2013	As of December 31, 2012

Percentage of Policies-In-Force:
In Florida	95%	96%
With wind coverage	98%	98%
With wind coverage in South Florida (1)	28%	28%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
DPAC, beginning of period (1)	$55,391	$51,872	$54,431	$50,200
Capitalized Costs	30,241	29,536	58,933	55,680
Amortization of DPAC	(26,599)	(24,486)	(54,331)	(48,958)

DPAC, end of period	$59,033	$56,922	$59,033	$56,922

DRCC, beginning of period (1)	$38,014	$40,074	$37,149	$38,845
Ceding Commissions Written	26,222	21,286	48,534	44,775
Earned Ceding Commissions	(22,444)	(22,182)	(43,891)	(44,442)

DRCC, end of period	$41,792	$39,178	$41,792	$39,178

DPAC (DRCC), net, beginning of period (1)	$17,377	$11,798	$17,282	$11,355
Capitalized Costs, net	4,019	8,250	10,399	10,905
Amortization of DPAC (DRCC), net	(4,155)	(2,304)	(10,440)	(4,516)

DPAC (DRCC), net, end of period	$17,241	$17,744	$17,241	$17,744

(1)	The beginning balances for the six months ended June 30, 2012 have been adjusted in connection with the adoption of the FASB’s updated guidance related to deferred policy acquisition costs as discussed below.

As discussed in “—Note 2 (Significant Accounting Policies)”, the Company prospectively adopted new accounting guidance effective January 1, 2012 related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance resulted in a 13% reduction of our net deferred policy acquisition costs as of December 31, 2011, and a corresponding pre-tax charge of $1.6 million against earnings during the first quarter of 2012. This charge represents a charge-off of capitalized costs existing at December 31, 2011, which would have been amortized to earnings within a twelve-month period under the old guidance. In the period of adoption (three months ended March 31, 2012), approximately $9 million of net costs would have been deferred under the old guidance compared to the $5.6 million under the new guidance. The effect of this change in periods subsequent to March 31, 2012, on income and per share amounts is not determinable as the historical methodology was discontinued after adoption.

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Balance at beginning of period	$182,528	$172,300	$193,241	$187,215
Less reinsurance recoverable	(75,680)	(79,285)	(81,415)	(88,002)

Net balance at beginning of period	106,848	93,015	111,826	99,213

Incurred (recovered) related to:
Current year	26,675	29,362	53,329	55,711
Prior years	(1,476)	75	(1,647)	(100)

Total incurred	25,199	29,437	51,682	55,611

Paid related to:
Current year	16,303	14,382	17,475	15,335
Prior years	17,304	16,614	47,593	48,033

Total paid	33,607	30,996	65,068	63,368

Net balance at end of period	98,440	91,456	98,440	91,456
Plus reinsurance recoverable	67,820	73,169	67,820	73,169

Balance at end of period	$166,260	$164,625	$166,260	$164,625

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”). These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UIHCF”), without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

Based on the 2012 statutory net income and statutory capital and surplus levels, UPCIC and APPCIC do not have the capacity to pay ordinary dividends during 2013. For the three and six months ended June 30, 2013, no dividends were paid from UPCIC or APPCIC to UIHCF. Dividends paid to the shareholders of UIH are paid from the equity of UIH and not from the capital and surplus of the Insurance Entities.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of statutory capital and surplus, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the periods presented (in thousands):

	As of June 30, 2013	As of December 31, 2012
Ten percent of total liabilities
UPCIC	$47,089	$39,260
APPCIC	$991	$694

Statutory capital and surplus
UPCIC	$137,665	$134,034
APPCIC	$14,229	$14,330

At such dates in the table above, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The Company is required by various state laws and regulations to maintain certain assets in depository accounts. In addition, the Company at times maintains amounts on deposit with insurance regulators in connection with certain reinsurance agreements. The following table represents assets held by insurance regulators as of the periods presented (in thousands):

	As of June 30, 2013	As of December 31, 2012
Restricted cash and cash equivalents	$2,600	$33,009
Investments	$3,743	$4,009

The Company received an order from the OIR dated May 30, 2013 related to the OIR’s recent Target Market Conduct Final Examination Report of UPCIC for the period January 2009 through May 2013. The Order alleges certain violations and findings and seeks to impose certain requirements and a financial penalty of $1.3 million upon UPCIC which has been accrued for by the Company. UPCIC intends to exercise its right to a formal administrative hearing to dispute the Order, the examination report and other alleged violations.

6.	Long-Term Debt

Long-term debt consists of a surplus note with carrying values of $19.5 million and $20.2 million as of June 30, 2013 and December 31, 2012, respectively, a term loan with a carrying value of $18.0 million as of June 30, 2013 and any amounts drawn upon an unsecured line of credit.

On March 29, 2013, UIH entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”). The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10.0 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%. The interest rate is at the election of UIH. The DB loan contains financial covenants. As of June 30, 2013, UIH was in compliance with all such covenants. UIH had not drawn any amounts under the unsecured line of credit as of June 30, 2013.

On May 23, 2013, UIH entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”). See “—Note 9 (Related Party Transactions)” for a discussion of a series of agreements entered into with RenRe Ventures and its affiliate Renaissance Reinsurance Ltd. (“RenRe”), including an assignment of a portion of the Company’s right of first refusal to repurchase shares of the Company’s common stock owned by Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer and principal stockholder of UIH. The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. Principal is payable annually on the anniversary of the closing date in three annual installments of $6 million, $7 million and $7 million, respectively, and interest is payable in arrears on the same dates as the principal payments. The Term Loan contains financial covenants and as of June 30, 2013, UIH was in compliance with such covenants.

The stated interest rate of the Term Loan of 0.50% is below the Company’s borrowing rate resulting in imputed interest and an original issue discount computed by calculating the present value of the future principal and interest payments utilizing the Company’s borrowing rate. Concurrent with the establishment of the original issue discount, the Company recorded a deferred credit, a component of other liabilities and accrued expenses, for an equal amount against premium payments the Company will make in connection with a catastrophe risk-linked transaction contract entered into with RenRe on the same date and with the same maturity date as the Term Loan. The original issue discount will be amortized to interest expense over the life of the Term Loan and the deferred credit will be amortized as a reduction in insurance expense, a component of general and administrative expenses, over the life of the covered loss index swap. The following table provides the principal amount and unamortized discount of the Term Loan for the period presented (in thousands):

As of June 30, 2013
Principal amount	$20,000
Less: unamortized discount	(2,009)

Term Loan, net of unamortized discount	$17,991

The effective interest rate on the Term loan was 5.99% for the three months ended June 30, 2013. Amortization of the discount was $101 thousand and is included in interest expense, a component of general and administrative expenses, in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013.

Should either the DB Loan or the Term Loan be in default, no dividends can be paid by UIH to its shareholders.

7.	Share-Based Compensation

The following table provides certain information related to stock options and restricted stock for the periods presented (in thousands, except per share data):

	Three Months Ended June 30, 2013
	Stock Options				Restricted Stock
	Number of Options	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)
Outstanding as of March 31, 2013	5,815	$4.33			600	$4.12
Granted	—	—			850	4.88
Exercised	(1,725)	3.99			n/a	n/a
Vested	n/a	n/a			—	—
Expired	(850)	3.90			n/a	n/a

Outstanding as of June 30, 2013	3,240	$4.62	$7,986	3.63	1,450	$4.56

Exercisable as of June 30, 2013	2,055	$4.92	$4,441	2.65

	Six Months Ended June 30, 2013
	Stock Options				Restricted Stock
	Number of Options	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)
Outstanding as of December 31, 2012	5,330	$4.29			1,152	$4.37
Granted	685	4.51			850	4.88
Exercised	(1,925)	3.98			n/a	n/a
Vested	n/a	n/a			(552)	4.64
Expired	(850)	3.90			n/a	n/a

Outstanding as of June 30, 2013	3,240	$4.62	$7,986	3.63	1,450	$4.56

Exercisable as of June 30, 2013	2,055	$4.92	$4,441	2.65

(1)	Unless otherwise specified, such as in the case of the exercise of stock options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE MKT LLC. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended or issuances under the Company’s 2009 Omnibus Incentive Plan.
(2)	All shares outstanding as of June 30, 2013 are expected to vest.

n/a—Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation expense:
Stock options	$309	$309	$613	$646
Restricted stock	1,452	371	2,315	1,046

Total	$1,761	$680	$2,928	$1,692

Deferred tax benefits:
Stock options	$119	$119	$236	$249
Restricted stock	87	87	256	291

Total	$206	$206	$492	$540

Realized tax benefits:
Stock options	$1,690	$128	$1,750	$141
Restricted stock	—	—	374	291

Total	$1,690	$128	$2,124	$432

Excess tax benefits (shortfall):
Stock options	$155	$71	$63	$71
Restricted stock	—	—	(59)	(142)

Total	$155	$71	$4	$(71)

Weighted average fair value per option or share:
Stock option grants	$—	$—	$0.37	$—
Restricted stock grants	$4.88	$—	$4.88	$—
Intrinsic value of options exercised	$4,381	$332	$4,537	$367
Fair value of restricted stock vested	$—	$—	$2,548	$1,164
Cash received for strike price and tax withholdings	$—	$—	$—	$518
Shares acquired through cashless exercise (1)	1,284	147	1,683	147
Value of shares acquired through cashless exercise (1)	$8,443	$583	$10,295	$583

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

The following table presents the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both stock options and restricted stock (dollars in thousands):

	As of June 30, 2013
	Stock Options	Restricted Stock
Unrecognized expense	$463	$4,733
Weighted average remaining years	1.72	0.96

8.	Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the periods presented (in thousands):

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, as of December 31, 2012	41,889	(1,018)	40,871

Shares repurchased	—	(6,666)	(6,666)
Options exercised	1,925	—	1,925
Restricted stock grant	850	—	850
Shares acquired through cashless exercise (1)	—	(1,683)	(1,683)
Shares cancelled	(1,683)	1,683	—

Balance, as of June 30, 2013	42,981	(7,684)	35,297

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

On April 1, 2013, UIH entered into a repurchase agreement with Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer and a principal stockholder of UIH, to repurchase an aggregate of four million shares of UIH’s common stock owned by Mr. Meier. The initial repurchase of two million of Mr. Meier’s shares occurred on April 1, 2013, and the subsequent repurchase of two million shares occurred on May 23, 2013, each at a price of $4.02 per share, representing a discount from the then-current market price of UIH’s common stock.

Also on May 23, 2013, UIH entered into a second repurchase agreement with Mr. Meier to repurchase an additional 2.666 million shares of UIH’s common stock owned by Mr. Meier. The repurchase of 2.666 million of Mr. Meier’s shares occurred on May 23, 2013 for a repurchase price of $4.50 per share, representing a discount from the then-current market price of the Company’s common stock.

Dividends

On February 8, 2013, the Company declared a dividend of $0.08 per share on its outstanding common stock paid on April 5, 2013, to the shareholders of record at the close of business on March 14, 2013.

On April 18, 2013, the Company declared a dividend of $0.08 per share on its outstanding common stock paid on June 17, 2013, to the shareholders of record at the close of business on June 3, 2013.

9.	Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, President and Chief Executive Officer of the Company.

Scott P. Callahan, a director of the Company, provides the Company with consulting services and advice with respect to the Company’s reinsurance and related matters through SPC Global RE Advisors LLC. The Company entered into the consulting agreement with SPC Global RE Advisors LLC effective June 6, 2013.

The following table provides payments made by the Company to Downes and SPC Global RE Advisors LLC for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Downes and Associates	$130	$130	$259	$260
SPC Global RE Advisors LLC	$—	$—	$—	$—

There were no amounts due to Downes and Associates as of June 30, 2013 and December 31, 2012. Amounts due to SPC Global RE Advisors LLC were $8 thousand at June 30, 2013. Payments due to Downes and Associates and SPC Global RE Advisors LLC are generally made in the month the services are provided.

See “—Note 8 (Stockholders’ Equity)” for details on the repurchase agreements entered into on April 1, 2013 and May 23, 2013 between the Company and with Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer.

RenRe currently is, and has been a participant in the Company’s reinsurance programs. On May 23, 2013, the Company entered into a series of contracts with RenRe and its affiliate RenRe Ventures. As discussed in “—Note 6 (Long-Term Debt)”, UIH entered into an unsecured Term Loan and related Term Note with (“RenRe Ventures”). The Term Loan and Term Note are part of a series of agreements entered into by the Company and RenRe and its RenRe Ventures pursuant to which, among other things, the Company has purchased a catastrophe risk-linked transaction contract from RenRe and entered into an agreement whereby RenRe will reserve reinsurance capacity for the Company’s reinsurance program and receive a right of first refusal in respect of a portion thereof. As part of the series of agreements with, on May 23, 2013, the Company, RenRe Ventures and Mr. Meier agreed to assign to RenRe Ventures a portion of the Company’s right of first refusal to repurchase shares of the Company’s common stock owned by Mr. Meier under the first repurchase agreement entered into on April 1, 2013. RenRe Ventures will have a right of first refusal to repurchase one-third of the shares offered by Mr. Meier, up to the lesser of 2 million shares and 4.99% of the Company’s outstanding common stock.

10.	Income Taxes

Deferred income taxes represent the temporary differences between the GAAP and tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows for the periods presented (in thousands):

	As of June 30,	As of December 31,
	2013	2012
Deferred income tax assets:
Unearned premiums	$12,710	$11,430
Advance premium	1,945	1,132
Unpaid losses and LAE	3,116	3,449
Regulatory assessments	1,384	2,447
Stock-based compensation	1,420	3,048
Accrued wages	478	778
Allowance for uncollectible receivables	208	205
Additional tax basis of securities	45	573
Unrealized losses on trading investments	—	2,782
Capital loss carryforwards	622	—
Other comprehensive loss	1,638

Total deferred income tax assets	23,566	25,844

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(6,650)	(6,666)
Unrealized gains on trading investments	(264)	—

Total deferred income tax liabilities	(6,914)	(6,666)

Net deferred income tax asset	$16,652	$19,178

A valuation allowance is deemed unnecessary as of June 30, 2013 and December 31, 2012, respectively, because management believes it is probable that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Tax years that remain open for purposes of examination of its income tax liability due to taxing authorities, include the years ended December 31, 2012, 2011 and 2010.

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.4%	0.2%	0.3%	0.2%
Fines and penalties	1.5%	—	0.9%	—
Disallowed compensation	2.0%	1.0%	1.5%	0.7%
State income tax, net of federal tax benefit (1)	3.6%	3.6%	3.6%	3.6%
Other, net	0.1%	0.3%	0.1%	0.1%

Effective tax rate	42.6%	40.1%	41.4%	39.6%

(1)	Included in income tax is Florida income tax at a statutory rate of 5.5%.

11.	Earnings Per Share

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for EPS:
Net income	$17,029	$7,777	$28,988	$17,650
Less: Preferred stock dividends	(5)	(5)	(10)	(259)

Income available to common stockholders	$17,024	$7,772	$28,978	$17,391

Denominator for EPS:
Weighted average common shares outstanding	36,378	39,668	38,138	39,528
Plus: Assumed conversion of stock-based compensation (1)	1,448	221	1,134	444
Assumed conversion of preferred stock	488	488	488	488

Weighted average diluted common shares outstanding	38,314	40,377	39,760	40,460

Basic earnings per common share	$0.47	$0.20	$0.76	$0.44
Diluted earnings per common share	$0.44	$0.19	$0.73	$0.44

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

The Company purchased 6.666 million shares of UIH’s common stock during the three and six months ended June 30, 2013, which decreased weighted average common shares outstanding and weighted average diluted common shares outstanding for these periods. The impact was to increase diluted earnings per common share by $0.04 for the three and six month periods ended June 30, 2013. See “—Note 8 (Stockholders’ Equity)” for details on the repurchases of UIH’s common stock.

12.	Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on available for sale investments arising during the periods	$(4,246)	$(1,638)	$(2,608)	$(4,246)	$(1,638)	$(2,608)

Less: realized gains (losses) on investments	1	—	—	1	—	—

Change in net unrealized gains (losses) on available for sale investments	(4,245)	(1,638)	(2,608)	(4,245)	(1,638)	(2,608)

Other comprehensive income (loss)	$(4,245)	$(1,638)	$(2,608)	$(4,245)	$(1,638)	$(2,608)

There were no amounts of other comprehensive income for the three and six months ended June 30, 2012 and there were no amounts of accumulated other comprehensive income as of December 31, 2012.

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

Mortgage-backed and asset-backed securities: Comprise securities that are collateralized by mortgage obligations and other assets. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields, collateral performance and credit spreads.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of the periods presented (in thousands):

	Fair Value Measurements As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$180,857	$—	$—	$180,857
Restricted cash and cash equivalents	2,653	—	—	2,653

Available for sale portfolio:
Fixed maturities:
US government obligations and agencies	—	104,154	—	104,154
Corporate bonds	—	93,971	—	93,971
Mortgage-backed and asset-backed securities	—	91,263	—	91,263
Equity securities:
Common stock	11,625	—	—	11,625
Mutual funds	41,882	—	—	41,882

Total available for sale portfolio investments	$53,507	$289,388	$—	$342,895

Total investments	$237,017	$289,388	$—	$526,405

	Fair Value Measurements As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$347,392	$—	$—	$347,392
Restricted cash and cash equivalents	33,009	—	—	33,009

Trading portfolio:
Fixed maturities:
US government obligations and agencies	—	4,009	—	4,009
Equity securities:
Common stock:
Metals and mining	26,130	—	—	26,130
Energy	10,868	—	—	10,868
Other	8,215	—	—	8,215
Exchange traded and mutual funds:
Metals and mining	21,989	—	—	21,989
Agriculture	10,265	—	—	10,265
Energy	5,068			5,068
Indices	2,506	—	—	2,506
Non-hedging derivative liability, net (2)	—	(21)	—	(21)
Other investments	317	—	—	317

Total trading portfolio investments	$85,358	$3,988	$—	$89,346

Total investments	$465,759	$3,988	$—	$469,747

The Company utilizes third-party independent pricing services that provide a price quote for each fixed maturity, equity security and derivative. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any fixed maturities, equity securities or derivatives included in the tables above.

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands):

	As of June 30, 2013
	Carrying value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$19,485	$17,235
Term loan	17,991	17,991

	As of December 31, 2012
	Carrying value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$20,221	$18,057

Level 3

Long-term debt: The fair value of the surplus note was determined by management from the expected cash flows discounted using the interest rate quoted by the issuer. The State Board of Administration of Florida (“SBA”) is the issuer of the surplus note and the quoted interest rate is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.

The fair value of the Term Loan approximates the carrying value given the original issue discount which was calculated based on the present value of future cash flows using the Company’s effective borrowing rate for similar instruments.

15.	Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of June 30, 2013 except for the following.

On July 12, 2013, UPCIC entered into a lease agreement (“Lease Agreement”) for an office building containing 29,018 rentable square feet adjacent to its principal office in Fort Lauderdale, Florida (“Property”). Pursuant to the Lease Agreement, the monthly rent for the Property is $51,932, which includes, among other charges, all sales taxes, insurance, and maintenance fees for the Property. The rent is subject to annual increase pursuant to the terms of the Lease Agreement. The term of the lease is ten years, subject to UPCIC’s purchase of the Property as described below. The Company expects to use the Property for additional office and storage space.

Also on July 12, 2013, UPCIC entered into a purchase agreement to acquire the Property (“Purchase Agreement”). The Purchase Agreement provides that the closing for the sale of the Property will take place upon the earlier of UPCIC’s assumption of the current owner’s mortgage on the Property and February 5, 2015. The closing for the sale of the Property is subject to certain closing conditions. The purchase price for the Property is $5,990,000, and UPCIC will receive a credit toward the purchase price for a portion of the rent it pays under the Lease Agreement.

On July 24, 2013, Norman M. Meier, the Company’s former Director and Secretary, converted 44,075 shares of Series M Preferred Stock at a conversion factor of 5.00 for a total amount of 220,375 common stock shares.

On August 1, 2013, the Company repurchased 350 thousand shares of UIH’s common stock owned by Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer and a principal stockholder of UIH, at a price of $7.02 per share, representing a discount to the market price of UIH’s common stock.

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

Other Risks Including Those Relating to the Insurance Industry

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

•

A downgrade in the Financial Stability Rating® of either of our Insurance Entities may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows

•	Loss of key executives could affect our operations

•	Our revolving credit facility and term loan have restrictive terms and our failure to comply with any of these terms could have an adverse effect on our business and prospects

Overview

Universal Insurance Holdings, Inc. (“UIH”), with its wholly-owned subsidiaries, is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners insurance currently offered in seven states. Total policies-in-force as of June 30, 2013 and December 31, 2012 were 554 thousand and 567 thousand, respectively.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	As of June 30, 2013	As of December 31, 2012

Percentage of Policies-In-Force:
In Florida	95%	96%
With wind coverage	98%	98%
With wind coverage in South Florida (1)	28%	28%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

Risk from catastrophic losses is managed through the use of reinsurance agreements.

We generate revenues primarily from the collection of premiums and the investment of funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees collected from policyholders through our affiliated managing general agent.

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

On March 29, 2013, UIH entered into a revolving loan agreement and related revolving note with Deutsche Bank Trust Company Americas (“Deutsche Bank”). See “—Liquidity and Capital Resources” for information regarding the agreement and related revolving note.

On April 1, 2013, we entered into a repurchase agreement with Bradley I. Meier, our former Chairman, President and Chief Executive Officer and a principal stockholder of UIH, to repurchase an aggregate of four million shares of our common stock owned by Mr. Meier. The initial repurchase of two million of Mr. Meier’s shares occurred on April 1, 2013, and the subsequent repurchase of two million shares occurred on May 23, 2013, each at a price of $4.02 per share, representing a discount from the then-current market price of our common stock. Mr. Meier also granted UIH a right of first refusal on any future sale or transfer of shares of our common stock to a third party for value through December 31, 2014.

On April 1, 2013, APPCIC received approval from the OIR for a premium rate increase for its homeowners program. The premium rate increase average is approximately 18.3% statewide. The OIR approved base rate changes in 129 out of 146 territories in Florida. The effective dates for the rate increase were April 15, 2013 for new business and June 1, 2013 for renewal business.

On May 23, 2013, UIH entered into a $20 million unsecured term loan agreement (“Term Loan”) and related term note (“Term Note”) with RenaissanceRe Ventures Ltd., as lender (“RenRe Ventures”). The Term Loan and Term Note are part of a series of agreements entered into by the Company and RenRe Ventures and its affiliates pursuant to which, among other things, the Company purchased a catastrophe risk-linked transaction contract from an affiliate of RenRe Ventures and such affiliate will reserve reinsurance capacity for the Company’s reinsurance program and receive a right of first refusal in respect of a portion thereof. As part of the series of agreements with RenRe Ventures and affiliates, on May 23, 2013, the Company, RenRe Ventures and Mr. Meier agreed to assign to RenRe Ventures a portion of the Company’s right of first refusal to repurchase shares of the Company’s common stock owned by Mr. Meier under the first repurchase agreement entered into on April 1, 2013. RenRe Ventures will have a right of first refusal to repurchase one-third of the shares offered by Mr. Meier, up to the lesser of 2 million shares and 4.99% of the Company’s outstanding common stock.

Also on May 23, 2013, UIH entered into a second repurchase agreement with Mr. Meier to repurchase an additional 2.666 million shares of UIH’s common stock owned by Mr. Meier. The repurchase of 2.666 million of Mr. Meier’s shares occurred on May 23, 2013 for a repurchase price of $4.50 per share, representing a discount from the then-current market price of the Company’s common stock.

On May 28, 2013, the Insurance Entities completed the placement of the Company’s 2013-2014 reinsurance program effective June 1, 2013. See “—2013-2014 Reinsurance Program” for a discussion of the program.

On June 6, 2013, UIH announced the election of two new independent directors to its board of directors as a result of its Annual Meeting of Shareholders which took place on the same day. The election of Scott P. Callahan and Darryl L. Lewis expands the number of directors on the Company’s board of directors to eight.

On June 28, 2013, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for both UPCIC and APPCIC. A Financial Stability Rating® of “A” is the third highest of six possible rating levels. According to Demotech, Inc., the affirmation represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The ratings of UPCIC and APPCIC are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc.

On July 12, 2013, UPCIC entered into a lease agreement (“Lease Agreement”) for an office building containing 29,018 rentable square feet adjacent to its principal office in Fort Lauderdale, Florida (“Property”). Pursuant to the Lease Agreement, the monthly rent for the Property is $51,932, which includes, among other charges, all sales taxes, insurance, and maintenance fees for the Property. The rent is subject to annual increase pursuant to the terms of the Lease Agreement. The term of the lease is ten years, subject to UPCIC’s purchase of the Property as described below. The Company expects to use the Property for additional office and storage space.

Also on July 12, 2013, UPCIC entered into a purchase agreement to acquire the Property (“Purchase Agreement”). The Purchase Agreement provides that the closing for the sale of the Property will take place upon the earlier of UPCIC’s assumption of the current owner’s mortgage on the Property and February 5, 2015. The closing for the sale of the Property is subject to certain closing conditions. The purchase price for the Property is $5,990,000, and UPCIC will receive a credit toward the purchase price for a portion of the rent it pays under the Lease Agreement.

On July 24, 2013, Norman M. Meier, the Company’s former Director and Secretary, converted 44,075 shares of Series M Preferred Stock at a conversion factor of 5.00 for a total amount of 220,375 common stock shares.

On August 1, 2013, the Company repurchased 350 thousand shares of UIH’s common stock owned by Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer and a principal stockholder of UIH, at a price of $7.02 per share, representing a discount to the market price of UIH’s common stock.

On August 5, 2013, the board of directors appointed Sean P. Downes as Chairman of the board until the Company’s next Annual Meeting of Shareholders, or until his successor has been duly elected and qualified or until his earlier resignation, removal or death.

On August 5, 2013, Mr. De Heer and the Company entered into a Consulting Agreement, effective as of October 1, 2013 (the “Consulting Agreement”), as a result of him tendering his voluntary resignation as Chief Financial Officer and Principal Accounting Officer to the Company on July 30, 2013 which will be effective September 30, 2013. The Consulting Agreement provides that Mr. De Heer will provide consulting services to the successor chief financial officer as well as general advice with respect to the Company’s business and operations.

On August 5, 2013, the Board of Directors appointed Frank Wilcox to succeed Mr. De Heer as Chief Financial Officer and Principal Accounting Officer of the Company, effective as of October 1, 2013.

As we have previously noted, we are subject to extensive regulation and regulatory examination. Such examination and review may identify compliance issues that ultimately result in the OIR alleging violations of Florida insurance regulations or recommending areas of operational changes or improvements. UPCIC received an Order from the OIR dated May 30, 2013 related to the OIR’s recent Target Market Conduct Final Examination Report of UPCIC for the period January 2009 through May 2013. The Order alleges certain violations and findings and seeks to impose certain requirements and a financial penalty of $1.3 million upon UPCIC which has been accrued for by the Company. UPCIC intends to exercise its right to a formal administrative hearing to dispute the Order, the examination report and their alleged violations.

Investment Portfolio

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, in March 2013 our Investment Committee authorized management to engage an investment advisor specializing in the insurance industry to manage our investment portfolio. We seek to maintain an investment portfolio which we expect will provide a stable stream of investment income and reduce the effects of market volatility. We expect that the majority of the portfolio will consist of securities available for sale, with changes in fair value reflected in stockholders’ equity (except for other than temporary impairments, which are reflected in earnings). In the first quarter of 2013, we liquidated 100% of the equity securities that were held in our trading portfolio resulting in net losses of $8.2 million. See “Item 1—Note 3 (Investments)” for the composition of our portfolio as of June 30, 2013.

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

2013-2014 Reinsurance Program

Effective June 1, 2013, we entered into multiple reinsurance agreements comprising our 2013-2014 reinsurance program.

REINSURANCE GENERALLY

In the normal course of business, we limit the maximum net loss that can arise from large risks, risks in concentrated areas of exposure and from catastrophes, such as hurricanes or other similar loss occurrences, by purchasing certain reinsurance from other insurers or reinsurers to mitigate these potential losses. Our intention is to limit our exposure and the exposure of the Insurance Entities, thereby protecting stockholders’ equity and the Insurance Entities’ capital and surplus, even in the event of catastrophic occurrences, through reinsurance agreements. Without these reinsurance agreements, the Insurance Entities would be more substantially exposed to catastrophic losses with a greater likelihood that those losses could exceed their statutory capital and surplus. Any such catastrophic event, or multiple catastrophes, could have a material adverse effect on the Insurance Entities’ solvency and our results of operations, financial condition and liquidity.

Below is a description of our 2013-2014 reinsurance program. Although the terms of the individual contracts vary, we believe that the overall terms of the 2013-2014 reinsurance program are more favorable than the 2012-2013 reinsurance program.

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

UPCIC REINSURANCE PROGRAM

Effective June 1, 2013, UPCIC entered into two quota share reinsurance contracts, both of which provide coverage through May 31, 2014 and one of which extends and provides coverage through May 31, 2015. Under the quota share contracts, through May 31, 2014, UPCIC cedes 45% of its gross written premiums, losses and loss adjustment expenses for policies with coverage for wind risk with a ceding commission equal to 26.7% of ceded gross written premiums. In addition, the quota share contract has a limitation for any one occurrence not to exceed $125 million from losses arising out of events that are assigned a catastrophe serial number by the Property Claims Services (“PCS”) office (of which UPCIC’s net liability on the first $125 million of losses in a first, second and third event scenario is $27.5 million for events affecting Florida; $16.5 million in a first and second event scenario for events affecting Georgia, Maryland, Massachusetts, North Carolina and South Carolina; and $5.5 million in a first and second event scenario for events affecting Hawaii), and an aggregate limitation from losses arising out of events that are assigned a catastrophe serial number by the PCS office not to exceed $280 million. The contracts limit the amount of premium which can be deducted for inuring reinsurance.

Effective June 1, 2013 through May 31, 2014, under various excess catastrophe contracts, UPCIC obtained catastrophe coverage of 45% of $698.5 million in excess of the quota share occurrence cap of $125 million, covering certain loss occurrences including hurricanes. The catastrophe coverage has a second full limit available with additional premium calculated pro rata as to amount and 100% as to time, as applicable. Effective June 1, 2013 through May 31, 2014, under various excess catastrophe contracts, UPCIC also obtained catastrophe coverage of 55% of $773.5 million in excess of $50 million, covering certain loss occurrences including hurricanes. Of this capacity, 7.6% has two free reinstatements, 29.3% has one free reinstatement, and 63.1% has a second full limit available with additional premium calculated pro rata as to amount and 100% as to time, as applicable. For capacity with reinstatement premium, UPCIC purchased reinstatement premium protection which reimburses UPCIC for its cost to reinstate the catastrophe coverage up to the top of the estimated Florida Hurricane Catastrophe Fund (“FHCF”). The total cost of UPCIC’s private catastrophe reinsurance program, effective June 1, 2013 through May 31, 2014, is $104.889 million to UPCIC and $60.781 million to the quota share reinsurers. In addition, UPCIC purchased reinstatement premium protection as described above, the cost of which is $11.511 million.

Effective June 1, 2013 through May 31, 2014, UPCIC purchased subsequent catastrophe event excess of loss reinsurance to cover certain levels of loss through three catastrophe events including hurricanes. Specifically, UPCIC obtained catastrophe coverage in two separate contracts for a third event. The first contract covers 45% of $95 million excess of $30 million in excess of $190 million otherwise recoverable. The total cost of the first third event catastrophe excess of loss reinsurance contract is $5.567 million, of which UPCIC’s cost is $0, and the quota share reinsurer’s cost is the entire amount. The second contract covers 15% of $25 million in excess of $100 million in excess of $50 million otherwise recoverable. The total cost of the second third event catastrophe excess of loss reinsurance contract is $187.5 thousand, of which UPCIC is responsible for the entire amount.

Effective June 1, 2013 through May 31, 2014, UPCIC entered into a multiple line excess per risk contract with various reinsurers. Under the multiple line excess per risk contract, UPCIC obtained coverage of $1.4 million in excess of $600 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $300 thousand for each casualty loss. The contract has a limitation for any one occurrence not to exceed $1.4 million and a $7 million aggregate limit that applies to the term of the contract. Effective June 1, 2013 through May 31, 2014, UPCIC entered into a property per risk excess contract covering its policies that do not provide wind coverage. Under the property per risk excess contract, UPCIC obtained coverage of $350 thousand in excess of $250 thousand for each property loss. The contract has a limitation for any one occurrence not to exceed $1.050 million and a $1.750 million aggregate limit that applies to the term of the contract. The total cost of UPCIC’s multiple line excess and property per risk reinsurance program, effective June 1, 2013 through May 31, 2014, is $4.450 million, of which UPCIC’s cost is $2.673 million, and the quota share reinsurers’ cost is the remaining $1.778 million.

Effective June 1, 2013 through June 1, 2014, under an excess catastrophe contract specifically covering risks located in Georgia, Maryland, Massachusetts, North Carolina and South Carolina, UPCIC obtained catastrophe coverage consisting of three layers of 55% of $20 million in excess of $30 million, 55% of $25 million in excess of $50 million and 55% of $50 million in excess of $75 million covering certain loss occurrences including hurricanes. All three layers of coverage have a second full limit available to UPCIC with additional premium calculated pro rata as to amount and 100% as to time, as applicable. The cost of UPCIC’s excess catastrophe contracts specifically covering risks in Georgia, Maryland, Massachusetts, North Carolina and South Carolina is $2.984 million.

Effective June 1, 2013 through June 1, 2014, under an excess catastrophe contract specifically covering risks located in Hawaii, UPCIC obtained catastrophe coverage of 55% of $20 million in excess of $10 million covering certain loss occurrences including hurricanes. The layer of coverage has a second full limit available to UPCIC with additional premium calculated pro rata as to amount and 100% as to time, as applicable. The cost of UPCIC’s excess catastrophe contract specifically covering risks in Hawaii is $330 thousand.

UPCIC also obtained coverage from the FHCF. The approximate coverage is estimated to be 90% of $1.105 billion in excess of $421.8 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2013 hurricane season is $77.758 million of which UPCIC’s cost is 55%, or $42.767 million, and the quota share reinsurers’ cost is the remaining 45%.

The largest private participants in UPCIC’s reinsurance program include leading reinsurance companies such as Odyssey Re, Everest Re, Renaissance Re and Lloyd’s of London syndicates.

With the implementation of the Company’s 2013-2014 reinsurance program at June 1, 2013, the Company retains a maximum pre-tax net liability of $27.5 million for the first catastrophic event up to $1.819 billion of losses relating to the UPCIC Florida program, a maximum pre-tax net liability of $16.5 million for the first catastrophic event up to $125 million of losses relating to the UPCIC Georgia, Maryland, Massachusetts, North Carolina and South Carolina program, and a maximum pre-tax net liability of $5.5 million for the first catastrophic event up to $30 million of losses relating to the UPCIC Hawaii program.

APPCIC REINSURANCE PROGRAM

Effective June 1, 2013 through May 31, 2014, under three layers in an excess catastrophe contract, APPCIC obtained catastrophe coverage of $20.250 million in excess of $2.5 million covering certain loss occurrences including hurricanes.

The coverage of $20.250 million in excess of $2.5 million has a second full limit available to APPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable. The total cost of APPCIC’s private catastrophe reinsurance program effective June 1, 2013 through May 31, 2014 is $3.222 million.

Effective June 1, 2013 through May 31, 2014, APPCIC purchased reinstatement premium protection which reimburses APPCIC for its cost to reinstate the entire $20.250 million of catastrophe coverage in one contract. The cost of APPCIC’s purchased reinstatement premium protection is $528 thousand.

APPCIC also obtained coverage from the FHCF. The approximate coverage is estimated to be 90% of $37.042 million in excess of $14.131 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2013 hurricane season is $2.605 million.

Effective June 1, 2013 through May 31, 2014, APPCIC entered into a multiple line excess per risk contract with various reinsurers. Under the current multiple line excess per risk contract, APPCIC has coverage of $8.7 million in excess of $300 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $300 thousand for each casualty loss. A $21.5 million aggregate limit applies to the term of the contract for property related losses and a $2 million aggregate limit applies to the term of the contract for casualty related losses.

The total cost of the APPCIC multiple line excess reinsurance program effective June 1, 2013 through May 31, 2014 is $3.3 million.

The largest private participants in APPCIC’s reinsurance program include leading reinsurance companies such as ACE Tempest Re, Everest Re, Hiscox, Odyssey Re, Hannover Ruck, Amlin Bermuda and Lloyd’s of London syndicates.

With the implementation of the Company’s 2013-2014 reinsurance program at June 1, 2013, the Company retains a maximum pre-tax net liability of $2.5 million for the first catastrophic event up to $56.05 million of losses relating to the APPCIC program.

UIH PROGRAM

Separately from the Insurance Entities’ reinsurance programs, UIH protected its own assets against diminution in value due to catastrophe events by purchasing $75 million in coverage through a catastrophe risk-linked transaction contract, effective June 1, 2013 through December 31, 2013. The contract provides for recovery by UIH in the event of exhaustion of UPCIC’s catastrophe coverage. The total cost to UIH of the risk-linked transaction contract is $6.0 million. UIH also purchased additional coverage equivalent to $100 million in the form of insurance proceeds and forgiveness of debt through a catastrophe risk-linked transaction contract, effective June 1, 2013 through May 31, 2016. This contract also provides for recovery by UIH in the event of exhaustion of UPCIC’s catastrophe coverage. The total cost to UIH of this risk-linked transaction contract is $9.0 million per year for each of the three years.

Wind Mitigation Discounts

The insurance premiums charged by the Insurance Entities are subject to various statutory and regulatory requirements. Among these, the Insurance Entities must offer wind mitigation discounts in accordance with a program mandated by the Florida Legislature and implemented by the OIR. The level of wind mitigation discounts mandated by the Florida Legislature effective as of June 1, 2007 for new business and August 1, 2007 for renewal business has had a significant negative effect on our premium.

The Insurance Entities fully experience the effect of rate or discount changes more than 12 months after implementation because insurance policies renew throughout the year. Although the Insurance Entities may seek to offset the impact of wind mitigation credits through subsequent rate increase filings with the OIR, there is no assurance that the OIR and the Insurance Entities will agree on the amount of rate change that is needed. In addition, any adjustments to the Insurance Entities’ rates similarly take more than 12 months to be fully integrated into their business.

The following table reflects the effect of wind mitigation credits received by UPCIC’s policyholders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$324,679	$702,905	31.6%
3/31/2012	57.9%	$321,016	$716,117	31.0%
6/30/2012	58.0%	$319,639	$722,917	30.7%
9/30/2012	58.2%	$329,871	$740,265	30.8%
12/31/2012	58.6%	$334,028	$744,435	31.0%
3/31/2013	58.6%	$340,778	$751,546	31.2%
6/30/2013	58.8%	$352,244	$747,603	32.0%

The following table reflects the effect of wind mitigation credits received by APPCIC’s policyholders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of APPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
12/31/2011	96.0%	$636	$554	53.4%
3/31/2012	89.4%	$2,270	$2,047	52.6%
6/30/2012	90.5%	$6,167	$5,139	54.5%
9/30/2012	94.0%	$12,419	$8,827	58.5%
12/31/2012	97.0%	$16,059	$9,874	61.9%
3/31/2013	97.3%	$20,156	$12,091	62.5%
6/30/2013	97.9%	$22,471	$13,245	62.9%

Results of Operations - Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

Net income increased by $9.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, reflecting an increase in net earned premiums and a reduction in losses and loss adjustment expenses (“LAE”). The increase also reflects the absence of unrealized gains and losses for changes in fair value of trading investments during the three months ended June 30, 2013, as the Company liquidated its trading portfolio in the first quarter of 2013. An increase in general and administrative expenses partially offset the increase in net income. Diluted earnings per common share increased by $0.25 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, resulting from the increase in net income and a reduction in shares of common stock outstanding as a result of UIH’s repurchase of shares from Bradley I. Meier, as discussed under “—Recent Developments”.

The following table summarizes changes in each component of our Statement of Income for the three months ended June 30, 2013 compared to the same period in 2012 (in thousands):

	Three Months Ended June 30,		Change
	2013	2012	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$219,946	$222,568	$(2,622)	-1.2%
Ceded premiums written	(133,897)	(102,433)	(31,464)	30.7%

Net premiums written	86,049	120,135	(34,086)	-28.4%
Change in net unearned premium	(19,182)	(64,441)	45,259	-70.2%

Premiums earned, net	66,867	55,694	11,173	20.1%
Net investment income (expense)	137	(16)	153	NM
Net realized gains (losses) on investments	(1)	(1,705)	1,704	-99.9%
Net change in unrealized gains (losses) on investments	23	(5,788)	5,811	NM
Commission revenue	5,271	6,131	(860)	-14.0%
Policy fees	3,819	4,072	(253)	-6.2%
Other revenue	1,640	1,540	100	6.5%

Total premiums earned and other revenues	77,756	59,928	17,828	29.7%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	25,199	29,437	(4,238)	-14.4%
General and administrative expenses	22,869	17,499	5,370	30.7%

Total operating costs and expenses	48,068	46,936	1,132	2.4%

INCOME BEFORE INCOME TAXES	29,688	12,992	16,696	128.5%
Income taxes, current	12,351	9,086	3,265	35.9%
Income taxes, deferred	308	(3,871)	4,179	-108.0%

Income taxes, net	12,659	5,215	7,444	142.7%

NET INCOME	$17,029	$7,777	$9,252	119.0%

Change in net unrealized losses on available for sale investments, net of tax	(2,608)	—	(2,608)	100.0%

NET INCOME AND COMPREHENSIVE INCOME	$14,421	$7,777	$6,644	85.4%

NM—Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $66.9 million for the three months ended June 30, 2013, compared to $55.7 million for the three months ended June 30, 2012. The increase in net earned premiums of $11.2 million, or 20.1%, reflects an increase in direct earned premiums of $10.7 million and a decrease in ceded earned premiums of $0.5 million. The increase in direct earned premiums is due primarily to rate increases over the past 24 months. These rate increases, along with strategic initiatives we have undertaken to manage our exposure (such as our decision not to renew certain policies we believe had inadequate premiums relative to projected risks and expenses) have resulted in a moderate reduction in the number of policies-in-force even as direct written premiums have increased. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The decrease in ceded earned premiums is attributable to a reduction in the quota share cession rate from 50% for the 2011-2012 reinsurance program to 45% for the 2012-2013 and 2013-2014 reinsurance programs, partially offset by an increase in ceded catastrophe premiums.

We sold an insignificant amount of investment securities during the three months ended June 30, 2013, resulting in a net loss of less than $1,000. For the three months ended June 30, 2012, we realized net losses on investments of $1.7 million, reflecting the loss in value of trading portfolio investments in the metals and mining sector that were sold during the period.

Net changes in unrealized gains and losses on investments held in the available-for-sale investment portfolio are included in other comprehensive income. For the three months ended June 30, 2013, net change in unrealized gains on investments was $23 thousand, compared to net change in unrealized losses on investments of $5.8 million for the three months ended June 30, 2012. The $5.8 million net change in unrealized losses on investments reflects the change in value, during that period, of trading portfolio investments in the metals and mining sector held at June 30, 2012.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the three months ended June 30, 2013, commission revenue was $5.3 million, compared to $6.1 million for the three months ended June 30, 2012. The decrease in commission revenue of $0.9 million, or 14%, was due primarily to a reduction in the cost of reinsurance.

Policy fees are comprised primarily of the managing general agent’s policy fee income from insurance policies. For the three months ended June 30, 2013, policy fees were $3.8 million, compared to $4.1 million for the three months ended June 30, 2012. The decrease of $0.3 million, or 6.2%, reflects a reduction in the number of policies written and renewed primarily due to the rate increases that have taken effect, as well as the aforementioned strategic initiatives, which has caused some attrition.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 37.7% and 52.9% during the three-month periods ended June 30, 2013 and 2012, respectively, and were comprised of the following components (in thousands):

	Three Months Ended June 30, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$50,350	$25,151	$25,199
Premiums earned	$197,302	$130,435	$66,867
Loss & LAE ratios	25.5%	19.3%	37.7%

	Three Months Ended June 30, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$56,533	$27,096	$29,437
Premiums earned	$186,656	$130,962	$55,694
Loss & LAE ratios	30.3%	20.7%	52.9%

The reduction in the net loss and LAE ratio reflects an increase in net premiums earned and a decrease in net loss and LAE. The increase in net earned premium is attributable to an increase in direct earned premium of $10.7 million, a corresponding decrease in quota share earned premium of $2.8 million and an increase in the ceded earned catastrophe premiums of $2.2 million. The decrease in net loss and LAE is primarily attributable to improvement in the claims experience on the current accident year and favorable development on prior accident years during 2013.

For the three months ended June 30, 2013, general and administrative expenses were $22.9 million, compared to $17.5 million for the three months ended June 30, 2012. The increase in general and administrative expenses of $5.4 million, or 30.7%, was due primarily to increases in amortization of deferred acquisition costs of $1.9 million, bonus accruals of $1.4 million, stock-based compensation of $1.1 million, salaries and payroll taxes of $395 thousand, insurance department fees and fines of $1.3 million and legal fees of $441 thousand. These increases were partially offset by credits of $1.6 million from the recovery of FIGA assessments from our policyholders.

Income taxes increased by $7.4 million, or 142.7% primarily as a result of an increase in income before income taxes. The effective tax rate increased to 42.6% for the three months ended June 30, 2013 from 40.1% for the same period in the prior year primarily from an increase in the amount of non-deductible expenses including compensation and regulatory fines.

Results of Operations - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income increased by $11.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, reflecting a significant increase in net earned premiums, and a moderate reduction in losses and LAE. These increases were partially offset by an increase in comparative net realized losses on investments as the trading portfolio was liquidated during the first quarter of 2013 and an increase in general and administrative expenses. Diluted earnings per common share increased by $0.29 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, resulting from the increase in net income and a reduction in shares of common stock outstanding as a result of UIH’s repurchase of shares from Bradley I. Meier, as discussed under “—Recent Developments”.

The following table summarizes changes in each component of our Statement of Income for the six months ended June 30, 2013 compared to the same period in 2012 (in thousands):

	Six Months Ended June 30,		Change
	2013	2012	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$424,085	$412,571	$11,514	2.8%
Ceded premiums written	(275,214)	(265,867)	(9,347)	3.5%

Net premiums written	148,871	146,704	2,167	1.5%
Change in net unearned premium	(16,595)	(42,370)	25,775	-60.8%

Premiums earned, net	132,276	104,334	27,942	26.8%
Net investment income (expense)	149	(52)	201	NM
Net realized gains (losses) on investments	(16,038)	(9,154)	(6,884)	75.2%
Net change in unrealized gains (losses) on investments	7,897	3,399	4,498	132.3%
Net foreign currency gains (losses) on investments	—	23	(23)	-100.0%
Commission revenue	10,257	10,672	(415)	-3.9%
Policy fees	7,505	7,973	(468)	-5.9%
Other revenue	3,165	2,980	185	6.2%

Total premiums earned and other revenues	145,211	120,175	25,036	20.8%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	51,682	55,611	(3,929)	-7.1%
General and administrative expenses	44,079	35,343	8,736	24.7%

Total operating costs and expenses	95,761	90,954	4,807	5.3%

INCOME BEFORE INCOME TAXES	49,450	29,221	20,229	69.2%
Income taxes, current	16,298	9,860	6,438	65.3%
Income taxes, deferred	4,164	1,711	2,453	143.4%

Income taxes, net	20,462	11,571	8,891	76.8%

NET INCOME	$28,988	$17,650	$11,338	64.2%

Change in net unrealized losses on available for sale investments, net of tax	(2,608)	—	(2,608)	100.0%

NET INCOME AND COMPREHENSIVE INCOME	$26,380	$17,650	$8,730	49.5%

NM—Not meaningful.

Net earned premiums were $132.3 million for the six months ended June 30, 2013, compared to $104.3 million for the six months ended June 30, 2012. The increase in net earned premiums of $27.9 million, or 26.8%, reflects an increase in direct earned premiums of $26.0 million and a decrease in ceded earned premiums of $1.9 million. The increase in direct earned premiums is due primarily to rate increases over the past 24 months. These rate increases, along with strategic initiatives we have undertaken to manage our exposure, such as the decision not to renew certain policies we believe had inadequate premiums relative to projected risks and expenses, have resulted in a moderate reduction in the number of policies-in-force even as direct written premiums have increased. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The decrease in ceded earned premiums is attributable to a reduction in the quota share cession rate from 50% for the 2011-2012 reinsurance program to 45% for the 2012-2013 and 2013-2014 reinsurance programs, partially offset by an increase in ceded catastrophe premiums.

Net investment income for the six months ended June 30, 2013 was $149 thousand, compared to net investment expense of $52 thousand for the same period in the prior year. The increase in net investment income of $201 thousand reflects an increase in the amount of interest earning and dividend paying securities held in the investment portfolio and non-recurring charges for investment accounting services incurred during 2012 as we converted to a new investment accounting service provider.

Net realized losses on investments of $16.0 million were recorded during the six months ended June 30, 2013, compared to $9.2 million of net realized losses recorded during the same period in the prior year. The increase in net realized losses of $6.9 million, or 75.2%, resulted primarily from the liquidation of our trading portfolio in the first quarter of 2013.

Net changes in unrealized gains on investments of $7.9 million were recorded during the six months ended June 30, 2013 compared to net changes in unrealized gains of $3.4 million recorded during the same period in the prior year. The increase in net change in unrealized gains on investments of $4.5 million, or 132.3%, resulted primarily from the reversal of unrealized losses on investments held at December 31, 2012 and sold during the first quarter of 2013, as we liquidated 100% of the equity securities held in the trading portfolio in the first quarter of 2013.

For the six months ended June 30, 2013, commission revenue was $10.3 million, compared to $10.7 million for the six months ended June 30, 2012. The decrease in commission revenue of $0.4 million, or $3.9%, was due primarily to a reduction in the cost of reinsurance.

For the six months ended June 30, 2013, policy fees were $7.5 million, compared to $8.0 million for the six months ended June 30, 2012. The decrease of $0.5 million, or 5.9%, reflects a reduction in the number of policies written and renewed primarily due to the rate increases that have taken effect, as well as the aforementioned strategic initiatives, which has caused some attrition.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 39.1% and 53.3% during the six-month periods ended June 30, 2013 and 2012, respectively, and were comprised of the following components (in thousands):

	Six Months Ended June 30, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$100,946	49,264	$51,682
Premiums earned	$391,470	259,194	$132,276
Loss & LAE ratios	25.8%	19.0%	39.1%

	Six Months Ended June 30, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$109,140	$53,529	$55,611
Premiums earned	$365,460	$261,126	$104,334
Loss & LAE ratios	29.9%	20.5%	53.3%

The reduction in the net loss and LAE ratio reflects an increase in net premiums earned and a decrease in loss and LAE. The decrease in loss and LAE expenses is primarily attributable to improvement in claims experience on the current accident year and favorable development on prior accident years during 2013. The increase in net earned premium is attributable to an increase in direct earned premium of $26 million, a corresponding decrease in quota share earned premium of $6 million and an increase in the ceded earned catastrophe premiums of $4.1 million. It also reflects proportionately less ceded premiums earned due to the lower cession rate under the 2012-2013 and the 2013-2014 quota share reinsurance contracts compared to the cession rate under the 2011-2012 quota share contract.

For the six months ended June 30, 2013, general and administrative expenses were $44.1 million, compared to $35.3 million for the six months ended June 30, 2012. A significant portion of the increase in general and administrative expenses of $8.7 million, or 24.7%, was due to factors related to net deferred policy acquisition costs. The reduction in the amount of ceded quota share premiums, partially offset by an increase in the effective ceding commission rate under the 2013-2014 Reinsurance Program, effectively increased the amount of amortizable net deferred policy acquisition costs thereby increasing amortization expense by $4.3 million. There were also increases in bonus accruals of $2 million, stock-based compensation of $1.2 million, salaries and payroll taxes of $807 thousand, insurance department fees and fines of $1.4 million and legal fees of $941 thousand. These increases were partially offset by credits of $2.6 million from the recovery of FIGA assessments from our policyholders.

Income taxes increased by $8.9 million, or 76.8% primarily as a result of an increase in income before income taxes. The effective tax rate increased to 41.4% for the six months ended June 30, 2013 from 39.6 % for the same period in the prior year primarily from an increase in the amount of non-deductible expenses including compensation and regulatory fines.

Analysis of Financial Condition - As of June 30, 2013 Compared to December 31, 2012

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments (in thousands):

Type of Investment	As of June 30, 2013	As of December 31, 2012
Cash and cash equivalents	$180,857	$347,392
Restricted cash and cash equivalents	2,653	33,009
Fixed maturities	289,388	4,009
Equity securities	53,507	85,041
Non-hedging derivative asset (liability), net	—	(21)
Other investments	—	317

Total	$526,405	$469,747

Prepaid reinsurance premiums represent the amount of ceded unearned premiums. The increase of $16.0 million to $255.9 million as of June 30, 2013 was due to growth in direct written premiums and timing of the settlement with our reinsurers based upon contractual agreements.

Reinsurance recoverable represents ceded losses and LAE. The decrease of $10.0 million to $79.2 million reflects the corresponding reduction in unpaid losses and LAE as previously described in “—Results of Operations”.

See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.

See “Item 1—Note 10 (Income Taxes)” for a schedule of deferred income taxes as of June 30, 2013 and December 31, 2012 which shows the components of deferred income tax assets and liabilities as of both dates.

See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our unpaid losses and LAE.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $32.6 million to $420.7 million as of June 30, 2013 was due to growth in direct written premiums.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The balance at December 31 of each year is generally lower than the balance at any other quarter end, in relative terms, due to the tendency of policyholders to delay payments until January. The increase in the amount of advance premiums of $10.6 million to $25.7 million as of June 30, 2013, compared to $15.1 as of December 31, 2012 reflects that delay.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $49.4 million to $134.7 as of June 30, 2013 was primarily due to the timing of settlement with our reinsurers based upon contractual agreements.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have generally been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of June 30, 2013 was $180.9 million compared to $347.4 million at December 31, 2012. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2013 and December 31, 2012. The decrease in cash and cash equivalents was largely driven by investments of $318 million made in the investment securities available for sale portfolio, partially offset by the proceeds from the liquidation of the trading portfolio in the first quarter of 2013 of $103 million. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event after recovery of any reimbursement amounts under our reinsurance agreements. The principal source of liquidity for possible claim payments consists of the revenue we generate from the collection of net premiums, after deductions for expenses, reinsurance recoverable and any unused revolving credit lines.

The balance of restricted cash and cash equivalents as of June 30, 2013 was $2.7 million compared to $33.0 million as of December 31, 2012. Restricted cash as of June 30, 2013 is mostly comprised of cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business. The reduction since December 31, 2012 is attributable to anticipated reinsurance premiums that were held on deposit but subsequently released when the underlying contract between UPCIC and UIH’s segregated account T25 was terminated effective December 31, 2012 and replaced with a contract entered into between UPCIC and non-affiliated third party reinsurers effective January 1, 2013.

As discussed in “Item 1—Note 6 (Long-Term Debt)”, UIH entered into a loan agreement and related revolving note (‘DB Loan”) with Deutsche Bank in March 2013. The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%. The interest rate is at the election of UIH. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. We had not drawn any amounts under the unsecured line of credit as of August 1, 2013.

UIH also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”) also discussed in “Item 1—Note 6 (Long-Term Debt)”. The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. The Company used the net proceeds of the Term Loan to repurchase 4,666,000 shares of the Company’s common stock owned by Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer.

The Company’s ongoing liquidity requirements primarily include potential payments of catastrophe losses, the payment of dividends to shareholders (if and when authorized and declared by our board of directors), payment for the possible repurchase of our common stock (if and when authorized by our board of directors) and interest and principal payments on debt obligations. The declaration and payment of future dividends to shareholders, and any future repurchases of our common stock, will be at the discretion of our board of directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

Our insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies sold. Historically, cash receipts from operations, consisting of insurance premiums, commissions, policy fees and investment income, have provided more than sufficient funds to pay loss claims and operating expenses. We maintain substantial investments in highly liquid, marketable securities. Liquidity can also be generated by funds received upon the sale of marketable securities in our investment portfolio available for sale.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2013, we had total capital of $193.5 million, comprised of stockholders’ equity of $156.0 million and total debt of $37.5 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 19.4% and 24.0%, respectively, at June 30, 2013. At December 31, 2012, we had total capital of $183.7 million, comprised of stockholders’ equity of $163.5 million and total debt of $20.2 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 11.0% and 12.4%, respectively, at December 31, 2012.

At June 30, 2013, UPCIC was in compliance with all of the covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements. At June 30, 2013, UIH was in compliance with all of the covenants under the Term Loan and the DB Loan.

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

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years

Unpaid losses and LAE, direct	$166,260	$91,744	$50,789	$16,415	$7,312
Long-term debt	42,863	7,491	17,748	3,645	13,979
Operating leases	505	189	316	—	—
Employment Agreements (1)	17,979	8,865	9,114	—	—

Total contractual obligations	$227,607	$108,289	$77,967	$20,060	$21,291

(1)	These amounts represent minimum salaries, which may be subject to annual percentage increases, non-equity incentive compensation based on pre-tax or net income levels, and fringe benefits based on the remaining term of employment agreements we have with our executives.

See “Item 1—Note 15 (Subsequent Events)” for information about contractual obligations entered into subsequent to June 30, 2013.

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

Related Party Transactions

See “Item 1—Note 9 (Related Party Transactions)” for information about related party transactions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of June 30, 2013, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices. See “Item 1—Note 3 (Investments)” for a schedule of investment holdings as of June 30, 2013 and December 31, 2012. To a lesser extent, we also have exposure on our debt obligation which is in the form of a surplus note, and on any amounts we draw under the DB Loan. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Draws under the DB Loan accrue interest at a rate based on LIBOR or Deutsche Bank’s prime rate plus an applicable margin.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the period presented (in thousands):

	As of June 30, 2013
	Amortized Cost								Fair Value
	2013	2014	2015	2016	2017	Thereafter	Other (1)	Total	Total

Fixed maturities	$1,947	$3,956	$46,433	$61,466	$27,929	$58,940	$91,544	$292,215	$289,388
Average interest rate	7.38%	7.43%	1.07%	1.51%	4.99%	3.92%	2.93%	2.82%	2.82%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates and are presented separately for the purposes of this table.

The fixed maturity investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds and mortgage-backed and asset-backed securities. United States government and agency securities are rated Aaa by Moody’s Investors Service, Inc., and AA+ by Standard and Poor’s Rating Services. The corporate bonds and mortgage-backed and asset-backed securities are investment-grade and have various ratings. In order for positions to be deemed investment-grade, they must carry a rating of Baa3 or higher by Moody’s Investors Service, Inc. and BBB or higher by Standard and Poor’s Rating Services.

Equity and Commodity Price Risk

Equity and commodity price risk is the potential for loss in fair value of investments in common stock, preferred stock, and mutual funds from adverse changes in the prices of those instruments.

The following table provides information about the composition of equity securities held in the Company’s available for sale portfolio (in thousands):

	As of June 30, 2013
	Fair Value	Percent
Equity securities:
Common stock	$11,625	21.7%
Mutual funds	41,882	78.3%

Total equity securities	$53,507	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2013, would have resulted in decreases of $10.7 million, in the fair value of the equity securities investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of our business. As of June 30, 2013, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

We received an order from the OIR dated May 30, 2013 related to the OIR’s recent Target Market Conduct Final Examination Report of UPCIC for the period January 2009 through May 2013. The Order alleges certain violations and findings and seeks to impose certain requirements and a financial penalty of $1.3 million upon UPCIC which has been accrued for by us. UPCIC intends to exercise its right to a formal administrative hearing to dispute the Order, the examination report and their alleged violations.

Item 1A.	Risk Factors

In the opinion of management other than that which is described below, there have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Our revolving credit facility and term loan have restrictive terms and our failure to comply with any of these terms could have an adverse effect on our business and prospects.

We have entered into a revolving credit facility and term loan, each of which contains a number of affirmative and negative covenants. The negative covenants in these instruments limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	merge, consolidate or dispose of our assets or the capital stock or assets of any subsidiary;

•	pay dividends, make distributions or redeem capital stock;

•	enter into certain transactions with our affiliates;

•	make material changes or modifications to our organizational structure; and

•	grant liens on our assets or the assets of our subsidiaries.

Our revolving credit facility and term loan also include certain affirmative covenants, including financial covenants requiring us to maintain minimum unencumbered liquid assets of $5 million, minimum shareholders’ equity of $120 million and a maximum leverage percentage of 30%, in each case, as such terms are defined and calculated under the revolving credit facility and term loan. A breach of any of these covenants would result in a default under our revolving credit facility and term loan, which could have a material adverse effect on our business and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the shares repurchased for the three months ended June 30, 2013 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
4/1/13 - 4/30/13 (1)	2,000,000	$4.02	—	—
5/1/13 - 5/31/13 (1)	4,666,000	4.29	—	—
6/1/13 - 6/30/13	—	—	—	—

Total	6,666,000	$4.21	—	—

(1)	Represents shares repurchased from Bradley I. Meier, the Company’s Former Chairman, President and Chief Executive Officer, in a privately negotiated transaction. See “Item 1—Note 8 (Stockholders’ Equity)” for additional information regarding the repurchases.

Under the DB Loan and Term Loan, so long as any amounts are outstanding thereunder, UIH will be restricted from paying dividends to its shareholders if an event of default (or an event, the giving of notice of which or with the lapse of time or both, would become an event of default) is continuing at the time of and immediately after paying such dividend. No amounts were outstanding under the DB Loan as of June 30, 2013. The Term Loan had a carrying value of $18.0 million as of June 30, 2013.

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1	Repurchase Agreement, dated April 1, 2013, by and between the Company and Bradley I. Meier (1)

10.2	Term Loan Agreement, dated May 23, 2013, by and between the Company and RenaissanceRe Ventures Ltd. (2)

10.3	Term Note, dated May 23, 2013, by the Company in favor of RenaissanceRe Ventures Ltd., in the original principal amount of $20,000,000 (2)

10.4	Sharing Agreement, dated May 23, 2013, by and between RenaissanceRe Ventures Ltd. and Deutsche Bank Trust Company Americas and acknowledged by the Company and the guarantors party thereto (2)

10.5	First Amendment and Consent to Revolving Loan Agreement, dated May 23, 2013, by and between Deutsche Bank Trust Company Americas and the Company (2)

10.6	Repurchase Agreement, dated May 23, 2013, by and between the Company and Bradley I. Meier (2)

10.7	Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (3)

10.8	Director Services Agreement, dated June 6, 2013, by and between the Company and Darryl L. Lewis (3)

10.9	Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (4)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS-XBRL	Instance Document

101.SCH-XBRL	Taxonomy Extension Schema Document

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2013.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-189122) deemed effective on June 6, 2013.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: August 6, 2013	/s/ Sean P. Downes
Sean P. Downes, President and Chief Executive Officer

Date: August 6, 2013	/s/ George R. De Heer
George R. De Heer, Chief Financial Officer and Principal Accounting Officer