Form 10-Q
period 2013-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2013-11-04
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,111,172 shares of common stock, par value $0.01 per share, outstanding on October 31, 2013.

UNIVERSAL INSURANCE HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. (the “Company”) and its Subsidiaries as of September 30, 2013 and the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2013 and September 30, 2012, the related condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2013 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements as of September 30, 2013 and for the three and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Chicago, Illinois

November 4, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$137,286	$347,392
Restricted cash and cash equivalents	2,600	33,009
Fixed maturities (trading), at fair value	—	4,009
Equity securities (trading), at fair value	—	85,041
Fixed maturities (available for sale), at fair value	298,504	—
Equity securities (available for sale), at fair value	70,862	—
Prepaid reinsurance premiums	250,506	239,921
Reinsurance recoverable	74,900	89,191
Reinsurance receivable, net	24,268	24,334
Premiums receivable, net	52,399	50,125
Receivable from securities sold	—	1,096
Other receivables	3,446	2,017
Property and equipment, net	9,300	8,968
Deferred policy acquisition costs, net	16,953	17,282
Income taxes recoverable	14,498	2,594
Deferred income tax asset, net	13,756	19,178
Other assets	3,066	1,578

Total assets	$972,344	$925,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$157,374	$193,241
Unearned premiums	407,443	388,071
Advance premium	23,692	15,022
Accounts payable	3,863	4,368
Bank overdraft	22,209	25,994
Payable for securities purchased	—	1,275
Reinsurance payable, net	118,573	85,259
Income taxes payable	1,450	699
Other liabilities and accrued expenses	33,982	28,071
Long-term debt	37,356	20,221

Total liabilities	805,942	762,221

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	1	1
Authorized shares—1,000
Issued shares—64 and 108
Outstanding shares—64 and 108
Minimum liquidation preference, $2.66 per share
Common stock, $.01 par value	434	419
Authorized shares—55,000
Issued shares—43,387 and 41,889
Outstanding shares—35,111 and 40,871
Treasury shares, at cost—8,276 and 1,018	(35,467)	(3,101)
Additional paid-in capital	40,631	38,684
Accumulated other comprehensive income, net of taxes	(488)	—
Retained earnings	161,291	127,511

Total stockholders’ equity	166,402	163,514

Total liabilities and stockholders’ equity	$972,344	$925,735

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$186,079	$192,986	$610,164	$605,557
Ceded premiums written	(124,961)	(132,776)	(400,175)	(398,643)

Net premiums written	61,118	60,210	209,989	206,914
Change in net unearned premium	7,809	(698)	(8,787)	(43,068)

Premiums earned, net	68,927	59,512	201,202	163,846
Net investment income (expense)	382	215	530	163
Net realized gains (losses) on investments	56	(3,142)	(15,982)	(12,296)
Net change in unrealized gains (losses) on investments	15	8,091	7,912	11,490
Net foreign currency gains (losses) on investments	—	—	—	23
Commission revenue	4,180	4,822	14,437	15,494
Policy fees	3,231	3,461	10,737	11,434
Other revenue	1,577	1,578	4,743	4,558

Total premiums earned and other revenues	78,368	74,537	223,579	194,712

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	28,335	36,301	80,018	91,912
General and administrative expenses	24,920	24,262	68,998	59,605

Total operating costs and expenses	53,255	60,563	149,016	151,517

INCOME BEFORE INCOME TAXES	25,113	13,974	74,563	43,195
Income taxes, current	9,142	624	25,440	10,484
Income taxes, deferred	1,564	5,094	5,728	6,805

Income taxes, net	10,706	5,718	31,168	17,289

NET INCOME	$14,407	$8,256	$43,395	$25,906

Basic earnings per common share	$0.43	$0.21	$1.18	$0.65

Weighted average common shares outstanding—Basic	33,658	39,679	36,628	39,579

Fully diluted earnings per common share	$0.40	$0.20	$1.13	$0.64

Weighted average common shares outstanding—Diluted	35,611	40,450	38,352	40,458

Cash dividend declared per common share	$0.10	$0.08	$0.26	$0.26

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$14,407	$8,256	$43,395	$25,906
Change in net unrealized gains (losses) on available for sale investments, net of tax	2,120	—	(488)	—

Comprehensive income (loss)	$16,527	$8,256	$42,907	$25,906

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

	Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2012	41,889	108	$419	$1	$38,684	$127,511	$—	$(3,101)	$163,514
Conversion of preferred stock	220	(44)	2	—	(2)	—	—	—	—
Stock option exercises	2,060	—	21	—	8,279	—	—	(11,028)	(2,728)
Restricted stock awards	1,000	—	10	—	(10)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(32,366)	(32,366)
Retirement of treasury shares	(1,782)	—	(18)	—	(11,010)	—	—	11,028	—
Stock-based compensation	—	—	—	—	4,638	—	—	—	4,638
Net income	—	—	—	—	—	43,395	—	—	43,395
Change in net unrealized gains (losses) (2)	—	—	—	—	—	—	(488)	—	(488)
Excess tax benefit (shortfall), net (1)	—	—	—	—	52	—	—	—	52
Declaration of dividends	—	—	—	—	—	(9,615)	—	—	(9,615)

Balance, September 30, 2013	43,387	64	$434	$1	$40,631	$161,291	$(488)	$(35,467)	$166,402

(1)	Excess tax benefits are related to stock-based compensation.
(2)	Represents change in fair value of AFS investments for the period presented, net of tax benefit of $306 thousand.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net Income	$43,395	$25,906
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	363	224
Depreciation	745	625
Amortization of stock-based compensation	4,639	2,559
Amortization of original issue discount	349	—
Accretion of deferred credit	(349)	—
Net realized (gains) losses on investments	15,982	12,296
Net change in unrealized (gains) losses on investments	(7,912)	(11,490)
Loss (gain) on disposal of assets	5	—
Net foreign currency (gains) losses on investments	—	(23)
Amortization of premium/accretion of discount, net	1,063	(5)
Deferred income taxes	5,728	6,806
Excess tax (benefits) shortfall from stock-based compensation	(52)	1,765
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	30,409	(16,823)
Prepaid reinsurance premiums	(10,585)	(5,804)
Reinsurance recoverables	14,291	4,906
Reinsurance receivables, net	66	24,677
Premiums receivable, net	(2,634)	(10,414)
Accrued investment income	(898)	274
Other receivables	(535)	(766)
Income taxes recoverable	(11,904)	(406)
Deferred policy acquisition costs, net	329	(5,023)
Purchase of trading securities	(26,009)	(254,270)
Proceeds from sales of trading securities	102,661	310,943
Other assets	(1,453)	362
Unpaid losses and loss adjustment expenses	(35,867)	(14,541)
Unearned premiums	19,372	48,872
Accounts payable	(505)	(62)
Reinsurance payable, net	33,314	36,437
Income taxes payable	803	(14,482)
Other liabilities and accrued expenses	4,124	3,274
Advance premium	8,670	(922)

Net cash provided by (used in) operating activities	187,605	144,895

Cash flows from investing activities:
Proceeds from sale of property and equipment	5	18
Purchase of property and equipment	(1,086)	(2,365)
Purchases of equity securities, available for sale	(70,351)	—
Purchases of fixed maturities, available for sale	(306,169)	—
Proceeds from sales of equity securities, available for sale	390	—
Proceeds from sales of fixed maturities, available for sale	—	—
Maturities of fixed maturity securities, available for sale	9,021	—

Net cash provided by (used in) investing activities	(368,190)	(2,347)

Cash flows from financing activities:
Bank overdraft increase (decrease)	(3,785)	3,713
Preferred stock dividend	(15)	(264)
Common stock dividend	(9,576)	(7,225)
Issuance of common stock	—	207
Purchase of treasury stock	(32,365)	—
Payments related to tax withholding for share-based compensation	(2,728)	(121)
Excess tax benefits (shortfall) from stock-based compensation	51	(1,765)
Repayment of debt	(1,103)	(1,103)
Proceeds from borrowings	20,000	—

Net cash provided by (used in) financing activities	(29,521)	(6,558)

Net increase (decrease) in cash and cash equivalents	(210,106)	135,990
Cash and cash equivalents at beginning of period	347,392	229,685

Cash and cash equivalents at end of period	$137,286	$365,675

Supplemental cash and non-cash flow disclosures:
Interest paid	$742	$327
Income taxes paid	$36,564	$22,453
Non-cash transfer of investments from trading to available for sale portfolio	$4,004	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH and its wholly-owned subsidiaries (collectively, the “Company”) are a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners insurance offered in seven states as of September 30, 2013, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

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

The Company maintains depository relationships with SunTrust Bank, Wells Fargo Bank N.A., Deutsche Bank Securities, Inc., and State Street Bank and Trust Company and invests excess cash with custodial institutions that invest primarily in money market accounts consisting of or collateralized by short-term U.S. Treasury securities and other U.S. government guaranteed securities. These accounts are held primarily by SunTrust Bank, Deutsche Bank Securities, Inc., and State Street Bank and Trust Company. The Company regularly evaluates the financial strength of the institutions with which it maintains depository relationships. The following table presents the ratings from each of the rating agencies:

Current Ratings
Institution	Standard and Poor’s Rating Services	Moody’s Investors Service, Inc.
Sun Trust Bank	BBB+	A3
Wells Fargo Bank N.A.	AA-	Aa3
Deutsche Bank Securities, Inc.	A	A2
State Street Bank and Trust Company	AA-	Aa2

Restricted cash and cash equivalents are maintained in money market accounts consisting of U.S. Treasury and government agency securities.

The following table presents the amount of cash and cash equivalents as of the periods presented (in thousands):

	Cash and cash equivalents
	As of September 30, 2013				As of December 31, 2012
Institution	Cash	Money Market Funds	Total	% by institution	Cash	Money Market Funds	Total	% by institution
U.S. Bank IT&C	$—	$—	$—	—	$—	$40,463	$40,463	11.6%
SunTrust Bank	528	3,696	4,224	3.1%	773	1,055	1,828	0.5%
SunTrust Bank Escrow Services	—	93,794	93,794	68.3%	—	300,843	300,843	86.6%
Wells Fargo Bank N.A.	2,701	—	2,701	2.0%	1,991	3	1,994	0.6%
Deutsche Bank Securities, Inc.	—	21,042	21,042	15.3%	1,796	468	2,264	0.7%
State Street Bank and Trust Company	—	14,800	14,800	10.8%	—	—	—	—
All Other Banking Institutions	725	—	725	0.5%	—	—	—	—

Total	$3,954	$133,332	$137,286	100.0%	$4,560	$342,832	$347,392	100.0%

The following table presents the amount of restricted cash and cash equivalents as of the periods presented (in thousands):

	Restricted cash and cash equivalents
	As of September 30, 2013		As of December 31, 2012
Institution	State Deposits	% by institution	State Deposits	% by institution
U.S. Bank IT&C	$800	30.8%	$800	2.4%
Florida Department of Financial Services	1,800	69.2%	32,209	97.6%

Total	$2,600	100.0%	$33,009	100.0%

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

The following table presents the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the periods presented (in thousands):

	Current Ratings			As of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services	Moody’s Investors Service, Inc.	September 30, 2013	December 31, 2012
Everest Reinsurance Company	A+	A+	A1	$84,387	$44,392
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	—	31,970
Odyssey Reinsurance Company	A	A-	A3	151,600	192,096

Total (1)				$235,987	$268,458

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

n/a—No rating available

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should generally be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. We plan to adopt the standard prospectively on its required effective date of January 1, 2014 and are assessing the effect of adopting the standard on our Condensed Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows.

In June 2011, the FASB updated its guidance to the Comprehensive Income Topic 220 of the FASB Accounting Standards Codification (“ASC”) and in February 2013, the FASB further amended such topic. This February 2013 guidance requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is to be applied prospectively to interim and annual reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance will result in additional disclosure but did not impact the Company’s results of operations, cash flows or financial position. The updated guidance provided by the FASB in June 2011 increases the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income (the approach currently used in the Company’s financial statements), or two separate but consecutive statements. This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption did not have an impact on the presentation of the Company’s financial statements and notes herein, as the Company has presented amounts of other comprehensive income consistent with this updated guidance.

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

The following table presents the Company’s investment holdings by type of instrument as of the periods presented (in thousands):

	As of September 30, 2013			As of December 31, 2012
	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost (4)	Fair Value	Carrying Value
Cash and cash equivalents (1)	$137,286	$137,286	$137,286	$347,392	$347,392	$347,392
Restricted cash and cash equivalents	2,600	2,600	2,600	33,009	33,009	33,009
Trading portfolio:
Fixed maturities:
U.S. government obligations and agencies	—	—	—	3,192	4,009	4,009
Equity securities: (4)
Common stock:
Metals and mining	—	—	—	31,113	26,130	26,130
Energy	—	—	—	12,053	10,868	10,868
Other	—	—	—	8,416	8,215	8,215
Exchange-traded and mutual funds:
Metals and mining	—	—	—	22,687	21,989	21,989
Agriculture	—	—	—	10,705	10,265	10,265
Energy	—	—	—	4,992	5,068	5,068
Indices	—	—	—	2,827	2,506	2,506
Non-hedging derivative asset (liability), net (2)	—	—	—	69	(21)	(21)
Other investments (3)	—	—	—	517	317	317

Total trading portfolio investments	—	—	—	96,571	89,346	89,346
Available for sale portfolio:
Fixed maturities:
U.S. government obligations and agencies	105,265	104,532	104,532	—	—	—
Corporate bonds	99,659	98,978	98,978	—	—	—
Mortgage-backed and asset-backed securities	95,220	94,994	94,994	—	—	—
Equity securities:
Common stock	19,126	20,057	20,057	—	—	—
Mutual funds	50,891	50,805	50,805	—	—	—

Total available for sale investments	370,161	369,366	369,366	—	—	—

Total investments	$510,047	$509,252	$509,252	$476,972	$469,747	$469,747

(1)	Cash and cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury or money-market accounts that invest in or are collateralized by direct obligations of the U.S. Treasury and other U.S. government guaranteed securities.
(2)	Derivatives are included in Other assets and Other liabilities and accrued expenses in the Consolidated Balance Sheets.
(3)	Other investments represent physical metals held by the Company and are included in Other assets in the Consolidated Balance Sheets.
(4)	The cost for equity securities as of December 31, 2012 has been restated from the amounts reported on Form 10-K for the year ended December 31, 2012. The amounts previously reported represented the cost determined under a statutory basis of accounting. The restatement does not affect any amounts reported in the consolidated financial statements including the carrying amount of equity securities reported in the consolidated balance sheet as of December 31, 2012 and unrealized gains and losses reported in the consolidated statement of income for the year ended December 31, 2012.

The Company has made an assessment of its invested assets for fair value measurement as further described in “— Note 14 (Fair Value Measurements)”.

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash and cash equivalents (1)	$135	$243	$377	$483
Fixed maturities	439	42	409	53
Equity securities	363	95	729	313

Total investment income	937	380	1,515	849
Less investment expenses	(555)	(165)	(985)	(686)

Net investment (expense) income	$382	$215	$530	$163

(1)	Includes interest earned on restricted cash and cash equivalents.

Trading Portfolio

The following table provides the effect of trading activities on the Company’s results of operations for the periods presented by type of instrument and by line item in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized gains (losses) on investments:
Fixed maturities	$—	$—	$—	$—
Equity securities	—	(3,299)	(15,969)	(12,728)
Derivatives (non-hedging instruments) (1)	—	157	(68)	432

Total realized gains (losses) on trading portfolio	—	(3,142)	(16,037)	(12,296)
Change in unrealized gains (losses) on investments:
Fixed maturities	—	55	13	192
Equity securities	—	8,119	7,758	11,291
Derivatives (non-hedging instruments) (1)	—	(55)	89	62
Other	—	(28)	14	(55)

Total change in unrealized gains (losses) on trading portfolio	—	8,091	7,874	11,490

Net gains (losses) recognized on trading portfolio	$—	$4,949	$(8,163)	$(806)

(1)	This table provides the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the period presented (in thousands):

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
US government and agency obligations	$105,265	$2	$(735)	$104,532
Corporate bonds	99,659	263	(944)	98,978
Mortgage-backed and asset-backed securities	95,220	125	(351)	94,994
Equity Securities:
Common stock	19,126	1,214	(283)	20,057
Mutual funds	50,891	986	(1,072)	50,805

Total	$370,161	$2,590	$(3,385)	$369,366

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 (in thousands):

	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Fixed maturities:
US government and agency obligations	7	$92,376	$(735)	—	$—	$—
Corporate bonds	68	81,640	(944)	—	—	—
Mortgage-backed and asset-backed securities	17	73,630	(351)	—	—	—
Equity securities:
Common stock	22	6,449	(284)	—	—	—
Mutual funds	5	20,430	(1,071)	—	—	—

Total	119	$274,525	$(3,385)	—	$—	$—

At September 30, 2013, we held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. Since the Company liquidated its trading portfolio and transferred the remaining fixed maturities into its portfolio of securities available for sale effective March 1, 2013, there were no positions held in our portfolio of securities available for sale for longer than 12 months. For fixed maturity securities with significant declines in value, we perform fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity and equity securities, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon the relative severity and duration of the unrealized losses combined with management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities, management has no reason to believe the unrealized losses for securities available for sale at September 30, 2013 are other than temporary.

The following table presents the amortized cost and fair value of fixed maturities available for sale by contractual maturity as of September 30, 2013 (in thousands):

	Fixed Maturities Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$5,807	$5,804
Due after one year through five years	193,942	192,804
Due after five years through ten years	5,175	4,902
Due after ten years	—	—
Mortgage-backed and asset-backed securities	95,220	94,994

Total	$300,144	$298,504

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Sales proceeds (fair value)	$376	$390
Gross realized gains	$56	$56
Gross realized losses	$—	$(1)
Other than temporary losses	$—	$—

4.	Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. The Company’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company also remains responsible for the settlement of insured losses in the event of the failure of any of its reinsurers to make payments otherwise due to the Company. The estimated insured value of the Company’s in-force policyholder coverage for windstorm exposures as of September 30, 2013 was approximately $122.8 billion.

The Company has reduced the percentage of premiums ceded by UPCIC to its quota share reinsurers to 45% beginning with the reinsurance program effective June 1, 2012, from 50% under the prior year quota share contract effective June 1, 2011 through May 31, 2012. The Company’s two quota share reinsurance contracts were effective June 1, 2013. One quota share reinsurance contract provides coverage to UPCIC through May 31, 2014 and the other provides coverage to UPCIC through May 31, 2015. By ceding 5% less premium to its quota share reinsurers, the Company intends to increase its profitability. The reduction of cession rate also decreases the amount of losses and loss adjustment expenses (“LAE”) that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, as of September 30, 2013, that is a component of net deferred policy acquisition costs.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$186,079	$199,323	$53,600	$610,164	$590,792	$154,547
Ceded	(124,961)	(130,396)	(25,265)	(400,175)	(389,590)	(74,529)

Net	$61,118	$68,927	$28,335	$209,989	$201,202	$80,018

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$192,986	$191,225	$68,286	$605,557	$556,685	$177,425
Ceded	(132,776)	(131,713)	(31,985)	(398,643)	(392,839)	(85,513)

Net	$60,210	$59,512	$36,301	$206,914	$163,846	$91,912

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the periods presented (in thousands):

	As of September 30, 2013	As of December 31, 2012
Prepaid reinsurance premiums	$250,506	$239,921

Reinsurance recoverable on unpaid losses and LAE	$63,202	$81,415
Reinsurance recoverable on paid losses	11,698	7,776
Reinsurance receivable, net	24,268	24,334

Reinsurance recoverable and receivable	$99,168	$113,525

5.	Insurance Operations

The Company’s primary product is homeowners insurance currently offered by APPCIC in one state (Florida) and by UPCIC in seven states, including Florida.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	As of September 30, 2013	As of December 31, 2012

Percentage of Policies-In-Force:
In Florida	94%	96%
With wind coverage	98%	98%
With wind coverage in South Florida (1)	27%	28%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
DPAC, beginning of period (1)	$59,033	$56,922	$54,431	$50,200
Capitalized Costs	26,382	26,849	85,315	82,529
Amortization of DPAC	(27,888)	(26,606)	(82,219)	(75,564)

DPAC, end of period	$57,527	$57,165	$57,527	$57,165

DRCC, beginning of period (1)	$41,792	$39,178	$37,149	$38,845
Ceding Commissions Written	21,319	21,082	69,853	65,857
Earned Ceding Commissions	(22,537)	(21,114)	(66,428)	(65,556)

DRCC, end of period	$40,574	$39,146	$40,574	$39,146

DPAC (DRCC), net, beginning of period (1)	$17,241	$17,744	$17,282	$11,355
Capitalized Costs, net	5,063	5,767	15,462	16,672
Amortization of DPAC (DRCC), net	(5,351)	(5,492)	(15,791)	(10,008)

DPAC (DRCC), net, end of period	$16,953	$18,019	$16,953	$18,019

(1)	The beginning balances for the nine months ended September 30, 2012 have been adjusted in connection with the adoption of the FASB’s updated guidance related to deferred policy acquisition costs as discussed below.

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

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Balance at beginning of period	$166,260	$164,625	$193,241	$187,215
Less reinsurance recoverable	(67,820)	(73,169)	(81,415)	(88,002)

Net balance at beginning of period	98,440	91,456	111,826	99,213

Incurred (recovered) related to:
Current year	28,665	27,409	81,995	83,120
Prior years	(330)	8,891	(1,977)	8,791

Total incurred	28,335	36,300	80,018	91,911

Paid related to:
Current year	21,813	18,808	39,288	34,143
Prior years	10,789	10,434	58,383	58,467

Total paid	32,602	29,242	97,671	92,610

Net balance at end of period	94,173	98,514	94,173	98,514
Plus reinsurance recoverable	63,201	74,160	63,201	74,160

Balance at end of period	$157,374	$172,674	$157,374	$172,674

Regulatory Requirements and Restrictions

The Insurance Entities are primarily subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”). These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UIHCF”), without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

Based on the 2012 statutory net income and statutory capital and surplus levels, UPCIC and APPCIC do not have the capacity to pay ordinary dividends during 2013. For the three and nine months ended September 30, 2013, no dividends were paid from UPCIC or APPCIC to UIHCF. Dividends paid to the shareholders of UIH are paid from the equity of UIH and not from the capital and surplus of the Insurance Entities.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of statutory capital and surplus, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the periods presented (in thousands):

	As of September 30, 2013	As of December 31, 2012
Ten percent of total liabilities
UPCIC	$43,384	$39,260
APPCIC	$876	$694

Statutory capital and surplus
UPCIC	$152,341	$134,034
APPCIC	$13,713	$14,330

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

The Company is required by various state laws and regulations to maintain certain assets in depository accounts. In addition, the Company at times maintains amounts on deposit with insurance regulators in connection with certain reinsurance agreements. The following table represents assets held by insurance regulators as of the periods presented (in thousands):

	As of September 30, 2013	As of December 31, 2012
Restricted cash and cash equivalents	$2,600	$33,009
Investments	$3,777	$4,009

UPCIC received an order from the OIR dated May 30, 2013 related to the OIR’s Target Market Conduct Final Examination Report of UPCIC for the period January 2009 through May 2013 (“OIR Order”). The OIR Order alleged certain violations and findings and sought to impose certain requirements and an administrative fine of $1.3 million upon UPCIC which has been accrued for by the Company. On October 4, 2013, UPCIC and the OIR signed a consent order settling the matters to which the OIR Order related (“Consent Order”). See “—Note 15 (Subsequent Events)” for additional discussion of the Consent Order.

6.	Long-Term Debt

Long-term debt consists of a surplus note with carrying values of $19.1 million and $20.2 million as of September 30, 2013 and December 31, 2012, respectively, a term loan with a carrying value of $18.2 million as of September 30, 2013 and any amounts drawn upon an unsecured line of credit.

On March 29, 2013, UIH entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”). The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10.0 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%. The interest rate is at the election of UIH. The DB Loan contains financial covenants. As of September 30, 2013, UIH was in compliance with all such covenants. UIH had not drawn any amounts under the unsecured line of credit as of September 30, 2013.

On May 23, 2013, UIH entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”). See “—Note 9 (Related Party Transactions)” for a discussion of a series of agreements entered into with RenRe Ventures and its affiliate Renaissance Reinsurance Ltd. (“RenRe”). The

Term Loan bears interest at the rate of 0.50% per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. Principal is payable annually on the anniversary of the closing date in three annual installments of $6 million, $7 million and $7 million, respectively, and interest is payable in arrears on the same dates as the principal payments. The Term Loan contains financial covenants and as of September 30, 2013, UIH was in compliance with such covenants.

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

As of September 30, 2013
Principal amount	$20,000
Less: unamortized discount	(1,762)

Term Loan, net of unamortized discount	$18,238

Through the interest rate payment of 0.50% per annum and the amortization of the discount, the effective interest rate on the Term Loan is 5.99%. Amortization of the discount is included in interest expense, a component of general and administrative expenses, in the Condensed Consolidated Statements of Income and was $248 and $349 thousand for the three and nine months ended September 30, 2013, respectively.

Should UIH default on either the DB Loan or the Term Loan, it will be prohibited from paying dividends to its shareholders.

7.	Share-Based Compensation

The following table provides certain information related to stock options and restricted stock for the periods presented (in thousands, except per share data):

	Three Months Ended September 30, 2013
	Stock Options				Restricted Stock
	Number of Options	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)
Outstanding as of June 30, 2013	3,240	$4.62			1,450	$4.56
Granted	830	7.33			150	8.55
Forfeited	(20)	7.33			n/a	n/a
Exercised	(135)	4.70			n/a	n/a
Vested	n/a	n/a			—	—

Outstanding as of September 30, 2013	3,915	$5.17	$7,572	3.62	1,600	$4.94

Exercisable as of September 30, 2013	2,170	$4.77	$4,947	2.66

	Nine Months Ended September 30, 2013
	Stock Options				Restricted Stock
	Number of Options	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)
Outstanding as of December 31, 2012	5,330	$4.29			1,152	$4.37
Granted	1,515	6.05			1,000	5.43
Forfeited	(20)	7.33			n/a	n/a
Exercised	(2,060)	4.03			n/a	n/a
Vested	n/a	n/a			(552)	4.64
Expired	(850)	3.90			n/a	n/a

Outstanding as of September 30, 2013	3,915	$5.17	$7,572	3.62	1,600	$4.94

Exercisable as of September 30, 2013	2,170	$4.77	$4,947	2.66

(1)	Unless otherwise specified, such as in the case of the exercise of stock options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the NYSE MKT LLC. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended or issuances under the Company’s 2009 Omnibus Incentive Plan.
(2)	All shares outstanding as of September 30, 2013 are expected to vest.

n/a—Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation expense:
Stock options	$153	$246	$766	$892
Restricted stock	1,558	621	3,873	1,667

Total	$1,711	$867	$4,639	$2,559

Deferred tax benefits:
Stock options	$59	$95	$295	$344
Restricted stock	120	88	376	380

Total	$179	$183	$671	$724

Realized tax benefits:
Stock options	$139	$27	$1,889	$168
Restricted stock	—	—	374	291

Total	$139	$27	$2,263	$459

Excess tax benefits(shortfall):
Stock options	$48	$(1,693)	$110	$(1,623)
Restricted stock	—	—	(59)	(142)

Total	$48	$(1,693)	$51	$(1,765)

Weighted average fair value per option or share:
Stock option grants	$0.88	$0.87	$0.65	$0.87
Restricted stock grants	$8.55	$3.37	$5.43	$3.37
Intrinsic value of options exercised	$359	$70	$4,896	$437
Fair value of restricted stock vested	$—	$—	$2,548	$1,164
Cash received for strike price and tax withholdings	$—	$134	$—	$652
Shares acquired through cashless exercise (1)	99	—	1,782	147
Value of shares acquired through cashless exercise (1)	$733	$—	$11,028	$583

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

The following table presents the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both stock options and restricted stock (dollars in thousands):

	As of September 30, 2013
	Stock Options	Restricted Stock
Unrecognized expense	$1,022	$4,458
Weighted average remaining years	2.15	0.94

Stock Options

On March 12, 2013, the Company granted the new Chief Operating Officer and Executive Vice President (“COO”) a stock option to purchase 100 thousand shares of common stock. The option has an exercise price of $4.51 per share, expires on March 12, 2018 and vests over three years as follows: one third on the one (1) year anniversary of the date of grant, one third on the two (2) year anniversary of the date of grant and one third on the three (3) year anniversary of the date of grant.

On July 8, 2013, the Company granted the COO an additional stock option to purchase 300 thousand shares of common stock. The option has an exercise price of $7.33 per share, expires on July 8, 2018 and vests over three years as follows: one third on the one (1) year anniversary of the date of grant, one third on the two (2) year anniversary of the date of grant and one third on the three (3) year anniversary of the date of grant.

Restricted Stock Grants

Effective April 1, 2013, the Company awarded the new President and Chief Executive Officer 500 thousand shares of restricted common stock, the new COO 250 thousand shares of restricted common stock, and the new Chief Administrative Officer 100 thousand shares of restricted common stock. Each restricted stock award vests in full on April 7, 2014.

Effective August 8, 2013, the Company awarded the new Chief Financial Officer 150 thousand shares of restricted common stock. The restricted stock award vests as to 75 thousand shares on October 1, 2014 and as to the remaining 75 thousand shares on October 1, 2015.

8.	Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the nine months ended September 30, 2013 (in thousands):

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, as of December 31, 2012	41,889	(1,018)	40,871

Conversion of preferred stock	220	—	220
Shares repurchased	—	(7,258)	(7,258)
Options exercised	2,060	—	2,060
Restricted stock grant	1,000	—	1,000
Shares acquired through cashless exercise (1)		(1,782)	(1,782)
Shares cancelled	(1,782)	1,782	—

Balance, as of September 30, 2013	43,387	(8,276)	35,111

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

On April 1, 2013, UIH entered into a repurchase agreement with Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer and a principal stockholder of UIH, to repurchase an aggregate of four million shares of UIH’s common stock owned by Mr. Meier. The initial repurchase of two million of Mr. Meier’s shares occurred on April 1, 2013, and the subsequent repurchase of two million shares occurred on May 23, 2013, each at a price of $4.02 per share, representing a discount from the then-current market price of UIH’s common stock. The repurchase of shares from Bradley I. Meier provides us with an opportunity to buy back shares at a discount to current stock price, while facilitating the orderly sale of shares by a large shareholder.

On May 23, 2013, UIH entered into a second repurchase agreement with Bradley I. Meier to repurchase an additional 2.666 million shares of UIH’s common stock owned by Mr. Meier. The repurchase of 2.666 million of Mr. Meier’s shares occurred on May 23, 2013 for a repurchase price of $4.50 per share, representing a discount from the then-current market price of UIH’s common stock.

On July 24, 2013, Norman M. Meier, the Company’s former Secretary and a former director of the Company, converted 44,075 shares of Series M Preferred Stock, at a conversion ratio of 5:1, into 220,375 shares of UIH’s common stock.

On August 1, 2013, UIH entered into a third repurchase agreement with Bradley I. Meier to repurchase an additional 350 thousand shares of UIH’s common stock owned by Mr. Meier. The repurchase of 350 thousand of Mr. Meier’s shares occurred on August 1, 2013 for a repurchase price of $7.02 per share, representing a discount from the then-current market price of UIH’s common stock.

On August 14, 2013, UIH entered into a repurchase agreement with Norman M. Meier to repurchase 241,933 shares of UIH’s common stock owned by Mr. Meier. The repurchase of 241,933 of Mr. Meier’s shares occurred on August 14, 2013 for a repurchase price of $7.57 per share, representing a discount from the then-current market price of UIH’s common stock.

Dividends

On February 8, 2013, the Company declared a cash dividend of $0.08 per share on its outstanding common stock paid on April 5, 2013, to the shareholders of record at the close of business on March 14, 2013.

On April 18, 2013, the Company declared a cash dividend of $0.08 per share on its outstanding common stock paid on June 17, 2013, to the shareholders of record at the close of business on June 3, 2013.

On August 27, 2013, the Company declared a cash dividend of $0.10 per share on its outstanding common stock paid on September 30, 2013, to the shareholders of record at the close of business on September 23, 2013.

9.	Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performs certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chairman, President and Chief Executive Officer of the Company. We believe that all amounts paid to Downes and Associates are no greater than amounts that would need to be paid to third parties on an arm’s-length basis for similar services.

Scott P. Callahan, a director of the Company, provides the Company with consulting services and advice with respect to the Company’s reinsurance and related matters through SPC Global RE Advisors LLC, an entity affiliated with Mr. Callahan. The Company entered into the consulting agreement with SPC Global RE Advisors LLC effective June 6, 2013.

The following table provides payments made by the Company to Downes and SPC Global RE Advisors LLC for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Downes and Associates	$131	$131	$390	$391
SPC Global RE Advisors LLC	$38	$—	$38	$—

There were no amounts due to Downes and Associates and SPC Global RE Advisors LLC as of September 30, 2013. No amounts were due to Downes and Associates as of December 31, 2012. Payments due to Downes and Associates and SPC Global RE Advisors LLC are generally made in the month the services are provided.

See “—Note 8 (Stockholders’ Equity)” for details on the repurchase agreements between UIH and each of Messrs. Bradley Meier and Norman Meier.

RenRe currently is, and has been, a participant in the Company’s reinsurance programs. On May 23, 2013, the Company entered into a series of contracts with RenRe and its affiliate, RenRe Ventures. As discussed in “—Note 6 (Long-Term Debt)”, UIH entered into an unsecured Term Loan with RenRe Ventures. The Term Loan is part of a series of agreements entered into by the Company, RenRe and RenRe Ventures pursuant to which, among other things, the Company has purchased a catastrophe risk-linked transaction contract from RenRe and entered into an agreement whereby RenRe will reserve reinsurance capacity for the Company’s reinsurance programs and receive a right of first refusal in respect of a portion thereof. As part of the series of agreements with RenRe and RenRe Ventures, on May 23, 2013, UIH, RenRe Ventures and Mr. Bradley Meier agreed to assign to RenRe Ventures a portion of UIH’s right of first refusal to repurchase shares of its common stock owned by Mr. Meier under the first repurchase agreement entered into on April 1, 2013. RenRe Ventures will have a right of first refusal to repurchase one-third of the shares offered by Mr. Meier to any third party, up to the lesser of 2 million shares or 4.99% of UIH’s outstanding common stock, through December 31, 2014.

10.	Income Taxes

Deferred income taxes represent the temporary differences between the GAAP and tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows for the periods presented (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Deferred income tax assets:
Unearned premiums	$12,108	$11,430
Advance premium	1,790	1,132
Unpaid losses and LAE	2,756	3,449
Regulatory assessments	844	2,447
Share-based compensation	1,477	3,048
Accrued wages	453	778
Allowance for uncollectible receivables	207	205
Additional tax basis of securities	45	573
Unrealized losses on trading investments	—	2,782
Capital loss carryforwards	1,204	—
Other comprehensive loss	306	—

Total deferred income tax assets	21,190	25,844

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(6,540)	(6,666)
Prepaid expenses	(625)	—
Unrealized gains on trading investments	(269)	—

Total deferred income tax liabilities	(7,434)	(6,666)

Net deferred income tax asset	$13,756	$19,178

Valuation allowances were deemed unnecessary as of September 30, 2013 and December 31, 2012, respectively, because management believes it is probable that the Company will generate taxable income sufficient to realize the tax benefits associated with the Company’s deferred income tax assets shown above in the near future.

Tax years that remain open for purposes of examination of its income tax liability due to taxing authorities, include the years ended December 31, 2012, 2011 and 2010.

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.2%	0.5%	0.3%	0.3%
Disallowed compensation	4.1%	3.5%	2.4%	1.5%
Fines and penalties	0.0%	—	0.6%	—
True-up of prior year tax returns	-0.9%	-1.7%	-0.4%	-0.4%
State income tax, net of federal tax benefit (1)	3.6%	3.6%	3.6%	3.6%
Other, net	0.6%	—	0.3%	—

Effective tax rate	42.6%	40.9%	41.8%	40.0%

(1)	Included in income tax is Florida income tax at a statutory rate of 5.5%.

11.	Earnings Per Share

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for EPS:
Net income	$14,407	$8,256	$43,395	$25,906
Less: Preferred stock dividends	(14)	(23)	(24)	(282)

Income available to common stockholders	$14,393	$8,233	$43,371	$25,624

Denominator for EPS:
Weighted average common shares outstanding	33,658	39,679	36,628	39,579
Plus: Assumed conversion of stock-based compensation (1)	1,630	282	1,291	390
Assumed conversion of preferred stock	323	489	433	489

Weighted average diluted common shares outstanding	35,611	40,450	38,352	40,458

Basic earnings per common share	$0.43	$0.21	$1.18	$0.65
Diluted earnings per common share	$0.40	$0.20	$1.13	$0.64

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

The Company purchased 592 thousand and 7.258 million shares of UIH’s common stock during the three and nine months ended September 30, 2013, respectively, which decreased weighted average common shares outstanding and weighted average diluted common shares outstanding for these periods. The effect was to increase diluted earnings per common share by $0.06 and $0.10 for the three and nine month periods ended September 30, 2013, respectively. See “—Note 8 (Stockholders’ Equity)” for details on the repurchases of UIH’s common stock.

12.	Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on available for sale investments arising during the periods	$3,507	$1,353	$2,154	$(739)	$(285)	$(454)

Less: realized gains (losses) on investments	56	22	34	55	21	34

Change in net unrealized gains (losses) on available for sale investments	3,451	1,331	2,120	(794)	(306)	(488)

Other comprehensive income (loss)	$3,451	$1,331	$2,120	$(794)	$(306)	$(488)

There were no amounts of other comprehensive income for the three and nine months ended September 30, 2012 and there were no amounts of accumulated other comprehensive income as of December 31, 2012.

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

Lease and Other

On July 12, 2013, UPCIC entered into a lease agreement (“Lease Agreement”) for an office building containing 29,018 rentable square feet adjacent to its principal office in Fort Lauderdale, Florida (“Property”). The Company expects to use the Property for additional office and storage space. Pursuant to the Lease Agreement, the monthly rent for the Property is approximately $51 thousand and is subject to annual increases. The Company will amortize the scheduled annual rental increases over the term of the lease. The term of the lease is ten years, subject to UPCIC’s purchase of the Property as described below which is expected to take place no later than February 2015. The lease term will commence when the Company takes possession of the office building and begins making monthly rental payments which had not occurred as of September 30, 2013. Based on the terms of the Lease Agreement, the Company will be accounting for this arrangement as an operating lease.

Also on July 12, 2013, UPCIC entered into a purchase agreement to acquire the Property (“Purchase Agreement”). The Purchase Agreement provides that the closing for the sale of the Property will take place no later than February 5, 2015. The closing for the sale of the Property is subject to certain closing conditions. The purchase price for the Property is $5.99 million, and UPCIC will receive a credit toward the purchase price for a portion of the rent it pays under the Lease Agreement.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of the periods presented (in thousands):

	Fair Value Measurements As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$137,286	$—	$—	$137,286
Restricted cash and cash equivalents	2,600	—	—	2,600

Available for sale portfolio:
Fixed maturities:
US government obligations and agencies	—	104,532	—	104,532
Corporate bonds	—	98,978	—	98,978
Mortgage-backed and asset-backed securities	—	94,994	—	94,994
Equity securities:
Common stock	20,057		—	20,057
Mutual funds	50,805		—	50,805

Total available for sale portfolio investments	$70,862	$298,504	$—	$369,366

Total assets accounted for at fair value	$210,748	$298,504	$—	$509,252

	Fair Value Measurements As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$347,392	$—	$—	$347,392
Restricted cash and cash equivalents	33,009	—	—	33,009

Trading portfolio:
Fixed maturities:
US government obligations and agencies	—	4,009	—	4,009
Equity securities:
Common stock:
Metals and mining	26,130	—	—	26,130
Energy	10,868	—	—	10,868
Other	8,215	—	—	8,215
Exchange traded and mutual funds:
Metals and mining	21,989	—	—	21,989
Agriculture	10,265	—	—	10,265
Energy	5,068			5,068
Indices	2,506	—	—	2,506
Non-hedging derivative liability, net	—	(21)	—	(21)
Other investments	317	—	—	317

Total trading portfolio investments	$85,358	$3,988	$—	$89,346

Total assets (liabilities) accounted for at fair value	$465,759	$3,988	$—	$469,747

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands):

	As of September 30, 2013
	Carrying value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$19,118	$16,310
Term loan	$18,238	$18,238

	As of December 31, 2012
	Carrying value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$20,221	$18,057

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

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of September 30, 2013 except for the following:

On October 4, 2013, UPCIC and the OIR signed a Consent Order settling the matters to which the OIR Order related. See “—Note 5 (Insurance Operations)” for additional discussion of the OIR Order and Consent Order. The Consent Order clarifies language contained in the OIR Order, imposes certain requirements upon UPCIC, and requires UPCIC to pay an administrative fine of $1.3 million, which was paid by the Company on October 18, 2013.

On October 8, 2013, the Company took possession of an office building which commenced obligations under the Lease Agreement. See “—Note 13 (Commitments and Contingencies)” for details of this lease arrangement.

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

Risk Factors Summary

Risks Relating to the Property-Casualty Business

•	As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

•	Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition

•	Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition

•	Predicting claim expense relating to environmental liabilities is inherently uncertain and may have a material adverse effect on our operating results and financial condition

•	The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations

•	Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

•	Regulation limiting rate increases and requiring us to participate in loss sharing may decrease our profitability

•	The potential benefits of implementing our profitability model may not be fully realized

•	Our financial condition and operating results and the financial condition and operating results of the Insurance Entities may be adversely affected by the cyclical nature of the property and casualty business

•	Renewed weakness in the Florida real estate market could adversely affect our loss results

Risks Relating to Investments

•	We have periodically experienced, and may experience further reductions in returns or losses on our investments especially during periods of heightened volatility, which could have a material adverse effect on our results of operations or financial condition

•	We are subject to market risk which may adversely impact investment income

•	Concentration of our investment portfolio in any particular segment of the economy may have adverse effects on our operating results and financial condition

•	Our overall financial performance is dependent in part on the returns on our investment portfolio, which may have a material adverse effect on our financial condition or results of operations or cause such results to be volatile

Other Risks Including Those Relating to the Insurance Industry

•	Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

•	Difficult conditions in the economy generally could adversely affect our business and operating results

•	There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

•	Our insurance subsidiaries are subject to examination by state insurance departments

•	Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded risks, which could have a material adverse effect on our operating results and financial condition

•	The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

•	A downgrade in the Financial Stability Rating® of either of our regulated insurance entities may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows

•	Loss of key executives could affect our operations

•	Our revolving line of credit and term loan have restrictive terms and our failure to comply with any of these terms could have an adverse effect on our business and prospects

Overview

Universal Insurance Holdings, Inc. (“UIH”), with its wholly-owned subsidiaries, is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners insurance currently offered in seven states. Total policies-in-force as of September 30, 2013 and December 31, 2012 were 546 thousand and 567 thousand, respectively.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	As of September 30, 2013	As of December 31, 2012

Percentage of Policies-In-Force:
In Florida	94%	96%
With wind coverage	98%	98%
With wind coverage in South Florida (1)	27%	28%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

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

On April 1, 2013, we entered into a repurchase agreement with Mr. Bradley Meier to repurchase an aggregate of four million shares of our common stock owned by Mr. Meier. The initial repurchase of two million of Mr. Meier’s shares occurred on April 1, 2013, and the subsequent repurchase of two million shares occurred on May 23, 2013, each at a price of $4.02 per share, representing a discount from the then-current market price of our common stock. Mr. Meier also granted UIH a right of first refusal on any future sale or transfer of shares of our common stock to a third party for value through December 31, 2014. The repurchase of shares from Bradley I. Meier provides us with an opportunity to buy back shares at a discount to current stock price, while facilitating the orderly sale of shares by a large shareholder.

On April 1, 2013, APPCIC received approval from the OIR for a premium rate increase for its homeowners program. The premium rate increase average is approximately 18.3% statewide. The OIR approved base rate changes in 129 out of 146 territories in Florida. The effective dates for the rate increase were April 15, 2013 for new business and June 1, 2013 for renewal business.

On May 23, 2013, UIH entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd., as lender (“RenRe Ventures”). The Term Loan is part of a series of agreements entered into by the Company and RenRe Ventures and its affiliates pursuant to which, among other things, the Company purchased a catastrophe risk-linked transaction contract from an affiliate of RenRe Ventures and such affiliate will reserve reinsurance capacity for the Company’s reinsurance program and receive a right of first refusal in respect of a portion thereof. As part of the series of agreements with RenRe Ventures and its affiliates, on May 23, 2013, UIH, RenRe Ventures and Mr. Meier agreed to assign to RenRe Ventures a portion of UIH’s right of first refusal to repurchase shares of UIH’s common stock owned by Mr. Meier under the first repurchase agreement entered into on April 1, 2013. RenRe Ventures will have a right of first refusal to repurchase one-third of the shares offered by Mr. Meier to any third party, up to the lesser of 2 million shares or 4.99% of UIH’s’s outstanding common stock, through December 31, 2014.

Also on May 23, 2013, UIH entered into a second repurchase agreement with Mr. Bradley Meier to repurchase an additional 2.666 million shares of UIH’s common stock owned by Mr. Meier. The repurchase of 2.666 million of Mr. Meier’s shares occurred on May 23, 2013 for a repurchase price of $4.50 per share, representing a discount from the then-current market price of UIH’s common stock.

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

On July 12, 2013, UPCIC entered into a lease agreement (“Lease Agreement”) for an office building containing 29,018 rentable square feet adjacent to its principal office in Fort Lauderdale, Florida (“Property”). The Company expects to use the Property for additional office and storage space. Pursuant to the Lease Agreement, the monthly rent for the Property is approximately $51,000, which includes, among other charges, all sales taxes, insurance, and maintenance fees for the Property. The rent is subject to annual increase pursuant to the terms of the Lease Agreement. The term of the lease is ten years, subject to UPCIC’s purchase of the Property as described below.

Also on July 12, 2013, UPCIC entered into a purchase agreement to acquire the Property (“Purchase Agreement”). The Purchase Agreement provides that the closing for the sale of the Property will take place no later than February 5, 2015. The closing for the sale of the Property is subject to certain closing conditions. The purchase price for the Property is $5,990,000, and UPCIC will receive a credit toward the purchase price for a portion of the rent it pays under the Lease Agreement.

On July 24, 2013, Mr. Norman Meier converted 44,075 shares of Series M Preferred Stock, at a conversion ratio of 5:1, into 220,375 shares of common stock.

On August 1, 2013, UIH entered into a third repurchase agreement with Mr. Bradley Meier to repurchase an additional 350 thousand shares of UIH’s common stock owned by Mr. Meier. The repurchase of 350 thousand of Mr. Meier’s shares occurred on August 1, 2013 for a repurchase price of $7.02 per share, representing a discount from the then-current market price of UIH’s common stock.

On August 5, 2013, Mr. De Heer and UIH entered into a Consulting Agreement, effective as of October 1, 2013 (“Consulting Agreement”), in connection with Mr. DeHeer’s voluntary resignation as Chief Financial Officer and Principal Accounting Officer effective as of September 30, 2013. The Consulting Agreement provides that Mr. De Heer will provide certain consulting services to the successor Chief Financial Officer as well as general advice with respect to the Company’s business and operations from the effective date through July 1, 2014.

On August 5, 2013, the Board of Directors appointed Mr. Frank Wilcox to succeed Mr. De Heer as Chief Financial Officer and Principal Accounting Officer of the Company, effective as of October 1, 2013.

On August 14, 2013, UIH entered into a repurchase agreement with Mr. Norman Meier to repurchase 241,933 shares of UIH’s common stock owned by Mr. Meier. The repurchase of 241,933 of Mr. Meier’s shares occurred on August 14, 2013 for a repurchase price of $7.57 per share, representing a discount from the then-current market price of UIH’s common stock.

On August 26, 2013, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for APPCIC. A Financial Stability Rating® of “A” is the third highest of six possible rating levels. According to Demotech, Inc., the affirmation represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The rating of APPCIC is subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc.

On September 2, 2013, Demotech, Inc. assigned the 2013 Financial Stability Rating® of “A” for UPCIC. A Financial Stability Rating® of “A” is the third highest of six possible rating levels. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The rating of UPCIC is subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc.

On October 4, 2013, UPCIC and the Florida Office of Insurance Regulation (“OIR”) signed a consent order settling the order received from the OIR dated May 30, 2013 related to the OIR’s Target Market Conduct Final Examination Report of UPCIC for the period January 2009 through May 2013. See “—Note 5 (Insurance Operations)” and “—Note 15 (Subsequent Events)” for a discussion of the order. The consent order clarifies language contained in the OIR’s earlier order, imposes certain requirements on UPCIC and requires UPCIC to pay an administrative fine of $1.3 million, which was paid by the Company on October 18, 2013.

On October 8, 2013, the Company took possession of the Property and commenced its obligations under the Lease Agreement. See “—Note 13 (Commitments and Contingencies)” for details on this lease arrangement.

Investment Portfolio

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, in March 2013 our Investment Committee authorized management to engage an investment advisor specializing in the insurance industry to manage our investment portfolio. We seek to maintain an investment portfolio which we expect will provide a stable stream of investment income and reduce the effects of market volatility. We expect that the majority of the portfolio will consist of securities available for sale, with changes in fair value reflected in stockholders’ equity (except for other than temporary impairments, which are reflected in earnings). In the first quarter of 2013, we liquidated 100% of the equity securities that were held in our trading portfolio resulting in net losses of $8.2 million. See “Item 1—Note 3 (Investments)” for the composition of our portfolio as of September 30, 2013.

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

Effective June 1, 2013 through June 1, 2014, under an excess catastrophe contract specifically covering risks located in Georgia, Maryland, Massachusetts, North Carolina and South Carolina, UPCIC obtained catastrophe coverage consisting of three layers of 55% of $20 million in excess of $30 million, 55% of $25 million in excess of $50 million and 55% of $50 million in excess of $75 million covering certain loss occurrences including hurricanes. All three layers of coverage have a second full limit available to UPCIC with additional premium calculated pro rata as to amount and 100% as to time, as applicable. The cost of UPCIC’s excess catastrophe contracts specifically covering risks in Georgia, Maryland, Massachusetts, North Carolina and South Carolina is $3.412 million.

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

UPCIC also obtained coverage from the FHCF. The approximate coverage is estimated to be 90% of $1.109 billion in excess of $423.1 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2013 hurricane season is $77.993 million of which UPCIC’s cost is 55%, or $42.896 million, and the quota share reinsurers’ cost is the remaining 45%.

The largest private participants in UPCIC’s reinsurance program include leading reinsurance companies such as Odyssey Re, Everest Re, Renaissance Re and Lloyd’s of London syndicates.

With the implementation of the Company’s 2013-2014 reinsurance program at June 1, 2013, the Company retains a maximum pre-tax net liability of $27.5 million for the first catastrophic event up to $1.824 billion of losses relating to the UPCIC Florida program, a maximum pre-tax net liability of $16.5 million for the first catastrophic event up to $125 million of losses relating to the UPCIC Georgia, Maryland, Massachusetts, North Carolina and South Carolina program, and a maximum pre-tax net liability of $5.5 million for the first catastrophic event up to $30 million of losses relating to the UPCIC Hawaii program.

APPCIC REINSURANCE PROGRAM

Effective June 1, 2013 through May 31, 2014, under three layers in an excess catastrophe contract, APPCIC obtained catastrophe coverage of $20.250 million in excess of $2.5 million covering certain loss occurrences including hurricanes. The coverage of $20.250 million in excess of $2.5 million has a second full limit available to APPCIC; additional premium is calculated pro rata as to amount and 100% as to time, as applicable. The total cost of APPCIC’s private catastrophe reinsurance program effective June 1, 2013 through May 31, 2014 is $2.763 million.

Effective June 1, 2013 through May 31, 2014, APPCIC purchased reinstatement premium protection which reimburses APPCIC for its cost to reinstate the entire $20.250 million of catastrophe coverage in one contract. The cost of APPCIC’s purchased reinstatement premium protection is $388 thousand.

APPCIC also obtained coverage from the FHCF. The approximate coverage is estimated to be 90% of $37.422 million in excess of $14.276 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2013 hurricane season is $2.632 million.

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

With the implementation of the Company’s 2013-2014 reinsurance program at June 1, 2013, the Company retains a maximum pre-tax net liability of $2.5 million for the first catastrophic event up to $56.59 million of losses relating to the APPCIC program.

UIH PROGRAM

Separately from the Insurance Entities’ reinsurance programs, UIH protected its own assets against diminution in value due to catastrophe events by purchasing $75 million in coverage through a catastrophe risk-linked transaction contract, effective June 1, 2013 through December 31, 2013. The contract provides for recovery by UIH in the event of exhaustion of UPCIC’s catastrophe coverage for the state of Florida. The total cost to UIH of the risk-linked transaction contract is $6.0 million. UIH also purchased additional coverage equivalent to $100 million in the form of insurance proceeds and forgiveness of debt through a catastrophe risk-linked transaction contract, effective June 1, 2013 through May 31, 2016. This contract also provides for recovery by UIH in the event of exhaustion of UPCIC’s catastrophe coverage for the state of Florida. The total cost to UIH of this risk-linked transaction contract is $9.0 million per year for each of the three years.

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

The following table reflects the effect of wind mitigation credits received by UPCIC’s policyholders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$324,679	$702,905	31.6%
3/31/2012	57.9%	$321,016	$716,117	31.0%
6/30/2012	58.0%	$319,639	$722,917	30.7%
9/30/2012	58.2%	$329,871	$740,265	30.8%
12/31/2012	58.6%	$334,028	$744,435	31.0%
3/31/2013	58.6%	$340,778	$751,546	31.2%
6/30/2013	58.8%	$352,244	$747,603	32.0%
9/30/2013	59.4%	$362,737	$741,067	32.9%

The following table reflects the effect of wind mitigation credits received by APPCIC’s policyholders (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of APPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
12/31/2011	96.0%	$636	$554	53.4%
3/31/2012	89.4%	$2,270	$2,047	52.6%
6/30/2012	90.5%	$6,167	$5,139	54.5%
9/30/2012	94.0%	$12,419	$8,827	58.5%
12/31/2012	97.0%	$16,059	$9,874	61.9%
3/31/2013	97.3%	$20,156	$12,091	62.5%
6/30/2013	97.9%	$22,471	$13,245	62.9%
9/30/2013	98.1%	$20,526	$11,946	63.2%

Results of Operations—Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

Net income increased by $6.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, reflecting an improvement in underwriting income. The increase was partially offset by the absence of net trading portfolio gains that were generated during the three months ended September 30, 2012. The Company liquidated its trading portfolio in the first quarter of 2013. Diluted earnings per common share increased by $0.20 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, $0.06 of which was attributable to a reduction in shares of common stock outstanding as a result of UIH’s repurchase of shares from Bradley I. Meier and Norman M. Meier, as discussed under “—Recent Developments”.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2013 compared to the same period in 2012 (in thousands):

	Three Months Ended September 30,		Change
	2013	2012	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$186,079	$192,986	$(6,907)	-3.6%
Ceded premiums written	(124,961)	(132,776)	7,815	-5.9%

Net premiums written	61,118	60,210	908	1.5%
Change in net unearned premium	7,809	(698)	8,507	NM

Premiums earned, net	68,927	59,512	9,415	15.8%
Net investment income (expense)	382	215	167	77.7%
Net realized gains (losses) on investments	56	(3,142)	3,198	NM
Net change in unrealized gains (losses) on investments	15	8,091	(8,076)	-99.8%
Commission revenue	4,180	4,822	(642)	-13.3%
Policy fees	3,231	3,461	(230)	-6.6%
Other revenue	1,577	1,578	(1)	-0.1%

Total premiums earned and other revenues	78,368	74,537	3,831	5.1%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	28,335	36,301	(7,966)	-21.9%
General and administrative expenses	24,920	24,262	658	2.7%

Total operating costs and expenses	53,255	60,563	(7,308)	-12.1%

INCOME BEFORE INCOME TAXES	25,113	13,974	11,139	79.7%
Income taxes, current	9,142	624	8,518	1365.1%
Income taxes, deferred	1,564	5,094	(3,530)	-69.3%

Income taxes, net	10,706	5,718	4,988	87.2%

NET INCOME	$14,407	$8,256	$6,151	74.5%

Change in net unrealized losses on available for sale investments, net of tax	2,120	—	2,120	100.0%

NET INCOME AND COMPREHENSIVE INCOME	$16,527	$8,256	$8,271	100.2%

NM—Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $68.9 million for the three months ended September 30, 2013, compared to $59.5 million for the three months ended September 30, 2012. The increase in net earned premiums of $9.4 million, or 15.8%, reflects an increase in direct earned premiums of $8.1 million and a decrease in ceded earned premiums of $1.3 million. The increase in direct earned premiums is due primarily to rate increases over the past 24 months. These rate increases, along with strategic initiatives we have undertaken to manage our exposure (such as our decision not to renew certain policies we believe had inadequate premiums relative to projected risks and expenses) have resulted in a moderate reduction in the number of policies-in-force. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The decrease in ceded earned premiums is attributable to lower reinsurance costs effective with the 2013-2014 reinsurance program.

We sold a small amount of investment securities available for sale during the three months ended September 30, 2013, resulting in a gain of $56 thousand. For the three months ended September 30, 2012, we realized net losses on investments of $3.1 million, reflecting the loss in value of trading portfolio investments in the metals and mining sector that were sold during the period.

The decrease of $8.1 million in the net change in unrealized gains for the three months ended September 30, 2013 compared to the same period in 2012 reflects the absence of investment securities held in the trading portfolio during the three months ended September 30, 2013. The investment securities held during the three months ended September 30, 2013 were available for sale. Unrealized gains and losses for securities held in trading are recorded in earnings while unrealized gains and losses for securities available for sale are recorded in equity unless the unrealized losses are deemed other than temporary in which case they are reflected in earnings.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the three months ended September 30, 2013, commission revenue was $4.2 million, compared to $4.8 million for the three months ended September 30, 2012. The decrease in commission revenue of $0.6 million, or 13.3%, was due primarily to a reduction in the cost of reinsurance.

Policy fees are comprised primarily of the managing general agent’s policy fee income from insurance policies. For the three months ended September 30, 2013, policy fees were $3.2 million, compared to $3.5 million for the three months ended September 30, 2012. The decrease of $0.2 million, or 6.6%, reflects a reduction in the number of policies written and renewed, which we believe is primarily due to the rate increases that have taken effect, as well as the aforementioned strategic initiatives, which we believe have caused some attrition.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 41.1% and 61% during the three-month periods ended September 30, 2013 and 2012, respectively, and were comprised of the following components (in thousands):

	Three Months Ended September 30, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$53,600	$25,265	$28,335
Premiums earned	$199,323	$130,396	$68,927
Loss & LAE ratios	26.9%	19.4%	41.1%

	Three Months Ended September 30, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$68,286	$31,985	$36,301
Premiums earned	$191,225	$131,713	$59,512
Loss & LAE ratios	35.7%	24.3%	61.0%

The reduction in the net loss and LAE ratio reflects an increase in net premiums earned and a decrease in net loss and LAE. The increase in net earned premium is attributable to an increase in direct earned premium of $8.1 million, an increase in quota share earned premium of $2.9 million and a decrease in the ceded earned catastrophe premiums of $4.2 million. The decrease in net loss and LAE ratio is primarily attributable to an improvement in the adjustments made in the current years related to prior accident years.

For the three months ended September 30, 2013, general and administrative expenses were $24.9 million, compared to $24.3 million for the three months ended September 30, 2012. The increase in general and administrative expenses of

$0.7 million, or 2.7%, was due primarily to increases in bonus accruals of $1 million and stock-based compensation of $843 thousand. These increases were partially offset by credits of $1.4 million from the recovery of Florida Insurance Guarantee Association (“FIGA”) assessments from our policyholders.

Income taxes increased by $5.0 million, or 87.2% primarily as a result of an increase in income before income taxes. The effective tax rate increased to 42.6% for the three months ended September 30, 2013 from 40.9% for the same period in the prior year primarily from an increase in the amount of non-deductible expenses including compensation.

Comprehensive income includes net income and other comprehensive income or loss. The other comprehensive income for the three months ended September 30, 2013, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold. See “Item 1—Note 12 (Other Comprehensive Income (Loss) )”.

Results of Operations—Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income increased by $17.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, reflecting a significant increase in underwriting income. The increase was partially offset by greater trading portfolio losses as the Company liquidated its trading portfolio during the first quarter of 2013 and an increase in general and administrative expenses. Diluted earnings per common share increased by $0.49 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, $0.10 of which was attributable to a reduction in shares of common stock outstanding as a result of UIH’s repurchase of shares from Bradley I. Meier and Norman M. Meier, as discussed under “—Recent Developments”.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2013 compared to the same period in 2012 (in thousands):

	Nine Months Ended September 30,		Change
	2013	2012	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$610,164	$605,557	$4,607	0.8%
Ceded premiums written	(400,175)	(398,643)	(1,532)	0.4%

Net premiums written	209,989	206,914	3,075	1.5%
Change in net unearned premium	(8,787)	(43,068)	34,281	-79.6%

Premiums earned, net	201,202	163,846	37,356	22.8%
Net investment income (expense)	530	163	367	225.2%
Net realized gains (losses) on investments	(15,982)	(12,296)	(3,686)	30.0%
Net change in unrealized gains (losses) on investments	7,912	11,490	(3,578)	-31.1%
Net foreign currency gains (losses) on investments	—	23	(23)	-100.0%
Commission revenue	14,437	15,494	(1,057)	-6.8%
Policy fees	10,737	11,434	(697)	-6.1%
Other revenue	4,743	4,558	185	4.1%

Total premiums earned and other revenues	223,579	194,712	28,867	14.8%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	80,018	91,912	(11,894)	-12.9%
General and administrative expenses	68,998	59,605	9,393	15.8%

Total operating costs and expenses	149,016	151,517	(2,501)	-1.7%

INCOME BEFORE INCOME TAXES	74,563	43,195	31,368	72.6%
Income taxes, current	25,440	10,484	14,956	142.7%
Income taxes, deferred	5,728	6,805	(1,077)	-15.8%

Income taxes, net	31,168	17,289	13,879	80.3%

NET INCOME	$43,395	$25,906	$17,489	67.5%

Change in net unrealized losses on available for sale investments, net of tax	(488)	—	(488)	100.0%

NET INCOME AND COMPREHENSIVE INCOME	$42,907	$25,906	$17,001	65.6%

NM—Not meaningful.

Net earned premiums were $201.2 million for the nine months ended September 30, 2013, compared to $163.8 million for the nine months ended September 30, 2012. The increase in net earned premiums of $37.4 million, or 22.8%, reflects an increase in direct earned premiums of $34.2 million and a decrease in ceded earned premiums of $3.2 million. The increase in direct earned premiums is due primarily to rate increases over the past 24 months. These rate increases, along with strategic initiatives we have undertaken to manage our exposure, such as the decision not to renew certain policies we believe had inadequate premiums relative to projected risks and expenses, have resulted in a moderate reduction in the number of policies-in-force even as direct written premiums have increased. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. The decrease in ceded earned premiums is attributable to a reduction in the quota share cession rate from 50% for the 2011-2012 reinsurance program to 45% for the 2012-2013 and 2013-2014 reinsurance programs and lower reinsurance costs effective with the 2013-2014 reinsurance program.

Net investment income for the nine months ended September 30, 2013 was $530 thousand, compared to $163 thousand for the same period in the prior year. The increase in net investment income of $367 thousand reflects an increase in the amount of interest earning and dividend paying securities held in the investment portfolio offset by an increase in investment expenses associated with asset management fees charged by our investment advisors to manage certain segments of the available for sale portfolio. When the portfolio was classified as trading, all fees were paid in the form of commission on investment trades and reflected in net realized gains and losses on investments and changes in unrealized gains and losses on investments.

Net realized losses on investments of $16.0 million were recorded during the nine months ended September 30, 2013, compared to $12.3 million of net realized losses recorded during the same period in the prior year. The increase in net realized losses of $3.7 million, or 30%, resulted primarily from the liquidation of our trading portfolio in the first quarter of 2013.

Net changes in unrealized gains on investments of $7.9 million were recorded during the nine months ended September 30, 2013 compared to net changes in unrealized gains of $11.5 million recorded during the same period in the prior year. The decrease in net change in unrealized gains on investments of $3.6 million, or 31.1%, resulted primarily from the reversal of unrealized losses on investments held at December 31, 2012 and sold during the first quarter of 2013, as we liquidated 100% of the equity securities held in the trading portfolio in the first quarter of 2013.

For the nine months ended September 30, 2013, commission revenue was $14.4 million, compared to $15.5 million for the nine months ended September 30, 2012. The decrease in commission revenue of $1.1 million, or 6.8%, was due primarily to a reduction in the cost of reinsurance.

For the nine months ended September 30, 2013, policy fees were $10.7 million, compared to $11.4 million for the nine months ended September 30, 2012. The decrease of $0.7 million, or 6.1%, reflects a reduction in the number of policies written and renewed, which we believe is primarily due to the rate increases that have taken effect, as well as the aforementioned strategic initiatives, which we believe have caused some attrition.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 39.8% and 56.1% during the nine-month periods ended September 30, 2013 and 2012, respectively, and were comprised of the following components (in thousands):

	Nine Months Ended September 30, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$154,547	$74,529	$80,018
Premiums earned	$590,792	$389,590	$201,202
Loss & LAE ratios	26.2%	19.1%	39.8%

	Nine Months Ended September 30, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$177,425	$85,513	$91,912
Premiums earned	$556,685	$392,839	$163,846
Loss & LAE ratios	31.9%	21.8%	56.1%

The reduction in the net loss and LAE ratio reflects an increase in net premiums earned and a decrease in loss and LAE. The decrease in loss and LAE expenses is primarily attributable to an improvement in the adjustments made in the current years related to prior accident years. We also had better claims experience on the current accident year for the first nine months of 2013 compared to 2012. The increase in net earned premium is attributable to an increase in direct earned premium of $34.1 million and a corresponding decrease in quota share earned premium of $3.2 million. It also reflects proportionately less ceded premiums earned due to the lower cession rate under the 2012-2013 and the 2013-2014 quota share reinsurance contracts compared to the cession rate under the 2011-2012 quota share contract and lower reinsurance costs effective with the 2013-2014 reinsurance program.

For the nine months ended September 30, 2013, general and administrative expenses were $69.0 million, compared to $59.6 million for the nine months ended September 30, 2012. A significant portion of the increase in general and administrative expenses of $9.4 million, or 15.8%, was due to factors related to net deferred policy acquisition costs. The reduction in the amount of ceded quota share premiums, partially offset by an increase in the effective ceding commission rate under the 2013-2014 reinsurance program, effectively increased the amount of amortizable net deferred policy acquisition costs thereby increasing amortization expense by $4.1 million. There were also increases in bonus accruals of $3.0 million, stock-based compensation of $2.1 million, salaries and payroll taxes of $1.1 million, insurance department fees and fines of $1.4 million and legal fees of $1.1 million. These increases were partially offset by credits of $4.0 million from the recovery of FIGA assessments from our policyholders.

Income taxes increased by $13.9 million, or 80.3% primarily as a result of an increase in income before income taxes. The effective tax rate increased to 41.8% for the nine months ended September 30, 2013 from 40.0 % for the same period in the prior year primarily from an increase in the amount of non-deductible expenses including compensation and administrative fines.

Comprehensive income includes net income and other comprehensive income or loss. The other comprehensive loss for the nine months ended September 30, 2013, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold. See “Item 1—Note 12 (Other Comprehensive Income (Loss) )”.

Analysis of Financial Condition—As of September 30, 2013 Compared to December 31, 2012

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments (in thousands):

Type of Investment	As of September 30, 2013	As of December 31, 2012
Cash and cash equivalents	$137,286	$347,392
Restricted cash and cash equivalents	2,600	33,009
Fixed maturities	298,504	4,009
Equity securities	70,862	85,041
Non-hedging derivative asset (liability), net	—	(21)
Other investments	—	317

Total	$509,252	$469,747

Prepaid reinsurance premiums represent the amount of ceded unearned premiums. The increase of $10.6 million to $250.5 million as of September 30, 2013 was due to growth in direct written premiums and timing of the settlement with our reinsurers based upon contractual agreements.

Reinsurance recoverable represents ceded losses and LAE. The decrease of $14.4 million to $74.8 million reflects the corresponding reduction in unpaid losses and LAE as previously described in “—Results of Operations”.

See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.

See “Item 1—Note 10 (Income Taxes)” for a schedule of deferred income taxes as of September 30, 2013 and December 31, 2012 which shows the components of deferred income tax assets and liabilities as of both dates.

See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our unpaid losses and LAE.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $19.4 million to $407.4 million as of September 30, 2013 reflects a general increase in policies written during hurricane season.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The balance at December 31 of each year is generally lower than the balance at any other quarter end, in relative terms, due to the tendency of policyholders to delay payments until January. The increase in the amount of advance premiums of $8.7 million to $23.7 million as of September 30, 2013, compared to $15.1 as of December 31, 2012 reflects that delay.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $25.2 million to $110.5 million as of September 30, 2013 was primarily due to the timing of settlement with our reinsurers based upon contractual agreements.

Long-term debt consists of a surplus note, a term loan and any amounts drawn upon an unsecured line of credit. The increase of $17.1 million to $37.4 million as of September 30, 2013 was associated with the Company entering into a $20 million unsecured term loan agreement and related term note. See “Item 1—Note 5 (Insurance Operations)”

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have generally been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of September 30, 2013 was $137.3 million compared to $347.4 million at December 31, 2012. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2013 and December 31, 2012. The decrease in cash and cash equivalents was largely driven by investments of $377 million made in the investment securities available for sale portfolio, partially offset by the proceeds from the liquidation of the trading portfolio in the first quarter of 2013 of $103 million. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event after recovery of any reimbursement amounts under our reinsurance agreements. The principal source of liquidity for possible claim payments consists of the revenue we generate from the collection of net premiums, after deductions for expenses, reinsurance recoverable and any unused revolving credit lines.

The balance of restricted cash and cash equivalents as of September 30, 2013 was $2.6 million compared to $33.0 million as of December 31, 2012. Restricted cash as of September 30, 2013 is mostly comprised of cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business. The reduction since December 31, 2012 is attributable to anticipated reinsurance premiums that were held on deposit but subsequently released when the underlying contract between UPCIC and UIH’s segregated account T25 was terminated effective December 31, 2012 and replaced with a contract entered into between UPCIC and non-affiliated third party reinsurers effective January 1, 2013.

As discussed in “Item 1—Note 6 (Long-Term Debt)”, UIH entered into a revolving loan agreement and related revolving note (‘DB Loan”) with Deutsche Bank in March 2013. The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%. The interest rate is at the election of UIH. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. We had not drawn any amounts under the unsecured line of credit as of October 31, 2013. [MONITOR & UPDATE]

In May 2013, UIH also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”) also discussed in “Item 1—Note 6 (Long-Term Debt)”. The

Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. The Company used the net proceeds of the Term Loan to repurchase 4,666,000 shares of common stock owned by Mr. Bradley Meier.

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

Our insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies written. Historically, cash receipts from operations, consisting of insurance premiums, commissions, policy fees and investment income, have provided more than sufficient funds to pay loss claims and operating expenses. We maintain substantial investments in highly liquid, marketable securities. Liquidity can also be generated by funds received upon the sale of marketable securities in our investment portfolio available for sale.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2013, we had total capital of $203.8 million, comprised of stockholders’ equity of $166.4 million and total long term debt of $37.4 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 18.4% and 22.5%, respectively, at September 30, 2013. At December 31, 2012, we had total capital of $183.7 million, comprised of stockholders’ equity of $163.5 million and total long term debt of $20.2 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 11.0% and 12.4%, respectively, at December 31, 2012.

At September 30, 2013, UPCIC was in compliance with all of the covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements. At September 30, 2013, UIH was in compliance with all of the covenants under the Term Loan and the DB Loan.

Cash Dividends

On February 8, 2013, we declared a cash dividend of $0.08 per share on our outstanding common stock paid on April 5, 2013, to the shareholders of record at the close of business on March 14, 2013.

On April 18, 2013, we declared a cash dividend of $0.08 per share on our outstanding common stock paid on June 17, 2013, to the shareholders of record at the close of business on June 3, 2013.

On August 27, 2013, we declared a cash dividend of $0.10 per share on our outstanding common stock paid on September 30, 2013, to the shareholders of record at the close of business on September 23, 2013.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years

Unpaid losses and LAE, direct	$157,374	$86,841	$48,074	$15,538	$6,921
Long-term debt	43,904	7,635	18,099	3,847	14,323
Operating leases	411	95	316	—	—
Purchase obligations (2)	5,990	—	5,990	—	—
Employment Agreements (1)	15,718	7,760	7,958	—	—

Total contractual obligations	$223,397	$102,331	$80,437	$19,385	$21,244

(1)	These amounts represent minimum salaries, which may be subject to annual percentage increases, non-equity incentive compensation based on pre-tax or net income levels, and fringe benefits based on the remaining term of employment agreements we have with our executives.
(2)	Relates to purchase agreement to acquire property as disclosed under “Item 1—Note 13 (Commitments and Contingencies)”. Note there are certain conditions that must be met by seller and buyer in order to obligate the Company to consumate the transaction under the purchase agreement.

On October 8, 2013, the Company took possession of the Property and commenced its obligations under the Lease Agreement. Monthly rent is approximately $51 thousand and is subject to annual increases. The term of the lease is ten years, subject to UPCIC’s purchase of the Property which is expected to take place no later than February 2015. See “—Note 13 (Commitments and Contingencies)” for details on this lease arrangement.

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

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of September 30, 2013, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices. See “Item 1—Note 3 (Investments)” for a schedule of investment holdings as of September 30, 2013 and December 31, 2012. To a lesser extent, we also have exposure on our debt obligations which are in the form of a surplus note, and on any amounts we draw under the DB Loan. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Draws under the DB Loan accrue interest at a rate based on LIBOR or Deutsche Bank’s prime rate plus an applicable margin.

Our investments have been, and may in the future be, subject to significant volatility. We have taken steps which we expect will reduce the effects of market volatility by liquidating the investments held in our trading portfolio. We now maintain an investment portfolio which we expect will provide a stable stream of investment income and reduce the effects of market volatility. Our investment objectives with respect to fixed maturities are to maximize after-tax investment income without exposing the surplus of our Insurance Entities to excessive volatility and to integrate the investment portfolio into overall corporate objectives, including asset-liability management, liquidity, tax and income requirements. Our investment objectives with respect to equity securities are to enhance our long-term surplus levels through capital appreciation and earn a competitive rate of total return versus appropriate benchmarks over a market cycle.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the period presented (in thousands):

	As of September 30, 2013
	Amortized Cost								Fair Value
	2013	2014	2015	2016	2017	Thereafter	Other (1)	Total	Total

Fixed maturities	$1,915	$3,892	$47,443	$64,977	$27,799	$58,898	$95,220	$300,144	$298,504
Average interest rate	7.38%	7.43%	1.16%	1.43%	4.99%	3.92%	2.80%	2.76%	2.75%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates and are presented separately for the purposes of this table.

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

The following table provides information about the composition of equity securities held in the Company’s available for sale portfolio (in thousands):

	As of September 30, 2013
	Fair Value	Percent
Equity securities:
Common stock	$20,057	28.3%
Mutual funds	50,805	71.7%

Total equity securities	$70,862	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2013, would have resulted in decreases of $14.2 million, in the fair value of the equity securities investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of our business. As of September 30, 2013, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

Item 1A.	Risk Factors

In the opinion of management other than that which is described below, there have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Our revolving line of credit and term loan have restrictive terms and our failure to comply with any of these terms could have an adverse effect on our business and prospects.

We have entered into a revolving line of credit and term loan, each of which contains a number of affirmative and negative covenants. The negative covenants in these instruments limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	merge, consolidate or dispose of our assets or the capital stock or assets of any subsidiary;

•	pay dividends, make distributions or redeem capital stock;

•	enter into certain transactions with our affiliates;

•	make material changes or modifications to our organizational structure; and

•	grant liens on our assets or the assets of our subsidiaries.

Our revolving line of credit also includes certain affirmative covenants, including financial covenants requiring us to maintain minimum unencumbered liquid assets of $5 million, minimum shareholders’ equity of $120 million and a maximum leverage percentage of 30%, in each case, as such terms are defined and calculated under the revolving line of credit. A breach of any of these covenants would result in a default under our revolving line of credit, which could have a material adverse effect on our business and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary UIH’s repurchases of common stock for the three months ended September 30, 2013 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
7/1/13 - 7/31/13	—	$—	—	—
8/1/13 - 8/31/13 (1)	591,333	7.24	—	—
9/1/13 - 9/30/13	—	—	—	—

Total	591,333	$7.24	—	—

(1)	Includes 300,000 shares repurchased from Bradley I. Meier, the Company’s Former Chairman, President and Chief Executive Officer, in a privately negotiated transaction. Also includes 291,333 shares repurchased from Norman M. Meier, the Company’s former Director and Secretary. See “Item 1—Note 8 (Stockholders’ Equity)” for additional information regarding the repurchases.

Under the DB Loan and Term Loan, so long as any amounts are outstanding thereunder, UIH will be restricted from paying dividends to its shareholders if an event of default (or an event, the giving of notice of which or with the lapse of time or both, would become an event of default) is continuing at the time of and immediately after paying such dividend. No amounts were outstanding under the DB Loan as of September 30, 2013. The Term Loan had a carrying value of $18.2 million as of September 30, 2013.

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1	Office Lease, dated July 12, 2013, by and between Commercial Station LLC and Universal Property & Casualty Insurance Company (1)

10.2	Agreement of Purchase and Sale, dated July 12, 2013, by and between Commercial Station LLC and Universal Property & Casualty Insurance Company (1)

10.3	Repurchase Agreement, dated August 1, 2013, by and between Bradley I. Meier and the Company (2)

10.4	Consulting Agreement, dated as of August 5, 2013, by and between George De Heer and the Company (3)

10.5	Employment Agreement, dated as of August 5, 2013, by and between Frank Wilcox and the Company (3)

10.6	Repurchase Agreement, dated August 14, 2013, by and between Norman M. Meier and the Company (4)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS-XBRL	Instance Document *

101.SCH-XBRL	Taxonomy Extension Schema Document *

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document *

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document *

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document *

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2013.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 5, 2013.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-189122) deemed effective on August 14, 2013.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: November 4, 2013	/s/ Sean P. Downes
Sean P. Downes, President and Chief Executive Officer

Date: November 4, 2013	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer