Form 10-K
period 2013-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2014-03-03
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 958-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2013: $203,361,651.

Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 18, 2014: 34,636,054

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

THE COMPANY

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. The name was changed to Universal Insurance Holdings, Inc. in January 2001. UIH and its wholly-owned subsidiaries (“we” or the “Company”) have evolved into a vertically integrated insurance holding company. Our insurance products are offered to our customers through Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities.” Substantially all aspects of insurance underwriting, distribution and claims processing are performed by our subsidiaries. Our principal executive offices are located at 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309, and our telephone number is (954) 958-1200.

In 1997, we organized a subsidiary, UPCIC, as part of our strategy to take advantage of what management believed to be profitable business and growth opportunities in Florida’s residential property and casualty insurance marketplace. UPCIC was formed to participate in the transfer of homeowners’ insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association (“JUA”). UPCIC’s application to become a Florida licensed property and casualty insurance company was filed with the Florida Office of Insurance Regulation (“OIR”) on May 14, 1997 and approved on October 29, 1997. UPCIC’s proposal to begin operations through the acquisition of homeowners’ insurance policies issued by the JUA was approved by the JUA on May 21, 1997, subject to certain minimum capitalization and other requirements.

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

INSURANCE BUSINESS

The Florida Insurance Code currently requires that residential property insurers holding a certificate of authority before July 1, 2011, such as our Insurance Entities, maintain capitalization, referred to as “minimum capitalization,” equivalent to the greater of ten percent of the insurer’s total liabilities or $5 million. The dollar amount for the minimum capitalization is scheduled to increase to $10 million on July 1, 2016 and then to $15 million on July 1, 2021. Both Insurance Entities’ statutory capital and surplus exceeded the minimum capitalization requirements as of December 31, 2013. The Insurance Entities are also required to adhere to prescribed premium-to-capital surplus ratios which were also met as of December 31, 2013.

Our primary product is homeowners’ insurance offered through the Insurance Entities. Our criteria for accepting insurance risk includes, but are not limited to, common industry underwriting standards such as, defined coverage limitations on buildings and contents and risk condition. Also, to manage exposure and risk, we utilize standard industry catastrophe modeling techniques for hurricane and windstorm exposure.

We may consider underwriting other types of policies in the future, subject to approval by the appropriate regulatory authorities. See “Government Regulation and Initiatives,” “Competition” and “Product Pricing” for a discussion of the material regulatory and market factors that may affect the Insurance Entities’ ability to obtain additional policies.

UPCIC is licensed to transact insurance business in Florida, North Carolina, South Carolina, Hawaii, Georgia, Maryland and Massachusetts. The North Carolina Department of Insurance currently restricts UPCIC to writing no more than $20.0 million of direct premiums per year. APPCIC is licensed to transact insurance business only in Florida.

The Insurance Entities’ average annual premium for policies in force as of December 31, 2013 was approximately $1,460.

The geographical distribution of the Insurance Entities’ policies-in-force and total insured values were as follows for the period presented (dollars in thousands):

As of December 31, 2013
State	Count	%	Total Insured Value	%
Florida	499,949	93.3%	$110,785,839	90.7%
Other states	36,039	6.7%	11,305,295	9.3%

Grand Total	535,988	100.0%	$122,091,134	100.0%

As of December 31, 2013
County	Count	%	Total Insured Value	%
South Florida
Palm Beach	57,042	11.4%	$13,227,814	11.9%
Broward	55,928	11.2%	14,798,951	13.4%
Miami	34,704	6.9%	7,232,761	6.5%

South Florida exposure	147,674	29.5%	35,259,526	31.8%
Other significant* Florida counties
Pinellas	37,634	7.5%	6,142,949	5.5%
Lee	30,662	6.1%	5,466,158	5.2%
Collier	23,531	4.7%	4,191,849	4.1%
Brevard	20,222	4.1%	4,076,853	3.8%
Hillsborough	20,138	4.1%	4,962,225	4.6%
Polk	19,902	4.0%	5,958,535	4.4%
Escambia	19,780	4.0%	5,356,606	5.0%
Orange	16,987	3.4%	3,884,923	2.5%
Sarasota	16,567	3.3%	2,629,658	3.3%
Manatee	12,668	2.5%	2,232,199	2.2%
Duval	12,661	2.5%	2,793,458	2.1%

Total other significant* counties	230,752	46.2%	47,695,413	42.7%

Summary for all of Florida	Count	%	Total Insured Value	%
South Florida exposure	147,674	29.5%	35,259,526	31.8%
Total other significant* counties	230,752	46.2%	47,695,413	42.7%
Other Florida counties	121,523	24.3%	27,830,900	25.5%

Total Florida	499,949	100.0%	$110,785,839	100.0%

*	Significant counties defined as policy count or insured value greater than 2.50% of total policy count or total insured value for policies-in-force as of December 31, 2013.

The policies in force as of December 31, 2013 including and excluding wind coverage is as follows (dollars in thousands):

As of December 31, 2013
Type of coverage	Count	%	Total Insured Value	%
Policies with wind coverage	525,130	98.0%	$120,123,058	98.4%
Policies without wind coverage	10,858	2.0%	1,968,076	1.6%

Grand Total	535,988	100.0%	$122,091,134	100.0%

INSURANCE OPERATIONS

The Insurance Entities generate revenues primarily from the collection of premiums. Universal Risk Advisors, Inc. (“URA”), our managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of the Insurance Entities’ insurance products through our distribution network of independent agents. URA performs underwriting, rating, policy issuance, reinsurance negotiations, and certain administration functions for the Insurance Entities. We have also formed Universal Adjusting Corporation, which adjusts claims for the Insurance Entities, and Universal Inspection Corporation, which performs property inspections for homeowners’ insurance policies underwritten by the Insurance Entities.

Atlas Premium Finance Company offers premium finance services to policyholders of the Insurance Entities. BARC performs reinsurance negotiations on behalf of URA for the Insurance Entities. Universal Logistics Corporation assists with operational duties associated with our day-to-day business.

APPCIC is authorized to write homeowners multi-peril coverage on homes valued in excess of $1.0 million, which are limits and coverages currently not targeted through its affiliate, UPCIC. APPCIC began writing insurance policies in Florida in November 2011.

We also generate income by investing available funds in excess of those retained for claims-paying obligations and insurance operations. See the “Investments” section below.

Coastal Homeowners Insurance Specialists, Inc., a wholly owned subsidiary of UIH, was incorporated in Florida on July 2, 2001 to solicit voluntary business. This entity represents our agency operations and seeks to generate income from commissions and other charges.

Management of Exposure to Catastrophic Losses

The Insurance Entities are exposed to potentially numerous insured losses arising out of single or multiple occurrences, such as natural catastrophes. The Insurance Entities’ exposure to catastrophic losses arises principally out of hurricanes and windstorms. Through the use of standard industry modeling techniques that are susceptible to change, the Insurance Entities manage their exposure to such losses on an ongoing basis from an underwriting perspective. The catastrophe models we utilize analyze credible scientific evidence, regarding the potential impact of global climate change which the Company considers to determine the potential impact of laws and regulations intended to combat climate change and the effect of such change, laws and regulations on our ability to manage exposure under the Insurance Entities’ policies.

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

UPCIC has in recent years purchased reinsurance coverage up to and above the 100-year “Probable Maximum Loss” (“PML”). PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models such as AIR CLASIC/2 and RMS Risk Link, produce loss estimates that are quantified in terms of dollars and probabilities. The Insurance Entities’ PML amounts are modeled using both the AIR CLASIC/2 and RMS Risk Link versions in effect at the date of the calculation. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance. It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution. However, as the Insurance Entities write policies throughout the year, the 100-year PML will change. It is possible that the reinsurance in place may not always surpass the 100-year PML at every point in time in one specific model. In addition, modeling results are merely estimates and are subject to various assumptions. Please see “Item 1A. Risk Factors – As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.”

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

Investments

We generate income by investing funds in excess of those retained for claims-paying obligations and insurance operations. We conduct these investment activities through each of the Insurance Entities and UIH. We have retained investment advisers to advise us and manage the investment portfolio. Our investment committee reports overall investment results to our Board of Directors, at least on a quarterly basis. Our investment advisers may assist in such reports to the Board of Directors.

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

During 2013, our investment committee authorized management to engage Deutsche Bank, a leading global investment adviser specializing in the insurance industry, to manage our investment portfolio. Working with the investment adviser, we transitioned the composition of our portfolio to a more traditional insurance company investment portfolio, which we expect will provide a more stable stream of investment income and reduce the effects of market volatility. Our overall investment objective is to maximize total rate of return while maintaining liquidity and minimizing risk. Our investment strategy includes maintaining investments to support unpaid losses and loss adjustment expenses for our insurance subsidiaries in accordance with guidelines established by insurance regulators.

As of December 31, 2013, the fair value of our consolidated investment portfolio was $474.3 million, comprised of the following (in thousands):

Type of Investment	As of December 31, 2013
Cash and cash equivalents	$117,275
Restricted cash and cash equivalents	2,600
Fixed maturities	289,418
Equity securities	65,022

Total	$474,315

The investment activities of the Insurance Entities are subject to regulation and supervision by the OIR. See “Government Regulation and Initiatives” below. The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities correspondingly limit the amount of investment in, among other things, non-investment grade fixed maturity securities (including high-yield bonds) and total investments in preferred stock and common stock. While we seek to appropriately limit the size and scope of investments in the UIH portfolio, UIH is not similarly restricted by Florida law. Therefore, the investments made by UIH may significantly differ from those made by the Insurance Entities. We do not purchase securities on margin. As of December 31, 2013, approximately 97% of our portfolio is held by our Insurance Entities and 3% is held by UIH.

See “Note 3 – INVESTMENTS” in the accompanying notes to our consolidated financial statements in Part II, Item 8 below.

Government Regulation and Initiatives

Florida insurance companies, such as the Insurance Entities, are subject to regulation and supervision by the OIR. The OIR has broad regulatory, supervisory and administrative authority. Such authority includes but is not limited to: the granting and revocation of licenses to transact business; the enforcement of standards of solvency that must be met and maintained; the nature of, and limitations on, investments; the review and approval of policy forms and rates; the review of reinsurance contracts; the periodic examination of the affairs of insurance companies; and the review of the form and content of required financial statements. A separate agency, the Florida Department of Financial Services, is responsible for the licensure and regulation of agents. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

Florida created the Citizens Property Insurance Corporation (“Citizens”) to provide insurance to Florida homeowners in high-risk areas and to others without private insurance options. As of December 31, 2013, there were 1,021,694 Citizens’ policies in force compared to 1,314,811 as of December 31, 2012. In May 2007, Florida passed legislation that froze property insurance rates for Citizens’ customers at December 2006 levels through December 31, 2008. This same legislation permitted insurance customers to opt into Citizens when the price of a privately-offered insurance policy is 15% more than the Citizens rate, compared to the previous opt-in threshold of 25%. Although Citizens’ rates have risen since 2008, legislative initiatives, together with any future initiatives that seek to further relax eligibility requirements or reduce premium rates for Citizens customers, could adversely affect our ability and the ability of the Insurance Entities to conduct profitable business. State and federal legislation relating to insurance is affected by a number of political and economic factors that are beyond our control. The Florida Legislature and the National Association of Insurance Commissioners (“NAIC”) from time to time consider proposals that may affect, among other things, regulatory assessments and reserve requirements.

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

The Florida Insurance Guaranty Association (“FIGA”) is a nonprofit corporation created by the Florida Legislature. FIGA services pending claims of Florida policyholders against member insurance companies which become insolvent and are ordered liquidated. The operation is directed towards early recognition and payment of those covered claims to avoid hardship or financial difficulties to the insureds or claimants involved. Payments of claims are funded with the proceeds of the failed insurers’ liquidated assets. When these proceeds are inadequate to cover outstanding claims, assessments are made among members which are composed of all Florida licensed direct writers of property or casualty insurance. In 2012, the OIR approved a mandatory assessment by FIGA that was applicable to all member insurers of FIGA’s “All Other Account,” which includes UPCIC and APPCIC. The assessment was 0.9 percent of each of the Insurance Entities’ net direct written premiums within Florida for the calendar year 2011 and totaled $6.3 million. The assessment had a negative effect on the consolidated operating results of the Company for the year ended December 31, 2012. The majority of the mandatory assessment on UPCIC of $6.3 million was recovered in 2013 through a surcharge on UPCIC’s policies within Florida, pursuant to a filing made with the OIR in November 2012. The mandatory assessment on APPCIC was a nominal amount that the Company has elected not to recover. Since the prior assessment levied by FIGA in 2009 on its All Other Account, FIGA reports there have been 13 foreign and domestic insurance company insolvencies affecting its claims-paying accounts.

UPCIC has become and will become subject to other states’ laws and regulations as it has obtained and continues to seek authority to transact business in other states.

UPCIC received an order from the OIR dated May 30, 2013 related to the OIR’s Target Market Conduct Final Examination Report of UPCIC for the period January 2009 through May 2013 (“OIR Order”). The OIR Order alleged certain violations and findings and sought to impose certain requirements and an administrative fine of $1.3 million upon UPCIC. On October 4, 2013, UPCIC and the OIR signed a Consent Order settling the OIR Order. The Consent Order clarified language contained in the OIR Order, imposed certain requirements on UPCIC and required UPCIC to pay the administrative fine of $1.3 million, which it paid on October 18, 2013.

Product Pricing

The rates charged by the Insurance Entities generally are subject to regulatory review and approval before they may be implemented. The Insurance Entities periodically submit their rate revisions to regulators as required by law or deemed by us to be necessary or appropriate for the Insurance Entities’ business. We prepare these filings for the Insurance Entities based on objective data relating to their respective business and on judgment exercised by management and retained professionals.

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

On February 7, 2013, we announced that UPCIC received approval from the OIR for premium rate increases for its homeowners and dwelling fire programs within Florida. The premium rate increases will average approximately 14.1% statewide for its homeowners program and 14.5% for its dwelling fire program. The effective dates for the homeowners program rate increase were January 18, 2013, for new business and March 9, 2013, for renewal business. The effective dates for the dwelling fire program rate increase were January 14, 2013, for new business and March 3, 2013, for renewal business. In late 2013, the Company secured approval for an overall rate decrease for homeowners in the amount of 2.4%, effective in early 2014. In addition, an increase in the average dwelling fire rates of 8.1% also became effective in early 2014.

Competition

The insurance industry is highly competitive and many companies currently write homeowners’ property and casualty insurance. Additionally, we must compete with companies that have greater capital resources and longer operating histories and newly formed and less capitalized companies that might have more aggressive underwriting or pricing strategies. Increased competition from other private insurance companies as well as Citizens could adversely affect our ability to conduct profitable business. In addition, our Financial Stability Rating® is an important factor in establishing our competitive position and may affect our sales. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, our distribution network and high quality service to our agents and insureds.

Employees

As of February 6, 2014, we had 300 full-time employees. None of our employees are represented by a labor union.

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

Risks Relating to the Property-Casualty Business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including wildfires, tornadoes, hurricanes, tropical storms and certain types of terrorism. We may incur catastrophe losses in excess of: those experienced in prior years; those estimated by a catastrophe model we use; the average expected level used in pricing; and our current reinsurance coverage limits.

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

Although we use widely recognized and commercially available models to estimate hurricane loss exposure, other models exist that might produce higher or lower loss estimates. The loss estimates developed by the catastrophe model are dependent upon assumptions or scenarios incorporated into the model by a third-party developer and by us (or our representatives). However if these assumptions or scenarios do not reflect the characteristics of future catastrophic events that affect Florida or the resulting economic conditions, such may result in exposure for losses not covered by our reinsurance program.

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

Predicting claim expense relating to environmental liabilities is inherently uncertain and may have a material adverse effect on our operating results and financial condition

The process of estimating environmental liabilities is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be covered; and whether losses could be recoverable through reinsurance. Litigation is often a complex, lengthy process that involves substantial uncertainty for insurers. Actuarial techniques and databases used in estimating environmental net loss reserves may prove to be inadequate indicators of the extent of probable loss. Ultimate net losses from environmental liabilities could materially exceed established loss reserves and expected recoveries and have a material adverse effect on our operating results and financial condition.

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

These risks may be heightened during difficult economic conditions such as those recently experienced in Florida and elsewhere.

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

Regulation limiting rate increases and requiring us to participate in loss sharing may decrease our profitability

From time to time, political dispositions affect the insurance market, including efforts to effectively maintain rates that may not allow us to reach targeted levels of profitability. Despite efforts to remove politics from insurance regulation, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, can act in ways that impede a satisfactory correlation between rates and risk. Such acts may affect our ability to obtain approval for rate changes that may be required to attain rate adequacy along with targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk may be dependent upon the ability to adjust rates for our cost.

Additionally, we are required to participate in guaranty funds for insolvent insurance companies. The guaranty funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

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

Renewed weakness in the Florida real estate market could adversely affect our loss results

As of December 31, 2013, approximately 93% of our policies-in-force and 91% of total insured values were derived from customers located in Florida. In recent years, Florida experienced a significant economic downturn and among the highest real estate value diminution in the country. While the real estate market in Florida appears to be on the rebound, renewed weakness in that market could result in fewer home sales, which may adversely affect the number of policies we are able to sell and/or the rates we are able to charge to customers. Additionally, higher incidents of foreclosed or vacant homes may result in increased claims activity under residential insurance policies, which could negatively affect our operating results.

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

We are subject to market risk which may adversely impact investment income

Our primary market risk exposures are changes in equity and commodity prices and interest rates. A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than our portfolio’s average rate of return. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed maturity securities that comprise a large portion of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities.

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

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

The insurance industry is highly competitive. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistent with our business goals.

Difficult conditions in the economy generally could adversely affect our business and operating results

The United States economy has experienced widespread job losses, higher unemployment, lower consumer spending, declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, past disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have affected the ability of borrowers to refinance loans at more affordable rates. We cannot predict the likelihood of a future recession, but as with most businesses, we believe a longer or more severe recession than the one recently experienced could have an adverse effect on our business and results of operations.

A general economic slowdown could adversely affect us in the form of consumer behavior and pressure on our investment portfolio. Consumer behavior could include decreased demand for insurance. Beginning mostly in 2008 and 2009, weakness in the housing market and a highly competitive environment contributed to reduced growth in policies in force. Our investment portfolio could be adversely affected as a result of deteriorating financial and business conditions.

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies intended to stabilize the financial markets and stimulating the economy will achieve the intended effect

In response to the financial crises affecting the banking system, the financial markets and the broader economy, the U.S. government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking action to address such conditions including, among other things, purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and financial institution holding companies and increasing federal spending to stimulate the economy. There can be no assurance as to what impact such actions will have on the financial markets or on economic conditions. Such continued volatility and economic deterioration could materially and adversely affect our business, financial condition and results of operations.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

As insurance companies, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by us. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

Our insurance subsidiaries are subject to examination and actions by state insurance departments

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

A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

Financial Stability Ratings® are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; a change in the perceived adequacy of an insurer’s reinsurance program; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be within an insurer’s control. Demotech, Inc., has assigned a Financial Stability Rating® of A for UPCIC and APPCIC. Because these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in or withdrawal of these ratings, or a decision by Demotech to require the Insurance Entities’ parent company to make a capital infusion into the Insurance Entities to maintain their ratings, may adversely affect our liquidity, operating results and financial condition.

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

Loss of key executives could affect our operations

On February 22, 2013, our former Chairman, President and Chief Executive Officer Bradley I. Meier resigned from his positions with the Company to pursue opportunities outside the residential homeowners’ insurance industry. Our future operations will depend in large part on the efforts of our new Chairman, President and Chief Executive Officer, Sean P. Downes, and on the efforts of our new Chief Operating Officer, Jon W. Springer, both of whom have served in executive roles at the Company or its affiliates for many years. The loss of the services provided by Mr. Meier, along with any future loss of the services provided by Mr. Downes or Mr. Springer, could have a material adverse effect on the Company and on our financial condition and results of operations.

Data security breaches or denial of service on our website could have an adverse impact on our business and reputation

Unauthorized access to and unintentional dissemination of our confidential customer, employee or Company data or other breaches of data security in our facilities, networks or databases, or those of our agents or third-party vendors, could result in loss or theft of assets or sensitive information, data corruption or operational disruption that may expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s customers, employees, reputation and business. In addition, any compromise of the security of our data or prolonged denial of service on our websites could harm the Company’s business and reputation. We have designed, implemented and routinely test procedures for protection of confidential information and sensitive corporate data, including rapid response procedures to help contain or prevent data loss if a breach were to occur. We have also implemented multiple technical security protections and contractual obligations regarding security breaches for our agents and third-party vendors. Even with these efforts, there can be no assurance that security breaches or service disruptions will be prevented.

Risks Relating to Debt Obligations

Our revolving line of credit and term loan have restrictive terms and our failure to comply with any of these terms could have an adverse effect on our business and prospects.

We have entered into a revolving line of credit and term loan, each of which contains a number of affirmative and negative covenants so long as any amounts are outstanding thereunder. The negative covenants in these instruments limit our ability and the ability of our subsidiaries to, among other things:

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

On July 31, 2004, we purchased a building located in Fort Lauderdale, Florida that is now our headquarters. We occupy 100% of this building.

During the first half of 2012 we completed construction of a building containing approximately 11,000 square feet located in Fort Lauderdale, Florida, near our existing headquarters. We occupy 100% of the building and use it as additional office space.

There are no mortgages or lease arrangements for these buildings, and both buildings are adequately covered by insurance.

On July 12, 2013, UPCIC entered into a lease agreement for an office building containing 29,018 square feet adjacent to our headquarters in Fort Lauderdale, Florida. We expect to use this property for additional office and storage space. UPCIC took possession of the office building and began making monthly rental payments in October 2013. Also on July 12, 2013, UPCIC entered into a purchase agreement to acquire this property. The closing for the sale of the property is subject to certain closing conditions and will take place no later than February 5, 2015. UPCIC will receive a credit toward the purchase price of the property for a portion of the rent it pays under the lease agreement.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation in the normal course of our business. As of December 31, 2013, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share (“Common Stock”), is quoted and traded on the New York Stock Exchange LLC (“NYSE”) under the symbol UVE. Our common shares were quoted and traded on the NYSE MKT LLC (“NYSE MKT”) from April 30, 2007 through December 2, 2013.

The following table sets forth prices of the Common Stock, as reported by the NYSE and NYSE MKT:

For year ended December 31, 2013	High	Low	Dividends Declared
First Quarter	$4.85	$4.32	$0.08
Second Quarter	$7.92	$4.88	$0.08
Third Quarter	$8.55	$7.05	$0.10
Fourth Quarter	$14.63	$6.58	$0.23

For year ended December 31, 2012	High	Low	Dividends Declared
First Quarter	$4.02	$3.90	$0.10
Second Quarter	$3.81	$3.70	$0.08
Third Quarter	$3.53	$3.43	$0.08
Fourth Quarter	$4.16	$4.04	$0.20

As of February 18, 2014, there were approximately 47 shareholders of record of our Common Stock.

As of December 31, 2013, there were 2 and 1 shareholders of our Series A and Series M Cumulative Convertible Preferred Stock (“Preferred Stock”), respectively. There were no conversions of Series A Preferred Stock during the years ended December 31, 2013 and 2012. In both 2013 and 2012, we declared and paid aggregate dividends of $20 thousand to holders of record of the Company’s Series A Preferred Stock.

During the year ended December 31, 2013, shareholders converted 77,740 shares of Series M Preferred Stock into 388,700 shares of Common Stock. There were no conversions of Series M Preferred Stock in 2012. We declared and paid aggregate dividends to holders of record of the Company’s Series M Preferred Stock of $9 thousand and $267 thousand for the years ended December 31, 2013 and 2012, respectively.

Applicable provisions of the Delaware General Corporation Law may affect our ability to declare and pay dividends on our Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Moreover, our ability to pay dividends, if and when declared by our Board of Directors, may be restricted by regulatory limits on the amount of dividends, which the Insurance Entities are permitted to pay UIH. Section 628.371 of the Florida Statutes sets forth limitations, based on net income and statutory capital, on the amount of dividends that the Insurance Entities may pay to UIH without approval from the OIR. In addition, under the Company’s revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank Trust Company Americas, and the Company’s unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd., so long as any amounts or obligations are outstanding thereunder, UIH will be restricted from paying dividends to its shareholders if an event of default (or an event, the giving of notice of which or with the lapse of time or both, would become an event of default) is continuing at the time of and immediately after paying such dividend.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of UIH’s Common Stock from December 31, 2008 through December 31, 2013 with the cumulative total return of the SNL Insurance P&C and the NYSE MKT Composite Index.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Universal Insurance Holdings, Inc.	100.00	271.41	240.43	190.73	261.59	918.51
SNL Insurance P&C	100.00	108.11	128.91	130.33	153.85	203.82
NYSE MKT Composite Index	100.00	135.58	170.28	180.99	192.95	205.80

SNL Insurance P&C includes all publicly traded insurance underwriters in the property and casualty sector in the United States and was prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in UIH’s Common Stock and in each of the two indices on December 31, 2008 with all dividends being reinvested on the ex-dividend date. The closing price of UIH’s Common Stock on December 31, 2013 (the last trading day of the year) was $14.48 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

The stock prices used to calculate total shareholder return for UIH are based upon the prices of our common shares quoted and traded on NYSE and NYSE MKT.

Future Dividend Policy

Future cash dividend payments are subject to business conditions, our financial position, and requirements for working capital and other corporate purposes.

Stock Repurchases

The following table provides information related to repurchases of our Common Stock during the quarter ended December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
10/1/13 - 10/31/13	—	—	—	—
11/1/13 - 11/30/13(1)	591,333	7.24	—	—
12/1/13 - 12/31/13	—	—	—	—

Total	591,333	$7.24	—	—

(1)	Includes 300,000 shares repurchased from Bradley I. Meier, the Company’s Former Chairman, President and Chief Executive Officer, in a privately negotiated transaction. Also includes 291,333 shares repurchased from Norman M. Meier, the Company’s former Director and Secretary. See “Item 8 — Note 8 (Stockholders’ Equity)” for additional information regarding the repurchases.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the Annual Report on Form 10-K.

The following tables provide selected financial information as of and for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Income statement data:
Direct premiums written	$783,894	$780,128	$721,462	$666,309	$562,672
Ceded premiums written	(522,116)	(517,604)	(512,979)	(466,694)	(428,384)

Net premiums written	261,778	262,524	208,483	199,615	134,288
Change in net unearned premium	5,877	(31,404)	(9,498)	(29,172)	7,366

Premiums earned, net	$267,655	$231,120	$198,985	$170,443	$141,654

Total revenue	$301,159	$269,939	$225,861	$239,923	$210,642
Total expenses	200,603	217,380	192,143	177,645	164,479
Income before income taxes	100,556	52,559	33,718	62,278	46,163
Income taxes, net	41,579	22,247	13,609	25,294	17,376
Net income and comprehensive income	$58,977	$30,312	$20,109	$36,984	$28,787

Earnings per share data:
Basic earnings per common share	$1.64	$0.76	$0.51	$0.95	$0.76
Diluted earnings per common share	1.56	0.75	0.50	0.91	0.71
Dividends declared per common share	$0.49	$0.46	$0.32	$0.32	$0.54

	As of December 31,
	2013	2012	2011	2010	2009
Balance sheet data:
Total assets (1)	$920,090	$925,735	$894,026	$803,837	$710,679
Total liabilities (1)	744,481	762,221	744,021	664,047	597,405
Unpaid losses and loss adjustment expenses	159,222	193,241	187,215	158,929	127,198
Unearned premiums	383,488	388,071	359,842	328,334	278,371
Long-term debt	37,240	20,221	21,691	23,162	24,632
Total stockholders’ equity	$175,609	$163,514	$150,005	$139,790	$113,274

(1)	Total assets and total liabilities for years 2009 and 2010 have been adjusted for a reclassification of reinsurance receivable. This adjustment had no impact on earnings or stockholders’ equity. The adjustments were $37.6 million and $32.4 million for 2010 and 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of UIH. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes in Part II, Item 8 below.

OVERVIEW

UIH is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including the Insurance Entities, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our criteria for accepting insurance risk includes, but is not limited to, common industry underwriting standards such as, defined coverage limitations on buildings and contents, and risk condition. Also, to manage exposure and risk, we utilize standard industry modeling techniques for hurricane and windstorm exposure. Our primary product is homeowners’ insurance, which we currently offer in seven states including Florida, which represented 93% of the 536 thousand policies-in-force as of December 31, 2013, and 96% of the 567 thousand policies-in-force as of December 31, 2012. Approximately 98% of our policies in force as of December 31, 2013 and 2012 included wind coverage.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	December 31, 2013	December 31, 2012
Percentage of Policies-In-Force:
In Florida	93%	96%
With wind coverage	98%	98%
With wind coverage in South Florida (1)	27%	28%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

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

For the year ended December 31, 2013, we recorded $8.2 million of net losses on our trading portfolio, compared to $2.5 million and $14.5 million of net losses for the years ended December 31, 2012 and 2011, respectively. The net losses of $8.2 million recorded during 2013, were generated upon the liquidation of the trading portfolio in the first quarter of that year. As discussed under “Item 1. Business – Investments,” during 2013, our investment committee authorized management to engage Deutsche Bank, a leading global third-party investment adviser specializing in the insurance industry, to manage our investment portfolio. Working with the investment adviser, we transitioned the composition of our portfolio to a more traditional insurance company investment portfolio which we expect will provide a more stable stream of investment income and reduce the effects of market volatility. We currently hold these investments in a portfolio available for sale with changes in fair value reflected in stockholders’ equity with the exception of any other than temporary impairments which are reflected in earnings.

RECENT DEVELOPMENTS

On January 2, 2014, we repurchased an additional 675,000 shares of the Company’s Common Stock from Bradley I. Meier, the Company’s former Chief Executive Officer, at approximately $11.11 per share, in a privately negotiated transaction. The repurchase price represents a discount from the then-current market price of UIH’s common stock. The Company has a right of first refusal to purchase shares of the Company’s Common Stock offered for sale by Mr. Meier through December 31, 2014.

On January 27, 2014, we announced that UPCIC has submitted applications to the respective regulatory entities in Indiana, Minnesota and Delaware in order to expand in those states.

On January 30, 2014, we declared a dividend of $0.10 per share on our outstanding common stock to be paid on March 3, 2014, to shareholders of record on February 19, 2014.

On February 24, 2014, the S&P Dow Jones Indices announced that the Company will join S&P SmallCap 600 Index after the close of trading on February 28, 2014.

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

Effective June 1, 2013 through May 31, 2014, under various excess catastrophe contracts, UPCIC obtained catastrophe coverage of 45% of $698.5 million in excess of the quota share occurrence cap of $125 million, covering certain loss occurrences including hurricanes. The catastrophe coverage has a second full limit available with additional premium calculated pro rata as to amount and 100% as to time, as applicable. Effective June 1, 2013 through May 31, 2014, under various excess catastrophe contracts, UPCIC also obtained catastrophe coverage of 55% of $773.5 million in excess of $50 million, covering certain loss occurrences including hurricanes. Of this capacity, 7.6% has two free reinstatements, 29.3% has one free reinstatement, and 63.1% has a second full limit available with additional premium calculated pro rata as to amount and 100% as to time, as applicable. For capacity with reinstatement premium, UPCIC purchased reinstatement premium protection which reimburses UPCIC for its cost to reinstate the catastrophe coverage up to the top of the estimated FHCF. The total cost of UPCIC’s private catastrophe reinsurance program, effective June 1, 2013 through May 31, 2014, is $104.889 million to UPCIC and $60.781 million to the quota share reinsurers. In addition, UPCIC purchased reinstatement premium protection as described above, the cost of which is $11.511 million.

Effective June 1, 2013 through May 31, 2014, UPCIC purchased subsequent catastrophe event excess of loss reinsurance to cover certain levels of loss through three catastrophe events including hurricanes. Specifically, UPCIC obtained catastrophe coverage in two separate contracts for a third event. The first contract covers 45% of $95 million in excess of $30 million in excess of $190 million otherwise recoverable. The total cost of the first third event catastrophe excess of loss reinsurance contract is $5.567 million, of which UPCIC’s cost is $0, and the quota share reinsurer’s cost is the entire amount. The second contract covers 15% of $25 million in excess of $100 million in excess of $50 million otherwise recoverable. The total cost of the second third event catastrophe excess of loss reinsurance contract is $187.5 thousand, of which UPCIC is responsible for the entire amount.

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

UPCIC also obtained coverage from the FHCF. The approximate coverage is estimated to be 90% of $1.158 billion in excess of $423.1 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2013 hurricane season is $77.993 million of which UPCIC’s cost is 55%, or $42.896 million, and the quota share reinsurers’ cost is the remaining 45%.

The largest private participants in UPCIC’s reinsurance program include leading reinsurance companies such as Odyssey Re, Everest Re, Renaissance Re and Lloyd’s of London syndicates.

With the implementation of the Company’s 2013-2014 reinsurance program at June 1, 2013, the Company retains a maximum pre-tax net liability of $27.5 million for the first catastrophic event up to $1.868 billion of losses relating to the UPCIC Florida program, a maximum pre-tax net liability of $16.5 million for the first catastrophic event up to $125 million of losses relating to the UPCIC Georgia, Maryland, Massachusetts, North Carolina and South Carolina program, and a maximum pre-tax net liability of $5.5 million for the first catastrophic event up to $30 million of losses relating to the UPCIC Hawaii program.

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

APPCIC also obtained coverage from the FHCF. The approximate coverage is estimated to be 90% of $39.084 million in excess of $14.276 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2013 hurricane season is $2.632 million.

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

With the implementation of the Company’s 2013-2014 reinsurance program at June 1, 2013, the Company retains a maximum pre-tax net liability of $2.5 million for the first catastrophic event up to $59.36 million of losses relating to the APPCIC program.

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

Segregated Account T25

UIH owned and maintained a segregated account, Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”), established in accordance with Bermuda law. As part of our overall reinsurance program, T25 at times entered into underlying excess catastrophe contracts with the Insurance Entities for the purpose of assuming certain risk for specified loss occurrences, including hurricanes. The agreements between T25 and the Insurance Entities were a cost-effective alternative to reinsurance during certain years that the Insurance Entities would otherwise purchase from third-party reinsurers. While we retained the risk that otherwise would have been transferred to third-party reinsurers, these agreements provided benefits to the Insurance Entities in “no-loss” years that could not have been replicated in the open reinsurance market. These benefits include the return to the Insurance Entities of a substantial portion of the earned reinsurance premiums under the contract. All the related intercompany transactions with respect to these agreements were eliminated in consolidation.

The T25 agreement effective June 1, 2012 through May 31, 2013 was terminated effective December 31, 2012, pursuant to the terms of the agreement. In connection with the termination of the agreement, the affiliates agreed to release funds held in trust due to the beneficiary (i.e., UPCIC) and the balance to the grantor (i.e., UIH) in December 2012.

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

The following table reflects the effect of wind mitigation credits received by UPCIC’s policy holders, respectively (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of UPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
6/1/2007	1.9%	$6,285	$487,866	1.3%
12/31/2007	11.8%	$31,952	$500,136	6.0%
3/31/2008	16.9%	$52,398	$501,523	9.5%
6/30/2008	21.3%	$74,186	$508,412	12.7%
9/30/2008	27.3%	$97,802	$515,560	16.0%
12/31/2008	31.1%	$123,525	$514,011	19.4%
3/31/2009	36.3%	$158,230	$530,030	23.0%
6/30/2009	40.4%	$188,053	$544,646	25.7%
9/30/2009	43.0%	$210,292	$554,379	27.5%
12/31/2009	45.2%	$219,974	$556,557	28.3%
3/31/2010	47.8%	$235,718	$569,870	29.3%
6/30/2010	50.9%	$281,386	$620,277	31.2%
9/30/2010	52.4%	$291,306	$634,285	31.5%
12/31/2010	54.2%	$309,858	$648,408	32.3%
3/31/2011	55.8%	$325,511	$660,303	33.0%
6/30/2011	56.4%	$322,640	$673,951	32.4%
9/30/2011	57.1%	$324,313	$691,031	31.9%
12/31/2011	57.7%	$324,679	$702,905	31.6%
3/31/2012	57.9%	$321,016	$716,117	31.0%
6/30/2012	58.0%	$319,639	$722,917	30.7%
9/30/2012	58.2%	$329,871	$740,265	30.8%
12/31/2012	58.6%	$334,028	$744,435	31.0%
3/31/2013	58.6%	$340,778	$751,546	31.2%
6/30/2013	58.8%	$352,244	$747,603	32.0%
9/30/2013	59.4%	$362,737	$741,067	32.9%
12/31/2013	60.0%	$371,792	$729,675	33.8%

The following table reflects the effect of wind mitigation credits received by APPCIC’s policy holders, respectively (in thousands):

	Reduction of in-force premium (only policies including wind coverage)
Date	Percentage of APPCIC’s policy holders receiving credits	Total credits	In-force premium	Percentage reduction of in-force premium
12/31/2011	96.0%	$636	$554	53.4%
3/31/2012	89.4%	$2,270	$2,047	52.6%
6/30/2012	90.5%	$6,167	$5,139	54.5%
9/30/2012	94.0%	$12,419	$8,827	58.5%
12/31/2012	97.0%	$16,059	$9,874	61.9%
3/31/2013	97.3%	$20,156	$12,091	62.5%
6/30/2013	97.9%	$22,471	$13,245	62.9%
9/30/2013	98.1%	$20,526	$11,946	63.2%
12/31/2013	97.6%	$19,839	$11,484	63.3%

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

Characteristics of Reserves. Reserves are established based on estimates of the ultimate cost to settle claims, less losses that have been paid. Claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. UPCIC’s claim settlement data suggests that homeowners’ property losses have an average settlement time of less than one year, while homeowners’ liability losses generally take longer.

Reserves are the difference between the estimated ultimate cost of losses and LAE incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update reserve estimates periodically as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve re-estimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as losses and LAE in the Consolidated Statements of Income in the period such changes are determined. Estimating the ultimate cost of losses and LAE is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.

The Actuarial Methods used to Develop Reserve Estimates. Reserves for losses and LAE are determined in four primary segments. These segments are the estimation of reserves for Florida non-catastrophe losses, hurricane losses, sinkhole losses, and non-Florida non-catastrophe losses. Evaluations are performed for loss and LAE separately, and on a net and direct basis for each segment. The analyses for non-catastrophe losses are further separated into data groupings of like exposure. These groups are property damage on homeowner policy forms HO-3 and HO-8 combined, property damage on homeowner policy forms HO-4 and HO-6 combined, dwelling fire property damage, all homeowner liability exposure, and other liability (the optional liability coverage offered to dwelling fire policyholders).

Reserve estimates for both losses and LAE are derived using several different actuarial estimation methods that are variations on one primary actuarial technique. That actuarial technique is known as a “chain ladder” estimation process in which historical payment and reserving patterns are applied to actual paid and reported amounts (paid losses or LAE plus individual case reserves established by claim adjusters) for an accident period to create an estimate of how losses are likely to develop over time. This technique forms the basis of the seven actuarial methods described below. An accident period refers to classifying claims based on the date in which the claims occurred, regardless of the date it was reported to the Insurance Entities. This analysis is used to prepare estimates of required reserves for payments to be made in the future. Transactions are organized into half-year accident periods for purposes of the reserve estimates. The key data elements used to determine our reserve estimates include claim counts, loss and LAE payments, case reserves, and the related development factors applicable to this data.

The first method for estimating unpaid amounts for each segment is the reported development method. This method is based upon the assumption that the relative change in a given accident period’s reported loss estimates from one evaluation point to the next is similar to the relative change in prior periods’ reported loss estimates at similar evaluation points. In utilizing this method, actual 6-month historical loss activity is evaluated. Successive periods can be arranged to form a triangle of data. Report-to-report (“RTR”) development factors are calculated to measure the change in cumulative reported losses from one evaluation point to the next. These historical RTR factors form the basis for selecting the RTR factors used in projecting the current valuation of losses to an ultimate basis. In addition, a tail factor is selected to account for loss development beyond the observed experience. The tail factor is based on trends shown in the data and consideration of industry loss development benchmarks. This method’s implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported or settled.

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

The third method is the paid development method, but performed using only the payment history of closed claims. This method is similar to the paid development method; however, payments that are made during the claims settlement process are not considered. While this method has the disadvantage of not recognizing the information provided by current case reserves or partial payments, it has the advantage of avoiding potential distortions in the data due to changes in settlement practices during the life of an active claim. This method’s implicit assumption is that the rate of claims closures has been relatively consistent over time.

The fourth, fifth and sixth methods are Bornhuetter-Ferguson (“B-F”) methods relating to reported, paid and closed development methods discussed above. B-F methods are essentially a blend of two other methods. The first method is an expected loss method, whereby the IBNR estimate equals the difference between predetermined estimates of expected losses and actual reported losses. The second method in each case is the development method (each described above), whereby actual losses are multiplied by an expected development factor. The B-F methods combine these two methods by setting ultimate losses equal to actual reported (or paid) losses plus expected unreported (or unpaid) losses. As an experience year matures and expected unreported (or unpaid) losses become smaller, the initial expected loss assumption becomes gradually less important. This has the advantage of stability, but it does not respond to actual results as they emerge.

Two parameters are needed in each application of the B-F method: the initial expected loss ratio and the expected reporting or payment pattern. The initial expected loss ratio for each accident period other than the current year is set equal to the estimated ultimate loss ratio from the prior analysis. Initial expected loss ratios for the current year’s accident periods are determined based on trends in historical ratios, rate changes, and underlying loss trends. The expected reporting pattern is based on the reported, paid, or closed claim loss development method described above. This method is often used for long-tail lines and in situations where the reported loss experience is relatively immature or lacks sufficient credibility for the application of other methods.

A seventh method, called the Reported Counts and Averages method, is utilized for the estimate of Loss Adjustment Expenses for each segment, and also for the estimation of loss and LAE reserves for sinkhole losses. In this method, an estimate of unpaid losses or expenses is determined by separately projecting ultimate reported claim counts and ultimate reported claim severities (cost per reported claim) for each accident period. Typically, loss development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the reported development method above. Estimated ultimate losses are then calculated as the product of the two items. This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates and claims handling fees. In addition, it may provide insight into the drivers of loss experience. This method is only utilized for sinkhole losses due to unique settlement patterns that have emerged since the passage of legislation that codified claim settlement practices with respect to sinkhole related claims and subsequent policy form changes implemented by the Company. Claims for sinkholes are expected to be reported and settled at different rates and ultimate values than historically observed, requiring a departure from traditional development methodologies.

In selecting RTR development factors used in each method above, due consideration is given to how the RTR development factors change from one year to the next over the course of several consecutive years of recent history. In addition to paid and reported loss development triangles, various diagnostic triangles, such as triangles showing historical patterns in the ratio of paid to reported losses and closed to reported claim counts are typically prepared as a means of determining the stability of various determinants of loss development, such as consistency in claims settlement and case reserving.

The implicit assumption of these techniques is that the selected RTR factors combine to form loss development patterns that are predictive of future loss development. The effects of inflation are implicitly considered in the reserving process, the implicit assumption being that the selected development factors includes an adequate provision. Occasionally, unusual aberrations in loss patterns are caused by external and internal factors such as changes in claim reporting, settlement patterns, unusually large losses, an unusually large amount of catastrophe losses, process changes, legal or regulatory changes, and other influences. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors, and actuarial judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate losses. Claims reported in 2013, for example, have or will benefit from several initiatives designed to expedite claim closure rates and reduce settlement costs introduced in our claims department during the last 12 months. These changes influenced development pattern selections applied to 2013 accident year claims in the reserving estimates for each of the seven methods described above.

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

The seven methods described above all produce an estimate of ultimate losses and LAE. Based on the results of these methods, a single estimate (commonly referred to as an actuarial point/central estimate) of the ultimate loss or LAE is selected accordingly for each accident-year claim grouping. Estimated IBNR reserves are determined by subtracting the reported loss from the selected ultimate loss, or the paid LAE from the ultimate LAE. The estimated loss IBNR reserves are added to case reserves to determine the total estimated unpaid losses. No case reserves are carried for LAE, therefore the estimated LAE IBNR reserves equal the total estimated unpaid LAE. For each segment, the reserving methods are carried out on both a net and direct basis in order to estimate liabilities accordingly. When selecting a single actuarial point/central estimate on a net basis, careful consideration is given for the reinsurance arrangements that were in place during each accident year exposure period and segment being reviewed.

How Reserve Estimates are Established and Updated. Reserve estimates are developed for both open claims and unreported claims. The actuarial methods described above are used to derive claim settlement patterns by determining development factors to be applied to specific data elements. Development factors are calculated for data elements such as claim counts reported and settled, paid losses and paid losses combined with case reserves. Historical development patterns for these data elements are used as the assumptions to calculate reserve estimates.

Often, different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which a best estimate is selected for each component, occasionally incorporating additional analyses and actuarial judgment as described above. These estimates are not based on a single set of assumptions. Based on a review of these estimates, the best estimate of required reserves is recorded for each accident year and the required reserves are summed to create the reserve balance carried on the Consolidated Balance Sheets.

Reserves are re-estimated periodically by combining historical payment and reserving patterns with current actual results. When actual development of claims reported, paid losses or case reserve changes are different than the historical development pattern used in a prior period reserve estimate, and as actuarial studies validate new trends based on indications of updated development factor calculations, new ultimate loss and LAE predictions are determined. This process incorporates the historic and latest trends, and other underlying changes in the data elements used to calculate reserve estimates. The difference between indicated reserves based on new reserve estimates and the previously recorded estimate of reserves is the amount of reserve re-estimates. The resulting increase or decrease in the reserve re-estimates is recorded and included in “Losses and loss adjustment expenses” in the Consolidated Statements of Income. Total reserve re-estimates in 2013, 2012 and 2011, expressed as a percent of the net losses and LAE liability balance as of the beginning of each year, were (2.6%), 6.8%, and 14.4%, respectively. There are inherent uncertainties associated with this estimation process, especially for a company with limited development history. However, with the passing of each year, the Company’s own historical trends have become more reliable for use in predicting future results.

Factors Affecting Reserve Estimates. Reserve estimates are developed based on the processes and historical development trends as previously described. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, differing payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When these types of changes are experienced, actuarial judgment is applied in the determination and selection of development factors in order to better reflect new trends or expectations. For example, if a law change is expected to have a significant impact on the development of claim severity, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate. This example appropriately describes the reserving methodology selection for use in estimating sinkhole liabilities after the passing of legislation, as noted above. Another example would be when a change in economic conditions is expected to affect the cost of repairs to property; actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.

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

As loss experience for the current year develops for each type of loss, it is monitored relative to initial assumptions until it is judged to have sufficient statistical credibility. From that point in time and forward, reserves are re-estimated using statistical actuarial processes to reflect the impact loss trends have on development factors incorporated into the actuarial estimation processes. Statistical credibility is usually achieved by the end of the first calendar year; however, when trends for the current accident year exceed initial assumptions sooner, they are usually given credibility, and reserves are adjusted accordingly.

Causes of Reserve Estimate Uncertainty. Since reserves are estimates of the unpaid portions of claims and claims expenses that have occurred, the establishment of appropriate reserves, including reserves for catastrophes, requires regular reevaluation and refinement of estimates to determine ultimate loss and LAE estimates.

At each reporting date, the highest degree of uncertainty in reserve estimates arises from claims remaining to be settled for the current accident year and the most recent preceding accident year, and claims that have occurred but have not been reported. The estimate for the current accident year contains the greatest degree of uncertainty because it contains the greatest proportion of losses that have not been reported or settled but must be estimated as of the current reporting date. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which the largest re-estimates of losses for an accident year can occur. After the second year, the losses paid for the accident year typically relate to claims that are more difficult to settle, such as those involving litigation.

Reserves for Catastrophe Losses. Loss and LAE reserves also include reserves for catastrophe losses. Catastrophe losses are an inherent risk of the property-casualty insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in results of operations and financial position. A catastrophe is an event that produces significant pre-tax losses before reinsurance and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, tornadoes, wildfires, tropical storms and hurricanes. The nature and level of catastrophes in any period cannot be predicted.

The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported and unreported claims, primarily for damage to property. In general, estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described previously. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to be able to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain), or specifically excluded coverage caused by flood, estimating additional living expenses, and assessing the impact of demand surge and exposure to mold damage. The effects of numerous other considerations, include the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, practices are adapted to accommodate these circumstances in order to determine a best estimate of losses from a catastrophe.

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

At any given point in time, the recorded loss reserve represents the Company’s best estimate of the ultimate settlement and administration cost of insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, ultimate liability may exceed or be less than these estimates. Reserves for losses and LAE are revised as additional information becomes available, and adjustments, if any, are reflected in earnings in the periods in which they are determined.

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

On an annual basis, the Company’s appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) that certifies the carried reserves make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. The SAO is reviewed and projected ultimate losses and LAE amounts per the SAO are compared to the Company’s own projection of ultimate losses and LAE to ensure that loss and LAE reserves recorded at each annual balance sheet date are based upon an analysis of all internal and external factors related to known and unknown claims against the Insurance Entities. Recorded reserves are compared to the indicated range provided in the report accompanying the SAO. At December 31, 2013, the recorded amount for net loss and LAE falls within the range determined by the appointed independent actuaries and approximates their best estimate.

Potential Reserve Estimate Variability. The methods employed by actuaries include a range of estimated unpaid losses reflecting a level of uncertainty. Projections of loss and LAE liabilities are subject to potentially large errors of estimation since the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include jury decisions, court interpretations, legislative changes, public attitudes, and social/economic conditions such as inflation. Any estimate of future costs is subject to the inherent limitation on one’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and LAE will vary, perhaps materially, from any estimate.

In selecting the range of reasonable estimates, the range of indications produced by the various methods is inspected, the relative strengths and weaknesses of each method are considered, and from those inputs a range of estimates can be selected. For reasons cited above, this range of estimated ultimate losses is typically smaller for older, more mature accident periods and greater for more recent, less mature accident periods. The greatest level of uncertainty is associated with the most recent accident years, and particularly years in during which catastrophe events occurred.

The inherent uncertainty associated with the Insurance Entities’ loss and LAE liability is magnified due to their concentration of property business in catastrophe-exposed coastal states, primarily Florida. The 2004 and 2005 hurricanes created great uncertainty in determining ultimate losses for these natural catastrophes due to issues related to applicability of deductibles, availability and cost of repair services and materials, and other factors. UPCIC experienced unanticipated unfavorable loss development on catastrophe losses from claims related to 2004 and 2005 being reopened and new claims being opened due to public adjusters encouraging policyholders to file new claims, and from homeowners’ association assessments related to condominium policies. Due to the inherent uncertainty, the parameters of the loss estimation methodologies are updated on an annual basis as new information emerges.

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

We have created a proprietary claims analysis tool (P2P) to analyze and calculate reserves to supplement analysis performed by our independent actuaries. P2P is a custom built application that aggregates, analyzes and forecasts reserves based on historical data that spans more than a decade. It identifies historical claims data using same like kind and quality variables that exist in present claims and sets forth appropriate, more accurate reserves on current claims. P2P is utilized by management in reviewing the topography of existing and incoming claims. P2P is analyzed at each quarters’ end and adjustments to reserves are made at an aggregate level when appropriate.

Due to the uncertainties involved, the scenarios described and quantified above are reasonably likely, but the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2013 is $159.2 million.

Deferred Policy Acquisition Costs/Deferred Ceding Commissions. We incur costs in connection with the production of new and renewal insurance policies that are referred to as policy acquisition costs. Commissions and state premium taxes are costs of acquiring insurance policies that vary with, and are directly related to, the successful production of new and renewal business. These costs are deferred and amortized over the period during which the premiums are earned on the underlying policies. We collect ceding commissions from certain reinsurers in connection with our quota share reinsurance contracts. We estimate the amount of ceding commissions to be deferred on a basis consistent with the deferral of acquisition costs incurred with the production of the original policies issued and the terms of the applicable reinsurance contracts. The deferred ceding commissions are offset against the deferred policy acquisition costs with the net result presented as “deferred policy acquisition costs, net” on our consolidated balance sheets. As of December 31, 2013, deferred policy acquisition costs were $54.1 million and deferred ceding commissions were $38.2 million. Deferred policy acquisition costs were reduced by deferred ceding commissions and shown net on the Consolidated Balance Sheet in the amount of $15.9 million.

Provision for Premium Deficiency. Our policy is to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing policy contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. Management has determined that a provision for premium deficiency was not warranted as of December 31, 2013.

Reinsurance. In the normal course of business, we seek to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces our risk of exposure in the event of catastrophic losses, it also reduces our potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our reinsurance is typical of a company of our size in the homeowners’ insurance industry. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of our liability. The Insurance Entities’ reinsurance policies do not relieve them from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements during 2013.

RELATED PARTIES

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performed certain claims adjusting work for the Insurance Entities. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, our President and Chief Executive Officer. During 2013, 2012 and 2011, we paid claims adjusting fees of $477 thousand, $623 thousand, $753 thousand, respectively, to Downes and Associates. Our agreement with Downes and Associates was terminated effective November 30, 2013 and on December 1, 2013 Dennis Downes became an employee of the Company.

Scott P. Callahan, a director of the Company, provides the Company with consulting services and advice with respect to the Company’s reinsurance and related matters through SPC Global RE Advisors LLC, an entity affiliated with Mr. Callahan. The Company entered into the consulting agreement with SPC Global RE Advisors LLC effective June 6, 2013. During 2013, we paid consulting fees of $68 thousand to SPC Global RE Advisors LLC.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Net income increased by $28.7 million, or 94.6%, for the year ended December 31, 2013 reflecting an improvement in underwriting results. The improvement in underwriting results was moderately offset by a greater amount of trading portfolio losses generated as the Company liquidated its trading portfolio during the first quarter of 2013. Diluted earnings per share increased by $0.81 for the year ended December 31, 2013 compared to 2012, $0.17 of which was attributable to a reduction in shares of Common Stock outstanding as a result of UIH’s repurchase of shares from Bradley Meier and Norman Meier. See “Item 8—Note 8 (Stockholders’ Equity) and Note 13 (Earnings Per Share).

The following table summarizes the changes in each line item of our Statement of Income for the year ended December 31, 2013 compared to the year ended December 31, 2012 (in thousands):

	Year Ended December 31,		Change
	2013	2012	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$783,894	$780,128	$3,766	0.5%
Ceded premiums written	(522,116)	(517,604)	(4,512)	0.9%

Net premiums written	261,778	262,524	(746)	-0.3%
Change in net unearned premium	5,877	(31,404)	37,281	NM

Premiums earned, net	267,655	231,120	36,535	15.8%
Net investment income (expense)	1,928	441	1,487	337.2%
Net realized gains (losses) on investments	(14,740)	(11,943)	(2,797)	23.4%
Net change in unrealized gains (losses) on investments	7,850	9,443	(1,593)	-16.9%
Net foreign currency gains (losses) on investments	—	22	(22)	-100.0%
Commission revenue	18,615	20,383	(1,768)	-8.7%
Policy fees	13,661	14,475	(814)	-5.6%
Other revenue	6,190	5,998	192	3.2%

Total premiums earned and other revenues	301,159	269,939	31,220	11.6%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	108,615	126,187	(17,572)	-13.9%
General and administrative expenses	91,988	91,193	795	0.9%

Total operating costs and expenses	200,603	217,380	(16,777)	-7.7%

INCOME BEFORE INCOME TAXES	100,556	52,559	47,997	91.3%
Income taxes, current	34,216	18,434	15,782	85.6%
Income taxes, deferred	7,363	3,813	3,550	93.1%

Income taxes, net	41,579	22,247	19,332	86.9%

NET INCOME	$58,977	$30,312	$28,665	94.6%

Change in net unrealized gains (losses) on investments available for sale, net of tax	(376)	—	—	100.0%

COMPREHENSIVE INCOME	$58,601	$30,312	$28,665	94.6%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income for 2013 compared to 2012.

Net earned premiums were $267.7 million for the year ended December 31, 2013, compared to $231.1 million for 2012. The increase in net earned premiums of $36.5 million, or 15.8% compared to the prior year, was driven primarily by an increase in direct earned premiums. The increase in direct earned premiums is due primarily to rate increases over the past 24 months. These rate increases, along with strategic initiatives we have undertaken to manage our exposure such as the decision not to renew certain policies we believe had inadequate premiums relative to projected risks and expenses, have resulted in a reduction in the number of policies in force in Florida. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of

Florida. Ceded earned premiums remained relatively unchanged for each of the years ended December 31, 2013 and 2012 reflecting a reduction in the quota-share cession rate from 50% for the 2011-2012 reinsurance program to 45% currently in effect beginning with the 2012-2013 reinsurance program, offset by the cost of reinsurance in 2013 that replaced coverage under the T25 arrangement utilized by the Company during 2012. See the discussion above on Segregated Account T25.

Net investment income for the year ended December 31, 2013 was $1.9 million, compared to $441 thousand for the same period in the prior year. The increase in net investment income of $1.5 million reflects an increase in the amount of interest earning and dividend paying securities held in the investment portfolio partially offset by an increase in investment expenses associated with asset management fees charged by our investment advisers to manage certain segments of the available for sale portfolio. When the portfolio was classified as trading, all fees were paid in the form of commission on investment trades and reflected in net realized gains and losses on investments and changes in unrealized gains and losses on investments.

Net realized losses on investments of $14.7 million were recorded during the year ended December 31, 2013, compared to $11.9 million of net realized losses recorded in 2012. The net realized losses of $14.7 million for the year ended December 31, 2013 includes realized losses of $16.0 million recorded upon the liquidation of our trading portfolio during the first quarter of 2013 and realized gains of $1.3 million generated from the sale of securities available for sale. The realized losses for both the years ended December 31, 2013 and 2012 reflect a reduction in value of securities that were sold from our trading portfolio. We used proceeds from the liquidation of our trading portfolio, plus cash on hand, to fund a portfolio of investments available for sale.

Net changes in unrealized gains on investments of $7.9 million were recorded during the year ended December 31, 2013 compared to $9.4 million recorded during 2012. The change in unrealized gains for both periods resulted primarily from the reversal of unrealized losses on investments held at December 31, 2012 and 2011 that were subsequently sold.

Commission revenue for the year ended December 31, 2013 was $18.6 million, compared to $20.4 million for 2012. The decrease in commission revenue of $1.8 million, or 8.7%, was the result of a decrease in the cost of certain reinsurance contracts upon which brokerage commissions are earned as well as overall changes in the structure of the reinsurance programs in effect during the year ended December 31, 2013 compared to 2012.

Policy fees were $13.7 million for the year ended December 31, 2013, compared to $14.5 million for 2012. The decrease of $0.8 million, or 5.6%, reflects a reduction in the number of policies written and renewed, which we believe is primarily due to the rate increases that have taken effect, as well as the aforementioned strategic initiatives, which we believe have caused some attrition.

The net losses and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 40.6% and 54.6% during years ended December 31, 2013, and 2012, respectively, and were comprised of the following components (in thousands):

	Year ended December 31, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$216,852	108,237	$108,615
Premiums earned	$788,477	520,822	$267,655
Loss & LAE ratios	27.5%	20.8%	40.6%

	Year ended December 31, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$249,064	$122,877	$126,187
Premiums earned	$751,899	$520,779	$231,120
Loss & LAE ratios	33.1%	23.6%	54.6%

The reduction in the net losses and LAE ratio reflects an increase in net premiums earned and a decrease in losses and LAE. The increase in net earned premium is attributable to an increase in direct earned premium as described above. The decrease in losses and LAE expenses is primarily attributable to a reduction in losses and LAE for the current accident year combined with favorable development during 2013 related to prior accident years, compared to unfavorable development recorded during 2012.

General and administrative expenses were $92.0 million for the year ended December 31, 2013, compared to $91.2 million for 2012. The increase in general and administrative expenses of $0.8 million, or 0.9% was due to several offsetting factors including an increase of $3.5 million in performance bonuses, an increase of $3.9 million in amortization of deferred policy acquisition costs, an increase in stock-based compensation of $2.6 million, an increase in insurance department fines of $1.3 million and an increase of

$1.1 million in other general and administrative expenses. These increases were offset by a reduction in general and administrative expenses of $11.6 related to mandatory assessments by the FIGA. FIGA assessments are initially charged to insurance companies and ultimately recovered from policyholders. The charges of $6.3 million recorded during the year ended December 31, 2012 reflect an assessment received in the fourth quarter of 2012 followed by recoveries of $5.4 million recorded during the year ended December 31, 2013.

Income tax expense was $41.5 million for the year ended December 31, 2013, compared to $22.2 million for the same period in 2012. The increase of $19.3 million was due to an increase in taxable income. Our effective tax rate decreased slightly to 41.3% for the year ended December 31, 2013 compared to 42.3% for the same period during 2012.

Comprehensive income includes net income and other comprehensive income (loss). The other comprehensive loss of $376 thousand for the year ended December 31, 2013, reflects after-tax changes in fair value of securities held in our investment portfolio of securities available for sale net of reclassifications out of cumulative other comprehensive income (loss) for securities sold during the period. See “Item 8—Note 14 (Other Comprehensive Income (Loss)). There was no other comprehensive income (loss) for the year ended December 31, 2012.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Net income increased by $10.2 million, or 50.7%, primarily attributable to an increase in net premiums earned and improved performance in the investment portfolio, partially offset by an increase in general and administrative expenses. The increase in net premiums earned in 2012 outpaced the increase in total operating costs and expenses. The rate increases which have taken effect over the past 24 months are providing positive results that somewhat offset the negative effect of wind mitigation credits.

The following table summarizes the changes in each line item of our Statement of Income for the year ended December 31, 2012 compared to the year ended December 31, 2011 (in thousands):

	Year Ended December 31,		Change
	2012	2011	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$780,128	$721,462	$58,666	8.1%
Ceded premiums written	(517,604)	(512,979)	(4,625)	0.9%

Net premiums written	262,524	208,483	54,041	25.9%
Increase in net unearned premium	(31,404)	(9,498)	(21,906)	230.6%

Premiums earned, net	231,120	198,985	32,135	16.1%
Net investment income	441	788	(347)	-44.0%
Net realized gains (losses) on investments	(11,943)	2,350	(14,293)	NM
Net change in unrealized gains (losses) on investments	9,443	(18,410)	27,853	NM
Net foreign currency gains (losses) on investments	22	1,532	(1,510)	-98.6%
Commission revenue	20,383	19,507	876	4.5%
Policy fees	14,475	15,298	(823)	-5.4%
Other revenue	5,998	5,811	187	3.2%

Total premiums earned and other revenues	269,939	225,861	44,078	19.5%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	126,187	124,309	1,878	1.5%
General and administrative expenses	91,193	67,834	23,359	34.4%

Total operating costs and expenses	217,380	192,143	25,237	13.1%

INCOME BEFORE INCOME TAXES	52,559	33,718	18,841	55.9%
Income taxes, current	18,434	23,152	(4,718)	-20.4%
Income taxes, deferred	3,813	(9,543)	13,356	-140.0%

Income taxes, net	22,247	13,609	8,638	63.5%

NET INCOME AND COMPREHENSIVE INCOME	$30,312	$20,109	$10,203	50.7%

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

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 54.6% and 62.5% during years ended December 31, 2012, and 2011, respectively, and were comprised of the following components (in thousands):

	Year ended December 31, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$249,064	$122,877	$126,187
Premiums earned	$751,899	$520,779	$231,120
Loss & LAE ratios	33.1%	23.6%	54.6%

	Year ended December 31, 2011
	Direct	Ceded	Net
Loss and loss adjustment expenses	$245,335	$121,026	$124,309
Premiums earned	$689,955	$490,970	$198,985
Loss & LAE ratios	35.6%	24.7%	62.5%

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

ANALYSIS OF FINANCIAL CONDITION CHANGES

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the periods presented (in thousands):

	As of December 31,
Type of Investment	2013	2012
Cash and cash equivalents	$117,275	$347,392
Restricted cash and cash equivalents	2,600	33,009
Fixed maturities	289,418	4,009
Equity securities	65,022	85,041
Non-hedging derivative asset (liability), net	—	(21)
Other investments	—	317

Total	$474,315	$469,747

During the first quarter of 2013, we liquidated our trading portfolio and reinvested proceeds and excess cash in a portfolio of securities available for sale.

Reinsurance recoverable represents ceded losses and LAE. The increase of $18.7 million reflects the timing of settlement payments with reinsurers.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The decrease of $24.1 million during 2013 was due to the timing of settlements of offsetting balances with our quota-share reinsurers.

Premiums receivable represent amounts due from policyholders. The decrease of $3.7 million during 2013, to $46.5 million, reflects a greater volume of collections in December of 2013 compared to December of 2012.

See Item 8—Note 5 (Insurance Operations), for a roll-forward in the balance of our deferred policy acquisition costs.

Our income taxes recoverable as of December 31, 2013 were $8.2 million compared to $2.6 million as of December 31, 2012. The majority of the increase reflects a recoverable recorded for realized losses generated upon the liquidation of our trading portfolio during the first quarter of 2013, which will be carried back and applied to realized gains generated in previous tax years for federal income taxes.

See Item 8—Note 12 (Income Taxes) for a schedule of deferred income taxes as of December 31, 2013 and 2012, which shows the components of deferred tax assets and liabilities as of both balance sheet dates.

See below for a discussion of the changes in the balance of our unpaid losses and LAE.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $7.9 million to $22.9 million reflects an increase in renewals taking place subsequent to year end for 2013 compared to 2012 combined with rate increases that went into effect during 2013.

Income taxes payable represents amounts payable for state income taxes which increased by $1.8 million to $2.5 million. This reflects an increase in taxable income for state income tax purposes.

Long-term debt consists of a surplus note, a term loan and any amounts drawn upon an unsecured line of credit. The increase of $17.0 million to $37.2 million as of December 31, 2013 was associated with the Company entering into a $20 million unsecured term loan agreement and related term note. See Item 8—Note 7 (Long-Term Debt). There were no amounts drawn under the unsecured line of credit as of December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have generally been sufficient to meet liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of December 31, 2013 was $117.3 million. Most of this amount is available to pay claims in the event of a catastrophic event pending reimbursement amounts recoverable under reinsurance agreements.

The balance of restricted cash and cash equivalents as of December 31, 2013 was $2.6 million. Restricted cash as of December 31, 2013 represents cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As discussed in “Item 8—Note 7 (Long-Term Debt)”, UIH entered into a revolving loan agreement and related revolving note (‘DB Loan”) with Deutsche Bank in March 2013. The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%. The interest rate is at the election of UIH. The DB Loan contains certain covenants and restrictions applicable while amounts or obligations are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. We have not drawn any amounts under the unsecured line of credit.

In May 2013, UIH also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”) also discussed in “Item 8—Note 7 (Long-Term Debt)”. The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts or obligations are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. The Company used the net proceeds of the Term Loan to repurchase 4,666,000 shares of common stock owned by Mr. Bradley Meier.

UIH’s liquidity requirements primarily include the payment of dividends to shareholders, federal and state income taxes and interest and principal on debt obligations. The declaration and payment of future dividends to shareholders are at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to UIH without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2013 and 2012, the Insurance Entities did not pay dividends to UIH.

Our insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies sold by the Insurance Entities. Historically, cash receipts from operations, consisting of insurance premiums, ceded and brokerage commissions, policy fees and investment income, have provided more than sufficient funds to pay loss claims and operating expenses. We maintain substantial investments in highly liquid, marketable securities. Liquidity can also be generated by funds received upon the sale of marketable securities in our investment portfolio.

The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on the Insurance Entities’ and our business, financial condition, results of operations and liquidity. See “Item 7. Management’s Discussion of Financial Condition and Results of Operations – 2013-2014 Reinsurance Program” for a discussion of our reinsurance programs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2013, we had total capital of $212.8 million comprised of shareholders’ equity of $175.6 million and total debt of $37.2 million. Our debt to total capital ratio and debt to equity ratio were 17.5% and 21.2%, respectively at December 31, 2013. At December 31, 2012, we had total capital of $183.7 million comprised of shareholders’ equity of $163.5 million and total debt of $20.2 million. Our debt to total capital ratio and debt to equity ratio were 11.0% and 12.4%, respectively at December 31, 2012.

The Insurance Entities are required annually to comply with the NAIC Risk-Based Capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2013, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities’ reported total adjusted capital was in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the OIR.

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

In May 2008, the Florida Legislature passed a law providing participants in the ICBUI an opportunity to amend the terms of their surplus notes based on law changes. The new law contains methods for calculating compliance with the writing ratio requirements that are more favorable to UPCIC than prior law and the prior terms of the surplus note. On November 6, 2008, UPCIC and the SBA executed an addendum to the surplus note that reflects these law changes. The terms of the addendum were effective July 1, 2008. In addition to other less significant changes, the addendum modifies the definitions of “Minimum Required Surplus,” “Minimum Writing Ratio,” “Surplus,” and “Gross Written Premium,” as defined in the original surplus note.

Prior to the execution of the addendum, UPCIC was in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. UPCIC currently remains in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the OIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually. Further, UPCIC will be subject to increases in interest rates if it drops below a net written premium to surplus of 1:1 below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010. As of December 31, 2013, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.

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

Liability for Unpaid Losses and LAE

We are required to periodically estimate and reflect on our balance sheet the amount needed to pay losses and related loss adjustment expenses on reported and unreported claims. See Item 1, Business—“Liability for Unpaid Losses and LAE” for a description of this process. The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in our consolidated financial statements for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of year	$193,241	$187,215
Less reinsurance recoverable	(81,415)	(88,002)

Net balance at beginning of year	111,826	99,213
Incurred related to:
Current year	111,560	119,458
Prior years	(2,945)	6,729

Total incurred	108,615	126,187
Paid related to:
Current year	62,529	54,141
Prior years	67,274	59,433

Total paid	129,803	113,574

Net balance at end of year	90,638	111,826
Plus reinsurance recoverable	68,584	81,415

Balance at end of year	$159,222	$193,241

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR. Favorable development for 2013 was primarily the result of loss settlements lower than anticipated on 2004 and 2005 catastrophe claims which were recognized during the calendar year, and favorable development of accident year 2011 and 2012 non-catastrophe loss estimates which were recognized at year end 2013 after a detailed actuarial analysis. Favorable reserve development in 2013 was somewhat offset by increases in loss adjustment expense estimates on non-catastrophe claims for 2010 through 2012 accident years that were recognized at year end.

The following table provides total unpaid loss and LAE, net of related reinsurance recoverables (in thousands):

	Years Ended December 31,
	2013	2012
Unpaid Loss and LAE, net	$28,230	$33,661
IBNR loss and LAE, net	62,408	78,165

Total unpaid loss and LAE, net	$90,638	$111,826

Reinsurance recoverable on unpaid loss and LAE	$24,421	$29,013
Reinsurance recoverable on IBNR loss and LAE	44,163	52,402

Total reinsurance recoverable on unpaid loss and LAE	$68,584	$81,415

The table below illustrates the change over time of the direct reserves established for unpaid losses and LAE for the Insurance Entities (Liability for Unpaid Losses and LAE “re-estimates”) at the end of the last ten calendar years through December 31, 2012 (in thousands):

•	The first section shows the liability for unpaid losses and LAE as originally reported at the end of the stated year.

•	The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability.

•	The third section, reading down, shows retroactive re-estimates of the original recorded reserve as of the end of each successive year which is the result of our expanded awareness of additional facts and circumstances that pertain to the unsettled claims.

•	The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims.

The Liability for Unpaid Losses and LAE re-estimates tables are cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Unfavorable reserve re-estimates are shown in parentheses.

	Years Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Balance Sheet Liability	159,222	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561	7,136
Cumulative paid as of:
One year later		127,664	125,735	107,091	88,363	70,058	52,638	42,533	79,226	66,020	3,660
Two years later			175,256	149,494	122,459	91,255	71,171	54,774	103,201	80,684	4,742
Three years later				176,730	142,049	106,011	78,284	64,732	111,610	92,262	5,198
Four years later					154,448	114,609	86,197	69,212	118,312	94,705	5,994
Five years later						120,312	89,460	73,878	122,377	97,367	6,259
Six years later							91,879	76,172	126,831	98,828	6,431
Seven years later								77,303	128,809	101,029	6,458
Eight years later									129,299	101,907	6,473
Nine years later										101,483	6,478
Ten years later											6,478
Balance Sheet Liability	159,222	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561	7,136
One year later		198,771	206,655	181,207	143,037	107,670	80,081	68,107	118,686	74,207	6,375
Two years later			221,097	194,786	157,604	115,541	87,261	69,647	125,067	95,373	5,871
Three years later				204,998	166,189	122,050	90,881	73,650	124,039	101,312	6,398
Four years later					170,224	126,905	94,275	77,846	125,210	100,945	6,933
Five years later						127,690	95,545	78,891	129,916	101,571	7,170
Six years later							94,732	79,214	130,865	101,419	7,320
Seven years later								78,378	130,894	102,434	7,267
Eight years later									129,891	102,723	7,280
Nine years later										102,310	6,627
Ten years later											6,752
Gross cumulative redundancy (deficiency)		(5,530)	(33,882)	(46,069)	(43,029)	(39,757)	(25,966)	(28,924)	(63,036)	(44,749)	384

The following Liability for Unpaid Losses and LAE re-estimates table illustrates the change over time of the reserves, net of reinsurance with separate disclosure of the related re-estimated reinsurance recoverable, established for unpaid losses and LAE for the Insurance Entities at the end of the last eleven calendar years through December 31, 2013 (in thousands):

	Years Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Net Reserves for Unpaid
Losses and LAE	159,222	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561	7,136
Reinsurance Recoverable	68,584	81,415	88,002	79,115	62,899	43,375	37,557	32,314	60,785	56,110	6,018
Net Reserves for Unpaid Losses and LAE	90,638	111,826	99,213	79,814	64,296	44,558	31,209	17,140	6,070	1,451	1,118
Cumulative paid as of:
One year later		67,222	59,228	54,056	43,859	34,168	23,698	20,026	12,813	1,117	718
Two years later			83,538	71,079	60,917	44,011	31,737	23,354	23,725	11,331	822
Three years later				84,237	66,619	51,090	34,457	26,945	25,388	21,569	915
Four years later					72,404	51,690	38,160	28,573	27,909	22,944	1,027
Five years later						54,104	36,837	30,659	29,365	25,269	1,053
Six years later							37,694	28,866	31,356	26,543	1,081
Seven years later								29,126	29,445	28,502	1,084
Eight years later									29,421	28,752	1,086
Nine years later										28,646	1,087
Ten years later											1,087
Net Reserves for Unpaid Losses and LAE	90,638	111,826	99,213	79,814	64,296	44,558	31,209	17,140	6,070	1,451	1,118
One year later		108,826	105,942	91,280	70,482	53,233	37,576	29,196	25,261	4,191	1,296
Two years later			109,514	95,265	78,102	55,027	39,958	30,528	30,932	22,727	1,175
Three years later				98,765	79,641	58,488	39,468	31,319	31,165	28,226	1,309
Four years later					80,519	58,548	41,376	31,355	31,476	28,579	1,370
Five years later						58,025	40,414	32,232	31,657	28,656	1,395
Six years later							39,250	30,891	32,473	28,648	1,403
Seven years later								29,775	31,082	29,449	1,441
Eight years later									29,842	29,501	1,443
Nine years later										28,963	1,394
Ten years later											1,190
Net cumulative redundancy (deficiency)		3,000	(10,301)	(18,951)	(16,223)	(13,467)	(8,041)	(12,635)	(23,772)	(27,512)	(72)
Percent		2.7%	-10.4%	-23.7%	-25.2%	-30.2%	-25.8%	-73.7%	-391.6%	-1896.1%	-6.4%
Gross Re-estimated Liability-Latest		198,771	221,097	204,998	170,224	127,690	94,732	78,378	129,891	102,310	6,752
Re-estimated Recovery-Latest		89,945	111,583	106,233	89,705	69,665	55,482	48,603	100,049	73,347	5,562
Net Re-estimated Liability-Latest		108,826	109,514	98,765	80,519	58,025	39,250	29,775	29,842	28,963	1,190
Gross cumulative redundancy (deficiency)		(5,530)	(33,882)	(46,069)	(43,029)	(39,757)	(25,966)	(28,924)	(63,036)	(44,749)	384

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

The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2013	2012
Loss Ratio (1)
UPCIC	46%	65%
APPCIC	46%	23%
Expense Ratio (1)
UPCIC	39%	39%
APPCIC	159%	32%
Combined Ratio (1)
UPCIC	85%	104%
APPCIC	205%	55%

(1)	The ratios are net of reinsurance, including catastrophe reinsurance premiums which comprise a significant cost, and inclusive of LAE. The expense ratios include management fees and commission paid to an affiliate of the Insurance Entities in the amount of $66.3 million and $63.8 million for UPCIC for the years ended December 31, 2013 and 2012, respectively and $1.1 million and $473 thousand for the years ended December 31, 2013 and 2012, respectively for APPCIC. The fees and commission paid to the affiliate are eliminated in consolidation.

In the case of APPCIC, the expense ratio has increased as a result of a decrease in net written premium. The policies-in-force were less than 1% of the Company’s total policies-in-force at that time.

In order to reduce losses and thereby reduce the loss ratio and the combined ratio, we have taken several steps. These steps include closely monitoring rate levels for new and renewal business, restructuring the homeowners’ insurance coverage offered, reducing the cost of catastrophic reinsurance coverage, and working to reduce general and administrative expenses.

Ratings

The Insurance Entities’ financial strength is rated by a rating agency to measure the Insurance Entities’ ability to meet its financial obligations to its policyholders. The agency maintains a letter scale Financial Stability Rating® system ranging from A” (A double prime) to L (licensed by state regulatory authorities).

On November 26, 2013, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities. A Financial Stability Rating® of “A” is the third highest of six possible rating levels. According to Demotech, Inc., the affirmation represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The ratings of the Insurance Entities are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Ratings are an important factor in establishing our competitive position in the insurance markets. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. A downgrade in our financial strength ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets. In addition, the rating agency may at any time require a capital infusion into the Insurance Entities by its parent company in order to maintain its rating, which may adversely affect our liquidity, operating results and financial condition. See “Item 1A-A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.”

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Unpaid losses and LAE, direct	$159,222	$80,725	$51,269	$18,311	$8,917
Long-term debt	42,173	7,567	17,910	3,650	13,046
Operating leases	1,002	882	120	—	—
Employment Agreements (1)	19,688	12,721	6,967	—	—

Total contractual obligations	$222,085	$101,895	$76,266	$21,961	$21,963

(1)	These amounts represent minimum salaries, which may be subject to annual percentage increases, non-equity incentive compensation based on pre-tax or net income levels, and fringe benefits based on the remaining term of employment agreements we have with our executives. These amounts do not reflect equity awards of approximately 1.5 million shares of restricted common stock to be granted to executives in 2014 and 2015 under their employment agreements.

Table above does not reflect awards to be granted to executives in 2014 and 2015 under their employment agreements which are approximately 1.5 million restricted shares.

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

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of December 31, 2013, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices. See “Item 8—Note 3 (Investments)” for a schedule of investment holdings as of December 31, 2013 and December 31, 2012. To a lesser extent, we also have exposure on our adjustable rate debt obligations which are in the form of a surplus note, and on any amounts we draw under our unsecured line of credit with Deutsche Bank. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Draws under our unsecured line of credit with Deutsche Bank accrue interest at a rate based on LIBOR or Deutsche Bank’s prime rate plus an applicable margin.

Our investments have been, and may in the future be, subject to significant volatility. We have taken steps which we expect will reduce the effects of market volatility by liquidating the investments held in our trading portfolio. We now maintain an investment portfolio of securities available for sale which we expect will provide a stable stream of investment income and reduce the effects of market volatility. Our investment objectives with respect to fixed maturities are to maximize after-tax investment income without exposing the surplus of our Insurance Entities to excessive volatility. Our investment objectives with respect to equity securities are to enhance our long term surplus levels through capital appreciation and earn a competitive rate of total return against appropriate market benchmarks.

Interest Rate Risk

Interest rate risk includes the sensitivity of a fixed-rate instrument to changes in interest rates. When interest rates rise, the fair value of our fixed-rate investment securities declines.

The following table provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The following table provides cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments held as of the periods presented (in thousands):

	As of December 31, 2013
	Amortized Cost								Fair Value
	2014	2015	2016	2017	2018	Thereafter	Other (1)	Total	Total
Fixed maturities	$3,827	$47,366	$62,287	$27,668	$54,201	$4,588	$91,502	$291,439	$289,418
Average interest rate	7.43%	1.16%	1.29%	3.88%	1.79%	1.97%	1.73%	1.84%	1.83%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates and are presented separately for the purposes of this table.

	As of December 31, 2012
	Amortized Cost							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	Total
Fixed maturities	—	$35	$143	—	—	$3,014	$3,192	$4,009
Average interest rate	—	0.25%	1.25%	—	—	1.85%	1.81%	1.82%

The tables represent average contract rates which differ from the book yield of the fixed maturities. The fixed maturity investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds and mortgage-backed and asset-backed securities. United States government and agency securities are rated Aaa by Moody’s Investors Service, Inc., and AA+ by Standard and Poor’s Rating Services. The corporate bonds and mortgage-backed and asset-backed securities are investment-grade and have various ratings. In order for positions to be deemed investment-grade, they must carry a rating of Baa3 or higher by Moody’s Investors Service, Inc. and BBB or higher by Standard and Poor’s Rating Services.

Equity and Commodity Price Risk

Equity and commodity price risk is the potential for loss in fair value of investments in common stock, exchange traded funds (ETF), and mutual funds from adverse changes in the prices of those instruments.

The following table provides information about the investments in our trading portfolio subject to price risk as of the periods presented (in thousands).

	As of December 31, 2013		As of December 31, 2012
	Fair Value	Percent	Fair Value	Percent
Common stock	$4,754	7.3%	$45,214	53.0%
Exchange-traded and mutual funds	60,268	92.7%	39,827	46.7%
Non-hedging derivative asset (liability), net	—	—	(21)	0.0%
Other investments (1)	—	—	317	0.4%

Total equities securities	$65,022	100.0%	$85,337	100.0%

(1)	Other investments represent physical metals that we held in our trading portfolio.

A hypothetical decrease of 20% in the market prices of each of the equity and commodity securities held at December 31, 2013 and 2012 would have resulted in a decrease of $13.0 million and $17.1 million, respectively, in the fair value of the equity securities portfolio.

Item 8.	Financial Statements and supplementary data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC

Chicago, Illinois

March 3, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors

Universal Insurance Holdings, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Universal Insurance Holdings, Inc. and Subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 23, 2012

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$117,275	$347,392
Restricted cash and cash equivalents	2,600	33,009
Fixed maturities (trading), at fair value	—	4,009
Equity securities (trading), at fair value	—	85,041
Fixed maturities (available for sale), at fair value	289,418	—
Equity securities (available for sale), at fair value	65,022	—
Prepaid reinsurance premiums	241,214	239,921
Reinsurance recoverable	107,847	89,191
Reinsurance receivable, net	203	24,334
Premiums receivable, net	46,461	50,125
Receivable from securities sold	—	1,096
Other receivables	2,587	2,017
Property and equipment, net	9,289	8,968
Deferred policy acquisition costs, net	15,899	17,282
Income taxes recoverable	8,152	2,594
Deferred income tax asset, net	12,051	19,178
Other assets	2,072	1,578

Total assets	$920,090	$925,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$159,222	$193,241
Unearned premiums	383,488	388,071
Advance premium	22,959	15,022
Accounts payable	3,441	4,368
Book overdraft	14,947	25,994
Payable for securities purchased	—	1,275
Reinsurance payable, net	86,232	85,259
Income taxes payable	2,566	699
Other liabilities and accrued expenses	34,386	28,071
Long-term debt	37,240	20,221

Total liabilities	744,481	762,221

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	1
Authorized shares—1,000
Issued shares—30 and 108
Outstanding shares—30 and 108
Minimum liquidation preference—$6.98 and $2.66 per share
Common stock, $.01 par value	436	419
Authorized shares—55,000
Issued shares—43,641 and 41,889
Outstanding shares—35,366 and 40,871
Treasury shares, at cost—8,275 and 1,018	(35,467)	(3,101)
Additional paid-in capital	42,282	38,684
Accumulated other comprehensive income (loss), net of taxes	(376)	—
Retained earnings	168,734	127,511

Total stockholders’ equity	175,609	163,514

Total liabilities and stockholders’ equity	$920,090	$925,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$783,894	$780,128	$721,462
Ceded premiums written	(522,116)	(517,604)	(512,979)

Net premiums written	261,778	262,524	208,483
Change in net unearned premium	5,877	(31,404)	(9,498)

Premiums earned, net	267,655	231,120	198,985
Net investment income (expense)	1,928	441	788
Net realized gains (losses) on investments	(14,740)	(11,943)	2,350
Net change in unrealized gains (losses) on investments	7,850	9,443	(18,410)
Net foreign currency gains (losses) on investments	—	22	1,532
Commission revenue	18,615	20,383	19,507
Policy fees	13,661	14,475	15,298
Other revenue	6,190	5,998	5,811

Total premiums earned and other revenues	301,159	269,939	225,861

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	108,615	126,187	124,309
General and administrative expenses	91,988	91,193	67,834

Total operating costs and expenses	200,603	217,380	192,143

INCOME BEFORE INCOME TAXES	100,556	52,559	33,718
Income taxes, current	34,216	18,434	23,152
Income taxes, deferred	7,363	3,813	(9,543)

Income taxes, net	41,579	22,247	13,609

NET INCOME	$58,977	$30,312	$20,109

Basic earnings per common share	$1.64	$0.76	$0.51

Weighted average common shares outstanding—Basic	35,866	39,614	39,184

Fully diluted earnings per common share	$1.56	$0.75	$0.50

Weighted average common shares outstanding—Diluted	37,776	40,616	40,442

Cash dividend declared per common share	$0.49	$0.46	$0.32

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012	2011
Net income	$58,977	$30,312	$20,109
Other comprehensive income (loss)	(376)	—	—

Comprehensive income (loss)	$58,601	$30,312	$20,109

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(in thousands)

	Common Shares Issued	Preferred Shares Issued	Common Stock Amount	Preferred Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2010	40,407	108	$404	$1	$33,675	$108,819	$—	$(3,109)	$139,790
Stock option exercises	160	—	2	—	(169)	—	—	(263)	(430)
Restricted stock awards	600	—	6	—	(6)	—	—	—	—
Other	3	—	—	—	—	—	—	—	—
Retirement of treasury shares	(70)	—	(1)	—	(8)	—	—	271	262
Stock-based compensation	—	—	—	—	2,849	—	—	—	2,849
Net income	—	—	—	—	—	20,109	—	—	20,109
Excess tax benefit (shortfall), net (1)	—	—	—	—	195	—	—	—	195
Declaration of dividends	—	—	—	—	—	(12,770)	—	—	(12,770)

Balance, December 31, 2011	41,100	108	411	1	36,536	116,158	—	(3,101)	150,005
Stock option exercises	285	—	3	—	667	—	—	(583)	87
Restricted stock awards	650	—	7	—	(7)	—	—	—	—
Retirement of treasury shares	(146)	—	(2)	—	(581)	—	—	583	—
Stock-based compensation	—	—	—	—	3,829	—	—	—	3,829
Net income	—	—	—	—	—	30,312	—	—	30,312
Other	—	—	—	—	—	(3)	—	—	(3)
Excess tax benefit (shortfall), net (1)	—	—	—	—	(1,760)	—	—	—	(1,760)
Declaration of dividends	—	—	—	—	—	(18,956)	—	—	(18,956)

Balance, December 31, 2012	41,889	108	419	1	38,684	127,511	—	(3,101)	163,514
Stock option exercises	2,330	—	23	—	9,446	—	—	(11,609)	(2,140)
Restricted stock awards	1,000	—	10	—	(10)	—	—	(1,021)	(1,021)
Conversion of preferred stock	389	(78)	4	(1)	(3)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(32,366)	(32,366)
Retirement of treasury shares	(1,967)	—	(20)	—	(12,610)	—	—	12,630	—
Stock-based compensation	—	—	—	—	6,416	—	—	—	6,416
Net income	—	—	—	—	—	58,977	—	—	58,977
Change in net unrealized gains (losses) (2)	—	—	—	—	—	—	(376)	—	(376)
Excess tax benefit (shortfall), net (1)	—	—	—	—	359	—	—	—	359
Declaration of dividends	—	—	—	—	—	(17,754)	—	—	(17,754)

Balance, December 31, 2013	43,641	30	$436	$—	$42,282	$168,734	$(376)	$(35,467)	$175,609

(1)	Excess tax benefits are related to stock-based compensation.
(2)	Represents change in fair value of AFS investments for the period presented, net of tax benefit of $236 thousand.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net Income	$58,977	$30,312	$20,109
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	428	319	653
Depreciation	1,012	840	639
Amortization of stock-based compensation	6,417	3,830	2,848
Amortization of original issue discount on debt	601	—	—
Accretion of deferred credit	(601)	—	—
Book overdraft (decrease) increase	(11,047)	509	2,455
Net realized (gains) losses on investments	14,740	11,943	(2,350)
Net change in unrealized (gains) losses on investments	(7,850)	(9,443)	18,410
Net foreign currency (gains) losses on investments	—	(23)	(1,532)
Amortization of premium/accretion of discount, net	1,582	(4)	203
Deferred income taxes	7,363	3,813	(9,543)
Excess tax (benefits) shortfall from stock-based compensation	(359)	1,760	(195)
Other	10	6	(17)
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	30,409	45,304	(64,372)
Prepaid reinsurance premiums	(1,293)	3,174	(22,009)
Reinsurance recoverables	(18,656)	(3,485)	(6,154)
Reinsurance receivables, net	24,131	30,871	(17,598)
Premiums receivable, net	3,256	(4,589)	(2,855)
Accrued investment income	(720)	325	—
Other receivables	131	360	129
Income taxes recoverable	(5,558)	(2,594)	—
Deferred policy acquisition costs, net	1,383	(4,286)	(3,550)
Purchase of trading securities	(26,009)	(343,962)	(801,704)
Proceeds from sales of trading securities	102,661	360,000	921,625
Other assets	(459)	331	(726)
Unpaid losses and loss adjustment expenses	(34,019)	6,026	28,286
Unearned premiums	(4,583)	28,229	31,508
Accounts payable	(927)	54	547
Reinsurance payable, net	973	(2,237)	11,944
Income taxes payable	2,226	(13,801)	4,653
Other liabilities and accrued expenses	4,803	3,292	1,630
Advance premium	7,937	(4,368)	(450)

Net cash provided by (used in) operating activities	156,959	142,506	112,584
Cash flows from investing activities:
Proceeds from sale of property and equipment	8	28	64
Purchase of property and equipment	(1,350)	(2,726)	(2,395)
Purchases of equity securities, available for sale	(77,859)	—	—
Purchases of fixed maturities, available for sale	(305,330)	—	—
Proceeds from sales of equity securities, available for sale	15,542	—	—
Proceeds from sales of fixed maturities, available for sale	—	—	—
Maturities of fixed maturity securities, available for sale	16,306	—	—

Net cash used in investing activities	(352,683)	(2,698)	(2,331)
Cash flows from financing activities:
Preferred stock dividend	(29)	(287)	(20)
Common stock dividend	(17,725)	(18,669)	(12,750)
Issuance of common stock	—	207	5
Purchase of treasury stock	(32,366)	—	—
Payments related to tax withholding for share-based compensation	(3,161)	(121)	(172)
Excess tax benefits (shortfall) from stock-based compensation	359	(1,760)	195
Repayment of debt	(1,471)	(1,471)	(1,471)
Proceeds from borrowings	20,000	—	—

Net cash provided by (used in) financing activities	(34,393)	(22,101)	(14,213)

Net increase (decrease) in cash and cash equivalents	(230,117)	117,707	96,040
Cash and cash equivalents at beginning of period	347,392	229,685	133,645

Cash and cash equivalents at end of period	$117,275	$347,392	$229,685

Supplemental cash and non-cash flow disclosures:
Interest	$1,166	$414	$856
Income taxes paid	$36,634	$28,151	$19,081
Non-cash transfer of investments from trading to available for sale portfolio	$4,004	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations, Basis of Presentation and Consolidation

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH, with its wholly-owned subsidiaries (the “Company”), is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in seven states as of December 31, 2013, including Florida, which comprises the vast majority of the Company’s in-force policies. See NOTE 5, INSURANCE OPERATIONS, for more information regarding the Company’s insurance operations.

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

Investment Securities, Trading. Investment securities held in the Company’s trading portfolio consisted of both debt and equity securities. Investment securities held in trading were recorded at fair value on the consolidated balance sheet, with unrealized gains and losses reported in current period earnings. All investment securities held by the Company as of December 31, 2012 were held in the trading portfolio. The Company liquidated its trading portfolio of equity securities and transferred the fixed maturities that were outstanding at December 31, 2012 into its portfolio of securities available for sale effective March 1, 2013.

Gains and losses realized on the disposition of investment securities held in trading were determined on the FIFO basis and credited or charged to income. Premium and discount on investment securities held in trading were amortized and accreted using the interest method and charged or credited to investment income.

Investment Securities, Available for Sale. Investment securities available for sale consist of both debt and equity securities. Investment securities available for sale are recorded at fair value on the consolidated balance sheet. Unrealized gains and losses on securities available for sale are excluded from earnings and reported as a component of other comprehensive income, net of related deferred taxes until reclassified to earnings upon the consummation of sales transaction with an unrelated third party or when the decline in fair value is deemed other than temporary.

The assessment of whether the impairment of a security’s fair value is other than temporary is performed using a portfolio review as well as a case-by-case review considering a wide range of factors. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including: 1) the Company’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the extent and length of time to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities referred to as severity and duration; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices referred to as credit quality; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause the Company to subsequently determine that an impairment is other than temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Management’s intent and ability to hold securities is a determination that is made at each respective balance sheet date giving consideration to factors known to management for each individual issuer of securities such as credit quality and other publicly available information.

Gains and losses realized on the disposition of investment securities available for sale are determined on the first-in-first-out basis (“FIFO”) and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Derivatives. Derivatives were held in the Company’s trading portfolio and were reported at fair value with changes in their value reported as unrealized gains or losses until exercised, sold or upon expiration at which time the gain or loss was recognized as a realized gain or loss. The premium received for a written call option was recorded as a liability until the option was either exercised or expired. If the option was exercised by the holder, the Company recognizes the premium received by adjusting the amount of the realized gain or loss on the underlying security by the amount of the option premium received. If the option expired or otherwise terminated, the premium received was recognized as a component of realized gains or losses. All derivatives held in the Company’s trading portfolio were liquidated during the first quarter of 2013.

Premiums Receivable. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience. As of December 31, 2013 and 2012, the Company had recorded allowances for doubtful accounts in the amounts of $446 thousand and $530 thousand, respectively.

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

Leases. The Company has operating leases that are subject to annual increases and amortizes the scheduled annual rental increases over the term of the leases.

Recognition of Premium Revenues. The Company recognizes revenue when realized or realizable and earned. Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future is deferred and reported as unearned premiums. The Company believes that its revenue recognition policies conform to U.S. GAAP. In the event policyholders cancel their policies, unearned premiums represent amounts that the Insurance Entities would refund policyholders. Accordingly, the Company determines unearned premiums by calculating the pro rata amount that would be due to the policyholders at a given point in time based upon the premiums owed over the life of each policy.

Recognition of Commission Revenue and Policy Fees. Commission revenue generated from agency operations and the Managing General Agent (MGA)’s policy fee on all new and renewal insurance policies are recognized as income upon policy inception. Brokerage commission revenue earned on ceded reinsurance is recognized over the term of the reinsurance agreements.

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

Deferred Policy Acquisition Costs. Certain costs incurred in connection with the successful acquisition and renewal of insurance business are deferred and amortized over the terms of the policies to which they are related. A portion of reinsurance ceding commissions received are deferred and amortized over the effective period of the related insurance policies. Deferred policy acquisition costs and deferred ceding commissions are netted for balance sheet presentation purposes.

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

Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2013 and 2012.

Reinsurance. In the normal course of business, the Company seeks to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring (ceding) certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company remains responsible for insured losses in the event of the failure of any reinsurer to make payments otherwise due to the Company. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of the liability of the Company. Allowances are established for amounts deemed uncollectible if any.

Income Taxes. Income tax provisions are based on the asset and liability method. Deferred federal and state income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, net of valuation allowance if any. The Company reviews its deferred tax assets for recoverability.

Income (Loss) Per Share of Common Stock. Basic earnings per share is computed by dividing the Company’s net income (loss), less preferred stock dividends, by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding during the period and the impact of all dilutive potential common shares, primarily preferred stock, unvested shares, options and warrants. The dilutive impact of stock options, unvested shares and warrants is determined by applying the treasury stock method and the dilutive impact of the preferred stock is determined by applying the “if converted” method.

Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.

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

The following table presents current ratings for each of these financial institutions from various rating agencies:

Current Ratings
Institution	Standard and Poor’s Rating	Moody’s Investors
Sun Trust Bank	BBB+	A3
Wells Fargo Bank N.A.	AA-	Aa3
Deutsche Bank Securities, Inc.	A	A2
State Street Bank and Trust Company	AA-	Aa3

The following table presents the amount of cash and cash equivalents as of the periods presented (in thousands):

	Cash and cash equivalents
	As of December 31, 2013				As of December 31, 2012
Institution	Cash	Money Market Funds	Total	% by institution	Cash	Money Market Funds	Total	% by institution
U. S. Bank IT&C	$—	$—	$—	—	$—	$40,463	$40,463	11.6%
SunTrust Bank	931	3,550	4,481	3.8%	773	1,055	1,828	0.5%
SunTrust Bank Escrow Services	—	56,129	56,129	47.9%	—	300,843	300,843	86.6%
Wells Fargo Bank N.A.	3,631	—	3,631	3.1%	1,991	3	1,994	0.6%
Deutsche Bank Securities, Inc.	—	33,041	33,041	28.2%	—	—	—	—
State Street Bank and Trust Company	—	19,993	19,993	17.0%	—	—	—	—
All Other Banking Institutions	—	—	—	—	1,796	468	2,264	0.7%

Total	$4,562	$112,713	$117,275	100.0%	$4,560	$342,832	$347,392	100.0%

Restricted cash and cash equivalents are maintained in money market accounts consisting of U.S. Treasury and government agency securities.

The following table presents the amount of restricted cash and cash equivalents as of the periods presented (in thousands):

	Restricted cash and cash equivalents
	As of December 31, 2013		As of December 31, 2012
Institution	State Deposits	% by institution	State Deposits	% by institution
U. S. Bank IT&C	$800	30.8%	$800	2.4%
Florida Department of Financial Services	1,800	69.2%	32,209	97.6%

Total	$2,600	100.0%	$33,009	100.0%

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

The following table presents current ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the periods presented (in thousands):

	Current Ratings			As of
Reinsurer	AM Best Company	Standard and Poor’s Rating	Moody’s Investors	December 31, 2013	December 31, 2012
Everest Reinsurance Company	A+	A+	A1	$87,789	$44,392
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	33,593	31,970
Odyssey Reinsurance Company	A	A-	A3	142,190	192,096

Total (1)				$263,572	$268,458

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables. n/a—No rating available

Share-based Compensation. The Company accounts for share-based compensation based on the estimated grant-date fair value. The Company recognizes these compensation costs in general and administrative expenses and generally amortizes them on a straight-line basis over the requisite service period of the award, which is the vesting term. Individual tranches of performance-based awards are amortized separately since the vesting of each tranche is subject to independent annual measures. The fair value of stock option awards are estimated using the Black-Scholes option pricing model with the grant-date assumptions discussed in Note 9 – SHARE BASED COMPENSATION. The fair value of the restricted share grants are determined based on the market price on the date of grant.

Statutory Accounting. UPCIC and APPCIC prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (“OIR”). The OIR requires that insurance companies domiciled in Florida prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual, as modified by the Office of Insurance Regulation of Florida. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2013 and 2012 and the results of operations and cash flows, for the years ended December 31, 2013, 2012 and 2011, have been determined in accordance with statutory accounting principles, but adjusted to U.S. GAAP for purposes of these financial statements. The statutory accounting principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from U.S. GAAP.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should generally be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. We plan to adopt the standard prospectively on the required effective date of January 1, 2014 and are assessing the effect of adopting the standard on our Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows.

In June 2011, the FASB updated its guidance to the Comprehensive Income Topic 220 of the FASB Accounting Standards Codification (“ASC”) and in February 2013, the FASB further amended such topic. This February 2013 guidance requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is to be applied prospectively to interim and annual reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance results in additional disclosures but did not impact the Company’s results of operations, cash flows or financial position. The updated guidance provided by the FASB in June 2011 increases the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income (the approach currently used in the Company’s financial statements), or two separate but consecutive statements. This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption did not have an impact on the presentation of the Company’s financial statements and notes herein, as the Company has presented amounts of other comprehensive income consistent with this updated guidance.

In May 2011, the FASB updated its guidance related to the Fair Value Measurement, Topic 820 of the ASC, to achieve common fair value measurement and disclosure requirements with International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements under U.S. GAAP, to clarify the intent of application of existing fair value measurement and disclosure requirements, and to change particular principles or requirements for measuring and disclosing fair value measurements. The amendments are to be applied prospectively to interim and annual reporting periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance resulted in additional disclosure but did not impact the Company’s results of operations, cash flows or financial position.

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

NOTE 3 – INVESTMENTS

The Company liquidated its trading portfolio of equity securities and transferred the fixed maturities that were outstanding at December 31, 2012 into its portfolio of securities available for sale effective March 1, 2013. The net unrealized gain (loss) associated with the fixed maturities trading portfolio was recognized in earnings up to the date of transfer.

The following table presents the Company’s investment holdings by type of instrument as of the periods presented (in thousands):

	As of December 31, 2013			As of December 31, 2012
	Cost or			Cost or
	Amortized		Carrying	Amortized		Carrying
	Cost	Fair Value	Value	Cost (2)	Fair Value	Value
Cash and cash equivalents (1)	$117,275	$117,275	$117,275	$347,392	$347,392	$347,392
Restricted cash and cash equivalents	2,600	2,600	2,600	33,009	33,009	33,009
Trading portfolio:
Fixed maturities:
U.S. government obligations and agencies	—	—	—	3,192	4,009	4,009
Equity securities (2):
Common stock:
Metals and mining	—	—	—	31,113	26,130	26,130
Energy	—	—	—	12,053	10,868	10,868
Other	—	—	—	8,416	8,215	8,215
Exchange-traded and mutual funds:
Metals and mining	—	—	—	22,687	21,989	21,989
Agriculture	—	—	—	10,705	10,265	10,265
Energy	—	—	—	4,992	5,068	5,068
Indices	—	—	—	2,827	2,506	2,506
Non-hedging derivative asset (liability), net (3)	—	—	—	69	(21)	(21)
Other investments (4)	—	—	—	517	317	317

Total trading portfolio investments	—	—	—	96,571	89,346	89,346
Available for sale portfolio:
Fixed maturities:
U.S. government obligations and agencies	105,229	104,215	104,215	—	—	—
Corporate bonds	94,708	94,203	94,203	—	—	—
Mortgage-backed and asset-backed securities	91,502	91,000	91,000	—	—	—
Equity securities:
Common stock	8,500	9,295	9,295	—	—	—
Mutual funds	55,113	55,727	55,727	—	—	—

Total available for sale investments	355,052	354,440	354,440	—	—	—

Total investments	$474,927	$474,315	$474,315	$476,972	$469,747	$469,747

(1)	Cash and cash equivalents include money market accounts consisting of or collateralized by short-term U.S. Treasury securities and other U.S. government guaranteed securities.
(2)	The cost for equity securities as of December 31, 2012 has been restated from the amounts reported on Form 10-K for the year ended December 31, 2012. The amounts previously reported represented the cost determined under a statutory basis of accounting. The restatement does not affect any amounts reported in the consolidated financial statements including the carrying amount of equity securities reported in the consolidated balance sheet as of December 31, 2012 and unrealized gains and losses reported in the consolidated statement of income for the year ended December 31, 2012.
(3)	Derivatives are included in Other assets and Other liabilities and accrued expenses in the Consolidated Balance Sheets.
(4)	Other investments represent physical metals held by the Company and are included in Other assets in the Consolidated Balance Sheets.

The Company has made an assessment of its invested assets for fair value measurement as further described in Note 16 – FAIR VALUE MEASUREMENTS.

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash and cash equivalents (1)	$148	$705	$568
Fixed maturities	1,420	66	494
Equity securities	1,982	566	421

Total investment income	3,550	1,337	1,483
Less investment expenses	(1,622)	(896)	(695)

Net investment (expense) income	$1,928	$441	$788

(1)	Includes interest earned on restricted cash and cash equivalents.

Trading Portfolio

The following table provides the effect of trading activities on the Company’s results of operations for the periods presented by type of instrument and by line item in the Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Realized gains (losses) on investments:
Fixed maturities	$—	$—	$(3,206)
Equity securities	(15,969)	(12,286)	5,816
Derivatives (non-hedging instruments) (1)	(68)	343	(260)

Total realized gains (losses) on trading portfolio	(16,037)	(11,943)	2,350
Change in unrealized gains (losses) on investments:
Fixed maturities	13	195	8,472
Equity securities	7,758	9,158	(26,762)
Derivatives (non-hedging instruments) (1)	89	145	25
Other	14	(55)	(145)

Total change in unrealized gains (losses) on trading portfolio	7,874	9,443	(18,410)

Net gains (losses) recognized on trading portfolio	$(8,163)	$(2,500)	$(16,060)

(1)	This table provides the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the period presented (in thousands):

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
US government and agency obligations	$105,229	$19	$(1,033)	$104,215
Corporate bonds	94,708	265	(770)	94,203
Mortgage-backed and asset-backed securities	91,502	75	(577)	91,000
Equity Securities:
Common stock	8,500	916	(121)	9,295
Mutual funds	55,113	2,266	(1,652)	55,727

Total	$355,052	$3,541	$(4,153)	$354,440

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 (dollars in thousands):

	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Fixed maturities:
US government and agency obligations	6	$71,042	$(1,033)	—	$—	$—
Corporate bonds	55	65,926	(770)	—	—	—
Mortgage-backed and asset-backed securities	16	67,110	(577)	—	—	—
Equity securities:
Common stock	13	3,517	(121)	—	—	—
Mutual funds	5	19,646	(1,652)	—	—	—

Total	95	$227,241	$(4,153)	—	$—	$—

At December 31, 2013, we held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. Since the Company liquidated its trading portfolio and transferred the remaining fixed maturities into its portfolio of securities available for sale effective March 1, 2013, there were no positions held in our portfolio of securities available for sale for longer than 12 months. For fixed maturity securities with significant declines in value, we perform fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity and equity securities, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon the relative severity and duration of the unrealized losses combined with management’s intent and ability to hold the securities until recovery, management had no reason to believe the unrealized losses for securities available for sale at December 31, 2013 were other than temporary.

The following table presents the amortized cost and fair value of fixed maturities available for sale by contractual maturity as of December 31, 2013 (in thousands):

	Fixed Maturities Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,827	$3,825
Due after one year through five years	191,522	190,260
Due after five years through ten years	4,588	4,333
Due after ten years	—	—
Mortgage-backed and asset-backed securities	91,502	91,000

Total	$291,439	$289,418

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

Year Ended December 31, 2013
Sales proceeds (fair value)	$15,542
Gross realized gains	$1,301
Gross realized losses	$(4)
Other than temporary losses	$—

NOTE 4 – REINSURANCE

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally, as of the beginning of the hurricane season on June 1 of each year. The Company’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company also remains responsible for the settlement of insured losses in the event of the failure of any of its reinsurers to make payments otherwise due to the Company. See Note 1, SIGNIFICANT ACCOUNTING POLICIES – Concentrations of Credit Risk, for amounts due from our largest reinsurers as of December 31, 2013.

The estimated insured value of the Company’s in-force policyholder coverage for windstorm exposures as of December 31, 2013, was approximately $120.1 billion.

The Company reduced the percentage of premiums ceded by UPCIC to its quota share reinsurers to 45% beginning with the reinsurance program effective June 1, 2012, from 50% under the prior year quota share contract effective June 1, 2011 through May 31, 2012. The Company’s two quota share reinsurance contracts were effective June 1, 2013. One quota share reinsurance contract provides coverage to UPCIC through May 31, 2014 and the other provides coverage to UPCIC through May 31, 2015. By ceding 5% less premium to its quota share reinsurers, the Company intends to increase its profitability. The reduction of cession rate also decreases the amount of losses and LAE that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, as of December 31, 2013, that is a component of net deferred policy acquisition costs.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	Year Ended December 31, 2013
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$783,894	$788,477	$216,852
Ceded	(522,116)	(520,822)	(108,237)

Net	$261,778	$267,655	$108,615

	Year Ended December 31, 2012
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$780,128	$751,899	$249,064
Ceded	(517,604)	(520,779)	(122,877)

Net	$262,524	$231,120	$126,187

	Year Ended December 31, 2011
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$721,462	$689,955	$245,335
Ceded	(512,979)	(490,970)	(121,026)

Net	$208,483	$198,985	$124,309

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Consolidated Balance Sheets as of the periods presented (in thousands):

	As of December 31,
	2013	2012
Prepaid reinsurance premiums	$241,214	$239,921

Reinsurance recoverable on unpaid losses and LAE	$68,584	$81,415
Reinsurance recoverable on paid losses	39,263	7,776
Reinsurance receivable, net	203	24,334

Reinsurance recoverable and receivable	$108,050	$113,525

Segregated Account T25

UIH owned and maintained a segregated account, Segregated Account T25 – Universal Insurance Holdings of White Rock Insurance (SAC) Ltd. (“T25”), established in accordance with Bermuda law. As part of the Company’s overall reinsurance program, T25 at times entered into underlying excess catastrophe contracts with the Insurance Entities for the purpose of assuming certain risk for specified loss occurrences, including hurricanes. The agreements between T25 and the Insurance Entities were a cost-effective alternative to reinsurance that the Insurance Entities would otherwise purchase from third-party reinsurers. While the Company retained risk that otherwise would be transferred to third party reinsurers, the use of the Segregated Account T25 provided benefits to the Insurance Entities in “no-loss” years that could not be replicated in the open reinsurance market. These benefits included the return to the Insurance Entities of a substantial portion of the earned reinsurance premiums under the contract. All the related intercompany transactions with respect to these agreements are eliminated in consolidation with the exception of amounts held in trust or on deposit with the OIR which is presented as restricted cash and cash equivalents.

The T25 agreement effective June 1, 2012 through May 31, 2013 was terminated effective December 31, 2012, pursuant to the terms of the agreement. In connection with the termination of the agreement, the affiliates agreed to release funds held in trust due to the beneficiary (i.e., UPCIC) and the balance to the grantor (i.e., UIH) in December 2012.

Effective January 1, 2013, the T25 contract was subsequently replaced at identical limits and retentions as the prior agreement with unaffiliated third-party reinsurers as an open market purchase. Effective January 1, 2013 through May 31, 2013, under an excess catastrophe contract, UPCIC obtained catastrophe coverage of 45% of $75 million in excess of $75 million and 55% of $105 million in excess of $45 million covering certain loss occurrences including hurricanes. The total cost of this reinsurance coverage is $2.7 million.

NOTE 5 – INSURANCE OPERATIONS

The Company’s primary product is homeowners insurance currently offered by APPCIC in one state (Florida) and by UPCIC in seven states, including Florida.

The following table provides the percentage of concentrations with respect to the Insurance Entities’ nationwide policies-in-force as of the periods presented:

	December 31, 2013	December 31, 2012
Percentage of Policies-In-Force:
In Florida	93%	96%
With wind coverage	98%	98%
With wind coverage in South Florida (1)	27%	28%

(1)	South Florida is comprised of Miami-Dade, Broward and Palm Beach counties.

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”).

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	For the years ended December 31,
	2013	2012	2011
DPAC, beginning of year (1)	$54,431	$50,200	$50,127
Capitalized Costs	109,981	107,180	114,358
Amortization of DPAC	(110,313)	(102,949)	(107,003)

DPAC, end of year	$54,099	$54,431	$57,482

DRCC, beginning of year (1)	$37,149	$38,845	$40,682
Ceding Commissions Written	89,679	85,063	89,330
Earned Ceding Commissions	(88,628)	(86,759)	(85,526)

DRCC, end of year	$38,200	$37,149	$44,486

DPAC (DRCC), net, beginning of year (1)	$17,282	$11,355	$9,445
Capitalized Costs, net	20,302	22,117	25,028
Amortization of DPAC (DRCC), net	(21,685)	(16,190)	(21,477)

DPAC (DRCC), net, end of year	$15,899	$17,282	$12,996

(1)	The beginning balances for the twelve months ended December 31, 2012 have been adjusted in connection with the adoption of the FASB’s updated guidance related to deferred acquisition costs as discussed below.

As discussed in Note 2 – SIGNIFICANT ACCOUNTING POLICIES, the Company prospectively adopted new accounting guidance effective January 1, 2012 related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance resulted in a 13% reduction of our net deferred policy acquisition costs as of December 31, 2011, and a corresponding pre-tax charge of $1.6 million against earnings during the first quarter of 2012. This charge represents a charge-off of capitalized costs existing at December 31, 2011, which would have been amortized to earnings within a twelve-month period under the old guidance. In the period of adoption (three months ended March 31, 2012), approximately $9 million of net costs would have been deferred under the old guidance compared to the $5.6 million under the new guidance. Future expenses will be accelerated with the adoption of this guidance, as the amounts being deferred have decreased, partially offset by less amortization. The effect of this change in periods subsequent to March 31, 2012, on income and per share amounts is not determinable as the historical methodology will have been discontinued after adoption.

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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company’s policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During the twelve-month periods ended December 31, 2013, 2012 and 2011, the Company did not experience any significant effects from catastrophic events. Management continuously evaluates alternative business strategies to more effectively manage the Company’s exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in Note 4.

Management believes that the liabilities for claims and claims expense as of December 31, 2013 are appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company’s financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company’s financial statements.

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of year	$193,241	$187,215
Less reinsurance recoverable	(81,415)	(88,002)

Net balance at beginning of period	111,826	99,213

Incurred (recovered) related to:
Current year	111,560	119,458
Prior years	(2,945)	6,729

Total incurred	108,615	126,187

Paid related to:
Current year	62,529	54,141
Prior years	67,274	59,433

Total paid	129,803	113,574

Net balance at end of period	90,638	111,826
Plus reinsurance recoverable	68,584	81,415

Balance at end of year	$159,222	$193,241

The liability for unpaid losses and LAE includes a decrease of $2.9 million and an increase of $6.7 million in 2013 and 2012, respectively, in response to reserve development on prior accident years. The favorable development recorded during the year ended December 31, 2013 was primarily the result of lower than anticipated loss settlements on 2004 and 2005 catastrophe claims which were recognized during the calendar year, and favorable development of accident year 2011 and 2012 non-catastrophe loss estimates which were recognized at year end 2013 after a detailed actuarial analysis. Favorable reserve development in 2013 was somewhat offset by increases in loss adjustment expense estimates on non-catastrophe claims for 2010 through 2012 accident years that were recognized at year end. The reserve development for 2012 was primarily the result of actual loss development on prior accident year non-catastrophe homeowners’ losses and higher than expected adjusting and other expenses.

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the OIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UIHCF”), without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. These dividends are referred to as “ordinary dividends” and generally can be paid without prior regulatory approval. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

Based on the 2012 statutory net income and statutory capital and surplus levels, UPCIC and APPCIC did not have the capacity to pay ordinary dividends during 2013. No dividends were paid from UPCIC or APPCIC to UIHCF during the years ended December 31, 2013, 2012 and 2011. Dividends paid to the shareholders of UIH are paid from the equity of UIH not from the surplus of the Insurance Entities.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of statutory capital and surplus, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the periods presented (in thousands):

	As of December 31,
	2013	2012
Ten percent of total liabilities
UPCIC	$39,179	$39,260
APPCIC	$625	$694
Statutory capital and surplus
UPCIC	$161,803	$134,034
APPCIC	$13,708	$14,330

At such dates in the table above, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

Through UIHCF, the Insurance Entities’ parent company, UIH recorded capital contributions for the periods presented (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Capital Contributions	$—	$28,550	$49,000

UPCIC and APPCIC are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2013, based on calculations using the appropriate NAIC RBC formula, UPCIC’s and APPCIC’s reported total adjusted capital was in excess of the requirements.

The Company is required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the periods presented (in thousands):

	As of	As of
	December 31,	December 31,
	2013	2012
Restricted cash and cash equivalents	$2,600	$33,009
Investments	$3,707	$4,009

In November 2012, the Florida Insurance Guaranty Association (“FIGA”) Board of Directors determined the need for an emergency assessment upon its member companies. The assessment was 0.9% of each respective member’s Florida net direct premiums for calendar year 2011. The Insurance Entities’ participation in this assessment totaled $6.3 million based on 2011 net direct premiums generated in Florida of approximately $704.8 million. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, the Insurance Entities recorded this assessment as an expense during the year ended December 31, 2012 and began to recoup the assessment on February 1, 2013. The Company has recouped the majority of this assessment as of December 31, 2013.

UPCIC received an order from the OIR dated May 30, 2013 related to the OIR’s Target Market Conduct Final Examination Report of UPCIC for the period January 2009 through May 2013 (“OIR Order”). The OIR Order alleged certain violations and findings and sought to impose certain requirements and an administrative fine of $1.3 million upon UPCIC. On October 4, 2013, UPCIC and the OIR signed a Consent Order settling the OIR Order. The Consent Order clarified language contained in the OIR Order, imposed certain requirements on UPCIC and required UPCIC to pay the administrative fine of $1.3 million, which it paid on October 18, 2013.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented (in thousands):

	As of December 31,
	2013	2012
Land	$1,287	$1,287
Building	6,508	6,508
Leasehold improvements	17	—
Computers	619	568
Furniture	1,112	1,043
Automobiles and other vehicles	3,067	2,183
Software	2,055	1,772

Total cost	14,665	13,361
Less: accumulated depreciation	(5,376)	(4,393)

Property and equipment, net	$9,289	$8,968

Depreciation and amortization was $1 million, $840 thousand and $639 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table provides realized gains (losses) on the disposal of property and equipment for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Realized gain (loss) on disposal	$(10)	$(6)	$17

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of a surplus note with a carrying amount of $18.8 million and $20.2 million as of December 31, 2013 and December 31, 2012, respectively, a term loan with a carrying amount of $18.5 million as of December 31, 2013 and none at December 31, 2012, and any amounts drawn upon an unsecured line of credit.

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the SBA under Florida’s Insurance Capital Build-Up Incentive Program (“ICBUI”). Under ICBUI, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The surplus note brings the current statutory capital and surplus of UPCIC to approximately $161.8 million as of December 31, 2013.

The surplus note calls for serial maturities and is scheduled to be fully repaid on December, 31, 2026 and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC was required to pay interest only. The effective interest rate paid on the surplus note was 2.21%, 1.96% and 3.77% for years ended December 31, 2013, 2012 and 2011, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of $1.5 million were made during each of the years ended December 31, 2013, 2012 and 2011.

In May 2008, the Florida Legislature passed a law providing participants in the Program an opportunity to amend the terms of their surplus notes based on law changes. The new law contains methods for calculating compliance with the writing ratio requirements that are more favorable to UPCIC than prior law and the prior terms of the existing surplus note. On November 6, 2008, UPCIC and the SBA executed an addendum to the surplus note that reflects these law changes. The terms of the addendum were effective July 1, 2008. In addition to other less significant changes, the addendum modifies the definitions of Minimum Required Surplus, Minimum Writing Ratio, Surplus, and Gross Written Premium, respectively, as defined in the original surplus note.

UPCIC has been and currently remains in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the OIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually.

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. Further, UPCIC will be subject to increases in interest rates if it drops below a net written premium to surplus of 1:1 below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010. As of December 31, 2013, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.

Term Loan

On May 23, 2013, UIH entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”). See Note 11 – RELATED PARTY TRANSACTIONS, for a discussion of a series of agreements entered into with RenRe Ventures and its affiliate Renaissance Reinsurance Ltd. (“RenRe”).

The Term Loan bears interest at the rate of 0.50% per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. Principal is payable annually on the anniversary of the closing date in three annual installments and interest is payable in arrears on the same dates as the principal payments. The Term Loan contains financial covenants and as of December 31, 2013, UIH was in compliance with such covenants.

The stated interest rate of the Term Loan of 0.50% is below the Company’s borrowing rate resulting in imputed interest and an original issue discount computed by calculating the present value of the future principal and interest payments utilizing the Company’s borrowing rate. Concurrent with the establishment of the original issue discount, the Company recorded a deferred credit, a component of other liabilities and accrued expenses, for an equal amount against premium payments the Company will make in connection with a catastrophe risk-linked transaction contract entered into with RenRe on the same date and with the same maturity date as the Term Loan. The original issue discount will be amortized to interest expense over the life of the Term Loan and the deferred credit will be amortized as a reduction in insurance expense, a component of general and administrative expenses, over the life of a covered loss index swap with RenRe.

The following table provides the principal amount and unamortized discount of the Term Loan for the period presented (in thousands):

As of December 31, 2013
Principal amount	$20,000
Less: unamortized discount	(1,510)

Term Loan, net of unamortized discount	$18,490

Through the interest rate payment of 0.50% per annum and the amortization of the discount, the effective interest rate on the Term Loan is 5.99%. Amortization of the discount is included in interest expense, a component of general and administrative expenses, in the Consolidated Statements of Income and was $601 thousand for the twelve months ended December 31, 2013.

Should UIH default on either the DB Loan (defined below) or the Term Loan, it will be prohibited from paying dividends to its shareholders.

Unsecured Line of Credit

On March 29, 2013, UIH entered into a revolving loan agreement and related revolving note with Deutsche Bank Trust Company Americas (“Deutsche Bank”), amended as of May 23, 2013 (“DB Loan”). The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10.0 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%. The interest rate is at the election of UIH. The DB Loan contains financial covenants. As of December 31, 2013, UIH was in compliance with all such covenants. UIH had not drawn any amounts under the unsecured line of credit as of December 31, 2013.

Maturities

The following table provides an estimate of principal payments to be made for the amounts due on the surplus note and the Term Loan as of December 31, 2013 (in thousands):

2014	$7,471
2015	8,471
2016	8,471
2017	1,471
2018	1,471
Thereafter	11,395

Total	$38,750	(1)

(1)	Differs from amount presented in the Balance Sheet as of December 31, 2013 due to unamortized discount as presented in the table above.

Interest Expense

Interest expense was $1.2 million, $414 thousand, and $856 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Cumulative Convertible Preferred Stock

As of December 31, 2013 and 2012, the Company had shares outstanding of Series A Preferred Stock and Series M Preferred Stock. Each share of Series A Preferred Stock and Series M Preferred Stock is convertible by the Company into shares of Common Stock.

The following table provides certain information for each series of convertible preferred stock as of the periods presented (in thousands, except conversion factor):

	As of December 31, 2013			As of December 31, 2012
	Series A	Series M	Total	Series A	Series M	Total
Shares issued and outstanding	20	10	30	20	88	108
Conversion factor	2.50	5.00	NM	2.50	5.00	NM
Common shares resulting if converted	50	50	100	50	438	488

NM - Not meaningful.

The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. During 2013 and 2012, respectively, the Company declared and paid aggregate dividends of $20 thousand to holders of record of the Company’s Series A Preferred Stock.

There were no conversions of Series A Preferred Stock during the years ended December 31, 2013 and 2012.

The Series M Preferred Stock pays a cumulative dividend of $0.20 per share per year. The Company declared and paid aggregate dividends to holders of record of the Company’s Series M Preferred Stock of $9 thousand and $267 thousand for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, shareholders converted 77,740 shares of Series M Preferred Stock into 388,700 shares of Common Stock. There were no conversions of Series M Preferred Stock in 2012.

Common Stock

The following table summarizes the activity relating to shares of the Company’s Common Stock during the periods presented (in thousands):

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, as of December 31, 2010	40,407	(1,019)	39,388

Options exercised	160	—	160
Shares cancelled	(70)	70	—
Restricted stock grant	600	—	600
Shares acquired through cashless exercise (1)	—	(70)	(70)
Other adjustments	3	1	4

Balance, as of December 31, 2011	41,100	(1,018)	40,082

Options exercised	285	—	285
Shares cancelled	(146)	146	—
Restricted stock grant	650	—	650
Shares acquired through cashless exercise (1)	—	(146)	(146)

Balance, as of December 31, 2012	41,889	(1,018)	40,871

Conversion of preferred stock	389	—	389
Shares repurchased	—	(7,257)	(7,257)
Options exercised	2,330	—	2,330
Shares cancelled	(1,967)	1,967	—
Restricted stock grant	1,000	—	1,000
Shares acquired through cashless exercise (1)	—	(1,967)	(1,967)

Balance, as of December 31, 2013	43,641	(8,275)	35,366

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

On April 1, 2013, UIH entered into a repurchase agreement with Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer and a principal stockholder of UIH, to repurchase an aggregate of four million shares of UIH’s common stock owned by Mr. Meier. The initial repurchase of two million of Mr. Meier’s shares occurred on April 1, 2013, and the subsequent repurchase of two million shares occurred on May 23, 2013, each at a price of $4.02 per share, representing a discount from the then-current market price of UIH’s common stock. The repurchase of shares from Mr. Meier provides us with an opportunity to buy back shares at a discount to current stock price, while facilitating the orderly sale of shares by a large shareholder.

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

Dividends Declared

The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the year ended December 31,
	2013		2012		2011
	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	Amount	Amount	Amount	Amount	Amount	Amount
First Quarter	$0.08	$3,259	$0.10	$4,012	$0.10	$3,939
Second Quarter	$0.08	$2,821	$0.08	$3,214	$—	$—
Third Quarter	$0.10	$3,511	$0.08	$3,270	$0.08	$3,199
Fourth Quarter	$0.23	$8,134	$0.20	$8,174	$0.14	$5,611

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

Restrictions limiting the payment of dividends by UIH

UIH pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed in Note 7 LONG-TERM DEBT, there are no restrictions for UIH limiting the payment of dividends. However, UIH’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UIH through UIHCF. See Note 5, INSURANCE OPERATIONS, for a discussion of these restrictions. As of December 31, 2013, 100 percent of the Insurance Entities’ net assets were restricted. There are no such restrictions for UIH’s non-insurance consolidated subsidiaries. Notwithstanding the restriction on the net assets of the Insurance Entities, UIH received distributions from the earnings of its non-insurance consolidated subsidiaries of $26.9 million, $40.2 million and $89.3 million during the years ended December 31, 2013, 2012 and 2011, respectively and made capital contributions to the Insurance Entities of $28.6 million and $49.0 million, during the years ended December 31, 2012 and 2011, respectively. UIH did not make any capital contributions to the Insurance Entities during the year ended December 31, 2013. The Company prepares and files a consolidated federal tax return for UIH and its consolidated subsidiaries with all U.S. GAAP tax related entries recorded on the books of UIH. Since the U.S. GAAP tax related entries are not recorded at the subsidiary level, the Company does not have the ability to produce the amount of net assets for each of its subsidiaries in accordance with U.S. GAAP.

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

At the 2011 Annual Meeting of Shareholders held on May 11, 2011, shareholders voted to approve the recommendation of the Company’s Board of Directors to amend the Incentive Plan. The Incentive Plan allows for amendments which are intended for the plan to remain a flexible and effective source of incentive compensation in terms of the number of shares of stock available for awards, in terms of its design, as well as whether it generally conforms with the best practices in today’s business environment. Significant aspects of the amendment include: an increase of 2.4 million shares in the shares reserved for grant, an adjustment to the annual maximum awards limits, a prohibition against re-pricing of options and stock appreciation rights without shareholder approval, and an addition of specific elements to the performance goals.

At the 2012 Annual Meeting of Shareholders held on June 8, 2012, shareholders voted to approve the recommendation of the Company’s Board of Directors to amend the Incentive Plan. Significant aspects of this amendment include: an increase of 3 million in the shares reserved for grant, an extension of the term, an expansion of the list of performance goals, a provision for recovery compensation in connection with financial restatements, and certain modifications in order to provide internal consistency.

At the 2013 Annual Meeting of Shareholders held on June 6, 2013, shareholders voted to approve the recommendation of the Company’s Board of Directors to amend the Incentive Plan to add 3 million shares to the shares reserved for grant.

As of December 31, 2013, 1,947 thousand shares remained reserved for issuance and were available for new awards under the Incentive Plan.

The following table provides certain information related to stock options and restricted stock during the year ended December 31, 2013 (in thousands, except per share data):

	Year Ended December 31, 2013
	Stock Options				Restricted Stock
	Number of Options	Weighted Average Exercise Price per Share (1)	Aggregate Intrinsic Value	Weighted Average Remaining Term	Number of Shares (2)	Weighted Average Grant Date Fair Value per Share (1)
Outstanding as of December 31, 2012	5,330	$4.29			1,152	$4.37
Granted	2,015	6.54			1,000	5.43
Forfeited	(40)	7.33			n/a	n/a
Exercised	(2,330)	4.06			n/a	n/a
Vested	n/a	n/a			(552)	4.64
Expired	(850)	3.90			n/a	n/a

Outstanding as of December 31, 2013	4,125	$5.56	$36,786	3.86	1,600	$4.94

Exercisable as of December 31, 2013	1,900	$4.83	$18,330	2.43

(1)	Unless otherwise specified, such as in the case of the exercise of stock options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the exchanges on which the Company was listed. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended or issuances under the Company’s 2009 Omnibus Incentive Plan.
(2)	All shares outstanding as of December 31, 2013 are expected to vest.

n/a - Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Compensation expense:
Stock options	$930	$1,188	$1,450
Restricted stock	5,487	2,642	1,398

Total	$6,417	$3,830	$2,848

Deferred tax benefits:
Stock options	$359	$458	$559
Restricted stock	433	468	315

Total	$792	$926	$874

Realized tax benefits:
Stock options	$2,365	$168	$195
Restricted stock	374	291	—

Total	$2,739	$459	$195

Excess tax benefits(shortfall):
Stock options	$418	$(1,618)	$195
Restricted stock	(59)	(142)	—

Total	$359	$(1,760)	$195

Weighted average fair value per option or share:
Stock option grants	$0.79	$0.87	$1.67
Restricted stock grants	$5.43	$3.37	$5.61
Intrinsic value of options exercised	$6,131	$437	$507
Fair value of restricted stock vested	$2,548	$1,164	$540
Cash received for strike price and tax withholdings	$—	$652	$204
Shares acquired through cashless exercise (1)	1,966	147	70
Value of shares acquired through cashless exercise (1)	$12,630	$583	$263

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both stock options and restricted stock (dollars in thousands):

	As of December 31, 2013
	Stock Options	Restricted Stock
Unrecognized expense	$1,449	$2,844
Weighted average remaining years	2.87	0.82

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

The following table provides the assumptions utilized in the Black-Scholes model for stock options granted during the periods presented:

	Year Ended December 31,
	2013	2012	2011
Weighted-average risk-free interest rate	0.27%	0.62%	1.34%
Expected term of option in years	3.21	4.25	3.92
Weighted-average volatility	34.1%	48.4%	58.5%
Dividend yield	9.1%	11.4%	8.9%
Weighted average grant date fair value per share	$0.79	$0.87	$1.67

On June 23, 2011, the Company granted the Chief Executive Officer (“CEO”) a stock option to purchase 300 thousand shares of common stock, the Chief Operating Officer (“COO”) a stock option to purchase 300 thousand shares of common stock and the Chief Financial Officer (“CFO”) a stock option to purchase 75 thousand shares of common stock. All three option grants have an exercise price of $4.70 per share, expire on June 23, 2018 and vest over three years as follows: (i) one third on the six (6) month anniversary of the date of grant, (ii) one third on the one (1) year anniversary of the date of grant, and (iii) one third on the two (2) year anniversary of the date of grant.

On September 4, 2012, the Company granted stock options for an aggregate 500 thousand shares of Common Stock to the Company’s COO in consideration for services rendered pursuant to terms of an employment agreement and to provide the COO with a continued incentive to share in the success of the Company. The options have an exercise price of $3.51, expire on September 4, 2019 and vest over two years as follows: options for 250 thousand shares on the one year anniversary of the grant date and options for 250 thousand shares on the two year anniversary of the grant date.

On March 12, 2013, the Company granted the COO a stock option to purchase 100 thousand shares of common stock. The option has an exercise price of $4.51 per share, expires on March 12, 2018 and vests over three years as follows: one third on the one (1) year anniversary of the date of grant, one third on the two (2) year anniversary of the date of grant and one third on the three (3) year anniversary of the date of grant.

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

On November 12, 2013, the Company granted the Chief Administrative Officer (“CAO”) a stock option to purchase 200 thousand shares of common stock. The Company also granted the CEO a stock option to purchase 300 thousand shares of common stock. Both option grants have an exercise price of $8.01 per share, expire on November 12, 2020 and vest over three years as follows: one third on the one (1) year anniversary of the date of grant, one third on the two (2) year anniversary of the date of grant and one third on the three (3) year anniversary of the date of grant.

Restricted Stock Grants

Restricted stock grants are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements and or to provide to those employees with a continued incentive to share in the success of the Company. Non-vested shares (“restricted stock”) generally vest over a three year service period commencing on the grant date. The prices discussed below reflect the market price of UIH’s common stock on the grant date.

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

Effective August 23, 2012, the Company issued 650 thousand shares of restricted Common Stock at a price of $3.37 per share to its COO. The stock vests cumulatively over a two-year period as follows: 38.5 percent, 77 percent and 100 percent, respectively, on January 1, 2013, January 1, 2014 and December 31, 2014.

Effective April 1, 2013, the Company issued 500 thousand shares of restricted Common Stock to its CEO, 250 thousand shares of restricted Common Stock to its COO and 100 thousand shares of restricted Common Stock to its CAO. All three restricted Common Stock grants were issued at a price of $4.88 per share and vest on April 7, 2014.

Effective August 8, 2013, the Company issued 150 thousand shares of restricted Common Stock at a price of $8.55 per share to its CFO. The stock vests cumulatively over a two-year period as follows: 50 percent and 50 percent, respectively, on October 1, 2014 and October 1, 2015.

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

The plan titled the “Universal Property & Casualty 401(K) Profit Sharing Plan and Trust” (“401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or loss. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution that does not exceed five percent of their compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2013, 2012 and 2011.

The Company accrued for aggregate contributions of approximately $709 thousand, $598 thousand and $542 thousand to the 401(k) Plan during the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida performed certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chairman, President and Chief Executive Officer of the Company. All amounts paid to Downes and Associates were no greater than amounts that would need to be paid to third parties on an arm’s-length basis for similar services. The Company’s agreement with Downes and Associates was terminated effective November 30, 2013 and on December 1, 2013 Dennis Downes became an employee of the Company.

Scott P. Callahan, a director of the Company, provides the Company with consulting services and advice with respect to the Company’s reinsurance and related matters through SPC Global RE Advisors LLC, an entity affiliated with Mr. Callahan. The Company entered into the consulting agreement with SPC Global RE Advisors LLC effective June 6, 2013.

The following table provides payments made by the Company to Downes and SPC Global RE Advisors LLC for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Downes and Associates	$477	$623	$753
SPC Global RE Advisors LLC	$68	$—	$—

There were no amounts due to Downes and Associates and SPC Global RE Advisors LLC as of December 31, 2013 and 2012. Payments due to Downes and Associates and SPC Global RE Advisors LLC were generally made in the month the services were provided.

See NOTE 8 – STOCKHOLDERS EQUITY, for details on the repurchase agreements between UIH and each of Messrs. Bradley Meier and Norman Meier.

RenRe currently is, and has been, a participant in the Company’s reinsurance programs. On May 23, 2013, the Company entered into a series of contracts with RenRe and its affiliate, RenRe Ventures. As discussed in Note 7 – LONG-TERM DEBT, UIH entered into an unsecured Term Loan with RenRe Ventures. The Term Loan is part of a series of agreements entered into by the Company, RenRe and RenRe Ventures pursuant to which, among other things, the Company has purchased a catastrophe risk-linked transaction contract from RenRe and entered into an agreement whereby RenRe will reserve reinsurance capacity for the Company’s reinsurance programs and receive a right of first refusal in respect of a portion thereof. As part of the series of agreements with RenRe and RenRe Ventures, on May 23, 2013, UIH, RenRe Ventures and Mr. Bradley Meier agreed to assign to RenRe Ventures a portion of UIH’s right of first refusal to repurchase shares of its common stock owned by Mr. Meier under the first repurchase agreement entered into on April 1, 2013. RenRe Ventures will have a right of first refusal to repurchase one-third of the shares offered by Mr. Meier to any third party, up to the lesser of 2 million shares or 4.99% of UIH’s outstanding common stock, through December 31, 2014.

NOTE 12 – INCOME TAXES

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented:

	For the years ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.4%	0.6%	0.6%
Disallowed compensation	2.3%	3.2%	2.3%
Fines and penalties	0.4%	—	—
True-up of prior year tax returns	(0.6%)	—	—
State income tax, net of federal tax benefit (1)	3.6%	3.6%	3.6%
Other, net (2)	0.2%	(0.1%)	(1.1%)

Effective tax rate	41.3%	42.3%	40.4%

(1)	Included in income tax is Florida income tax at a statutory rate of 5.5%.
(2)	For 2011, other represents true-ups recorded upon completion of prior years tax returns, partially offset by estimates of penalties and interest for current year underpayment of estimated taxes.

Deferred income taxes represent the temporary differences between the GAAP and tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows as of the periods presented (in thousands):

	As of December 31,
	2013	2012
Deferred income tax assets:
Unearned premiums	$10,976	$11,430
Advanced premiums	1,742	1,132
Unpaid losses and LAE	2,598	3,449
Regulatory assessments	345	2,447
Share-based compensation	1,459	3,048
Accrued wages	255	778
Allowance for uncollectible receivables	172	205
Additional tax basis of securities	45	573
Change in unrealized losses on investments	—	2,782
Capital loss carryforwards	1,149	—

Total deferred income tax assets	18,741	25,844

Deferred income tax liabilities:
Deferred policy acquisition costs, net	(6,133)	(6,666)
Prepaid expenses	(548)	—
Other comprehensive income	(9)	—

Total deferred income tax liabilities	(6,690)	(6,666)

Net deferred income tax asset	$12,051	$19,178

A valuation allowance is deemed unnecessary as of December 31, 2013 and 2012, respectively, because management believes it is probable that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Liabilities for unrecognized tax benefits, if any, are recorded in accordance with issued FASB guidance on Accounting for Uncertainty in Income Taxes. The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The Company filed a consolidated federal income tax return for the fiscal years ended December 31, 2012, 2011, and 2010 and intends to file the same for the year ended December 31, 2013. The tax allocation agreements between the Company and the Insurance Entities provide that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a U.S. GAAP basis.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for net income for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator for EPS:
Net income	$58,977	$30,312	$20,109
Less: Preferred stock dividends	(29)	(287)	(20)

Income available to common stockholders	$58,948	$30,025	$20,089

Denominator for EPS:
Weighted average common shares outstanding	35,866	39,614	39,184
Plus: Assumed conversion of stock-based compensation (1)	1,531	513	770
Assumed conversion of preferred stock	379	489	488

Weighted average diluted common shares outstanding	37,776	40,616	40,442

Basic earnings per common share	$1.64	$0.76	$0.51
Diluted earnings per common share	$1.56	$0.75	$0.50

Weighted average number of antidilutive shares	518	818	2,553

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

The Company purchased 7.257 million shares of UIH’s common stock during the twelve months ended December 31, 2013, which decreased weighted average common shares outstanding and weighted average diluted common shares outstanding for these periods. The effect was to increase diluted earnings per common share by $0.17 for the twelve month period ended December 31, 2013. There were no repurchases of UIH’s common stock during 2012 and 2011. See “—Note 8 (Stockholders’ Equity)” for details on the repurchases of UIH’s common stock.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides the components of other comprehensive income (loss) on a pretax and after-tax basis for the period presented (in thousands):

	Year Ended December 31, 2013
	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the year	$685	$264	$421
Amounts reclassified from accumulated other comprehensive income (loss)	(1,297)	(500)	(797)

Net current period other comprehensive income (loss)	($612)	($236)	($376)

There were no amounts of other comprehensive income for the years ended December 31, 2012 and 2011 and there were no amounts of accumulated other comprehensive income as of December 31, 2012.

The following table provides the reclassifications out of accumulated other comprehensive income for the period presented (in thousands):

Year Ended December 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$1,297	Net realized gains (losses) on investments
	(500)	Tax (expense) or benefit

Total reclassification for the year	$797	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases and Other

On July 12, 2013, UPCIC entered into a lease agreement (“Lease Agreement”) for an office building containing 29,018 rentable square feet adjacent to its principal office in Fort Lauderdale, Florida (“Property”). The Company expects to use the Property for additional office and storage space. Pursuant to the Lease Agreement, the monthly rent for the Property is approximately $51 thousand and is subject to annual increases. The term of the lease is ten years, subject to UPCIC’s purchase of the Property as described below which is expected to take place no later than February 2015. The Company took possession of the office building and began making monthly rental payments in October 2013. Based on the terms of the Lease Agreement, the Company is accounting for this arrangement as an operating lease.

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

The Company has leased certain computer equipment and software under a master equipment lease agreement with Relational Funding, Inc. with an original equipment cost of $2.7 million. The Company also has several leases on other office space.

The following table provides future minimum rental payments required under the non-cancelable operating leases as of the period presented (in thousands):

As of December 31, 2013
2014	$882
2015	120

Total	$1,002

Total rental expense was $423 thousand, $286 thousand and $451 thousand in 2013, 2012 and 2011, respectively.

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

Corporate Bonds: Comprise investment-grade fixed maturity securities. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.

Mortgage-backed and asset-backed securities: Comprise securities that are collateralized by mortgage obligations and other assets. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields, collateral performance, prepayment speeds and credit spreads.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of the periods presented (in thousands):

	Fair Value Measurements
	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$117,275	$—	$—	$117,275
Restricted cash and cash equivalents	2,600	—	—	2,600
Available for sale portfolio:
Fixed maturities:
US government obligations and agencies	—	104,215	—	104,215
Corporate bonds	—	94,203	—	94,203
Mortgage-backed and asset-backed securities	—	91,000	—	91,000
Equity securities:
Common stock	9,295	—	—	9,295
Mutual funds	55,727	—	—	55,727

Total available for sale portfolio investments	$65,022	$289,418	$—	$354,440

Total assets accounted for at fair value	$184,897	$289,418	$—	$474,315

	Fair Value Measurements
	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$347,392	$—	$—	$347,392
Restricted cash and cash equivalents	33,009	—	—	33,009
Trading portfolio:
Fixed maturities:
US government obligations and agencies	—	4,009	—	4,009
Equity securities:
Common stock:
Metals and mining	26,130	—	—	26,130
Energy	10,868	—	—	10,868
Other	8,215	—	—	8,215
Exchange traded and mutual funds:
Metals and mining	21,989	—	—	21,989
Agriculture	10,265	—	—	10,265
Energy	5,068			5,068
Indices	2,506	—	—	2,506
Non-hedging derivative liability, net	—	(21)	—	(21)
Other investments	317	—	—	317

Total trading portfolio investments	$85,358	$3,988	$—	$89,346

Total assets (liabilities) accounted for at fair value	$465,759	$3,988	$—	$469,747

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value (in thousands):

	As of December 31, 2013
		(Level 3)
		Estimated Fair
	Carrying value	Value
Liabilities (debt):
Surplus note	$18,750	$15,900
Term loan	$18,490	$18,490

	As of December 31, 2012
		(Level 3)
		Estimated Fair
	Carrying value	Value
Liabilities (debt):
Surplus note	$20,221	$18,057

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

NOTE 17 – QUARTERLY RESULTS FOR 2013 AND 2012 (UNAUDITED)

The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended December 31, 2013
Net premiums earned	$65,409	$66,867	$68,927	$66,452
Investment income	12	137	382	1,397
Total revenues	67,455	77,756	78,368	77,580
Total expenses	47,693	48,068	53,255	51,587
Net income	11,959	17,029	14,407	15,582
Basic earnings per share	0.30	0.47	0.43	0.46
Diluted earnings per share	0.29	0.44	0.40	0.44

For the year ended December 31, 2012
Net premiums earned	$48,640	$55,694	$59,512	$67,274
Investment income	(36)	(16)	215	278
Total revenues	60,247	59,928	74,537	75,227
Total expenses	44,018	46,936	60,563	65,863
Net income	9,873	7,777	8,256	4,406
Basic earnings per share	0.24	0.20	0.21	0.11
Diluted earnings per share	0.24	0.19	0.20	0.11

The improvement in the fourth quarter results for 2013 compared to 2012 is attributable to an increase in revenues of $2.4 million and a decrease in operating expenses of $14.3 million. The increase in revenues is comprised mostly of an increase in net investment income of $1.1 million from dividends received on the Company’s equity investments and a non-repeating net unrealized loss of $2.0 million recorded in the fourth quarter of 2012, for investments held in the trading portfolio which was liquidated in the first quarter of 2013. The decrease in operating expenses is comprised of a reduction in losses and loss adjustment expenses of $5.7 million and a reduction in general and administrative expenses of $8.6 million. The reduction in general and administrative expenses reflects the recovery of a portion of FIGA assessments during the fourth quarter of 2013 that were charged in full to earnings in the fourth quarter of 2012. The effective tax rate for the fourth quarter of 2013 was 40.0% compared to 52.9% in the fourth quarter of 2012. The effect of non-deductible expenses in the fourth quarter of 2012 compared to 2013 was more pronounced given the lower amount of income before taxes for 2012 compared to 2013. Diluted earnings per share for the fourth quarter of 2013 includes a benefit of $0.08 resulting from repurchases of the Company’s shares during 2013 from the Company’s former CEO.

NOTE 18 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2013 except for the following.

On January 2, 2014, the Company repurchased an additional 675,000 shares of the Company’s common stock from Bradley I. Meier, the Company’s former Chief Executive Officer, at approximately $11.11 per share, in a privately negotiated transaction. As previously described, the Company has a right of first refusal to purchase shares of the Company’s Common Stock offered for sale by Mr. Meier through December 31, 2014. See Note 11 – RELATED PARTY TRANSACTIONS. The repurchase price represents a discount of approximately 23 percent from the December 31, 2013 closing price of the Company’s common stock. The Company funded the share repurchase using cash on hand.

On January 30, 2014, the Company declared a dividend of $0.10 per share on its outstanding common stock payable on March 3, 2014, to shareholders of record on February 19, 2014.

On February 24, 2014, the S&P Dow Jones Indices announced that the Company will join S&P SmallCap 600 Index after the close of trading on February 28, 2014.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Plante & Moran, PLLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The auditor’s attestation report on management’s assessment of the Company’s internal control over financial reporting is presented above at “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company. The code is publicly available at the Company’s headquarters in Fort Lauderdale, Florida and also on the Company’s website at www.universalinsuranceholdings.com. A copy of the Company’s Code of Business Conduct and Ethics may be obtained free of charge by written request to Frank C. Wilcox, CFO, Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, FL 33309.

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding Certain Relationships and Related Transactions, and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding Principal Accountant Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon filed with this report:

Report of Independent Registered Public Accounting Firm (Plante & Moran, PLLC).

Report of Independent Registered Public Accounting Firm (Blackman Kallick, LLP)

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(3)	EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (9)

3.2	Registrant’s Amended and Restated Bylaws (3)

3.3	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (2)

3.4	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (1)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (2)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)

3.7	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (2)

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 (6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 (6)

4.1	Form of Common Stock Certificate (9)

10.1	The Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan (10)*

10.2	Non-Qualified Stock Option Agreement, dated February 4, 2010, by and between the Company and Sean P. Downes (7)*

10.3	Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (4)*

10.4	Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (4)*

10.5	Director Services Agreement, dated July 12, 2007, by and between the Company and Reed J. Slogoff (4)*

10.6	Performance-Based Restricted Stock Award, dated March 28, 2011, by and between the Company and Sean P. Downes (8)*

10.7	Restricted Stock Award Agreement dated August 27, 2012, by and between the Company and Sean P. Downes (11)*

10.8	Non-qualified Stock Option Agreement by and between the Company and Sean P. Downes (11)*

10.9	Form of Indemnification Agreement (12)*

10.10	Founder and Adviser Agreement, dated February 6, 2013, by and between the Company and Bradley I. Meier (13)*

10.11	Amended and Restated Employment Agreement, dated February 22, 2013, by and between the Company and Sean P. Downes (14)*

10.12	Employment Agreement, dated February 22, 2013, by and between the Company and Jon W. Springer (14)*

10.13	Employment Agreement, dated February 22, 2013, by and between the Company and Norman M. Meier (14)*

10.14	Employment Agreement, dated March 21, 2013, by and between the Company and Stephen J. Donaghy (15)*

10.15	Employment Agreement, dated as of August 5, 2013, by and between Frank Wilcox and the Company (22)*

10.16	Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (19)*

10.17	Director Services Agreement, dated June 6, 2013, by and between the Company and Darryl L. Lewis (19)*

10.18	Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (20)*

10.19	Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997 (1)

10.20	Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and The State Board of Administration of Florida (“SBA”) (5)

10.21	Addendum No. 1 to the Surplus Note between the Company and SBA (5)

10.22	Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (5)

10.23	Independent Adjusting Firm Agreement between the Company and Downes and Associates (5)

10.24	Revolving Loan Agreement, dated March 29, 2013, by and between the Company and Deutsche Bank Trust Company Americas (16)

10.25	Revolving Note, dated March 29, 2013, by the Company in favor of Deutsche Bank Trust Company Americas, in the original principal amount of $10,000,000 (16)

10.26	Repurchase Agreement, dated April 1, 2013, by and between the Company and Bradley I. Meier (17)

10.27	Term Loan Agreement, dated May 23, 2013, by and between the Company and RenaissanceRe Ventures Ltd. (18)

10.28	Term Note, dated May 23, 2013, by the Company in favor of RenaissanceRe Ventures Ltd., in the original principal amount of $20,000,000 (18)

10.29	Sharing Agreement, dated May 23, 2013, by and between RenaissanceRe Ventures Ltd. and Deutsche Bank Trust Company Americas and acknowledged by the Company and the guarantors party thereto (18)

10.30	First Amendment and Consent to Revolving Loan Agreement, dated May 23, 2013, by and between Deutsche Bank Trust Company Americas and the Company (18)

10.31	Office Lease, dated July 12, 2013, by and between Commercial Station LLC and Universal Property & Casualty Insurance Company (21)

10.32	Agreement of Purchase and Sale, dated July 12, 2013, by and between Commercial Station LLC and Universal Property & Casualty Insurance Company (21)

10.33	Consulting Agreement, dated as of August 5, 2013, by and between George De Heer and the Company (22)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit Numbers 10.1-10.19 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 13, 1997, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 9, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2009.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-163564) filed with the Securities and Exchange Commission on December 8, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on May 12, 2011.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on June 14, 2012.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on August 29, 2012.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on November 15, 2012.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2013.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2013.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2013.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2013.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2013.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2013.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013.
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-189122) deemed effective on June 6, 2013.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2013.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 5, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: March 3, 2014	By:	/s/ Sean P. Downes
Sean P. Downes, President and Chief Executive Officer

	By:	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean P. Downes Sean P. Downes	President, Chief Executive Officer and Director	March 3, 2014

/s/ Jon W. Springer Jon W. Springer	Executive Vice President, Chief Operating Officer and Director	March 3, 2014

/s/ Frank C. Wilcox Frank C. Wilcox	Chief Financial Officer	March 3, 2014

/s/ Scott P. Callahan Scott P. Callahan	Director	March 3, 2014

/s/ Darryl L. Lewis Darryl L. Lewis	Director	March 3, 2014

/s/ Michael A. Pietrangelo Michael A. Pietrangelo	Director	March 3, 2014

/s/ Ozzie A. Schindler Ozzie A. Schindler	Director	March 3, 2014

/s/ Reed J. Slogoff Reed J. Slogoff	Director	March 3, 2014

/s/ Joel M. Wilentz Joel M. Wilentz	Director	March 3, 2014

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Universal Insurance Holdings, Inc. had no long term obligations, guarantees or material contingencies as of December 31, 2013 and 2012. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):

CONDENSED BALANCE SHEETS

	As of December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$4,878	$17,733
Investments in subsidiaries and undistributed earnings	174,068	121,496
Equity securities (available for sale), at fair value	10,474	—
Equity securities (trading), at fair value	—	13,944
Fixed matuties (available for sale), at fair value	750	—
Receivable from securities	—	175
Other receivables	244	8
Income taxes recoverable	8,152	2,594
Deferred income taxes	12,052	19,178
Other assets	346	329

Total assets	$210,964	$175,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$146	$339
Payable for securities purchased	—	53
Income taxes payable	2,566	699
Long-term debt	18,490	—
Other accrued expenses	14,153	10,852

Total liabilities	35,355	11,943
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	1
Authorized shares—1,000
Issued shares—30 and 108
Outstanding shares—30 and 108
Minimum liquidation preference—$6.98 and $2.66 per share
Common stock, $.01 par value	436	419
Authorized shares—55,000
Issued shares—43,641 and 41,889
Outstanding shares—35,366 and 40,871
Treasury shares, at cost—8,275 and 1,018	(35,467)	(3,101)
Additional paid-in capital	42,282	38,684
Accumulated other comprehensive income, net of taxes	(376)	—
Retained earnings	168,734	127,511

Total stockholders’ equity	175,609	163,514

Total liabilities and stockholders’ equity	$210,964	$175,457

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2013	2012	2011
PREMIUMS EARNED AND OTHER REVENUES
Assumed premiums written	$—	$10,686	$20,703

Premiums earned	—	10,686	20,703
Net investment income	207	25	54
Net realized gains (losses) on investments	(2,947)	(1,880)	(1,186)
Net change in unrealized gains (losses) on investments	1,625	1,162	(3,009)
Management fee	134	142	142

Total premiums earned and other revenues	(981)	10,135	16,704

OPERATING COSTS AND EXPENSES
General and administrative expenses	32,476	25,051	20,830

Total operating cost and expenses	32,476	25,051	20,830

LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(33,457)	(14,916)	(4,126)
Benefit from income taxes	(13,834)	(6,312)	(1,667)

LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(19,623)	(8,604)	(2,459)

Equity in net income of subsidiaries	78,600	38,916	22,568

CONSOLIDATED NET INCOME	$58,977	$30,312	$20,109

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net Income	$58,977	$30,312	$20,109
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(78,600)	(38,916)	(22,568)
Amortization of stock-based compensation	6,417	3,830	2,848
Net realized (gains) losses on investments	2,947	1,880	1,186
Net change in unrealized (gains) losses on investments	(1,625)	(1,162)	3,009
Deferred income taxes	7,363	3,813	(9,543)
Excess tax benefits from stock-based compensation	(359)	1,760	(195)
Other	—	—	5
Net changes in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	—	30,220	(18,880)
Purchases of equity securities, trading	(3,972)	(58,836)	(77,691)
Proceeds from sale of equity securities, trading	16,712	60,379	66,526
Income taxes recoverable	(5,558)	(2,594)	—
Income taxes payable	2,226	(13,801)	4,653
Other operating assets and liabilities	1,347	2,911	1,405

Net cash provided by (used in) operating activities	5,875	19,796	(29,136)

Cash flows from investing activities:
Capital contributions to subsidiaries	(1,600)	(28,555)	(49,001)
Distribution of income from subsidiaries	26,898	40,222	89,322
Purchases of equity securities, available for sale	(10,357)	—	—
Purchase of fixed maturities, available for sale	(750)	—	—

Net cash provided by (used in) investing activities	14,191	11,667	40,321

Cash flows from financing activities:
Proceeds from borrowings	20,000	—	—
Preferred stock dividend	(29)	(287)	(20)
Common stock dividend	(17,725)	(18,669)	(12,750)
Issuance of common stock	—	207	5
Purchase of treasury stock	(32,365)	—	—
Payments related to tax withholding for share-based compensation	(3,161)	(121)	(172)
Excess tax benefits (shortfall) from stock-based compensation	359	(1,760)	195

Net cash provided by (used in) financing activities	(32,921)	(20,630)	(12,742)

Net increase (decrease) in cash and cash equivalents	(12,855)	10,833	(1,557)
Cash and cash equivalents at beginning of period	17,733	6,900	8,457

Cash and cash equivalents at end of period	$4,878	$17,733	$6,900

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

Certain amounts in the prior periods’ condensed financial statements have been reclassified in order to conform to current period presentation. Such reclassifications were of immaterial amounts and had no effect on net income or stockholders’ equity.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented (in thousands):

		Additions
Description	Beginning Balance	Charges to Earnings	Charges to Other Accounts	Deductions	Ending Balance
Year Ended December 31, 2013:
Allowance for doubtful accounts	$530	428	—	512	$446
Year Ended December 31, 2012:
Allowance for doubtful accounts	$715	319	—	504	$530
Year Ended December 31, 2011:
Allowance for doubtful accounts	$111	650	—	46	$715

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY

AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
	Reserves for Unpaid Losses and LAE	Incurred Loss and LAE current year	Incurred Loss and LAE prior years	Paid Losses and LAE	Net Investment Income
2013	$159,222	$111,560	($2,945)	$129,803	$1,928
2012	$193,241	$119,458	$6,729	$113,574	$441
2011	$187,215	$112,838	$11,471	$104,910	$788

	As of December 31,	For the Year Ended December 31,			As of December 31,
	Deferred Policy Acquisition Cost (DAC)	Amortization of DAC	Net Premiums Written	Net Premiums Earned	Unearned Premiums
2013	$15,899	($21,685)	$261,778	$267,655	$383,488
2012	$17,282	($16,190)	$262,524	$231,120	$388,071
2011	$12,996	($21,477)	$208,483	$198,985	$359,842

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Chicago, Illinois

March 3, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors

Universal Insurance Holdings, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) for year ended December 31, 2011; such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audit also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 23, 2012