Form 10-Q
period 2014-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2014-05-08
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,434,617 shares of common stock, par value $0.01 per share, outstanding on April 28, 2014.

UNIVERSAL INSURANCE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. (the “Company”) and its Subsidiaries as of March 31, 2014 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

May 8, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$122,771	$117,275
Restricted cash and cash equivalents	2,635	2,600
Fixed maturities, at fair value	300,346	289,418
Equity securities, at fair value	60,152	65,022
Prepaid reinsurance premiums	236,026	241,214
Reinsurance recoverable	76,097	107,847
Reinsurance receivable, net	7,004	203
Premiums receivable, net	48,105	46,461
Other receivables	3,261	2,587
Property and equipment, net	9,749	9,289
Deferred policy acquisition costs, net	15,893	15,899
Income taxes recoverable	6,199	8,152
Deferred income tax asset, net	11,472	12,051
Other assets	1,722	2,072

Total assets	$901,432	$920,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$150,557	$159,222
Unearned premiums	384,761	383,488
Advance premium	25,413	22,959
Accounts payable	4,499	3,441
Book overdraft	2,985	14,947
Payable for securities purchased	2,185	—
Reinsurance payable, net	93,654	86,232
Income taxes payable	915	2,566
Other liabilities and accrued expenses	28,357	34,386
Long-term debt	37,122	37,240

Total liabilities	730,448	744,481

Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares—1,000
Issued shares—22 and 30
Outstanding shares—22 and 30
Minimum liquidation preference, $9.17 and $6.98 per share
Common stock, $.01 par value	443	436
Authorized shares—55,000
Issued shares—44,276 and 43,641
Outstanding shares—34,776 and 35,366
Treasury shares, at cost—9,500 and 8,275	(50,204)	(35,467)
Additional paid-in capital	42,195	42,282
Accumulated other comprehensive income (loss), net of taxes	(264)	(376)
Retained earnings	178,814	168,734

Total stockholders’ equity	170,984	175,609

Total liabilities and stockholders’ equity	$901,432	$920,090

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$191,917	$204,139
Ceded premiums written	(121,649)	(141,317)

Net premiums written	70,268	62,822
Change in net unearned premium	(6,461)	2,587

Premiums earned, net	63,807	65,409
Net investment income (expense)	518	12
Net realized gains (losses) on investments	902	(16,037)
Net change in unrealized gains (losses) on investments	—	7,874
Commission revenue	4,089	4,986
Policy fees	3,512	3,687
Other revenue	1,477	1,524

Total premiums earned and other revenues	74,305	67,455

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	26,825	26,483
General and administrative expenses	24,363	21,210

Total operating costs and expenses	51,188	47,693

INCOME BEFORE INCOME TAXES	23,117	19,762
Income taxes, current	9,059	3,947
Income taxes, deferred	509	3,856

Income taxes, net	9,568	7,803

NET INCOME	$13,549	$11,959

Basic earnings per common share	$0.41	$0.30

Weighted average common shares outstanding—Basic	33,422	39,917

Fully diluted earnings per common share	$0.38	$0.29

Weighted average common shares outstanding—Diluted	35,641	41,199

Cash dividend declared per common share	$0.10	$0.08

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$13,549	$11,959
Other comprehensive income (loss), net of taxes	112	—

Comprehensive income (loss)	$13,661	$11,959

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net Income	$13,549	$11,959
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	71	124
Depreciation	280	249
Amortization of share-based compensation	1,685	1,168
Amortization of original issue discount on debt	250	—
Accretion of deferred credit	(250)	—
Book overdraft increase (decrease)	(11,962)	1,075
Net realized (gains) losses on investments	(902)	16,037
Net change in unrealized (gains) losses on investments	—	(7,874)
Amortization of premium/accretion of discount, net	499	42
Deferred income taxes	509	3,856
Excess tax (benefits) shortfall from share-based compensation	(6,342)	151
Other	(12)	—
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	(35)	30,356
Prepaid reinsurance premiums	5,188	(12,558)
Reinsurance recoverables	31,750	1,960
Reinsurance receivables, net	(6,801)	19,854
Premiums receivable, net	(1,715)	(830)
Accrued investment income	(32)	20
Other receivables	(636)	(273)
Income taxes recoverable	1,953	616
Deferred policy acquisition costs, net	6	(95)
Purchase of trading securities	—	(26,009)
Proceeds from sales of trading securities	—	80,670
Other assets	350	73
Unpaid losses and loss adjustment expenses	(8,665)	(10,712)
Unearned premiums	1,273	9,971
Accounts payable	1,058	(52)
Reinsurance payable, net	7,422	19,621
Income taxes payable	4,691	(850)
Other liabilities and accrued expenses	(5,779)	(3,259)
Advance premium	2,454	12,187

Net cash provided by (used in) operating activities	29,857	147,477

Cash flows from investing activities:
Proceeds from sale of property and equipment	17	—
Purchase of property and equipment	(751)	(409)
Purchases of available for sale equity securities	(4,782)	—
Purchases of available for sale fixed maturities	(20,475)	(9,988)
Proceeds from sales of available for sale equity securities	10,071	—
Proceeds from sales of available for sale fixed maturities	4,370	—
Maturities of available for sale fixed maturities	7,528	—

Net cash provided by (used in) investing activities	(4,022)	(10,397)

Cash flows from financing activities:
Preferred stock dividend	(5)	(5)
Common stock dividend	(3,463)	—
Purchase of treasury stock	(14,737)	—
Payments related to tax withholding for share-based compensation	(8,108)	(1,072)
Excess tax benefits (shortfall) from share-based compensation	6,342	(151)
Repayment of debt	(368)	(368)

Net cash provided by (used in) financing activities	(20,339)	(1,596)

Net increase (decrease) in cash and cash equivalents	5,496	135,484
Cash and cash equivalents at beginning of period	117,275	347,392

Cash and cash equivalents at end of period	$122,771	$482,876

Supplemental cash flow and non-cash disclosures:
Interest paid	$433	$87
Income taxes paid	$2,404	$4,313
Non-cash transfer of investments from trading to available for sale portfolio	$—	$4,004

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH and its wholly-owned subsidiaries (collectively, the “Company”) are a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners insurance offered in seven states as of March 31, 2014, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and the investment of available funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014. The condensed consolidated balance sheet at December 31, 2013, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

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

2. Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2013. There are no new or revised disclosures or disclosures required on a quarterly basis.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should generally be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. The Company adopted this guidance effective January 1, 2014. The adoption did not have an impact on the presentation of the Company’s financial statements and notes herein.

In June 2011, the FASB updated its guidance to the Comprehensive Income Topic 220 of the FASB Accounting Standards Codification and in February 2013, the FASB further amended such topic. This February 2013 guidance requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is to be applied prospectively to interim and annual reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance results in additional disclosures but did not impact the Company’s results of operations, cash flows or financial position. The updated guidance provided by the FASB in June 2011 increases the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income (the approach currently used in the Company’s financial statements), or two separate but consecutive statements. This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption did not have an impact on the presentation of the Company’s financial statements and notes herein, as the Company has presented amounts of other comprehensive income consistent with this updated guidance.

3. Investments

The Company liquidated its trading portfolio of equity securities and transferred the fixed maturities that were outstanding at December 31, 2012 into its portfolio of securities available for sale effective March 1, 2013. The unrealized gain (loss) associated with the fixed maturities trading portfolio was recognized in earnings up to the date of transfer.

The following table presents the Company’s investment holdings by type of instrument as of the dates presented (in thousands):

	As of March 31, 2014			As of December 31, 2013
	Cost or			Cost or
	Amortized		Carrying	Amortized		Carrying
	Cost	Fair Value	Value	Cost	Fair Value	Value
Cash and cash equivalents (1)	$122,771	$122,771	$122,771	$117,275	$117,275	$117,275
Restricted cash and cash equivalents	2,635	2,635	2,635	2,600	2,600	2,600
Fixed maturities:
U.S. government obligations and agencies	116,808	115,961	115,961	105,229	104,215	104,215
Corporate bonds	94,086	93,831	93,831	94,708	94,203	94,203
Mortgage-backed and asset-backed securities	90,953	90,554	90,554	91,502	91,000	91,000
Equity securities:
Common stock	7,024	7,250	7,250	8,500	9,295	9,295
Mutual funds	52,057	52,902	52,902	55,113	55,727	55,727

Total	360,928	360,498	360,498	355,052	354,440	354,440

Total investments	$486,334	$485,904	$485,904	$474,927	$474,315	$474,315

(1)	Cash and cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury or money-market accounts that invest in or are collateralized by direct obligations of the U.S. Treasury and other U.S. government guaranteed securities.

The Company has made an assessment of its invested assets for fair value measurement as further described in “— Note 13 (Fair Value Measurements)”.

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash and cash equivalents (1)	$12	$120
Fixed maturities	728	—
Equity securities	302	88

Total investment income	1,042	208
Less investment expenses	(524)	(196)

Net investment (expense) income	$518	$12

(1)	Includes interest earned on restricted cash and cash equivalents.

Trading Portfolio

The following table provides the effect of trading activities on the Company’s results of operations for the period presented by type of instrument and by line item in the Condensed Consolidated Statements of Income (in thousands):

Three Months Ended March 31, 2013
Realized gains (losses) on investments:
Equity securities	$(15,969)
Derivatives (non-hedging instruments) (1)	(68)

Total realized gains (losses) on trading portfolio	(16,037)
Change in unrealized gains (losses) on investments:
Fixed maturities	13
Equity securities	7,758
Derivatives (non-hedging instruments) (1)	89
Other	14

Total change in unrealized gains (losses) on trading portfolio	7,874

Net gains (losses) recognized on trading portfolio	$(8,163)

(1)	This table provides the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.

There was no effect of trading activities for the three months ended March 31, 2014 as the Company liquidated its trading portfolio in March 2013.

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	March 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$116,808	$39	$(886)	$115,961
Corporate bonds	94,086	190	(445)	93,831
Mortgage-backed and asset-backed securities	90,953	126	(525)	90,554
Equity Securities:
Common stock	7,024	439	(213)	7,250
Mutual funds	52,057	2,206	(1,361)	52,902

Total	$360,928	$3,000	$(3,430)	$360,498

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$105,229	$19	$(1,033)	$104,215
Corporate bonds	94,708	265	(770)	94,203
Mortgage-backed and asset-backed securities	91,502	75	(577)	91,000
Equity Securities:
Common stock	8,500	916	(121)	9,295
Mutual funds	55,113	2,266	(1,652)	55,727

Total	$355,052	$3,541	$(4,153)	$354,440

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	March 31, 2014
	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Fixed maturities:
U.S. government obligations and agencies	7	$82,798	$(886)	—	$—	$—
Corporate bonds	42	47,773	(445)	—	—	—
Mortgage-backed and asset-backed securities	17	60,261	(525)	—	—	—
Equity securities:
Common stock	14	2,314	(213)	—	—	—
Mutual funds	4	17,997	(1,361)	—	—	—

Total	84	$211,143	$(3,430)	—	$—	$—

	December 31, 2013
	Less than 12 months			12 months or longer
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
Fixed maturities:
U.S. government obligations and agencies	6	$71,042	$(1,033)	—	$—	$—
Corporate bonds	55	65,926	(770)	—	—	—
Mortgage-backed and asset-backed securities	16	67,110	(577)	—	—	—
Equity securities:
Common stock	13	3,517	(121)	—	—	—
Mutual funds	5	19,646	(1,652)	—	—	—

Total	95	$227,241	$(4,153)	—	$—	$—

At March 31, 2014, we held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, we perform quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity and equity securities, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon the limited severity and duration of the unrealized losses combined with management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities, management has no reason to believe the unrealized losses for securities available for sale at March 31, 2014 are other than temporary.

The following table presents the amortized cost and fair value of fixed maturities available for sale by contractual maturity as of the date presented (in thousands):

	March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$17,030	$17,017
Due after one year through five years	190,101	189,234
Due after five years through ten years	3,763	3,541
Due after ten years	—	—
Mortgage-backed and asset-backed securities	90,953	90,554

Total	$301,847	$300,346

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the period presented (in thousands):

Three Months Ended March 31, 2014
Sales proceeds (fair value)	$14,441
Gross realized gains	$999
Gross realized losses	$(97)
Other than temporary losses	$—

There was no sale activity of securities available for sale during the three months ended March 31, 2013.

4. Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1 of each year. The Company’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company also remains responsible for the settlement of insured losses in the event of the failure of any of its reinsurers to make payments otherwise due to the Company.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2014			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services	Moody’s Investors Service, Inc.	March 31, 2014	December 31, 2013
Everest Reinsurance Company	A+	A+	A1	$79,920	$87,789
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	13,480	33,593
Odyssey Reinsurance Company	A	A-	A3	138,013	142,190

Total (1)				$231,413	$263,572

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

n/a—No rating available

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31, 2014
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$191,917	$190,644	$50,722
Ceded	(121,649)	(126,837)	(23,897)

Net	$70,268	$63,807	$26,825

	Three Months Ended March 31, 2013
	Premiums Written	Premiums Earned	Loss and Loss Adjustment Expenses
Direct	$204,139	$194,168	$50,596
Ceded	(141,317)	(128,759)	(24,113)

Net	$62,822	$65,409	$26,483

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	As of March 31, 2014	As of December 31, 2013
Prepaid reinsurance premiums	$236,026	$241,214

Reinsurance recoverable on unpaid losses and LAE	$64,109	$68,584
Reinsurance recoverable on paid losses	11,988	39,263
Reinsurance receivable, net	7,004	203

Reinsurance recoverable and receivable	$83,101	$108,050

5. Insurance Operations

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
DPAC, beginning of period	$54,099	$54,431
Capitalized Costs	26,782	28,692
Amortization of DPAC	(26,670)	(27,732)

DPAC, end of period	$54,211	$55,391

DRCC, beginning of period	$38,200	$37,149
Ceding Commissions Written	21,880	22,312
Earned Ceding Commissions	(21,762)	(21,447)

DRCC, end of period	$38,318	$38,014

DPAC (DRCC), net, beginning of period	$15,899	$17,282
Capitalized Costs, net	4,902	6,379
Amortization of DPAC (DRCC), net	(4,908)	(6,284)

DPAC (DRCC), net, end of period	$15,893	$17,377

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$159,222	$193,241
Less reinsurance recoverable	(68,584)	(81,415)

Net balance at beginning of period	90,638	111,826

Incurred (recovered) related to:
Current year	26,855	26,654
Prior years	(30)	(171)

Total incurred	26,825	26,483

Paid related to:
Current year	3,867	1,172
Prior years	27,148	30,289

Total paid	31,015	31,461

Net balance at end of period	86,448	106,848
Plus reinsurance recoverable	64,109	75,680

Balance at end of period	$150,557	$182,528

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

Based on the 2013 statutory net income and statutory capital and surplus levels, UPCIC has the capacity to pay ordinary dividends of $290 thousand during 2014. However, APPCIC does not have the capacity to pay ordinary dividends during 2014. For the three months ended March 31, 2014, no dividends were paid from UPCIC or APPCIC to UIHCF. Dividends paid to the shareholders of UIH are paid from the earnings of UIH and its non-insurance subsidiaries and not from the capital and surplus of the Insurance Entities.

The Florida Insurance Code requires companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of statutory capital and surplus, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the dates presented (in thousands):

	As of March 31, 2014	As of December 31, 2013
Ten percent of total liabilities
UPCIC	$39,971	$39,179
APPCIC	$630	$625
Statutory capital and surplus
UPCIC	$166,720	$161,803
APPCIC	$13,575	$13,708

As of the dates in the table above, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of March 31, 2014	As of December 31, 2013
Restricted cash and cash equivalents	$2,635	$2,600
Investments	$3,683	$3,707

6. Long-Term Debt

Long-term debt consists of a surplus note entered into by UPCIC with carrying amounts of $18.4 million and $18.8 million as of March 31, 2014 and December 31, 2013, respectively; a term loan with carrying amounts of $18.7 million and $18.5 million as of March 31, 2014 and December 31, 2013, respectively; and any amounts drawn upon an unsecured line of credit.

On March 29, 2013, UIH entered into a revolving loan agreement and related revolving note with Deutsche Bank Trust Company Americas (“Deutsche Bank”), amended as of May 23, 2013 (“DB Loan”). The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10.0 million. The DB Loan contains financial covenants and as of March 31, 2014, UIH was in compliance with such covenants. UIH had not drawn any amounts under the unsecured line of credit as of March 31, 2014.

On May 23, 2013, UIH entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”). See “—Note 8 (Related Party Transactions)” for a discussion of a series of agreements entered into with RenRe Ventures and its affiliate Renaissance Reinsurance Ltd. (“RenRe”). The Term Loan contains financial covenants and as of March 31, 2014, UIH was in compliance with such covenants.

The following table provides the principal amount and unamortized original issue discount of the Term Loan as of the dates presented (in thousands):

	As of
	March 31, 2014	December 31, 2013
Principal amount	$20,000	$20,000
Less: unamortized original issue discount	(1,260)	(1,510)

Term Loan, net of unamortized original issue discount	$18,740	$18,490

Amortization of the original issue discount is included in interest expense, a component of general and administrative expenses, in the Condensed Consolidated Statements of Income and was $250 thousand for the three months ended March 31, 2014.

Should UIH default on either the DB Loan or the Term Loan, it will be prohibited from paying dividends to its shareholders.

7. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the three months ended March 31, 2014 (in thousands):

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, as of December 31, 2013	43,641	(8,275)	35,366

Conversion of preferred stock	40	—	40
Shares repurchased	—	(1,225)	(1,225)
Options exercised	1,725	—	1,725
Shares acquired through cashless exercise (1)	—	(1,130)	(1,130)
Shares cancelled	(1,130)	1,130	—

Balance, as of March 31, 2014	44,276	(9,500)	34,776

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

In January 2014, UIH entered into a repurchase agreement with Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer, to repurchase 675 thousand shares of UIH’s common stock owned by Mr. Meier. The repurchase of 675 thousand of Mr. Meier’s shares occurred on January 2, 2014 for a repurchase price of $11.11 per share, representing a discount from the then-current market price of UIH’s common stock.

In February 2014, Mr. Meier converted 8,000 shares of Series M Preferred Stock, at a conversion ratio of 5:1, into 40,000 shares of UIH’s common stock.

In March 2014, UIH entered into a repurchase agreement with Mr. Meier to repurchase an additional 550 thousand shares of UIH’s common stock owned by him. The repurchase of 550 thousand of Mr. Meier’s shares occurred on March 25, 2014 for a repurchase price of $13.16 per share, representing a discount from the then-current market price of UIH’s common stock.

Dividends

On January 30, 2014, the Company declared a cash dividend of $0.10 per share on its outstanding common stock paid on March 3, 2014, to the shareholders of record at the close of business on February 19, 2014.

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

The following table provides payments made by the Company to Downes and Associates and SPC Global RE Advisors LLC for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Downes and Associates	$—	$129
SPC Global RE Advisors LLC	$30	$—

There were no amounts due to SPC Global RE Advisors LLC as of March 31, 2014 and December 31, 2013, respectively. Payments due to Downes and Associates and SPC Global RE Advisors LLC were or are generally made in the month the services are provided.

RenRe currently is, and has been, a participant in the Company’s reinsurance programs. On May 23, 2013, the Company entered into a series of contracts with RenRe and its affiliate, RenRe Ventures. As discussed in “—Note 6 (Long-Term Debt)”, UIH entered into an unsecured Term Loan with RenRe Ventures. The Term Loan is part of a series of agreements entered into by the Company, RenRe and RenRe Ventures pursuant to which, among other things, the Company has purchased a catastrophe risk-linked transaction contract from RenRe and entered into an agreement whereby RenRe will reserve reinsurance capacity for the Company’s reinsurance programs and receive a right of first refusal in respect of a portion thereof. As part of the series of agreements with RenRe and RenRe Ventures, on May 23, 2013, UIH, RenRe Ventures and Mr. Bradley Meier agreed to assign to RenRe Ventures a portion of UIH’s right of first refusal to repurchase shares of its common stock owned by Mr. Meier under the first repurchase agreement entered into on April 1, 2013. RenRe Ventures had a right of first refusal to repurchase one-third of the shares offered by Mr. Meier to any third party, up to the lesser of 2 million shares or 4.99% of UIH’s outstanding common stock, through December 31, 2014. In March 2014, Mr. Meier entered into separate transactions with each of UIH and a third party in which he sold an aggregate of 1,650,000 shares of UIH’s common stock. As a result of these transactions, Mr. Meier now owns less than 5 percent of UIH’s outstanding common stock and according to the terms of the rights of first refusal of each of UIH and RenRe Ventures, UIH and RenRe Ventures no longer have a right of first refusal to purchase shares of UIH common stock owned by Mr. Meier.

9. Income Taxes

During the three months ended March 31, 2014 and 2013, the Company recorded approximately $9.6 million and $7.8 million, respectively, of income taxes, which resulted in effective tax rates of 41.4% and 39.5%, respectively. The Company’s effective tax rate differs from the statutory federal income tax rate due to state income taxes and certain nondeductible items.

Tax years that remain open for purposes of examination of the Company’s income tax liability due to taxing authorities, include the years ended December 31, 2012, 2011 and 2010. However, there is currently an IRS examination underway related to the loss carryback of realized losses from securities sold during 2012 applied to the 2009 tax year.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator for EPS:
Net income	$13,549	$11,959
Less: Preferred stock dividends	(5)	(5)

Income available to common stockholders	$13,544	$11,954

Denominator for EPS:
Weighted average common shares outstanding	33,422	39,917
Plus: Assumed conversion of stock-based compensation (1)	2,140	793
Assumed conversion of preferred stock	79	489

Weighted average diluted common shares outstanding	35,641	41,199

Basic earnings per common share	$0.41	$0.30
Diluted earnings per common share	$0.38	$0.29

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

The Company purchased 1.225 million of additional shares of UIH’s common stock during the three months ended March 31, 2014, which further decreased weighted average common shares outstanding and weighted average diluted common shares outstanding for the period. The effect of cumulative purchases since April 2013 was to increase diluted earnings per common share by $0.07 for the three month period ended March 31, 2014. There were no repurchases of UIH’s common stock during the three months ended March 31, 2013. See “—Note 7 (Stockholders’ Equity)” for details on the repurchases of UIH’s common stock.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the period presented (in thousands):

	For the Three Months Ended March 31, 2014
	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$1,084	$418	$666
Amounts reclassified from accumulated other comprehensive income (loss)	(902)	(348)	(554)

Net current period other comprehensive income (loss)	$182	$70	$112

Other comprehensive income was less than five hundred dollars for the three months ended March 31, 2013.

The following table provides the reclassifications out of accumulated other comprehensive income for the period presented (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net income is Presented
Three Months Ended
March 31, 2014
Unrealized gains (losses) on investments available for sale
	$902	Net realized gains (losses) on investments
	(348)	Income taxes, current

	$554	Net of tax

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013.

12. Commitments and Contingencies

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

Other

In July 2013, UPCIC entered into a lease agreement (“Lease Agreement”) for an office building adjacent to its principal office in Fort Lauderdale, Florida (“Property”) and expects to use the Property for additional office and storage space. The Company took possession of the office building and began monthly rental payments in October 2013.

Also in July 2013, UPCIC entered into a purchase agreement to acquire the Property (“Purchase Agreement”). The Purchase Agreement provides that the closing for the sale of the Property will take place no later than February 5, 2015. The closing for the sale of the Property is subject to certain closing conditions. The purchase price for the Property is $5.99 million, and UPCIC will receive a credit toward the purchase price for a portion of the rent it pays under the Lease Agreement.

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

As required by GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the placement of the asset or liability within the fair value hierarchy levels.

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$122,771	$—	$—	$122,771
Restricted cash and cash equivalents	2,635	—	—	2,635
Fixed maturities:
U.S. government obligations and agencies	—	115,961	—	115,961
Corporate bonds	—	93,831	—	93,831
Mortgage-backed and asset-backed securities	—	90,554	—	90,554
Equity securities:
Common stock	7,250	—	—	7,250
Mutual funds	52,902	—	—	52,902

Total	$60,152	$300,346	$—	$360,498

Total assets accounted for at fair value	$185,558	$300,346	$—	$485,904

	Fair Value Measurements
	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$117,275	$—	$—	$117,275
Restricted cash and cash equivalents	2,600	—	—	2,600
Fixed maturities:
U.S. government obligations and agencies	—	104,215	—	104,215
Corporate bonds	—	94,203	—	94,203
Mortgage-backed and asset-backed securities	—	91,000	—	91,000
Equity securities:
Common stock	9,295	—	—	9,295
Mutual funds	55,727	—	—	55,727

Total	$65,022	$289,418	$—	$354,440

Total assets accounted for at fair value	$184,897	$289,418	$—	$474,315

The Company utilizes third-party independent pricing services that provide a price quote for each fixed maturity and equity security. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any fixed maturities or equity securities included in the tables above.

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	As of March 31, 2014
	Carrying value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$18,382	$15,317
Term loan	$18,740	$18,740

	As of December 31, 2013
	Carrying value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$18,750	$15,900
Term loan	$18,490	$18,490

Level 3

Long-term debt: The fair value of the surplus note was determined by management from the expected cash flows discounted using the interest rate quoted by the holder. The State Board of Administration of Florida (“SBA”) is the holder of the surplus note and the quoted interest rate is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.

The fair value of the Term Loan approximates the carrying value given the original issue discount which was calculated based on the present value of future cash flows using the Company’s effective borrowing rate for similar instruments.

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of March 31, 2014 except for the following:

On April 16, 2014, the Company declared a cash dividend of $0.10 per share on its outstanding common stock to be paid on July 3, 2014, to the shareholders of record at the close of business on June 19, 2014.

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

Forward-Looking Statements

In addition to historical information, the following discussion may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, some of which are beyond our control and cannot be predicted or quantified. Certain statements made in this report reflect management’s expectations regarding future events, and the words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “project,” “plan” and similar expressions and variations thereof, speak only as of the date the statement was made and are intended to identify forward-looking statements. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Future results could differ materially from those in the following discussion and those described in forward-looking statements as a result of the risks set forth below which are a summary of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Relating to the Property-Casualty Business

•	As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

•	Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition

•	Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition

•	Predicting claim expense relating to environmental liabilities is inherently uncertain and may have a material adverse effect on our operating results and financial condition

•	The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations

•	Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

•	Regulation limiting rate increases and requiring us to participate in loss sharing may decrease our profitability

•	The potential benefits of implementing our profitability model may not be fully realized

•	Our financial condition and operating results and the financial condition and operating results of the Insurance Entities may be adversely affected by the cyclical nature of the property and casualty business

•	Renewed weakness in the Florida real estate market could adversely affect our loss results

•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows

Risks Relating to Investments

•	We have periodically experienced, and may experience further reductions in returns or losses on our investments especially during periods of heightened volatility, which could have a material adverse effect on our results of operations or financial condition

•	We are subject to market risk which may adversely impact investment income

•	Concentration of our investment portfolio in any particular segment of the economy may have adverse effects on our operating results and financial condition

•	Our overall financial performance is dependent in part on the returns on our investment portfolio, which may have a material adverse effect on our financial condition or results of operations or cause such results to be volatile

Risks Relating to the Insurance Industry

•	Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

•	Difficult conditions in the economy generally could adversely affect our business and operating results

•	There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

•	Our insurance subsidiaries are subject to examination by state insurance departments

•	Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded risks, which could have a material adverse effect on our operating results and financial condition

•	The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

•	A downgrade in the Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

•	Loss of key executives could affect our operations

•	Data security breaches or denial of service on our website could have an adverse impact on our business and reputation

Risks Relating to Debt Obligations

•	Our revolving line of credit and term loan have restrictive terms and our failure to comply with any of these terms could have an adverse effect on our business and prospects and on our ability to pay dividends to our shareholders

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

We generate revenues primarily from the collection of premiums and the investment of funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees collected from policyholders through our affiliated managing general agent. The nature of our business tends to be seasonal reflecting consumer behaviors in connection with the hurricane season which occurs during the period from June 1 through November 30 each year. Written premium tends to peak just prior to the start of the hurricane season which is in the second quarter of our fiscal year and is at its lowest in the fourth quarter which coincides with the end of the hurricane season.

From time to time, some of our competitors lower their premiums to a level that is below what we believe to be adequate in order to generate and maintain capital and surplus for the protection of our Insurance Entities and our policyholders. Our focus on long term capital strength and growth leads us to be selective in the risks we are willing to accept and incorporate underwriting standards that may limit the number of policies written. We believe these factors have contributed to recent policy attrition in Florida and that while policy count is one measure of the overall growth of our business, our strategy of balancing competitive pricing with disciplined underwriting standards and expanding the size of our business through superior products and services will maximize our long term growth.

For example, to address the attrition in our Florida policy count, we have reduced overall rates for homeowners’ insurance by 2.4% effective in January 2014 for new business and March 2014 for renewals, and also taken measures we believe will result in an improvement in our retention and new business by investing in personnel to expedite the payment of claims and streamline the underwriting process. As a result of our various growth initiatives, we have seen an increase in policy count for new business in the first quarter of 2014 compared to 2013, and we continue to expand our business in states outside of Florida with growth in policy count of 8.4% since December 31, 2013 and 47.8% since March 31, 2013. The following table provides policy count and total insured value for Florida and other states as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	As of March 31, 2014				As of December 31, 2013
State	Count	%	Total Insured Value	%	Count	%	Total Insured Value	%
Florida	491,984	92.6%	$108,526,334	89.8%	499,949	93.3%	$110,785,839	90.7%
Other states	39,078	7.4%	12,276,880	10.2%	36,039	6.7%	11,305,295	9.3%

Grand total	531,062	100.0%	$120,803,214	100.0%	535,988	100.0%	$122,091,134	100.0%

Risk from catastrophic losses is managed through the use of reinsurance agreements. We limit the maximum net loss that can arise from large risks, risks in concentrated areas of exposure and from catastrophes, such as hurricanes or other similar loss occurrences, by purchasing certain reinsurance from other insurers or reinsurers to mitigate these potential losses. Our intention is to limit our exposure and the exposure of the Insurance Entities, thereby protecting stockholders’ equity and the Insurance Entities’ capital and surplus, even in the event of catastrophic occurrences, through reinsurance agreements. Without these reinsurance agreements, the Insurance Entities would be more substantially exposed to catastrophic losses with a greater likelihood that those losses could exceed their statutory capital and surplus. Any such catastrophic event, or multiple catastrophes, could have a material adverse effect on the Insurance Entities’ solvency and our results of operations, financial condition and liquidity. Softening in the reinsurance market has allowed us to obtain additional protection as well as to reduce the cost of certain reinsurance coverage in the 2013-2014 reinsurance program compared to the 2012-2013 reinsurance program.

Recent Developments

In January 2014, we repurchased 675,000 shares of UIH’s common stock from Bradley I. Meier, the Company’s former Chief Executive Officer, at approximately $11.11 per share, in a privately negotiated transaction. The repurchase price represents a discount from the then-current market price of UIH’s common stock. The Company had a right of first refusal to purchase shares of UIH’s common stock offered for sale by Mr. Meier through December 31, 2014.

In March 2014, we repurchased an additional 550,000 shares of UIH’s common stock from Bradley I. Meier at approximately $13.16 per share in a privately negotiated transaction. The repurchase price represents a discount from the then-current market price of UIH’s common stock. Additionally, both UIH and RenRe Ventures waived rights of first refusal to purchase an additional 1,100,000 shares of common stock owned by Mr. Meier, who informed the Company that he sold those shares to a third party in a separate privately negotiated transaction. As a result of these transactions, Mr. Meier now owns less than 5 percent of the Company’s outstanding common stock and accordingly, UIH and RenRe Ventures no longer have a right of first refusal to purchase shares of UIH common stock owned by Mr. Meier.

In January 2014, we announced that UPCIC submitted applications to the respective regulatory entities in Indiana, Minnesota and Delaware in order to begin writing business in those states.

In April 2014, we announced that UPCIC submitted applications to the regulatory entities in Pennsylvania, consistent with the Company’s strategy to increase its geographical diversification.

In April 2014, we announced that the Insurance Commissioner of Delaware issued a Certificate of Authority to UPCIC, thereby approving UPCIC as a licensed insurance entity in the state of Delaware. UPCIC is in the process of filing homeowners insurance rates and forms with the Insurance Commissioner of Delaware and expects to begin writing homeowners insurance in Delaware once the normal regulatory approvals are received.

In March 2014, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for APPCIC and UPCIC. According to Demotech, Inc., the affirmation represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The ratings of APPCIC and UPCIC are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in the Company, including holders of the Company’s common stock, and are not recommendations to buy, sell or hold securities.

On January 30, 2014, we declared a dividend of $0.10 per share on our outstanding common stock, which we paid on March 3, 2014, to shareholders of record at the close of business on February 19, 2014.

On April 16, 2014, we declared a cash dividend of $0.10 per share on our outstanding common stock payable on July 3, 2014, to the shareholders of record at the close of business on June 19, 2014.

In February 2014, UIH joined the S&P SmallCap 600 Index after the close of trading on February 28, 2014.

Investment Portfolio

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1. Business – Investments,” during 2013, our investment committee authorized management to engage Deutsche Bank, a leading global investment adviser specializing in the insurance industry, to manage our investment portfolio. Working with the investment adviser, we transitioned the composition of our portfolio to include a greater percentage of fixed income securities and a smaller percentage of equity securities, which we expect will provide a more stable stream of investment income and reduce the effects of market volatility. Our overall investment objective is to maximize total rate of return while maintaining liquidity and minimizing risk. Our investment strategy includes maintaining investments to support unpaid losses and loss adjustment expenses for our insurance subsidiaries in accordance with guidelines established by insurance regulators.

We currently hold these investments in a portfolio available for sale with changes in fair value reflected in stockholders’ equity with the exception of any other than temporary impairments which are reflected in earnings. In the first quarter of 2013, we liquidated 100% of the equity securities that were held in our trading portfolio resulting in net losses of $8.2 million. See “Item 1—Note 3 (Investments)” for the composition of our portfolio as of March 31, 2014.

Wind Mitigation Discounts

The insurance premiums charged by the Insurance Entities are subject to various statutory and regulatory requirements. Among these, the Insurance Entities must offer wind mitigation discounts in accordance with a program mandated by the Florida Legislature and implemented by the Florida Office of Insurance Regulation. The level of wind mitigation discounts mandated by the Florida Legislature which were effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on the Insurance Entities’ premium. The percentage reduction of in-force premium from wind mitigation credits for UPCIC policies as of March 31, 2014 was 34.6% compared to 31.2% as of March 31, 2013. The percentage reduction of in-force premium from wind mitigation credits for APPCIC policies as of March 31, 2014 was 63.2% compared to 62.5% as of March 31, 2013.

Results of Operations - Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Net income increased by $1.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Diluted earnings per common share increased by $0.09 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, $0.07 of which was attributable to a reduction in shares of common stock outstanding as a result of the cumulative share repurchases since April 2013, as discussed under “Item 1—Note 10 (Earnings Per Share)”. Repurchasing shares at a discount has allowed the Company to reduce the amount of common shares outstanding.

The increase in net income of $1.6 million, or 13.3%, for the three months ended March 31, 2014 compared to the same period in 2013 reflects the absence of trading losses generated in the first quarter of 2013 and an increase in net investment income. These were partially offset by a decrease in net earned premiums, commissions, policy fees and other revenues and an increase in losses and loss adjustment expenses (“LAE”) and general administrative expenses. A more detailed discussion of these factors follows the table below.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 compared to the same period in 2013 (in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$191,917	$204,139	$(12,222)	-6.0%
Ceded premiums written	(121,649)	(141,317)	19,668	-13.9%

Net premiums written	70,268	62,822	7,446	11.9%
Change in net unearned premium	(6,461)	2,587	(9,048)	NM

Premiums earned, net	63,807	65,409	(1,602)	-2.4%
Net investment income (expense)	518	12	506	4216.7%
Net realized gains (losses) on investments	902	(16,037)	16,939	NM
Net change in unrealized gains (losses) on investments	—	7,874	(7,874)	-100.0%
Commission revenue	4,089	4,986	(897)	-18.0%
Policy fees	3,512	3,687	(175)	-4.7%
Other revenue	1,477	1,524	(47)	-3.1%

Total premiums earned and other revenues	74,305	67,455	6,850	10.2%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	26,825	26,483	342	1.3%
General and administrative expenses	24,363	21,210	3,153	14.9%

Total operating costs and expenses	51,188	47,693	3,495	7.3%

INCOME BEFORE INCOME TAXES	23,117	19,762	3,355	17.0%
Income taxes, current	9,059	3,947	5,112	129.5%
Income taxes, deferred	509	3,856	(3,347)	-86.8%

Income taxes, net	9,568	7,803	1,765	22.6%

NET INCOME	$13,549	$11,959	$1,590	13.3%

Other comprehensive income (loss), net of taxes	112	—	112	100.0%

COMPREHENSIVE INCOME	$13,661	$11,959	$1,702	14.2%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $63.8 million for the three months ended March 31, 2014, compared to $65.4 million for the three months ended March 31, 2013. The decrease in net earned premiums of $1.6 million, or 2.4%, reflects a decrease in direct earned premiums of $3.5 million partially offset by a decrease in ceded earned premiums of $1.9 million. Premium earned in the current period reflects premium written over the past 12 months and any changes in rates or policy count during that time. The decrease in direct earned premiums is due primarily to a reduction in the number of policies in force in Florida, partially offset by the benefit of rate increases over the past 12 months. Competitive pressures along with strategic initiatives we have undertaken to manage our exposure (such as our decision not to renew certain policies we believe had inadequate premiums relative to projected risks and expenses) resulted in the reduction in the number of policies-in-force. Wind mitigation credits within the state of Florida continue to be a significant factor in reducing the amount of premium. The decrease in ceded earned premiums is attributable to lower reinsurance costs effective with the 2013-2014 reinsurance program.

Net investment income was $518 thousand for the three months ended March 31, 2014 generated from the investments we held in our portfolio of securities available for sale, compared to $12 thousand generated by our trading portfolio for the same three months during 2013. The increase in net investment income reflects both an overall increase in the size of our portfolio of investment securities and its composition of higher yielding investments.

We sold a small amount of investment securities available for sale during the three months ended March 31, 2014, resulting in a net realized gain of $902 thousand. For the three months ended March 31, 2013, we realized net losses on investments of $16.0 million, reflecting the underlying market conditions as we liquidated one hundred percent of the equity securities held in our trading portfolio during March 2013.

The decrease of $7.9 million in the net change in unrealized gains for the three months ended March 31, 2014 compared to the same period in 2013 reflects the absence of investment securities held in the trading portfolio during the three months ended March 31, 2014. The investment securities held during the three months ended March 31, 2014 were available for sale with changes in fair value recorded in equity. The majority of the net change in unrealized gains on investments for the three months ended March 31, 2013 reflects the reversal of unrealized losses on investments held at December 31, 2012 and sold during the three months ended March 31, 2013 as we liquidated one hundred percent of the equity securities held in the trading portfolio through March 31, 2013.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the three months ended March 31, 2014, commission revenue was $4.1 million, compared to $5.0 million for the three months ended March 31, 2013. The decrease in commission revenue of $0.9 million, or 18.0%, was due primarily to a reduction in the cost of reinsurance.

Policy fees are comprised primarily of the managing general agent’s policy fee income from insurance policies. For the three months ended March 31, 2014, policy fees were $3.5 million, compared to $3.7 million for the three months ended March 31, 2013. The decrease of $0.2 million, or 4.7%, reflects a reduction in the number of policies written and renewed as a result of the factors described above.

The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 42.0% and 40.5% during the three-month periods ended March 31, 2014 and 2013, respectively, and were comprised of the following components (in thousands):

	Three Months Ended March 31, 2014
	Direct	Ceded	Net
Loss and loss adjustment expenses	$50,722	$23,897	$26,825
Premiums earned	$190,644	$126,837	$63,807
Loss & LAE ratios	26.6%	18.8%	42.0%

	Three Months Ended March 31, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$50,596	$24,113	$26,483
Premiums earned	$194,168	$128,759	$65,409
Loss & LAE ratios	26.1%	18.7%	40.5%

The increase in the net loss and LAE ratio reflects a decrease in net premiums earned as described above and a slight increase in net loss and LAE. The increase in net loss and LAE is primarily attributable to investments made in our claims operations intended to provide a higher quality of service to our customers by expediting policyholder claims. See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the three months ended March 31, 2014, general and administrative expenses were $24.4 million, compared to $21.2 million for the same period in 2013. The overall increase in general and administrative expenses of $3.2 million, or 14.9%, is primarily due to costs associated with added protection acquired by UIH against catastrophes, increased compensation-related expenses attributable to the increase in UIH’s share price, and expenses associated with marketing efforts among our agent network and evaluating potential additional product offerings.

General and administrative expenses for the three months ended March 31, 2014 include an increase of $2.0 million related to insurance premiums paid for UIH-level coverage, most of which is related to additional protection in the form of catastrophe-linked insurance. We also experienced an increase of $983 thousand in the amount of stock-based compensation and related expenses reflecting an increase in our share price. Also, our recovery of Florida Insurance Guarantee Association (“FIGA”) assessments declined by $639 thousand as compared to the same quarter last year. FIGA assessments are initially charged to insurance companies, which then are allowed to recover the assessed amounts from their policyholders. UPCIC recovered the amount of its FIGA assessment over a 12-month period ending in early February 2014. We therefore recovered more of the assessment in 2013 than in 2014 due to the timing of the initial assessment and the associated recovery period. Other significant causes for the increase in expenses include an increase in interest expense of $346 thousand from both an increase in the rates paid on our surplus note and additional long-term debt used to repurchase shares from our former Chief Executive Officer, which we purchased at a discount to the then-current market price. We also experienced an increase of $283 thousand in advertising expenses, rent of $149 thousand paid on a building we intend to use to expand our corporate facilities, and consulting fees of $118 thousand relating in part to our evaluation of potential additional product offerings. These increases were partially offset by a reduction of $1.4 million in the amortization of deferred acquisition costs resulting from a decrease in net amortizable assets since March of 2013 and a reduction in our operating expenses such as legal fees, postage, printing costs, and similar expenses.

Income taxes increased by $1.8 million, or 22.6% primarily as a result of an increase in income before income taxes. The effective tax rate increased to 41.4% for the three months ended March 31, 2014 from 39.5% for the same period in the prior year primarily from an increase in the amount of non-deductible expenses including certain compensation.

Comprehensive income includes net income and other comprehensive income or loss. The other comprehensive income for the three months ended March 31, 2014 and 2013, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold. See “Item 1 — Note 11 (Other Comprehensive Income (Loss))”.

Analysis of Financial Condition - As of March 31, 2014 Compared to December 31, 2013

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

Type of Investment	As of March 31, 2014	As of December 31, 2013
Cash and cash equivalents	$122,771	$117,275
Restricted cash and cash equivalents	2,635	2,600
Fixed maturities	300,346	289,418
Equity securities	60,152	65,022

Total	$485,904	$474,315

Reinsurance recoverable represents ceded losses and LAE. The decrease of $31.8 million to $76.1 million reflects both the timing of settlement with our reinsurers and a reduction in the overall amount of unpaid losses and LAE as of March 31, 2014 compared to December 31, 2013.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The increase of $6.8 million to $7.0 million as of March 31, 2014 was primarily due to the timing of settlements with our quota-share reinsurers.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our unpaid losses and LAE.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The balance at December 31 of each year is generally lower than the balance at any other quarter end, in relative terms, due to the tendency of policyholders to delay payments until January. The increase in the amount of advance premiums of $2.4 million to $25.4 million as of March 31, 2014, compared to $23.0 million as of December 31, 2013 reflects the return to a more typical payment pattern after the usual year-end delay.

Book overdrafts represent outstanding checks in excess of cash on deposit and are examined monthly to determine if legal right of offset exists for accounts with the same banking institution. The decrease of $12.0 million to $3.0 million in book overdrafts as of March 31, 2014 is attributed to an increase in cash deposits applied in the right to offset.

Payables for securities purchased represent a timing difference between the trade date and settlement date of those securities (generally three days). The $2.2 million at the end of March 31, 2014 represents securities that were purchased in March that did not settle until April.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $7.4 million to $93.7 million as of March 31, 2014 reflects the seasonal pattern of written premium as described under “— Overview”.

Other liabilities and accrued expenses represent liabilities for commissions and various general and administrative expenses. The decrease of $6.0 million to $28.4 million as of March 31, 2014 was due to the payment of 2013 performance bonuses during the quarter ended March 31, 2014.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of March 31, 2014 was $122.8 million compared to $117.3 million at December 31, 2013. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2014 and December 31, 2013. The increase in cash and cash equivalents was driven by cash flows generated from operations in excess of those used for investing and financing activities. The balance of restricted cash and cash equivalents as of March 31, 2014 and December 31, 2013 was mostly comprised of cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.

As discussed in “Item 1 — Note 6 (Long-Term Debt)”, UIH entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank in March 2013, amended in May 2013. The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50% at the election of UIH. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. We had not drawn any amounts under the unsecured line of credit as of April 30, 2014.

In May 2013, UIH also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”) also discussed in “Item 1 — Note 6 (Long-Term Debt)”. The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. The Company used the net proceeds of the Term Loan to repurchase 4,666,000 shares of common stock owned by Mr. Bradley Meier in May 2013.

Liquidity requirements for UIH and its non-insurance subsidiaries include the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our board of directors), payment for the possible repurchase of our common stock (if and when authorized by our board of directors), payment of income taxes, and interest and principal payments on debt obligations. The declaration and payment of future dividends by UIH to its shareholders, and any future repurchases of UIH common stock, will be at the discretion of our board of directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for UIH and its non-insurance subsidiaries include revenues generated from fees paid by the Insurance Entities for managing general agency, policy administration, inspections and claims adjusting services. Additional sources of liquidity include brokerage commissions earned on reinsurance contracts and any unused credit lines. UIH also maintains investments in equity securities which would generate funds upon sale.

Liquidity requirements for the Insurance Entities primarily include payments for reinsurance premiums, claims payments including potential payments of catastrophe losses offset by recovery of any reimbursement amounts under our reinsurance agreements, fees paid to affiliates for managing general agency, inspections and claims adjusting services, agent commissions, premium and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. The principal source of liquidity for the Insurance Entities consists of the revenue generated from the collection of net premiums, after deductions for expenses and the collection of reinsurance recoverable. Our insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies written. The Insurance Entities maintain substantial investments in highly liquid, marketable securities which would generate funds upon sale.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2014, we had total capital of $208.1 million, comprised of stockholders’ equity of $171.0 million and total long term debt of $37.1 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 17.8% and 21.7%, respectively, at March 31, 2014. At December 31, 2013, we had total capital of $212.8 million, comprised of stockholders’ equity of $175.6 million and total long term debt of $37.2 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 17.5% and 21.2%, respectively, at December 31, 2013. The decrease in stockholders’ equity during the three months ended March 31, 2014 is attributed to dividends declared and common share repurchases which were partially offset by net income.

At March 31, 2014, UPCIC was in compliance with all of the covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements. At March 31, 2014, UIH was in compliance with all of the covenants under the Term Loan and the DB Loan.

During the three months ended March 31, 2014, the Company repurchased an aggregate of 1.225 million shares of UIH’s common stock owned by Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer, as discussed under “—Recent Developments”. The repurchase cost was an aggregate of $14.7 million and was funded using cash on hand.

As discussed under “Item 1 — Note 12 (Commitments and Contingencies)”, in July 2013, UPCIC entered into a purchase agreement to acquire an office building adjacent to its principal office in Fort Lauderdale, Florida which provides that the closing for the sale of the property will take place no later than February 5, 2015. The closing is subject to certain closing conditions. The purchase price for the property is $5.99 million, and UPCIC will receive a credit toward the purchase price for a portion of the rent it pays under the lease agreement under which it currently leases the property. The Company currently intends to pay the purchase price out of cash on hand.

Cash Dividends

On January 30, 2014, the Company declared a cash dividend of $0.10 per share on its outstanding common stock paid on March 3, 2014, to the shareholders of record at the close of business on February 19, 2014.

On April 16, 2014, the Company declared a cash dividend of $0.10 per share on its outstanding common stock payable on July 3, 2014, to the shareholders of record at the close of business on June 19, 2014.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Unpaid losses and LAE, direct (1)	$150,557	$76,332	$48,480	$17,314	$8,431
Long-term debt	42,229	7,615	18,025	3,744	12,845
Operating leases	775	754	21	—	—
Employment Agreements (2)	16,537	10,274	6,263	—	—

Total contractual obligations	$210,098	$94,975	$72,789	$21,058	$21,276

(1)	There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2014.
(2)	These amounts represent minimum salaries, which may be subject to annual percentage increases, non-equity incentive compensation based on pre-tax or net income levels, and fringe benefits based on the remaining term of employment agreements we have with our executives. These amounts do not reflect equity awards of approximately 1.5 million shares of restricted common stock to be granted to executives in 2014 and 2015 under their employment agreements.

Critical Accounting Policies and Estimates

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Related Party Transactions

See “Item 1 — Note 8 (Related Party Transactions)” for information about related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of March 31, 2014, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices. See “Item 1 — Note 3 (Investments)” for a schedule of investment holdings as of March 31, 2014 and December 31, 2013. To a lesser extent, we also have exposure on our debt obligations which are in the form of a surplus note, and on any amounts we draw under the DB Loan. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Draws under the DB Loan accrue interest at a rate based on LIBOR or Deutsche Bank’s prime rate plus an applicable margin.

Our investments have been, and may in the future be, subject to significant volatility. We have taken steps which we expect will reduce the effects of market volatility by liquidating the investments held in our trading portfolio. We now maintain an investment portfolio which we expect will provide a stable stream of investment income and reduce the effects of market volatility. Our investment objectives with respect to fixed maturities are to maximize after-tax investment income without exposing the surplus of our Insurance Entities to excessive volatility. Our investment objectives with respect to equity securities are to enhance our long-term surplus levels through capital appreciation and earn a competitive rate of total return versus appropriate benchmarks. We cannot provide any assurance that we will be able to achieve our investment objectives.

Interest Rate Risk

Interest rate risk is the sensitivity of a fixed-rate instrument to changes in interest rates. When interest rates rise, the fair value of our fixed-rate investment securities decline.

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	As of March 31, 2014
	Amortized Cost								Fair Value
	2014	2015	2016	2017	2018	Thereafter	Other (1)	Total	Total
Fixed maturities	—	$59,874	$61,815	$30,460	$53,155	$5,590	$90,953	$301,847	$300,346
Weighted average interest rate	—	1.25%	1.16%	3.40%	1.80%	1.72%	1.83%	1.73%	1.73%

	As of December 31, 2013
	Amortized Cost								Fair Value
	2014	2015	2016	2017	2018	Thereafter	Other (1)	Total	Total
Fixed maturities	$3,827	$47,366	$62,287	$27,668	$54,201	$4,588	$91,502	$291,439	$289,418
Weighted average interest rate	7.43%	1.16%	1.29%	3.88%	1.79%	1.97%	1.73%	1.84%	1.83%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates and are presented separately for the purposes of this table.

The tables above represent average contract rates which differ from the book yield of the fixed maturities. The fixed maturity investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds and mortgage-backed and asset-backed securities. United States government and agency securities are rated Aaa by Moody’s Investors Service, Inc., and AA+ by Standard and Poor’s Rating Services. The corporate bonds and mortgage-backed and asset-backed securities are investment-grade and have various ratings. In order for positions to be deemed investment-grade, they must carry a rating of Baa3 or higher by Moody’s Investors Service, Inc. and BBB or higher by Standard and Poor’s Rating Services.

Equity and Commodity Price Risk

Equity and commodity price risk is the potential for loss in fair value of investments in common stock, preferred stock, and mutual funds from adverse changes in the prices of those instruments.

The following table provides information about the composition of equity securities held in the Company’s available for sale portfolio as of the dates presented (in thousands):

	As of March 31, 2014		As of December 31, 2013
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$7,250	12.1%	$4,754	7.3%
Mutual funds	52,902	87.9%	60,268	92.7%

Total equity securities	$60,152	100.0%	$65,022	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2014, would have resulted in decreases of $12.0 million, in the fair value of the equity securities investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2014, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation in the normal course of our business. As of March 31, 2014, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

In the opinion of management other than that which is described above, there have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary UIH’s repurchases of common stock for the three months ended March 31, 2014 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
1/1/14 - 1/31/14 (1)	675,000	$11.11	—	—
2/1/14 - 2/28/14	—	—	—	—
3/1/14 - 3/31/14 (1)	550,000	13.16	—	—

Total	1,225,000	$12.03	—	—

(1)	Shares repurchased from Bradley I. Meier, the Company’s Former Chairman, President and Chief Executive Officer, in privately negotiated transactions. See “Item 1 — Note 7 (Stockholders’ Equity)” for additional information regarding the repurchases.

The summary of UIH’s repurchases of common stock for the three months ended December 31, 2013 reflected in our Annual Report on Form 10-K for the year then ended was incorrect as we inadvertently repeated the amounts presented for the quarter ended September 30, 2013. There were no repurchases of common stock for the quarter ended December 31, 2013. This did not have any impact on reported shares outstanding or earnings per share for the quarter ended December 31, 2013.

Under the DB Loan and Term Loan, so long as any amounts are outstanding thereunder, UIH will be restricted from paying dividends to its shareholders if an event of default (or an event, the giving of notice of which or with the lapse of time or both, would become an event of default) is continuing at the time of and immediately after paying such dividend. No amounts were outstanding under the DB Loan as of March 31, 2014. The Term Loan had a carrying value of $18.7 million as of March 31, 2014.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1	Repurchase Agreement, dated January 2, 2014, by and between Bradley I. Meier and the Company (1)

10.2	Repurchase Agreement, dated March 25, 2014, by and between Bradley I. Meier and the Company (2)

15.1	Accountants’ Acknowledgement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS-XBRL	Instance Document *

101.SCH-XBRL	Taxonomy Extension Schema Document *

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document *

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document *

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document *

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2014.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2014.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: May 8, 2014	/s/ Sean P. Downes
Sean P. Downes, President and Chief Executive Officer

Date: May 8, 2014	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer