Form 10-Q
period 2014-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2014-08-06
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,781,013 shares of common stock, par value $0.01 per share, outstanding on July 31, 2014.

UNIVERSAL INSURANCE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2014 and the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2014 and 2013 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

August 6, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$201,357	$117,275
Restricted cash and cash equivalents	2,635	2,600
Fixed maturities, at fair value	323,145	289,418
Equity securities, at fair value	12,420	65,022
Prepaid reinsurance premiums	193,811	241,214
Reinsurance recoverable	77,566	107,847
Reinsurance receivable, net	26,352	203
Premiums receivable, net	55,005	46,461
Other receivables	3,340	2,587
Property and equipment, net	9,815	9,289
Deferred policy acquisition costs, net	28,077	15,899
Income taxes recoverable	2,824	8,152
Deferred income tax asset, net	11,813	12,051
Other assets	2,242	2,072

Total assets	$950,402	$920,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$144,625	$159,222
Unearned premiums	412,709	383,488
Advance premium	22,671	22,959
Accounts payable	4,809	3,441
Book overdraft	4,312	14,947
Payable for securities purchased	1,026	—
Reinsurance payable, net	120,095	86,232
Income taxes payable	407	2,566
Dividends payable to shareholders	3,503	—
Other liabilities and accrued expenses	27,161	34,386
Long-term debt	30,984	37,240

Total liabilities	772,302	744,481

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 12 and 30
Outstanding shares - 12 and 30
Minimum liquidation preference, $8.49 and $6.98 per share
Common stock, $.01 par value	449	436
Authorized shares - 55,000
Issued shares - 44,935 and 43,641
Outstanding shares - 34,988 and 35,366
Treasury shares, at cost - 9,947 and 8,275	(55,701)	(35,467)
Additional paid-in capital	41,539	42,282
Accumulated other comprehensive income (loss), net of taxes	(623)	(376)
Retained earnings	192,436	168,734

Total stockholders’ equity	178,100	175,609

Total liabilities and stockholders’ equity	$950,402	$920,090

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$220,009	$219,946	$411,926	$424,085
Ceded premiums written	(76,483)	(133,897)	(198,132)	(275,214)

Net premiums written	143,526	86,049	213,794	148,871
Change in net unearned premium	(70,164)	(19,182)	(76,625)	(16,595)

Premiums earned, net	73,362	66,867	137,169	132,276
Net investment income (expense)	412	137	930	149
Net realized gains (losses) on investments	3,950	(1)	4,852	(16,038)
Net change in unrealized gains (losses) on investments	—	23	—	7,897
Commission revenue	3,670	5,271	7,759	10,257
Policy fees	3,899	3,819	7,411	7,505
Other revenue	1,696	1,640	3,173	3,165

Total premiums earned and other revenues	86,989	77,756	161,294	145,211

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	27,679	25,199	54,504	51,682
General and administrative expenses	28,901	22,869	53,264	44,079

Total operating costs and expenses	56,580	48,068	107,768	95,761

INCOME BEFORE INCOME TAXES	30,409	29,688	53,526	49,450
Income taxes, current	13,398	12,351	22,457	16,298
Income taxes, deferred	(115)	308	394	4,164

Income taxes, net	13,283	12,659	22,851	20,462

NET INCOME	$17,126	$17,029	$30,675	$28,988

Basic earnings per common share	$0.50	$0.47	$0.91	$0.76

Weighted average common shares outstanding - Basic	33,968	36,378	33,696	38,138

Fully diluted earnings per common share	$0.49	$0.44	$0.87	$0.73

Weighted average common shares outstanding - Diluted	35,174	38,314	35,450	39,760

Cash dividend declared per common share	$0.10	$0.08	$0.20	$0.16

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$17,126	$17,029	$30,675	$28,988
Other comprehensive income (loss), net of taxes	(359)	(2,608)	(247)	(2,608)

Comprehensive income (loss)	$16,767	$14,421	$30,428	$26,380

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net Income	$30,675	$28,988
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	166	254
Depreciation	551	497
Amortization of share-based compensation	5,210	2,928
Amortization of original issue discount on debt	480	101
Accretion of deferred credit	(480)	(101)
Book overdraft increase (decrease)	(10,635)	(1,068)
Net realized (gains) losses on investments	(4,852)	16,038
Net change in unrealized (gains) losses on investments	—	(7,897)
Amortization of premium/accretion of discount, net	1,007	287
Deferred income taxes	394	4,164
Excess tax (benefits) shortfall from share-based compensation	(6,342)	(4)
Other	(5)	5
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	(35)	30,356
Prepaid reinsurance premiums	47,403	(16,020)
Reinsurance recoverable	30,281	10,040
Reinsurance receivable, net	(26,149)	(208)
Premiums receivable, net	(8,707)	(6,972)
Accrued investment income	(30)	(729)
Other receivables	(721)	(1,431)
Income taxes recoverable	5,328	(6,484)
Deferred policy acquisition costs, net	(12,178)	41
Purchase of trading securities	—	(26,009)
Proceeds from sales of trading securities	—	102,661
Other assets	(170)	(849)
Unpaid losses and loss adjustment expenses	(14,597)	(26,981)
Unearned premiums	29,221	32,616
Accounts payable	1,368	642
Reinsurance payable, net	33,863	49,440
Income taxes payable	4,183	(502)
Other liabilities and accrued expenses	(6,745)	(2,336)
Advance premium	(288)	10,649

Net cash provided by (used in) operating activities	98,196	192,116

Cash flows from investing activities:
Proceeds from sale of property and equipment	30	5
Purchase of property and equipment	(1,108)	(848)
Purchases of available for sale equity securities	(13,251)	(51,836)
Purchases of available for sale fixed maturities	(49,230)	(292,989)
Proceeds from sales of available for sale equity securities	68,417	14
Proceeds from sales of available for sale fixed maturities	4,371	—
Maturities of available for sale fixed maturities	12,541	4,531

Net cash provided by (used in) investing activities	21,770	(341,123)

Cash flows from financing activities:
Preferred stock dividend	(8)	(10)
Common stock dividend	(3,464)	(6,080)
Purchase of treasury stock	(19,737)	(28,077)
Payments related to tax withholding for share-based compensation	(12,282)	(2,630)
Excess tax benefits (shortfall) from share-based compensation	6,342	4
Repayment of debt	(6,735)	(735)
Proceeds from borrowings	—	20,000

Net cash provided by (used in) financing activities	(35,884)	(17,528)

Net increase (decrease) in cash and cash equivalents	84,082	(166,535)
Cash and cash equivalents at beginning of period	117,275	347,392

Cash and cash equivalents at end of period	$201,357	$180,857

Supplemental cash flow and non-cash disclosures:
Interest paid	$828	$319
Income taxes paid	$12,935	$7,833
Non-cash transfer of investments from trading to available for sale portfolio	$—	$4,004

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH and its wholly-owned subsidiaries (collectively, the “Company”) are a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners insurance offered in eight states as of June 30, 2014, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

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

The following table presents the Company’s investment holdings by type of instrument as of the dates presented (in thousands):

	June 30, 2014			December 31, 2013
	Cost or			Cost or
	Amortized		Carrying	Amortized		Carrying
	Cost	Fair Value	Value	Cost	Fair Value	Value
Cash and cash equivalents (1)	$201,357	$201,357	$201,357	$117,275	$117,275	$117,275
Restricted cash and cash equivalents	2,635	2,635	2,635	2,600	2,600	2,600
Fixed maturities:
U.S. government obligations and agencies	116,931	116,422	116,422	105,229	104,215	104,215
Corporate bonds	106,450	106,745	106,745	94,708	94,203	94,203
Mortgage-backed and asset-backed securities	95,054	94,908	94,908	91,502	91,000	91,000
Redeemable preferred stock	4,990	5,070	5,070	—	—	—
Equity securities:
Common stock	652	590	590	8,500	9,295	9,295
Mutual funds	12,502	11,830	11,830	55,113	55,727	55,727

Total investments	336,579	335,565	335,565	355,052	354,440	354,440

Total	$540,571	$539,557	$539,557	$474,927	$474,315	$474,315

(1)	Cash and cash equivalents include short-term debt securities consisting of direct obligations of the U.S. Treasury and/or money-market accounts that invest in or are collateralized by direct obligations of the U.S. Treasury and other U.S. government guaranteed securities.

The Company has made an assessment of its invested assets for fair value measurement as further described in “— Note 13 (Fair Value Measurements)”.

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash and cash equivalents (1)	$9	$122	$21	$242
Fixed maturities	783	(30)	1,511	(30)
Equity securities	152	279	454	367

Total investment income	944	371	1,986	579
Less investment expenses	(532)	(234)	(1,056)	(430)

Net investment (expense) income	$412	$137	$930	$149

(1)	Includes interest earned on restricted cash and cash equivalents.

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	June 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$116,931	$77	$(586)	$116,422
Corporate bonds	106,450	443	(148)	106,745
Mortgage-backed and asset-backed securities	95,054	204	(350)	94,908
Redeemable preferred stock	4,990	82	(2)	5,070
Equity Securities:
Common stock	652	3	(65)	590
Mutual funds	12,502	19	(691)	11,830

Total	$336,579	$828	$(1,842)	$335,565

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$105,229	$19	$(1,033)	$104,215
Corporate bonds	94,708	265	(770)	94,203
Mortgage-backed and asset-backed securities	91,502	75	(577)	91,000
Equity Securities:
Common stock	8,500	916	(121)	9,295
Mutual funds	55,113	2,266	(1,652)	55,727

Total	$355,052	$3,541	$(4,153)	$354,440

The following table provides the credit quality of fixed maturities as of the dates presented (in thousands):

June 30, 2014
Standard and Poor’s Rating Services	Fair Value	% of Total Fair Value
AAA	$30,547	9.5%
AA	191,775	59.3%
A	49,930	15.5%
BBB	41,812	12.9%
BB and Below	1,504	0.5%
No Rating Available	7,577	2.3%

Total	$323,145	100.0%

December 31, 2013
Standard and Poor’s Rating Services	Fair Value	% of Total Fair Value
AAA	$82,889	28.6%
AA	120,976	41.8%
A	46,689	16.1%
BBB	38,114	13.2%
No Rating Available	750	0.3%

Total	$289,418	100.0%

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2014		December 31, 2013
	Cost or Amortized		Cost or Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$57,935	$57,737	$64,028	$63,547
Non-agency	2,184	2,169	—	—
Asset-backed securities:
Auto loan receivables	16,858	16,907	14,816	14,841
Credit card receivables	13,478	13,479	11,478	11,425
Other receivables	4,599	4,616	1,180	1,187

Total	$95,054	$94,908	$91,502	$91,000

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	June 30, 2014
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government obligations and agencies	2	$17,604	$(79)	4	$34,152	$(507)
Corporate bonds	9	5,954	(28)	14	17,905	(120)
Mortgage-backed and asset-backed securities	8	27,200	(106)	5	19,175	(244)
Redeemable preferred stock	9	1,080	(2)	—	—	—
Equity securities:
Common stock	5	228	(23)	5	282	(42)
Mutual funds	1	1,159	(76)	1	10,071	(615)

Total	34	$53,225	$(314)	29	$81,585	$(1,528)

	December 31, 2013
	Less Than 12 Months			12 Months or Longer
	Number of Issues	Fair Value	Unrealized Losses	Number of Issues	Fair Value	Unrealized Losses
Fixed maturities:
U.S. government obligations and agencies	6	$71,042	$(1,033)	—	$—	$—
Corporate bonds	55	65,926	(770)	—	—	—
Mortgage-backed and asset-backed securities	16	67,110	(577)	—	—	—
Equity securities:
Common stock	13	3,517	(121)	—	—	—
Mutual funds	5	19,646	(1,652)	—	—	—

Total	95	$227,241	$(4,153)	—	$—	$—

At June 30, 2014, we held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, we perform quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity and equity securities, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities, management has no reason to believe the unrealized losses for securities available for sale at June 30, 2014 are other than temporary.

The following table presents the amortized cost and fair value of fixed maturities available for sale by contractual maturity as of the date presented (in thousands):

	June 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$52,364	$52,346
Due after one year through five years	165,335	165,278
Due after five years through ten years	5,094	4,970
Due after ten years	2,636	2,678
Mortgage-backed and asset-backed securities	95,054	94,908
Perpetual maturity securities	2,942	2,965

Total	$323,425	$323,145

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales proceeds (fair value)	$58,347	$14	$72,788	$14
Gross realized gains	$4,189	$—	$5,188	$—
Gross realized losses	$(239)	$(1)	$(336)	$(1)
Other than temporary losses	$—	$—	$—	$—

Trading Portfolio

The following table provides the effect of trading activities on the Company’s results of operations for the period presented by type of instrument and by line item in the Condensed Consolidated Statements of Income (in thousands):

Six Months Ended June 30, 2013
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

The Company liquidated its trading portfolio in March 2013; therefore, for periods subsequent to March 31, 2013 there was no effect of trading activities on the Company’s results of operations.

4.	Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1 of each year. The Company’s reinsurance program consists of excess of loss, quota share and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company remains responsible for the settlement of insured losses irrespective of the failure of any of its reinsurers to make payments otherwise due to the Company.

The Company reduced the percentage of premiums ceded by UPCIC to its quota share reinsurers to 30% beginning with the reinsurance program effective June 1, 2014, from 45% under the prior year quota share contracts that were effective June 1, 2013 through May 31, 2014. By ceding 15% less premium to its quota share reinsurers, the Company expects to increase its profitability by retaining more premium. The reduction in cession rate also decreases the amount of losses and loss adjustment expenses (“LAE”) that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, as of June 30, 2014, that is a component of net deferred policy acquisition costs.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2014			Due from as of
Reinsurer	AM Best Company	Standard and Poor’s Rating Services	Moody’s Investors Service, Inc.	June 30, 2014	December 31, 2013
Everest Reinsurance Company	A+	A+	A1	$59,420	$87,789
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	—	33,593
Odyssey Reinsurance Company	A	A-	A3	131,277	142,190

Total (1)				$190,697	$263,572

(1)	Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

n/a - No rating applicable, because entity is not rated.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2014			2013
			Loss and Loss			Loss and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$220,009	$192,061	$46,970	$219,946	$197,302	$50,350
Ceded	(76,483)	(118,699)	(19,291)	(133,897)	(130,435)	(25,151)

Net	$143,526	$73,362	$27,679	$86,049	$66,867	$25,199

	Six Months Ended June 30,
	2014			2013
			Loss and Loss			Loss and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$411,926	$382,705	$97,692	$424,085	$391,470	$100,946
Ceded	(198,132)	(245,536)	(43,188)	(275,214)	(259,194)	(49,264)

Net	$213,794	$137,169	$54,504	$148,871	$132,276	$51,682

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30, 2014	December 31, 2013
Prepaid reinsurance premiums	$193,811	$241,214

Reinsurance recoverable on unpaid losses and LAE	$58,705	$68,584
Reinsurance recoverable on paid losses	18,861	39,263
Reinsurance receivable, net	26,352	203

Reinsurance recoverable and receivable	$103,918	$108,050

5.	Insurance Operations

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
DPAC, beginning of period	$54,211	$55,391	$54,099	$54,431
Capitalized Costs	29,993	30,241	56,775	58,933
Amortization of DPAC	(26,055)	(26,599)	(52,725)	(54,331)

DPAC, end of period	$58,149	$59,033	$58,149	$59,033

DRCC, beginning of period	$38,318	$38,014	$38,200	$37,149
Ceding Commissions Written	10,439	26,222	32,319	48,534
Earned Ceding Commissions	(18,685)	(22,444)	(40,447)	(43,891)

DRCC, end of period	$30,072	$41,792	$30,072	$41,792

DPAC (DRCC), net, beginning of period	$15,893	$17,377	$15,899	$17,282
Capitalized Costs, net	19,554	4,019	24,456	10,399
Amortization of DPAC (DRCC), net	(7,370)	(4,155)	(12,278)	(10,440)

DPAC (DRCC), net, end of period	$28,077	$17,241	$28,077	$17,241

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$150,557	$182,528	$159,222	$193,241
Less reinsurance recoverable	(64,109)	(75,680)	(68,584)	(81,415)

Net balance at beginning of period	86,448	106,848	90,638	111,826

Incurred (recovered) related to:
Current year	28,333	26,675	55,188	53,329
Prior years	(654)	(1,476)	(684)	(1,647)

Total incurred	27,679	25,199	54,504	51,682

Paid related to:
Current year	16,200	16,303	20,067	17,475
Prior years	12,007	17,304	39,155	47,593

Total paid	28,207	33,607	59,222	65,068

Net balance at end of period	85,920	98,440	85,920	98,440
Plus reinsurance recoverable	58,705	67,820	58,705	67,820

Balance at end of period	$144,625	$166,260	$144,625	$166,260

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UIHCF”), without prior regulatory approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

Based on the 2013 statutory net income and statutory capital and surplus levels, UPCIC has the capacity to pay ordinary dividends of $290 thousand during 2014. APPCIC does not have the capacity to pay ordinary dividends during 2014. For the six months ended June 30, 2014, no dividends were paid from UPCIC or APPCIC to UIHCF. Dividends paid to the shareholders of UIH are paid from the earnings of UIH and its non-insurance subsidiaries and not from the capital and surplus of the Insurance Entities.

The Florida Insurance Code requires insurance companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differ from GAAP, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the dates presented (in thousands):

	June 30,	December 31,
	2014	2013
Ten percent of total liabilities
UPCIC	$48,122	$39,179
APPCIC	$696	$625

Statutory capital and surplus
UPCIC	$167,862	$161,803
APPCIC	$13,287	$13,708

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

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30,	December 31,
	2014	2013
Restricted cash and cash equivalents	$2,635	$2,600
Investments	$3,772	$3,707

6.	Long-Term Debt

Long-term debt consists of a surplus note entered into by UPCIC with carrying amounts of $18.0 million and $18.8 million as of June 30, 2014 and December 31, 2013, respectively; a term loan with carrying amounts of $13.0 million and $18.5 million as of June 30, 2014 and December 31, 2013, respectively; and any amounts drawn upon an unsecured line of credit.

On March 29, 2013, UIH entered into a revolving loan agreement and related revolving note with Deutsche Bank Trust Company Americas (“Deutsche Bank”), amended as of May 23, 2013 (“DB Loan”). The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10.0 million. The DB Loan contains financial covenants and as of June 30, 2014, UIH was in compliance with all such covenants. UIH had not drawn any amounts under the unsecured line of credit as of June 30, 2014.

On May 23, 2013, UIH entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”). The Term Loan contains financial covenants and as of June 30, 2014, UIH was in compliance with all such covenants.

The following table provides the principal amount and unamortized original issue discount of the Term Loan as of the dates presented (in thousands):

	June 30, 2014	December 31, 2013
Principal amount	$14,000	$20,000
Less: unamortized original issue discount	(1,031)	(1,510)

Term Loan, net of unamortized original issue discount	$12,969	$18,490

Amortization of the original issue discount is included in interest expense, a component of general and administrative expenses, in the Condensed Consolidated Statements of Income and was $230 thousand and $101 thousand for the three months ended June 30, 2014 and 2013, respectively, and $480 thousand and $101 thousand for the six months ended June 30, 2014 and 2013, respectively.

Should UIH default on either the DB Loan or the Term Loan, it will be prohibited from paying dividends to its shareholders.

7.	Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the six months ended June 30, 2014 (in thousands):

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, as of December 31, 2013	43,641	(8,275)	35,366

Conversion of preferred stock	65	—	65
Shares repurchased	—	(1,672)	(1,672)
Options exercised	1,725	—	1,725
Restricted stocks grants	950	—	950
Shares acquired through cashless exercise (1)	—	(1,446)	(1,446)
Shares cancelled	(1,446)	1,446	—

Balance, as of June 30, 2014	44,935	(9,947)	34,988

(1)	All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

During the six months ended June 30, 2014, UIH entered into various repurchase agreements with Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer, to repurchase shares of UIH’s common stock owned by Mr. Meier. UIH repurchased an aggregate of 1,225,000 shares from Mr. Meier since January 2014 at a total cost of $14.7 million. As a result of these transactions, Mr. Meier now owns less than 5 percent of UIH’s outstanding common stock and according to the terms of the right of first refusal of each of UIH and RenRe Ventures, UIH and RenRe Ventures no longer have a right of first refusal to purchase shares of UIH common stock owned by Mr. Meier.

During the six months ended June 30, 2014, 8,000 and 9,975 shares of Series M and Series A Preferred Stock, respectively, were converted into 64,938 shares of UIH’s common stock.

During the six months ended June 30, 2014, UIH repurchased an aggregate of 446,271 shares of its common stock at a total cost of $5.5 million in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Rule 10b-18”).

In June 2014, UIH announced that its Board of Directors authorized a share repurchase program under which UIH may repurchase in the open market in compliance with Rule 10b-18 up to $10 million of its outstanding shares of common stock through August 1, 2015. UIH repurchased 38,424 shares through such repurchase program through June 30, 2014.

Dividends

On January 30, 2014, the Company declared a cash dividend of $0.10 per share on its outstanding common stock paid on March 3, 2014, to the shareholders of record at the close of business on February 19, 2014.

On April 16, 2014, the Company declared a cash dividend of $0.10 per share on its outstanding common stock paid on July 3, 2014, to the shareholders of record at the close of business on June 19, 2014.

8.	Related Party Transactions

Downes and Associates, a multi-line insurance adjustment corporation based in Deerfield Beach, Florida, performed certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chairman, President and Chief Executive Officer of the Company. All amounts paid to Downes and Associates were no greater than amounts that would need to be paid to third parties on an arm’s-length basis for similar services. The Company’s agreement with Downes and Associates was terminated effective November 30, 2013 and on December 1, 2013 Dennis Downes became an employee of the Company.

Scott P. Callahan, a director of the Company, provides the Company with consulting services and advice with respect to the Company’s reinsurance and related matters through SPC Global RE Advisors LLC, an entity affiliated with Mr. Callahan. The Company entered into the consulting agreement with SPC Global RE Advisors LLC effective June 6, 2013.

The following table provides payments made by the Company to related parties for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Downes and Associates	$—	$130	$—	$259
SPC Global RE Advisors LLC	$30	$—	$60	$—

There were no amounts due to SPC Global RE Advisors LLC as of June 30, 2014 and December 31, 2013, respectively. Payments due to Downes and Associates and SPC Global RE Advisors LLC were or are generally made in the month the services are provided.

9.	Income Taxes

During the three months ended June 30, 2014 and 2013, the Company recorded approximately $13.3 million and $12.7 million, respectively, of income taxes, which resulted in effective tax rates of 43.7% and 42.6%, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded approximately $22.9 million and $20.5 million, respectively, of income taxes, which resulted in effective tax rates of 42.7% and 41.4%, respectively. The Company’s effective tax rate differs from the statutory federal income tax rate due to state income taxes and certain nondeductible items.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for EPS:
Net income	$17,126	$17,029	$30,675	$28,988
Less: Preferred stock dividends	(3)	(5)	(8)	(10)

Income available to common stockholders	$17,123	$17,024	$30,667	$28,978

Denominator for EPS:
Weighted average common shares outstanding	33,968	36,378	33,696	38,138
Plus: Assumed conversion of stock-based compensation (1)	1,171	1,448	1,697	1,134
Plus: Assumed conversion of preferred stock	35	488	57	488

Weighted average diluted common shares outstanding	35,174	38,314	35,450	39,760

Basic earnings per common share	$0.50	$0.47	$0.91	$0.76
Diluted earnings per common share	$0.49	$0.44	$0.87	$0.73

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

11.	Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the period presented (in thousands):

	For the Three Months Ended June 30,
	2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$3,366	$1,299	$2,067	$(4,246)	$(1,638)	$(2,608)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(3,950)	(1,524)	(2,426)	1	—	—

Net current period other comprehensive income (loss)	$(584)	$(225)	$(359)	$(4,245)	$(1,638)	$(2,608)

	For the Six Months Ended June 30,
	2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$4,450	$1,717	$2,733	$(4,246)	$(1,638)	$(2,608)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(4,852)	(1,872)	(2,980)	1	—	—

Net current period other comprehensive income (loss)	$(402)	$(155)	$(247)	$(4,245)	$(1,638)	$(2,608)

The following table provides the reclassifications out of accumulated other comprehensive income for the period presented (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement
	Three Months Ended June 30,
	2014	2013	Where Net income is Presented
Unrealized gains (losses) on investments available for sale
	$3,950	$(1)	Net realized gains (losses) on investments
	(1,524)	—	Income taxes, current

	$2,426	$—	Net of tax

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement
	Six Months Ended June 30,
	2014	2013	Where Net income is Presented
Unrealized gains (losses) on investments available for sale
	$4,852	$(1)	Net realized gains (losses) on investments
	(1,872)	—	Income taxes, current

	$2,980	$—	Net of tax

12.	Commitments and Contingencies

Litigation

Certain lawsuits have been filed against the Company. These lawsuits involve routine matters incidental to the claims aspect of the Company’s business for which estimated losses are included in Unpaid Losses and Loss Adjustment Expenses in the Company’s Financial Statements. In the opinion of management, these lawsuits are not material individually or in the aggregate to the Company’s financial position or results of operations. Accruals made or assessments of materiality of disclosure related to probable or possible losses do not consider any anticipated insurance proceeds.

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

Redeemable Preferred Stock: Comprise preferred stock securities that are redeemable. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$201,357	$—	$—	$201,357
Restricted cash and cash equivalents	2,635	—	—	2,635
Fixed maturities:
U.S. government obligations and agencies	—	116,422	—	116,422
Corporate bonds	—	106,745	—	106,745
Mortgage-backed and asset-backed securities	—	94,908	—	94,908
Redeemable preferred stock	—	5,070	—	5,070
Equity securities:
Common stock	590	—	—	590
Mutual funds	11,830	—	—	11,830

Total investments	$12,420	$323,145	$—	$335,565

Total assets accounted for at fair value	$216,412	$323,145	$—	$539,557

	Fair Value Measurements December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$117,275	$—	$—	$117,275
Restricted cash and cash equivalents	2,600	—	—	2,600
Fixed maturities:
U.S. government obligations and agencies	—	104,215	—	104,215
Corporate bonds	—	94,203	—	94,203
Mortgage-backed and asset-backed securities	—	91,000	—	91,000
Equity securities:
Common stock	9,295	—	—	9,295
Mutual funds	55,727	—	—	55,727

Total investments	$65,022	$289,418	$—	$354,440

Total assets accounted for at fair value	$184,897	$289,418	$—	$474,315

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	June 30, 2014		December 31, 2013
	Carrying value	(Level 3) Estimated Fair Value	Carrying value	(Level 3) Estimated Fair Value
Liabilities (debt):
Surplus note	$18,015	$15,289	$18,750	$15,900
Term loan	$12,969	$12,969	$18,490	$18,490

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

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of June 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries. You should read the following discussion together with our condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in Part I, Item 1 “Financial Statements.” Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

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

Risks Relating to the Property-Casualty Business

•	As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

•	Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition

•	Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition

•	Predicting claim expense relating to environmental liabilities is inherently uncertain and may have a material adverse effect on our operating results and financial condition

•	The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations

•	Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

•	Regulation limiting rate increases and requiring us to participate in loss sharing may decrease our profitability

•	The potential benefits of implementing our profitability model may not be fully realized

•	Our financial condition and operating results and the financial condition and operating results of the Insurance Entities may be adversely affected by the cyclical nature of the property and casualty business

•	Renewed weakness in the Florida real estate market could adversely affect our loss results

•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows

Risks Relating to Investments

•	We have periodically experienced, and may experience further reductions in returns or losses on our investments especially during periods of heightened volatility, which could have a material adverse effect on our results of operations or financial condition

•	We are subject to market risk which may adversely impact investment income

•	Concentration of our investment portfolio in any particular segment of the economy may have adverse effects on our operating results and financial condition

•	Our overall financial performance is dependent in part on the returns on our investment portfolio, which may have a material adverse effect on our financial condition or results of operations or cause such results to be volatile

Risks Relating to the Insurance Industry

•	Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

•	Difficult conditions in the economy generally could adversely affect our business and operating results

•	There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

•	Our insurance subsidiaries are subject to examination by state insurance departments

•	Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded risks, which could have a material adverse effect on our operating results and financial condition

•	The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

•	A downgrade in the Financial Stability Rating® of our insurance subsidiaries may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

•	Loss of key executives could affect our operations

•	Data security breaches or denial of service on our website could have an adverse impact on our business and reputation

Risks Relating to Debt Obligations

•	Our revolving line of credit and term loan have restrictive terms and our failure to comply with any of these terms could have an adverse effect on our business and prospects and on our ability to pay dividends to our shareholders

Overview

Universal Insurance Holdings, Inc. (“UIH”), with its wholly-owned subsidiaries, is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners insurance currently offered in eight states.

We generate revenues primarily from the collection of premiums and invest funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees collected from policyholders through our affiliated managing general agent. The nature of our business tends to be seasonal reflecting consumer behaviors in connection with the hurricane season which occurs during the period from June 1 through November 30 each year. The amount of written premium tends to increase just prior to the start of the hurricane season which is in the second quarter of our fiscal year and to decrease approaching the fourth quarter after the peak of the hurricane season.

From time to time, some of our competitors lower their premiums to a level that is below what we believe to be adequate in order to generate and maintain capital and surplus for the protection of our Insurance Entities and our policyholders. Our focus on long term capital strength and growth leads us to be selective in the risks we are willing to accept, which may limit the number of policies written. We believe these factors have contributed to recent policy attrition in Florida. While policy count is one measure of the overall growth of our business, we believe that our strategy of balancing competitive pricing with disciplined underwriting standards and expanding the size of our business through superior products and services, will maximize our long term growth.

The following table provides policy count and total insured value for Florida and other states as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	As of June 30, 2014				As of December 31, 2013
State	Count	%	Total Insured Value	%	Count	%	Total Insured Value	%
Florida	494,542	92.1%	$110,462,527	89.2%	499,949	93.3%	$110,785,839	90.7%
Other states	42,447	7.9%	13,403,606	10.8%	36,039	6.7%	11,305,295	9.3%

Grand total	536,989	100.0%	$123,866,133	100.0%	535,988	100.0%	$122,091,134	100.0%

Our overall growth strategy includes taking prudent measures to address attrition. These initiatives include reducing rates in selected markets, while maintaining rate adequacy, and investing in personnel to improve our processes. For example, we have reduced overall rates for homeowners’ insurance in Florida by 2.4% effective in January 2014 for new business and March 2014 for renewals.

As a result of our growth strategy and initiatives, we have seen an increase in the Florida policy count for new business submissions in the first and second quarters of 2014 compared to 2013, and we continue to expand our business in states outside of Florida with growth in policy count of 17.8% since December 31, 2013 and 40.3% since June 30, 2013. We have also seen an increase in policy renewal rates in Florida during the second quarter of 2014 compared to the same period in 2013. Although the Florida policy count as of June 30, 2014 is down compared to December 31, 2013, it has increased from 492 thousand as of March 31, 2014.

2014 Developments

We repurchased an aggregate of 1,671,271 shares of UIH’s common stock since January 1, 2014. See “Item 1 — Note 7 (Stockholders’ Equity)” for additional information.

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

In June 2014, we announced that the Insurance Commissioner of Delaware approved the homeowners insurance rates and forms of UPCIC, and that UPCIC has subsequently written its first homeowners insurance policy in Delaware.

In July 2014, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for APPCIC and UPCIC. According to Demotech, Inc., the affirmation represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The ratings of APPCIC and UPCIC are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in the Company, including holders of the Company’s common stock, and are not recommendations to buy, sell or hold securities.

During the six months ended June 30, 2014, we paid cash dividends totaling $0.20 per share.

In February 2014, UIH joined the S&P SmallCap 600 Index after the close of trading on February 28, 2014.

In July 2014, the North Carolina Department of Insurance notified UPCIC that the restriction on annual direct premiums of $20 million had been lifted. The removal of the annual restriction will allow growth in North Carolina to be at a pace governed more by the market than regulatory restraints.

Recent Accounting Pronouncements Not Yet Adopted

In June 2014, the Financial Accounting Standards Board issued guidance which clarifies that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. Compensation costs should reflect the amount attributable to the periods for which the requisite service has been rendered. Total compensation expense recognized during and after the requisite service period, which may differ from the vesting period, should reflect the number of awards that are expected to vest and should be adjusted to reflect the number of awards that ultimately vest. The guidance is effective for reporting periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Investment Portfolio

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1. Business — Investments,” during 2013, our investment committee authorized management to engage Deutsche Bank, a leading global investment adviser specializing in the insurance industry, to manage our investment portfolio. Working with the investment adviser, we transitioned the composition of our portfolio to include a greater percentage of fixed income securities and a smaller percentage of equity securities, which we expect will provide a more stable stream of investment income and reduce the effects of market volatility. Our overall investment objective is to maximize total rate of return while maintaining liquidity and minimizing risk. Our investment strategy includes maintaining investments to support unpaid losses and loss adjustment expenses for our insurance subsidiaries in accordance with guidelines established by insurance regulators.

We currently hold these investments in a portfolio available for sale with changes in fair value reflected in stockholders’ equity with the exception of any other than temporary impairments which are reflected in earnings. In the first quarter of 2013, we liquidated 100% of the equity securities that were held in our trading portfolio resulting in net losses of $8.2 million. See “Item 1 — Note 3 (Investments)” for the composition of our portfolio as of June 30, 2014.

2014 – 2015 Reinsurance Program

Effective June 1, 2014, we entered into multiple reinsurance agreements comprising our 2014-2015 reinsurance program.

See “Item 1 — Note 4 (Reinsurance).”

REINSURANCE GENERALLY

We use reinsurance to reduce our exposure to catastrophic and non-catastrophic losses through a combination of quota share, catastrophe and other forms of reinsurance. Below is a description of our 2014-2015 reinsurance program. We believe that the overall terms of the 2014-2015 reinsurance program are more favorable than the 2013-2014 reinsurance program. We realized cost reductions in part due to market conditions and our preparation and efforts to manage risk exposure. We also are retaining a greater percentage of gross written premiums with wind risk than we did under our 2013-2014 reinsurance program. While we believe the changes to the current reinsurance program are beneficial, there can be no assurance that our actual results of operations or financial condition will be positively affected. The Insurance Entities remain responsible for insured losses notwithstanding the failure of any reinsurer to make payments otherwise due to the Insurance Entities. A major catastrophic event, multiple catastrophes, or the insolvency of one of the larger participants in the reinsurance program could have a material adverse effect on the Insurance Entities’ solvency and our results of operations, financial condition and liquidity.

UPCIC REINSURANCE PROGRAM

UPCIC’s reinsurance program, which generally runs from June 1 through May 31 of the following year, consists of quota share, various forms of catastrophe coverage and individual property and liability per risk/per policy coverage. With the 2014-2015 reinsurance program, UPCIC retains a pre-tax liability of $21 million for the first, second and third catastrophic events under its Florida program with coverage up to $1.774 billion. UPCIC retains a pre-tax liability of $21 million for the first and second catastrophic events under its programs in Delaware, Georgia, Maryland, Massachusetts, North Carolina and South Carolina with coverage up to $125 million and a pre-tax liability of $7 million under its program in Hawaii with coverage up to $30 million. UPCIC reduced its quota share percentage to 30% under its 2014-2015 program compared to 45% under its 2013-2014 program thus retaining more risk and premium per policy. UPCIC has mandatory catastrophe coverage through the Florida Hurricane Catastrophe Fund (“FHCF”) plus voluntary quota share, catastrophe and per risk coverage with private reinsurers. The estimated total net cost after the proportional quota share deductions of UPCIC’s catastrophe, FHCF and per risk related coverage, including reinstatement premium protection coverage is $172.4 million. The largest private participants in UPCIC’s program include Odyssey Re, Everest Re, Renaissance Re, Nephila Capital, ACE Tempest Re and Lloyd’s of London syndicates.

APPCIC REINSURANCE PROGRAM

APPCIC’s reinsurance program, which generally runs from June 1 through May 31 of the following year, consists of various forms of catastrophe coverage and individual property and liability per risk/per policy coverage. With the 2014-2015 reinsurance program, APPCIC retains a pre-tax liability of $2.5 million for the first and second catastrophic events with coverage up to $40.8 million. APPCIC has mandatory catastrophe coverage through the FHCF and voluntary catastrophe and per risk coverage with private reinsurers. The estimated total cost of APPCIC’s catastrophe, FHCF and per risk related coverage, including reinstatement premium protection is $5.0 million. The largest private participants in APPCIC’s reinsurance program include ACE Tempest Re, Hiscox, Odyssey Re, Hannover Ruck, and Lloyd’s of London syndicates.

UIH PROGRAM

Separately from the Insurance Entities’ reinsurance programs, UIH protected its own assets against diminution in value due to catastrophe events by purchasing $80 million in the form of insurance proceeds plus an amount equal to the forgiveness of related debt through a catastrophe risk-linked transaction contract, effective June 1, 2013 through May 31, 2016. This contract provides for recovery by UIH in the event of exhaustion of UPCIC’s catastrophe coverage. The total cost to UIH of this risk-linked transaction contract is $9.0 million per year for each of the three years.

Wind Mitigation Discounts

The insurance premiums charged by the Insurance Entities are subject to various statutory and regulatory requirements. Among these, the Insurance Entities must offer wind mitigation discounts in accordance with a program mandated by the Florida Legislature and implemented by the Florida Office of Insurance Regulation. The level of wind mitigation discounts mandated by the Florida Legislature which were effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on the Insurance Entities’ premium. The percentage reduction of in-force premium from wind mitigation credits for UPCIC policies as of June 30, 2014 was 35.2% compared to 32.0% as of June 30, 2013. The percentage reduction of in-force premium from wind mitigation credits for APPCIC policies as of June 30, 2014 was 63.6% compared to 62.9% as of June 30, 2013.

Results of Operations - Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

Net income increased by $97 thousand to $17.1 million for the three months ended June 30, 2014 compared to $17.0 million the three months ended June 30, 2013. Diluted earnings per common share increased by $0.05 to $0.49 for the three months ended June 30, 2014 compared to $0.44 the three months ended June 30, 2013.

The increase in net income of $97 thousand, or 0.6%, for the three months ended June 30, 2014 compared to the same period in 2013 reflects an increase in net earned premiums and income generated from our investment portfolio, offset by a decrease in commission revenue and increases in operating expenses. A more detailed discussion of these factors follows the table below.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2014 compared to the same period in 2013 (in thousands):

	Three Months Ended June 30,		Change
	2014	2013	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$220,009	$219,946	$63	0.0%
Ceded premiums written	(76,483)	(133,897)	57,414	-42.9%

Net premiums written	143,526	86,049	57,477	66.8%
Change in net unearned premium	(70,164)	(19,182)	(50,982)	265.8%

Premiums earned, net	73,362	66,867	6,495	9.7%
Net investment income (expense)	412	137	275	200.7%
Net realized gains (losses) on investments	3,950	(1)	3,951	NM
Net change in unrealized gains (losses) on investments	—	23	(23)	-100.0%
Commission revenue	3,670	5,271	(1,601)	-30.4%
Policy fees	3,899	3,819	80	2.1%
Other revenue	1,696	1,640	56	3.4%

Total premiums earned and other revenues	86,989	77,756	9,233	11.9%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	27,679	25,199	2,480	9.8%
General and administrative expenses	28,901	22,869	6,032	26.4%

Total operating costs and expenses	56,580	48,068	8,512	17.7%

INCOME BEFORE INCOME TAXES	30,409	29,688	721	2.4%
Income taxes, current	13,398	12,351	1,047	8.5%
Income taxes, deferred	(115)	308	(423)	NM

Income taxes, net	13,283	12,659	624	4.9%

NET INCOME	$17,126	$17,029	$97	0.6%

Other comprehensive income (loss), net of taxes	(359)	(2,608)	2,249	-86.2%

COMPREHENSIVE INCOME	$16,767	$14,421	$2,346	16.3%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $73.4 million for the three months ended June 30, 2014, compared to $66.9 million for the three months ended June 30, 2013. The increase in net earned premiums of $6.5 million, or 9.7%, reflects a decrease in direct earned premiums of $5.2 million offset by a decrease in ceded earned premiums of $11.7 million. Premium earned in the current period reflects premium written over the past 12 months and any changes in rates or policy count during that time. The decrease in direct earned premiums is due primarily to a reduction in the number of policies in force in Florida and rate decreases for new business and renewals in Florida which went into effect in January and March 2014, respectively. We have taken prudent measures to address attrition by reducing rates in selective markets, while maintaining rate adequacy and investing in personnel to improve our processes. The decrease in ceded earned premiums is attributable to lower reinsurance costs with the 2013-2014 and 2014-2015 reinsurance programs reflected in the results for 2014 compared to the costs of the 2012-2013 and 2013-2014 reinsurance programs reflected in the results for 2013. In addition, we reduced the rate of quota share ceded premium from 45% in our 2012-2013 and 2013-2014 reinsurance programs to 30% in our 2014-2015 reinsurance program. This reduction is reflected in the results for the month of June 2014.

Net investment income was $412 thousand for the three months ended June 30, 2014 generated from the investments we held in our portfolio of securities available for sale, compared to $137 thousand for the same three months during 2013. The increase in net investment income reflects a change in the composition of the investment portfolio including a shift in cash and cash equivalents to fixed income securities.

We sold investment securities available for sale during the three months ended June 30, 2014, resulting in a net realized gain of $4.0 million compared to a net realized loss of $1.0 thousand during the three months ended June 30, 2013. The securities sold during the three months ended June 30, 2014 were comprised primarily of equity securities. We took the opportunity in the second quarter of 2014 to realize gains ahead of a potential market correction in the equity markets. These realized gains will be applied towards deferred tax assets that were established from capital loss carryforwards for state income tax purposes.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the three months ended June 30, 2014, commission revenue was $3.7 million, compared to $5.3 million for the three months ended June 30, 2013. The decrease in commission revenue of $1.6 million, or 30.4%, was the result of a decrease in the cost of certain reinsurance contracts upon which brokerage commissions are earned as well as overall changes in the structure of the reinsurance programs in effect during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Losses and loss adjustment expenses, net (“LAE”) were $27.7 million for the three months ended June 30, 2014 compared to $25.2 million during the same period in 2013. The increase in net loss and LAE of $2.5 million was driven by the decrease in the amount of loss and LAE ceded to reinsurers under our quota share reinsurance contracts effective with the 2014-2015 reinsurance program discussed above. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 37.7% during both the three-month periods ended June 30, 2014 and 2013 and were comprised of the following components (in thousands):

	Three Months Ended June 30, 2014
	Direct	Ceded	Net
Loss and loss adjustment expenses	$46,970	$19,291	$27,679
Premiums earned	$192,061	$118,699	$73,362
Loss & LAE ratios	24.5%	16.3%	37.7%

	Three Months Ended June 30, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$50,350	$25,151	$25,199
Premiums earned	$197,302	$130,435	$66,867
Loss & LAE ratios	25.5%	19.3%	37.7%

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the three months ended June 30, 2014, general and administrative expenses were $28.9 million, compared to $22.9 million for the same period in 2013. The majority of the overall increase in general and administrative expenses of $6.0 million, or 26.4%, is due to an increase of $3.2 million in the amortization of deferred acquisition costs resulting mostly from changes with the 2014-2015 reinsurance program including a reduction in the rate of ceded premium from 45% to 30% in our quota share contracts. We also had an increase of $1.8 million in the amount of stock-based compensation, an increase of $1.0 million in advertising and promotional expenses, and an increase of $0.5 million related to insurance premiums paid for UIH-level coverage, most of which is related to additional protection in the form of catastrophe-linked insurance. Also, our recovery of Florida Insurance Guarantee Association (“FIGA”) assessments declined by $1.7 million as compared to the same quarter last year. FIGA assessments are initially charged to insurance companies, which then are allowed to recover the assessed amounts from their policyholders. UPCIC recovered the amount of its FIGA assessment over a 12-month period ending in early February 2014. We therefore recovered more of the assessment in 2013 than in 2014 due to the timing of the initial assessment and the associated recovery period. These increases were partially offset by a reduction of $1.2 million in regulatory fees and $0.8 million in accrued performance bonuses.

Income taxes increased by $624 thousand, or 4.9% primarily as a result of an increase in income before income taxes. The effective tax rate increased to 43.7% for the three months ended June 30, 2014 from 42.6% for the same period in the prior year primarily from an increase in the amount of non-deductible expenses including certain compensation.

Comprehensive income includes net income and other comprehensive income or loss. The other comprehensive income for the three months ended June 30, 2014 and 2013, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold. See “Item 1 — Note 11 (Other Comprehensive Income (Loss))”.

Results of Operations - Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Net income increased by $1.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Diluted earnings per common share increased by $0.14 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The increase in net income of $1.7 million, or 5.8%, for the six months ended June 30, 2014 compared to the same period in 2013 reflects the absence of trading losses generated in the first quarter of 2013, an increase in net earned premiums and an increase in net investment income. These were partially offset by a decrease in commissions and an increase in operating expenses. A more detailed discussion of these factors follows the table below.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2014 compared to the same period in 2013 (in thousands):

	Six Months Ended June 30,		Change
	2014	2013	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$411,926	$424,085	$(12,159)	-2.9%
Ceded premiums written	(198,132)	(275,214)	77,082	-28.0%

Net premiums written	213,794	148,871	64,923	43.6%
Change in net unearned premium	(76,625)	(16,595)	(60,030)	361.7%

Premiums earned, net	137,169	132,276	4,893	3.7%
Net investment income (expense)	930	149	781	524.2%
Net realized gains (losses) on investments	4,852	(16,038)	20,890	NM
Net change in unrealized gains (losses) on investments	—	7,897	(7,897)	-100.0%
Commission revenue	7,759	10,257	(2,498)	-24.4%
Policy fees	7,411	7,505	(94)	-1.3%
Other revenue	3,173	3,165	8	0.3%

Total premiums earned and other revenues	161,294	145,211	16,083	11.1%

OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	54,504	51,682	2,822	5.5%
General and administrative expenses	53,264	44,079	9,185	20.8%

Total operating costs and expenses	107,768	95,761	12,007	12.5%

INCOME BEFORE INCOME TAXES	53,526	49,450	4,076	8.2%
Income taxes, current	22,457	16,298	6,159	37.8%
Income taxes, deferred	394	4,164	(3,770)	-90.5%

Income taxes, net	22,851	20,462	2,389	11.7%

NET INCOME	$30,675	$28,988	$1,687	5.8%

Other comprehensive income (loss), net of taxes	(247)	(2,608)	2,361	-90.5%

COMPREHENSIVE INCOME	$30,428	$26,380	$4,048	15.3%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $137.2 million for the six months ended June 30, 2014, compared to $132.3 million for the six months ended June 30, 2013. The increase in net earned premiums of $4.9 million, or 3.7%, reflects a decrease in direct earned premiums of $8.8 million offset by a decrease in ceded earned premiums of $13.7 million. Premium earned in the current period reflects premium written over the past 12 months and any changes in rates or policy count during that time. The decrease in direct earned premiums is due primarily to a reduction in the number of policies in force in Florida and rate decreases for new business and renewals in Florida which went into effect in January and March 2014, respectively. We have taken prudent measures to address attrition by reducing rates in selective markets, while maintaining rate adequacy and investing in personnel to improve our processes. The decrease in ceded earned premiums is attributable to lower reinsurance costs with the 2013-2014 and 2014-2015 reinsurance programs reflected in the results for 2014 compared to the costs of the 2012-2013 and 2013-2014 reinsurance programs reflected in the results for 2013. In addition, we reduced the rate of quota share ceded premium from 45% in our 2012-2013 and 2013-2014 reinsurance programs to 30% in our 2014-2015 reinsurance program. This reduction is reflected in the results for the month of June 2014.

Net investment income was $930 thousand for the six months ended June 30, 2014 generated from the investments we held in our portfolio of securities available for sale, compared to $149 thousand for the same six months during 2013. The increase in net investment income reflects a change in the composition of the investment portfolio including a shift in cash and cash equivalents to fixed income securities.

We sold investment securities available for sale during the six months ended June 30, 2014, resulting in a net realized gain of $4.9 million. We took the opportunity in the second quarter of 2014 to realize gains ahead of a potential market correction in the equity markets. These realized gains will be applied to capital loss carryforwards for state income taxes. For the six months ended June 30, 2013, we realized net losses on investments of $16.0 million, reflecting the underlying market conditions as we liquidated one hundred percent of the equity securities held in our trading portfolio during March 2013.

The decrease of $7.9 million in the net change in unrealized gains for the six months ended June 30, 2014 compared to the same period in 2013 reflects the absence of investment securities held in the trading portfolio during the six months ended June 30, 2014. The investment securities held during the six months ended June 30, 2014 were available for sale with changes in fair value recorded in equity. The majority of the net change in unrealized gains on investments for the six months ended June 30, 2013 reflects the reversal of unrealized losses on investments held at December 31, 2012 and sold during the three months ended March 31, 2013 as we liquidated one hundred percent of the equity securities held in the trading portfolio through March 31, 2013.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the six months ended June 30, 2014, commission revenue was $7.8 million, compared to $10.3 million for the six months ended June 30, 2013. The decrease in commission revenue of $2.5 million, or 24.4%, was the result of a decrease in the cost of certain reinsurance contracts upon which brokerage commissions are earned as well as overall changes in the structure of the reinsurance programs in effect during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Losses and LAE were $54.5 million for the six months ended June 30, 2014 compared to $51.7 million for the same period in 2013. The increase in net losses and LAE of $2.8 million is driven by the decrease in the amount of loss and LAE ceded to reinsurers under our quota share reinsurance contracts effective with the 2014-2015 reinsurance program discussed above. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 39.7% and 39.1% during the six-month periods ended June 30, 2014 and 2013, respectively, and were comprised of the following components (in thousands):

	Six Months Ended June 30, 2014
	Direct	Ceded	Net
Loss and loss adjustment expenses	$97,692	$43,188	$54,504
Premiums earned	$382,705	$245,536	$137,169
Loss & LAE ratios	25.5%	17.6%	39.7%

	Six Months Ended June 30, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$100,946	$49,264	$51,682
Premiums earned	$391,470	$259,194	$132,276
Loss & LAE ratios	25.8%	19.0%	39.1%

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the six months ended June 30, 2014, general and administrative expenses were $53.3 million, compared to $44.1 million for the same period in 2013. The overall increase in general and administrative expenses of $9.2 million, or 20.8%, includes an increase of $2.6 million related to insurance premiums paid for UIH-level coverage, most of which is related to additional protection in the form of catastrophe-linked insurance. We also had increases of $2.3 million in the amount of stock-based compensation, $1.3 million of advertising and promotional expenses and $1.8 million in amortization of deferred acquisition costs. Also, our recovery of FIGA assessments declined by $2.3 million during the six months ended June 30, 2014 as compared to the same period last year. UPCIC recovered the amount of its FIGA assessment over a 12-month period ending in early February 2014. We therefore recovered more of the assessment in 2013 than in 2014 due to the timing of the initial assessment and the associated recovery period. These increases were partially offset by a reduction of $1.2 million in regulatory fees.

Income taxes increased by $2.4 million, or 11.7% primarily as a result of an increase in income before income taxes. The effective tax rate increased to 42.7% for the six months ended June 30, 2014 from 41.4% for the same period in the prior year primarily from an increase in the amount of non-deductible expenses including certain compensation.

Comprehensive income includes net income and other comprehensive income or loss. The other comprehensive income for the six months ended June 30, 2014 and 2013, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold. See “Item 1 — Note 11 (Other Comprehensive Income (Loss))”.

Analysis of Financial Condition - As of June 30, 2014 Compared to December 31, 2013

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

Type of Investment	June 30, 2014	December 31, 2013
Cash and cash equivalents	$201,357	$117,275
Restricted cash and cash equivalents	2,635	2,600
Fixed maturities	323,145	289,418
Equity securities	12,420	65,022

Total	$539,557	$474,315

Prepaid reinsurance premiums represent the amount of ceded unearned premiums. The decrease of $47.4 million to $193.8 million is due to a reduction in reinsurance premiums.

Reinsurance recoverable represents ceded losses and LAE. The decrease of $30.3 million to $77.6 million was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The increase of $26.1 million to $26.4 million as of June 30, 2014 was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Premiums receivable represent amounts due from policyholders. The increase of $8.5 million to $55.0 million reflects the seasonal pattern of written premium as described under “—Overview”.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs and our unpaid losses and LAE.

Unearned premium represents the portion of direct written premium that will be earned pro-rata in the future. The increase of $29.2 million to $412.7 million reflects the seasonal pattern of written premium as described under “—Overview”.

Book overdrafts represent outstanding checks in excess of cash on deposit and are examined monthly to determine if legal right of offset exists for accounts with the same banking institution. The decrease of $10.6 million to $4.3 million in book overdrafts as of June 30, 2014 is attributed to an increase in cash deposits applied in the right to offset.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $33.9 million to $120.1 million as of June 30, 2014 was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Other liabilities and accrued expenses represent liabilities for commissions and various general and administrative expenses. The decrease of $7.2 million to $27.2 million as of June 30, 2014 was due to the payment of 2013 performance bonuses during the first quarter of 2014 and payments for state premium taxes during the first and second quarter of 2014.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of June 30, 2014 was $201.4 million compared to $117.3 million at December 31, 2013. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2014 and December 31, 2013. The increase in cash and cash equivalents was driven by cash flows generated from operations and investing in excess of those used for financing activities. The balance of restricted cash and cash equivalents as of June 30, 2014 and December 31, 2013 was mostly comprised of cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.

As discussed in “Item 1 — Note 6 (Long-Term Debt)”, UIH entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank in March 2013, amended in May 2013. The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50% at the election of UIH. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. We had not drawn any amounts under the unsecured line of credit as of July 31, 2014.

In May 2013, UIH also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”) also discussed in “Item 1 — Note 6 (Long-Term Debt)”. The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. The Company used the net proceeds of the Term Loan to repurchase 4,666,000 shares of common stock owned by Mr. Bradley Meier in May 2013. In May 2014, the Company made a principal payment of $6.0 million on the Term Loan. The Term Loan had a carrying amount of $13.0 million as of June 30, 2014.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2014, we had total capital of $209.1 million, comprised of stockholders’ equity of $178.1 million and total long term debt of $31.0 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 14.8% and 17.4%, respectively, at June 30, 2014. At December 31, 2013, we had total capital of $212.8 million, comprised of stockholders’ equity of $175.6 million and total long term debt of $37.2 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 17.5% and 21.2%, respectively, at December 31, 2013. The increase in stockholders’ equity during the six months ended June 30, 2014 is attributed to net income partially offset by dividends declared and common share repurchases.

At June 30, 2014, UPCIC was in compliance with all of the covenants under its surplus note and its total adjusted capital was in excess of regulatory requirements. At June 30, 2014, UIH was in compliance with all of the covenants under the Term Loan and the DB Loan.

During the six months ended June 30, 2014, the Company repurchased an aggregate of 1.225 million shares of UIH’s common stock owned by Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer, as discussed under “Item 1 —Note 7 (Stockholders’ Equity)”. The repurchase cost was an aggregate of $14.7 million and was funded using cash on hand.

During the six months ended June 30, 2014, the Company also repurchased an aggregate of 446,271 shares of UIH’s common stock in the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Rule 10b-18”), as discussed under “Item 1 — Note 7 (Stockholders’ Equity)”. The repurchase cost was an aggregate of $5.5 million and was funded using cash on hand.

In June 2014, UIH announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Rule 10b-18 up to $10 million of its outstanding shares of common stock through August 1, 2015. The Company repurchased 38,424 shares of UIH’s common stock, included in the 446,271 shares repurchased during the six months ended June 30, 2014, and may repurchase up to an additional $9.5 million of its outstanding shares of common stock pursuant to such authorization.

As discussed under “Item 1 — Note 12 (Commitments and Contingencies)”, in July 2013, UPCIC entered into a purchase agreement to acquire an office building adjacent to its principal office in Fort Lauderdale, Florida which provides that the closing for the sale of the property will take place no later than February 5, 2015. The closing is subject to certain closing conditions. The purchase price for the property is $5.99 million, and UPCIC will receive a credit toward the purchase price for a portion of the rent it pays under the lease agreement under which it currently leases the property. The Company currently intends to pay the purchase price using cash on hand.

Cash Dividends

On January 30, 2014, the Company declared a cash dividend of $0.10 per share on its outstanding common stock paid on March 3, 2014, to the shareholders of record at the close of business on February 19, 2014.

On April 16, 2014, the Company declared a cash dividend of $0.10 per share on its outstanding common stock paid on July 3, 2014, to the shareholders of record at the close of business on June 19, 2014.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Unpaid losses and LAE, direct (1)	$144,625	$73,325	$46,569	$16,632	$8,099
Long-term debt	35,316	8,542	10,849	3,654	12,271
Operating leases	610	610	—	—	—
Employment Agreements (2)	13,362	8,756	4,606	—	—

Total contractual obligations	$193,913	$91,233	$62,024	$20,286	$20,370

(1)	There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2014.
(2)	These amounts represent minimum salaries, which may be subject to annual percentage increases, non-equity incentive compensation based on pre-tax or net income levels, and fringe benefits based on the remaining term of employment agreements we have with our executives. These amounts do not reflect equity awards of approximately 500 thousand shares of restricted common stock to be granted to executives in 2015 under their employment agreements.

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

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of June 30, 2014, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices. See “Item 1 — Note 3 (Investments)” for a schedule of investment holdings as of June 30, 2014 and December 31, 2013. To a lesser extent, we also have exposure on our debt obligations which are in the form of a surplus note, and on any amounts we draw under the DB Loan. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Draws under the DB Loan accrue interest at a rate based on LIBOR or Deutsche Bank’s prime rate plus an applicable margin.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	June 30, 2014
	Amortized Cost								Fair Value
	2014	2015	2016	2017	2018	Thereafter	Other (1)	Total	Total
Fixed maturities	—	$59,905	$61,750	$35,658	$53,099	$15,017	$97,996	$323,425	$323,145
Weighted average interest rate	—	1.25%	1.15%	3.09%	1.80%	2.64%	1.90%	1.79%	1.79%

	December 31, 2013
	Amortized Cost								Fair Value
	2014	2015	2016	2017	2018	Thereafter	Other (1)	Total	Total
Fixed maturities	$3,827	$47,366	$62,287	$27,668	$54,201	$4,588	$91,502	$291,439	$289,418
Weighted average interest rate	7.43%	1.16%	1.29%	3.88%	1.79%	1.97%	1.73%	1.84%	1.83%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates which differ from the book yield of the fixed maturities. The fixed maturity investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock and mortgage-backed and asset-backed securities.

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

The following table provides information about the composition of equity securities held in the Company’s available for sale portfolio as of the dates presented (in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$590	4.8%	$4,754	7.3%
Mutual funds	11,830	95.2%	60,268	92.7%

Total equity securities	$12,420	100.0%	$65,022	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2014, would have resulted in decreases of $2.5 million, in the fair value of the equity securities investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of our business. As of June 30, 2014, we were not a party to any non-routine litigation which is expected by management to have a material effect on our results of operations, financial condition or liquidity.

Item 1A.	Risk Factors

In the opinion of management, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary UIH’s repurchases of common stock for the three months ended June 30, 2014 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/14 - 4/30/14	—	$—	—	—
5/1/14 - 5/31/14	326,566	$12.20	326,566	—
6/1/14 - 6/30/14	119,705	$12.51	119,705	732,756

Total	446,271	$12.28	446,271	732,756

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares were calculated using a closing price at June 30, 2014 of $12.97 per share.

In May 2014, we repurchased in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Rule 10b-18”) a total of 326,566 shares of UIH’s common stock at an average price of $12.20 per share.

In June 2014, we repurchased in the open market in compliance with Rule 10b-18 a total of 119,705 shares of UIH’s common stock at an average price of $12.51 per share.

In June 2014, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Rule 10b-18 up to $10 million of its outstanding shares of common stock through August 1, 2015. We repurchased 38,424 shares through such repurchase program through June 30, 2014.

Under the DB Loan and Term Loan, so long as any amounts are outstanding thereunder, UIH will be restricted from paying dividends to its shareholders if an event of default (or an event, the giving of notice of which or with the lapse of time or both, would become an event of default) is continuing at the time of and immediately after paying such dividend. No amounts were outstanding under the DB Loan as of June 30, 2014. The Term Loan had a carrying value of $13.0 million as of June 30, 2014.

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1	Director Services Agreement, dated June 5, 2014, between Ralph J. Palmieri and the Company (1)

10.2	Director Services Agreement, dated June 5, 2014, between Richard D. Peterson and the Company (1)

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS-XBRL	Instance Document *

101.SCH-XBRL	Taxonomy Extension Schema Document *

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document *

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document *

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document *

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2014.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: August 6, 2014	/s/ Sean P. Downes
Sean P. Downes, President and Chief Executive Officer

Date: August 6, 2014	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer