Form 10-Q
period 2014-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2014-10-30
CIK 891166

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,261,956 shares of common stock, par value $0.01 per share, outstanding on October 24, 2014.

UNIVERSAL INSURANCE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2014 and the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2014 and 2013 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

Chicago, Illinois October 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$170,352	$117,275
Restricted cash and cash equivalents	6,597	2,600
Fixed maturities, at fair value	328,010	289,418
Equity securities, at fair value	20,387	65,022
Short-term investments, at fair value	37,473	—
Prepaid reinsurance premiums	195,322	241,214
Reinsurance recoverable	56,241	107,847
Reinsurance receivable, net	12,535	203
Premiums receivable, net	54,647	46,461
Other receivables	3,196	2,587
Property and equipment, net	9,961	9,289
Deferred policy acquisition costs, net	27,832	15,899
Income taxes recoverable	2,914	8,152
Deferred income tax asset, net	11,958	12,051
Other assets	2,840	2,072
Total assets	$940,265	$920,090
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$136,915	$159,222
Unearned premiums	411,875	383,488
Advance premium	21,302	22,959
Accounts payable	4,457	3,441
Book overdraft	5,861	14,947
Reinsurance payable, net	102,251	86,232
Income taxes payable	—	2,566
Dividends payable to shareholders	3,429	—
Other liabilities and accrued expenses	34,240	34,386
Long-term debt	30,796	37,240
Total liabilities	751,126	744,481
Commitments and Contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 12 and 30
Outstanding shares - 12 and 30
Minimum liquidation preference, $8.49 and $6.98 per share
Common stock, $.01 par value	449	436
Authorized shares - 55,000
Issued shares - 44,955 and 43,641
Outstanding shares - 34,289 and 35,366
Treasury shares, at cost - 10,666 and 8,275	(65,203)	(35,467)
Additional paid-in capital	45,096	42,282
Accumulated other comprehensive income (loss), net of taxes	(1,547)	(376)
Retained earnings	210,344	168,734
Total stockholders' equity	189,139	175,609
Total liabilities and stockholders' equity	$940,265	$920,090

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$195,435	$186,079	$607,361	$610,164
Ceded premiums written	(103,492)	(124,961)	(301,624)	(400,175)
Net premiums written	91,943	61,118	305,737	209,989
Change in net unearned premium	2,345	7,809	(74,280)	(8,787)
Premiums earned, net	94,288	68,927	231,457	201,202
Net investment income (expense)	644	382	1,574	530
Net realized gains (losses) on investments	501	56	5,353	(15,982)
Net change in unrealized gains (losses) on investments	—	15	—	7,912
Commission revenue	3,123	4,180	10,882	14,437
Policy fees	3,416	3,231	10,827	10,737
Other revenue	1,528	1,577	4,701	4,743
Total premiums earned and other revenues	103,500	78,368	264,794	223,579
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	34,181	28,335	88,685	80,018
General and administrative expenses	32,167	24,920	85,431	68,998
Total operating costs and expenses	66,348	53,255	174,116	149,016
INCOME BEFORE INCOME TAXES	37,152	25,113	90,678	74,563
Income taxes, current	15,376	9,142	37,833	25,440
Income taxes, deferred	435	1,564	829	5,728
Income taxes, net	15,811	10,706	38,662	31,168
NET INCOME	$21,341	$14,407	$52,016	$43,395
Basic earnings per common share	$0.64	$0.43	$1.55	$1.18
Weighted average common shares outstanding - Basic	33,432	33,658	33,607	36,628
Fully diluted earnings per common share	$0.61	$0.40	$1.48	$1.13
Weighted average common shares outstanding - Diluted	34,812	35,611	35,097	38,352
Cash dividend declared per common share	$0.10	$0.10	$0.30	$0.26

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$21,341	$14,407	$52,016	$43,395
Other comprehensive income (loss), net of taxes	(924)	2,120	(1,171)	(488)
Comprehensive income (loss)	$20,417	$16,527	$50,845	$42,907

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net Income	$52,016	$43,395
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	262	363
Depreciation	845	745
Amortization of share-based compensation	8,766	4,639
Amortization of original issue discount on debt	659	349
Accretion of deferred credit	(659)	(349)
Book overdraft increase (decrease)	(9,086)	(3,785)
Net realized (gains) losses on investments	(5,353)	15,982
Net change in unrealized (gains) losses on investments	—	(7,912)
Amortization of premium/accretion of discount, net	1,540	1,063
Deferred income taxes	829	5,728
Excess tax (benefits) shortfall from share-based compensation	(6,465)	(52)
Other	25	5
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	(3,997)	30,409
Prepaid reinsurance premiums	45,892	(10,585)
Reinsurance recoverable	51,606	14,291
Reinsurance receivable, net	(12,332)	66
Premiums receivable, net	(8,444)	(2,634)
Accrued investment income	(158)	(898)
Other receivables	(450)	(535)
Income taxes recoverable	5,238	(11,904)
Deferred policy acquisition costs, net	(11,933)	329
Purchase of trading securities	—	(26,009)
Proceeds from sales of trading securities	—	102,661
Other assets	(768)	(1,453)
Unpaid losses and loss adjustment expenses	(22,307)	(35,867)
Unearned premiums	28,387	19,372
Accounts payable	1,016	(505)
Reinsurance payable, net	16,019	33,314
Income taxes payable	3,899	803
Other liabilities and accrued expenses	514	4,124
Advance premium	(1,657)	8,670
Net cash provided by (used in) operating activities	133,904	183,820
Cash flows from investing activities:
Proceeds from sale of property and equipment	30	5
Purchases of property and equipment	(1,578)	(1,086)
Purchases of equity securities	(74,407)	(70,351)
Purchases of fixed maturities	(61,760)	(306,169)
Purchases of short-term investments	(37,500)	—
Proceeds from sales of equity securities	121,580	390
Proceeds from sales of fixed maturities	5,168	—
Maturities of fixed maturities	17,395	9,021
Net cash provided by (used in) investing activities	(31,072)	(368,190)
Cash flows from financing activities:
Preferred stock dividend	(10)	(15)
Common stock dividend	(6,967)	(9,576)
Purchase of treasury stock	(29,736)	(32,365)
Payments related to tax withholding for share-based compensation	(12,404)	(2,728)
Excess tax benefits (shortfall) from share-based compensation	6,465	51

Repayment of debt	(7,103)	(1,103)
Proceeds from borrowings	—	20,000
Net cash provided by (used in) financing activities	(49,755)	(25,736)
Net increase (decrease) in cash and cash equivalents	53,077	(210,106)
Cash and cash equivalents at beginning of period	117,275	347,392
Cash and cash equivalents at end of period	$170,352	$137,286
Supplemental cash flow and non-cash disclosures:
Interest paid	$1,158	$742
Income taxes paid	$28,684	$36,564
Non-cash transfer of investments from trading to available for sale portfolio	$—	$4,004

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc., (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc., in November 1990. UIH and its wholly-owned subsidiaries (collectively, the “Company”) are a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners insurance offered in eight states as of September 30, 2014, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers and policy fees collected from policyholders through our wholly-owned managing general agency subsidiary.

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

The Financial Statements include the accounts of UIH and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Management must make estimates and assumptions that affect amounts reported in the Company’s Financial Statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

2. Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2013. Below are revised disclosures required to be reported on a quarterly basis.

Cash and Cash Equivalents. The Company includes in cash equivalents all short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less. These amounts are carried at cost, which approximates fair value. The Company excludes any net negative cash balances from cash and cash equivalents that the Company has with any single institution. These amounts are reclassified to liabilities and presented as book overdraft in the Company’s Condensed Consolidated Balance Sheets.

Short-Term Investments. Short-term investments consist of financial instruments with original maturities within one year but more than three months. Short-term investments are recorded at fair value or cost which approximates fair value on the consolidated balance sheet. Unrealized gains and losses on short-term investments that are recorded at fair value are excluded from earnings and reported as a component of other comprehensive income, net of related deferred taxes until reclassified to earnings upon the consummation of sales transaction with an unrelated third party or when the decline in fair value is deemed other than temporary.

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

The following table presents the Company’s investment holdings by type of instrument as of the dates presented (in thousands):

	September 30, 2014			December 31, 2013
	Cost or			Cost or
	Amortized		Carrying	Amortized		Carrying
	Cost	Fair Value	Value	Cost	Fair Value	Value
Cash and cash equivalents (1)	$170,352	$170,352	$170,352	$117,275	$117,275	$117,275
Restricted cash and cash equivalents	6,597	6,597	6,597	2,600	2,600	2,600
Fixed maturities:
U.S. government obligations and agencies	116,903	116,083	116,083	105,229	104,215	104,215
Corporate bonds	109,946	109,837	109,837	94,708	94,203	94,203
Mortgage-backed and asset-backed securities	95,599	95,238	95,238	91,502	91,000	91,000
Redeemable preferred stock	6,813	6,852	6,852	—	—	—
Equity securities:
Common stock	331	250	250	8,500	9,295	9,295
Mutual funds	21,297	20,137	20,137	55,113	55,727	55,727
Short-term investments	37,500	37,473	37,473	—	—	—
Total investments	388,389	385,870	385,870	355,052	354,440	354,440
Total	$565,338	$562,819	$562,819	$474,927	$474,315	$474,315

(1)

Cash and cash equivalents have original maturities of three months or less. They include certificates of deposit, short-term debt securities consisting of direct obligations of the U.S. Treasury and/or money-market accounts that invest in or are collateralized by direct obligations of the U.S. Treasury and other U.S. government guaranteed securities.

The Company has made an assessment of its invested assets for fair value measurement as further described in “— Note 13 (Fair Value Measurements)”.

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash and cash equivalents (1)	$26	$135	$47	$377
Fixed maturities	884	439	2,394	409
Equity securities	182	363	636	729
Short-term investments	11	—	11	—
Total investment income	1,103	937	3,088	1,515
Less: Investment expenses	(459)	(555)	(1,514)	(985)
Net investment (expense) income	$644	$382	$1,574	$530

(1)	Includes interest earned on restricted cash and cash equivalents.

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	September 30, 2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$116,903	$64	$(884)	$116,083
Corporate bonds	109,946	216	(325)	109,837
Mortgage-backed and asset-backed securities	95,599	141	(502)	95,238
Redeemable preferred stock	6,813	71	(32)	6,852
Equity Securities:
Common stock	331	1	(82)	250
Mutual funds	21,297	—	(1,160)	20,137
Short-term investments	37,500	—	(27)	37,473
Total	$388,389	$493	$(3,012)	$385,870

	December 31, 2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$105,229	$19	$(1,033)	$104,215
Corporate bonds	94,708	265	(770)	94,203
Mortgage-backed and asset-backed securities	91,502	75	(577)	91,000
Equity Securities:
Common stock	8,500	916	(121)	9,295
Mutual funds	55,113	2,266	(1,652)	55,727
Total	$355,052	$3,541	$(4,153)	$354,440

The following table provides the credit quality of investments with contractual maturities as of the dates presented (in thousands):

September 30, 2014
Standard and Poor's		% of Total
Rating Services	Fair Value	Fair Value
AAA	$28,505	8.1%
AA	192,903	54.7%
A	76,030	21.5%
BBB	42,091	11.9%
BB and Below (1)	2,714	0.8%
No Rating Available (2)	10,740	3.0%
Total	$352,983	100.0%

December 31, 2013
Standard and Poor's		% of Total
Rating Services	Fair Value	Fair Value
AAA	$82,889	28.6%
AA	120,976	41.8%
A	46,689	16.1%
BBB	38,114	13.2%
No Rating Available	750	0.3%
Total	$289,418	100.0%

(1)	As of September 30, 2014, $259 thousand of these investments where rated “Baa3” by Moody’s Investors Service, Inc.
(2)	As of September 30, 2014, $7.5 million of these investments where rated “Aaa” by Moody’s Investors Service, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2014		December 31, 2013
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$59,548	$59,228	$64,028	$63,547
Non-agency	3,110	3,063	—	—
Asset-backed securities:
Auto loan receivables	14,862	14,884	14,816	14,841
Credit card receivables	13,479	13,464	11,478	11,425
Other receivables	4,600	4,599	1,180	1,187
Total	$95,599	$95,238	$91,502	$91,000

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	September 30, 2014
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	2	$17,473	$(152)	4	$33,950	$(732)
Corporate bonds	42	35,635	(153)	13	16,301	(172)
Mortgage-backed and asset-backed securities	14	35,116	(221)	7	24,775	(281)
Redeemable preferred stock	26	2,681	(32)	—	—	—
Equity securities:
Common stock	3	131	(27)	2	107	(55)
Mutual funds	2	10,487	(70)	1	9,596	(1,090)
Short-term investments	1	24,973	(27)	—	—	—
Total	90	$126,496	$(682)	27	$84,729	$(2,330)

	December 31, 2013
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	6	$71,042	$(1,033)	—	$—	$—
Corporate bonds	55	65,926	(770)	—	—	—
Mortgage-backed and asset-backed securities	16	67,110	(577)	—	—	—
Equity securities:
Common stock	13	3,517	(121)	—	—	—
Mutual funds	5	19,646	(1,652)	—	—	—
Total	95	$227,241	$(4,153)	—	$—	$—

At September 30, 2014, we held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, we perform quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity and equity securities, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities, management has no reason to believe the unrealized losses for securities available for sale at September 30, 2014 are other than temporary.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	September 30, 2014
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$79,061	$78,943
Due after one year through five years	171,757	170,939
Due after five years through ten years	138	128
Due after ten years	3,652	3,676
Mortgage-backed and asset-backed securities	95,599	95,238
Perpetual maturity securities	4,054	4,059
Total	$354,261	$352,983

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales proceeds (fair value)	$53,961	$376	$126,748	$390
Gross realized gains	$742	$56	$5,930	$56
Gross realized losses	$(241)	$—	$(577)	$(1)
Other than temporary losses	$—	$—	$—	$—

Trading Portfolio

The following table provides the effect of trading activities on the Company’s results of operations for the period presented by type of instrument and by line item in the Condensed Consolidated Statements of Income (in thousands):

Nine Months Ended
September 30, 2013
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

The Company reduced the percentage of premiums ceded by UPCIC to its quota share reinsurers to 30% beginning with the reinsurance program effective June 1, 2014, from 45% under the prior year quota share contracts that were effective June 1, 2013 through May 31, 2014. By ceding 15 percentage points less premium to its quota share reinsurers, the Company expects to increase its profitability by retaining more premium. The reduction in cession rate also decreases the amount of losses and loss adjustment expenses (“LAE”) that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, as of September 30, 2014, that is a component of net deferred policy acquisition costs.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2014			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	September 30,	December 31,
Reinsurer	Company	Services	Service, Inc.	2014	2013
Everest Reinsurance Company	A+	A+	A1	$23,332	$87,789
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	—	33,593
Odyssey Reinsurance Company	A	A-	A3	151,762	142,190
Total (1)				$175,094	$263,572

(1)

Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

n/a	No rating available, because entity is not rated.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2014			2013
			Loss and Loss			Loss and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$195,435	$196,269	$48,341	$186,079	$199,323	$53,600
Ceded	(103,492)	(101,981)	(14,160)	(124,961)	(130,396)	(25,265)
Net	$91,943	$94,288	$34,181	$61,118	$68,927	$28,335

	Nine Months Ended September 30,
	2014			2013
			Loss and Loss			Loss and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$607,361	$578,974	$146,033	$610,164	$590,792	$154,547
Ceded	(301,624)	(347,517)	(57,348)	(400,175)	(389,590)	(74,529)
Net	$305,737	$231,457	$88,685	$209,989	$201,202	$80,018

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2014	2013
Prepaid reinsurance premiums	$195,322	$241,214
Reinsurance recoverable on unpaid losses and LAE	$49,339	$68,584
Reinsurance recoverable on paid losses	6,902	39,263
Reinsurance receivable, net	12,535	203
Reinsurance recoverable and receivable	$68,776	$108,050

5. Insurance Operations

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
DPAC, beginning of period	$58,149	$59,033	$54,099	$54,431
Capitalized Costs	27,579	26,382	84,354	85,315
Amortization of DPAC	(27,769)	(27,888)	(80,494)	(82,219)
DPAC, end of period	$57,959	$57,527	$57,959	$57,527
DRCC, beginning of period	$30,072	$41,792	$38,200	$37,149
Ceding Commissions Written	17,236	21,319	49,555	69,853
Earned Ceding Commissions	(17,181)	(22,537)	(57,628)	(66,428)
DRCC, end of period	$30,127	$40,574	$30,127	$40,574
DPAC (DRCC), net, beginning of period	$28,077	$17,241	$15,899	$17,282
Capitalized Costs, net	10,343	5,063	34,799	15,462
Amortization of DPAC (DRCC), net	(10,588)	(5,351)	(22,866)	(15,791)
DPAC (DRCC), net, end of period	$27,832	$16,953	$27,832	$16,953

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at beginning of period	$144,625	$166,260	$159,222	$193,241
Less: Reinsurance recoverable	(58,705)	(67,820)	(68,584)	(81,415)
Net balance at beginning of period	85,920	98,440	90,638	111,826
Incurred (recovered) related to:
Current year	32,637	28,665	87,825	81,995
Prior years	1,544	(330)	860	(1,977)
Total incurred	34,181	28,335	88,685	80,018
Paid related to:
Current year	24,365	21,813	44,432	39,288
Prior years	8,160	10,789	47,315	58,383
Total paid	32,525	32,602	91,747	97,671
Net balance at end of period	87,576	94,173	87,576	94,173
Plus: Reinsurance recoverable	49,339	63,201	49,339	63,201
Balance at end of period	$136,915	$157,374	$136,915	$157,374

The company has adjusted prior year reserves to reflect both positive and negative development trends.  The company continues to see an increase in claim settlement rates as a result of ongoing claims department initiatives which were introduced in 2013.  This has resulted in favorable development for the majority of claim segments, particularly for the most recent accident years, but is offset by unfavorable development in bringing closure to claims previously in a litigious environment.

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

Based on the 2013 statutory net income and statutory capital and surplus levels, UPCIC has the capacity to pay ordinary dividends of $290 thousand during 2014. APPCIC does not have the capacity to pay ordinary dividends during 2014. For the nine months ended September 30, 2014, no dividends were paid from UPCIC or APPCIC to UIHCF. Dividends paid to the shareholders of UIH are paid from the earnings of UIH and its non-insurance subsidiaries and not from the capital and surplus of the Insurance Entities.

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

	September 30,	December 31,
	2014	2013
Ten percent of total liabilities
UPCIC	$47,451	$39,179
APPCIC	$678	$625
Statutory capital and surplus
UPCIC	$183,064	$161,803
APPCIC	$13,528	$13,708

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

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30,	December 31,
	2014	2013
Restricted cash and cash equivalents	$2,635	$2,600
Investments	$3,678	$3,707

6. Long-Term Debt

Long-term debt consists of a surplus note entered into by UPCIC with carrying amounts of $17.6 million and $18.8 million as of September 30, 2014 and December 31, 2013, respectively; a term loan with carrying amounts of $13.1 million and $18.5 million as of September 30, 2014 and December 31, 2013, respectively; and any amounts drawn upon an unsecured line of credit.

On March 29, 2013, UIH entered into a revolving loan agreement and related revolving note with Deutsche Bank Trust Company Americas (“Deutsche Bank”), amended as of May 23, 2013 (“DB Loan”). The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10.0 million. The DB Loan contains financial covenants and as of September 30, 2014, UIH was in compliance with all such covenants. UIH had not drawn any amounts under the unsecured line of credit as of September 30, 2014.

On May 23, 2013, UIH entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”). The Term Loan contains financial covenants and as of September 30, 2014, UIH was in compliance with all such covenants.

The following table provides the principal amount and unamortized original issue discount of the Term Loan as of the dates presented (in thousands):

	September 30,	December 31,
	2014	2013
Principal amount	$14,000	$20,000
Less: Unamortized original issue discount	(851)	(1,510)
Term Loan, net of unamortized original issue discount	$13,149	$18,490

Amortization of the original issue discount is included in interest expense, a component of general and administrative expenses, in the Condensed Consolidated Statements of Income and was $179 thousand and $248 thousand for the three months ended September 30, 2014 and 2013, respectively, and $659 thousand and $349 thousand for the nine months ended September 30, 2014 and 2013, respectively.

Should UIH default on either the DB Loan or the Term Loan, it will be prohibited from paying dividends to its shareholders.

7. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the nine months ended September 30, 2014 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2013	43,641	(8,275)	35,366
Conversion of preferred stock	65	—	65
Shares repurchased	—	(2,391)	(2,391)
Options exercised	1,788	—	1,788
Restricted stocks grants	950	—	950
Shares acquired through cashless exercise (1)	—	(1,489)	(1,489)
Shares cancelled	(1,489)	1,489	—
Balance, as of September 30, 2014	44,955	(10,666)	34,289

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

During the nine months ended September 30, 2014, UIH entered into various repurchase agreements with Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer, to repurchase shares of UIH’s common stock owned by Mr. Meier. UIH repurchased an aggregate of 1,225,000 shares from Mr. Meier since January 2014 at a total cost of $14.7 million. As a result of these transactions, Mr. Meier now owns less than 5 percent of UIH’s outstanding common stock. According to the terms of the right of first refusal of each of UIH and RenRe Ventures, UIH and RenRe Ventures no longer have a right of first refusal to purchase shares of UIH common stock owned by Mr. Meier.

During the nine months ended September 30, 2014, 8,000 and 9,975 shares of Series M and Series A Preferred Stock, respectively, were converted into an aggregate of 64,938 shares of UIH’s common stock.

During the nine months ended September 30, 2014, UIH repurchased an aggregate of 1,166,208 shares of its common stock in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, at a total cost of $15.0 million.

Dividends

On January 30, 2014, UIH declared a cash dividend of $0.10 per share on its outstanding common stock paid on March 3, 2014, to the shareholders of record at the close of business on February 19, 2014.

On April 16, 2014, UIH declared a cash dividend of $0.10 per share on its outstanding common stock paid on July 3, 2014, to the shareholders of record at the close of business on June 19, 2014.

On August 26, 2014, UIH declared a cash dividend of $0.10 per share on its outstanding common stock paid on October 1, 2014, to the shareholders of record at the close of business on September 23, 2014. The balance of restricted cash and cash equivalents at September 30, 2014 includes $3.4 million of cash representing amounts funded to the transfer agent for the payment of dividends on October 1, 2014.

8. Related Party Transactions

Downes and Associates, a multi-line insurance adjusting corporation based in Deerfield Beach, Florida, performed certain claims adjusting work for UPCIC. Downes and Associates is owned by Dennis Downes, who is the father of Sean P. Downes, Chairman, President and Chief Executive Officer of the Company. The Company believes that all amounts paid to Downes and Associates were no greater than amounts that would need to be paid to third parties on an arm’s-length basis for similar services. The Company’s agreement with Downes and Associates was terminated effective November 30, 2013 and on December 1, 2013 Dennis Downes became an employee of the Company.

Scott P. Callahan, a director of the Company, provides the Company with consulting services and advice with respect to the Company’s reinsurance and related matters through SPC Global RE Advisors LLC, an entity affiliated with Mr. Callahan. The Company entered into the consulting agreement with SPC Global RE Advisors LLC effective June 6, 2013.

The following table provides payments made by the Company to related parties for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Downes and Associates	$—	$131	$—	$390
SPC Global RE Advisors LLC	$30	$38	$90	$38

There were no amounts due to SPC Global RE Advisors LLC as of September 30, 2014 and December 31, 2013, respectively. Payments due to Downes and Associates and SPC Global RE Advisors LLC were or are generally made in the month the services are provided.

9. Income Taxes

During the three months ended September 30, 2014 and 2013, the Company recorded approximately $15.8 million and $10.7 million, respectively, of income taxes, which resulted in effective tax rates of 42.6% and 42.6%, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded approximately $38.7 million and $31.2 million, respectively, of income taxes, which resulted in effective tax rates of 42.6% and 41.8%, respectively. The Company’s effective tax rate differs from the statutory federal income tax rate due to state income taxes and certain nondeductible items.

Tax years that remain open for purposes of examination of the Company’s income tax liability due to taxing authorities, include the years ended December 31, 2013, 2012, 2011 and 2010. However, there is currently an IRS examination underway related to the loss carryback of realized losses from securities sold during 2012 applied to the 2009 tax year.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator for EPS:
Net income	$21,341	$14,407	$52,016	$43,395
Less: Preferred stock dividends	(3)	(14)	(11)	(24)
Income available to common stockholders	$21,338	$14,393	$52,005	$43,371
Denominator for EPS:
Weighted average common shares outstanding	33,432	33,658	33,607	36,628
Plus: Assumed conversion of stock-based compensation (1)	1,345	1,630	1,440	1,291
Plus: Assumed conversion of preferred stock	35	323	50	433
Weighted average diluted common shares outstanding	34,812	35,611	35,097	38,352
Basic earnings per common share	$0.64	$0.43	$1.55	$1.18
Diluted earnings per common share	$0.61	$0.40	$1.48	$1.13
(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the period presented (in thousands):

	For the Three Months Ended September 30,
	2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$(1,004)	$(388)	$(616)	$3,507	$1,353	$2,154
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(501)	(193)	(308)	(56)	(22)	(34)
Net current period other comprehensive income (loss)	$(1,505)	$(581)	$(924)	$3,451	$1,331	$2,120

	For the Nine Months Ended September 30,
	2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$3,446	$1,329	$2,117	$(739)	$(285)	$(454)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(5,353)	(2,065)	(3,288)	(55)	(21)	(34)
Net current period other comprehensive income (loss)	$(1,907)	$(736)	$(1,171)	$(794)	$(306)	$(488)

The following table provides the reclassifications out of accumulated other comprehensive income for the period presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Three Months Ended September 30,		Affected Line Item in the Statement
Comprehensive Income Components	2014	2013	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$501	$56	Net realized gains (losses) on investments
	(193)	(22)	Income taxes, current
	$308	$34	Net of tax

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Nine Months Ended September 30,		Affected Line Item in the Statement
Comprehensive Income Components	2014	2013	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$5,353	$55	Net realized gains (losses) on investments
	(2,065)	(21)	Income taxes, current
	$3,288	$34	Net of tax

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

Summary of significant valuation techniques for assets measured at fair value on a recurring basis

Level 1

Cash and cash equivalents and restricted cash and cash equivalents: Cash equivalents and restricted cash equivalents comprise cash, restricted cash, certificates of deposit with original maturities of three months or less, and actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access. The carrying value of cash and cash equivalents and restricted cash and cash equivalents approximates fair value due to its liquid nature.

Common stock: Comprise actively traded, exchange-listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Mutual funds: Comprise actively traded funds. Valuation is based on daily quoted net asset values for identical assets in active markets that the Company can access.

Short-term investments: Comprise certificates of deposit with original maturities within one year but more than three months. The carrying value of short-term investments is cost which approximates fair value.

Level 2

U.S. government obligations and agencies: Comprise U.S. Treasury Bills or Notes or U.S. Treasury Inflation Protected Securities. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.

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

Short-term investments: Comprise investment securities with original maturities within one year but more than three months. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

As required by GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the placement of the asset or liability within the fair value hierarchy levels.

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value including those on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	September 30, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$170,352	$—	$—	$170,352
Restricted cash and cash equivalents	6,597	—	—	6,597
Fixed maturities:
U.S. government obligations and agencies	—	116,083	—	116,083
Corporate bonds	—	109,837	—	109,837
Mortgage-backed and asset-backed securities	—	95,238	—	95,238
Redeemable preferred stock	—	6,852	—	6,852
Equity securities:
Common stock	250	—	—	250
Mutual funds	20,137	—	—	20,137
Short-term investments	12,500	24,973	—	37,473
Total investments	32,887	352,983	—	385,870
Total assets accounted for at fair value	$209,836	$352,983	$—	$562,819

	Fair Value Measurements
	December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$117,275	$—	$—	$117,275
Restricted cash and cash equivalents	2,600	—	—	2,600
Fixed maturities:
U.S. government obligations and agencies	—	104,215	—	104,215
Corporate bonds	—	94,203	—	94,203
Mortgage-backed and asset-backed securities	—	91,000	—	91,000
Equity securities:
Common stock	9,295	—	—	9,295
Mutual funds	55,727	—	—	55,727
Total investments	65,022	289,418	—	354,440
Total assets accounted for at fair value	$184,897	$289,418	$—	$474,315

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	September 30, 2014		December 31, 2013
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$17,647	$15,188	$18,750	$15,900
Term loan	$13,149	$13,149	$18,490	$18,490

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of September 30, 2014.

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

We generate revenues primarily from the collection of premiums. Other significant sources of revenue include commissions collected from reinsurers through our wholly-owned reinsurance intermediary subsidiary and policy fees collected from policyholders through our wholly-owned managing general agency subsidiary. We also generate income by investing funds that are in excess of those retained for claims-paying obligations and insurance operations. The nature of our business tends to be seasonal reflecting consumer behaviors in connection with the residential real estate market and the hurricane season which occurs during the period from June 1 through November 30 each year.  The amount of written premium tends to increase just prior to the second quarter of our fiscal year and to decrease approaching the fourth quarter.

Throughout the first three quarters of 2014, we continued to execute our goals of growing our business, investing in ourselves, increasing profitability and returning value to shareholders.  We have done this by expanding into different states, lowering the quota share cession rate, strategically managing rates, not renewing certain policies and replacing them with policies that we believe provide more adequate premium, working with our investment advisors to maximize total rate of return while maintaining liquidity and minimizing risk, continuing to purchase shares of our own stock and paying higher quarterly dividends.  These actions, coupled with operational improvements made to streamline claims and underwriting have resulted in an increase in earnings, earnings per share and an improvement in our overall financial condition.  See “Results of Operations” below for a discussion of our quarterly and year-to-date results for September 30, 2014 compared to 2013.

While policy count is one measure of the overall growth of our business, we believe that our strategy of balancing competitive pricing with disciplined underwriting standards and expanding the size of our business through superior products and services, will maximize our long term growth. Our focus on long term capital strength and growth leads us to be selective in the risks we are willing to accept, which may limit the number of policies written. In contrast, from time to time, some of our competitors lower their premiums to a level that is below what we believe to be adequate in order to generate and maintain capital and surplus for the protection of our Insurance Entities and our policyholders.

Our overall growth strategy includes taking prudent measures to increase our policy count and improve the quality of our business. These initiatives include reducing rates and expanding into selected markets while maintaining rate adequacy. For example, we reduced overall rates for homeowners' insurance in Florida by 2.4% effective in January 2014 for new business and March 2014 for renewals.

As a result of our growth strategy and initiatives, we have seen increases in policy count and insured value in Florida and other states since December 31, 2013. Our expansion in states outside of Florida is yielding growth in policy count of 27.6% since December 31, 2013 and 37.3% since September 30, 2013.

The following table provides policy count and total insured value for Florida and other states as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	As of September 30, 2014				As of December 31, 2013
State	Count	%	Total Insured Value	%	Count	%	Total Insured Value	%
Florida	501,215	91.6%	$113,147,624	88.5%	499,949	93.3%	$110,785,839	90.7%
Other states	45,972	8.4%	14,640,710	11.5%	36,039	6.7%	11,305,295	9.3%
Grand total	547,187	100.0%	$127,788,334	100.0%	535,988	100.0%	$122,091,134	100.0%

Our efforts to ensure rate adequacy has helped to improve underwriting results, leading to our decision to retain a greater share of our profitable business by reducing our quota share cession rate.

Third-Quarter 2014 Highlights

•	Earned premiums grew by $25.4 million to $94.3 million.
•	Total revenues increased by $25.1 million to $103.5 million.
•	Net income and diluted earnings per common share grew by $6.9 million and $0.21, respectively, compared to the third quarter of 2013.
•	We completed the $10 million share repurchase program that we announced on June 17, 2014.
•	We declared dividends of $0.10 per share.
•

In August 2014, Demotech, Inc., assigned the Financial Stability Rating® of “A” for APPCIC and UPCIC. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The ratings of APPCIC and UPCIC are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in the Company, including holders of the Company’s common stock, and are not recommendations to buy, sell or hold securities.

•	In addition, the Indiana Department of Insurance issued a Certificate of Authority to UPCIC in October 2014 approving UPCIC as a licensed insurance entity in the state of Indiana.

2014 – 2015 Reinsurance Program

Effective June 1, 2014, we entered into multiple reinsurance agreements comprising our 2014-2015 reinsurance program.

See “Item 1 — Note 4 (Reinsurance).”

Reinsurance Generally

We use reinsurance to reduce our exposure to catastrophic and non-catastrophic losses through a combination of quota share, catastrophe and other forms of reinsurance. Below is a description of our 2014-2015 reinsurance program. We believe that the overall terms of the 2014-2015 reinsurance program are more favorable than the 2013-2014 reinsurance program. We realized cost reductions in part due to market conditions and our preparation and efforts to manage risk exposure. We also are retaining a greater percentage of gross written premiums with wind risk than we did under our 2013-2014 reinsurance program by reducing our quota share cession rate by 15 percentage points. We expect to increase our overall profitability by retaining more premium, however the reduction in the quota share cession rate affects several line items in our Condensed Consolidated Statements of Income. By lowering our cession rate, we increase the amount of premium we retain as well as the related risk. This results in an increase in both earned premium and losses and loss adjustment expenses (“LAE”).  The lower cession rate also reduces the amount of ceding commissions we receive that offset costs associated with writing premium. This reduction in ceding commission increases general and administrative expenses.

The overall reduction in reinsurance costs lowers the amount of brokerage commissions received by our wholly-owned reinsurance broker subsidiary.  Other favorable changes in the 2014-2015 reinsurance program compared to 2013-2014 include a reduction in the amount of risk retained under our catastrophe reinsurance programs.

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

UPCIC Reinsurance Program

UPCIC’s reinsurance program, which generally runs from June 1 through May 31 of the following year, consists of quota share, various forms of catastrophe coverage and individual property and liability per risk/per policy coverage. With the 2014-2015 reinsurance program, UPCIC retains a pre-tax liability of $21 million for the first, second and third catastrophic events under its Florida program with coverage up to $1.8 billion. UPCIC retains a pre-tax liability of $21 million for the first and second catastrophic events under its programs in Delaware, Georgia, Maryland, Massachusetts, North Carolina and South Carolina with coverage up to $125 million and a pre-tax liability of $7 million under its program in Hawaii with coverage up to $30 million.  UPCIC reduced its quota share percentage to 30% under its 2014-2015 program compared to 45% under its 2013-2014 program thus retaining more risk and premium per policy. UPCIC has mandatory catastrophe coverage through the Florida Hurricane Catastrophe Fund (“FHCF”) plus voluntary quota share, catastrophe and per risk coverage with private reinsurers. The estimated total net cost after the proportional quota share deductions of UPCIC’s catastrophe, FHCF and per risk related coverage, including reinstatement premium protection coverage is $173.8 million.  The largest private participants in UPCIC’s program include Odyssey Re, Everest Re, Renaissance Re, Nephila Capital, ACE Tempest Re and Lloyd’s of London syndicates.

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

UIH PROGRAM

Separately from the Insurance Entities’ reinsurance programs, UIH protected its own assets against diminution in value due to catastrophe events by purchasing coverage that would provide $80 million in the form of insurance proceeds plus an amount equal to the forgiveness of related debt through a catastrophe risk-linked transaction contract, effective June 1, 2013 through May 31, 2016.

This contract provides for recovery by UIH in the event of exhaustion of UPCIC’s catastrophe coverage. The total cost to UIH of this risk-linked transaction contract is $9.0 million per year for each of the three years.

Wind Mitigation Discounts

The insurance premiums charged by the Insurance Entities are subject to various statutory and regulatory requirements. Among these, the Insurance Entities must offer wind mitigation discounts in accordance with a program mandated by the Florida Legislature and implemented by the Florida Office of Insurance Regulation. The level of wind mitigation discounts mandated by the Florida Legislature which were effective June 1, 2007 for new business and August 1, 2007 for renewal business have had a significant negative effect on the Insurance Entities’ premium. The percentage reduction of in-force premium from wind mitigation credits for UPCIC policies as of September 30, 2014 was 36.0% compared to 32.9% as of September 30, 2013. The percentage reduction of in-force premium from wind mitigation credits for APPCIC policies as of September 30, 2014 was 63.4% compared to 63.2% as of September 30, 2013.

Results of Operations—Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

Net income increased by $6.9 million, or 48.1%, to $21.3 million for the three months ended September 30, 2014 compared to $14.4 million for the three months ended September 30, 2013. Diluted earnings per common share increased by $0.21, or 52.5%, to $0.61 for the three months ended September 30, 2014 compared to $0.40 for the three months ended September 30, 2013, as a result of an increase in net income and cumulative share repurchases since September 30, 2013.

The increase in net income of $6.9 million, or 48.1%, for the three months ended September 30, 2014 compared to the same period in 2013 reflects an increase in net earned premiums, policy fees, and income generated from our investment portfolio, partially offset by a decrease in commission revenue and increases in operating expenses. The reduction in the cession rate of our quota share reinsurance contracts is a significant factor behind our results. A more detailed discussion of these factors follows the table below.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2014 compared to the same period in 2013 (in thousands):

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$195,435	$186,079	$9,356	5.0%
Ceded premiums written	(103,492)	(124,961)	21,469	-17.2%
Net premiums written	91,943	61,118	30,825	50.4%
Change in net unearned premium	2,345	7,809	(5,464)	-70.0%
Premiums earned, net	94,288	68,927	25,361	36.8%
Net investment income (expense)	644	382	262	68.6%
Net realized gains (losses) on investments	501	56	445	794.6%
Net change in unrealized gains (losses) on investments	—	15	(15)	-100.0%
Commission revenue	3,123	4,180	(1,057)	-25.3%
Policy fees	3,416	3,231	185	5.7%
Other revenue	1,528	1,577	(49)	-3.1%
Total premiums earned and other revenues	103,500	78,368	25,132	32.1%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	34,181	28,335	5,846	20.6%
General and administrative expenses	32,167	24,920	7,247	29.1%
Total operating costs and expenses	66,348	53,255	13,093	24.6%
INCOME BEFORE INCOME TAXES	37,152	25,113	12,039	47.9%
Income taxes, current	15,376	9,142	6,234	68.2%
Income taxes, deferred	435	1,564	(1,129)	-72.2%
Income taxes, net	15,811	10,706	5,105	47.7%
NET INCOME	$21,341	$14,407	$6,934	48.1%
Other comprehensive income (loss), net of taxes	(924)	2,120	(3,044)	NM
COMPREHENSIVE INCOME	$20,417	$16,527	$3,890	23.5%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $94.3 million for the three months ended September 30, 2014, compared to $68.9 million for the three months ended September 30, 2013.  The increase in net earned premiums of $25.4 million, or 36.8%, reflects a decrease in ceded earned premiums of $28.4 million, partially offset by a decrease in direct earned premiums of $3.0 million. Premium earned in the current period reflects premium written over the past 12 months and any changes in rates or policy count during that time. The decrease in ceded earned premiums is attributable to lower reinsurance costs with the 2013-2014 and 2014-2015 reinsurance programs reflected in the results for 2014 compared to the costs of the 2012-2013 and 2013-2014 reinsurance programs reflected in the results for 2013. In our 2014-2015 reinsurance program, we reduced the rate of quota share ceded premium from 45% in our 2012-2013 and 2013-2014 reinsurance programs to 30%. The decrease in direct earned premiums is due primarily to a reduction in the number of policies in force in Florida occurring through May 2014, and rate decreases for new business and renewals in Florida which went into effect in January and March 2014, respectively. As discussed above in “Overview”, we have taken what we consider to be prudent measures to increase policy count, while maintaining rate adequacy, resulting in an increase in the number of policies in force in Florida since May 2014.

Net investment income was $644 thousand for the three months ended September 30, 2014 generated from the investments we held in our portfolio of securities available for sale, compared to $382 thousand for the same three months during 2013. The increase in net investment income reflects a change in the composition of the investment portfolio.

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

We currently hold these investments in a portfolio available for sale with changes in fair value reflected in stockholders’ equity with the exception of any other than temporary impairments which would be reflected in earnings.

We sold investment securities available for sale during the three months ended September 30, 2014, resulting in a net realized gain of $501 thousand compared to a net realized loss of $56 thousand during the three months ended September 30, 2013. The securities sold during the three months ended September 30, 2014 were comprised primarily of equity securities.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the three months ended September 30, 2014, commission revenue was $3.1 million, compared to $4.2 million for the three months ended September 30, 2013.  The decrease in commission revenue of $1.1 million, or 25.3%, was the result of a decrease in the cost of certain reinsurance contracts upon which brokerage commissions are earned as well as overall changes in the structure of the reinsurance programs in effect during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Losses and LAE were $34.2 million for the three months ended September 30, 2014 compared to $28.3 million during the same period in 2013. The increase in net loss and LAE of $5.8 million was driven by the decrease in the amount of loss and LAE ceded to reinsurers under our quota share reinsurance contracts effective with the 2014-2015 reinsurance program discussed above. The net loss and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 36.3% and 41.1% during the three-month periods ended September 30, 2014 and 2013, respectively, and were comprised of the following components (in thousands):

	Three months ended September 30, 2014
	Direct	Ceded	Net
Loss and loss adjustment expenses	$48,341	$14,160	$34,181
Premiums earned	$196,269	$101,981	$94,288
Loss & LAE ratios	24.6%	13.9%	36.3%

	Three months ended September 30, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$53,600	$25,265	$28,335
Premiums earned	$199,323	$130,396	$68,927
Loss & LAE ratios	26.9%	19.4%	41.1%

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the three months ended September 30, 2014, general and administrative expenses were $32.2 million, compared to $24.9 million for the same period in 2013. The majority of the overall increase in general and administrative expenses of $7.2 million, or 29.1%, is due to an increase of $5.2 million in the amortization of net deferred policy acquisition costs resulting mostly from changes with the 2014-2015 reinsurance program including a reduction in the rate of ceded premium from 45% to 30% in our quota share contracts. We also had an increase of $1.8 million in the amount of stock-based compensation, an increase of $0.9 million in performance bonus accruals, and an increase of $0.5 million in advertising and promotional expenses. Also, our recovery of Florida Insurance Guarantee Association (“FIGA”) assessments declined by $1.3 million as compared to the same quarter last year. FIGA assessments are initially charged to insurance companies, which then are allowed to recover the assessed amounts from their policyholders. UPCIC recovered the vast majority of its most recent FIGA assessment over a 12-month period ending in early February 2014. We therefore recovered more of the assessment in 2013 than in 2014 due to the timing of the initial assessment and the associated recovery period. These increases were partially offset by a reduction of $2.5 million related to insurance premiums paid for UIH-level coverage, most of which is related to additional protection in the form of catastrophe-linked insurance.

Income taxes increased by $5.1 million, or 47.7% primarily as a result of an increase in income before income taxes. The effective tax rate was 42.6% for the three months ended September 30, 2014 and 2013.

Comprehensive income includes net income and other comprehensive income or loss.  The other comprehensive loss for the three months ended September 30, 2014 and the other comprehensive income for the three months ended September 30, 2013, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss))”

Results of Operations—Nine months Ended September 30, 2014, Compared to Nine months Ended September 30, 2013

Net income increased by $8.6 million, or 19.9%, to $52.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Diluted earnings per common share increased by $0.35, or 31.0%, to $1.48 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as a result of an increase in net income and cumulative share repurchases since September 30, 2013.

The increase in net income of $8.6 million, or 19.9%, for the nine months ended September 30, 2014 compared to the same period in 2013 reflects an increase in net earned premiums, the absence of trading losses generated in the first quarter of 2013, and an increase in net investment income. These were partially offset by a decrease in commissions and an increase in operating expenses. The reduction in the cession rate of our quota share reinsurance contracts is a significant factor behind our results. A more detailed discussion of these factors follows the table below.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2014 compared to the same period in 2013 (in thousands):

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$607,361	$610,164	$(2,803)	-0.5%
Ceded premiums written	(301,624)	(400,175)	98,551	-24.6%
Net premiums written	305,737	209,989	95,748	45.6%
Change in net unearned premium	(74,280)	(8,787)	(65,493)	745.3%
Premiums earned, net	231,457	201,202	30,255	15.0%
Net investment income (expense)	1,574	530	1,044	197.0%
Net realized gains (losses) on investments	5,353	(15,982)	21,335	NM
Net change in unrealized gains (losses) on investments	—	7,912	(7,912)	-100.0%
Commission revenue	10,882	14,437	(3,555)	-24.6%
Policy fees	10,827	10,737	90	0.8%
Other revenue	4,701	4,743	(42)	-0.9%
Total premiums earned and other revenues	264,794	223,579	41,215	18.4%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	88,685	80,018	8,667	10.8%
General and administrative expenses	85,431	68,998	16,433	23.8%
Total operating costs and expenses	174,116	149,016	25,100	16.8%
INCOME BEFORE INCOME TAXES	90,678	74,563	16,115	21.6%
Income taxes, current	37,833	25,440	12,393	48.7%
Income taxes, deferred	829	5,728	(4,899)	-85.5%
Income taxes, net	38,662	31,168	7,494	24.0%
NET INCOME	$52,016	$43,395	$8,621	19.9%
Other comprehensive income (loss), net of taxes	(1,171)	(488)	(683)	140.0%
COMPREHENSIVE INCOME	$50,845	$42,907	$7,938	18.5%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $231.5 million for the nine months ended September 30, 2014, compared to $201.2 million for the nine months ended September 30, 2013.  The increase in net earned premiums of $30.3 million, or 15.0%, reflects a decrease in ceded earned premiums of $42.1 million, partially offset by a decrease in direct earned premiums of $11.8 million. Premium earned in the current period reflects premium written over the past 12 months and any changes in rates or policy count during that time. The decrease in ceded earned premiums is attributable to lower reinsurance costs with the 2013-2014 and 2014-2015 reinsurance programs reflected in the results for 2014 compared to the costs of the 2012-2013 and 2013-2014 reinsurance programs reflected in the results for 2013. In our 2014-2015 reinsurance program, we reduced the rate of quota share ceded premium from 45% in our 2012-2013 and 2013-2014 reinsurance programs to 30%. This reduction is reflected in the results beginning in the month of June 2014. The decrease in direct earned premiums is due primarily to a reduction in the number of policies in force in Florida through May 2014, and rate decreases for new business and renewals in Florida which went into effect in January and March 2014, respectively. As discussed above in “Overview”, we have taken what we believe to be prudent measures to increase policy count, while maintaining rate adequacy, resulting in an increase in the number of policies in force in Florida since May 2014.

Net investment income was $1.6 million for the nine months ended September 30, 2014 generated from the investments we held in our portfolio of securities available for sale, compared to $0.5 million for the same nine months during 2013. The increase in net investment income reflects a difference in the amount and composition of the investment portfolio during those time periods.

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

We currently hold these investments in a portfolio available for sale with changes in fair value reflected in stockholders’ equity with the exception of any other than temporary impairments which would be reflected in earnings. In the first quarter of 2013, we liquidated 100% of the equity securities that were held in our trading portfolio resulting in net losses of $8.2 million. See “Item 1—Note 3 (Investments)” for the composition of our portfolio as of September 30, 2014.

We sold investment securities available for sale during the nine months ended September 30, 2014, resulting in a net realized gain of $5.4 million. We took the opportunity in the second and third quarters of 2014 to realize gains ahead of potential volatility in the equity markets. These realized gains will be applied to capital loss carryforwards for state income taxes.  For the nine months ended September 30, 2013, we realized net losses on investments of $16.0 million, reflecting the underlying market conditions as we liquidated one hundred percent of the equity securities held in our trading portfolio during March 2013.

The decrease of $7.9 million in the net change in unrealized gains for the nine months ended September 30, 2014 compared to the same period in 2013 reflects the absence of investment securities held in a trading portfolio during the nine months ended September 30, 2014.  The investment securities held during the nine months ended September 30, 2014 were available for sale with changes in fair value recorded in equity.  The majority of the net change in unrealized gains on investments for the nine months ended September 30, 2013 reflects the reversal of unrealized losses on investments held at December 31, 2012 and sold during the three months ended March 31, 2013 as we liquidated one hundred percent of the equity securities held in the trading portfolio through March 31, 2013.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the nine months ended September 30, 2014, commission revenue was $10.9 million, compared to $14.4 million for the nine months ended September 30, 2013.  The decrease in commission revenue of $3.6 million, or 24.6%, was the result of a decrease in the cost of certain reinsurance contracts upon which brokerage commissions are earned as well as overall changes in the structure of the reinsurance programs in effect during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Losses and LAE were $88.7 million for the nine months ended September 30, 2014 compared to $80.0 million for the same period in 2013. The increase in net losses and LAE of $8.7 million is driven by the decrease in the amount of loss and LAE ceded to reinsurers under our quota share reinsurance contracts effective with the 2014-2015 reinsurance program discussed above. The net loss and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 38.3% and 39.8% during the nine-month periods ended September 30, 2014 and 2013, respectively, and were comprised of the following components (in thousands):

	Nine Months Ended September 30, 2014
	Direct	Ceded	Net
Loss and loss adjustment expenses	$146,033	$57,348	$88,685
Premiums earned	$578,974	$347,517	$231,457
Loss & LAE ratios	25.2%	16.5%	38.3%

	Nine Months Ended September 30, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$154,547	$74,529	$80,018
Premiums earned	$590,792	$389,590	$201,202
Loss & LAE ratios	26.2%	19.1%	39.8%

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the nine months ended September 30, 2014, general and administrative expenses were $85.4 million, compared to $69.0 million for the same period in 2013. The overall increase in general and administrative expenses of $16.4 million, or 23.8%, includes an increase of $7.1 million in the amortization of net deferred policy acquisition costs resulting mostly from changes with the 2014-2015 reinsurance program including a reduction in the rate of ceded premium from 45% to 30% in our quota share contracts. We also had an increase of $4.1 million in the amount of stock-based compensation, and an increase of $1.8 million in advertising and promotional expenses. Also, our recovery of FIGA assessments declined by $3.6 million as compared to the same quarter last year. FIGA assessments are initially charged to insurance companies, which then are allowed to recover the assessed amounts from their policyholders. UPCIC recovered the vast majority of its most recent FIGA assessment over a 12-month period ending in early February 2014. We therefore recovered more of the assessment in 2013 than in 2014 due to the timing of the initial assessment and the associated recovery period. These increases were partially offset by a reduction of $1.1 million in regulatory fees.

Income taxes increased by $7.5 million, or 24.0% primarily as a result of an increase in income before income taxes. The effective tax rate increased to 42.6% for the nine months ended September 30, 2014 from 41.8% for the same period in the prior year primarily from an increase in the amount of non-deductible expenses including certain compensation.

Comprehensive income includes net income and other comprehensive income or loss.  The other comprehensive loss for the nine months ended September 30, 2014 and 2013, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss))”.

Analysis of Financial Condition—As of September 30, 2014 Compared to December 31, 2013

We believe that premiums will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	September 30,	December 31,
Type of Investment	2014	2013
Cash and cash equivalents	$170,352	$117,275
Restricted cash and cash equivalents	6,597	2,600
Fixed maturities	328,010	289,418
Equity securities	20,387	65,022
Short-term investments	37,473	—
Total	$562,819	$474,315

See Condensed Consolidated Statements of Cash Flows for explanations of changes in investments.

Prepaid reinsurance premiums represent the amount of ceded unearned premiums. The decrease of $45.9 million to $195.3 million is due to the reduction in the premium we cede to quota share reinsurers.

Reinsurance recoverable represents ceded losses and LAE. The decrease of $51.6 million to $56.2 million was primarily due to the reduction in the losses and LAE we cede to quota share reinsurers and also due to the timing of settlements and amounts available for right of offset with our reinsurers.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The increase of $12.3 million to $12.5 million as of September 30, 2014 was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Premiums receivable represent amounts due from policyholders. The increase of $8.2 million to $54.6 million reflects the seasonal pattern of written premium as described under “Overview”.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs and our unpaid losses and LAE.

Income taxes recoverable represent amounts due from taxing jurisdictions within one year and arise when tax payments exceed taxable income. Income taxes recoverable of $2.9 million as of September 30, 2014 includes $2.5 million recoverable for federal income taxes and $0.4 million recoverable for state income taxes.  Income taxes recoverable of $8.2 million as of December 31, 2013 were for federal income taxes.

Unearned premium represents the portion of direct written premium that will be earned pro rata in the future. The increase of $28.4 million to $411.9 million is due to the reduction in the premium we cede to quota share reinsurers.

Book overdrafts represent outstanding checks in excess of cash on deposit and are examined monthly to determine if legal right of offset exists for accounts with the same banking institution. The decrease of $9.1 million to $5.9 million in book overdrafts as of September 30, 2014 is attributed to an increase in cash deposits applied in the right to offset.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $16.0 million to $102.3 million as of September 30, 2014 was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Income taxes payable represent amounts due to taxing jurisdictions within one year and arise when taxable income exceeds tax payments. There were no income taxes payable as of September 30, 2014. Income taxes payable of $2.6 million as of December 31, 2013 were for state income taxes.

See Liquidity and Capital Resources for explanations of changes in long-term debt and treasury shares.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of September 30, 2014 was $170.4 million compared to $117.3 million at December 31, 2013. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2014 and December 31, 2013. The increase in cash and cash equivalents was driven by cash flows generated from operations in excess of those used for investing and financing activities. The balance of restricted cash and cash equivalents as of September 30, 2014 and December 31, 2013 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements. The balance of restricted cash and cash equivalents at September 30, 2014 also includes $3.4 million of cash earmarked for dividend payments payable on October 1, 2014.

As discussed in “Item 1 — Note 6 (Long-Term Debt)”, UIH entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank in March 2013, amended in May 2013. The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UIH. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. We had not drawn any amounts under the unsecured line of credit as of October 24, 2014.

In May 2013, UIH also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. also discussed in “Item 1 — Note 6 (Long-Term Debt)”. The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. We used the net proceeds of the Term Loan to repurchase 4,666,000 shares of common stock owned by Mr. Bradley Meier in May 2013. In May 2014, we made a principal payment of $6.0 million on the Term Loan. The Term Loan had a carrying amount of $13.1 million as of September 30, 2014.

Liquidity for UIH and its non-insurance subsidiaries is required to cover the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, and interest and principal payments on debt obligations. The declaration and payment of future dividends by UIH to its shareholders, and any future repurchases of UIH common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for UIH and its non-insurance subsidiaries include revenues generated from fees paid by the Insurance Entities to the managing general agency and for policy administration, inspections and claims adjusting services. Additional sources of liquidity include brokerage commissions earned on reinsurance contracts and any unused credit lines. UIH also maintains investments in equity securities which would generate funds upon sale.

Liquidity for the Insurance Entities is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses offset by recovery of any reimbursement amounts under our reinsurance agreements, fees paid to affiliates for managing general agency services, inspections and claims adjusting services, agent commissions, premium and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. The principal source of liquidity for the Insurance Entities consists of the revenue generated from the collection of net premiums, after deductions for expenses and the collection of reinsurance recoverable.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2014, we had total capital of $219.9 million, comprised of stockholders’ equity of $189.1 million and total long term debt of $30.8 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 14.0% and 16.3%, respectively, at September 30, 2014. At December 31, 2013, we had total capital of $212.8 million, comprised of stockholders’ equity of $175.6 million and total long term debt of $37.2 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 17.5% and 21.2%, respectively, at December 31, 2013. The increase in stockholders’ equity during the nine months ended September 30, 2014 is attributed to net income partially offset by dividends declared and common share repurchases.

At September 30, 2014, UPCIC was in compliance with all of the covenants under its surplus note and total adjusted capital surplus was in excess of regulatory requirements for both UPCIC and APPCIC. At September 30, 2014, UIH was in compliance with all of the covenants under the Term Loan and the DB Loan.

During the nine months ended September 30, 2014, we repurchased an aggregate of 1,225,000 shares of UIH’s common stock owned by Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer, as discussed under “Item 1 — Note 7 (Stockholders’ Equity)”. The repurchase cost was an aggregate of $14.7 million and was funded using cash on hand.

During the nine months ended September 30, 2014, we also repurchased an aggregate of 1,166,208 shares of UIH’s common stock in the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, as discussed under “Item 1 — Note 7 (Stockholders’ Equity)”. The repurchase cost was an aggregate of $15.0 million and was funded using cash on hand.

As discussed under “Item 1 — Note 12 (Commitments and Contingencies)”, in July 2013, UPCIC entered into a purchase agreement to acquire an office building adjacent to its principal office in Fort Lauderdale, Florida which provides that the closing for the sale of the property will take place no later than February 5, 2015. The closing is subject to certain closing conditions. The purchase price for the property is $5.99 million, and UPCIC will receive a credit toward the purchase price for a portion of the rent it pays under the lease agreement under which it currently leases the property. We currently intend to pay the purchase price using cash on hand.

Cash Dividends

On January 30, 2014, we declared a cash dividend of $0.10 per share on our outstanding common stock paid on March 3, 2014, to the shareholders of record at the close of business on February 19, 2014.

On April 16, 2014, we declared a cash dividend of $0.10 per share on our outstanding common stock paid on July 3, 2014, to the shareholders of record at the close of business on June 19, 2014.

On August 26, 2014, we declared a cash dividend of $0.10 per share on our outstanding common stock paid on October 1, 2014, to the shareholders of record at the close of business on September 23, 2014.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2014 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$136,915	$69,416	$44,087	$15,745	$7,667
Long-term debt	34,610	8,509	10,770	3,586	11,745
Operating leases	380	380	—	—	—
Employment Agreements (2)	10,149	8,468	1,681	—	—
Total contractual obligations (3)	$182,054	$86,773	$56,538	$19,331	$19,412

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2014.

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

(3)	Refer to “Liquidity and Capital Resources” for discussion of our intention to purchase a building in 2015.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. Under this guidance, for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt of the entity’s ability to continue as a going concern. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, but earlier adoption is permitted. The Company does not expect the adoption of this update to have a material effect on the presentation of the Company’s financial statements and notes herein.

In June 2014, the FASB issued guidance which clarifies that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. Compensation costs should reflect the amount attributable to the periods for which the requisite service has been rendered. Total compensation expense recognized during and after the requisite service period, which may differ from the vesting period, should reflect the number of awards that are expected to vest and should be adjusted to reflect the number of awards that ultimately vest. The guidance is effective for reporting periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on our results of operations, financial position or liquidity.

In May 2014, the FASB issued updated guidance to clarify the principles for revenue recognition. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts). Although insurance contracts are not within the scope of this updated guidance, the Company’s commission revenue, policy fees, and payment plan fees may be subject to this updated guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and earlier adoption is not permitted. The Company is in the process of evaluating the effect of adoption.

Related Party Transactions

See “Item 1 — Note 8 (Related Party Transactions)” for information about related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of September 30, 2014, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices. See “Item 1 — Note 3 (Investments)” for a schedule of investment holdings as of September 30, 2014 and December 31, 2013. To a lesser extent, we also have exposure on our debt obligations which are in the form of a surplus note, and on any amounts we draw under the DB Loan. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Draws under the DB Loan accrue interest at a rate based on LIBOR or Deutsche Bank’s prime rate plus an applicable margin.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	September 30, 2014
	Amortized Cost								Fair Value
	2014	2015	2016	2017	2018	Thereafter	Other (1)	Total	Total
Fixed income investments	—	$84,767	$60,936	$36,644	$56,042	$16,219	$99,653	$354,261	$352,983
Weighted average interest rate	—	0.99%	1.16%	3.03%	1.70%	2.88%	2.08%	1.74%	1.74%

	December 31, 2013
	Amortized Cost								Fair Value
	2014	2015	2016	2017	2018	Thereafter	Other (1)	Total	Total
Fixed income investments	$3,827	$47,366	$62,287	$27,668	$54,201	$4,588	$91,502	$291,439	$289,418
Weighted average interest rate	7.43%	1.16%	1.29%	3.88%	1.79%	1.97%	1.73%	1.84%	1.83%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates which differ from the book yield of the fixed maturities. The fixed maturity investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock and mortgage-backed and asset-backed securities. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity investments in our available for sale portfolio at September 30, 2014 was 2.1 years.

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

The following table provides information about the composition of equity securities held in the Company’s available for sale portfolio as of the dates presented (in thousands):

	September 30, 2014		December 31, 2013
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$250	1.2%	$9,295	14.3%
Mutual funds	20,137	98.8%	55,727	85.7%
Total equity securities	$20,387	100.0%	$65,022	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2014, would have resulted in decreases of $4.1 million, in the fair value of the equity securities investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2014, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation in the normal course of our business. As of September 30, 2014, we were not a party to any non-routine litigation that is expected by management to have a material effect on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

In the opinion of management, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary UIH’s repurchases of common stock for the three months ended September 30, 2014 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs
7/1/14 - 7/31/14	214,716	$12.58	214,716	—
8/1/14 - 8/31/14	195,682	$13.52	195,682	—
9/1/14 - 9/30/14	309,539	$13.33	309,539	—
Total	719,937	$13.16	719,937	—

(1)

Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions. We repurchased these shares in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Under the DB Loan and Term Loan, so long as any amounts are outstanding thereunder, UIH will be restricted from paying dividends to its shareholders if an event of default (or an event, the giving of notice of which or with the lapse of time or both, would become an event of default) is continuing at the time of and immediately after paying such dividend. No amounts were outstanding under the DB Loan as of September 30, 2014. The Term Loan had a carrying value of $13.1 million as of September 30, 2014.

Item 6. Exhibits

Exhibit No.	Exhibit

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS-XBRL	Instance Document *

101.SCH-XBRL	Taxonomy Extension Schema Document *

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document *

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document *

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document *

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document *
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: October 30, 2014	/s/ Sean P. Downes
Sean P. Downes, President and Chief Executive Officer

Date: October 30, 2014	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer