Form 10-K
period 2014-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2015-02-25
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2014: $408,384,004.

Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 18, 2015: 35,310,017

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

The Company

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in 1990. The name was changed to Universal Insurance Holdings, Inc. in 2001. UIH and its wholly-owned subsidiaries (“we” or the “Company”) have evolved into a vertically integrated insurance holding company. Our insurance products are offered to our customers through Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities.” Substantially all aspects of insurance underwriting, distribution and claims processing are performed by our subsidiaries. Our principal executive offices are located at 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309, and our telephone number is (954) 958-1200.

In 1997, we organized, UPCIC, as part of our strategy to take advantage of what management believed to be profitable business and growth opportunities in Florida’s residential property and casualty insurance marketplace. UPCIC was formed to participate in the transfer of homeowners’ insurance policies from the Florida Residential Property and Casualty Joint Underwriting Association (“JUA”). UPCIC began operating as a Florida licensed property and casualty insurance company and acquired homeowners’ insurance policies issued by the JUA in 1997.  Since then, UPCIC has produced its insurance policies through its network of independent insurance agents.

In 2006, we acquired all of the outstanding common stock of Atlas Florida Financial Corporation, which owned all of the outstanding common stock of Sterling Premium Finance Company, Inc. (“Sterling”), from certain of our executive officers for $50,000, which approximated Sterling’s book value. Sterling was renamed Atlas Premium Finance Company and commenced offering premium finance services in November 2007.

We formed Blue Atlantic Reinsurance Corporation (“BARC”) in 2007 as a wholly owned subsidiary of UIH to be a reinsurance intermediary broker. BARC became licensed by the Florida Department of Financial Services as a reinsurance intermediary broker on January 4, 2008.

In 2008, we formed a second Florida property and casualty insurance subsidiary, Infinity Property and Casualty Insurance Company (“Infinity”), which was subsequently renamed American Platinum Property and Casualty Insurance Company.

Insurance Business

The Florida Insurance Code currently requires that residential property insurers holding a certificate of authority before July 1, 2011, such as our Insurance Entities, maintain capitalization, referred to as “minimum capitalization,” equivalent to the greater of ten percent of the insurer’s total liabilities or $5 million. The dollar amount for the minimum capitalization is scheduled to increase to $10 million on July 1, 2016 and then to $15 million on July 1, 2021. Both Insurance Entities’ statutory capital and surplus exceeded the minimum capitalization requirements as of December 31, 2014. The Insurance Entities are also required to adhere to prescribed premium-to-capital surplus ratios which were also met as of December 31, 2014.

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

UPCIC is licensed to transact insurance business in Delaware, Florida, Georgia, Hawaii, Indiana, Maryland, Massachusetts, North Carolina, Pennsylvania and South Carolina. APPCIC is licensed to transact insurance business only in Florida.  Also see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion on our growth strategy and geographical diversification.

The Insurance Entities’ average annual premium for policies in force as of December 31, 2014 was approximately $1,428.

The geographical distribution of the Insurance Entities’ policies in force and total insured values were as follows as of December 31, 2014 (dollars in thousands):

	As of December 31, 2014
			Total Insured
State	Count	%	Value	%
Florida	506,913	91.1%	$115,248,811	87.9%
Other states	49,435	8.9%	15,874,916	12.1%
Grand Total	556,348	100.0%	$131,123,727	100.0%

The geographical distribution of the Insurance Entities’ policies in force and total insured values for Florida by county were as follows as of December 31, 2014 (dollars in thousands):

	As of December 31, 2014
			Total Insured
County	Count	%	Value	%
South Florida
Broward	60,383	11.9%	$16,135,160	14.0%
Palm Beach	59,275	11.7%	14,575,531	12.6%
Miami-Dade	40,670	8.0%	8,826,625	7.7%
South Florida exposure	160,328	31.6%	39,537,316	34.3%
Other significant* Florida counties
Pinellas	35,930	7.1%	5,904,253	5.1%
Lee	29,048	5.7%	4,853,818	4.2%
Collier	22,132	4.4%	3,843,641	3.3%
Hillsborough	21,101	4.2%	5,249,383	4.6%
Polk	19,774	3.9%	5,930,048	5.2%
Escambia	19,600	3.9%	5,416,770	4.7%
Brevard	18,958	3.7%	3,759,536	3.3%
Orange	16,741	3.3%	3,789,422	3.3%
Sarasota	15,273	3.0%	2,429,822	2.1%
Pasco	11,385	2.2%	3,722,460	3.2%
Total other significant* counties	209,942	41.4%	44,899,153	39.0%

			Total Insured
Summary for all of Florida	Count	%	Value	%
South Florida exposure	160,328	31.6%	39,537,316	34.3%
Total other significant* counties	209,942	41.4%	44,899,153	39.0%
Other Florida counties	136,643	27.0%	30,812,342	26.7%
Total Florida	506,913	100.0%	$115,248,811	100.0%

*	Significant counties defined as policy count or insured value greater than 2.50% of total policy count or total insured value for policies in force as of December 31, 2014.

The total policies in force as of December 31, 2014 including and excluding wind coverage is as follows (dollars in thousands):

	As of December 31, 2014
			Total Insured
Type of coverage	Count	%	Value	%
Policies with wind coverage	543,419	97.7%	$128,604,814	98.1%
Policies without wind coverage	12,929	2.3%	2,518,913	1.9%
Grand Total	556,348	100.0%	$131,123,727	100.0%

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

Atlas Premium Finance Company offers premium finance services to policyholders of the Insurance Entities. BARC serves as a reinsurance intermediary on behalf of URA for the Insurance Entities. Universal Logistics Corporation assists with operational duties associated with our day-to-day business.

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

Coastal Homeowners Insurance Specialists, Inc., (“Coastal”) a wholly owned subsidiary of UIH, was incorporated in Florida in July 2001.  This entity represents our agency operations and generates income from commissions and other charges for servicing policies when agents leave the Insurance Entities’ agent network.  Coastal also serves as an alternative to independent agents and provides quotes on the Insurance Entities’ websites.

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

The Insurance Entities rely on reinsurers to limit the amount of risk retained under their policies and to increase their ability to write additional risks. Our intention is to limit the Insurance Entities’ exposure and therefore protect their capital, even in the event of catastrophic occurrences, through reinsurance agreements.  The Insurance Entities also must participate in the Florida Hurricane Catastrophe Fund (“FHCF”).  Residential insurers transacting business in Florida must purchase certain reimbursement protection from the FHCF. Most property and casualty insurers operating in Florida, including the Insurance Entities, are subject to assessment if the FHCF lacks sufficient claims-paying resources to meet its reimbursement obligations to insurers.  The Insurance Entities obtain a significant portion of their reinsurance coverage from the FHCF.

Our reinsurance program consists of excess of loss, quota share and catastrophe reinsurance for multiple hurricanes. Our catastrophe reinsurance program is subject to the terms and limitations of the reinsurance contracts and currently covers certain levels of the Insurance Entities’ projected exposure through three catastrophe events.

Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. However, see “Item 1A. Risk Factors — Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded risks, which could have a material adverse effect on our operating results and financial condition.” While ceding premiums to reinsurers reduces the Insurance Entities’ risk of exposure in the event of catastrophic losses, it also reduces their potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our Insurance Entities’ reinsurance is typical of companies similar in size and geographic exposure in the homeowners’ insurance industry.

UPCIC has in recent years purchased reinsurance coverage up to and above the 100-year “Probable Maximum Loss” (“PML”). PML is a general concept applied in the insurance industry for defining high loss scenarios that should be considered when underwriting insurance risk. Catastrophe models such as AIR CLASIC/2 and RMS Risk Link, produce loss estimates that are quantified in terms of dollars and probabilities. The Insurance Entities’ PML amounts are modeled using both the AIR CLASIC/2 and RMS Risk Link versions in effect at the date of the calculation. Probability of exceedance or the probability that the actual loss level will exceed a particular threshold is a standard catastrophe model output. For example, the 100-year PML represents a 1.00% Annual Probability of Exceedance. It is estimated that the 100-year PML is likely to be equaled or exceeded in one year out of 100 on average, or 1 percent of the time. It is the 99th percentile of the annual loss distribution. However, as the Insurance Entities write policies throughout the year, the 100-year PML will change. It is possible that the reinsurance in place may not always surpass the 100-year PML at every point in time in one specific model. In addition, modeling results are merely estimates and are subject to various assumptions. Please see “Item 1A. Risk Factors — As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.”

Although we use what we believe to be widely recognized and, commercially available models to estimate hurricane loss exposure, discrepancies between the assumptions and scenarios utilized in the models and the characteristics of future hurricane events could result in losses that are not covered by the Insurance Entities’ reinsurance program. See “Item 1A. Risk Factors — As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.”

Liability for Unpaid Losses and LAE

The liability for unpaid losses and loss adjustment expenses (“LAE”) periodically established by the Insurance Entities, also known as reserves, are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates necessarily will be based on certain assumptions related to the ultimate cost to settle such claims. There is an inherent degree of uncertainty involved in the establishment of a reserve for unpaid losses and LAE and there may be substantial differences between actual losses and the Insurance Entities’ reserve estimates.  We rely on industry data, as well as the expertise and experience of independent actuaries in an effort to establish accurate estimates and an adequate liability. Furthermore, factors such as storms and weather conditions, climate changes and patterns, inflation, claim settlement patterns, legislative activity and litigation trends may have an impact on the Insurance Entities’ future loss experience.

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

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR. However, if our liability for unpaid losses and LAE proves to be inadequate, we will be required to increase the liability with a corresponding reduction in net income in the period in which the deficiency is identified. Future losses in excess of established liabilities for unpaid losses and LAE could have a material adverse effect on our business, results of operations and financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Investments

We also generate income by investing funds in excess of those retained for claims-paying obligations and insurance operations. We conduct these investment activities through each of the Insurance Entities and UIH. We have retained investment advisers to advise us and manage the investment portfolio. Our investment committee reports overall investment results to our Board of Directors, at least on a quarterly basis. Our investment advisers may assist in such reports to the Board of Directors.

The investment activities of the Insurance Entities are subject to regulation and supervision by the OIR. See “Government Regulation and Initiatives” below. The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities accordingly limit the amount of investments in, among other things, non-investment grade fixed maturity securities (including high-yield bonds) and the amount of total investments in preferred stock and common stock. While we seek to appropriately limit the size and scope of investments in the UIH portfolio, UIH is not similarly restricted by Florida law. Therefore, the investments made by UIH may significantly differ from those made by the Insurance Entities. We do not purchase securities on margin. As of December 31, 2014, approximately 99% of our portfolio was held by our Insurance Entities and 1% was held by UIH.

See “Item 8 — Note 3 (Investments)” for more information about our investments.

Government Regulation and Initiatives

UPCIC is organized, licensed and domiciled in the State of Florida as a property and casualty insurer, and is licensed to transact insurance business in Delaware, Florida, Georgia, Hawaii, Indiana, Maryland, Massachusetts, North Carolina, Pennsylvania and South Carolina.  APPCIC is organized, licensed and domiciled in the State of Florida and is licensed to transact insurance business only in Florida.  Although UPCIC is regulated by state insurance regulators and applicable state insurance laws in each state where it is licensed, the principal insurance regulatory authority of each of UPCIC and APPCIC is the OIR.  The OIR also regulates Atlas Premium Finance Company.  A separate agency, the Florida Department of Financial Services, is responsible for the licensure and regulation of the Company’s managing general agency and insurance agency subsidiaries.  These subsidiaries also are subject to state licensing laws and regulations in other states in which they transact business on behalf of UPCIC.  Likewise, the independent agents that transact business on behalf of the Insurance Entities are subject to state licensing laws and regulations in the states in which they operate.

State insurance authorities have broad regulatory, supervisory and administrative authority with respect to various aspects of the insurance business. Such authority includes but is not limited to: the granting and revocation of licenses to transact business; the enforcement of standards applicable to advertising, marketing, rating and underwriting practices; the enforcement of standards of solvency; the nature of, and limitations on, investments; limitations on the payment of dividends and distributions; the review and approval of policy forms and rates; the periodic examination of the affairs of insurance companies; the review and approval of certain affiliate transactions; enforcement of unfair trade and claims practices; and the form and content of required financial statements. Also, applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or rehabilitation of insurance companies. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

While the federal government currently does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas can significantly affect the insurance business.  In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established a federal office to monitor the insurance industry and certain lines of business.  See “—Federal Oversight”.  It is not possible to predict the future impact of changing state or federal regulation on the operations of the Company.  See “Risk Factors—Risks Related to the Insurance Industry —We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth”.

National Association of Insurance Commissioners (“NAIC”)

The NAIC is an organization whose mandate is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC also provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, model insurance laws and regulations are only effective when adopted by the states, and statutory accounting and reporting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of the Insurance Entities.  The Company cannot predict what additional compliance costs these pending model laws or regulations may impose if adopted by Florida in the future.

Insurance Holding Company Laws

UIH, as the indirect parent company of the Insurance Entities, and Universal Insurance Holding Company of Florida (“UIHCF”), as the direct parent company of the Insurance Entities, are subject to the insurance holding company laws of the State of Florida.  These laws generally require an authorized insurer that is a member of a holding company system to register with the OIR and to furnish annually financial and other information about the operations of companies within the holding company system.  Generally, material transactions between UPCIC or APPCIC and another company in the holding company system, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and require prior notice and non-disapproval by the OIR.

The Florida Insurance Code prohibits any person from acquiring control of UIH, UIHCF or the Insurance Entities unless that person has filed a notification with specified information with the OIR and has obtained the OIR’s prior approval.  Under the Florida Insurance Code, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted.  Some U.S. state insurance laws require prior notification to state insurance regulators of an acquisition of control of a non-domiciliary insurance company doing business in that state.  These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of UIH (in particular through an unsolicited transaction), even if the shareholders of UIH might consider such transaction to be desirable.

In 2014, the Florida legislature adopted certain provisions of the NAIC’s Insurance Holding Company System Regulatory Model Act and Regulation (the “Amended Holding Company Model Act”).  The new laws introduce the concept of “enterprise risk” within an insurance holding company system.  These laws impose more extensive informational requirements on parents and other affiliates of licensed insurers with the purpose of protecting the licensed companies from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies.  UIH’s first enterprise risk report will be due by April 1, 2015.  We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these changes may impose on us and our Insurance Entities.

Financial Reporting

The Insurance Entities prepare and file quarterly and annual financial statements in a format established by the NAIC and adopted by administrative rules in Florida as the Insurance Entities’ domiciliary state.  The Insurance Entities’ financial statements are prepared in accordance with statutory accounting principles, which differ from U.S. GAAP.

Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic financial examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states.  Under Florida law, these examinations generally occur every five years, although the OIR may conduct limited or full scope reviews more frequently.   The financial examination reports are available to the public at the conclusion of the examination process.  In addition, state insurance regulatory authorities may make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations.  These inquiries or examinations may address, among other things, the form and content of disclosures to consumers, advertising, sales practices, claims practices and complaint handling.  The reports arising from insurance authorities’ examination processes typically are available to the public at the conclusion of the examinations.

Capital Requirements

State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios.  Among these tools, regulatory authorities use a risk-based capital (“RBC”) model to monitor and regulate the solvency of licensed property and casualty insurance companies.   Insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy.  As of December 31, 2014, the Insurance Entities’ capital and surplus exceeded applicable statutory and RBC requirements.  The calculation of RBC requires certain judgments to be made and depends on the Insurance Entities’ financial positions as of a specific date, typically at the end of a calendar year.  Accordingly, the Insurance Entities’ current RBC may be greater or less than the RBC calculated as of any other date of determination.

Restrictions on Dividends and Distributions

State insurance laws govern the payment of dividends by insurance companies.  Under the Florida Insurance Code, the Insurance Entities generally may pay dividends from statutory unassigned surplus subject to limitations based on the Insurance Entities’ levels of statutory net income and statutory capital and surplus.  The maximum dividends that may be paid by the Insurance Entities without prior regulatory approval is limited to the greater of statutory net income from operations for the preceding calendar year or 10.0% of statutory unassigned surplus as of the preceding year end.  These dividends are referred to as “ordinary dividends.”  However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend generally is considered an “extraordinary dividend” and is subject to prior regulatory approval. Dividends paid by the Company’s subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code.  Dividends paid to the Company’s shareholders in 2014 were paid from the earnings of the Company and its non-insurance subsidiaries and not from the capital and surplus of the Insurance Entities.

Federal Oversight

Although the insurance business in the United States is primarily regulated by the states, federal initiatives can affect the Company’s business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, privacy regulation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.

Privacy Regulation

Federal and state laws and regulations require financial institutions to protect the security and confidentiality of non-public personal information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of non-public personal information.

Statutory Insurance Organizations

Many states in which the Insurance Entities operate have statutorily-mandated insurance organizations or other insurance mechanisms in which the Insurance Entities are required to participate or to potentially pay assessments.  Each state has insurance guaranty association laws providing for the payment of policyholders’ claims when insurance companies doing business in that state become impaired or insolvent.  These guaranty associations typically are funded by assessments on insurance companies transacting business in the respective states.  When the Insurance Entities are subject to assessments they generally must remit the assessed amounts to the guaranty associations.  The Insurance Entities may subsequently seek to recover the assessed amounts through recoupments from policyholders or, in some cases, credits against future premium tax obligations.  The Insurance Entities might not be able to fully recoup the amounts of those assessments.  While the Company cannot predict the amount or timing of future guaranty association assessments, the Company believes that any such assessments will not have a material effect on the Company’s financial position or results of operations

Several states, including Florida, have insurance mechanisms that provide insurance to consumers who are not otherwise able to obtain coverage in the private insurance market.  The largest such insurance mechanism is Florida’s Citizens Property Insurance Corporation (“Citizens”).  The degree to which these state-authorized insurance mechanisms compete with private insurers such as the Insurance Entities varies over time depending on market and public policy considerations beyond the Company’s control.  If these insurance mechanisms do not have sufficient resources to meet their claims obligations, the Insurance Entities might be required to pay assessments that are then recouped from policyholders or to add surcharges to their premiums for collection from policyholders and remittance.  As indicated above under Government Regulation and Initiatives, most property and casualty insurers operating in Florida, including the Insurance Entities, are subject to assessment if the FHCF lacks sufficient claims-paying resources to meet its reimbursement obligations to insurers.  FHCF assessments are added to policyholders’ premiums and are collected and remitted by the Insurance Entities.

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

The premiums charged by the Insurance Entities to policyholders are affected by legislative enactments and administrative rules, including state-mandated programs requiring residential property insurance companies like ours to provide premium discounts when policyholders verify that insured properties have certain construction features or other windstorm loss reduction features. The level of required premium discounts may exceed the expected reduction in losses associated with the construction features for which the discounts are provided. Although the Insurance Entities may submit rate filings to address any premium deficiencies, those rate filings are subject to regulatory oversight and may not be approved.

On February 7, 2013, we announced that UPCIC received approval from the OIR for premium rate increases for its homeowners and dwelling fire programs within Florida. The premium rate increases were expected to average approximately 14.1% statewide for its homeowners program and 14.5% for its dwelling fire program. The effective dates for the homeowners program rate increase were January 18, 2013, for new business and March 9, 2013, for renewal business. The effective dates for the dwelling fire program rate increase were January 14, 2013, for new business and March 3, 2013, for renewal business. In late 2013, UPCIC secured approval for an overall rate decrease for homeowners in the amount of 2.4%, effective in early 2014. In addition, an increase in UPCIC’s average dwelling fire rates of 8.1% also became effective in early 2014.

On January 13, 2015 the North Carolina Rating Bureau announced the implementation of the North Carolina Commissioner of Insurance’s Order calling for an overall statewide homeowners’ insurance rate change of 0.0%, resulting in a decrease of 0.3% for the owners forms, an increase of 11.2% for the tenants forms and an increase of 8.1% for the condominiums forms.   These changes are applicable to all new and renewal policies effective on or after June 1, 2015.  Based on the distribution of UPCIC’s North Carolina portfolio of homeowners’ risks as of December 31, 2014, we estimate that the impact of these approved rate changes results in an overall rate increase of 0.6% in UPCIC’s in force North Carolina premium.

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

Employees

As of February 12, 2015, we had 335 full-time employees. None of our employees are represented by a labor union.

Available Information

Our internet address is http://www.universalinsuranceholdings.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

Risks Relating to the Property-Casualty Business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including wildfires, tornadoes, hurricanes, tropical storms, sinkholes and certain types of terrorism. Because of our concentration in Florida, we are particularly exposed to hurricanes and windstorms affecting Florida.  We may incur catastrophe losses in excess of: those experienced in prior years; those estimated by a catastrophe model we use; the average expected level used in pricing; and our current reinsurance coverage limits.

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

Although we use widely recognized and commercially available models to estimate hurricane loss exposure, other models exist that might produce higher or lower loss estimates. The loss estimates developed by the models are dependent upon assumptions or scenarios incorporated by a third-party developer and by us (or our representatives). However if these assumptions or scenarios do not reflect the characteristics of future catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we could have exposure for losses not covered by our reinsurance program.

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

Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition

Recorded claim reserves in the property-casualty business are based on our best estimates of losses, both reported and IBNR, after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered which include but are not limited to changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.

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

However, there are inherent limitations in all of these strategies and no assurance can be given that an event or series of events will not result in loss levels in excess of our probable maximum loss models, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition or results of operations.

These risks may be heightened during difficult economic conditions such as those recently experienced in Florida and elsewhere.

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business or to adequately mitigate our exposure to loss

Our reinsurance program is designed, utilizing our risk management methodology, to help mitigate our exposure to catastrophes. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for our cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, or develop or seek other alternatives.

Regulation limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability

From time to time, political dispositions affect the insurance market, including efforts to effectively maintain rates that allow us to reach targeted levels of profitability. Despite efforts to remove politics from insurance regulation, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, can act in ways that impede a satisfactory correlation between rates and risk. Such acts may affect our ability to obtain approval for rate changes that may be required to attain rate adequacy along with targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk may be dependent upon the ability to adjust rates for our cost.

Additionally, we are required to participate in guaranty funds for insolvent insurance companies and other statutory insurance entities. The guaranty funds and other statutory entities periodically levy assessments against all insurance companies doing business in the state and the amounts and timing of those assessments are unpredictable. Our operating results and financial condition could be adversely affected by any of these factors.

The potential benefits of implementing our profitability model may not be fully realized

We believe that our profitability model has allowed us to be more competitive and operate more profitably than other similarly situated insurers. However, because many of our competitors have adopted underwriting criteria and sophisticated models similar to those we use and because other competitors may follow suit, our competitive advantage could decline or be lost. Competitive pressures could also force us to modify our profitability model. Furthermore, we cannot be assured that the profitability model will accurately reflect the level of losses that we will ultimately incur from the business generated.

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

Renewed weakness in the Florida real estate market could adversely affect our loss results

As of December 31, 2014, approximately 91% of our policies in force and 88% of total insured values were derived from customers located in Florida. In recent years, Florida experienced a significant economic downturn and among the highest real estate value diminution in the country. While the real estate market in Florida appears to be on the rebound, renewed weakness in that market could result in fewer home sales, which may adversely affect the number of policies we are able to sell and/or the rates we are able to charge to customers. Additionally, higher incidents of foreclosed or vacant homes may result in increased claims activity under residential insurance policies, which could negatively affect our operating results.

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

Because we conduct the majority of our business in Florida, our financial results substantially depend on the regulatory, economic and weather conditions present in that state

Though we are licensed to transact insurance business in Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, North Carolina, Pennsylvania and South Carolina, we still write a substantial majority of our premium in Florida; therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified.

We are subject to increased exposure to certain catastrophic events such as hurricanes, as well as an increased risk of resulting losses. The occurrence of one or more catastrophic events or other conditions affecting losses in Florida may cause a material adverse effect on our results of operations and financial condition.

We have been entering and in the future may enter new markets, but there can be no assurance that our diversification strategy will be effective

Although we intend to continue focusing on Florida as a key market for our insurance products, we have in the past, and may in the future, seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in this diversification. Additionally, in order to carry out any such strategy, we would need to obtain the appropriate licenses from the insurance regulatory authority of any such state if we are not currently licensed to transact business in any state.

Because we rely on insurance agents, the loss of these agent relationships or our ability to attract new agents could have an adverse impact on our business

We currently market our policies to a broad range of prospective policyholders through approximately 7,000 independent insurance agents. Many of these agents are independent insurance agents that own their customer relationships, and our agency contracts with them limit our ability to directly solicit business from our existing policyholders. Independent agents most commonly represent other insurance companies, and we do not control their activities. Certain of those insurance companies pay higher commissions than we do, provide services to the agents that we do not provide, or are otherwise more attractive to the agents than we are.  We cannot assure you that we will retain our current relationships, or be able to establish new relationships, with insurance agents.  The loss of these marketing relationships could adversely impact our ability to attract new agents, retain our agency network, or write new or renewal insurance policies.

Changes to Florida’s wind mitigation discount law could materially affect our income

Florida law currently mandates that insurance companies offer a reduction in insurance premiums for policyholders whose properties have certain features that increase such properties’ ability to withstand windstorm damage, based on an inspection of such properties.  Changes to the current wind loss mitigation program in Florida could require that we provide greater premium discounts or reconfigure existing discount programs, which could affect our income.

Risks Relating to Investments

We are subject to market risk which may adversely impact investment income

Our primary market risk exposures are changes in equity prices and interest rates. A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new interest bearing investments that may yield less than our portfolio’s average rate of return. A decline in market interest rates could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could also have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed maturity securities that comprise a large portion of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities.

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

Risks Relating to the Insurance Industry

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

The laws and regulations affecting the insurance industry are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and achieve or improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by us. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

The Insurance Entities are highly regulated by state insurance authorities in Florida, the state in which each is domiciled, and UPCIC is also regulated by state insurance authorities in the other states in which it conducts business.  Such regulations, among other things, require that certain transactions between the Insurance Entities and their affiliates must be fair and reasonable and require prior notice and non-disapproval by the applicable state insurance authority.  State regulations also limit the amount of dividends and other payments that can be made by the Insurance Entities without prior regulatory approval and impose restrictions on the amount and type of investments the Insurance Entities may have. These regulations also affect many other aspects of the Insurance Entities’ businesses. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase UIH’s direct and indirect compliance efforts and other expenses of doing business.  If the Insurance Entities fail to comply with applicable regulatory requirements, the regulatory agencies can revoke or suspend their licenses, withhold or withdraw required approvals, require corrective action and impose operating limitations, impose penalties or pursue other remedies available under applicable laws and regulations.

State legislatures and insurance regulators regularly re-examine existing laws and regulations applicable to insurance companies and their products.  Changes in these laws and regulations, or in interpretations thereof, can be made for the benefit of the consumer, or for other reasons, at the expense of insurers, and thus could have an adverse effect on UIH’s financial condition and results of operations.

Recently there has been increased scrutiny of the insurance regulatory framework in the United States and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance companies.  The Insurance Entities’ domiciliary state has adopted legislation introducing the concept of “enterprise risk” within an insurance holding company system.  These new laws impose more extensive informational requirements on parents and other affiliates of licensed insurers with the purpose of protecting the licensed companies from enterprise risk.  The new laws require the ultimate controlling person of an insurance holding company system to file an annual enterprise risk report identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies.  While UIH believes the Company is well prepared to comply with the new laws, UIH cannot guarantee the impact of any interpretations of the new law or the potential impact of other proposed or future legislation or rule-making in the U.S. or elsewhere would not have an adverse effect on UIH’s results of operations or financial condition.

Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including employee benefits regulation, age, sex and disability-based discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. The Dodd-Frank Act created the Federal Insurance Office within the U.S. Department of the Treasury headed by a Director appointed by the Treasury Secretary.  The Federal Insurance Office is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role.  Nonetheless, these activities could ultimately lead to changes in the regulation of insurers and reinsurers in the United States, including insurance group holding companies. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement.

In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies.  We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

UIH is a holding company and, consequently, its cash flow is dependent on dividends, interest and other permissible payments from its subsidiaries

UIH is a holding company that conducts no insurance operations of its own.  All operations are conducted by the Insurance Entities and by other operating subsidiaries that primarily support the business of the Insurance Entities.  As a holding company, UIH’s sources of cash flow consist primarily of dividends, interest and other permissible payments from its subsidiaries.  The ability of the Insurance Entities to make such payments is limited by applicable law, as set forth in Item 1, “Business—Insurance Operations—Government Regulation and Initiatives—Restrictions on Dividends and Distributions” in this Form 10-K.  The ability of our other subsidiaries to pay dividends may be adversely affected by reductions in the premiums or number of policies written by the Insurance Entities, by changes in the terms of the parties’ contracts, or by changes in the regulation of insurance holding company systems.  UIH depends on such payments for general corporate purposes, for its capital management activities and payment of any dividends to its common shareholders.  For more details on our cash flows, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-K.

UIH could be adversely affected if the Insurance Entities’ controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective

The Insurance Entities’ business is highly dependent on the ability to engage on a daily basis in a large number of insurance underwriting, claims processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable guarantee that the control system’s objectives will be met. The Insurance Entities’ failure to comply with these guidelines, policies or standards could lead to financial loss, unanticipated risk exposure, regulatory sanctions or penalties, civil or administrative litigation, or damage to UIH’s reputation.

Litigation or regulatory actions could have a material adverse impact on UIH

The Insurance Entities and their affiliates from time to time are subject to civil or administrative actions and litigation.  Civil litigation frequently results when the Insurance Entities do not pay insurance claims in the amounts or at the times demanded by policyholders or their representatives.  The Insurance Entities also may be subject to litigation or administrative actions arising from the conduct of their business and the regulatory authority of state insurance departments.  Further, the Company and its subsidiaries are subject to other types of litigation inherent in operating their businesses, employing personnel, contracting with vendors and otherwise carrying out their affairs.  Current and future litigation or regulatory matters may negatively affect UIH by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring UIH to change certain aspects of its business operations, diverting management attention from other business issues, harming UIH’s reputation with customers or making it more difficult to retain current customers and to recruit and retain employees or agents. See “Item 8 — Note 5 (Insurance Operations) and Note 15 (Commitments and Contingencies)”.

The amount of statutory capital that each of the Insurance Entities has and the amount of statutory capital it must hold can vary and is sensitive to a number of factors outside of UIH’s control, including market conditions and the regulatory environment and rules

Insurance regulators adopt accounting standards and statutory capital and reserve requirements for the Insurance Entities.  In addition, the rating agencies responsible for reviewing the Insurance Entities have their own metrics for evaluating the Insurance Entities’ financial strength.  In any particular year, the Insurance Entities’ statutory surplus amounts and financial ratios may change depending on a variety of factors.  Further, the requirements and ratios adopted by regulatory authorities or rating agencies may change over time.  The Insurance Entities’ failure to maintain compliance with current or future requirements could adversely affect our business.

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

The insurance industry is highly competitive. Many of our competitors have well-established national reputations and market similar products. In addition, we compete with companies that have greater capital resources and longer operating histories as well as with newly formed and less capitalized companies that might have more aggressive underwriting or pricing strategies.  Because of the competitive nature of the insurance industry, including competition for producers such as independent agents, there can be no assurance that we will continue to develop and maintain productive relationships with independent agents, effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistent with our business goals.

Difficult conditions in the economy generally could adversely affect our business and operating results

In recent years, the United States economy has experienced widespread job losses, higher unemployment, lower consumer spending, declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, past disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, affected the ability of borrowers to refinance loans at more affordable rates.  A general economic slowdown also could adversely affect us in the form of consumer behavior and pressure on our investment portfolio.  We cannot predict the likelihood of a future recession, but as with most businesses, we believe a longer or more severe recession than the one recently experienced could have an adverse effect on our business and results of operations.

A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

Financial Stability Ratings® are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; a change in the perceived adequacy of an insurer’s reinsurance program; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be within an insurer’s control. Demotech, Inc., has assigned a Financial Stability Rating® of A for the Insurance Entities. Because these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in or withdrawal of these ratings, or a decision by Demotech to require the Insurance Entities’ parent company to make a capital infusion into the Insurance Entities to maintain their ratings, may adversely affect our liquidity, operating results and financial condition.  Financial Stability Ratings® are primarily directed towards policyholders of the Insurance Entities, and are not evaluations directed toward the protection of investors in the Insurance Entities’ ultimate parent, including holders of the Company’s common stock, and are not recommendations to buy, sell or hold securities.

Our insurance subsidiaries are subject to examination and actions by state insurance departments

The Insurance Entities are subject to extensive regulation in the states in which they do business. State insurance regulatory agencies conduct periodic examinations of the Insurance Entities on a wide variety of matters, including policy forms, premium rates, licensing, trade and claims practices, investment standards and practices, statutory capital and surplus requirements, reserve and loss ratio requirements and transactions among affiliates. Further, the Insurance Entities are required to file annual and other reports with state insurance regulatory agencies relating to financial condition, holding company issues and other matters. If an insurance company fails to obtain required licenses or approvals, or if the Insurance Entities fail to comply with other regulatory requirements, the regulatory agencies can suspend or revoke their licenses, withdraw or withhold required approvals, require corrective action and impose operating limitations, penalties or other remedies available under applicable laws and regulations.

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded risks, which could have a material adverse effect on our operating results and financial condition

Reinsurance does not legally discharge us from our primary liability for the full amount of the risk we insure, although it does make the reinsurer liable to us in the event of a claim. As such, we are subject to credit risk with respect to our reinsurers. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions under our reinsurance contracts for covered events such as windstorms, vandalism, brush fires, earthquakes and riots or are excluded explicitly for events such as a chemical terrorism event impacting our policyholders and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition. In addition, we may not buy enough reinsurance to cover a single substantial storm or multiple storms going forward or be able to timely or cost-effectively obtain reinsurance.  The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program and for losses that otherwise are not covered by the reinsurance program.

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

Loss of key executives could affect our operations

Our future operations will depend in large part on the efforts of our Chairman, President and Chief Executive Officer, Sean P. Downes, and on the efforts of our Chief Operating Officer, Jon W. Springer, both of whom have served in executive roles at the Company or its affiliates for many years. The loss of the services provided by Mr. Downes or Mr. Springer, could have a material adverse effect on the Company and on our financial condition and results of operations.

Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation

Our business depends significantly on the effective operation of our information systems, as we retain confidential and proprietary information on them.   We have committed and will continue to commit significant resources to develop, maintain and enhance our existing information systems, transition existing systems to upgraded systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences.

Our information systems have been, and likely will continue to be, subject to computer viruses, other malicious codes or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyber-attacks or security breaches.  Such an event could compromise our confidential information as well as that of our customers and third parties with whom we interact, impede or interrupt business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.    In addition, any data security breach of our agents or third-party vendors, or any prolonged denial of service on our website, could harm our business and reputation.

Our failure to maintain effective and efficient information systems and protect the security of such systems could have a material adverse effect on our financial condition and results of operations.

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

The Company’s operations are conducted primarily from its campus headquartered in Fort Lauderdale, Florida containing approximately 67,000 square feet.  The facilities in our campus are suitable and adequate for the Company’s operations.

There are no mortgages or lease arrangements for the buildings in our campus and are all adequately covered by insurance.

ITEM 3.	LEGAL PROCEEDINGS

We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business. While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our results of operations, financial condition or liquidity.

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

The following table sets forth prices of the Common Stock, as reported by the NYSE and NYSE MKT:

			Dividends
For the year ended December 31, 2014	High	Low	Declared
First Quarter	$14.96	$10.14	$0.10
Second Quarter	$15.20	$11.54	$0.10
Third Quarter	$14.45	$12.06	$0.10
Fourth Quarter	$21.06	$12.42	$0.25

			Dividends
For the year ended December 31, 2013	High	Low	Declared
First Quarter	$4.85	$4.32	$0.08
Second Quarter	$7.92	$4.88	$0.08
Third Quarter	$8.55	$7.05	$0.10
Fourth Quarter	$14.63	$6.58	$0.23

As of February 13, 2015, there were approximately 37 registered shareholders of record of our Common Stock.

As of December 31, 2014, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) and one shareholder of our Series M Preferred Stock.

During the year ended December 31, 2014, a shareholder converted 9,975 shares of Series A Preferred Stock into 24,938 shares of Common Stock. There were no conversions of Series A Preferred Stock in 2013. We declared and paid aggregate dividends to holders of record of the Company’s Series A Preferred Stock of $13 thousand and $20 thousand for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, a shareholder converted 8,000 shares of Series M Preferred Stock into 40,000 shares of Common Stock. During the year ended December 31, 2013, several shareholders converted 77,740 shares of Series M Preferred Stock into 388,700 shares of Common Stock. We declared and paid aggregate dividends to holders of record of the Company’s Series M Preferred Stock of $0.4 thousand and $9 thousand for the years ended December 31, 2014 and 2013, respectively.

Applicable provisions of the Delaware General Corporation Law may affect our ability to declare and pay dividends on our Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. Our ability to pay dividends, if and when declared by our Board of Directors, may also be restricted by regulatory limits on the amount of dividends, which the Insurance Entities are permitted to pay UIH. Section 628.371 of the Florida Statutes sets forth limitations, based on net income and statutory capital, on the amount of dividends that the Insurance Entities may pay to UIH without approval from the OIR. In addition, under the Company’s revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), and the Company’s unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”), so long as any amounts or obligations are outstanding thereunder, UIH will be restricted from paying dividends to its shareholders if an event of default (or an event, the giving of notice of which or with the lapse of time or both, would become an event of default) is continuing at the time of and immediately after paying such dividend.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of UIH’s Common Stock from December 31, 2009 through December 31, 2014 with the cumulative total return of the SNL Insurance P&C, the NYSE MKT Composite Index and the NYSE Composite Index.

Universal Insurance Holdings, Inc.

Total Return Performance
Universal Insurance Holdings, Inc.
SNL Insurance P&C
NYSE MKT Composite Index
NYSE Composite Index
Index Value
600
500
400
300
200
100
0
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Universal Insurance Holdings, Inc.	100.00	88.59	70.27	96.38	338.42	495.65
SNL Insurance P&C	100.00	119.24	120.55	142.31	188.53	216.52
NYSE MKT Composite Index	100.00	125.60	133.49	142.32	151.80	157.50
NYSE Composite Index	100.00	113.60	109.43	127.11	160.65	171.67

SNL Insurance P&C includes all publicly traded insurance underwriters in the property and casualty sector in the United States and was prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in UIH’s Common Stock and in each of the two indices on December 31, 2009 with all dividends being reinvested on the ex-dividend date. The closing price of UIH’s Common Stock on December 31, 2014 (the last trading day of the year) was $20.45 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

The stock prices used to calculate total shareholder return for UIH are based upon the prices of our common shares quoted and traded on NYSE and NYSE MKT.

We believe that the increase in stock price and increase in the total return performance relative to other indices since the first quarter of 2013 is attributable to the increase of our profitability, our focus on long-term capital growth and strategic initiatives intended to increase shareholder value such as share repurchases and increasing cash dividends per share.  Other contributing factors may include moving to the NYSE, obtaining analyst coverage and engaging a leading global investment adviser to manage our investment portfolio.

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

The following tables provide selected financial information as of and for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Income statement data:
Direct premiums written	$789,577	$783,894	$780,128	$721,462	$666,309
Ceded premiums written	(399,730)	(522,116)	(517,604)	(512,979)	(466,694)
Net premiums written	389,847	261,778	262,524	208,483	199,615
Change in net unearned premium	(62,970)	5,877	(31,404)	(9,498)	(29,172)
Premiums earned, net	$326,877	$267,655	$231,120	$198,985	$170,443

Total revenue	$369,276	$301,159	$269,939	$225,861	$239,923
Total expenses	241,672	200,603	217,380	192,143	177,645
Income before income taxes	127,604	100,556	52,559	33,718	62,278
Income taxes, net	54,616	41,579	22,247	13,609	25,294
Net income and comprehensive income	$71,529	$58,601	$30,312	$20,109	$36,984

Earnings per share data:
Basic earnings per common share	$2.17	$1.64	$0.76	$0.51	$0.95
Diluted earnings per common share	2.08	1.56	0.75	0.50	0.91
Dividends declared per common share	$0.55	$0.49	$0.46	$0.32	$0.32

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data:
Total assets (1)	$911,774	$920,090	$925,735	$894,026	$803,837
Total liabilities (1)	692,858	744,481	762,221	744,021	664,047
Unpaid losses and loss adjustment expenses	134,353	159,222	193,241	187,215	158,929
Unearned premiums	395,748	383,488	388,071	359,842	328,334
Long-term debt	30,610	37,240	20,221	21,691	23,162
Total stockholders' equity (12/31/2014 Pro-Forma Balance $218.9) (2)	$199,916	$175,609	$163,514	$150,005	$139,790

(1)

Total assets and total liabilities for the year 2010 has been adjusted for a reclassification of reinsurance receivable. This adjustment had no impact on earnings or stockholders' equity. The adjustment was $37.6 million for 2010.

(2)	See “Item 8 – Note 8 (Stockholders’ Equity)” for an explanation of events subsequent to December 31, 2014 giving rise to pro-forma stockholders’ equity of $218.9 million as of December 31, 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of UIH. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes in Part II, Item 8 below.

Overview

UIH, with its wholly-owned subsidiaries, is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including UPCIC and APPCIC, collectively referred to as the “Insurance Entities”, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners insurance, which we currently offer in ten states.

We generate revenues primarily from the collection of premiums. Other significant sources of revenue include commissions collected from reinsurers through our wholly-owned reinsurance intermediary subsidiary, policy fees collected from policyholders through our wholly-owned managing general agency subsidiary and financing fees charged to policy holders who defer premium payments. We also generate income by investing funds that are in excess of those retained for claims-paying obligations and insurance operations. The nature of our business tends to be seasonal reflecting consumer behaviors in connection with the residential real estate market and the hurricane season which occurs during the period from June 1 through November 30 each year. The amount of written premium tends to increase just prior to the second quarter of our fiscal year and to decrease approaching the fourth quarter.

Throughout 2014, we continued to execute our goals of growing our business, investing in ourselves, increasing profitability and returning value to shareholders. We have done this by expanding into different states, lowering our quota share cession rate, strategically managing rates, not renewing certain policies and replacing them with policies that we believe provide more adequate premium, working with our investment advisors to maximize total rate of return while maintaining liquidity and minimizing risk, continuing to purchase shares of our own stock and paying higher quarterly dividends. These actions, coupled with operational improvements made to streamline claims and underwriting have resulted in an increase in earnings, earnings per share and an improvement in our overall financial condition. See “Results of Operations” below for a discussion of our results for 2014 compared to 2013.

While policy count is one measure of the overall growth of our business, we believe that our strategy of balancing competitive pricing with disciplined underwriting standards, streamlining claims management and expanding the size of our business through superior products and services, will maximize our long term growth. Our focus on long term capital strength and growth leads us to be selective in the risks we are willing to accept, which may limit the number of policies written. In contrast, from time to time, some of our competitors lower their premiums to a level that is below what we believe to be adequate in order to generate and maintain capital and surplus for the protection of our Insurance Entities and our policyholders.

Our overall growth strategy includes taking prudent measures to increase our policy count and improve the quality of our business. These initiatives include reducing rates and expanding into selected markets while maintaining rate adequacy. For example, we reduced overall rates for homeowners' insurance in Florida by 2.4% effective in January 2014 for new business and March 2014 for renewals.

As a result of our growth strategy and initiatives, we have seen increases in policy count and insured value in Florida and other states since December 31, 2013. Our expansion in states outside of Florida is yielding growth in policy count of 37.2% since December 31, 2013.

The following table provides policy count and total insured value for Florida and other states as of December 31, 2014 and 2013 (dollars in thousands):

	As of December 31, 2014				As of December 31, 2013
State	Count	%	Total Insured Value	%	Count	%	Total Insured Value	%
Florida	506,913	91.1%	$115,248,811	87.9%	499,949	93.3%	$110,785,839	90.7%
Other states	49,435	8.9%	15,874,916	12.1%	36,039	6.7%	11,305,295	9.3%
Grand total	556,348	100.0%	$131,123,727	100.0%	535,988	100.0%	$122,091,134	100.0%

Our efforts to ensure rate adequacy has helped to improve underwriting results, leading to our decision to retain a greater share of our profitable business by reducing our quota share cession rate.

2014 Highlights

•	We reduced our quota share cession rate from 45% to 30% in June
•	Net earned premiums grew by $59.2 million or 22.1%
•	Total revenues increased by $68.1 million or 22.6%
•	Net income and diluted earnings per common share grew by $14.0 million and $0.52, respectively compared to 2013
•	We repurchased a total of 1,166,208 shares of our common stock in the open market under a share repurchase program
•	We paid dividends per common share of $0.55 including a $0.15 special dividend in December
•	In April, the Insurance Commissioner of Delaware issued a Certificate of Authority to UPCIC, thereby approving UPCIC as a licensed insurance entity in the state of Delaware
•	In April, UPCIC submitted applications to the regulatory entities in Pennsylvania, consistent with the Company’s strategy to increase geographical diversification
•	In June, UPCIC began writing homeowners insurance policies in Delaware
•	In October, the Indiana Department of Insurance issued a Certificate of Authority to UPCIC approving UPCIC as a licensed insurance entity in the state of Indiana
•	In November, Demotech, Inc., affirmed the Financial Stability Rating® of “A” for the Insurance Entities
•	In December, we sold 1 million shares of common stock in a privately negotiated transaction at $19.00 per share which were issued from treasury

Trends

The market price per share of our common stock has increased significantly over the past few years.  As disclosed in “Item 8 — Note 9 (Share-Based Compensation)”, stock price affects assumptions utilized in the pricing model for the fair value of stock option awards.  In addition, the fair value of the restricted share grants are determined based on the market price of our common stock at the date of grant.  As a result, the increase in our common stock price has contributed to the increase of share-based compensation.  The increase in our stock price is also a factor in the Company’s effective income tax rate due to an increase in non-deductible expenses including certain share-based compensation.

2014-2015 Reinsurance Program

Effective June 1, 2014, we entered into multiple reinsurance agreements comprising our 2014-2015 reinsurance program.

See “Item 8 — Note 4 (Reinsurance).”

REINSURANCE GENERALLY

We use reinsurance to reduce our exposure to catastrophic and non-catastrophic losses through a combination of quota share, catastrophe and other forms of reinsurance. Below is a description of our 2014-2015 reinsurance program. We believe that the overall terms of the 2014-2015 reinsurance program are more favorable than the 2013-2014 reinsurance program. We realized cost reductions in part due to market conditions and our preparation and efforts to manage risk exposure. We also are retaining a greater percentage of gross written premiums with wind risk than we did under our 2013-2014 reinsurance program by reducing our quota share cession rate by 15 percentage points. We expect to increase our overall profitability by retaining more premium; however the reduction in the quota share cession rate affects several line items in our Consolidated Statements of Income. By lowering our cession rate, we increase the amount of premium we retain as well as the related risk. This results in an increase in both earned premium and losses and LAE. The lower cession rate also reduces the amount of ceding commissions we receive that offset costs associated with writing premium. This reduction in ceding commission increases general and administrative expenses.

The overall reduction in reinsurance costs lowers the amount of brokerage commissions received by our wholly-owned reinsurance broker subsidiary.  Other favorable changes in the 2014-2015 reinsurance program include a reduction in the amount of risk retained per catastrophe occurrence to $21 million from $27.5 million under the 2013-2014 reinsurance program.

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

UPCIC REINSURANCE PROGRAM

UPCIC’s reinsurance program, which generally runs from June 1 through May 31 of the following year, consists of quota share, various forms of catastrophe coverage and individual property and liability per risk/per policy coverage. Under the 2014-2015 reinsurance program, UPCIC retains a pre-tax liability of $21 million for the first, second and third catastrophic events under its Florida program with coverage up to $1.794 billion. UPCIC retains a pre-tax liability of $21 million for the first and second catastrophic events under its programs in Delaware, Georgia, Maryland, Massachusetts, North Carolina and South Carolina with coverage up to $125 million and a pre-tax liability of $7 million under its program in Hawaii with coverage up to $30 million. UPCIC reduced its quota share percentage to 30% under its 2014-2015 program compared to 45% under its 2013-2014 program thus retaining more risk and premium per policy. UPCIC has mandatory catastrophe coverage through the FHCF plus voluntary quota share, catastrophe and per risk coverage with private reinsurers. The estimated total net cost after the proportional quota share deductions of UPCIC’s catastrophe, FHCF and per risk related coverage, including reinstatement premium protection coverage is $173.8 million. The largest private participants in UPCIC’s program include Odyssey Re, Everest Re, Renaissance Re, Nephila Capital, ACE Tempest Re and Lloyd’s of London syndicates.

APPCIC REINSURANCE PROGRAM

APPCIC’s reinsurance program, which generally runs from June 1 through May 31 of the following year, consists of various forms of catastrophe coverage and individual property and liability per risk/per policy coverage.  Under the 2014-2015 reinsurance program, APPCIC retains a pre-tax liability of $2.5 million for the first and second catastrophic events with coverage up to $39.3 million. APPCIC has mandatory catastrophe coverage through the FHCF and voluntary catastrophe and per risk coverage with private reinsurers. The estimated total cost of APPCIC’s catastrophe, FHCF and per risk related coverage, including reinstatement premium protection is $5.0 million. The largest private participants in APPCIC’s reinsurance program include ACE Tempest Re, Hiscox, Odyssey Re, Hannover Ruck, and Lloyd’s of London syndicates.

UIH PROGRAM

Separately from the Insurance Entities’ reinsurance programs, UIH protects its own assets against diminution in value due to catastrophe events by purchasing coverage that would provide $80 million in the form of insurance proceeds plus an amount equal to the forgiveness of related debt through a catastrophe risk-linked transaction contract, effective June 1, 2013 through May 31, 2016. This contract provides for recovery by UIH in the event of exhaustion of UPCIC’s catastrophe coverage. The total cost to UIH of this risk-linked transaction contract is $9.0 million per year for each of the three years.

Wind Mitigation Discounts

The insurance premiums charged by the Insurance Entities are subject to various statutory and regulatory requirements. Among these, the Insurance Entities must offer wind mitigation discounts in accordance with a program mandated by the Florida Legislature and implemented by the OIR. The current levels of wind mitigation discounts mandated by the Florida Legislature have had a significant negative effect on the Insurance Entities’ premium. The percentage reduction of in-force premium from wind mitigation credits in Florida for UPCIC policies as of December 31, 2014 was 36.7% compared to 33.8% as of December 31, 2013. The percentage reduction of in-force premium from wind mitigation credits in Florida for APPCIC policies as of December 31, 2014 was 63.7% compared to 63.3% as of December 31, 2013.

critical accounting policies AND ESTIMATES

Use of Estimates

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

Recognition of Premium Revenues

Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. Management believes that its revenue recognition policies conform to generally accepted accounting principles in the United States of America.

Liability for Unpaid Losses and LAE

A liability is established to provide for the estimated costs of paying losses and LAE under insurance policies the Insurance Entities have issued. Underwriting results are significantly influenced by an estimate of a liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred, but not yet reported as of the financial statement date.

Characteristics of Reserves

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

The Actuarial Methods used to Develop Reserve Estimates

Reserves for losses and LAE are determined in four primary segments. These segments are the estimation of reserves for Florida non-catastrophe losses, hurricane losses, sinkhole losses, and non-Florida non-catastrophe losses. Evaluations are performed for loss and LAE separately, and on a net and direct basis for each segment. The analyses for non-catastrophe losses are further separated into data groupings of like exposure. These groups are property damage on homeowner policy forms HO-3 and HO-8 combined, property damage on homeowner policy forms HO-4 and HO-6 combined, property damage on dwelling fire policies, and all liability exposures combined.

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

The first method for estimating unpaid amounts for each segment is the reported development method. This method is based upon the assumption that the relative change in a given accident period’s reported loss estimates from one evaluation point to the next is similar to the relative change in prior periods’ reported loss estimates at similar evaluation points. In utilizing this method, actual 6-month historical loss activity is evaluated. Successive periods can be arranged to form a triangle of data. Report-to-report (“RTR”) development factors are calculated to measure the change in cumulative reported losses from one evaluation point to the next. These historical RTR factors form the basis for selecting the RTR factors used in projecting the current valuation of losses to an ultimate basis. In addition, a tail factor is selected to account for loss development beyond the observed experience. The tail factor is based on trends shown in the data and consideration of industry loss development benchmarks. This method’s implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported or settled.  In instances where changes in settlement rates are detected, the RTR factors are adjusted accordingly, utilizing appropriate actuarial techniques.

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

The third method is the paid development method, but performed using only the payment history of closed claims. This method is similar to the paid development method; however, payments that are made during the claims settlement process are not considered. While this method has the disadvantage of not recognizing the information provided by current case reserves or partial payments, it has the advantage of avoiding potential distortions in the data due to changes in settlement practices during the life of an active claim. This method’s implicit assumption is that the rate of claims closures has been relatively consistent over time.  In instances where changes in claim closure rates are detected, the RTR factors are adjusted accordingly, utilizing appropriate actuarial techniques.

Bornhuetter-Ferguson (“B-F”) methods are also utilized for estimating unpaid loss and LAE amounts, and relate to the reported, paid and closed development methods discussed above. B-F methods are essentially a blend of two other methods. The first method is an expected loss method, whereby the IBNR estimate equals the difference between predetermined estimates of expected losses and actual reported losses. The second method in each case is the development method (each described above), whereby actual losses are multiplied by an expected development factor. The B-F methods combine these two methods by setting ultimate losses equal to actual reported (or paid) losses plus expected unreported (or unpaid) losses. As an experience year matures and expected unreported (or unpaid) losses become smaller, the initial expected loss assumption becomes gradually less important. This has the advantage of stability, but it does not respond to actual results as they emerge.

Two parameters are needed in each application of the B-F method: an initial assumption of expected losses and the expected reporting or payment pattern.  Initial expected losses for each accident period other than the current year is determined using the estimated ultimate loss ratio from the prior analysis. Initial expected losses for the current year’s accident periods are determined based on trends in historical loss ratios, rate changes, and underlying loss trends. The expected reporting pattern is based on the reported, paid, or closed claim loss development method described above. This method is often used for long-tail lines and in situations where the reported loss experience is relatively immature or lacks sufficient credibility for the application of other methods.

An additional method, called the Reported Counts and Averages method, is utilized for the estimate of LAE for each segment, and also for the estimation of loss and LAE reserves for sinkhole losses. In this method, an estimate of unpaid losses or expenses is determined by separately projecting ultimate reported claim counts and ultimate reported claim severities (cost per reported claim) for each accident period. Typically, loss development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the reported development method above. Estimated ultimate losses are then calculated as the product of the two items. This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates and claims handling fees. In addition, it may provide insight into the drivers of loss experience. This method is only utilized for sinkhole losses due to unique settlement patterns that have emerged since the passage of legislation that codified claim settlement practices with respect to sinkhole related claims and subsequent policy form changes implemented by the Company. Claims for sinkholes are expected to be reported and settled at different rates and ultimate values than historically observed, requiring a departure from traditional development methodologies.

In selecting RTR development factors used in each method above, due consideration is given to how the RTR development factors change from one year to the next over the course of several consecutive years of recent history. In addition to paid and reported loss development triangles, various diagnostic triangles, such as triangles showing historical patterns in the ratio of paid to reported losses and closed to reported claim counts are typically prepared.  These diagnostic triangles are utilized in order to monitor the stability of various determinants of loss development, such as consistency in claims settlement and case reserving.

The implicit assumption of these techniques is that the selected RTR factors combine to form loss development patterns that are predictive of future loss development. The effects of inflation are implicitly considered in the reserving process, the implicit assumption being that the selected development factors includes an adequate provision. Occasionally, unusual aberrations in loss patterns are caused by external and internal factors such as changes in claim reporting, settlement patterns, unusually large losses, an unusually large amount of catastrophe losses, process changes, legal or regulatory changes, and other influences. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors.  In some cases, actuarial judgment is relied upon in order to make appropriate development factor assumptions needed to develop a best estimate of ultimate losses. Claims reported in 2013 and 2014, for example, have benefited from several initiatives designed to expedite claim closure rates and reduce settlement costs introduced in our claims department during the last 24 months. These changes influenced development pattern selections applied to 2012, 2013 and 2014 accident year claims in the reserving estimates for each of the methods described above.

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

Estimation methods described above all produce an estimate of ultimate losses and LAE. Based on the results of these methods, a single estimate (commonly referred to as an actuarial point/central estimate) of the ultimate loss or LAE is selected accordingly for each accident-year claim grouping. Estimated IBNR reserves are determined by subtracting the reported loss from the selected ultimate loss, or the paid LAE from the ultimate LAE. The estimated loss IBNR reserves are added to case reserves to determine the total estimated unpaid losses. No case reserves are carried for LAE, therefore the estimated LAE IBNR reserves equal the total estimated unpaid LAE. For each segment, the reserving methods are carried out on both a net and direct basis in order to estimate liabilities accordingly. When selecting a single actuarial point/central estimate on a net basis, careful consideration is given for the reinsurance arrangements that were in place during each accident year exposure period and segment being reviewed.

How Reserve Estimates are Established and Updated

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

Reserves are re-estimated periodically by combining historical payment and reserving patterns with current actual results. When actual development of claims reported, paid losses or case reserve changes are different than the historical development pattern used in a prior period reserve estimate, and as actuarial studies validate new trends based on indications of updated development factor calculations, new ultimate loss and LAE predictions are determined. This process incorporates the historic and latest trends, and other underlying changes in the data elements used to calculate reserve estimates. The difference between indicated reserves based on new reserve estimates and the previously recorded estimate of reserves is the amount of reserve re-estimates. The resulting increase or decrease in the reserve re-estimates is recorded and included in “Losses and loss adjustment expenses” in the Consolidated Statements of Income. Total reserve re-estimates in 2014, 2013 and 2012, expressed as a percent of the net losses and LAE liability balance as of the beginning of each year, were (0.8%), (2.6%), and 6.8%, respectively. There are inherent uncertainties associated with this estimation process, especially for a company with limited development history. However, with the passing of each year, the Company’s own historical trends have become more reliable for use in predicting future results.

Factors Affecting Reserve Estimates

Reserve estimates are developed based on the processes and historical development trends as previously described. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, differing payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When these types of changes are experienced, actuarial judgment is applied in the determination and selection of development factors in order to better reflect new trends or expectations. For example, if a change in law is expected to have a significant impact on the development of claim severity, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate. This example appropriately describes the reserving methodology selection for use in estimating sinkhole liabilities after the passing of legislation, as noted above. Another example would be when a change in economic conditions is expected to affect the cost of repairs to property; actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.

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

Causes of Reserve Estimate Uncertainty

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

Reserves for Catastrophe Losses

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

On an annual basis, the Company’s appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) that indicates the carried reserves make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. The SAO is reviewed and projected ultimate losses and LAE amounts per the SAO are compared to the Company’s own projection of ultimate losses and LAE to ensure that loss and LAE reserves recorded at each annual balance sheet date are based upon an analysis of all internal and external factors related to known and unknown claims against the Insurance Entities. Recorded reserves are compared to the indicated range provided in the report accompanying the SAO. At December 31, 2014, the recorded amount for net loss and LAE falls within the range determined by the appointed independent actuaries and approximates their best estimate.

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

Adequacy of Reserve Estimates

We believe our net loss and LAE reserves are appropriately established based on available methodology, facts, technology, laws and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for reported losses and IBNR losses and as a result we believe no other estimate is better than our recorded amount.

We have created a proprietary claims analysis tool (“ISM”) to analyze and calculate reserves to supplement analysis performed by our independent actuaries. ISM is a custom built application that aggregates, analyzes and forecasts reserves based on historical data that spans more than a decade. It identifies historical claims data using same like kind and quality variables that exist in present claims and sets forth appropriate, more accurate reserves on current claims. ISM is utilized by management in reviewing the topography of existing and incoming claims. ISM is analyzed at each quarters’ end and adjustments to reserves are made at an aggregate level when appropriate.

Due to the uncertainties involved, the scenarios described and quantified above are reasonably likely, but the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2014 is $134.4 million.

Deferred Policy Acquisition Costs/Deferred Ceding Commissions

We incur costs in connection with the production of new and renewal insurance policies that are referred to as policy acquisition costs. Commissions and state premium taxes are costs of acquiring insurance policies that vary with, and are directly related to, the successful production of new and renewal business. These costs are deferred and amortized over the period during which the premiums are earned on the underlying policies. We collect ceding commissions from certain reinsurers in connection with our quota share reinsurance contracts. We estimate the amount of ceding commissions to be deferred on a basis consistent with the deferral of acquisition costs incurred with the production of the original policies issued and the terms of the applicable reinsurance contracts. The deferred ceding commissions are offset against the deferred policy acquisition costs with the net result presented as “deferred policy acquisition costs, net” on our Consolidated Balance Sheets. As of December 31, 2014, deferred policy acquisition costs were $54.6 million and deferred ceding commissions were $28.9 million. Deferred policy acquisition costs were reduced by deferred ceding commissions and shown net on the Consolidated Balance Sheet in the amount of $25.7 million.

Provision for Premium Deficiency

Our policy is to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing policy contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. Management has determined that a provision for premium deficiency was not warranted as of December 31, 2014.

Reinsurance

In the normal course of business, we seek to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces our risk of exposure in the event of catastrophic losses, it also reduces our potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our reinsurance is typical of a company of our size in the homeowners’ insurance industry. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of our liability. The Insurance Entities’ reinsurance policies do not relieve them from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements during 2014.

RELATED PARTIES

Scott P. Callahan, a director of the Company, provides the Company with consulting services and advice with respect to the Company’s reinsurance and related matters through SPC Global RE Advisors LLC, an entity affiliated with Mr. Callahan. The Company entered into the consulting agreement with SPC Global RE Advisors LLC effective June 6, 2013. During 2014 and 2013, we paid consulting fees of $120 thousand and $68 thousand, respectively, to SPC Global RE Advisors LLC.

Results of Operations

year ended December 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Net income increased by $14.0 million, or 23.8%, to $73.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Diluted earnings per common share increased by $0.52, or 33.3%, to $2.08 for the year ended December 31, 2014 compared to the year ended December 31, 2013, as a result of an increase in net income and cumulative share repurchases since December 31, 2013.

The increase in net income of $14.0 million, or 23.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects an increase in net earned premiums, the absence of trading losses generated in the first quarter of 2013, and an increase in realized gains from investments sold from our portfolio of investments available-for-sale. These were partially offset by a decrease in commissions and an increase in operating expenses. The reduction in the cession rate of our quota share reinsurance contracts is a significant factor behind our results. A more detailed discussion of these factors follows the table below.

The following table summarizes changes in each component of our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2014 compared to the year ended December 31, 2013 (in thousands):

	Year Ended December 31,		Change
	2014	2013	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$789,577	$783,894	$5,683	0.7%
Ceded premiums written	(399,730)	(522,116)	122,386	-23.4%
Net premiums written	389,847	261,778	128,069	48.9%
Change in net unearned premium	(62,970)	5,877	(68,847)	NM
Premiums earned, net	326,877	267,655	59,222	22.1%
Net investment income (expense)	2,375	1,928	447	23.2%
Net realized gains (losses) on investments	5,627	(14,740)	20,367	NM
Net change in unrealized gains (losses) on investments	—	7,850	(7,850)	-100.0%
Commission revenue	14,205	18,615	(4,410)	-23.7%
Policy fees	13,982	13,661	321	2.3%
Other revenue	6,210	6,190	20	0.3%
Total premiums earned and other revenues	369,276	301,159	68,117	22.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	123,275	108,615	14,660	13.5%
General and administrative expenses	118,397	91,988	26,409	28.7%
Total operating costs and expenses	241,672	200,603	41,069	20.5%
INCOME BEFORE INCOME TAXES	127,604	100,556	27,048	26.9%
Income taxes, current	53,498	34,216	19,282	56.4%
Income taxes, deferred	1,118	7,363	(6,245)	-84.8%
Income taxes, net	54,616	41,579	13,037	31.4%
NET INCOME	$72,988	$58,977	$14,011	23.8%
Other comprehensive income (loss), net of taxes	(1,459)	(376)	(1,083)	288.0%
COMPREHENSIVE INCOME	$71,529	$58,601	$12,928	22.1%

NM – Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income for 2014 compared to 2013.

Net earned premiums were $326.9 million for the year ended December 31, 2014, compared to $267.7 million for the year ended December 31, 2013. The increase in net earned premiums of $59.2 million, or 22.1%, reflects a decrease in ceded earned premiums of $70.4 million, partially offset by a decrease in direct earned premiums of $11.2 million. Premium earned in the current period reflects premium written over the past 12 months and any changes in rates or policy count during that time. The decrease in ceded earned premiums is attributable to lower reinsurance costs with the 2013-2014 and 2014-2015 reinsurance programs reflected in the results for 2014 compared to the costs of the 2012-2013 and 2013-2014 reinsurance programs reflected in the results for 2013. In our 2014-2015 reinsurance program, we reduced the rate of quota share ceded premium from 45% in our 2012-2013 and 2013-2014 reinsurance programs to 30%. This reduction is reflected in the results beginning in the month of June 2014. The decrease in direct earned premiums is due primarily to a reduction in the number of policies in force in Florida through May 2014, and rate decreases for new business and renewals in Florida which went into effect in January and March 2014, respectively. As discussed above in “Overview”, we have taken what we believe to be prudent measures to increase policy count, while maintaining rate adequacy, resulting in an increase in the number of policies in force in Florida since May 2014.

As discussed under “Item 1. Business — Investments,” during 2013, our investment committee authorized management to engage Deutsche Investment Management, a leading global investment adviser specializing in the insurance industry, to manage our investment portfolio. Working with the investment adviser, we transitioned the composition of our portfolio to include a greater percentage of fixed income securities and a smaller percentage of equity securities, which we expect will provide a more stable stream of investment income and reduce the effects of market volatility. Our overall investment objective is to maximize total rate of return while maintaining liquidity and minimizing risk. Our investment strategy includes maintaining investments to support unpaid losses and loss adjustment expenses for our insurance subsidiaries in accordance with guidelines established by insurance regulators.

We currently hold these investments in a portfolio available for sale with changes in fair value reflected in stockholders’ equity with the exception of any other than temporary impairments which would be reflected in earnings. In the first quarter of 2013, we liquidated 100% of the equity securities that were held in our trading portfolio resulting in net losses of $8.2 million. See “Item 8 — Note 3 (Investments)” for the composition of our portfolio as of December 31, 2014.

We sold investment securities available for sale during the year ended December 31, 2014, resulting in a net realized gain of $5.6 million. We took the opportunity throughout 2014 to realize gains ahead of potential volatility in the equity markets. These realized gains will be applied to capital loss carryforwards for state income taxes. For the year ended December 31, 2013, we realized net losses on investments of $14.7 million, reflecting the underlying market conditions as we liquidated one hundred percent of the equity securities held in our trading portfolio during March 2013.

The decrease of $7.9 million in the net change in unrealized gains for the year ended December 31, 2014 compared to the same period in 2013 reflects the absence of investment securities held in a trading portfolio during the year ended December 31, 2014. The investment securities held during the year ended December 31, 2014 were available for sale with changes in fair value recorded in equity. The majority of the net change in unrealized gains on investments for the year ended December 31, 2013 reflects the reversal of unrealized losses on investments held at December 31, 2012 and sold during the three months ended March 31, 2013 as we liquidated one hundred percent of the equity securities held in the trading portfolio through March 31, 2013.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the year ended December 31, 2014, commission revenue was $14.2 million, compared to $18.6 million for the year ended December 31, 2013. The decrease in commission revenue of $4.4 million, or 23.7%, was the result of a decrease in the cost of certain reinsurance contracts upon which brokerage commissions are earned as well as overall changes in the structure of the reinsurance programs in effect during the year ended December 31, 2014 compared to the year ended December 31, 2013, including the reduction in the rate of quota share ceded premium from 45% to 30% as described above.

Losses and LAE were $123.3 million for the year ended December 31, 2014 compared to $108.6 million for the same period in 2013. The increase in net losses and LAE of $14.7 million is driven by the decrease in the amount of loss and LAE ceded to reinsurers under our quota share reinsurance contracts effective with the 2014-2015 reinsurance program discussed above. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 37.7% and 40.6% during the years ended December 31, 2014 and 2013, respectively, and were comprised of the following components (in thousands):

	For the year ended December 31, 2014
	Direct	Ceded	Net
Loss and loss adjustment expenses	$199,181	$75,906	$123,275
Premiums earned	$777,317	$450,440	$326,877
Loss & LAE ratios	25.6%	16.9%	37.7%

	For the year ended December 31, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$216,852	$108,237	$108,615
Premiums earned	$788,477	$520,822	$267,655
Loss & LAE ratios	27.5%	20.8%	40.6%

See “Item 8 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the year ended December 31, 2014, general and administrative expenses were $118.4 million, compared to $92.0 million for the same period in 2013. The overall increase in general and administrative expenses of $26.4 million, or 28.7%, includes an increase of $11.8 million in the amortization of net deferred policy acquisition costs resulting mostly from changes with the 2014-2015 reinsurance program including a reduction in the rate of ceded premium from 45% to 30% in our quota share contracts. We also had an increase of $5.9 million in the amount of stock-based compensation, an increase in bonuses of $2.6 million, an increase of $2.0 million in advertising and promotional expenses and an increase of $2.8 million in other remaining expenses combined. Also, our recovery of FIGA assessments declined by $4.8 million as compared to prior year. FIGA assessments are initially charged to insurance companies, which then are allowed to recover the assessed amounts from their policyholders. UPCIC recovered the vast majority of its most recent FIGA assessment over a 12-month period ending in early February 2014. We therefore recovered more of the assessment in 2013 than in 2014 due to the timing of the initial assessment and the associated recovery period. These increases were partially offset by a reduction of $2.4 million related to insurance premiums paid for UIH-level coverage, most of which is related to catastrophe-linked insurance and a reduction of $1.1 million in regulatory fees.

Income taxes increased by $13.0 million, or 31.3% primarily as a result of an increase in income before income taxes. The effective tax rate increased to 42.8% for the year ended December 31, 2014 from 41.3% for the same period in 2013 primarily from an increase in the amount of non-deductible expenses including certain compensation.

Comprehensive income includes net income and other comprehensive income or loss. The other comprehensive loss for the years ended December 31, 2014 and 2013, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold. See “Item 8 — Note 14 (Other Comprehensive Income (Loss)).”

year ended December 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Net income increased by $28.7 million, or 94.6%, for the year ended December 31, 2013 reflecting an improvement in underwriting results. The improvement in underwriting results was moderately offset by a greater amount of trading portfolio losses generated as the Company liquidated its trading portfolio during the first quarter of 2013. Diluted earnings per share increased by $0.81 for the year ended December 31, 2013 compared to 2012, $0.17 of which was attributable to a reduction in shares of Common Stock outstanding as a result of UIH’s repurchase of shares from Bradley Meier and Norman Meier. See “Item 8 — Note 8 (Stockholders’ Equity) and Note 13 (Earnings Per Share).”

The following table summarizes changes in each component of our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2013 compared to the year ended December 31, 2012 (in thousands):

	Year Ended December 31,		Change
	2013	2012	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$783,894	$780,128	$3,766	0.5%
Ceded premiums written	(522,116)	(517,604)	(4,512)	0.9%
Net premiums written	261,778	262,524	(746)	-0.3%
Change in net unearned premium	5,877	(31,404)	37,281	NM
Premiums earned, net	267,655	231,120	36,535	15.8%
Net investment income (expense)	1,928	441	1,487	337.2%
Net realized gains (losses) on investments	(14,740)	(11,943)	(2,797)	23.4%
Net change in unrealized gains (losses) on investments	7,850	9,443	(1,593)	-16.9%
Net foreign currency gains (losses) on investments	—	22	(22)	-100.0%
Commission revenue	18,615	20,383	(1,768)	-8.7%
Policy fees	13,661	14,475	(814)	-5.6%
Other revenue	6,190	5,998	192	3.2%
Total premiums earned and other revenues	301,159	269,939	31,220	11.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	108,615	126,187	(17,572)	-13.9%
General and administrative expenses	91,988	91,193	795	0.9%
Total operating costs and expenses	200,603	217,380	(16,777)	-7.7%
INCOME BEFORE INCOME TAXES	100,556	52,559	47,997	91.3%
Income taxes, current	34,216	18,434	15,782	85.6%
Income taxes, deferred	7,363	3,813	3,550	93.1%
Income taxes, net	41,579	22,247	19,332	86.9%
NET INCOME	$58,977	$30,312	$28,665	94.6%
Other comprehensive income (loss), net of taxes	(376)	—	(376)	100.0%
COMPREHENSIVE INCOME	$58,601	$30,312	$28,289	93.3%

NM – Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income for 2013 compared to 2012.

Net earned premiums were $267.7 million for the year ended December 31, 2013, compared to $231.1 million for 2012. The increase in net earned premiums of $36.5 million, or 15.8% compared to the prior year, was driven primarily by an increase in direct earned premiums. The increase in direct earned premiums is due primarily to rate increases over the past 24 months. These rate increases, along with strategic initiatives we have undertaken to manage our exposure such as the decision not to renew certain policies we believe had inadequate premiums relative to projected risks and expenses, have resulted in a reduction in the number of policies in force in Florida. The benefit from the rate increases continued to be partially offset by wind mitigation credits within the state of Florida. Ceded earned premiums remained relatively unchanged for each of the years ended December 31, 2013 and 2012 reflecting a reduction in the quota-share cession rate from 50% for the 2011-2012 reinsurance program to 45% currently in effect beginning with the 2012-2013 reinsurance program, offset by the cost of reinsurance in 2013 that replaced underlying catastrophic coverage that was commuted effective December 31, 2012.

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

The net losses and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 40.6% and 54.6% during years ended December 31, 2013, and 2012, respectively, and were comprised of the following components (in thousands):

	For the year ended December 31, 2013
	Direct	Ceded	Net
Loss and loss adjustment expenses	$216,852	$108,237	$108,615
Premiums earned	$788,477	$520,822	$267,655
Loss & LAE ratios	27.5%	20.8%	40.6%

	For the year ended December 31, 2012
	Direct	Ceded	Net
Loss and loss adjustment expenses	$249,064	$122,877	$126,187
Premiums earned	$751,899	$520,779	$231,120
Loss & LAE ratios	33.1%	23.6%	54.6%

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

General and administrative expenses were $92.0 million for the year ended December 31, 2013, compared to $91.2 million for 2012.  The increase in general and administrative expenses of $0.8 million, or 0.9% was due to several offsetting factors including an increase of $3.5 million in performance bonuses, an increase of $3.9 million in amortization of deferred policy acquisition costs, an increase in share-based compensation of $2.6 million, an increase in insurance department fines of $1.3 million and an increase of $1.1 million in other general and administrative expenses. These increases were offset by a reduction in general and administrative expenses of $11.6 related to mandatory assessments by the FIGA. FIGA assessments are initially charged to insurance companies and ultimately recovered from policyholders. The charges of $6.3 million recorded during the year ended December 31, 2012 reflect an assessment received in the fourth quarter of 2012 followed by recoveries of $5.4 million recorded during the year ended December 31, 2013.

Income tax expense was $41.5 million for the year ended December 31, 2013, compared to $22.2 million for the same period in 2012. The increase of $19.3 million was due to an increase in taxable income. Our effective tax rate decreased slightly to 41.3% for the year ended December 31, 2013 compared to 42.3% for the same period during 2012.

Comprehensive income includes net income and other comprehensive income (loss). The other comprehensive loss of $376 thousand for the year ended December 31, 2013, reflects after-tax changes in fair value of securities held in our investment portfolio of securities available for sale net of reclassifications out of cumulative other comprehensive income (loss) for securities sold during the year. See “Item 8 — Note 14 (Other Comprehensive Income (Loss)).” There was no other comprehensive income (loss) for the year ended December 31, 2012.

ANALYSIS OF FINANCIAL CONDITION CHANGES

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2014	2013
Fixed maturities	$353,949	$289,418
Equity securities	19,642	65,022
Short-term investments	49,990	—
Total	$423,581	$354,440

See “Item 8 — Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the amount of ceded unearned premiums. The decrease of $50.7 million to $190.5 million as of December 31, 2014 is due to the reduction in the premium we cede to quota share reinsurers.

Reinsurance recoverable represents ceded losses and LAE. The decrease of $52.6 million to $55.2 million as of December 31, 2014 was primarily due to the reduction in the losses and LAE we cede to quota share reinsurers and also due to the timing of settlements and amounts available for right of offset with our reinsurers.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The increase of $7.3 million to $7.5 million as of December 31, 2014 was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Premiums receivable represent amounts due from policyholders. The increase of $4.5 million to $51.0 million as of December 31, 2014 reflects an increase in the amount of direct premium written in December of 2014 compared to December 2013.

See “Item 8 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs and our unpaid losses and LAE.

Property and equipment increased by $8.0 million to $17.3 million as of December 31, 2014 primarily from purchases of real estate of $6.0 million and building improvements of $1.4 million for the additional property acquired in December of 2014.

Income taxes recoverable represent amounts due from taxing jurisdictions within one year and arise when tax payments exceed taxable income. Income taxes recoverable of $5.7 million and $8.2 million as of December 31, 2014 and 2013, respectively, represent amounts recoverable for federal income taxes.

Unearned premium represents the portion of direct written premium that will be earned pro rata in the future. The increase of $12.3 million to $395.7 million as of December 31, 2014 is due primarily to the increase in direct premium written principally in the second half of 2014.

Book overdrafts represent outstanding checks in excess of cash on deposit and are examined monthly to determine if legal right of offset exists for accounts with the same banking institution. The decrease of $9.0 million to $5.9 million as of December 31, 2014 is attributed to an increase in cash deposits applied with the right to offset.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The decrease of $20.2 million to $66.1 million as of December 31, 2014 was primarily due to the reduction in the premium we cede to quota share reinsurers.

Income taxes payable represent amounts due to taxing jurisdictions within one year and arise when taxable income exceeds tax payments. Income taxes payable of $1.8 million and $2.6 million as of December 31, 2014 and 2013, respectively, represent amounts payable for state income taxes.

See “Item 8 — Note 12 (Income Taxes)” for a schedule of deferred income taxes as of December 31, 2014 and 2013, which shows the components of deferred tax assets and liabilities as of both balance sheet dates.

See “Liquidity and Capital Resources” for explanations of changes in contingently redeemable common stock, long-term debt and treasury shares.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of December 31, 2014 was $115.4 million compared to $117.3 million at December 31, 2013. See “Item 8 — Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2014 and 2013. The decrease in cash and cash equivalents was driven by cash flows used for investing and financing activities in excess of those generated from operations. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.

The balance of restricted cash and cash equivalents as of December 31, 2014 and 2013 was $2.6 million. Restricted cash as of December 31, 2014 and 2013, represents cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As discussed in “Item 8 — Note 7 (Long-Term Debt),” UIH entered into the DB Loan with Deutsche Bank in March 2013. The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UIH. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. No amounts have been drawn under the unsecured line of credit.

In May 2013, UIH also entered into a $20 million Term Loan with RenRe Ventures also discussed in “Item 8 — Note 7 (Long-Term Debt).” The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. We were in compliance with all covenants as of December 31, 2014.  We used the net proceeds of the Term Loan to repurchase 4,666,000 shares of common stock owned by Mr. Bradley Meier in May 2013. In May 2014, we made a principal payment of $6.0 million on the Term Loan. The Term Loan had a carrying amount of $13.3 million as of December 31, 2014.

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

The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Commissioner of the OIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to UIH without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2014 and 2013, the Insurance Entities did not pay dividends to UIH.

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

The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by the Insurance Entities’ reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on either the Insurance Entities’ or our business, financial condition, results of operations and liquidity. See “Item 7. Management’s Discussion of Financial Condition and Results of Operations — 2014-2015 Reinsurance Program” for a discussion of our reinsurance programs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2014, we had total capital of $249.5 million, comprised of stockholders’ equity of $199.9 million (12/31/14 Pro-Forma Balance of $218.9 million), mezzanine equity of $19.0 million (12/31/14 Pro-Forma Balance of $0) and total long term debt of $30.6 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12.3% and 15.3%, respectively, at December 31, 2014. The debt-to-equity ratio was 14.0% at December 31, 2014 after taking into consideration pro-forma adjustments to equity as described in “Item 8 – Note 8 (Stockholders’ Equity).”  At December 31, 2013, we had total capital of $212.8 million, comprised of stockholders’ equity of $175.6 million and total long term debt of $37.2 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 17.5% and 21.2%, respectively, at December 31, 2013. The increase in stockholders’ equity during the year ended December 31, 2014 is attributed to net income partially offset by dividends declared and common share repurchases.

The Insurance Entities are required annually to comply with the NAIC Risk-Based Capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2014, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities’ reported total adjusted capital was in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the OIR.

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (“SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (“ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. For the first three years of the term of the surplus note, UPCIC was required to pay interest only.

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

Prior to the execution of the addendum, UPCIC was in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. UPCIC currently remains in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the OIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the OIR annually. Further, UPCIC will be subject to increases in interest rates if it drops below a net written premium to surplus of 1:1 below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010. As of December 31, 2014, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.

On December 14, 2012, we filed a shelf registration statement on Form S-3 with the SEC, registering (i) for issuance up to $100 million of Common Stock, preferred stock, debt securities, warrants, rights or depositary shares, or units consisting of any combination thereof and (ii) for resale up to 7 million shares of Common Stock owned by our former Chairman, President and Chief Executive Officer, Bradley I. Meier. We will not receive any proceeds from the sale of shares of Common Stock by Mr. Meier.  The shelf registration statement is intended to give UIH additional flexibility to finance future business opportunities and support our insurance subsidiaries by accessing the capital markets in an efficient and cost effective manner.  On December 2, 2014, we sold in a privately negotiated transaction one million shares of Common Stock under the shelf registration statement to Ananke Catastrophe Investments Ltd., an affiliate of Nephila Capital Ltd., at a price of $19.00 per share, leaving available for issuance under the shelf registration statement securities having a value of $81 million.

During the year ended December 31, 2014, we repurchased an aggregate of 1,225,000 shares of UIH’s common stock owned by Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer, as discussed under “Item 8 — Note 8 (Stockholders’ Equity).” The repurchase cost was an aggregate of $14.7 million or an average cost of $12.03 per share and was funded using cash on hand.

During the year ended December 31, 2014, we also repurchased an aggregate of 1,166,208 shares of UIH’s common stock in the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, as discussed under “Item 8 — Note 8 (Stockholders’ Equity)”. The repurchase cost was an aggregate of $15.0 million or an average cost of $12.86 per share and was funded using cash on hand.

As discussed under “Item 8 — Note 6 (Property and Equipment),” on July 12, 2013, UPCIC entered into a purchase agreement to acquire an office building adjacent to its principal office in Fort Lauderdale, Florida (“Property”).  The purchase of the Property was completed in December 2014 for approximately $6.0 million and was funded using cash on hand.

Liability for Unpaid Losses and LAE

We are required to periodically estimate and reflect on our balance sheet the amount needed to pay losses and related loss adjustment expenses on reported and unreported claims. See “Item 1. Business — Liability for Unpaid Losses and LAE,” for a description of this process. The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in our consolidated financial statements for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$159,222	$193,241	$187,215
Less: Reinsurance recoverable	(68,584)	(81,415)	(88,002)
Net balance at beginning of year	90,638	111,826	99,213
Incurred (recovered) related to:
Current year	124,011	111,560	119,458
Prior years	(736)	(2,945)	6,729
Total incurred	123,275	108,615	126,187
Paid related to:
Current year	73,981	62,529	54,141
Prior years	52,929	67,274	59,433
Total paid	126,910	129,803	113,574
Net balance at end of year	87,003	90,638	111,826
Plus: Reinsurance recoverable	47,350	68,584	81,415
Balance at end of year	$134,353	$159,222	$193,241

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses that may arise from incidents reported and IBNR.  The company has adjusted prior year reserves to reflect both positive and negative development trends.  The company continues to see an increase in claim settlement rates as a result of ongoing claims department initiatives which were introduced in 2013.  This has resulted in favorable development for the majority of claim segments, particularly for the most recent accident years, but is partially offset by unfavorable development in bringing closure to claims previously in a litigious environment.

The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2014	2013
Unpaid Loss and LAE, net	$29,126	$28,230
IBNR loss and LAE, net	57,877	62,408
Total unpaid loss and LAE, net	$87,003	$90,638

Reinsurance recoverable on unpaid loss and LAE	$16,716	$24,421
Reinsurance recoverable on IBNR loss and LAE	30,634	44,163
Total reinsurance recoverable on unpaid loss and LAE	$47,350	$68,584

The table below illustrates the change over time of the direct reserves established for unpaid losses and LAE for the Insurance Entities (Liability for Unpaid Losses and LAE “re-estimates”) at the end of the last ten calendar years through December 31, 2013 (in thousands):

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

	Years Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Balance Sheet Liability	134,353	159,222	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561
Cumulative paid as of:
One year later		97,587	127,664	125,735	107,091	88,363	70,058	52,638	42,533	79,226	66,020
Two years later			165,148	175,256	149,494	122,459	91,255	71,171	54,774	103,201	80,684
Three years later				199,857	176,730	142,049	106,011	78,284	64,732	111,610	92,262
Four years later					189,823	154,448	114,609	86,197	69,212	118,312	94,705
Five years later						161,286	120,312	89,460	73,878	122,377	97,367
Six years later							123,541	91,879	76,172	126,831	98,828
Seven years later								93,216	77,303	128,809	101,029
Eight years later									76,847	129,299	101,907
Nine years later										128,481	101,483
Ten years later											101,483
Balance Sheet Liability	134,353	159,222	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561
One year later		157,479	198,771	206,655	181,207	143,037	107,670	80,081	68,107	118,686	74,207
Two years later			205,807	221,097	194,786	157,604	115,541	87,261	69,647	125,067	95,373
Three years later				226,868	204,998	166,189	122,050	90,881	73,650	124,039	101,312
Four years later					204,353	170,224	126,905	94,275	77,846	125,210	100,945
Five years later						168,331	127,690	95,545	78,891	129,916	101,571
Six years later							126,330	94,732	79,214	130,865	101,419
Seven years later								94,010	78,378	130,894	102,434
Eight years later									77,620	129,891	102,723
Nine years later										129,083	102,310
Ten years later											101,403
Gross cumulative redundancy (deficiency)		1,743	(12,566)	(39,653)	(45,424)	(41,136)	(38,397)	(25,244)	(28,166)	(62,228)	(43,842)

The following Liability for Unpaid Losses and LAE re-estimates table illustrates the change over time of the reserves, net of reinsurance with separate disclosure of the related re-estimated reinsurance recoverable, established for unpaid losses and LAE for the Insurance Entities at the end of the last eleven calendar years through December 31, 2014 (in thousands):

	Years Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Gross Reserves for Unpaid
Losses and LAE	134,353	159,222	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855	57,561
Reinsurance Recoverable	47,350	68,584	81,415	88,002	79,115	62,899	43,375	37,557	32,314	60,785	56,110
Net Reserves for Unpaid Losses and LAE	87,003	90,638	111,826	99,213	79,814	64,296	44,558	31,209	17,140	6,070	1,451
Cumulative paid as of:
One year later		52,875	67,222	59,228	54,056	43,859	34,168	23,698	20,026	12,813	1,117
Two years later			86,458	83,538	71,079	60,917	44,011	31,737	23,354	23,725	11,331
Three years later				95,938	84,237	66,619	51,090	34,457	26,945	25,388	21,569
Four years later					90,846	72,404	51,690	38,160	28,573	27,909	22,944
Five years later						75,925	54,104	36,837	30,659	29,365	25,269
Six years later							55,884	37,694	28,866	31,356	26,543
Seven years later								38,678	29,126	29,445	28,502
Eight years later									29,506	29,421	28,752
Nine years later										29,749	28,646
Ten years later											28,646
Net Reserves for Unpaid Losses and LAE	87,003	90,638	111,826	99,213	79,814	64,296	44,558	31,209	17,140	6,070	1,451
One year later		89,883	108,826	105,942	91,280	70,482	53,233	37,576	29,196	25,261	4,191
Two years later			113,001	109,514	95,265	78,102	55,027	39,958	30,528	30,932	22,727
Three years later				113,038	98,765	79,641	58,488	39,468	31,319	31,165	28,226
Four years later					98,338	80,519	58,548	41,376	31,355	31,476	28,579
Five years later						79,544	58,025	40,414	32,232	31,657	28,656
Six years later							57,363	39,250	30,891	32,473	28,648
Seven years later								39,088	29,775	31,082	29,449
Eight years later									29,821	29,842	29,501
Nine years later										29,977	28,963
Ten years later											28,863
Net cumulative redundancy (deficiency)		755	(1,175)	(13,825)	(18,524)	(15,248)	(12,805)	(7,879)	(12,681)	(23,907)	(27,412)
Percent		0.8%	-1.1%	-13.9%	-23.2%	-23.7%	-28.7%	-25.2%	-74.0%	-393.9%	-1889.2%
Gross Re-estimated Liability-Latest		157,479	205,807	226,868	204,353	168,331	126,330	94,010	77,620	129,083	101,403
Re-estimated Recovery- Latest		67,596	92,806	113,830	106,015	88,787	68,967	54,922	47,799	99,106	72,540
Net Re-estimated Liability-Latest		89,883	113,001	113,038	98,338	79,544	57,363	39,088	29,821	29,977	28,863
Gross cumulative redundancy (deficiency)		1,743	(12,566)	(39,653)	(45,424)	(41,136)	(38,397)	(25,244)	(28,166)	(62,228)	(43,842)

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

The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2014	2013
Loss Ratio (1)
UPCIC	42%	46%
APPCIC	30%	46%
Expense Ratio (1)
UPCIC	33%	39%
APPCIC	58%	159%
Combined Ratio (1)
UPCIC	75%	85%
APPCIC	88%	205%

(1)

The ratios are net of reinsurance, including catastrophe reinsurance premiums which comprise a significant cost, and inclusive of LAE. The expense ratios include management fees and commission paid to an affiliate of the Insurance Entities in the amount of $65.5 million and $66.3 million for UPCIC for the years ended December 31, 2014 and 2013, respectively and $1.0 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively for APPCIC. The fees and commission paid to the affiliate are eliminated in consolidation.

In order to reduce losses and thereby reduce the loss ratio and the combined ratio, we have taken several steps. These steps include closely monitoring rate levels for new and renewal business, restructuring the homeowners’ insurance coverage offered and reducing the cost of catastrophic reinsurance coverage.

Ratings

The Insurance Entities’ financial strength is rated by a rating agency to measure the Insurance Entities’ ability to meet their financial obligations to its policyholders. The agency maintains a letter scale Financial Stability Rating® system ranging from A” (A double prime) to L (licensed by state regulatory authorities).

In November 2014, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The ratings of the Insurance Entities are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in the Company, including holders of the Company’s common stock, and are not recommendations to buy, sell or hold securities.

See “Item 1A. Risk Factors — A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.”

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of December 31, 2014 (in thousands):

		Less than			Over 5
	Total	1 year	1-3 years	3-5 years	years
Unpaid losses and LAE, direct (1)	$134,353	$66,908	$43,530	$16,391	$7,524
Long-term debt	33,976	8,959	10,702	3,520	10,795
Operating leases	140	140	—	—	—
Employment agreements (2)	14,963	14,963	—	—	—
Total contractual obligations	$183,432	$90,970	$54,232	$19,911	$18,319

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2014.

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

Recent Accounting Pronouncements Not Yet Adopted

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

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at fair value in our statement of financial condition. Our investment portfolio as of December 31, 2014, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices.

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

See “Item 8 — Note 3 (Investments)” for more information about our investments.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	December 31, 2014
	Amortized Cost								Fair Value
	2015	2016	2017	2018	2019	Thereafter	Other (1)	Total	Total
Fixed income investments	$101,406	$58,521	$37,184	$55,985	$33,494	$6,660	$111,691	$404,941	$403,939
Weighted average interest rate	0.77%	1.07%	3.00%	1.69%	1.95%	4.92%	2.39%	1.76%	1.76%

	December 31, 2013
	Amortized Cost								Fair Value
	2014	2015	2016	2017	2018	Thereafter	Other (1)	Total	Total
Fixed income investments	$3,827	$47,366	$62,287	$27,668	$54,201	$4,588	$91,502	$291,439	$289,418
Weighted average interest rate	7.43%	1.16%	1.29%	3.88%	1.79%	1.97%	1.73%	1.84%	1.83%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates which differ from the book yield of the fixed maturities. The fixed maturity investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock and mortgage-backed and asset-backed securities. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity investments in our available for sale portfolio at December 31, 2014 was 2.3 years.

To a lesser extent, we also have exposure to interest on our debt obligations which are in the form of a surplus note, and on any amounts we draw under the DB Loan. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Draws under the DB Loan accrue interest at a rate based on LIBOR or Deutsche Bank’s prime rate plus an applicable margin.

Equity Price Risk

Equity price risk is the potential for loss in fair value of investments in common stock and mutual funds from adverse changes in the prices of those instruments.

The following table provides information about the investments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2014		December 31, 2013
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$270	1.4%	$9,295	14.3%
Mutual funds	19,372	98.6%	55,727	85.7%
Total equity securities	$19,642	100.0%	$65,022	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2014 and 2013 would have resulted in a decrease of $3.9 million and $13.0 million, respectively, in the fair value of those securities.

Item 8.	Financial Statements and supplementary data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014.  We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC

Chicago, Illinois

February 25, 2015

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(See Note 8 for Pro-Forma Balance Sheet Information)

	December 31,
	2014			2013
	As Reported	PRO-FORMA Adjustment Unaudited	PRO-FORMA Unaudited
ASSETS
Cash and cash equivalents	$115,397	$—	$115,397	$117,275
Restricted cash and cash equivalents	2,635	—	2,635	2,600
Fixed maturities, at fair value	353,949	—	353,949	289,418
Equity securities, at fair value	19,642	—	19,642	65,022
Short-term investments, at fair value	49,990	—	49,990	—
Prepaid reinsurance premiums	190,505	—	190,505	241,214
Reinsurance recoverable	55,187	—	55,187	107,847
Reinsurance receivable, net	7,468	—	7,468	203
Premiums receivable, net	50,987	—	50,987	46,461
Other receivables	2,763	—	2,763	2,587
Property and equipment, net	17,254	—	17,254	9,289
Deferred policy acquisition costs, net	25,660	—	25,660	15,899
Income taxes recoverable	5,675	—	5,675	8,152
Deferred income tax asset, net	11,850	—	11,850	12,051
Other assets	2,812	—	2,812	2,072
Total assets	$911,774	$—	$911,774	$920,090
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$134,353	$—	$134,353	$159,222
Unearned premiums	395,748	—	395,748	383,488
Advance premium	17,919	—	17,919	22,959
Accounts payable	4,121	—	4,121	3,441
Book overdraft	5,924	—	5,924	14,947
Reinsurance payable, net	66,066	—	66,066	86,232
Income taxes payable	1,799	—	1,799	2,566
Other liabilities and accrued expenses	36,318	—	36,318	34,386
Long-term debt	30,610	—	30,610	37,240
Total liabilities	692,858	—	692,858	744,481

Commitments and Contingencies (Note 15)

Contingently redeemable common stock (See Notes 8 and 18)	19,000	(19,000)	—	—
Issued shares - 1,000
Outstanding shares - 1,000
STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—	—	—
Authorized shares - 1,000
Issued shares - 12 and 30
Outstanding shares - 12 and 30
Minimum liquidation preference - $8.49 and $6.98 per share
Common stock, $.01 par value	448	—	448	436
Authorized shares - 55,000
Issued shares - 43,769 and 43,641
Outstanding shares - 34,102 and 35,366
Treasury shares, at cost - 9,667 and 8,275	(62,153)	—	(62,153)	(35,467)
Additional paid-in capital (See Notes 8 and 18)	40,987	19,000	59,987	42,282
Accumulated other comprehensive income (loss), net of taxes	(1,835)	—	(1,835)	(376)
Retained earnings	222,469	—	222,469	168,734
Total stockholders' equity (See Notes 8 and 18)	199,916	19,000	218,916	175,609
Total liabilities, contingently redeemable common stock and stockholders' equity	$911,774	$—	$911,774	$920,090

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$789,577	$783,894	$780,128
Ceded premiums written	(399,730)	(522,116)	(517,604)
Net premiums written	389,847	261,778	262,524
Change in net unearned premium	(62,970)	5,877	(31,404)
Premiums earned, net	326,877	267,655	231,120
Net investment income (expense)	2,375	1,928	441
Net realized gains (losses) on investments	5,627	(14,740)	(11,943)
Net change in unrealized gains (losses) on investments	—	7,850	9,443
Net foreign currency gains (losses) on investments	—	—	22
Commission revenue	14,205	18,615	20,383
Policy fees	13,982	13,661	14,475
Other revenue	6,210	6,190	5,998
Total premiums earned and other revenues	369,276	301,159	269,939
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	123,275	108,615	126,187
General and administrative expenses	118,397	91,988	91,193
Total operating costs and expenses	241,672	200,603	217,380
INCOME BEFORE INCOME TAXES	127,604	100,556	52,559
Income taxes, current	53,498	34,216	18,434
Income taxes, deferred	1,118	7,363	3,813
Income taxes, net	54,616	41,579	22,247
NET INCOME	$72,988	$58,977	$30,312
Basic earnings per common share	$2.17	$1.64	$0.76
Weighted average common shares outstanding - Basic	33,569	35,866	39,614
Fully diluted earnings per common share	$2.08	$1.56	$0.75
Weighted average common shares outstanding - Diluted	35,150	37,776	40,616
Cash dividend declared per common share	$0.55	$0.49	$0.46

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
Net income	$72,988	$58,977	$30,312
Other comprehensive income (loss)	(1,459)	(376)	—
Comprehensive income (loss)	$71,529	$58,601	$30,312

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(in thousands)

(See Note 8 for Pro-Forma Stockholders’ Equity Information)

							Accumulated
	Common	Preferred	Common	Preferred	Additional		Other		Total
	Shares	Shares	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Issued	Issued	Amount	Amount	Capital (3)	Earnings	Income	Stock	Equity (3)
Balance, December 31, 2011	41,100	108	$411	$1	$36,536	$116,158	$—	$(3,101)	$150,005
Stock option exercises	285	—	3	—	667	—	—	(583)	87
Grants and vesting of restricted stock	650	—	7	—	(7)	—	—	—	—
Retirement of treasury shares	(146)	—	(2)	—	(581)	—	—	583	—
Share-based compensation	—	—	—	—	3,829	—	—	—	3,829
Net income	—	—	—	—	—	30,312	—	—	30,312
Other	—	—	—	—	—	(3)	—	—	(3)
Excess tax benefit (shortfall), net (1)	—	—	—	—	(1,760)	—	—	—	(1,760)
Declaration of dividends	—	—	—	—	—	(18,956)	—	—	(18,956)
Balance, December 31, 2012	41,889	108	419	1	38,684	127,511	—	(3,101)	163,514
Stock option exercises	2,330	—	23	—	9,446	—	—	(11,609)	(2,140)
Grants and vesting of restricted stock	1,000	—	10	—	(10)	—	—	(1,021)	(1,021)
Conversion of preferred stock	389	(78)	4	(1)	(3)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(32,366)	(32,366)
Retirement of treasury shares	(1,967)	—	(20)	—	(12,610)	—	—	12,630	—
Share-based compensation	—	—	—	—	6,416	—	—	—	6,416
Net income	—	—	—	—	—	58,977	—	—	58,977
Change in net unrealized gains (losses) (2)	—	—	—	—	—	—	(376)	—	(376)
Excess tax benefit (shortfall), net (1)	—	—	—	—	359	—	—	—	359
Declaration of dividends	—	—	—	—	—	(17,754)	—	—	(17,754)
Balance, December 31, 2013	43,641	30	436	—	42,282	168,734	(376)	(35,467)	175,609
Stock option exercises	1,900	—	19	—	9,347	—	—	(15,402)	(6,036)
Grants and vesting of restricted stock	950	—	10	—	(10)	—	—	(11,545)	(11,545)
Conversion of preferred stock	65	(18)	1	—	(1)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(29,736)	(29,736)
Treasury shares reissued	—	—	—	—	(3,050)	—	—	3,050	—
Retirement of treasury shares	(1,787)	—	(18)	—	(26,929)	—	—	26,947	—
Share-based compensation	—	—	—	—	12,342	—	—	—	12,342
Net income	—	—	—	—	—	72,988	—	—	72,988
Change in net unrealized gains (losses) (2)	—	—	—	—	—	—	(1,459)	—	(1,459)
Excess tax benefit (shortfall), net (1)	—	—	—	—	7,006	—	—	—	7,006
Declaration of dividends	—	—	—	—	—	(19,253)	—	—	(19,253)
Balance, December 31, 2014 (3)	44,769	12	$448	$—	$40,987	$222,469	$(1,835)	$(62,153)	$199,916

(1)	Excess tax benefits are related to share-based compensation.
(2)	Represents change in fair value of available for sale investments, net of tax benefit of $916 thousand and $236 thousand in years ended December 31, 2014 and 2013, respectively.
(3)	See Note 8 - Stockholders’ Equity for an explanation of events subsequent to December 31, 2014 giving rise to pro-forma stockholders’ equity of $218.9 million as of December 31, 2014.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net Income	$72,988	$58,977	$30,312
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	431	428	319
Depreciation and amortization	1,194	1,012	840
Amortization of share-based compensation	12,342	6,417	3,830
Amortization of original issue discount on debt	840	601	—
Accretion of deferred credit	(840)	(601)	—
Book overdraft increase (decrease)	(9,023)	(11,047)	509
Net realized (gains) losses on investments	(5,627)	14,740	11,943
Net change in unrealized (gains) losses on investments	—	(7,850)	(9,443)
Net foreign currency (gains) losses on investments	—	—	(22)
Amortization of premium/accretion of discount, net	2,116	1,582	(4)
Deferred income taxes	1,118	7,363	3,813
Excess tax (benefits) shortfall from share-based compensation	(7,006)	(359)	1,760
Other	19	10	5
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	(35)	30,409	45,304
Prepaid reinsurance premiums	50,709	(1,293)	3,174
Reinsurance recoverable	52,660	(18,656)	(3,485)
Reinsurance receivable, net	(7,265)	24,131	30,871
Premiums receivable, net	(4,911)	3,256	(4,589)
Accrued investment income	(230)	(720)	325
Other receivables	12	131	360
Deferred policy acquisition costs, net	(9,761)	1,383	(4,286)
Purchase of trading securities	—	(26,009)	(343,962)
Proceeds from sales of trading securities	—	102,661	360,000
Income taxes recoverable	2,477	(5,558)	(2,594)
Other assets	(740)	(459)	331
Unpaid losses and loss adjustment expenses	(24,869)	(34,019)	6,026
Unearned premiums	12,260	(4,583)	28,229
Advance premium	(5,040)	7,937	(4,368)
Accounts payable	680	(927)	54
Reinsurance payable, net	(20,166)	973	(2,237)
Income taxes payable	6,239	2,226	(13,801)
Other liabilities and accrued expenses	2,774	4,803	3,292
Net cash provided by (used in) operating activities	123,346	156,959	142,506
Cash flows from investing activities:
Proceeds from sale of property and equipment	84	8	28
Purchase of property and equipment	(9,267)	(1,350)	(2,726)
Purchases of equity securities, available for sale	(116,541)	(77,859)	—
Purchases of fixed maturities, available for sale	(106,885)	(305,330)	—
Purchases of short-term investments, available for sale	(50,000)	—	—
Proceeds from sales of equity securities, available for sale	163,981	15,542	—
Proceeds from sales of fixed maturities, available for sale	17,153	—	—
Maturities of fixed maturities, available for sale	24,287	16,306	—
Net cash provided by (used in) investing activities	(77,188)	(352,683)	(2,698)
Cash flows from financing activities:
Preferred stock dividend	(13)	(29)	(287)
Common stock dividend	(19,240)	(17,725)	(18,669)
Issuance of common stock	73	—	207
Purchase of treasury stock	(29,736)	(32,366)	—
Proceeds received from issuance of common and contingently redeemable common stock	19,000	—	—
Payments related to tax withholding for share-based compensation	(17,655)	(3,161)	(121)
Excess tax benefits (shortfall) from share-based compensation	7,006	359	(1,760)
Repayment of debt	(7,471)	(1,471)	(1,471)
Proceeds from borrowings	—	20,000	—
Net cash provided by (used in) financing activities	(48,036)	(34,393)	(22,101)
Net increase (decrease) in cash and cash equivalents	(1,878)	(230,117)	117,707
Cash and cash equivalents at beginning of period	117,275	347,392	229,685
Cash and cash equivalents at end of period	$115,397	$117,275	$347,392
Supplemental cash and non-cash flow disclosures:
Interest paid	$1,486	$1,166	$414
Income taxes paid	$44,769	$36,634	$28,151
Non-cash transfer of investments from trading to available for sale portfolio	$—	$4,004	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations, Basis of Presentation and Consolidation

Universal Insurance Holdings, Inc. (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. UIH, with its wholly-owned subsidiaries (the “Company”), is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in nine states as of December 31, 2014, including Florida, which comprises the vast majority of the Company’s in-force policies. See “NOTE 5 – INSURANCE OPERATIONS,” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers, policy fees collected from policyholders through our wholly-owned managing general agency subsidiary and payment plan fees charged to insureds who pay premium in installments.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of UIH and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are summarized as follows:

Cash and Cash Equivalents. The Company includes in cash equivalents all short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less. These amounts are carried at cost, which approximates fair value. The Company excludes any net negative cash balances from cash and cash equivalents that the Company has with any single financial institution. These amounts represent outstanding checks not yet presented to the financial institution and are reclassified to liabilities and presented as book overdraft in the Company’s Consolidated Balance Sheets.  The Company maintains its cash and cash equivalents at various financial institutions and accounts are insured up to $250 thousand per depositor under FDIC insurance coverage.  Throughout the year, the Company’s cash balances were in excess of FDIC insurance coverage.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash and Cash Equivalents. The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal separately on the face the Consolidated Balance Sheets. See “NOTE 5 – INSURANCE OPERATIONS,” for a discussion of the nature of the restrictions.

Investment Securities, Trading. Investment securities held in the Company’s trading portfolio consisted of both fixed maturities and equity securities. Investment securities held in trading were recorded at fair value on the consolidated balance sheet, with unrealized gains and losses reported in current period earnings. All investment securities held by the Company as of December 31, 2012 were held in the trading portfolio. The Company liquidated its trading portfolio of equity securities and transferred the fixed maturities that were outstanding at December 31, 2012 into its portfolio of securities available for sale effective March 1, 2013.

Gains and losses realized on the disposition of investment securities held in trading were determined on the first-in-first-out (“FIFO”) basis and credited or charged to income. Premium and discount on investment securities held in trading were amortized and accreted using the interest method and charged or credited to investment income.

Investment Securities, Available for Sale. Investment securities available for sale consist of fixed maturities, equity securities and short-term investments with maturities of greater than three months. Investment securities available for sale are recorded at fair value on the consolidated balance sheet. Unrealized gains and losses on securities available for sale are excluded from earnings and reported as a component of other comprehensive income, net of related deferred taxes until reclassified to earnings upon the consummation of sales transaction with an unrelated third party or when the decline in fair value is deemed other than temporary.

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

Gains and losses realized on the disposition of investment securities available for sale are determined on the FIFO basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

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

Premiums Receivable. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience. As of December 31, 2014 and 2013, the Company had recorded allowances for doubtful accounts in the amounts of $357 thousand and $446 thousand, respectively.

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

Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2014 and 2013.

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

Income (Loss) Per Share of Common Stock. Basic earnings per share is computed by dividing the Company’s net income (loss) available to common stockholders, by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding during the period and the impact of all dilutive potential common shares, primarily preferred stock, unvested shares and options. The dilutive impact of stock options and unvested shares is determined by applying the treasury stock method and the dilutive impact of the preferred stock is determined by applying the “if converted” method.

Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.

Share-based Compensation. The Company accounts for share-based compensation based on the estimated grant-date fair value. The Company recognizes these compensation costs in general and administrative expenses and generally amortizes them on a straight-line basis over the requisite service period of the award, which is the vesting term. Individual tranches of performance-based awards are amortized separately since the vesting of each tranche is subject to independent annual measures. The fair value of stock option awards are estimated using the Black-Scholes option pricing model with the grant-date assumptions discussed in “NOTE 9 – SHARE BASED COMPENSATION.” The fair value of the restricted share grants are determined based on the market price on the date of grant.

Statutory Accounting. UPCIC and APPCIC prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (“OIR”). The OIR requires that insurance companies domiciled in Florida prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual, as modified by the OIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2014 and 2013 and the results of operations and cash flows, for the years ended December 31, 2014, 2013 and 2012, have been determined in accordance with statutory accounting principles, but adjusted to U.S. GAAP for purposes of these financial statements. The statutory accounting principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from U.S. GAAP.

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

NOTE 3 – INVESTMENTS

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	December 31, 2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$120,627	$38	$(627)	$120,038
Corporate bonds	120,025	171	(364)	119,832
Mortgage-backed and asset-backed securities	107,589	136	(502)	107,223
Redeemable preferred stock	6,700	165	(9)	6,856
Equity Securities:
Common stock	331	4	(65)	270
Mutual funds	21,296	—	(1,924)	19,372
Short-term investments	50,000	—	(10)	49,990
Total	$426,568	$514	$(3,501)	$423,581

	December 31, 2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$105,229	$19	$(1,033)	$104,215
Corporate bonds	94,708	265	(770)	94,203
Mortgage-backed and asset-backed securities	91,502	75	(577)	91,000
Equity Securities:
Common stock	8,500	916	(121)	9,295
Mutual funds	55,113	2,266	(1,652)	55,727
Total	$355,052	$3,541	$(4,153)	$354,440

The Company has made an assessment of its invested assets for fair value measurement as further described in “NOTE 16 – Fair Value Measurements.”

The following table provides the credit quality of investments with contractual maturities as of the dates presented (in thousands):

December 31, 2014
Standard and Poor's		% of Total
Rating Services	Fair Value	Fair Value
AAA	$31,783	7.9%
AA	207,953	51.5%
A	79,675	19.7%
BBB	45,781	11.3%
BB and Below (1)	2,677	0.7%
No Rating Available (2)	36,070	8.9%
Total	$403,939	100.0%

December 31, 2013
Standard and Poor's		% of Total
Rating Services	Fair Value	Fair Value
AAA	$82,889	28.6%
AA	120,976	41.8%
A	46,689	16.1%
BBB	38,114	13.2%
No Rating Available	750	0.3%
Total	$289,418	100.0%

(1)	As of December 31, 2014, $268 thousand of these investments were rated “Baa3” by Moody’s Investors Service, Inc.
(2)	As of December 31, 2014, $7.9 million of these investments were rated “Aaa” by Moody’s Investors Service, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2014		December 31, 2013
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$64,905	$64,619	$64,028	$63,547
Non-agency	8,053	7,987	—	—
Asset-backed securities:
Auto loan receivables	16,551	16,556	14,816	14,841
Credit card receivables	13,481	13,457	11,478	11,425
Other receivables	4,599	4,604	1,180	1,187
Total	$107,589	$107,223	$91,502	$91,000

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	December 31, 2014
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	3	$27,341	$(55)	4	$34,050	$(572)
Corporate bonds	67	58,271	(238)	12	15,105	(126)
Mortgage-backed and asset-backed securities	20	48,335	(273)	5	16,842	(229)
Redeemable preferred stock	12	1,153	(9)	—	—	—
Equity securities:
Common stock	2	87	(20)	2	117	(45)
Mutual funds	2	10,514	(97)	1	8,859	(1,827)
Short-term investments	2	37,490	(10)	—	—	—
Total	108	$183,191	$(702)	24	$74,973	$(2,799)

	December 31, 2013
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	6	$71,042	$(1,033)	—	$—	$—
Corporate bonds	55	65,926	(770)	—	—	—
Mortgage-backed and asset-backed securities	16	67,110	(577)	—	—	—
Equity securities:
Common stock	13	3,517	(121)	—	—	—
Mutual funds	5	19,646	(1,652)	—	—	—
Total	95	$227,241	$(4,153)	—	$—	$—

At December 31, 2014, we held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, we perform quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity and equity securities, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities, management has no reason to believe the unrealized losses for securities available for sale at December 31, 2014 are other than temporary.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	December 31, 2014
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$101,406	$101,368
Due after one year through five years	185,184	184,457
Due after five years through ten years	3,067	3,057
Due after ten years	3,593	3,673
Mortgage-backed and asset-backed securities	107,589	107,223
Perpetual maturity securities	4,102	4,161
Total	$404,941	$403,939

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Year Ended
	December 31,
	2014	2013
Sales proceeds (fair value)	$181,134	$15,542
Gross realized gains	$6,205	$1,301
Gross realized losses	$(578)	$(4)
Other than temporary impairment	$—	$—

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash and cash equivalents (1)	$83	$148	$705
Fixed maturities	3,329	1,420	66
Equity securities	988	1,982	566
Short-term investments	46	—	—
Total investment income	4,446	3,550	1,337
Less: Investment expenses (2)	(2,071)	(1,622)	(896)
Net investment (expense) income	$2,375	$1,928	$441

(1)Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents.

(2)Includes investment expenses related to cash and cash equivalents and restricted cash and cash equivalents.

Trading Portfolio

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

The following table provides the effect of trading activities on the Company’s results of operations for the periods presented by type of instrument and by line item in the Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2013	2012
Realized gains (losses) on investments:
Equity securities	$(15,969)	$(12,286)
Derivatives (non-hedging instruments) (1)	(68)	343
Total realized gains (losses) on trading portfolio	(16,037)	(11,943)
Change in unrealized gains (losses) on investments:
Fixed maturities	13	195
Equity securities	7,758	9,158
Derivatives (non-hedging instruments) (1)	89	145
Other	14	(55)
Total change in unrealized gains (losses) on trading portfolio	7,874	9,443
Net gains (losses) recognized on trading portfolio	$(8,163)	$(2,500)

(1)	This table provides the alternative quantitative disclosures permitted for derivatives that are not used as hedging instruments and are included in the trading portfolio.

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

The Company reduced the percentage of premiums ceded by UPCIC to its quota share reinsurers to 30% beginning with the reinsurance program effective June 1, 2014, from 45% under the prior year quota share contracts that were effective June 1, 2013 through May 31, 2014. By ceding 15 percentage points less premium to its quota share reinsurers, the Company expects to increase its profitability by retaining more premium. The reduction in cession rate also decreases the amount of losses and LAE that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, as of December 31, 2014, that is a component of net deferred policy acquisition costs.

The following table presents quota-share cession rates by reinsurance program and the years they were in effect:

Reinsurance Program	Cession Rate
June 2011 - May 2012	50%
June 2012 - May 2013	45%
June 2013 - May 2014	45%
June 2014 - May 2015	30%

Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance contracts. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Deferred ceding commissions are netted against deferred policy acquisition costs and amortized over the effective period of the related insurance policies.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2014
		Standard
		and Poor's	Moody's	Due from as of
	AM Best	Rating	Investors	December 31,
Reinsurer	Company	Services	Service, Inc.	2014	2013
Everest Reinsurance Company	A+	A+	A1	$16,780	$87,789
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	31,870	33,593
Odyssey Reinsurance Company	A	A-	A3	136,339	142,190
Total (1)				$184,989	$263,572

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the year ended December 31, 2014
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$789,577	$777,317	$199,181
Ceded	(399,730)	(450,440)	(75,906)
Net	$389,847	$326,877	$123,275

	For the year ended December 31, 2013
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$783,894	$788,477	$216,852
Ceded	(522,116)	(520,822)	(108,237)
Net	$261,778	$267,655	$108,615

	For the year ended December 31, 2012
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$780,128	$751,899	$249,064
Ceded	(517,604)	(520,779)	(122,877)
Net	$262,524	$231,120	$126,187

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2014	2013
Prepaid reinsurance premiums	$190,505	$241,214
Reinsurance recoverable on unpaid losses and LAE	$47,350	$68,584
Reinsurance recoverable on paid losses	7,837	39,263
Reinsurance receivable, net	7,468	203
Reinsurance recoverable and receivable	$62,655	$108,050

NOTE 5 – INSURANCE OPERATIONS

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	For the years ended December 31,
	2014	2013	2012
DPAC, beginning of year (1)	$54,099	$54,431	$50,200
Capitalized Costs	108,072	109,981	107,180
Amortization of DPAC	(107,568)	(110,313)	(102,949)
DPAC, end of year	$54,603	$54,099	$54,431
DRCC, beginning of year (1)	$38,200	$37,149	$38,845
Ceding Commissions Written	64,810	89,679	85,063
Earned Ceding Commissions	(74,067)	(88,628)	(86,759)
DRCC, end of year	$28,943	$38,200	$37,149
DPAC (DRCC), net, beginning of year (1)	$15,899	$17,282	$11,355
Capitalized Costs, net	43,262	20,302	22,117
Amortization of DPAC (DRCC), net	(33,501)	(21,685)	(16,190)
DPAC (DRCC), net, end of year	$25,660	$15,899	$17,282

(1)

The beginning balances for the twelve months ended December 31, 2012 have been adjusted in connection with the adoption of the FASB's updated guidance related to deferred policy acquisition costs as discussed below.

As discussed in “NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES,” the Company prospectively adopted new accounting guidance effective January 1, 2012 related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance resulted in a 13% reduction of our net deferred policy acquisition costs as of December 31, 2011, and a corresponding pre-tax charge of $1.6 million against earnings during the first quarter of 2012. This charge represents a charge-off of capitalized costs existing at December 31, 2011, which would have been amortized to earnings within a twelve-month period under the old guidance. In the period of adoption (three months ended March 31, 2012), approximately $9 million of net costs would have been deferred under the old guidance compared to the $5.6 million under the new guidance. Future expenses will be accelerated with the adoption of this guidance, as the amounts being deferred have decreased, partially offset by less amortization. The effect of this change in periods subsequent to March 31, 2012, on income and per share amounts is not determinable as the historical methodology will have been discontinued after adoption.

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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company’s policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During the twelve-month periods ended December 31, 2014, 2013 and 2012, the Company did not experience any significant effects from catastrophic events. Management continuously evaluates alternative business strategies to effectively manage the Company’s exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in “NOTE 4 – REINSURANCE.”

Management believes that the liabilities for claims and claims expense as of December 31, 2014 are appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company’s financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company’s financial statements.

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$159,222	$193,241	$187,215
Less: Reinsurance recoverable	(68,584)	(81,415)	(88,002)
Net balance at beginning of period	90,638	111,826	99,213
Incurred (recovered) related to:
Current year	124,011	111,560	119,458
Prior years	(736)	(2,945)	6,729
Total incurred	123,275	108,615	126,187
Paid related to:
Current year	73,981	62,529	54,141
Prior years	52,929	67,274	59,433
Total paid	126,910	129,803	113,574
Net balance at end of period	87,003	90,638	111,826
Plus: Reinsurance recoverable	47,350	68,584	81,415
Balance at end of year	$134,353	$159,222	$193,241

The company has adjusted prior year reserves to reflect both positive and negative development trends.  The company continues to see an increase in claim settlement rates as a result of ongoing claims department initiatives which were introduced in 2013.  This has resulted in favorable development for the majority of claim segments, particularly for the most recent accident years, but is partially offset by unfavorable development in bringing closure to claims previously in a litigious environment.

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

Based on the 2013 statutory net income and statutory capital and surplus levels, UPCIC had the capacity to pay ordinary dividends of $290 thousand during 2014. APPCIC did not have the capacity to pay ordinary dividends during 2014. For the year ended December 31, 2014, no dividends were paid from UPCIC or APPCIC to UIHCF. Dividends paid to the shareholders of UIH are paid from the earnings of UIH and its non-insurance subsidiaries and not from the capital and surplus of the Insurance Entities.

The Florida Insurance Code requires insurance companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $5.0 million. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differ from U.S. GAAP, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the dates presented (in thousands):

	As of December 31,
	2014	2013
Ten percent of total liabilities
UPCIC	$42,659	$39,179
APPCIC	$514	$625
Statutory capital and surplus
UPCIC	$200,173	$161,803
APPCIC	$14,036	$13,708

As of the dates in the table above, both UPCIC and APPCIC met the Florida capitalization requirement. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

Through UIHCF, the Insurance Entities’ parent company, UIH recorded capital contributions for the periods presented (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Capital Contributions	$—	$—	$28,550

UPCIC and APPCIC are required annually to comply with the NAIC Risk-Based Capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2014, based on calculations using the appropriate NAIC RBC formula, UPCIC’s and APPCIC’s reported total adjusted capital was in excess of the requirements.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2014	2013
Restricted cash and cash equivalents	$2,635	$2,600
Investments	$3,609	$3,707

In November 2012, the Florida Insurance Guaranty Association (“FIGA”) Board of Directors determined the need for an emergency assessment upon its member companies. The assessment was 0.9% of each respective member’s Florida net direct premiums for calendar year 2011. The Insurance Entities’ participation in this assessment totaled $6.3 million based on 2011 net direct premiums generated in Florida of approximately $704.8 million. Pursuant to Florida statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to FIGA. As a result, the Insurance Entities recorded this assessment as an expense during the year ended December 31, 2012 and began to recoup the assessment on February 1, 2013. The vast majority of this assessment was recovered in 2013.

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the dates presented (in thousands):

	As of December 31,
	2014	2013
Land	$3,987	$1,287
Building	9,848	6,508
Leasehold improvements	—	17
Construction in progress	1,427	—
Computers	2,303	619
Furniture	1,286	1,112
Automobiles and other vehicles	3,454	3,067
Software	653	2,055
Total cost	22,958	14,665
Less: Accumulated depreciation	(5,704)	(5,376)
Property and equipment, net	$17,254	$9,289

On July 12, 2013, UPCIC entered into a lease agreement (“Lease Agreement”) for an office building adjacent to its principal office in Fort Lauderdale, Florida (“Property”). The Company took possession of the Property and began making monthly rental payments on the Lease Agreement in October 2013.  Also on July 12, 2013, UPCIC entered into a purchase agreement to acquire the Property and completed the closing on the acquisition in December 2014 for approximately $6.0 million. The Property is currently reflected in land, building and construction in progress and will be placed into service once construction is complete.

Depreciation and amortization was $1.2 million, $1.0 million and $840 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table provides realized gains (losses) on the disposal of property and equipment for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Realized gain (loss) on disposal	$(19)	$(10)	$(6)

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of a surplus note entered into by UPCIC with carrying amounts of $17.3 million and $18.8 million as of December 31, 2014 and 2013, respectively; a term loan with a carrying amounts of $13.3 million and $18.5 million as of December 31, 2014 and 2013, respectively; and any amounts drawn upon an unsecured line of credit.

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (“SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (“ICBUI”). Under the ICBUI, which was implemented by the Florida Legislature to encourage insurance companies to write additional residential insurance coverage in Florida, the SBA matched UPCIC’s funds of $25.0 million that were earmarked for participation in the program. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC of approximately $200.2 million as of December 31, 2014.

The surplus note calls for serial maturities and is scheduled to be fully repaid on December, 31, 2026 and accrues interest at a rate equivalent to the 10-year U.S. Treasury Bond rate, adjusted quarterly based on the 10-year Constant Maturity Treasury rate. For the first three years of the term of the surplus note, UPCIC was required to pay interest only. The effective interest rate paid on the surplus note was 2.73%, 2.21% and 1.96% for years ended December 31, 2014, 2013 and 2012, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of $1.5 million were made during each of the years ended December 31, 2014, 2013 and 2012.

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

The original surplus note provided for increases in interest rates for failure to meet the Minimum Writing Ratio. Under the terms of the surplus note agreement, at December 31, 2007, the interest rate on the note was increased by 450 basis points. As of June 30, 2008, the additional interest rate on the note was decreased from 450 basis points to 25 basis points. Under the terms of the surplus note, as amended, the net written premium to surplus requirement and gross written premium to surplus requirement have been modified. Further, UPCIC will be subject to increases in interest rates if it drops below a net written premium to surplus of 1:1 below a gross written premium to surplus ratio of 3:1 for three consecutive quarters beginning January 1, 2010. As of December 31, 2014, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.

Term Loan

On May 23, 2013, UIH entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”). See “NOTE 11 – RELATED PARTY TRANSACTIONS,” for a discussion of a series of agreements entered into with RenRe Ventures and its affiliate Renaissance Reinsurance Ltd. (“RenRe”).

The Term Loan bears interest at the rate of 0.50% per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. Principal is payable annually on the anniversary of the closing date in three annual installments and interest is payable in arrears on the same dates as the principal payments. The Term Loan contains financial covenants and as of December 31, 2014, UIH was in compliance with such covenants.

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

The following table provides the principal amount and unamortized original issue discount of the Term Loan as of the dates presented (in thousands):

	As of December 31,
	2014	2013
Principal amount	$14,000	$20,000
Less: Unamortized discount	(670)	(1,510)
Term Loan, net of unamortized discount	$13,330	$18,490

Through the interest rate payment of 0.50% per annum and the amortization of the discount, the effective interest rate on the Term Loan is 5.99%.

Amortization of the original issue discount is included in interest expense, a component of general and administrative expenses, in the Consolidated Statements of Income and was $840 thousand and $601 thousand for the years ended December 31, 2014 and 2013, respectively.

Should UIH default on either the DB Loan (defined below) or the Term Loan, it will be prohibited from paying dividends to its shareholders.

Unsecured Line of Credit

On March 29, 2013, UIH entered into a revolving loan agreement and related revolving note with Deutsche Bank Trust Company Americas (“Deutsche Bank”), amended as of May 23, 2013 (“DB Loan”). The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10.0 million. Draws under the DB Loan have a maturity date of March 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%. The interest rate is at the election of UIH. The DB Loan contains financial covenants. As of December 31, 2014, UIH was in compliance with all such covenants. UIH had not drawn any amounts under the unsecured line of credit as of December 31, 2014.

Maturities

The following table provides an estimate of principal payments to be made for the amounts due on the surplus note and the Term Loan as of December 31, 2014 (in thousands):

2015	$8,471
2016	8,471
2017	1,471
2018	1,471
2019	1,471
Thereafter	9,925
Total (1)	$31,280

(1)	Differs from amount presented in the Balance Sheet as of December 31, 2014 due to unamortized discount as presented in the table above.

Interest Expense

Interest expense was $1.5 million, $1.2 million, and $414 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY (SEE PRO-FORMA INFORMATION BELOW)

Cumulative Convertible Preferred Stock

As of December 31, 2014 and 2013, the Company had shares outstanding of Series A Preferred Stock and Series M Preferred Stock. Each share of Series A Preferred Stock and Series M Preferred Stock is convertible by the Company into shares of Common Stock.

The following table provides certain information for each series of convertible preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31, 2014			As of December 31, 2013
	Series A	Series M	Total	Series A	Series M	Total
Shares issued and outstanding	10	2	12	20	10	30
Conversion factor	2.50	5.00	NM	2.50	5.00	NM
Common shares resulting if converted	25	10	35	50	50	100

NM – Not meaningful.

The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to holders of record of the Company’s Series A Preferred Stock of $13 thousand and $20 thousand for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, 9,975 shares of Series A Preferred Stock were converted into an aggregate of 24,938 shares of UIH’s common stock. There were no conversions of Series A Preferred Stock during the year ended December 31, 2013.

The Series M Preferred Stock pays a cumulative dividend of $0.20 per share per year. The Company declared and paid aggregate dividends to holders of record of the Company’s Series M Preferred Stock of $0.4 thousand and $9 thousand for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, 8,000 shares of Series M Preferred Stock were converted into an aggregate of 40,000 shares of UIH’s common stock. During the year ended December 31, 2013, 77,740 shares of Series M Preferred Stock were converted into an aggregate of 388,700 shares of UIH’s common stock.

Common Stock and Contingently Redeemable Common Stock

The following table summarizes the activity relating to shares of the Company’s Common Stock and Contingently Redeemable Common Stock during the periods presented (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2011	41,100	(1,018)	40,082
Options exercised	285	—	285
Restricted stock grant	650	—	650
Shares acquired through cashless exercise (1)	—	(146)	(146)
Shares cancelled	(146)	146	—
Balance, as of December 31, 2012	41,889	(1,018)	40,871
Conversion of preferred stock	389	—	389
Shares repurchased	—	(7,257)	(7,257)
Options exercised	2,330	—	2,330
Restricted stock grant	1,000	—	1,000
Shares acquired through cashless exercise (1)	—	(1,967)	(1,967)
Shares cancelled	(1,967)	1,967	—
Balance, as of December 31, 2013	43,641	(8,275)	35,366
Conversion of preferred stock	65	—	65
Shares repurchased	—	(2,392)	(2,392)
Treasury shares reissued and classified as contingently redeemable common stock (2)		1,000	1,000
Options exercised	1,900	—	1,900
Restricted stock grant	950	—	950
Shares acquired through cashless exercise (1)	—	(1,787)	(1,787)
Shares cancelled	(1,787)	1,787	—
Balance, as of December 31, 2014	44,769	(9,667)	35,102

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or Restricted Stock (as defined in “NOTE 9 – SHARE-BASED COMPENSATION “) vested. These shares have been cancelled by the Company.

(2)	Subsequent to December 31, 2014 contingently redeemable common stock was reclassified to common stock.

During the year ended December 31, 2013, UIH entered into various repurchase agreements with Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer, to repurchase shares of UIH’s common stock owned by Mr. Meier. UIH repurchased an aggregate of 7,016,000 shares from Mr. Meier at a total cost of $30.5 million.

During the year ended December 31, 2013, UIH entered into a repurchase agreement with Norman M. Meier, a former director and the former UIH Secretary, to repurchase shares of UIH’s common stock owned by Mr. Meier. UIH repurchased an aggregate of 241,933 shares from Mr. Meier at a total cost of $1.8 million.

During the year ended December 31, 2014, UIH entered into various repurchase agreements with Bradley I. Meier to repurchase shares of UIH’s common stock owned by Mr. Meier. UIH repurchased an aggregate of 1,225,000 shares from Mr. Meier at a total cost of $14.7 million. Mr. Meier represented he owned approximately 3% of UIH’s outstanding common stock as of December 31, 2014.  See “NOTE 11 – RELATED PARTY TRANSACTIONS” for details of the right of first refusal to repurchase shares from Mr. Meier.

During the year ended December 31, 2014, UIH repurchased an aggregate of 1,166,208 shares of its common stock in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, at a total cost of $15.0 million.

Dividends Declared

The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the year ended December 31,
	2014		2013		2012
	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	Amount	Amount	Amount	Amount	Amount	Amount
First Quarter	$0.10	$3,464	$0.08	$3,259	$0.10	$4,012
Second Quarter	$0.10	$3,502	$0.08	$2,821	$0.08	$3,214
Third Quarter	$0.10	$3,429	$0.10	$3,511	$0.08	$3,270
Fourth Quarter	$0.25	$8,845	$0.23	$8,134	$0.20	$8,174

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

Restrictions limiting the payment of dividends by UIH

UIH pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “NOTE 7 – LONG-TERM DEBT,” there are no restrictions for UIH limiting the payment of dividends. However, UIH’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UIH through UIHCF. See “NOTE 5 – INSURANCE OPERATIONS,” for a discussion of these restrictions. There are no such restrictions for UIH’s non-insurance consolidated subsidiaries. Notwithstanding the restriction on the net assets of the Insurance Entities, UIH received distributions from the earnings of its non-insurance consolidated subsidiaries of $55.8 million, $26.9 million and $40.2 million during the years ended December 31, 2014, 2013 and 2012, respectively and made capital contributions to the Insurance Entities of $28.6 million during the year ended December 31, 2012. UIH did not make any capital contributions to the Insurance Entities during the years ended December 31, 2014 and 2013. The Company prepares and files a consolidated federal tax return for UIH and its consolidated subsidiaries with all U.S. GAAP tax related entries recorded on the books of UIH. Since the U.S. GAAP tax related entries are not recorded at the subsidiary level, the Company does not have the ability to produce the amount of net assets for each of its subsidiaries in accordance with U.S. GAAP.

Contingently Redeemable Common Stock (SEE PRO-FORMA INFORMATION BELOW)

On December 2, 2014, UIH sold 1,000,000 registered shares of its common stock at a price of $19.00 per share, in a privately negotiated transaction, to Ananke Catastrophe Investments Ltd. (“Ananke”), an affiliate of Nephila Capital Ltd., which is subject to certain holding period restrictions.  Ananke is required to hold the shares of common stock for a minimum of six months and then may: 1) sell up to one-third during the next three-month period, 2) sell another one-third during the next three-month period and 3) sell the remaining purchased thereafter.

UIH purchases insurance coverage through a covered loss index swap transaction which protects its own assets against diminution in value due to certain catastrophe events impacting UPCIC.  In the event any covered loss index swap in place is triggered for payment, UIH shall, at the option of Ananke, repurchase all or any part of the common stock then owned by Ananke at a price of $19.00 per share.  The proceeds from the covered loss index swap would be used to fund the repurchase.  Circumstances under which the covered loss index swap would be triggered are considered by the Company to be remote.  The Company must exhaust a specific layer within UPCIC’s Florida catastrophe reinsurance coverage before triggering payment on the covered loss index swap. The specific layer that triggers payment has a remote probability of occurrence according to the leading insurance industry catastrophe models licensed by the Company that simulate expected loss outcomes on UPCIC’s portfolio of risks.  Subsequent adjustments to the carrying amount will not be made since the contingently redeemable common stock is not currently redeemable and it is not probable it will become redeemable in the future.  The capital resulting from this transaction is not restricted.

PRO-FORMA INFORMATION CONCERNING STOCKHOLDERS’ EQUITY

On February 19, 2015, the company entered into an amended agreement with Ananke to delete, in its entirety effective December 2, 2014, the provision giving rise to the redemption feature described above.  This modification results in classification of the common shares in permanent equity on the date of the amendment.  No consideration was exchanged with the amendment since both parties agreed that, given the remote possibility of the redemption to occur, the value of the redemption feature was de-minimis.  The following table has been provided to show the pro-forma effects to equity on the consolidated balance sheet as of December 31, 2014.

The following table shows the effect of unaudited pro-forma adjustments to the consolidated balance sheet as of December 31, 2014 (in thousands, except per share amounts):

	December 31, 2014
	As Reported	PRO-FORMA Adjustment Unaudited	PRO-FORMA Unaudited
Total assets	$911,774	—	$911,774

Total liabilities	692,858	—	692,858

Contingently redeemable common stock	19,000	(19,000)	—
STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—	—
Common stock, $.01 par value	448	—	448
Treasury shares, at cost	(62,153)	—	(62,153)
Additional paid-in capital	40,987	19,000	59,987
Accumulated other comprehensive income (loss), net of taxes	(1,835)	—	(1,835)
Retained earnings	222,469	—	222,469
Total stockholders' equity	199,916	19,000	218,916
Total liabilities, contingently redeemable common stock and stockholders' equity	$911,774	—	$911,774

NOTE 9 – SHARE-BASED COMPENSATION

Equity Compensation Plan

On October 13, 2009, the Company’s Board of Directors approved, and recommended that the Company’s stockholders approve, the 2009 Omnibus Incentive Plan (“Incentive Plan”). On November 16, 2009, the Company’s stockholders approved the Incentive Plan by written consent.

An aggregate of 1.8 million shares of Common Stock was initially reserved for issuance and available for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options, non-qualified stock option awards (“Stock Option”), stock appreciation rights, non-vested shares of Common Stock (“Restricted Stock”), restricted stock units, performance share or unit awards, other share-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates. The Incentive Plan also provides for awards that are intended to qualify as “performance-based compensation” in order to preserve the deductibility of such compensation by the Company under Section 162(m) of the Internal Revenue Code.

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

As of December 31, 2014, 3,664,024 shares remained reserved for issuance and were available for new awards under the Incentive Plan.

The following table provides certain information related to Stock Options and Restricted Stock during the year ended December 31, 2014 (in thousands, except per share data):

	For the year ended December 31, 2014
	Stock Options				Restricted Stock
		Weighted				Weighted
		Average		Weighted		Average
		Exercise	Aggregate	Average		Grant Date
	Number of	Price per	Intrinsic	Remaining	Number of	Fair Value
	Options	Share (1)	Value	Term	Shares (2)	per Share (1)
Outstanding as of December 31, 2013	4,125	$5.56			1,600	$4.94
Granted	230	15.81			950	12.88
Forfeited	(50)	4.51			n/a	n/a
Exercised	(1,900)	4.93			n/a	n/a
Vested	n/a	n/a			(1,875)	6.28
Expired	—	—			n/a	n/a
Outstanding as of December 31, 2014	2,405	$6.99	$32,362	3.88	675	$12.40
Exercisable as of December 31, 2014	962	$4.93	$14,926	3.02

(1)

Unless otherwise specified, such as in the case of the exercise of Stock Options, the per share prices were determined using the closing price of the Company’s Common Stock as quoted on the exchanges on which the Company was listed. Shares issued upon exercise of options represent original issuances in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended or issuances under the Company's Incentive Plan.

(2)	All shares outstanding as of December 31, 2014 are expected to vest.
n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Compensation expense:
Stock options	$675	$930	$1,188
Restricted stock	11,667	5,487	2,642
Total	$12,342	$6,417	$3,830
Deferred tax benefits:
Stock options	$260	$359	$458
Restricted stock	83	433	468
Total	$343	$792	$926
Realized tax benefits:
Stock options	$7,321	$2,365	$168
Restricted stock	967	374	291
Total	$8,288	$2,739	$459
Excess tax benefits (shortfall):
Stock options	$6,472	$418	$(1,618)
Restricted stock	534	(59)	(142)
Total	$7,006	$359	$(1,760)
Weighted average fair value per option or share:
Stock option grants	$3.39	$0.79	$0.87
Restricted stock grants	$12.88	$5.43	$3.37
Intrinsic value of options exercised	$18,979	$6,131	$437
Fair value of restricted stock vested	$28,350	$2,548	$1,164
Cash received for strike price and tax withholdings	$73	$—	$652
Shares acquired through cashless exercise (1)	1,787	1,966	147
Value of shares acquired through cashless exercise (1)	$26,947	$12,630	$583

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

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both Stock Options and Restricted Stock (dollars in thousands):

	As of December 31, 2014
	Stock	Restricted
	Options	Stock
Unrecognized expense	$1,485	$3,413
Weighted average remaining years	2.40	0.62

Stock Options

Stock Options granted by the Company generally expire between 5 to 7 years from the grant date and generally vest over a 1 to 3 year service period commencing on the grant date.

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

The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Year Ended December 31,
	2014	2013	2012
Weighted-average risk-free interest rate	0.48%	0.27%	0.62%
Expected term of option in years	2.98	3.21	4.25
Weighted-average volatility	40.3%	34.1%	48.4%
Dividend yield	3.9%	9.1%	11.4%
Weighted average grant date fair value per share	$3.39	$0.79	$0.87

On September 4, 2012, the Company granted Stock Options for an aggregate 500 thousand shares of Common Stock to the Company’s Chief Operating Officer (“COO”) in consideration for services rendered pursuant to terms of an employment agreement and to provide the COO with a continued incentive to share in the success of the Company. The options have an exercise price of $3.51, expire on September 4, 2019 and vest over two years as follows: options for 250 thousand shares on the one year anniversary of the grant date and options for 250 thousand shares on the two year anniversary of the grant date.

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

On November 12, 2013, the Company granted the Chief Administrative Officer (“CAO”) a Stock Option to purchase 200 thousand shares of common stock. The Company also granted the Chief Executive Officer (“CEO”) a Stock Option to purchase 300 thousand shares of common stock. Both option grants have an exercise price of $8.01 per share, expire on November 12, 2020 and vest over three years as follows: one third on the one (1) year anniversary of the date of grant, one third on the two (2) year anniversary of the date of grant and one third on the three (3) year anniversary of the date of grant.

Restricted Stock Grants

Restricted Stock grants are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements and or to provide to those employees with a continued incentive to share in the success of the Company. Restricted Stock generally vest over a three year service period commencing on the grant date. The prices discussed below reflect the market price of UIH’s common stock on the grant date.

Effective August 23, 2012, the Company issued 650 thousand shares of Restricted Stock at a price of $3.37 per share to its COO. The stock vested cumulatively over a two-year period as follows: 38.5 percent, 77 percent and 100 percent, respectively, on January 1, 2013, January 1, 2014 and December 31, 2014.

Effective April 1, 2013, the Company issued 500 thousand shares of Restricted Stock to its CEO, 250 thousand shares of Restricted Stock to its COO and 100 thousand shares of Restricted Stock to its CAO. All three Restricted Stock grants were issued at a price of $4.88 per share and vested on April 7, 2014.

Effective August 8, 2013, the Company issued 150 thousand shares of Restricted Stock at a price of $8.55 per share to its Chief Financial Officer. The stock vests cumulatively over a two-year period as follows: 50 percent and 50 percent, respectively, on October 1, 2014 and October 1, 2015.

Effective April 1, 2014, the Company issued 500 thousand shares of Restricted Stock at a price of $12.88 per share to its CEO. The stock vests on April 7, 2015.

Effective April 1, 2014, the Company issued 250 thousand shares of Restricted Stock at a price of $12.88 per share to its COO. The stock vested on December 31, 2014.

Effective April 1, 2014, the Company issued 200 thousand shares of Restricted Stock at a price of $12.88 per share to its CAO. The stock vests cumulatively over a two-year period as follows: 50 percent and 50 percent, respectively, on December 31, 2014 and December 31, 2015.

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

The plan titled the “Universal Property & Casualty 401(K) Profit Sharing Plan and Trust” (“401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or loss. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution that does not exceed five percent of their compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2014, 2013 and 2012.

The Company accrued for aggregate contributions of approximately $599 thousand, $709 thousand and $598 thousand to the 401(k) Plan during the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table provides payments made by the Company to related parties for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Downes and Associates	$—	$477	$623
SPC Global RE Advisors LLC	$120	$68	$—

There were no amounts due to SPC Global RE Advisors LLC as of December 31, 2014 and 2013, respectively. Payments due to Downes and Associates and SPC Global RE Advisors LLC were or are generally made in the month the services are provided.

See “NOTE 8 – STOCKHOLDERS’ EQUITY,” for details on the repurchase agreements between UIH and each of Messrs. Bradley Meier and Norman Meier.

RenRe currently is, and has been, a participant in the Company’s reinsurance programs. On May 23, 2013, the Company entered into a series of contracts with RenRe and its affiliate, RenRe Ventures. As discussed in “NOTE 7 – LONG-TERM DEBT,” UIH entered into an unsecured Term Loan with RenRe Ventures. The Term Loan is part of a series of agreements entered into by the Company, RenRe and RenRe Ventures pursuant to which, among other things, the Company has purchased a catastrophe risk-linked transaction contract from RenRe and entered into an agreement whereby RenRe will reserve reinsurance capacity for the Company’s reinsurance programs and receive a right of first refusal in respect of a portion thereof. As part of the series of agreements with RenRe and RenRe Ventures, on May 23, 2013, UIH, RenRe Ventures and Mr. Bradley Meier agreed to assign to RenRe Ventures a portion of UIH’s right of first refusal to repurchase shares of its common stock owned by Mr. Meier under the first repurchase agreement entered into on April 1, 2013. RenRe Ventures had a right of first refusal to repurchase one-third of the shares offered by Mr. Meier to any third party, up to the lesser of 2 million shares or 4.99% of UIH’s outstanding common stock, through December 31, 2014 which has expired.  Mr. Meier represented he owned approximately 3% of UIH’s outstanding common stock as of December 31, 2014.

NOTE 12 – INCOME TAXES

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented:

	For the years ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.4%	0.4%	0.6%
Disallowed compensation	4.2%	2.3%	3.2%
State income tax, net of federal tax benefit (1)	3.6%	3.6%	3.6%
Other, net	(0.4%)	—	(0.1%)
Effective tax rate	42.8%	41.3%	42.3%

(1)	Included in income tax is Florida income tax at a statutory rate of 5.5%.

Deferred income taxes represent the temporary differences between the U.S. GAAP and tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows as of the dates presented (in thousands):

	As of December 31,
	2014	2013
Deferred income tax assets:
Unearned premiums	$15,835	$10,976
Advanced premiums	1,332	1,742
Unpaid losses and LAE	1,654	2,598
Regulatory assessments	111	345
Share-based compensation	520	1,459
Accrued wages	539	255
Allowance for uncollectible receivables	138	172
Additional tax basis of securities	53	45
Capital loss carryforwards	918	1,149
Other comprehensive income	1,152	—
Total deferred income tax assets	22,252	18,741
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(9,898)	(6,133)
Prepaid expenses	(504)	(548)
Other comprehensive income	—	(9)
Total deferred income tax liabilities	(10,402)	(6,690)
Net deferred income tax asset	$11,850	$12,051

A valuation allowance is deemed unnecessary as of December 31, 2014 and 2013, respectively, because management believes it is probable that the Company will generate taxable income sufficient to realize the tax benefits associated with the net deferred income tax asset shown above in the near future.

Liabilities for unrecognized tax benefits, if any, are recorded in accordance with issued FASB guidance on Accounting for Uncertainty in Income Taxes. The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The Company filed a consolidated federal income tax return for the fiscal years ended December 31, 2013, 2012 and 2011 and intends to file the same for the year ended December 31, 2014. The tax allocation agreements between the Company and the Insurance Entities provide that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a U.S. GAAP basis.

Tax years that remain open for purposes of examination of the Company’s income tax liability due to taxing authorities, include the years ended December 31, 2013, 2012 and 2011. However, there is currently an IRS examination underway related to the loss carryback of realized losses from securities sold during 2012 applied to the 2009 tax year.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator for EPS:
Net income	$72,988	$58,977	$30,312
Less: Preferred stock dividends	(13)	(29)	(287)
Income available to common stockholders	$72,975	$58,948	$30,025
Denominator for EPS:
Weighted average common shares outstanding	33,569	35,866	39,614
Plus: Assumed conversion of share-based compensation (1)	1,535	1,531	513
Assumed conversion of preferred stock	46	379	489
Weighted average diluted common shares outstanding	35,150	37,776	40,616
Basic earnings per common share	$2.17	$1.64	$0.76
Diluted earnings per common share	$2.08	$1.56	$0.75
Weighted average number of antidilutive shares	64	518	818

(1)	Represents the dilutive effect of unvested Restricted Stock and unexercised Stock Options.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods presented (in thousands):

	Year Ended December 31,
	2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$3,252	$1,255	$1,997	$685	$264	$421
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(5,627)	(2,171)	(3,456)	(1,297)	(500)	(797)
Net current period other comprehensive income (loss)	$(2,375)	$(916)	$(1,459)	$(612)	$(236)	$(376)

There were no amounts of other comprehensive income for the year ended December 31, 2012.

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Year Ended December 31,		Affected Line Item in the Statement
Comprehensive Income Components	2014	2013	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$5,627	$1,297	Net realized gains (losses) on investments
	(2,171)	(500)	Income taxes, current
	$3,456	$797	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases and Other

In July 2013, UPCIC entered into a lease agreement (“Lease Agreement”) for an office building adjacent to its principal office in Fort Lauderdale, Florida (“Property”) and expects to use the Property for additional office and storage space. The Company took possession of the Property and began monthly rental payments in October 2013. The lease agreement was classified as an operating lease. As discussed in “NOTE 6 – PROPERTY AND EQUIPMENT,” UPCIC purchased the Property in December 2014.

The following table provides future minimum rental payments required under the non-cancelable operating leases as of the date presented (in thousands):

As of December 31, 2014
2015	$140
Total	$140

Total rental expense was $753 thousand, $423 thousand and $286 thousand in 2014, 2013 and 2012, respectively.

On December 2, 2014, UIH entered into a letter agreement with Ananke that calls for a minimum annual spend of $5 million towards covered loss index swaps during the period from June 1, 2016 through May 31, 2025.

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

Short-term investments: Comprise investment securities subject to remeasurement with original maturities within one year but more than three months. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

As required by U.S. GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the placement of the asset or liability within the fair value hierarchy levels.

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$120,038	$—	$120,038
Corporate bonds	—	119,832	—	119,832
Mortgage-backed and asset-backed securities	—	107,223	—	107,223
Redeemable preferred stock	—	6,856	—	6,856
Equity securities:
Common stock	270	—	—	270
Mutual funds	19,372	—	—	19,372
Short-term investments (1)	—	37,490	—	37,490
Total assets accounted for at fair value	$19,642	$391,439	$—	$411,081

(1)	Excludes $12.5 million of certificates of deposit not subject to remeasurement.

	Fair Value Measurements
	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$104,215	$—	$104,215
Corporate bonds	—	94,203	—	94,203
Mortgage-backed and asset-backed securities	—	91,000	—	91,000
Equity securities:
Common stock	9,295	—	—	9,295
Mutual funds	55,727	—	—	55,727
Total assets accounted for at fair value	$65,022	$289,418	$—	$354,440

The Company utilizes third-party independent pricing services that provide a price quote for each fixed maturity and equity security and short-term investment. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any fixed maturities, equity securities or short-term investments included in the tables above.

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2014		2013
		(Level 3)		(Level 3)
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Liabilities (debt):
Surplus note	$17,280	$14,951	$18,750	$15,900
Term loan	$13,330	$13,330	$18,490	$18,490

Level 3

Long-term debt: The fair value of the surplus note was determined by management from the expected cash flows discounted using the interest rate quoted by the holder. The SBA is the holder of the surplus note and the quoted interest rate is below prevailing rates quoted by private lending institutions. However, as the Company’s use of funds from the surplus note is limited by the terms of the agreement, the Company has determined the interest rate quoted by the SBA to be appropriate for purposes of establishing the fair value of the note.

The fair value of the Term Loan approximates the carrying value given the original issue discount which was calculated based on the present value of future cash flows using the Company’s effective borrowing rate for similar instruments.

NOTE 17 – QUARTERLY RESULTS FOR 2014 AND 2013 (UNAUDITED)

The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended December 31, 2014
Net premiums earned	$63,807	$73,362	$94,288	$95,420
Investment income	518	412	644	801
Total revenues	74,305	86,989	103,500	104,482
Total expenses	51,188	56,580	66,348	67,556
Net income	13,549	17,126	21,341	20,972
Basic earnings per share	$0.41	$0.50	$0.64	$0.63
Diluted earnings per share	$0.38	$0.49	$0.61	$0.59
For the year ended December 31, 2013
Net premiums earned	$65,409	$66,867	$68,927	$66,452
Investment income	12	137	382	1,397
Total revenues	67,455	77,756	78,368	77,580
Total expenses	47,693	48,068	53,255	51,587
Net income	11,959	17,029	14,407	15,582
Basic earnings per share	$0.30	$0.47	$0.43	$0.46
Diluted earnings per share	$0.29	$0.44	$0.40	$0.44

The improvement in the fourth quarter results for 2014 compared to 2013 includes an increase in revenues of $26.9 million offset by an increase in operating expenses of $16.0 million. The primary driver behind these increases was the reduction of the quota-share cession rate from 45% to 30% in June of 2014. The Company has also benefited from an overall decrease in the cost of certain reinsurance and operational initiatives to expedite the settlement of claims.  These initiatives have reduced both the severity of claims as well as the time to settle them, thereby reducing losses and loss adjustment expenses as a percent of earned premium.

NOTE 18 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2014.

On January 13, 2015, the Company declared a dividend of $0.12 per share on its outstanding common stock payable on March 2, 2015, to shareholders of record on February 18, 2015.

On February 19, 2015, the company entered into an amended agreement with Ananke to delete, in its entirety effective December 2, 2014, the provision giving rise to the redemption feature described in Note 8.  See Note 8 for the pro-forma effects of the amendment under the heading PRO-FORMA INFORMATION CONCERNING STOCKHOLDERS’ EQUITY.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by Plante & Moran, PLLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The auditor’s attestation report on management’s assessment of the Company’s internal control over financial reporting is presented above at “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding Certain Relationships and Related Transactions, and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding Principal Accountant Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon filed with this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(3)	Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (9)

3.2	Registrant’s Amended and Restated Bylaws (3)

3.3	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (2)

3.4	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (1)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated October 19, 1998 (2)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)

3.7	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 29, 2001 (2)

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 (6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 (6)

4.1	Form of Common Stock Certificate (9)

10.1	The Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan (10)*

10.2	Non-Qualified Stock Option Agreement, dated February 4, 2010, by and between the Company and Sean P. Downes (7)*

10.3	Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (4)*

10.4	Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (4)*

10.5	Director Services Agreement, dated July 12, 2007, by and between the Company and Reed J. Slogoff (4)*

10.6	Performance-Based Restricted Stock Award, dated March 28, 2011, by and between the Company and Sean P. Downes (8)*

10.7	Restricted Stock Award Agreement dated August 27, 2012, by and between the Company and Sean P. Downes (11)*

10.8	Non-qualified Stock Option Agreement by and between the Company and Sean P. Downes (11)*

10.9	Form of Indemnification Agreement (12)*

10.10	Founder and Adviser Agreement, dated February 6, 2013, by and between the Company and Bradley I. Meier (13)*

10.11	Amended and Restated Employment Agreement, dated February 22, 2013, by and between the Company and Sean P. Downes (14)*

10.12	Employment Agreement, dated February 22, 2013, by and between the Company and Jon W. Springer (14)*

10.13	Employment Agreement, dated February 22, 2013, by and between the Company and Norman M. Meier (14)*

10.14	Employment Agreement, dated March 21, 2013, by and between the Company and Stephen J. Donaghy (15)*

10.15	Employment Agreement, dated as of August 5, 2013, by and between Frank Wilcox and the Company (22)*

10.16	Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (19)*

10.17	Director Services Agreement, dated June 6, 2013, by and between the Company and Darryl L. Lewis (19)*

10.18	Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (20)*

10.19	Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997 (1)

10.20	Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (“SBA”) (5)

10.21	Addendum No. 1 to the Surplus Note between the Company and the SBA (5)

10.22	Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (5)

10.23	Independent Adjusting Firm Agreement between the Company and Downes and Associates (5)

10.24	Revolving Loan Agreement, dated March 29, 2013, by and between the Company and Deutsche Bank Trust Company Americas (16)

10.25	Revolving Note, dated March 29, 2013, by the Company in favor of Deutsche Bank Trust Company Americas, in the original principal amount of $10,000,000 (16)

10.26	Repurchase Agreement, dated April 1, 2013, by and between the Company and Bradley I. Meier (17)

10.27	Term Loan Agreement, dated May 23, 2013, by and between the Company and RenaissanceRe Ventures Ltd. (18)

10.28	Term Note, dated May 23, 2013, by the Company in favor of RenaissanceRe Ventures Ltd., in the original principal amount of $20,000,000 (18)

10.29	Sharing Agreement, dated May 23, 2013, by and between RenaissanceRe Ventures Ltd. and Deutsche Bank Trust Company Americas and acknowledged by the Company and the guarantors party thereto (18)

10.30	First Amendment and Consent to Revolving Loan Agreement, dated May 23, 2013, by and between Deutsche Bank Trust Company Americas and the Company (18)

10.31	Office Lease, dated July 12, 2013, by and between Commercial Station LLC and Universal Property & Casualty Insurance Company (21)

10.32	Agreement of Purchase and Sale, dated July 12, 2013, by and between Commercial Station LLC and Universal Property & Casualty Insurance Company (21)

10.33	Consulting Agreement, dated as of August 5, 2013, by and between George De Heer and the Company (22)

10.34	Repurchase Agreement, dated January 2, 2014, by and between the Company and Bradley I. Meier (23)

10.35	Repurchase Agreement, dated March 25, 2014, by and between the Company and Bradley I. Meier (24)

10.36	Director Services Agreement, dated June 5, 2014, by and between the Company and Ralph J. Palmieri (25)*

10.37	Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (25)*

10.38	Amendment No. 1 to Employment Agreement, dated December 15, 2014, between Jon W. Springer and the Company (26)*

10.39	Amendment No. 1 to Employment Agreement, dated December 15, 2014, between Stephen J. Donaghy and the Company (26)*

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These Exhibit Numbers are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 13, 1997, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 9, 2003.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2009.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-163564) filed with the Securities and Exchange Commission on December 8, 2009.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2010.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on May 12, 2011.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on June 14, 2012.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on August 29, 2012.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on November 15, 2012.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2013.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2013.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2013.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2013.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2013.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2013.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013.

(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-189122) deemed effective on June 6, 2013.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2013.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 5, 2013.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2014.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2014.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2014.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: February 25, 2015	By:	/s/ Sean P. Downes
Sean P. Downes, President, Chief Executive Officer and Principal Executive Officer

	By:	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean P. Downes	President, Chief Executive Officer and Director (Principal	February 25, 2015
Sean P. Downes	Executive Officer)

/s/ Jon W. Springer	Executive Vice President, Chief Operating Officer and Director	February 25, 2015
Jon W. Springer

/s/ Frank C. Wilcox	Chief Financial Officer (Principal Financial Officer and	February 25, 2015
Frank C. Wilcox	Principal Accounting Officer)

/s/ Scott P. Callahan	Director	February 25, 2015
Scott P. Callahan

/s/ Darryl L. Lewis	Director	February 25, 2015
Darryl L. Lewis

/s/ Ralph J. Palmieri	Director	February 25, 2015
Ralph J. Palmieri

/s/ Richard D. Peterson	Director	February 25, 2015
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	February 25, 2015
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	February 25, 2015
Ozzie A. Schindler

/s/ Joel M. Wilentz	Director	February 25, 2015
Joel M. Wilentz

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Universal Insurance Holdings, Inc. had no long term obligations, guarantees or material contingencies as of December 31, 2014 and 2013. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):

CONDENSED BALANCE SHEETS

	As of December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$14,890	$4,878
Investments in subsidiaries and undistributed earnings	216,656	174,068
Equity securities, at fair value	627	10,474
Fixed maturities, at fair value	2,967	750
Other receivables	—	244
Income taxes recoverable	5,675	8,152
Deferred income taxes	11,850	12,052
Other assets	1,040	346
Total assets	$253,705	$210,964
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$169	$146
Income taxes payable	1,799	2,566
Long-term debt	13,330	18,490
Other accrued expenses	19,491	14,153
Total liabilities	34,789	35,355

Contingently redeemable common stock	19,000	—
Issued shares - 1,000
Outstanding shares - 1,000
STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 12 and 30
Outstanding shares - 12 and 30
Minimum liquidation preference - $8.49 and $6.98 per share
Common stock, $.01 par value	448	436
Authorized shares - 55,000
Issued shares - 43,769 and 43,641
Outstanding shares - 34,102 and 35,366
Treasury shares, at cost - 9,667 and 8,275	(62,153)	(35,467)
Additional paid-in capital	40,987	42,282
Accumulated other comprehensive income (loss), net of taxes	(1,835)	(376)
Retained earnings	222,469	168,734
Total stockholders' equity	199,916	175,609
Total liabilities, contingently redeemable common stock and stockholders' equity	$253,705	$210,964

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2014	2013	2012
PREMIUMS EARNED AND OTHER REVENUES
Assumed premiums written	$—	$—	$10,686
Premiums earned	—	—	10,686
Net investment income (expense)	(23)	207	25
Net realized gains (losses) on investments	625	(2,947)	(1,880)
Net change in unrealized gains (losses) on investments	—	1,625	1,162
Management fee	121	134	142
Total premiums earned and other revenues	723	(981)	10,135
OPERATING COSTS AND EXPENSES
General and administrative expenses	39,062	32,476	25,051
Total operating cost and expenses	39,062	32,476	25,051
LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(38,339)	(33,457)	(14,916)
Benefit from income taxes	(16,403)	(13,834)	(6,312)
LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(21,936)	(19,623)	(8,604)
Equity in net income of subsidiaries	94,924	78,600	38,916
CONSOLIDATED NET INCOME	$72,988	$58,977	$30,312

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net Income	$72,988	$58,977	$30,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(94,924)	(78,600)	(38,916)
Distribution of income from subsidiaries	55,805	26,898	40,222
Depreciation	2	—	—
Amortization of share-based compensation	12,342	6,417	3,830
Amortization of original issue discount on debt	840	601	—
Accretion of deferred credit	(840)	(601)	—
Net realized (gains) losses on investments	(625)	2,947	1,880
Net change in unrealized (gains) losses on investments	—	(1,625)	(1,162)
Deferred income taxes	1,118	7,363	3,813
Excess tax benefits from share-based compensation	(7,006)	(359)	1,760
Other	—	—	—
Net changes in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	—	—	30,220
Purchases of equity securities, trading	—	(3,972)	(58,836)
Proceeds from sale of equity securities, trading	—	16,712	60,379
Income taxes recoverable	2,477	(5,558)	(2,594)
Income taxes payable	6,239	2,226	(13,801)
Other operating assets and liabilities	5,752	1,347	2,911
Net cash provided by (used in) operating activities	54,168	32,773	60,018
Cash flows from investing activities:
Capital contributions to subsidiaries	(5,585)	(1,600)	(28,555)
Purchases of equity securities, available for sale	(15,836)	(10,357)	—
Purchase of fixed maturities, available for sale	(3,000)	(750)	—
Proceeds from sales of equity securities, available for sale	26,060	—	—
Proceeds from sales of fixed maturities, available for sale	770	—	—
Net cash provided by (used in) investing activities	2,409	(12,707)	(28,555)
Cash flows from financing activities:
Proceeds from borrowings	—	20,000	—
Repayment of debt	(6,000)	—	—
Preferred stock dividend	(13)	(29)	(287)
Common stock dividend	(19,240)	(17,725)	(18,669)
Issuance of common stock	73	—	207
Purchase of treasury stock	(29,736)	(32,365)	—
Proceeds received from issuance of common and contingently redeemable common stock	19,000	—	—
Payments related to tax withholding for share-based compensation	(17,655)	(3,161)	(121)
Excess tax benefits (shortfall) from share-based compensation	7,006	359	(1,760)
Net cash provided by (used in) financing activities	(46,565)	(32,921)	(20,630)
Net increase (decrease) in cash and cash equivalents	10,012	(12,855)	10,833
Cash and cash equivalents at beginning of period	4,878	17,733	6,900
Cash and cash equivalents at end of period	$14,890	$4,878	$17,733

See accompanying notes to condensed financial statements

NOTE 1 – GENERAL

The financial statements of the Registrant should be read in conjunction with the consolidated financial statements in “Item 8.”

Nature of Operations and Basis of Presentation

Universal Insurance Holdings, Inc. (the “Company”), is a Delaware corporation originally incorporated as Universal Heights, Inc. in November 1990. The Company is an insurance holding company whose wholly-owned subsidiaries perform all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company and American Platinum Property and Casualty Insurance Company, collectively referred to as the “Insurance Entities”, the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements.

The Company generates revenues from premiums earned on reinsurance contracts entered into with the Insurance Entities and earnings on investments. The Company also receives distributions of earnings from its insurance and non-insurance subsidiaries.

Certain amounts in the prior periods’ condensed financial statements have been reclassified in order to conform to current period presentation. Such reclassifications had no effect on net income or stockholders’ equity.

NOTE 2 – SUBSEQUENT EVENTS

On February 19, 2015, the Company amended its agreement dated December 2, 2014 with a third party to issue shares of its common stock from treasury.  The amendment deletes, in its entirety effective December 2, 2014, the provision giving rise to a redemption feature that resulted in mezzanine equity presentation on the Company’s Condensed Balance Sheet as of December 31, 2014.  The shares have been reclassified to permanent equity as of February 20, 2014. No consideration was exchanged with the amendment since both parties agreed that, given the remote possibility of the redemption feature to occur, the value of the redemption feature was de-minimis.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented (in thousands):

		Additions
			Charges to
	Beginning	Charges to	Other		Ending
	Balance	Earnings	Accounts	Deductions	Balance
Description
Year Ended December 31, 2014:
Allowance for doubtful accounts	$446	431	—	520	$357
Year Ended December 31, 2013:
Allowance for doubtful accounts	$530	428	—	512	$446
Year Ended December 31, 2012:
Allowance for doubtful accounts	$715	319	—	504	$530

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY

AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of
	December 31,	For the Year Ended December 31,
	Reserves	Incurred	Incurred
	for Unpaid	Loss and	Loss and		Net
	Losses and	LAE Current	LAE Prior	Paid Losses	Investment
	LAE	Year	Years	and LAE	Income
2014	$134,353	$124,011	$(736)	$126,910	$2,375
2013	$159,222	$111,560	$(2,945)	$129,803	$1,928
2012	$193,241	$119,458	$6,729	$113,574	$441

	As of				As of
	December 31,	For the Year Ended December 31,			December 31,
	Deferred
	Policy		Net	Net
	Acquisition	Amortization	Premiums	Premiums	Unearned
	Cost ("DPAC")	of DPAC	Written	Earned	Premiums
2014	$25,660	$(33,501)	$389,847	$326,877	$395,748
2013	$15,899	$(21,685)	$261,778	$267,655	$383,488
2012	$17,282	$(16,190)	$262,524	$231,120	$388,071

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014, and the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Chicago, Illinois

February 25, 2015