Form 10-Q
period 2015-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2015-04-30
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,847,410 shares of common stock, par value $0.01 per share, outstanding on April 23, 2015.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31 2015 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 25, 2015.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Plante & Moran, PLLC

Chicago, Illinois April 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$182,311	$115,397
Restricted cash and cash equivalents	2,635	2,635
Fixed maturities, at fair value	347,912	353,949
Equity securities, at fair value	21,396	19,642
Short-term investments, at fair value	37,506	49,990
Prepaid reinsurance premiums	194,691	190,505
Reinsurance recoverable	51,366	55,187
Reinsurance receivable, net	4,297	7,468
Premiums receivable, net	55,033	50,987
Other receivables	3,284	2,763
Property and equipment, net	21,153	17,254
Deferred policy acquisition costs, net	26,195	25,660
Income taxes recoverable	—	5,675
Deferred income tax asset, net	11,717	11,850
Other assets	7,661	2,812
Total assets	$967,157	$911,774
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$125,161	$134,353
Unearned premiums	410,683	395,748
Advance premium	22,185	17,919
Accounts payable	2,472	4,121
Book overdraft	7,478	5,924
Reinsurance payable, net	91,258	66,066
Income taxes payable	6,681	1,799
Other liabilities and accrued expenses	27,505	36,318
Long-term debt	31,813	30,610
Total liabilities	725,236	692,858

Commitments and Contingencies (Note 12)

Contingently redeemable common stock	—	19,000
Issued shares - 0 and 1,000
Outstanding shares - 0 and 1,000

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 12 and 12
Outstanding shares - 12 and 12
Minimum liquidation preference, $8.49 and $8.49 per share
Common stock, $.01 par value	452	448
Authorized shares - 55,000
Issued shares - 45,224 and 43,769
Outstanding shares - 35,557 and 34,102
Treasury shares, at cost - 9,667 and 9,667	(62,153)	(62,153)
Additional paid-in capital	63,700	40,987
Accumulated other comprehensive income (loss), net of taxes	(638)	(1,835)
Retained earnings	240,560	222,469
Total stockholders' equity	241,921	199,916
Total liabilities, contingently redeemable common stock and stockholders' equity	$967,157	$911,774

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$211,605	$191,917
Ceded premiums written	(106,497)	(121,649)
Net premiums written	105,108	70,268
Change in net unearned premium	(10,748)	(6,461)
Premiums earned, net	94,360	63,807
Net investment income (expense)	862	518
Net realized gains (losses) on investments	171	902
Commission revenue	3,168	4,089
Policy fees	3,832	3,512
Other revenue	1,417	1,477
Total premiums earned and other revenues	103,810	74,305
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	33,590	26,825
General and administrative expenses	32,197	24,363
Total operating costs and expenses	65,787	51,188
INCOME BEFORE INCOME TAXES	38,023	23,117
Income tax expense	15,693	9,568
NET INCOME	$22,330	$13,549
Basic earnings per common share	$0.65	$0.41
Weighted average common shares outstanding - Basic	34,578	33,422
Fully diluted earnings per common share	$0.62	$0.38
Weighted average common shares outstanding - Diluted	36,081	35,641
Cash dividend declared per common share	$0.12	$0.10

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$22,330	$13,549
Other comprehensive income (loss), net of taxes	1,197	112
Comprehensive income (loss)	$23,527	$13,661

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	March 31,
	2015	2014
Cash flows from operating activities:
Net Income	$22,330	$13,549
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	141	71
Depreciation and amortization	389	280
Amortization of share-based compensation	2,752	1,685
Amortization of original issue discount on debt	181	250
Accretion of deferred credit	(181)	(250)
Book overdraft increase (decrease)	1,554	(11,962)
Net realized (gains) losses on investments	(171)	(902)
Amortization of premium/accretion of discount, net	430	499
Deferred income taxes	(620)	509
Excess tax (benefits) shortfall from share-based compensation	(4,136)	(6,342)
Other	61	(12)
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	—	(35)
Prepaid reinsurance premiums	(4,186)	5,188
Reinsurance recoverable	3,821	31,750
Reinsurance receivable, net	3,171	(6,801)
Premiums receivable, net	(4,187)	(1,715)
Accrued investment income	(90)	(32)
Other receivables	(425)	(636)
Income taxes recoverable	5,675	1,953
Deferred policy acquisition costs, net	(535)	6
Other assets	751	350
Unpaid losses and loss adjustment expenses	(9,192)	(8,665)
Unearned premiums	14,935	1,273
Accounts payable	(1,649)	1,058
Reinsurance payable, net	25,192	7,422
Income taxes payable	9,018	4,691
Other liabilities and accrued expenses	(8,633)	(5,779)
Advance premium	4,266	2,454
Net cash provided by (used in) operating activities	60,662	29,857
Cash flows from investing activities:
Proceeds from sale of property and equipment	50	17
Purchases of property and equipment	(7,613)	(751)
Payments to acquire a business	(1,000)	—
Purchases of equity securities	(17,056)	(4,782)
Purchases of fixed maturities	(24,965)	(20,475)
Proceeds from sales of equity securities	15,300	10,071
Proceeds from sales of fixed maturities	12,891	4,370
Maturities of fixed maturities	19,786	7,528
Maturities of short-term investments	12,500	—
Net cash provided by (used in) investing activities	9,893	(4,022)
Cash flows from financing activities:
Preferred stock dividend	(2)	(5)
Common stock dividend	(4,237)	(3,463)
Issuance of common stock	503	—
Purchase of treasury stock	—	(14,737)
Payments related to tax withholding for share-based compensation	(3,673)	(8,108)
Excess tax benefits (shortfall) from share-based compensation	4,136	6,342
Repayment of debt	(368)	(368)
Net cash provided by (used in) financing activities	(3,641)	(20,339)
Net increase (decrease) in cash and cash equivalents	66,914	5,496
Cash and cash equivalents at beginning of period	115,397	117,275
Cash and cash equivalents at end of period	$182,311	$122,771
Supplemental cash and non-cash flow disclosures:
Interest paid	$310	$433
Income taxes paid	$1,619	$2,404

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc., (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc., in November 1990. UIH with its wholly-owned subsidiaries (the “Company”), is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners insurance offered in nine states as of March 31, 2015, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include commissions collected from reinsurers, policy fees collected from policyholders through our wholly-owned managing general agency subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 25, 2015. The condensed consolidated balance sheet at December 31, 2014, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

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

2. Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2014.  Below are revised disclosures required to be reported on a quarterly basis.

Goodwill.  Goodwill arising from the acquisition of a business is initially measured at cost and not subject to amortization.  We assess goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset.  Goodwill is included under Other Assets in the Condensed Consolidated Balance Sheets.

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

3. Investments

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	March 31, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$105,290	$77	$(175)	$105,192
Corporate bonds	123,944	744	(114)	124,574
Mortgage-backed and asset-backed securities	109,529	521	(279)	109,771
Redeemable preferred stock	8,056	320	(1)	8,375
Equity Securities:
Common stock	2,215	—	(226)	1,989
Mutual funds	21,318	31	(1,942)	19,407
Short-term investments	37,500	6	—	37,506
Total	$407,852	$1,699	$(2,737)	$406,814

	December 31, 2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$120,627	$38	$(627)	$120,038
Corporate bonds	120,025	171	(364)	119,832
Mortgage-backed and asset-backed securities	107,589	136	(502)	107,223
Redeemable preferred stock	6,700	165	(9)	6,856
Equity Securities:
Common stock	331	4	(65)	270
Mutual funds	21,296	—	(1,924)	19,372
Short-term investments	50,000	—	(10)	49,990
Total	$426,568	$514	$(3,501)	$423,581

The following table provides the credit quality of investments with contractual maturities as of the dates presented (in thousands):

March 31, 2015
Standard and Poor's		% of Total
Rating Services	Fair Value	Fair Value
AAA	$31,671	8.2%
AA	186,057	48.4%
A	82,613	21.4%
BBB	45,137	11.7%
BB+ and Below (1)	3,210	0.8%
No Rating Available (2)	36,730	9.5%
Total	$385,418	100.0%

(1)	As of March 31, 2015, $675 thousand of these investments were rated either “Baa3” or “Baa2” by Moody’s Investors Service, Inc.
(2)	As of March 31, 2015, $18.9 million of these investments were rated either “Aaa” or “Aa3” by Moody’s Investors Service, Inc.

December 31, 2014
Standard and Poor's		% of Total
Rating Services	Fair Value	Fair Value
AAA	$31,783	7.9%
AA	207,953	51.5%
A	79,675	19.7%
BBB	45,781	11.3%
BB+ and Below	2,677	0.7%
No Rating Available	36,070	8.9%
Total	$403,939	100.0%

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2015		December 31, 2014
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$66,366	$66,526	$64,905	$64,619
Non-agency	9,833	9,849	8,053	7,987
Asset-backed securities:
Auto loan receivables	15,247	15,307	16,551	16,556
Credit card receivables	13,483	13,472	13,481	13,457
Other receivables	4,600	4,617	4,599	4,604
Total	$109,529	$109,771	$107,589	$107,223

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	March 31, 2015
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	3	$24,001	$(33)	2	$3,507	$(143)
Corporate bonds	13	14,351	(97)	3	3,397	(17)
Mortgage-backed and asset-backed securities	10	23,408	(63)	5	15,395	(216)
Redeemable preferred stock	5	569	(1)	—	—	—
Equity securities:
Common stock	3	1,911	(166)	2	78	(60)
Mutual funds	1	525	(56)	1	8,801	(1,885)
Total	35	$64,765	$(416)	13	$31,178	$(2,321)

	December 31, 2014
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	3	$27,341	$(55)	4	$34,050	$(572)
Corporate bonds	67	58,271	(238)	12	15,105	(126)
Mortgage-backed and asset-backed securities	20	48,335	(273)	5	16,842	(229)
Redeemable preferred stock	12	1,153	(9)	—	—	—
Equity securities:
Common stock	2	87	(20)	2	117	(45)
Mutual funds	2	10,514	(97)	1	8,859	(1,827)
Short-term investments	2	37,490	(10)	—	—	—
Total	108	$183,191	$(702)	24	$74,973	$(2,799)

At March 31, 2015, we held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, we perform quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity and equity securities, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities, management has no reason to believe the unrealized losses for securities available for sale at March 31, 2015 are other than temporary.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	March 31, 2015
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$80,687	$80,697
Due after one year through five years	183,707	184,223
Due after five years through ten years	1,347	1,368
Due after ten years	3,732	3,889
Mortgage-backed and asset-backed securities	109,528	109,771
Perpetual maturity securities	5,318	5,470
Total	$384,319	$385,418

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Sales proceeds (fair value)	$40,595	$14,441
Gross realized gains	$186	$999
Gross realized losses	$(15)	$(97)
Other than temporary losses	$—	$—

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Fixed maturities	1,184	728
Equity securities	57	302
Short-term investments	38	—
Other (1)	66	12
Total investment income	1,345	1,042
Less: Investment expenses (2)	(483)	(524)
Net investment (expense) income	$862	$518

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes investment expenses related to cash and cash equivalents, restricted cash and cash equivalents and real estate investments.

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

The Company reduced the percentage of premiums ceded by UPCIC to its quota share reinsurers to 30% beginning with the reinsurance program effective June 1, 2014, from 45% under the prior year quota share contracts that were effective June 1, 2013 through May 31, 2014. By ceding 15 percentage points less premium to its quota share reinsurers, the Company expects to increase its profitability by retaining more premium. The reduction in cession rate also decreases the amount of losses and loss adjustment expenses (“LAE”) that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The reduction of cession rate also reduces the amount of ceding commissions earned from the Company’s quota share reinsurer during the contract term and decreases the amount of deferred ceding commission, which is a component of net deferred policy acquisition costs.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2015			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	March 31,	December 31,
Reinsurer	Company	Services	Service, Inc.	2015	2014
Everest Reinsurance Company	A+	A+	A1	$12,029	$16,780
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	12,748	31,870
Odyssey Reinsurance Company	A	A-	A3	139,044	136,339
Total (1)				$163,821	$184,989

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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2015			2014
			Loss and Loss			Loss and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$211,605	$196,671	$49,290	$191,917	$190,644	$50,722
Ceded	(106,497)	(102,311)	(15,700)	(121,649)	(126,837)	(23,897)
Net	$105,108	$94,360	$33,590	$70,268	$63,807	$26,825

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid reinsurance premiums	$194,691	$190,505
Reinsurance recoverable on unpaid losses and LAE	$42,713	$47,350
Reinsurance recoverable on paid losses	8,653	7,837
Reinsurance receivable, net	4,297	7,468
Reinsurance recoverable and receivable	$55,663	$62,655

5. Insurance Operations

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
DPAC, beginning of period	$54,603	$54,099
Capitalized Costs	28,567	26,782
Amortization of DPAC	(26,987)	(26,670)
DPAC, end of period	$56,183	$54,211
DRCC, beginning of period	$28,943	$38,200
Ceding Commissions Written	17,661	21,880
Earned Ceding Commissions	(16,616)	(21,762)
DRCC, end of period	$29,988	$38,318
DPAC (DRCC), net, beginning of period	$25,660	$15,899
Capitalized Costs, net	10,906	4,902
Amortization of DPAC (DRCC), net	(10,371)	(4,908)
DPAC (DRCC), net, end of period	$26,195	$15,893

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Balance at beginning of period	$134,353	$159,222
Less: Reinsurance recoverable	(47,350)	(68,584)
Net balance at beginning of period	87,003	90,638
Incurred (recovered) related to:
Current year	33,559	26,855
Prior years	27	(30)
Total incurred	33,586	26,825
Paid related to:
Current year	6,789	3,867
Prior years	31,352	27,148
Total paid	38,141	31,015
Net balance at end of period	82,448	86,448
Plus: Reinsurance recoverable	42,713	64,109
Balance at end of period	$125,161	$150,557

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”).  UPCIC also is subject to regulation and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer its principal regulatory authority is the OIR.  These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UIHCF”), without prior regulatory approval is limited by the provisions of Florida Statutes. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In accordance with Florida Statutes, and based on the calculations performed by the Company as of December 31, 2014, UPCIC has the capacity to pay ordinary dividends of $27.7 million during 2015. APPCIC does not have the capacity to pay ordinary dividends during 2015. For the three months ended March 31, 2015, no dividends were paid from UPCIC or APPCIC to UIHCF. Dividends paid to the shareholders of UIH during the three months ended March 31, 2015 were paid from the earnings of UIH and its non-insurance subsidiaries.

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

	March 31,	December 31,
	2015	2014
Ten percent of total liabilities
UPCIC	$47,443	$42,659
APPCIC	$604	$514
Statutory capital and surplus
UPCIC	$215,270	$200,173
APPCIC	$14,003	$14,036

As of the dates in the table above, both UPCIC and APPCIC met the Florida capitalization requirement. As of March 31, 2015 UPCIC also met the capitalization requirements of the other states in which it is licensed.  UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31,	December 31,
	2015	2014
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,648	$3,609

6. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2015	2014
Surplus note	$16,912	$17,280
Term loan	13,511	13,330
Promissory note	1,390	—
Total	$31,813	$30,610

The term loan and unsecured line of credit contain certain covenants and restrictions applicable while amounts are outstanding thereunder.  As of March 31, 2015, UIH had not drawn any amounts under the unsecured line of credit.  Pursuant to the agreements underlying the term loan and unsecured line of credit, UIH will be prohibited from paying dividends to its shareholders should UIH default.  UIH was in compliance with the covenants of the term loan as of March 31, 2015.  UPCIC was in compliance with the terms of the surplus note as of March 31, 2015.

7. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock and contingently redeemable common stock during the three months ended March 31, 2015 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2014	44,769	(9,667)	35,102
Conversion of preferred stock	—	—	—
Shares repurchased	—	—	—
Options exercised	590	—	590
Restricted stock grants	115	—	115
Shares acquired through cashless exercise (1)	—	(250)	(250)
Shares cancelled	(250)	250	—
Balance, as of March 31, 2015	45,224	(9,667)	35,557

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

Dividends

On January 13, 2015, UIH declared a cash dividend of $0.12 per share on its outstanding common stock paid on March 2, 2015, to the shareholders of record at the close of business on February 18, 2015.

Contingently Redeemable Common Stock

On December 2, 2014, UIH sold 1,000,000 registered shares of its common stock at a price of $19.00 per share, in a privately negotiated transaction, to Ananke Catastrophe Investments Ltd. (“Ananke”), an affiliate of Nephila Capital Ltd., which is subject to certain holding period restrictions.  Ananke is required to hold the shares of common stock for a minimum of six months and then may: 1) sell up to one-third during the next three-month period, 2) sell another one-third during the next three-month period and 3) sell the remaining shares purchased thereafter.

The shares sold to Ananke had been subject to a redemption option, conditioned on a covered loss index swap being triggered for payment.

On February 19, 2015, the company entered into an amended agreement with Ananke to delete, in its entirety effective December 2, 2014, the provision giving rise to the redemption.  This modification results in classification of the common shares in permanent equity on the date of the amendment.  No consideration was exchanged with the amendment since both parties agreed that, given the remote possibility of the redemption to occur, the value of the redemption feature was de-minimis.  The effects of the amendment were recorded during the quarter ended March 31, 2015.  The following table has been provided to illustrate pro-forma effect of the amendment had it been in place as of December 31, 2014.

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

8. Related Party Transactions

Scott P. Callahan, a director of the Company, provides the Company with consulting services and advice with respect to the Company’s reinsurance and related matters through SPC Global RE Advisors LLC, an entity affiliated with Mr. Callahan. The Company entered into the consulting agreement with SPC Global RE Advisors LLC effective June 6, 2013.

The following table provides payments made by the Company to related parties for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
SPC Global RE Advisors LLC	$30	$30

There were no amounts due to SPC Global RE Advisors LLC as of March 31, 2015 and December 31, 2014, respectively. Payments due to SPC Global RE Advisors LLC are generally made in the month the services are provided.

9. Income Taxes

During the three months ended March 31, 2015 and 2014, the Company recorded approximately $15.7 million and $9.6 million of income taxes, respectively.  Our effective tax rate for the quarter ending March 31, 2015 is 41.3% compared to a 41.4% effective tax rate for the same period in the prior year.  In arriving at these rates, the Company considers a variety of factors including the forecasted full year pre-tax results, the U.S. federal tax rate of 35%, expected non-deductible expenses, and estimated state income taxes.  The Company’s final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any non-deductible expenses in relation to that pre-tax income.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator for EPS:
Net income	$22,330	$13,549
Less: Preferred stock dividends	(2)	(5)
Income available to common stockholders	$22,328	$13,544
Denominator for EPS:
Weighted average common shares outstanding	34,578	33,422
Plus: Assumed conversion of stock-based compensation (1)	1,468	2,140
Assumed conversion of preferred stock	35	79
Weighted average diluted common shares outstanding	36,081	35,641
Basic earnings per common share	$0.65	$0.41
Diluted earnings per common share	$0.62	$0.38
(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$2,121	$818	$1,303	$1,084	$418	$666
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(171)	(65)	(106)	(902)	(348)	(554)
Net current period other comprehensive income (loss)	$1,950	$753	$1,197	$182	$70	$112

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Three Months Ended March 31,		Affected Line Item in the Statement
Comprehensive Income Components	2015	2014	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$171	$902	Net realized gains (losses) on investments
	(65)	(348)	Income taxes, current
	$106	$554	Net of tax

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value including those on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	March 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	—	105,192	—	105,192
Corporate bonds	—	124,574	—	124,574
Mortgage-backed and asset-backed securities	—	109,771	—	109,771
Redeemable preferred stock	—	8,375	—	8,375
Equity securities:
Common stock	1,989	—	—	1,989
Mutual funds	19,407	—	—	19,407
Short-term investments	—	37,506	—	37,506
Total assets accounted for at fair value	$21,396	$385,418	$—	$406,814

	Fair Value Measurements
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	—	120,038	—	120,038
Corporate bonds	—	119,832	—	119,832
Mortgage-backed and asset-backed securities	—	107,223	—	107,223
Redeemable preferred stock	—	6,856	—	6,856
Equity securities:
Common stock	270	—	—	270
Mutual funds	19,372	—	—	19,372
Short-term investments (1)	—	37,490	—	37,490
Total assets accounted for at fair value	$19,642	$391,439	$—	$411,081

(1)	Excludes $12.5 million of certificates of deposit not subject to remeasurement.

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	March 31, 2015		December 31, 2014
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$16,912	$14,918	$17,280	$14,951
Term loan	$13,511	$13,511	$13,330	$13,330
Promissory note	$1,390	$1,390	$—	$—

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

The fair value of the term loan and promissory note approximates the carrying value given the original issue discount which was calculated based on the present value of future cash flows using the Company’s effective borrowing rate.

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of March 31, 2015.

On April 13, 2015, the Company declared a cash dividend of $0.12 per share on its outstanding common stock to be paid on July 2, 2015 to shareholders of record at the close of business on June 18, 2015.

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

Forward-Looking Statements

In addition to historical information, the following discussion may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, some of which are beyond our control and cannot be predicted or quantified. Certain statements made in this report reflect management’s expectations regarding future events, and the words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “project,” “plan” and similar expressions and variations thereof, speak only as of the date the statement was made and are intended to identify forward-looking statements. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Future results could differ materially from those in the following discussion and those described in forward-looking statements as a result of the risks set forth below which are a summary of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Relating to the Property-Casualty Business

•	As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events
•	Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition
•	Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition
•	Predicting claim expense relating to environmental liabilities is inherently uncertain and may have a material adverse effect on our operating results and financial condition
•	The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations
•	Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business or to adequately mitigate our exposure to loss
•	Regulation limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability
•	The potential benefits of implementing our profitability model may not be fully realized
•

Our financial condition and operating results and the financial condition and operating results of the Insurance Entities may be adversely affected by the cyclical nature of the property and casualty business

•	Renewed weakness in the Florida real estate market could adversely affect our loss results
•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows
•	Because we conduct the majority of our business in Florida, our financial results substantially depend on the regulatory, economic and weather conditions present in that state
•	We have been entering and in the future may enter new markets, but there can be no assurance that our diversification strategy will be effective
•	Because we rely on insurance agents, the loss of these agent relationships or our ability to attract new agents could have an adverse impact on our business
•	Changes to Florida’s wind mitigation discount law could materially affect our income

Risks Relating to Investments

•	We are subject to market risk which may adversely impact investment income
•

Our overall financial performance is dependent in part on the returns on our investment portfolio, which may have a material adverse effect on our financial condition or results of operations or cause such results to be volatile

Risks Relating to the Insurance Industry

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
•	UIH is a holding company and, consequently, its cash flow is dependent on dividends, interest and other permissible payments from its subsidiaries
•	UIH could be adversely affected if the Insurance Entities’ controls designed to ensure compliance with guidelines, policies and legal regulatory standards are not effective
•	Litigation or regulatory actions could have a material adverse impact on UIH
•

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

•	Our insurance subsidiaries are subject to examination and actions by state insurance departments
•

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded risks, which could have a material adverse effect on our operating results and financial condition

•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms
•	Loss of key executives could affect our operations
•	Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation

Risks Relating to Debt Obligations

•	Our revolving line of credit and term loan have restrictive terms and our failure to comply with any of these terms could have an adverse effect on our business and prospects

Overview

Universal Insurance Holdings, Inc. (“UIH”), with its wholly-owned subsidiaries, is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners insurance and currently we are licensed in ten states.

We generate revenues primarily from the collection of premiums. Other significant sources of revenue include commissions collected from reinsurers through our wholly-owned reinsurance intermediary subsidiary, policy fees collected from policyholders through our wholly-owned managing general agency subsidiary and financing fees charged to policyholders who defer premium payments. We also generate income by investing funds that are in excess of those retained for claims-paying obligations and insurance operations. The nature of our business tends to be seasonal reflecting consumer behaviors in connection with the residential real estate market and the hurricane season which occurs during the period from June 1 through November 30 each year.  The amount of written premium tends to increase just prior to the second quarter of our fiscal year and to decrease approaching the fourth quarter.

Our goals are to grow our business, invest in ourselves, increase profitability and return value to shareholders.  The strategies we have executed such as managing rates, expanding into other states, lowering our quota-share cession rate combined with operational improvements made to streamline claims and underwriting have resulted in an increase in earnings, earnings per share and an improvement in our overall financial condition.  See “Results of Operations” below for a discussion of our quarterly results for March 31, 2015 compared to 2014.

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

Our overall growth strategy includes taking prudent measures to increase our policy count and improve the quality of our business. These initiatives include adjusting rates and expanding into selected markets while maintaining rate adequacy.

In April 2015, UPCIC received approval from the OIR for premium rate increases for its homeowners and dwelling fire programs within Florida.  The premium rate increases are expected to average approximately 2.2% statewide for its homeowners program and 4.9% for its dwelling fire program.  The effective dates for the homeowners program rate increase are April 15, 2015, for new business and May 25, 2015, for renewal business.  The effective dates for the dwelling fire program rate increase are April 20, 2015, for new business and June 5, 2015, for renewal business.

As a result of our growth strategy and initiatives, we have seen increases in policy count and insured value in Florida and other states since March 31, 2014. Our expansion in states outside of Florida is yielding growth in policy count of 9.1% since December 31, 2014 and 38.0% since March 31, 2014.

The following table provides policy count and total insured value for Florida and other states as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	As of March 31, 2015				As of December 31, 2014
State	Count	%	Total Insured Value	%	Count	%	Total Insured Value	%
Florida	517,415	90.6%	$118,721,168	87.3%	506,913	91.1%	$115,248,811	87.9%
Other states	53,935	9.4%	17,329,409	12.7%	49,435	8.9%	15,874,916	12.1%
Grand total	571,350	100.0%	$136,050,577	100.0%	556,348	100.0%	$131,123,727	100.0%

We believe our efforts to ensure rate adequacy have helped to improve underwriting results, leading to our decision to retain a greater share of our profitable business by reducing our quota share cession rate.

First-Quarter 2015 Highlights

•	Net earned premiums grew by $30.6 million to $94.4 million compared to the first quarter of 2014
•	Total revenues increased by $29.5 million to $103.8 million compared to the first quarter of 2014
•	Net income and diluted earnings per common share grew by $8.8 million and $0.24, respectively, compared to the first quarter of 2014
•	In January, the Pennsylvania Department of Insurance issued a Certificate of Authority to UPCIC approving UPCIC as a licensed insurance entity in Pennsylvania
•	In January, UPCIC began writing homeowners insurance policies in Indiana
•	In January, we declared dividends of $0.12 per share
•	In February, we acquired assets from Aplin Peer & Associates, Inc. (“Aplin Peer acquisition”), a privately held independent claims adjusting company
•	In March, Demotech, Inc., affirmed the Financial Stability Rating® of “A” for the Insurance Entities

The acquisition of assets from Aplin Peer constitutes a business acquisition under Generally Accepted Accounting Principles in the United States.  Although the Aplin Peer acquisition does not constitute a material transaction, we expect that the experience and workforce of Aplin Peer will further streamline our claims processes with the goal of lowering our loss adjustment expenses and severity of claims.

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

Results of Operations—Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Net income increased by $8.8 million, or 64.8%, to $22.3 million for the three months ended March 31, 2015 compared to $13.5 million for the three months ended March 31, 2014. Diluted earnings per common share increased by $0.24, or 63.2%, to $0.62 for the three months ended March 31, 2015 compared to $0.38 for the three months ended March 31, 2014, as a result of an increase in net income.

The increase in net income of $8.8 million, or 64.8%, for the three months ended March 31, 2015 compared to the same period in 2014 reflects an increase in net earned premiums, net investment income, and policy fees, partially offset by decreases in commission revenue and net realized gains on investments and increases in operating expenses. The reduction in the cession rate of our quota share reinsurance contracts is a significant factor behind our results. A more detailed discussion of this and other factors follows the table below.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 compared to the same period in 2014 (in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$211,605	$191,917	$19,688	10.3%
Ceded premiums written	(106,497)	(121,649)	15,152	-12.5%
Net premiums written	105,108	70,268	34,840	49.6%
Change in net unearned premium	(10,748)	(6,461)	(4,287)	66.4%
Premiums earned, net	94,360	63,807	30,553	47.9%
Net investment income (expense)	862	518	344	66.4%
Net realized gains (losses) on investments	171	902	(731)	-81.0%
Commission revenue	3,168	4,089	(921)	-22.5%
Policy fees	3,832	3,512	320	9.1%
Other revenue	1,417	1,477	(60)	-4.1%
Total premiums earned and other revenues	103,810	74,305	29,505	39.7%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	33,590	26,825	6,765	25.2%
General and administrative expenses	32,197	24,363	7,834	32.2%
Total operating costs and expenses	65,787	51,188	14,599	28.5%
INCOME BEFORE INCOME TAXES	38,023	23,117	14,906	64.5%
Income tax expense	15,693	9,568	6,125	64.0%
NET INCOME	$22,330	$13,549	$8,781	64.8%
Other comprehensive income (loss), net of taxes	1,197	112	1,085	968.8%
COMPREHENSIVE INCOME	$23,527	$13,661	$9,866	72.2%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $94.4 million for the three months ended March 31, 2015, compared to $63.8 million for the three months ended March 31, 2014.  The increase in net earned premiums of $30.6 million, or 47.9%, reflects a decrease in ceded earned premiums of $24.6 million, and an increase in direct earned premiums of $6.0 million. Premium earned in the current period reflects premium written over the past 12 months and any changes in rates or policy count during that time. The decrease in ceded earned premiums is attributable to lower reinsurance costs with the 2014-2015 reinsurance program reflected in the results for the three months ended March 31, 2015 compared to the costs of the 2013-2014 reinsurance program reflected in the results for the same period in 2014. In June of 2014, we reduced the rate of quota share ceded premium from 45% in our 2013-2014 reinsurance program to 30% in our 2014-2015 reinsurance program. The increase in direct earned premiums is due primarily to an increase in the number of policies in force during the three months ended March 31, 2015 compared to the same period in 2014. As discussed above in “Overview”, we have taken what we consider to be prudent measures to increase policy count, while maintaining rate adequacy, resulting in an increase in the number of policies in Florida since May 2014.

Net investment income was $862 thousand for the three months ended March 31, 2015 generated primarily from cash and equivalents, short-term investments and the investments we held in our portfolio of securities available for sale, compared to $518 thousand for the same three months during 2014. The increase in net investment income reflects both an increase in the amount of invested assets and a greater percentage of interest earning investments.

We sold investment securities available for sale during the three months ended March 31, 2015 resulting in a net realized gain of $171 thousand compared to a net realized gain of $902 thousand during the three months ended March 31, 2014. The securities sold during those periods were comprised primarily of equity securities.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the three months ended March 31, 2015, commission revenue was $3.2 million, compared to $4.1 million for the three months ended March 31, 2014.  The decrease in commission revenue of $921 thousand, or 22.5%, was the result of a decrease in the cost of certain reinsurance contracts upon which brokerage commissions are earned as well as overall changes in the structure of the reinsurance programs in effect during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Losses and LAE were $33.6 million for the three months ended March 31, 2015 compared to $26.8 million during the same period in 2014. The increase in net loss and LAE of $6.8 million was driven by the decrease in the amount of loss and LAE ceded to reinsurers under our quota share reinsurance contracts effective with the 2014-2015 reinsurance program discussed above. The net loss and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 35.6% and 42.0% during the three-month periods ended March 31, 2015 and 2014, respectively, and were comprised of the following components (in thousands):

	Three months ended March 31, 2015
	Direct	Ceded	Net
Loss and loss adjustment expenses	$49,290	$15,700	$33,590
Premiums earned	$196,671	$102,311	$94,360
Loss & LAE ratios	25.1%	15.3%	35.6%

	Three months ended March 31, 2014
	Direct	Ceded	Net
Loss and loss adjustment expenses	$50,722	$23,897	$26,825
Premiums earned	$190,644	$126,837	$63,807
Loss & LAE ratios	26.6%	18.8%	42.0%

The reduction in the net loss and loss adjustment expense ratio to 35.6% for the three months ended March 31, 2015 from 42.0% for the same period in 2014 is due to operational improvements made to expedite claims resulting in a reduction in both the losses and the loss adjustment expenses as a percentage of earned premium combined with the benefit of lower reinsurance costs relative to the increase in net earned premium.

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the three months ended March 31, 2015, general and administrative expenses were $32.2 million, compared to $24.4 million for the same period in 2014. The majority of the overall increase in general and administrative expenses of $7.8 million, or 32.2%, is due to an increase of $5.5 million in the amortization of net deferred policy acquisition costs resulting mostly from changes with the 2014-2015 reinsurance program including a reduction in the rate of ceded premium from 45% to 30% in our quota share contracts. We also had an increase of $1.1 million in the amount of stock-based compensation and an increase of $975 thousand in performance bonus accruals.

Income taxes increased by $6.1 million, or 64.0% primarily as a result of an increase in income before income taxes. The effective tax rate was 41.3% and 41.4% for the three months ended March 31, 2015 and 2014, respectively.

Comprehensive income includes net income and other comprehensive income or loss.  The other comprehensive loss for the three months ended March 31, 2015 and the other comprehensive income for the three months ended March 31, 2014, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss))”

Analysis of Financial Condition—As of March 31, 2015 Compared to December 31, 2014

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	March 31,	December 31,
Type of Investment	2015	2014
Fixed maturities	347,912	353,949
Equity securities	21,396	19,642
Short-term investments	37,506	49,990
Total	$406,814	$423,581

See Condensed Consolidated Statements of Cash Flows for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of ceded written premium that will be earned pro-rata in the future. The increase of $4.2 million to $194.7 million is due to the increase in ceded written premium during the three months ended March 31, 2015.

Reinsurance recoverable represents ceded losses and LAE. The decrease of $3.8 million to $51.4 million was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The decrease of $3.2 million to $4.3 million as of March 31, 2015 was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Premiums receivable represent amounts due from policyholders. The increase of $4.0 million to $55.0 million was due to both the seasonal pattern of written premium as described under “Overview” and an increase in direct written premium during the three months ended March 31, 2015.

Property and equipment increased by $3.9 million to $21.2 million as of March 31, 2015 primarily from the purchase of real estate, automobiles and building improvements.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs and our unpaid losses and LAE.

Income taxes recoverable represent amounts due from taxing jurisdictions within one year and arise when tax payments exceed taxable income. Income taxes recoverable of $5.7 million as of December 31, 2014 were for federal income taxes. There were no amounts of income taxes recoverable as of March 31, 2015.

Other assets increased by $4.8 million to $7.7 million during the three months ended March 31, 2015. The majority of this change is from investments in real estate of $3.2 million and goodwill of $2.3 million related to the Aplin Peer acquisition.

Unearned premium represents the portion of direct written premium that will be earned pro rata in the future. The increase of $14.9 million to $410.7 million is due to the increase in direct written premium during the three months ended March 31, 2015.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $25.2 million to $91.3 million as of March 31, 2015 was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Income taxes payable represent amounts due to taxing jurisdictions within one year and arise when taxable income exceeds tax payments. Income taxes payable as of March 31, 2015 were comprised of $4.5 million payable for federal income taxes and $2.2 million payable for state income taxes. Income taxes payable of $1.8 million as of December 31, 2014 were for state income taxes.

Other liabilities and accrued expenses decreased by $8.8 million primarily from the payment of incentive performance bonuses in February 2015.

See Liquidity and Capital Resources for explanations of changes in contingently redeemable common stock, long-term debt and treasury shares.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of March 31, 2015 was $182.3 million compared to $115.4 million at December 31, 2014. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2015 and December 31, 2014. The increase in cash and cash equivalents was driven by cash flows generated from operations and investing activities in excess of those used for financing activities. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.  The balance of restricted cash and cash equivalents as of March 31, 2015 and December 31, 2014 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As discussed in “Item 1 — Note 6 (Long-Term Debt)”, UIH entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank in March 2013, amended in May 2013 and in March 2015. The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $10 million. Draws under the DB Loan have a maturity date of April 27, 2015 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UIH. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. No amounts have been drawn under the unsecured line of credit.

In May 2013, UIH also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. also discussed in “Item 1 — Note 6 (Long-Term Debt)”. The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities.  In May 2014, we made a principal payment of $6.0 million on the Term Loan. The Term Loan had a carrying amount of $13.5 million as of March 31, 2015.

Liquidity for UIH and its non-insurance subsidiaries is required to cover the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, and interest and principal payments on debt obligations. The declaration and payment of future dividends by UIH to its shareholders, and any future repurchases of UIH common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for UIH and its non-insurance subsidiaries include revenues generated from fees paid by the Insurance Entities to the managing general agency and for policy administration, inspections and claims adjusting services. Additional sources of liquidity include brokerage commissions earned on reinsurance contracts and any unused credit lines. UIH also maintains investments in equity securities which would generate funds upon sale.  As discussed in “Item 1 – Note 5 (Insurance Operations)”, there are limitations on the dividends the Insurance Entities may pay to their immediate parent company.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2015, we had total capital of $273.7 million, comprised of stockholders’ equity of $241.9 million and total long term debt of $31.8 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 11.6% and 13.1%, respectively, at March 31, 2015. At December 31, 2014, we had total capital of $249.5 million, comprised of stockholders’ equity of $199.9 million (12/31/14 Pro-Forma Balance of $218.9 million), mezzanine equity of $19.0 million (12/31/14 Pro-Forma Balance of $0) and total long term debt of $30.6 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12.3% and 15.3%, respectively, at December 31, 2014. The debt-to-equity ratio was 14.0% at December 31, 2014 after taking into consideration pro-forma adjustments to equity as described in “Item 1 — Note 7 (Stockholders’ Equity).”  The increase in stockholders’ equity during the three months ended March 31, 2015 is attributed to net income and the reclassification of mezzanine equity to permanent equity upon the amendment of our agreement with Ananke Catastrophe Investments Ltd as discussed in “Item 1 – Note 7 (Stockholders’ Equity)”.   These increases were partially offset by dividends declared and paid.

At March 31, 2015, UPCIC was in compliance with the terms of the surplus note and total adjusted capital surplus was in excess of regulatory requirements for both UPCIC and APPCIC. At March 31, 2015, UIH was in compliance with all of the covenants under the Term Loan.

Cash Dividends

On January 13, 2015, we declared a cash dividend of $0.12 per share on our outstanding common stock paid on March 2, 2015, to the shareholders of record at the close of business on February 18, 2015.

On April 13, 2015, we declared a cash dividend of $0.12 per share on our outstanding common stock payable on July 2, 2015, to the shareholders of record at the close of business on June 18, 2015.

.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2015 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$125,161	$62,330	$40,552	$15,270	$7,009
Long-term debt	33,204	8,446	10,616	3,451	10,691
Operating leases	707	220	425	62	—
Employment Agreements (2)	11,249	11,249	—	—	—
Total contractual obligations	$170,321	$82,245	$51,593	$18,783	$17,700

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2015.

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

Critical Accounting Policies and Estimates

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the FASB issued updated guidance to clarify the principles for revenue recognition. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts). Although insurance contracts are not within the scope of this updated guidance, the Company’s commission revenue, policy fees, and payment plan fees may be subject to this updated guidance. As currently enacted, this guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and earlier adoption is not permitted. The Company is in the process of evaluating the effect of adoption.

Related Party Transactions

See “Item 1 — Note 8 (Related Party Transactions)” for information about related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of March 31, 2015 is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices.

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

See “Item 1 – Note 3 (Investments)” for more information about our investments.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	March 31, 2015
	Amortized Cost								Fair Value
	2015	2016	2017	2018	2019	Thereafter	Other (1)	Total	Total
Fixed income investments	$73,210	$57,707	$37,059	$59,496	$31,601	$10,400	$114,846	$384,319	$385,418
Weighted average interest rate	0.62%	1.04%	2.99%	1.68%	2.00%	3.94%	2.51%	1.84%	1.84%

	December 31, 2014
	Amortized Cost								Fair Value
	2015	2016	2017	2018	2019	Thereafter	Other (1)	Total	Total
Fixed income investments	$101,406	$58,521	$37,184	$55,985	$33,494	$6,660	$111,691	$404,941	$403,939
Weighted average interest rate	0.77%	1.07%	3.00%	1.69%	1.95%	4.92%	2.39%	1.76%	1.76%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates which differ from the book yield of the fixed maturities. The fixed maturity investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock and mortgage-backed and asset-backed securities. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity investments in our available for sale portfolio at March 31, 2015 was 2.2 years.

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

The following table provides information about the investments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2015		December 31, 2014
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$1,989	9.3%	$270	1.4%
Mutual funds	19,407	90.7%	19,372	98.6%
Total equity securities	$21,396	100.0%	$19,642	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2015, would have resulted in a decrease of $4.3 million, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2015, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation in the normal course of our business. As of March 31, 2015, we were not a party to any non-routine litigation that is expected by management to have a material effect on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

In the opinion of management, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: April 30, 2015	/s/ Sean P. Downes
Sean P. Downes, President, Chief Executive Officer and Principal Executive Officer

Date: April 30, 2015	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer