Form 10-Q
period 2015-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2015-08-04
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,724,130 shares of common stock, par value $0.01 per share, outstanding on July 30, 2015.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2015 and the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2015 and 2014 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

Chicago, Illinois August 4, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$213,330	$115,397
Restricted cash and cash equivalents	2,635	2,635
Fixed maturities, at fair value	359,589	353,949
Equity securities, at fair value	38,515	19,642
Short-term investments, at fair value	100,025	49,990
Investment real estate, net	5,849	—
Prepaid reinsurance premiums	110,739	190,505
Reinsurance recoverable	38,157	55,187
Reinsurance receivable, net	716	7,468
Premiums receivable, net	59,171	50,987
Other receivables	4,524	2,763
Property and equipment, net	23,818	17,254
Deferred policy acquisition costs, net	62,181	25,660
Income taxes recoverable	12,949	5,675
Deferred income tax asset, net	10,250	11,850
Other assets	4,919	2,812
Total assets	$1,047,367	$911,774
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$112,117	$134,353
Unearned premiums	455,882	395,748
Advance premium	29,303	17,919
Accounts payable	1,981	4,121
Book overdraft	2,725	5,924
Reinsurance payable, net	131,738	66,066
Income taxes payable	1,659	1,799
Dividends payable to shareholders	4,283	—
Other liabilities and accrued expenses	27,751	36,318
Long-term debt	24,600	30,610
Total liabilities	792,039	692,858

Commitments and Contingencies (Note 12)

Contingently redeemable common stock	—	19,000
Issued shares - 0 and 1,000
Outstanding shares - 0 and 1,000

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 12
Outstanding shares - 10 and 12
Minimum liquidation preference, $9.99 and $8.49 per share
Common stock, $.01 par value	456	448
Authorized shares - 55,000
Issued shares - 45,562 and 43,769
Outstanding shares - 35,695 and 34,102
Treasury shares, at cost - 9,867 and 9,667	(67,229)	(62,153)
Additional paid-in capital	62,845	40,987
Accumulated other comprehensive income (loss), net of taxes	(1,721)	(1,835)
Retained earnings	260,977	222,469
Total stockholders' equity	255,328	199,916
Total liabilities, contingently redeemable common stock and stockholders' equity	$1,047,367	$911,774

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$249,971	$220,009	$461,576	$411,926
Ceded premiums written	(7,933)	(76,483)	(114,430)	(198,132)
Net premiums written	242,038	143,526	347,146	213,794
Change in net unearned premiums	(129,150)	(70,164)	(139,898)	(76,625)
Premiums earned, net	112,888	73,362	207,248	137,169
Net investment income (expense)	1,207	412	2,069	930
Net realized gains (losses) on investments	110	3,950	281	4,852
Commission revenue	3,474	3,670	6,642	7,759
Policy fees	4,352	3,899	8,184	7,411
Other revenue	1,560	1,696	2,977	3,173
Total premiums earned and other revenues	123,591	86,989	227,401	161,294
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	39,704	27,679	73,294	54,504
General and administrative expenses	42,667	28,901	74,864	53,264
Total operating costs and expenses	82,371	56,580	148,158	107,768
INCOME BEFORE INCOME TAXES	41,220	30,409	79,243	53,526
Income tax expense	16,516	13,283	32,209	22,851
NET INCOME	$24,704	$17,126	$47,034	$30,675
Basic earnings per common share	$0.71	$0.50	$1.35	$0.91
Weighted average common shares outstanding - Basic	35,019	33,968	34,800	33,696
Fully diluted earnings per common share	$0.69	$0.49	$1.31	$0.87
Weighted average common shares outstanding - Diluted	36,002	35,174	35,987	35,450
Cash dividend declared per common share	$0.12	$0.10	$0.24	$0.20

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$24,704	$17,126	$47,034	$30,675
Other comprehensive income (loss), net of taxes	(1,083)	(359)	114	(247)
Comprehensive income (loss)	$23,621	$16,767	$47,148	$30,428

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income	$47,034	$30,675
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	197	166
Depreciation and amortization	803	551
Amortization of share-based compensation	7,593	5,210
Amortization of original issue discount on debt	335	480
Accretion of deferred credit	(335)	(480)
Book overdraft increase (decrease)	(3,199)	(10,635)
Net realized (gains) losses on investments	(281)	(4,852)
Amortization of premium/accretion of discount, net	897	1,007
Deferred income taxes	1,528	394
Excess tax (benefits) shortfall from share-based compensation	(4,817)	(6,342)
Other	24	(5)
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	—	(35)
Prepaid reinsurance premiums	79,766	47,403
Reinsurance recoverable	17,030	30,281
Reinsurance receivable, net	6,752	(26,149)
Premiums receivable, net	(8,380)	(8,707)
Accrued investment income	(164)	(30)
Other receivables	(1,593)	(721)
Income taxes recoverable	(7,274)	5,328
Deferred policy acquisition costs, net	(36,521)	(12,178)
Other assets	(1,107)	(170)
Unpaid losses and loss adjustment expenses	(22,236)	(14,597)
Unearned premiums	60,134	29,221
Accounts payable	(2,140)	1,368
Reinsurance payable, net	65,672	33,863
Income taxes payable	4,677	4,183
Other liabilities and accrued expenses	(8,232)	(6,745)
Advance premium	11,384	(288)
Net cash provided by (used in) operating activities	207,547	98,196
Cash flows from investing activities:
Proceeds from sale of property and equipment	51	30
Purchases of property and equipment	(7,414)	(1,108)
Payments to acquire a business	(1,000)	—
Purchases of equity securities	(36,522)	(13,251)
Purchases of fixed maturities	(73,320)	(49,230)
Purchases of short-term investments	(87,542)	—
Purchases of investment real estate, net	(5,882)	—
Proceeds from sales of equity securities	17,412	68,417
Proceeds from sales of fixed maturities	14,140	4,371
Proceeds from sales of short-term investments	12,500	—
Maturities of fixed maturities	53,344	12,541
Maturities of short-term investments	25,009	—
Net cash provided by (used in) investing activities	(89,224)	21,770
Cash flows from financing activities:
Preferred stock dividend	(5)	(8)
Common stock dividend	(4,237)	(3,464)
Issuance of common stock	504	—
Purchase of treasury stock	(5,076)	(19,737)
Purchase of preferred stock	(257)	—
Payments related to tax withholding for share-based compensation	(9,791)	(12,282)
Excess tax benefits (shortfall) from share-based compensation	4,817	6,342
Borrowings under promissory note	1,390	—
Repayment of debt	(7,735)	(6,735)
Net cash provided by (used in) financing activities	(20,390)	(35,884)
Net increase (decrease) in cash and cash equivalents	97,933	84,082
Cash and cash equivalents at beginning of period	115,397	117,275
Cash and cash equivalents at end of period	$213,330	$201,357
Supplemental cash and non-cash flow disclosures:
Interest paid	$567	$828
Income taxes paid	$33,279	$12,935

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc., (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc., in November 1990. UIH with its wholly-owned subsidiaries (the “Company”), is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners insurance offered in ten states as of June 30, 2015, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

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

Investment Real Estate. Investment real estate is recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Investment real estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable.

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

3. Investments

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	June 30, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$99,290	$71	$(234)	$99,127
Corporate bonds	126,662	263	(276)	126,649
Mortgage-backed and asset-backed securities	119,296	328	(536)	119,088
Redeemable preferred stock	9,650	156	(85)	9,721
Other	5,000	4	—	5,004
Equity Securities:
Common stock	6,617	2	(311)	6,308
Mutual funds	34,382	30	(2,205)	32,207
Short-term investments	100,033	12	(20)	100,025
Total	$500,930	$866	$(3,667)	$498,129

	December 31, 2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$120,627	$38	$(627)	$120,038
Corporate bonds	120,025	171	(364)	119,832
Mortgage-backed and asset-backed securities	107,589	136	(502)	107,223
Redeemable preferred stock	6,700	165	(9)	6,856
Equity Securities:
Common stock	331	4	(65)	270
Mutual funds	21,296	—	(1,924)	19,372
Short-term investments	50,000	—	(10)	49,990
Total	$426,568	$514	$(3,501)	$423,581

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

June 30, 2015
		% of Total
Comparable Ratings	Fair Value	Fair Value
AAA	$43,819	9.5%
AA	233,077	50.8%
A	117,665	25.6%
BBB	47,328	10.3%
BB+ and Below	4,719	1.0%
No Rating Available	13,006	2.8%
Total	$459,614	100.0%

December 31, 2014 (1)
		% of Total
Comparable Ratings	Fair Value	Fair Value
AAA	$39,657	9.8%
AA	220,693	54.8%
A	83,734	20.7%
BBB	47,003	11.6%
BB+ and Below	3,401	0.8%
No Rating Available	9,451	2.3%
Total	$403,939	100.0%

(1)

The credit ratings in the table above have been reclassified from the prior periods’ consolidated financial statements to conform to the current periods’ presentation. For investment securities where no credit rating was previously available, the credit rating of the issuer of such security is disclosed in the table above, where applicable.

The tables above include comparable credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2015		December 31, 2014
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$72,375	$72,204	$64,905	$64,619
Non-agency	10,459	10,372	8,053	7,987
Asset-backed securities:
Auto loan receivables	14,818	14,857	16,551	16,556
Credit card receivables	17,044	17,042	13,481	13,457
Other receivables	4,600	4,613	4,599	4,604
Total	$119,296	$119,088	$107,589	$107,223

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	June 30, 2015
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	2	$18,934	$(101)	2	$3,509	$(133)
Corporate bonds	63	55,005	(244)	4	3,575	(32)
Mortgage-backed and asset-backed securities	19	40,672	(256)	5	14,684	(280)
Redeemable preferred stock	33	3,936	(85)	—	—	—
Equity securities:
Common stock	4	6,189	(245)	2	92	(66)
Mutual funds	3	13,434	(232)	1	8,714	(1,973)
Short-term investments	76	40,010	(20)	—	—	—
Total	200	$178,180	$(1,183)	14	$30,574	$(2,484)

	December 31, 2014
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	3	$27,341	$(55)	4	$34,050	$(572)
Corporate bonds	67	58,271	(238)	12	15,105	(126)
Mortgage-backed and asset-backed securities	20	48,335	(273)	5	16,842	(229)
Redeemable preferred stock	12	1,153	(9)	—	—	—
Equity securities:
Common stock	2	87	(20)	2	117	(45)
Mutual funds	2	10,514	(97)	1	8,859	(1,827)
Short-term investments	2	37,490	(10)	—	—	—
Total	108	$183,191	$(702)	24	$74,973	$(2,799)

At June 30, 2015, we held fixed maturity, equity securities and short-term investments that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, we perform quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity, equity securities and short-term investments, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities, management has no reason to believe the unrealized losses for securities available for sale at June 30, 2015 are other than temporary.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	June 30, 2015
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$155,206	$155,253
Due after one year through five years	173,184	172,994
Due after five years through ten years	1,603	1,601
Due after ten years	3,962	3,999
Mortgage-backed and asset-backed securities	119,296	119,088
Perpetual maturity securities	6,680	6,679
Total	$459,931	$459,614

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales proceeds (fair value)	$15,861	$58,347	$44,052	$72,788
Gross realized gains	$111	$4,189	$296	$5,188
Gross realized losses	$(1)	$(239)	$(15)	$(336)
Other than temporary losses	$—	$—	$—	$—

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fixed maturities	$1,338	$783	$2,522	$1,511
Equity securities	206	152	263	454
Short-term investments	67	—	105	—
Other (1)	79	9	145	21
Total investment income	1,690	944	3,035	1,986
Less: Investment expenses (2)	(483)	(532)	(966)	(1,056)
Net investment (expense) income	$1,207	$412	$2,069	$930

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30, 2015	December 31, 2014
Investment real estate	$5,882	$—
Less: Accumulated depreciation	(33)	—
Investment real estate, net	$5,849	$—

4. Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1st of each year. The Company’s current reinsurance program consists of excess of loss and catastrophe reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company remains responsible for the settlement of insured losses irrespective of the failure of any of its reinsurers to make payments otherwise due to the Company.

The Company eliminated the quota share ceded by UPCIC to its reinsurers beginning with the reinsurance program effective June 1, 2015. Under the quota share contracts that were effective June 1, 2014 through May 31, 2015, the quota share ceded by UPCIC to its reinsurers was 30%. By eliminating the quota share, the Company expects to increase its profitability by retaining all premiums. The elimination of the quota share also decreases the amount of losses and loss adjustment expenses (“LAE”) that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The elimination of the quota share also eliminates ceding commissions earned from the Company’s quota share reinsurer during the contract term and eliminates deferred ceding commissions, netted against deferred policy acquisition costs.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2015			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	June 30,	December 31,
Reinsurer	Company	Services	Service, Inc.	2015	2014
Everest Reinsurance Company	A+	A+	A1	$-	$16,780
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	-	31,870
Odyssey Reinsurance Company	A	A-	A3	29,639	136,339
Total (1)				$29,639	$184,989

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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2015			2014
			Loss and Loss			Loss and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$249,971	$204,771	$49,701	$220,009	$192,061	$46,970
Ceded	(7,933)	(91,883)	(9,997)	(76,483)	(118,699)	(19,291)
Net	$242,038	$112,888	$39,704	$143,526	$73,362	$27,679

	Six Months Ended June 30,
	2015			2014
			Loss and Loss			Loss and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$461,576	$401,442	$98,991	$411,926	$382,705	$97,692
Ceded	(114,430)	(194,194)	(25,697)	(198,132)	(245,536)	(43,188)
Net	$347,146	$207,248	$73,294	$213,794	$137,169	$54,504

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2015	2014
Prepaid reinsurance premiums	$110,739	$190,505
Reinsurance recoverable on unpaid losses and LAE	$31,777	$47,350
Reinsurance recoverable on paid losses	6,380	7,837
Reinsurance receivable, net	716	7,468
Reinsurance recoverable and receivable	$38,873	$62,655

5. Insurance Operations

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
DPAC, beginning of period	$56,183	$54,211	$54,603	$54,099
Capitalized Costs	31,722	29,993	60,289	56,775
Amortization of DPAC	(25,724)	(26,055)	(52,711)	(52,725)
DPAC, end of period	$62,181	$58,149	$62,181	$58,149
DRCC, beginning of period	$29,988	$38,318	$28,943	$38,200
Ceding Commissions Written	(22,938)	10,439	(5,276)	32,319
Earned Ceding Commissions	(7,050)	(18,685)	(23,667)	(40,447)
DRCC, end of period	$—	$30,072	$—	$30,072
DPAC (DRCC), net, beginning of period	$26,195	$15,893	$25,660	$15,899
Capitalized Costs, net	54,660	19,554	65,565	24,456
Amortization of DPAC (DRCC), net	(18,674)	(7,370)	(29,044)	(12,278)
DPAC (DRCC), net, end of period	$62,181	$28,077	$62,181	$28,077

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance at beginning of period	$125,161	$150,557	$134,353	$159,222
Less: Reinsurance recoverable	(42,713)	(64,109)	(47,350)	(68,584)
Net balance at beginning of period	82,448	86,448	87,003	90,638
Incurred (recovered) related to:
Current year	39,637	28,333	73,200	55,188
Prior years	67	(654)	94	(684)
Total incurred	39,704	27,679	73,294	54,504
Paid related to:
Current year	23,830	16,200	30,623	20,067
Prior years	17,982	12,007	49,334	39,155
Total paid	41,812	28,207	79,957	59,222
Net balance at end of period	80,340	85,920	80,340	85,920
Plus: Reinsurance recoverable	31,777	58,705	31,777	58,705
Balance at end of period	$112,117	$144,625	$112,117	$144,625

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“OIR”).  UPCIC also is subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer its principal regulatory authority is the OIR.  These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UIHCF”), without prior regulatory approval is limited by the provisions of Florida Statutes. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In accordance with Florida Statutes, and based on the calculations performed by the Company as of December 31, 2014, UPCIC has the capacity to pay ordinary dividends of $27.7 million during 2015. APPCIC does not have the capacity to pay ordinary dividends during 2015. For the six months ended June 30, 2015, no dividends were paid from UPCIC or APPCIC to UIHCF. Dividends paid to the shareholders of UIH during the six months ended June 30, 2015 were paid from the earnings of UIH and its non-insurance subsidiaries.

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

	June 30,	December 31,
	2015	2014
Ten percent of total liabilities
UPCIC	$63,128	$42,659
APPCIC	$625	$514
Statutory capital and surplus
UPCIC	$212,976	$200,173
APPCIC	$14,170	$14,036

As of the dates in the table above, both UPCIC and APPCIC met the Florida capitalization requirement. As of June 30, 2015 UPCIC also met the capitalization requirements of the other states in which it is licensed.  UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and met those requirements at such dates.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30,	December 31,
	2015	2014
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,649	$3,609

6. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2015	2014
Surplus note	$16,545	$17,280
Term loan	6,665	13,330
Promissory note	1,390	—
Total	$24,600	$30,610

In addition to the long-term debt listed above, UIH has an unsecured line of credit and had not drawn any amounts under that debt facility.  The term loan and unsecured line of credit contain certain covenants and restrictions applicable while amounts are outstanding thereunder.  Pursuant to the agreements underlying the term loan and unsecured line of credit, UIH will be prohibited from paying dividends to its shareholders should UIH default.  UIH was in compliance with the covenants of the term loan as of June 30, 2015.  UPCIC was in compliance with the terms of the surplus note as of June 30, 2015.

7. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock and contingently redeemable common stock during the six months ended June 30, 2015 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2014	44,769	(9,667)	35,102
Conversion of preferred stock	—	—	—
Shares repurchased	—	(200)	(200)
Options exercised	678	—	678
Restricted stock grants	615	—	615
Shares acquired through cashless exercise (1)	—	(500)	(500)
Shares cancelled	(500)	500	—
Balance, as of June 30, 2015	45,562	(9,867)	35,695

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

In June 2015, UIH repurchased 200,000 shares of its common stock at market price from Ananke Catastrophe Investments Limited, an affiliate of Nephila Capital Ltd., in a privately negotiated transaction for a total cost of approximately $5.1 million.

Preferred Stock

In June 2015, UIH entered into an agreement to repurchase 2,000 shares of UIH Series M Convertible Preferred Stock owned by Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer, at a total cost of approximately $257 thousand. The repurchase constituted all of the outstanding shares of Series M Convertible Preferred Stock and such shares were retired and cancelled.

Dividends

On January 13, 2015, UIH declared a cash dividend of $0.12 per share on its outstanding common stock paid on March 2, 2015, to the shareholders of record at the close of business on February 18, 2015.

On April 13, 2015, UIH declared a cash dividend of $0.12 per share on its outstanding common stock paid on July 2, 2015, to the shareholders of record at the close of business on June 18, 2015.

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

The following table provides payments made by the Company to related parties for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
SPC Global RE Advisors LLC	$30	$30	$60	$60

There were no amounts due to SPC Global RE Advisors LLC as of June 30, 2015, and December 31, 2014, respectively. Payments due to SPC Global RE Advisors LLC are generally made in the month the services are provided.

9. Income Taxes

During the three months ended June 30, 2015 and 2014, the Company recorded approximately $16.5 million and $13.3 million of income taxes, respectively.  Our effective tax rate for the quarter ending June 30, 2015 is 40.1% compared to a 43.7% effective tax rate for the same period in the prior year.

During the six months ended June 30, 2015 and 2014, the Company recorded approximately $32.2 million and $22.9 million of income taxes, respectively.  Our effective tax rate for the six months ended June 30, 2015 is 40.6% compared to a 42.7% effective tax rate for the same period in the prior year.

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

Tax years that remain open for purposes of examination of the Company’s income tax liability due to taxing authorities, include the years ended December 31, 2014, 2013, 2012 and 2011. However, there is currently an IRS examination underway related to the loss carryback of realized losses from securities sold during 2012 applied to the 2009 tax year.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator for EPS:
Net income	$24,704	$17,126	$47,034	$30,675
Less: Preferred stock dividends	(3)	(3)	(5)	(8)
Income available to common stockholders	$24,701	$17,123	$47,029	$30,667
Denominator for EPS:
Weighted average common shares outstanding	35,019	33,968	34,800	33,696
Plus: Assumed conversion of stock-based compensation (1)	951	1,171	1,153	1,697
Assumed conversion of preferred stock	32	35	34	57
Weighted average diluted common shares outstanding	36,002	35,174	35,987	35,450
Basic earnings per common share	$0.71	$0.50	$1.35	$0.91
Diluted earnings per common share	$0.69	$0.49	$1.31	$0.87

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$(1,654)	$(638)	$(1,016)	$3,366	$1,299	$2,067
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(110)	(43)	(67)	(3,950)	(1,524)	(2,426)
Net current period other comprehensive income (loss)	$(1,764)	$(681)	$(1,083)	$(584)	$(225)	$(359)

	For the Six Months Ended June 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$467	$180	$287	$4,450	$1,717	$2,733
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(281)	(108)	(173)	(4,852)	(1,872)	(2,980)
Net current period other comprehensive income (loss)	$186	$72	$114	$(402)	$(155)	$(247)

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement
Comprehensive Income Components	2015	2014	2015	2014	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$110	$3,950	$281	$4,852	Net realized gains (losses) on investments
	(43)	(1,524)	(108)	(1,872)	Income taxes
	$67	$2,426	$173	$2,980	Net of tax

12. Commitments and Contingencies

Litigation

Certain lawsuits have been filed against the Company. These lawsuits involve routine matters incidental to the claims aspect of the Company’s business for which estimated losses are included in Unpaid Losses and Loss Adjustment Expenses in the Company’s Financial Statements. In the opinion of management, these lawsuits are not material individually or in the aggregate to the Company’s financial position or results of operations. Accruals made or assessments of materiality of disclosure related to probable or possible losses do not take into account any anticipated insurance proceeds.

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

Other: Comprise investment securities subject to remeasurement with original maturities beyond one year. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value including those on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	June 30, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	—	$99,127	—	$99,127
Corporate bonds	—	126,649	—	126,649
Mortgage-backed and asset-backed securities	—	119,088	—	119,088
Redeemable preferred stock	—	9,721	—	9,721
Other	—	5,004	—	5,004
Equity securities:
Common stock	6,308	—	—	6,308
Mutual funds	32,207	—	—	32,207
Short-term investments (1)	—	85,025	—	85,025
Total assets accounted for at fair value	$38,515	$444,614	$—	$483,129

(1)	Excludes $15.0 million of certificates of deposit not subject to remeasurement

	Fair Value Measurements
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$120,038	$—	$120,038
Corporate bonds	—	119,832	—	119,832
Mortgage-backed and asset-backed securities	—	107,223	—	107,223
Redeemable preferred stock	—	6,856	—	6,856
Equity securities:
Common stock	270	—	—	270
Mutual funds	19,372	—	—	19,372
Short-term investments (1)	—	37,490	—	37,490
Total assets accounted for at fair value	$19,642	$391,439	$—	$411,081

(1)	Excludes $12.5 million of certificates of deposit not subject to remeasurement.

The Company utilizes third-party independent pricing services that provide a price quote for each fixed maturity, equity security and short-term investment. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any fixed maturities or equity securities included in the tables above.

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	June 30, 2015		December 31, 2014
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$16,545	$14,823	$17,280	$14,951
Term loan	$6,665	$6,665	$13,330	$13,330
Promissory note	$1,390	$1,390	$—	$—

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

The fair value of the term loan approximates the carrying value given the original issue discount which was calculated based on the present value of future cash flows using the Company’s effective borrowing rate.  The fair value of the promissory note is not materially different than its carrying value.

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of June 30, 2015.

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

Overview

Universal Insurance Holdings, Inc. (“UIH”), with its wholly-owned subsidiaries, is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), collectively referred to as the “Insurance Entities”, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners insurance and currently we are licensed in thirteen states.

We generate revenues primarily from the collection of premiums. Other significant sources of revenue include commissions collected from reinsurers through our wholly-owned reinsurance intermediary subsidiary, policy fees collected from policyholders through our wholly-owned managing general agency subsidiary and financing fees charged to policyholders who defer premium payments. We also generate income by investing funds that are in excess of those retained for claims-paying obligations and insurance operations. The nature of our business tends to be seasonal reflecting consumer behaviors in connection with the residential real estate market and the Atlantic hurricane season which occurs during the period from June 1 through November 30 each year.  The amount of written premiums tends to increase just prior to the second quarter of our fiscal year and to decrease approaching the fourth quarter.

Our goals are to grow our business, invest in ourselves, increase profitability and return value to our shareholders.  The strategies we have executed such as managing rates, expanding into other states, and lowering our quota share cession rate combined with operational improvements made to streamline claims and underwriting have resulted in an increase in earnings, earnings per share and an improvement in our overall financial condition.  See “Results of Operations” below for a discussion of our quarterly results for June 30, 2015 compared to 2014.

While policy count is one measure of the overall growth of our business, we believe that our strategy of balancing competitive pricing with disciplined underwriting standards, streamlining claims management and expanding the size of our business through superior products and services, will maximize our long-term growth. Our focus on long-term capital strength and growth leads us to be selective in the risks we are willing to accept, which may limit the number of policies written. In contrast, from time to time, some of our competitors lower their premiums to a level that is below what we believe to be adequate in order to generate and maintain capital and surplus for the protection of our Insurance Entities and our policyholders.

Our overall growth strategy includes taking prudent measures to increase our policy count and improve the quality of our business. These initiatives include adjusting rates and expanding into selected markets while maintaining rate adequacy.

In April 2015, UPCIC received approval from the OIR for rate changes for its homeowners and dwelling fire programs within Florida.  The rate changes are expected to result in an average increase of approximately 2.2% statewide for its homeowners program and 4.9% for its dwelling fire program.  The effective dates for the homeowners program rate increase are April 15, 2015, for new business and May 25, 2015, for renewal business.  The effective dates for the dwelling fire program rate increase are April 20, 2015, for new business and June 5, 2015, for renewal business.

As a result of our growth strategy and initiatives, we have seen increases in policy count and insured value in Florida and other states since March 31, 2014. Our expansion in states outside of Florida is yielding growth in policy count of 21.4% since December 31, 2014 and 41.4% since June 30, 2014.

The following table provides policy count and total insured value for Florida and other states as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	As of June 30, 2015				As of December 31, 2014
State	Count	%	Total Insured Value	%	Count	%	Total Insured Value	%
Florida	532,258	89.9%	$123,087,424	86.4%	506,913	91.1%	$115,248,811	87.9%
Other states	60,020	10.1%	19,428,741	13.6%	49,435	8.9%	15,874,916	12.1%
Grand total	592,278	100.0%	$142,516,165	100.0%	556,348	100.0%	$131,123,727	100.0%

We believe our efforts to ensure rate adequacy have helped to improve underwriting results, leading to our decision to retain a greater share of our profitable business by reducing our quota share cession rate in our 2014-2015 reinsurance program and eliminating our quota share cession rate in our 2015-2016 reinsurance program.

Second-Quarter 2015 Highlights

•	Net earned premiums grew by $39.5 million, or 53.9%, to $112.9 million compared to the second quarter of 2014
•	Total revenues increased by $36.6 million, or 42.1%, to $123.6 million compared to the second quarter of 2014
•	Net income and diluted earnings per common share grew by $7.6 million (44.2%) and $0.20 (40.9%), respectively, compared to the second quarter of 2014
•	In April, we declared a dividend of $0.12 per share
•	In May, the Michigan Department of Insurance issued a Certificate of Authority to UPCIC approving UPCIC as a licensed insurance entity in Michigan
•	In June, the Minnesota Department of Commerce issued a Certificate of Authority to UPCIC approving UPCIC as a licensed insurance entity in Minnesota
•	In June, Demotech, Inc., affirmed the Financial Stability Rating® of “A” for the Insurance Entities
•	In June, we eliminated quota share reinsurance with our 2015-2016 reinsurance program
•	In June, we repurchased, retired and cancelled all Series M Convertible Preferred Stock
•	In June, we repurchased 200,000 shares of our common stock in a privately negotiated transaction

2015 – 2016 Reinsurance Program

Effective June 1, 2015, we entered into multiple reinsurance agreements comprising our 2015-2016 reinsurance program.

See “Item 1 — Note 4 (Reinsurance).”

REINSURANCE GENERALLY

We use reinsurance to reduce our exposure to catastrophic and non-catastrophic losses through catastrophe and other forms of reinsurance. Below is a description of our 2015-2016 reinsurance program. We believe that the overall terms of the 2015-2016 reinsurance program are more favorable than the 2014-2015 reinsurance program. We realized cost reductions in part due to market conditions and our preparation and efforts to manage risk exposure. We also are retaining a greater percentage of gross written premiums with wind risk than we did under our 2014-2015 reinsurance program by eliminating our quota share reinsurance. We expect to increase our overall profitability by retaining more premium; however the elimination of the quota share cession in its entirety affects several line items in our Consolidated Statements of Income. By eliminating the quota share, we increase the amount of premium we retain as well as the related risk. This results in an increase in both earned premiums and losses and LAE. The elimination of the quota share also ends any ceding commissions we receive that offset costs associated with writing premium. This elimination of ceding commissions increases general and administrative expenses.

Other favorable changes in the 2015-2016 reinsurance program include improvement in the multiple year aspects within our catastrophe excess program framework, combining the exposure of all UPCIC states into one single catastrophe tower and further enhancing coverage terms and conditions.

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

UPCIC REINSURANCE PROGRAM

UPCIC’s reinsurance program, which generally runs from June 1 through May 31 of the following year, consists of various forms of catastrophe coverage. Under the 2015-2016 reinsurance program, UPCIC retains a pre-tax liability of $35 million for the first, second and third catastrophic events under its catastrophe program covering all states with coverage up to $2.054 billion and a pre-tax liability of $10 million under its program in Hawaii through a catastrophe contract which is underlying to the main catastrophe excess of loss program covering all states. UPCIC reduced its quota share percentage to 0% under its 2015-2016 program compared to 30% under its 2014-2015 program thus retaining more risk and premium per policy. UPCIC has mandatory catastrophe coverage through the Florida Hurricane Catastrophe Fund (“FHCF”) plus voluntary catastrophe coverage with private reinsurers. The estimated total net cost of UPCIC’s FHCF and catastrophe related coverage, including reinstatement premium protection coverage is $261.6 million. The largest private participants in UPCIC’s program include Nephila Capital, Everest Re, Renaissance Re, ACE Tempest Re and Lloyd’s of London syndicates.

APPCIC REINSURANCE PROGRAM

APPCIC’s reinsurance program, which generally runs from June 1 through May 31 of the following year, consists of various forms of catastrophe coverage and individual property and liability per risk/per policy coverage.  Under the 2015-2016 reinsurance program, APPCIC retains a pre-tax liability of $2.0 million for the first and second catastrophic events with coverage up to $42.1 million. APPCIC has mandatory catastrophe coverage through the FHCF and voluntary catastrophe and per risk coverage with private reinsurers. The estimated total cost of APPCIC’s catastrophe, FHCF and per risk related coverage, including reinstatement premium protection is $4.2 million. The largest private participants in APPCIC’s reinsurance program include Everest Re, ACE Tempest Re, Hiscox, Hannover Ruck, and Lloyd’s of London syndicates.

UIH PROGRAM

Separately from the Insurance Entities’ reinsurance programs, UIH protects its own assets against diminution in value due to catastrophe events by purchasing insurance coverage that would provide $80 million in the form of insurance proceeds plus an amount equal to the forgiveness of related debt through a catastrophe risk-linked transaction contract, effective June 1, 2013 through May 31, 2016. This contract provides for recovery by UIH in the event of exhaustion of UPCIC’s catastrophe coverage. The total cost to UIH of this risk-linked transaction contract is $9.0 million per year for each of the three years.

Results of Operations—Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

Net income increased by $7.6 million, or 44.2%, to $24.7 million for the three months ended June 30, 2015, compared to $17.1 million for the three months ended June 30, 2014. Diluted earnings per common share increased by $0.20, or 40.9%, to $0.69 for the three months ended June 30, 2015, compared to $0.49 for the three months ended June 30, 2014, as a result of an increase in net income, partially offset by a modest increase in weighted average diluted shares outstanding.

The increase in net income of $7.6 million, or 44.2%, for the three months ended June 30, 2015, compared to the same period in 2014 reflects an increase in net earned premiums, net investment income and policy fees, partially offset by decreases in commission revenue, net realized gains on investments, and other revenue, and increases in operating expenses. The reduction in the cession rate of our quota share reinsurance contracts is a significant factor behind our results. A more detailed discussion of this and other factors follows the table below.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2015, compared to the same period in 2014 (in thousands):

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$249,971	$220,009	$29,962	13.6%
Ceded premiums written	(7,933)	(76,483)	68,550	-89.6%
Net premiums written	242,038	143,526	98,512	68.6%
Change in net unearned premiums	(129,150)	(70,164)	(58,986)	84.1%
Premiums earned, net	112,888	73,362	39,526	53.9%
Net investment income (expense)	1,207	412	795	193.0%
Net realized gains (losses) on investments	110	3,950	(3,840)	-97.2%
Commission revenue	3,474	3,670	(196)	-5.3%
Policy fees	4,352	3,899	453	11.6%
Other revenue	1,560	1,696	(136)	-8.0%
Total premiums earned and other revenues	123,591	86,989	36,602	42.1%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	39,704	27,679	12,025	43.4%
General and administrative expenses	42,667	28,901	13,766	47.6%
Total operating costs and expenses	82,371	56,580	25,791	45.6%
INCOME BEFORE INCOME TAXES	41,220	30,409	10,811	35.6%
Income tax expense	16,516	13,283	3,233	24.3%
NET INCOME	$24,704	$17,126	$7,578	44.2%
Other comprehensive income (loss), net of taxes	(1,083)	(359)	(724)	201.7%
COMPREHENSIVE INCOME	$23,621	$16,767	$6,854	40.9%

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $112.9 million for the three months ended June 30, 2015, compared to $73.4 million for the three months ended June 30, 2014.  The increase in net earned premiums of $39.5 million, or 53.9%, reflects a decrease in ceded earned premiums of $26.8 million, and an increase in direct earned premiums of $12.7 million. Premiums earned in the current period reflects premiums written over the past 12 months and any changes in rates or policy count during that time. The decrease in ceded earned premiums is attributable to lower reinsurance costs with the reinsurance programs reflected in the results for the three months ended June 30, 2015, compared to the costs of the reinsurance programs reflected in the results for the same period in 2014. Our reinsurance programs run from June 1 to May 31 of the following year. In June 2014, we reduced the rate of quota share ceded premiums from 45% in our 2013-2014 reinsurance program to 30% in our 2014-2015 reinsurance program. In June 2015, we eliminated the quota share in our 2015-2016 reinsurance program. The increase in direct earned premiums is due primarily to an increase in the number of policies in force since the first quarter of 2014. As discussed above in “Overview,” we have taken what we consider to be prudent measures to increase policy count, while maintaining rate adequacy, resulting in an increase in the number of policies in force and the amount of direct premiums written.

Net investment income was $1.2 million for the three months ended June 30, 2015, generated primarily from cash and cash equivalents, short-term investments, investment real estate and the investments we held in our portfolio of securities available for sale, compared to $412 thousand for the same three months during 2014. The increase in net investment income is the result of increases in our investments and actions taken to rebalance our portfolio. Invested assets increased 33.4% to $719.9 million at June 30, 2015, from $539.6 million at June 30, 2014. Also management rebalanced the fixed maturities (bonds) investment portfolio by selling lower yielding investments and reinvesting cash and maturities into fixed income investments with longer maturities which resulted in increasing book yield.

We sold investment securities available for sale during the three months ended June 30, 2015, resulting in a net realized gain of $110 thousand compared to a net realized gain of $4.0 million during the three months ended June 30, 2014.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the three months ended June 30, 2015, commission revenue was $3.5 million, compared to $3.7 million for the three months ended June 30, 2014.  The decrease in commission revenue of $196 thousand, or 5.3%, was the result of a decrease in the cost of certain reinsurance contracts upon which brokerage commissions are earned as well as overall changes in the structure of the reinsurance programs in effect during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Policy fees for the three months ended June 30, 2015, were $4.4 million compared to $3.9 million for the same period in 2014.  The increase of $453 thousand, or 11.6%, was the result of an increase in policy count since the first quarter of 2014.

Other revenue for the three months ended June 30, 2015, was $1.6 million compared to $1.7 million for the same period in 2014.  The decrease of $136 thousand, or 8.0%, was the result of a decrease in financing fees and charges. While our policy count is up, fewer homeowners are financing policies.

Losses and LAE were $39.7 million for the three months ended June 30, 2015, compared to $27.7 million during the same period in 2014. The increase in net loss and LAE of $12.0 million was driven by the decrease in the amount of loss and LAE ceded to reinsurers under our quota share reinsurance contracts effective during the periods being compared as discussed above. The net loss and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 35.2% and 37.7% during the three-month periods ended June 30, 2015 and 2014, respectively, and were comprised of the following components (in thousands):

	Three months ended June 30, 2015
	Direct	Ceded	Net
Loss and loss adjustment expenses	$49,701	$9,997	$39,704
Premiums earned	$204,771	$91,883	$112,888
Loss & LAE ratios	24.3%	10.9%	35.2%

	Three months ended June 30, 2014
	Direct	Ceded	Net
Loss and loss adjustment expenses	$46,970	$19,291	$27,679
Premiums earned	$192,061	$118,699	$73,362
Loss & LAE ratios	24.5%	16.3%	37.7%

The reduction in the net loss and loss adjustment expense ratio to 35.2% for the three months ended June 30, 2015 from 37.7% for the same period in 2014 is due to operational improvements.  We implemented an improved process to expedite claims resulting in a reduction in both the losses and the loss adjustment expenses. In addition, our acquisition of assets from Aplin Peer & Associates, Inc., has produced increased efficiency while reducing costs associated with third party adjusting services. The net ratios also benefitted from lower reinsurance costs relative to growth in premiums.

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the three months ended June 30, 2015, general and administrative expenses were $42.7 million, compared to $28.9 million for the same period in 2014. The majority of the overall increase in general and administrative expenses of $13.8 million, or 47.6%, is due to an increase of $11.3 million in the amortization of net deferred policy acquisition costs resulting mostly from the changes in the rate of ceded premiums from 45% to 30% in our quota share contracts effective June 1, 2014 through May 31, 2015 and the elimination of quota share reinsurance effective June 1, 2015. We also had an increase of $1.2 million in the amount of stock-based compensation and an increase of $1.6 million in performance bonus accruals.

Income taxes increased by $3.2 million, or 24.3%, primarily as a result of an increase in income before income taxes. The effective tax rate decreased to 40.1% from 43.7% for the three months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate was a result of an increase in the amount of taxable income relative to non-deductible expenses and a reduction in the amount of non-deductible executive compensation.

Comprehensive income includes net income and other comprehensive income or loss.  The other comprehensive loss for the three months ended June 30, 2015, and the other comprehensive loss for the three months ended June 30, 2014, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Results of Operations—Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

Net income increased by $16.4 million, or 53.3%, to $47.0 million for the six months ended June 30, 2015, compared to $30.7 million for the six months ended June 30, 2014. Diluted earnings per common share increased by $0.44, or 51.0%, to $1.31 for the six months ended June 30, 2015, compared to $0.87 for the six months ended June 30, 2014, as a result of an increase in net income, partially offset by a modest increase in the weighted average diluted shares outstanding.

The increase in net income of $16.4 million, or 53.3%, for the six months ended June 30, 2015, compared to the same period in 2014 reflects an increase in net earned premiums, net investment income, and policy fees, partially offset by decreases in commission revenue, net realized gains on investments, and other revenue, and increases in operating expenses. The reduction in the cession rate of our quota share reinsurance contracts is a significant factor behind our results. A more detailed discussion of this and other factors follows the table below.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2015, compared to the same period in 2014 (in thousands):

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$461,576	$411,926	$49,650	12.1%
Ceded premiums written	(114,430)	(198,132)	83,702	-42.2%
Net premiums written	347,146	213,794	133,352	62.4%
Change in net unearned premiums	(139,898)	(76,625)	(63,273)	82.6%
Premiums earned, net	207,248	137,169	70,079	51.1%
Net investment income (expense)	2,069	930	1,139	122.5%
Net realized gains (losses) on investments	281	4,852	(4,571)	-94.2%
Commission revenue	6,642	7,759	(1,117)	-14.4%
Policy fees	8,184	7,411	773	10.4%
Other revenue	2,977	3,173	(196)	-6.2%
Total premiums earned and other revenues	227,401	161,294	66,107	41.0%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	73,294	54,504	18,790	34.5%
General and administrative expenses	74,864	53,264	21,600	40.6%
Total operating costs and expenses	148,158	107,768	40,390	37.5%
INCOME BEFORE INCOME TAXES	79,243	53,526	25,717	48.0%
Income tax expense	32,209	22,851	9,358	41.0%
NET INCOME	$47,034	$30,675	$16,359	53.3%
Other comprehensive income (loss), net of taxes	114	(247)	361	NM
COMPREHENSIVE INCOME	$47,148	$30,428	$16,720	54.9%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $207.2 million for the six months ended June 30, 2015, compared to $137.2 million for the six months ended June 30, 2014.  The increase in net earned premiums of $70.0 million, or 51.1%, reflects a decrease in ceded earned premiums of $51.3 million, and an increase in direct earned premiums of $18.7 million. Premiums earned in the current period reflects premiums written over the past 12 months and any changes in rates or policy count during that time. The decrease in ceded earned premiums is attributable to lower reinsurance costs with the reinsurance programs reflected in the results for the six months ended June 30, 2015, compared to the costs of the reinsurance programs reflected in the results for the same period in 2014. Our reinsurance programs run from June 1 to May 31 of the following year. In June 2014, we reduced the rate of quota share ceded premiums from 45% in our 2013-2014 reinsurance program to 30% in our 2014-2015 reinsurance program. In June 2015, we eliminated the quota share in our 2015-2016 reinsurance program. The increase in direct earned premiums is due primarily to an increase in the number of policies in force since the first quarter of 2014. As discussed above in “Overview,” we have taken what we consider to be prudent measures to increase policy count, while maintaining rate adequacy, resulting in an increase in the number of policies in force and the amount of direct premiums written.

Net investment income was $2.1 million for the six months ended June 30, 2015, generated primarily from cash and cash equivalents, short-term investments, investment real estate and the investments we held in our portfolio of securities available for sale, compared to $930 thousand for the same six months during 2014. The increase in net investment income is the result of increases in our investments and actions taken to rebalance our portfolio. Invested assets increased 33.4% to $719.9 million at June 30, 2015, from $539.6 million at June 30, 2014. Also management rebalanced the fixed maturities (bonds) investment portfolio by selling lower yielding investments and reinvesting cash and maturities into fixed income investments with longer maturities which resulted in increasing book yield.

We sold investment securities available for sale during the six months ended June 30, 2015, resulting in a net realized gain of $281 thousand compared to a net realized gain of $4.9 million generated from sales of securities during the six months ended June 30, 2014.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the six months ended June 30, 2015, commission revenue was $6.6 million, compared to $7.8 million for the six months ended June 30, 2014.  The decrease in commission revenue of $1.2 million, or 14.4%, was the result of a decrease in the cost of certain reinsurance contracts upon which brokerage commissions are earned as well as overall changes in the structure of the reinsurance programs in effect during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Policy fees for the six months ended June 30, 2015, were $8.2 million compared to $7.4 million for the same period in 2014.  The increase of $773 thousand, or 10.4%, was the result of an increase in policy count since the first quarter of 2014.

Other revenue for the six months ended June 30, 2015, was $3.0 million compared to $3.2 million for the same period in 2014.  The decrease of $196 thousand, or 6.2%, was the result of a decrease in financing fees and charges. While our policy count is up, fewer homeowners are financing policies.

Losses and LAE were $73.3 million for the six months ended June 30, 2015, compared to $54.5 million during the same period in 2014. The increase in net loss and LAE of $18.8 million was driven by the decrease in the amount of loss and LAE ceded to reinsurers under our quota share reinsurance contracts effective during the periods being compared as discussed above. The net loss and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 35.4% and 39.7% during the six-month periods ended June 30, 2015 and 2014, respectively, and were comprised of the following components (in thousands):

	Six Months Ended June 30, 2015
	Direct	Ceded	Net
Loss and loss adjustment expenses	$98,991	$25,697	$73,294
Premiums earned	$401,442	$194,194	$207,248
Loss & LAE ratios	24.7%	13.2%	35.4%

	Six Months Ended June 30, 2014
	Direct	Ceded	Net
Loss and loss adjustment expenses	$97,692	$43,188	$54,504
Premiums earned	$382,705	$245,536	$137,169
Loss & LAE ratios	25.5%	17.6%	39.7%

The reduction in the net loss and loss adjustment expense ratio to 35.4% for the six months ended June 30, 2015 from 39.7% for the same period in 2014 is due to operational improvements.  We implemented an improved process to expedite claims resulting in a reduction in both the losses and the loss adjustment expenses.  In addition, our acquisition of assets from Aplin Peer & Associates, Inc., has produced increased efficiency while reducing costs associated with third party adjusting services. The net ratios also benefitted from lower reinsurance costs relative to growth in premiums.

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the six months ended June 30, 2015, general and administrative expenses were $74.9 million, compared to $53.3 million for the same period in 2014. The majority of the overall increase in general and administrative expenses of $21.6 million, or 40.6%, is due to an increase of $16.8 million in the amortization of net deferred policy acquisition costs resulting mostly from the changes in the rate of ceded premiums from 45% to 30% in our quota share contracts effective June 1, 2014, through May 31, 2015, and the elimination of quota share reinsurance effective June 1, 2015. We also had an increase of $2.2 million in the amount of stock-based compensation and an increase of $2.6 million in performance bonus accruals.

Income taxes increased by $9.4 million, or 41.0%, primarily as a result of an increase in income before income taxes. The effective tax rate decreased to 40.6% from 42.7% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate was a result of an increase in the amount of taxable income relative to non-deductible expenses and a reduction in the amount of non-deductible executive compensation.

Comprehensive income includes net income and other comprehensive income or loss.  The other comprehensive income for the six months ended June 30, 2015, and the other comprehensive loss for the six months ended June 30, 2014, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Analysis of Financial Condition—As of June 30, 2015 Compared to December 31, 2014

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	June 30,	December 31,
Type of Investment	2015	2014
Fixed maturities	$359,589	$353,949
Equity securities	38,515	19,642
Short-term investments	100,025	49,990
Investment real estate, net	5,849	—
Total	$503,978	$423,581

See Condensed Consolidated Statements of Cash Flows for explanations of changes in investments.

Investment real estate, net increased to $5.8 million as of June 30, 2015, due to the purchase of real estate for investment.

Prepaid reinsurance premiums represent the portion of ceded written premiums that will be earned pro-rata in the future. The decrease of $79.8 million to $110.7 million was primarily due to the elimination of quota share reinsurance in our 2015-2016 reinsurance program. See “Item 1 — Note 4 (Reinsurance).”

Reinsurance recoverable represents ceded losses and LAE. The decrease of $17.0 million to $38.2 million was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The decrease of $6.8 million to $716 thousand as of June 30, 2015 was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Premiums receivable, net, represent amounts due from policyholders. The increase of $8.2 million to $59.2 million was due to both the seasonal pattern of written premiums as described under “Overview” and an increase in direct written premiums during the six months ended June 30, 2015.

Property and equipment, net, increased by $6.6 million to $23.8 million as of June 30, 2015, primarily from the purchase of real estate, automobiles and building improvements.

Deferred policy acquisition costs, net, represent certain costs incurred in connection with the successful acquisition and renewal of insurance business.  The increase of $36.5 million to $62.2 million was due to the elimination of quota share reinsurance in our 2015-2016 reinsurance program and associated ceding commissions.  See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs, net.

Income taxes recoverable represent amounts due from taxing jurisdictions within one year and arise when tax payments exceed taxable income. Income taxes recoverable of $12.9 million as of June 30, 2015 and $5.7 million as of December 31, 2014, were for federal income taxes.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our unpaid losses and LAE.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $60.1 million to $455.9 million reflects the seasonal pattern of written premiums as described under “Overview.”

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies.  The increase of $11.4 million to $29.3 million was due to both the seasonal pattern of written premiums as described under “Overview” and an increase in direct written premiums during the six months ended June 30, 2015.

Book overdrafts represent outstanding checks in excess of cash on deposit and are examined monthly to determine if legal right of offset exists for accounts with the same banking institution.  The decrease of $3.2 million to $2.7 million as of June 30, 2015, was attributed to an increase in cash deposits applied with the right to offset.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $65.7 million to $131.7 million as of June 30, 2015, was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Other liabilities and accrued expenses decreased by $8.6 million primarily from the payment of incentive performance bonuses in February 2015.

See Liquidity and Capital Resources for explanations of changes in contingently redeemable common stock, long-term debt, and treasury shares.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of June 30, 2015, was $213.3 million compared to $115.4 million at December 31, 2014. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2015, and December 31, 2014. The increase in cash and cash equivalents was driven by cash flows generated from operations in excess of those used for investing and financing activities. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.  The balance of restricted cash and cash equivalents as of June 30, 2015, and December 31, 2014 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As described in our Form 10-K for the year ended December 31, 2014, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program.  The surplus note has a twenty-year term, quarterly payments of principal and accrues interest per the terms of the note agreement.

As discussed in “Item 1 — Note 6 (Long-Term Debt),” UIH entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank in March 2013, amended in May 2013, March 2015, and in July 2015. The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $15 million. Draws under the DB Loan have a maturity date of July 31, 2017 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UIH. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. No amounts have been drawn under the unsecured line of credit.

In May 2013, UIH also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. also discussed in “Item 1 — Note 6 (Long-Term Debt).” The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016, or the date that all principal under the Term Loan is prepaid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities.  We made principal payments of $6.0 and $7.0 million on the Term Loan in May 2014 and May 2015, respectively. The Term Loan had a carrying amount of $6.7 million as of June 30, 2015.

Liquidity for UIH and its non-insurance subsidiaries is required to cover the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, and interest and principal payments on debt obligations. The declaration and payment of future dividends by UIH to its shareholders, and any future repurchases of UIH common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for UIH and its non-insurance subsidiaries include revenues generated from fees paid by the Insurance Entities to affiliated companies for policy administration, inspections and claims adjusting services.  Additional sources of liquidity include brokerage commissions earned on reinsurance contracts and any unused credit lines. UIH also maintains investments in equity securities which would generate funds upon sale.  As discussed in “Item 1 – Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company.

Liquidity for the Insurance Entities is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses offset by recovery of any reimbursement amounts under our reinsurance agreements, fees paid to affiliates for managing general agency services, inspections and claims adjusting services, agent commissions, premiums and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. The principal source of liquidity for the Insurance Entities consists of the revenue generated from the collection of net premiums, after deductions for expenses and the collection of reinsurance recoverable.

Our insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies written. The Insurance Entities maintain substantial investments in highly liquid, marketable securities which would generate funds upon sale.

The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on either the Insurance Entities’ or our business, financial condition, results of operations and liquidity.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2015, we had total capital of $279.9 million, comprised of stockholders’ equity of $255.3 million and total long-term debt of $24.6 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 8.8% and 9.6%, respectively, at June 30, 2015. At December 31, 2014, we had total capital of $249.5 million, comprised of stockholders’ equity of $199.9 million, mezzanine equity of $19.0 million and total long-term debt of $30.6 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12.3% and 15.3%, respectively, at December 31, 2014. The debt-to-equity ratio was 14.0% at December 31, 2014, after taking into consideration pro-forma adjustments to equity as described in “Item 1 — Note 7 (Stockholders’ Equity).”  The increase in stockholders’ equity during the six months ended June 30, 2015, is attributed to net income and the reclassification of mezzanine equity to permanent equity upon the amendment of our agreement with Ananke Catastrophe Investments Ltd as discussed in “Item 1 – Note 7 (Stockholders’ Equity).”   These increases were partially offset by dividends declared and paid and common share repurchases.

At June 30, 2015, UPCIC was in compliance with the terms of the surplus note and total adjusted capital surplus was in excess of regulatory requirements for both UPCIC and APPCIC. At June 30, 2015, UIH was in compliance with all of the covenants under the Term Loan.

Cash Dividends

On January 13, 2015, we declared a cash dividend of $0.12 per share on our outstanding common stock paid on March 2, 2015, to the shareholders of record at the close of business on February 18, 2015.

On April 13, 2015, we declared a cash dividend of $0.12 per share on our outstanding common stock paid on July 2, 2015, to the shareholders of record at the close of business on June 18, 2015.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2015 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$112,117	$55,834	$36,326	$13,678	$6,279
Long-term debt	25,445	7,932	3,511	3,395	10,607
Operating leases	678	169	447	62	—
Employment Agreements (2)	7,496	7,496	—	—	—
Total contractual obligations	$145,736	$71,431	$40,284	$17,135	$16,886

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and making the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2015.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2015, the FASB issued guidance addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts.  The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims.  The guidance is effective for reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this guidance will result in additional disclosure but is not expected to impact our results of operations, financial position or liquidity.

In April 2015, the FASB issued guidance on a customer’s accounting for fees paid in a cloud computing arrangement.  Under the new standard, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract.  If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance is effective for reporting periods beginning after December 15, 2015, and may be applied either prospectively or retrospectively.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on our results of operations, financial position or liquidity.

In June 2014, the FASB issued guidance that clarifies that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. Compensation costs should reflect the amount attributable to the periods for which the requisite service has been rendered. Total compensation expense recognized during and after the requisite service period, which may differ from the vesting period, should reflect the number of awards that are expected to vest and should be adjusted to reflect the number of awards that ultimately vest. The guidance is effective for reporting periods beginning after December 15, 2015, and may be applied either prospectively or retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on our results of operations, financial position or liquidity.

In May 2014, the FASB issued updated guidance to clarify the principles for revenue recognition. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts). Although insurance contracts are not within the scope of this updated guidance, the Company’s commission revenue, policy fees, and payment plan fees may be subject to this updated guidance. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and earlier adoption is not permitted. The Company is in the process of evaluating the effect of adoption.

Related Party Transactions

See “Item 1 — Note 8 (Related Party Transactions)” for information about related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of June 30, 2015, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	June 30, 2015
	Amortized Cost								Fair Value
	2015	2016	2017	2018	2019	Thereafter	Other (1)	Total	Total
Fixed income investments	$82,433	$81,438	$41,933	$60,978	$51,588	$15,473	$126,088	$459,931	$459,614
Weighted average interest rate	0.51%	0.93%	2.70%	1.68%	1.71%	3.47%	2.62%	1.75%	1.75%

	December 31, 2014
	Amortized Cost								Fair Value
	2015	2016	2017	2018	2019	Thereafter	Other (1)	Total	Total
Fixed income investments	$101,406	$58,521	$37,184	$55,985	$33,494	$6,660	$111,691	$404,941	$403,939
Weighted average interest rate	0.77%	1.07%	3.00%	1.69%	1.95%	4.92%	2.39%	1.76%	1.76%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates which differ from the book yield of the fixed maturities. The fixed income investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock, mortgage-backed and asset-backed securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity investments in our available for sale portfolio at June 30, 2015 was 2.6 years.

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

The following table provides information about the investments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2015		December 31, 2014
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$6,308	16.4%	$270	1.4%
Mutual funds	32,207	83.6%	19,372	98.6%
Total equity securities	$38,515	100.0%	$19,642	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2015, would have resulted in a decrease of $7.7 million, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2015, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation in the normal course of our business. As of June 30, 2015, we were not a party to any non-routine litigation that is expected by management to have a material effect on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

In the opinion of management, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1	Repurchase Agreement, dated June 8, 2015, by and between Bradley I. Meier and the Company (1)
15.1	Accountants’ Acknowledgment *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS-XBRL	Instance Document *

101.SCH-XBRL	Taxonomy Extension Schema Document *

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document *

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document *

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document *

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document *
*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: August 4, 2015	/s/ Sean P. Downes
Sean P. Downes, President, Chief Executive Officer and Principal Executive Officer

Date: August 4, 2015	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer