Form 10-Q
period 2015-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2015-10-29
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,600,279 shares of common stock, par value $0.01 per share, outstanding on October 23, 2015.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2015 and the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2015 and 2014 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

Chicago, Illinois October 29, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$201,774	$115,397
Restricted cash and cash equivalents	2,635	2,635
Fixed maturities, at fair value	417,769	353,949
Equity securities, at fair value	46,627	19,642
Short-term investments, at fair value	75,023	49,990
Investment real estate, net	5,820	—
Prepaid reinsurance premiums	113,240	190,505
Reinsurance recoverable	36,135	55,187
Reinsurance receivable, net	166	7,468
Premiums receivable, net	56,617	50,987
Other receivables	5,195	2,763
Property and equipment, net	26,302	17,254
Deferred policy acquisition costs, net	63,003	25,660
Income taxes recoverable	10,964	5,675
Deferred income tax asset, net	12,196	11,850
Other assets	4,900	2,812
Total assets	$1,078,366	$911,774
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$101,059	$134,353
Unearned premiums	463,651	395,748
Advance premium	26,029	17,919
Accounts payable	1,582	4,121
Book overdraft	3,728	5,924
Payable for securities purchased	7,937	—
Reinsurance payable, net	125,427	66,066
Income taxes payable	—	1,799
Dividends payable to shareholders	4,287	—
Other liabilities and accrued expenses	37,388	36,318
Long-term debt	24,324	30,610
Total liabilities	795,412	692,858

Commitments and Contingencies (Note 12)

Contingently redeemable common stock	—	19,000
Issued shares - 0 and 1,000
Outstanding shares - 0 and 1,000

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 12
Outstanding shares - 10 and 12
Minimum liquidation preference, $9.99 and $8.49 per share
Common stock, $.01 par value	456	448
Authorized shares - 55,000
Issued shares - 45,595 and 43,769
Outstanding shares - 35,628 and 34,102
Treasury shares, at cost - 9,967 and 9,667	(69,818)	(62,153)
Additional paid-in capital	67,845	40,987
Accumulated other comprehensive income (loss), net of taxes	(2,515)	(1,835)
Retained earnings	286,986	222,469
Total stockholders' equity	282,954	199,916
Total liabilities, contingently redeemable common stock and stockholders' equity	$1,078,366	$911,774

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$222,572	$195,435	$684,147	$607,361
Ceded premiums written	(71,150)	(103,492)	(185,578)	(301,624)
Net premiums written	151,422	91,943	498,569	305,737
Change in net unearned premiums	(5,269)	2,345	(145,168)	(74,280)
Premiums earned, net	146,153	94,288	353,401	231,457
Net investment income (expense)	1,307	644	3,376	1,574
Net realized gains (losses) on investments	11	501	292	5,353
Commission revenue	4,115	3,123	10,757	10,882
Policy fees	3,820	3,416	12,003	10,827
Other revenue	1,637	1,528	4,614	4,701
Total premiums earned and other revenues	157,043	103,500	384,443	264,794
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	53,854	34,181	127,148	88,685
General and administrative expenses	55,289	32,167	130,152	85,431
Total operating costs and expenses	109,143	66,348	257,300	174,116
INCOME BEFORE INCOME TAXES	47,900	37,152	127,143	90,678
Income tax expense	17,602	15,811	49,811	38,662
NET INCOME	$30,298	$21,341	$77,332	$52,016
Basic earnings per common share	$0.87	$0.64	$2.22	$1.55
Weighted average common shares outstanding - Basic	34,911	33,432	34,837	33,607
Fully diluted earnings per common share	$0.84	$0.61	$2.15	$1.48
Weighted average common shares outstanding - Diluted	35,999	34,812	35,918	35,097
Cash dividend declared per common share	$0.12	$0.10	$0.36	$0.30

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$30,298	$21,341	$77,332	$52,016
Other comprehensive income (loss), net of taxes	(794)	(924)	(680)	(1,171)
Comprehensive income (loss)	$29,504	$20,417	$76,652	$50,845

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net Income	$77,332	$52,016
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	497	262
Depreciation and amortization	1,251	845
Amortization of share-based compensation	12,566	8,766
Amortization of original issue discount on debt	427	659
Accretion of deferred credit	(427)	(659)
Book overdraft increase (decrease)	(2,196)	(9,086)
Net realized (gains) losses on investments	(292)	(5,353)
Amortization of premium/accretion of discount, net	1,340	1,540
Deferred income taxes	(347)	829
Excess tax (benefits) shortfall from share-based compensation	(5,241)	(6,465)
Other	24	25
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	—	(3,997)
Prepaid reinsurance premiums	77,265	45,892
Reinsurance recoverable	19,052	51,606
Reinsurance receivable, net	7,302	(12,332)
Premiums receivable, net	(5,915)	(8,444)
Accrued investment income	(374)	(158)
Other receivables	(2,269)	(450)
Income taxes recoverable	(5,289)	5,238
Deferred policy acquisition costs, net	(37,343)	(11,933)
Other assets	(1,088)	(768)
Unpaid losses and loss adjustment expenses	(33,294)	(22,307)
Unearned premiums	67,903	28,387
Accounts payable	(2,539)	1,016
Reinsurance payable, net	59,361	16,019
Income taxes payable	3,869	3,899
Other liabilities and accrued expenses	1,497	514
Advance premium	8,110	(1,657)
Net cash provided by (used in) operating activities	241,182	133,904
Cash flows from investing activities:
Proceeds from sale of property and equipment	55	30
Purchases of property and equipment	(10,310)	(1,578)
Payments to acquire a business	(1,000)	—
Purchases of equity securities	(46,668)	(74,407)
Purchases of fixed maturities	(145,118)	(61,760)
Purchases of short-term investments	(87,538)	(37,500)
Purchases of investment real estate, net	(5,888)	—
Proceeds from sales of equity securities	17,412	121,580
Proceeds from sales of fixed maturities	26,154	5,168
Proceeds from sales of short-term investments	12,500	—
Maturities of fixed maturities	63,201	17,395
Maturities of short-term investments	50,000	—
Net cash provided by (used in) investing activities	(127,200)	(31,072)
Cash flows from financing activities:
Preferred stock dividend	(7)	(10)
Common stock dividend	(8,520)	(6,967)
Issuance of common stock	511	—
Purchase of treasury stock	(7,665)	(29,736)
Purchase of preferred stock	(257)	—
Payments related to tax withholding for share-based compensation	(10,195)	(12,404)
Excess tax benefits (shortfall) from share-based compensation	5,241	6,465
Borrowings under promissory note	1,390	—
Repayment of debt	(8,103)	(7,103)
Net cash provided by (used in) financing activities	(27,605)	(49,755)
Net increase (decrease) in cash and cash equivalents	86,377	53,077
Cash and cash equivalents at beginning of period	115,397	117,275
Cash and cash equivalents at end of period	$201,774	$170,352
Supplemental cash and non-cash flow disclosures:
Interest paid	$767	$1,158
Income taxes paid	$51,554	$28,684

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc., (“UIH”) is a Delaware corporation originally incorporated as Universal Heights, Inc., in November 1990. UIH with its wholly-owned subsidiaries (the “Company”), is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners insurance offered in ten states as of September 30, 2015, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers, policy fees collected from policyholders by our wholly-owned managing general agency subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 25, 2015. The condensed consolidated balance sheet at December 31, 2014, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

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

3. Investments

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	September 30, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$135,774	$517	$(201)	$136,090
Corporate bonds	128,357	412	(649)	128,120
Mortgage-backed and asset-backed securities	138,482	527	(324)	138,685
Redeemable preferred stock	9,734	201	(65)	9,870
Other	5,000	4	—	5,004
Equity Securities:
Common stock	16,545	472	(1,274)	15,743
Mutual funds	34,599	—	(3,715)	30,884
Short-term investments	75,022	3	(2)	75,023
Total	$543,513	$2,136	$(6,230)	$539,419

	December 31, 2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$120,627	$38	$(627)	$120,038
Corporate bonds	120,025	171	(364)	119,832
Mortgage-backed and asset-backed securities	107,589	136	(502)	107,223
Redeemable preferred stock	6,700	165	(9)	6,856
Equity Securities:
Common stock	331	4	(65)	270
Mutual funds	21,296	—	(1,924)	19,372
Short-term investments	50,000	—	(10)	49,990
Total	$426,568	$514	$(3,501)	$423,581

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

September 30, 2015
		% of Total
Comparable Ratings	Fair Value	Fair Value
AAA	$87,860	17.8%
AA	193,220	39.2%
A	140,092	28.4%
BBB	47,219	9.6%
BB+ and Below	3,768	0.8%
No Rating Available	20,633	4.2%
Total	$492,792	100.0%

December 31, 2014 (1)
		% of Total
Comparable Ratings	Fair Value	Fair Value
AAA	$39,657	9.8%
AA	220,693	54.8%
A	83,734	20.7%
BBB	47,003	11.6%
BB+ and Below	3,401	0.8%
No Rating Available	9,451	2.3%
Total	$403,939	100.0%

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

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2015		December 31, 2014
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$76,428	$76,610	$64,905	$64,619
Non-agency	10,454	10,389	8,053	7,987
Asset-backed securities:
Auto loan receivables	18,423	18,488	16,551	16,556
Credit card receivables	28,578	28,588	13,481	13,457
Other receivables	4,599	4,610	4,599	4,604
Total	$138,482	$138,685	$107,589	$107,223

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	September 30, 2015
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	—	$—	$—	2	$3,470	$(201)
Corporate bonds	58	52,340	(608)	4	3,952	(41)
Mortgage-backed and asset-backed securities	14	30,805	(117)	6	15,504	(207)
Redeemable preferred stock	30	3,789	(65)	—	—	—
Equity securities:
Common stock	3	8,161	(1,168)	2	83	(106)
Mutual funds	4	22,971	(725)	1	7,912	(2,990)
Short-term investments	76	52,514	(2)	—	—	—
Total	185	$170,580	$(2,685)	15	$30,921	$(3,545)

	December 31, 2014
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	3	$27,341	$(55)	4	$34,050	$(572)
Corporate bonds	67	58,271	(238)	12	15,105	(126)
Mortgage-backed and asset-backed securities	20	48,335	(273)	5	16,842	(229)
Redeemable preferred stock	12	1,153	(9)	—	—	—
Equity securities:
Common stock	2	87	(20)	2	117	(45)
Mutual funds	2	10,514	(97)	1	8,859	(1,827)
Short-term investments	2	37,490	(10)	—	—	—
Total	108	$183,191	$(702)	24	$74,973	$(2,799)

At September 30, 2015, we held fixed maturity, equity securities and short-term investments that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, we perform quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity, equity securities and short-term investments, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities, management has no reason to believe the unrealized losses for securities available for sale at September 30, 2015 are other than temporary.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	September 30, 2015
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$119,008	$119,037
Due after one year through five years	222,690	222,847
Due after five years through ten years	1,465	1,427
Due after ten years	4,121	4,172
Mortgage-backed and asset-backed securities	138,482	138,685
Perpetual maturity securities	6,603	6,624
Total	$492,369	$492,792

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales proceeds (fair value)	$12,014	$53,961	$56,066	$126,748
Gross realized gains	$12	$742	$308	$5,930
Gross realized losses	$(1)	$(241)	$(16)	$(577)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fixed maturities	$1,479	$884	$4,001	$2,394
Equity securities	277	182	540	636
Short-term investments	89	11	194	11
Other (1)	102	26	247	47
Total investment income	1,947	1,103	4,982	3,088
Less: Investment expenses (2)	(640)	(459)	(1,606)	(1,514)
Net investment (expense) income	$1,307	$644	$3,376	$1,574

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30, 2015	December 31, 2014
Investment real estate	$5,888	$—
Less: Accumulated depreciation	(68)	—
Investment real estate, net	$5,820	$—

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

Amounts recoverable from reinsurers are estimated in a manner consistent with the terms of the reinsurance contracts. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Ceding commissions received in connection with quota share reinsurance are deferred and netted against deferred policy acquisition costs and amortized over the effective period of the related insurance policies.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2015			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	September 30,	December 31,
Reinsurer	Company	Services	Service, Inc.	2015	2014
Everest Reinsurance Company	A+	A+	A1	$—	$16,780
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	—	31,870
Odyssey Reinsurance Company	A	A-	A3	30,213	136,339
Total (1)				$30,213	$184,989

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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2015			2014
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$222,572	$214,802	$53,560	$195,435	$196,269	$48,341
Ceded	(71,150)	(68,649)	294	(103,492)	(101,981)	(14,160)
Net	$151,422	$146,153	$53,854	$91,943	$94,288	$34,181

	Nine Months Ended September 30,
	2015			2014
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$684,147	$616,244	$152,551	$607,361	$578,974	$146,033
Ceded	(185,578)	(262,843)	(25,403)	(301,624)	(347,517)	(57,348)
Net	$498,569	$353,401	$127,148	$305,737	$231,457	$88,685

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2015	2014
Prepaid reinsurance premiums	$113,240	$190,505
Reinsurance recoverable on unpaid losses and LAE	$19,460	$47,350
Reinsurance recoverable on paid losses	16,675	7,837
Reinsurance receivable, net	166	7,468
Reinsurance recoverable and receivable	$36,301	$62,655

5. Insurance Operations

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
DPAC, beginning of period	$62,181	$58,149	$54,603	$54,099
Capitalized Costs	30,846	27,579	91,135	84,354
Amortization of DPAC	(30,024)	(27,769)	(82,735)	(80,494)
DPAC, end of period	$63,003	$57,959	$63,003	$57,959
DRCC, beginning of period	$—	$30,072	$28,943	$38,200
Ceding Commissions Written	—	17,236	(5,276)	49,555
Earned Ceding Commissions	—	(17,181)	(23,667)	(57,628)
DRCC, end of period	$—	$30,127	$—	$30,127
DPAC (DRCC), net, beginning of period	$62,181	$28,077	$25,660	$15,899
Capitalized Costs, net	30,846	10,343	96,411	34,799
Amortization of DPAC (DRCC), net	(30,024)	(10,588)	(59,068)	(22,866)
DPAC (DRCC), net, end of period	$63,003	$27,832	$63,003	$27,832

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at beginning of period	$112,117	$144,625	$134,353	$159,222
Less: Reinsurance recoverable	(31,777)	(58,705)	(47,350)	(68,584)
Net balance at beginning of period	80,340	85,920	87,003	90,638
Incurred (recovered) related to:
Current year	54,014	32,637	127,211	87,825
Prior years	(160)	1,544	(63)	860
Total incurred	53,854	34,181	127,148	88,685
Paid related to:
Current year	41,818	24,365	72,438	44,432
Prior years	10,777	8,160	60,114	47,315
Total paid	52,595	32,525	132,552	91,747
Net balance at end of period	81,599	87,576	81,599	87,576
Plus: Reinsurance recoverable	19,460	49,339	19,460	49,339
Balance at end of period	$101,059	$136,915	$101,059	$136,915

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

In accordance with Florida Statutes, and based on the calculations performed by the Company as of December 31, 2014, UPCIC has the capacity to pay ordinary dividends of $27.7 million during 2015. APPCIC does not have the capacity to pay ordinary dividends during 2015. For the nine months ended September 30, 2015, no dividends were paid from UPCIC or APPCIC to UIHCF. Dividends paid to the shareholders of UIH during the nine months ended September 30, 2015 were paid from the earnings of UIH and its non-insurance subsidiaries.

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

	September 30,	December 31,
	2015	2014
Ten percent of total liabilities
UPCIC	$65,181	$42,659
APPCIC	$606	$514
Statutory capital and surplus
UPCIC	$233,634	$200,173
APPCIC	$14,258	$14,036

As of the dates in the table above, both UPCIC and APPCIC met the Florida capitalization requirement. As of September 30, 2015 UPCIC also met the capitalization requirements of the other states in which it is licensed.  UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and each met those requirements at such dates.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30,	December 31,
	2015	2014
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,924	$3,609

6. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2015	2014
Surplus note	$16,176	$17,280
Term loan	6,758	13,330
Promissory note	1,390	—
Total	$24,324	$30,610

In addition to the long-term debt listed above, UIH has an unsecured line of credit and had not drawn any amounts under that debt facility.  The term loan and unsecured line of credit contain certain covenants and restrictions applicable while amounts are outstanding thereunder.  Pursuant to the agreements underlying the term loan and unsecured line of credit, UIH will be prohibited from paying dividends to its shareholders should UIH default on such underlying agreements.  UIH was in compliance with the covenants of the term loan as of September 30, 2015.  UPCIC was in compliance with the terms of the surplus note as of September 30, 2015.

7. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock and contingently redeemable common stock during the nine months ended September 30, 2015 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2014	44,769	(9,667)	35,102
Shares repurchased	—	(300)	(300)
Options exercised	745	—	745
Restricted stock grants	615	—	615
Shares acquired through cashless exercise (1)	—	(534)	(534)
Shares cancelled	(534)	534	—
Balance, as of September 30, 2015	45,595	(9,967)	35,628

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

In June 2015, UIH repurchased 200,000 shares of its common stock at market price from Ananke Catastrophe Investments Limited, an affiliate of Nephila Capital Ltd., in a privately negotiated transaction for a total cost of $5.1 million.

In September 2015, UIH announced that its Board of Directors authorized a share repurchase program under which UIH may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $10 million of its outstanding shares of common stock through December 31, 2016. UIH repurchased 100,000 shares, at an aggregate price of $2.6 million, pursuant to such repurchase program through September 30, 2015.

Preferred Stock

In June 2015, UIH entered into an agreement to repurchase 2,000 shares of UIH Series M Convertible Preferred Stock owned by Bradley I. Meier, the Company’s former Chairman, President and Chief Executive Officer, at a total cost of $257 thousand. The repurchase constituted all of the outstanding shares of Series M Convertible Preferred Stock and such shares were retired and cancelled.

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

On August 31, 2015, UIH declared a cash dividend of $0.12 per share on its outstanding common stock paid on October 8, 2015, to the shareholders of record at the close of business on September 23, 2015.

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

On February 19, 2015, the Company entered into an amended agreement with Ananke to delete, in its entirety effective December 2, 2014, the provision giving rise to the redemption.  This modification resulted in classification of the common shares in permanent equity on the date of the amendment.  No consideration was exchanged with the amendment since both parties agreed that, given the remote possibility of the redemption to occur, the value of the redemption feature was de-minimis.  The effects of the amendment were recorded during the quarter ended March 31, 2015.  The following table has been provided to illustrate pro-forma effect of the amendment had it been in place as of December 31, 2014.

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

8. Related Party Transactions

Scott P. Callahan, a director of the Company, provided the Company with consulting services and advice with respect to the Company’s reinsurance and related matters through SPC Global RE Advisors LLC, an entity affiliated with Mr. Callahan. The Company entered into the consulting agreement with SPC Global RE Advisors LLC effective June 6, 2013.  The Company and SPC Global RE Advisors LLC terminated the consulting agreement on September 18, 2015 by mutual consent.

The following table provides payments made by the Company for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
SPC Global RE Advisors LLC	$30	$30	$90	$90

There were no amounts due to SPC Global RE Advisors LLC as of September 30, 2015, and December 31, 2014, respectively. During the term of the agreement, payments due to SPC Global RE Advisors LLC were generally made in the month the services were provided.

9. Income Taxes

During the three months ended September 30, 2015 and 2014, the Company recorded approximately $17.6 million and $15.8 million of income taxes, respectively.  Our effective tax rate for the quarter ending September 30, 2015 is 36.7% compared to a 42.6% effective tax rate for the same period in the prior year.

During the nine months ended September 30, 2015 and 2014, the Company recorded approximately $49.8 million and $38.7 million of income taxes, respectively.  Our effective tax rate for the nine months ended September 30, 2015 is 39.2% compared to a 42.6% effective tax rate for the same period in the prior year.

In arriving at these rates, the Company considers a variety of factors including the forecasted full year pre-tax results, the U.S. federal tax rate of 35%, expected non-deductible expenses, and estimated state income taxes.  The Company’s final effective tax rate for the full year will be dependent on the level of pre-tax income, the apportionment of taxable income between state tax jurisdictions and the extent of non-deductible expenses in relation to pre-tax income.

The reduction in the Company’s effective tax rates for the three and nine month ended September 30, 2015 compared to the same periods in 2014 was primarily the result of:

•	a reduction in the amount of non-deductible executive compensation
•	a discrete item recorded during the three months ended September 30, 2015 based on the completion of the Company’s state income tax returns and
•	an adjustment to reduce the current state income tax rate to align it with the actual rate in the Company’s filed income returns.

The discrete adjustment was for $1.2 million and resulted from a difference between the apportionment factors between states in the final state income tax returns and the factors used to estimate the 2014 tax provision.

Tax years that remain open for purposes of examination of the Company’s income tax liability due to taxing authorities, include the years ended December 31, 2014, 2013 and 2012. During the three months ended September 30, 2015, the Company received notice from the IRS Joint Committee on Taxation that is has completed its consideration of the audit relating to the loss carryback of realized losses from securities sold during 2012 and applied to 2009. The IRS Joint Committee on Taxation has taken no exception to the conclusion reached by the Internal Revenue Service, the result of which yielded no material change.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for EPS:
Net income	$30,298	$21,341	$77,332	$52,016
Less: Preferred stock dividends	(3)	(3)	(8)	(11)
Income available to common stockholders	$30,295	$21,338	$77,324	$52,005
Denominator for EPS:
Weighted average common shares outstanding	34,911	33,432	34,837	33,607
Plus: Assumed conversion of stock-based compensation (1)	1,063	1,345	1,050	1,440
Assumed conversion of preferred stock	25	35	31	50
Weighted average diluted common shares outstanding	35,999	34,812	35,918	35,097
Basic earnings per common share	$0.87	$0.64	$2.22	$1.55
Diluted earnings per common share	$0.84	$0.61	$2.15	$1.48

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$(1,282)	$(495)	$(787)	$(1,004)	$(388)	$(616)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(11)	(4)	(7)	(501)	(193)	(308)
Net current period other comprehensive income (loss)	$(1,293)	$(499)	$(794)	$(1,505)	$(581)	$(924)

	For the Nine Months Ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$(815)	$(314)	$(501)	$3,446	$1,329	$2,117
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(292)	(113)	(179)	(5,353)	(2,065)	(3,288)
Net current period other comprehensive income (loss)	$(1,107)	$(427)	$(680)	$(1,907)	$(736)	$(1,171)

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement
Comprehensive Income Components	2015	2014	2015	2014	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$11	$501	$292	$5,353	Net realized gains (losses) on investments
	(4)	(193)	(113)	(2,065)	Income taxes
	$7	$308	$179	$3,288	Net of tax

12. Commitments and Contingencies

Litigation

Certain lawsuits have been filed against the Company. These lawsuits generally involve matters related to the claims aspect of the Company’s business.  We contest liability and/or the amount of damages as appropriate in each pending matter.  In accordance with applicable accounting guidance, we establish an accrued liability for legal matters when those matters present loss contingencies which are both probable and estimable.

Legal proceedings are subject to many uncertain factors that generally cannot be predicted with assurance, and we may be exposed to losses in excess of any amounts accrued.  We currently estimate that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a possible loss, are immaterial.  This represents management’s estimate of possible loss with respect to these matters and is based on currently available information.  This estimate of possible loss does not represent our maximum loss exposure. The legal proceedings underlying the estimate will change from time to time and actual results may vary significantly from current estimates.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value including those on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	September 30, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$136,090	$—	$136,090
Corporate bonds	—	128,120	—	128,120
Mortgage-backed and asset-backed securities	—	138,685	—	138,685
Redeemable preferred stock	—	9,870	—	9,870
Other	—	5,004	—	5,004
Equity securities:
Common stock	15,743	—	—	15,743
Mutual funds	30,884	—	—	30,884
Short-term investments (1)	—	60,023	—	60,023
Total assets accounted for at fair value	$46,627	$477,792	$—	$524,419

(1)	Excludes $15.0 million of certificates of deposit not subject to remeasurement

	Fair Value Measurements
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$120,038	$—	$120,038
Corporate bonds	—	119,832	—	119,832
Mortgage-backed and asset-backed securities	—	107,223	—	107,223
Redeemable preferred stock	—	6,856	—	6,856
Equity securities:
Common stock	270	—	—	270
Mutual funds	19,372	—	—	19,372
Short-term investments (1)	—	37,490	—	37,490
Total assets accounted for at fair value	$19,642	$391,439	$—	$411,081

(1)	Excludes $12.5 million of certificates of deposit not subject to remeasurement.

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	September 30, 2015		December 31, 2014
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$16,176	$14,246	$17,280	$14,951
Term loan	$6,758	$6,758	$13,330	$13,330
Promissory note	$1,390	$1,390	$—	$—

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of September 30, 2015.

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

Overview

Universal Insurance Holdings, Inc. (“UIH”), with its wholly-owned subsidiaries, is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through our wholly-owned subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities”, we are principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Our primary product is homeowners insurance and currently we are licensed in 15 states.

We generate revenues primarily from the collection of premiums. Other significant sources of revenue include brokerage commissions collected from reinsurers through our wholly-owned reinsurance intermediary subsidiary, policy fees collected from policyholders by our wholly-owned managing general agency subsidiary and financing fees charged to policyholders who defer premium payments. We also generate income by investing funds that are in excess of those retained for claims-paying obligations and insurance operations. The nature of our business tends to be seasonal reflecting consumer behaviors in connection with the residential real estate market and the Atlantic hurricane season which occurs during the period from June 1 through November 30 each year.  The amount of written premiums tends to increase just prior to the second quarter of our fiscal year and to decrease approaching the fourth quarter.

Our goals are to grow our business, invest in ourselves, increase profitability and return value to our shareholders.  The strategies we have executed such as managing rates, expanding into other states, and lowering our quota share cession rate combined with investments in infrastructure and talent, and operational improvements made to streamline claims and underwriting have all contributed towards an increase in earnings and earnings per share, as well as improvement in our overall financial condition.  See “Results of Operations” below for a discussion of our quarterly and year to date results for September 30, 2015 compared to 2014.

While policy count is one measure of the overall growth of our business, we believe that our strategy of balancing competitive pricing with disciplined underwriting standards, streamlining claims management and expanding the size of our business through superior products and services, will maximize our long-term growth. Our focus on long-term capital strength and growth leads us to be selective in the risks we are willing to accept, which may limit the number of policies written. In contrast, from time to time, some of our competitors lower their premiums to levels below what we believe to be adequate in order to generate and maintain capital and surplus for the protection of our Insurance Entities and our policyholders.

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

As a result of our growth strategy and initiatives, we have seen increases in policy count and insured value in each state in which we operate since March 31, 2014. Our expansion in states outside of Florida is yielding growth in policy count of 35.6% since December 31, 2014 and 45.9% since September 30, 2014.

The following table provides policy count and total insured value for Florida and other states as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	As of September 30, 2015				As of December 31, 2014
State	Count	%	Total Insured Value	%	Count	%	Total Insured Value	%
Florida	545,301	89.1%	$126,373,453	85.2%	506,913	91.1%	$115,248,811	87.9%
Other states	67,052	10.9%	21,882,385	14.8%	49,435	8.9%	15,874,916	12.1%
Grand total	612,353	100.0%	$148,255,838	100.0%	556,348	100.0%	$131,123,727	100.0%

We believe our efforts to ensure rate adequacy have helped to improve underwriting results, leading to our decision to retain a greater share of our profitable business by reducing our quota share cession rate in our 2014-2015 reinsurance program and eliminating the use of quota share reinsurance in our 2015-2016 reinsurance program.

Third-Quarter 2015 Highlights

•	Net earned premiums grew by $51.9 million, or 55.0%, to $146.2 million compared to the third quarter of 2014
•	Total revenues increased by $53.5 million, or 51.7%, to $157.0 million compared to the third quarter of 2014
•	Net income and diluted earnings per common share grew by $9.0 million (42.0%) and $0.23 (37.7%), respectively, compared to the third quarter of 2014
•	In July, the Virginia State Corporation Commission issued a Certificate of Authority to UPCIC approving UPCIC as a licensed insurance entity in Virginia
•	In August, we declared a dividend of $0.12 per share
•	In September, Demotech, Inc., affirmed the Financial Stability Rating® of “A” for the Insurance Entities
•

In September, we announced the authorization of a $10 million share repurchase program and repurchased 100,000 shares through such program during the third quarter of 2015 at an aggregate cost of $2.6 million

•	In September, the State of Alabama Department of Insurance issued a Certificate of Authority to UPCIC approving UPCIC as a licensed insurance entity in Alabama
•	In September, the West Virginia Office of the Insurance Commissioner issued a Certificate of Authority to UPCIC approving UPCIC as a licensed insurance entity in West Virginia

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

UPCIC REINSURANCE PROGRAM

UPCIC’s reinsurance program, which generally runs from June 1 through May 31 of the following year, consists of various forms of catastrophe coverage. Under the 2015-2016 reinsurance program, UPCIC retains a pre-tax liability of $35 million for the first, second, third and fourth catastrophic events under its catastrophe program covering all states with coverage up to $2.123 billion and a pre-tax liability of $10 million under its program in Hawaii through a catastrophe contract which is underlying to the main catastrophe excess of loss program covering all states. UPCIC reduced its quota share percentage to 0% under its 2015-2016 program compared to 30% under its 2014-2015 program thus retaining more risk and premium per policy. UPCIC has mandatory catastrophe coverage through the Florida Hurricane Catastrophe Fund (“FHCF”) plus voluntary catastrophe coverage with private reinsurers. The estimated total net cost of UPCIC’s FHCF and catastrophe related coverage, including reinstatement premium protection coverage is $267.6 million. The largest private participants in UPCIC’s program include Nephila Capital, Everest Re, Renaissance Re, ACE Tempest Re and Lloyd’s of London syndicates.

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

Results of Operations—Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

Net income increased by $9.0 million, or 42.0%, to $30.3 million for the three months ended September 30, 2015, compared to $21.3 million for the three months ended September 30, 2014. Diluted earnings per common share increased by $0.23, or 37.7%, to $0.84 for the three months ended September 30, 2015, compared to $0.61 for the three months ended September 30, 2014, as a result of an increase in net income, partially offset by an increase in weighted average diluted shares outstanding.

The increase in net income of $9.0 million, or 42.0%, for the three months ended September 30, 2015, compared to the same period in 2014 reflects an increase in net earned premiums, net investment income, commissions, policy fees and other revenue, partially offset by decreases in net realized gains on investments, and increases in operating expenses. The reduction in and the ultimate elimination of the cession rate of our quota share reinsurance contracts is a significant factor behind our results. A more detailed discussion of this and other factors follows the table below.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2015, compared to the same period in 2014 (in thousands):

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$222,572	$195,435	$27,137	13.9%
Ceded premiums written	(71,150)	(103,492)	32,342	-31.3%
Net premiums written	151,422	91,943	59,479	64.7%
Change in net unearned premiums	(5,269)	2,345	(7,614)	NM
Premiums earned, net	146,153	94,288	51,865	55.0%
Net investment income (expense)	1,307	644	663	103.0%
Net realized gains (losses) on investments	11	501	(490)	-97.8%
Commission revenue	4,115	3,123	992	31.8%
Policy fees	3,820	3,416	404	11.8%
Other revenue	1,637	1,528	109	7.1%
Total premiums earned and other revenues	157,043	103,500	53,543	51.7%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	53,854	34,181	19,673	57.6%
General and administrative expenses	55,289	32,167	23,122	71.9%
Total operating costs and expenses	109,143	66,348	42,795	64.5%
INCOME BEFORE INCOME TAXES	47,900	37,152	10,748	28.9%
Income tax expense	17,602	15,811	1,791	11.3%
NET INCOME	$30,298	$21,341	$8,957	42.0%
Other comprehensive income (loss), net of taxes	(794)	(924)	130	-14.1%
COMPREHENSIVE INCOME	$29,504	$20,417	$9,087	44.5%

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $146.2 million for the three months ended September 30, 2015, compared to $94.3 million for the three months ended September 30, 2014.  The increase in net earned premiums of $51.9 million, or 55.0%, reflects a decrease in ceded earned premiums of $33.3 million, and an increase in direct earned premiums of $18.5 million. Premiums earned in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time. The decrease in ceded earned premiums is attributable to the elimination of quota share reinsurance. Our reinsurance programs run from June 1 to May 31 of the following year. In June 2015, we eliminated quota share reinsurance. Prior to June 1, 2015, we were ceding premiums at a rate of 30% in our 2014-2015 reinsurance program which is reflected in the results for the three months ended September 30, 2014. The increase in direct earned premiums is due primarily to an increase in the number of policies in force since the first quarter of 2014. As discussed above in “Overview,” we have taken what we consider to be prudent measures to increase policy count, while maintaining rate adequacy, resulting in an increase in the number of policies in force and the amount of direct premiums written.

Net investment income was $1.3 million for the three months ended September 30, 2015, generated primarily from cash and cash equivalents, short-term investments, investment real estate and the investments we held in our portfolio of securities available for sale, compared to $644 thousand for the same three months during 2014. The increase in net investment income is the result of increases in our investments and actions taken to rebalance our portfolio. Invested assets increased 33.2% to $749.6 million at September 30, 2015, from $562.8 million at September 30, 2014. Also management rebalanced the fixed maturities (bonds) investment portfolio by selling lower yielding investments and reinvesting cash and maturities into fixed income investments with longer maturities resulting in an increase in book yield.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the three months ended September 30, 2015, commission revenue was $4.1 million, compared to $3.1 million for the three months ended September 30, 2014.  The increase in commission revenue of $992 thousand, or 31.8%, was the result of overall changes in the structure of the reinsurance programs in effect during the three months ended September 30, 2015, compared to the three months ended September 30, 2014 including the amount of premiums paid for reinsurance and the types of reinsurance contracts used in each program.

Policy fees for the three months ended September 30, 2015, were $3.8 million compared to $3.4 million for the same period in 2014.  The increase of $404 thousand, or 11.8%, was the result of an increase in policy count.

Losses and LAE were $53.9 million for the three months ended September 30, 2015, compared to $34.2 million during the same period in 2014. The increase in net losses and LAE of $19.7 million was driven by the absence of losses and LAE ceded to reinsurers upon the elimination of our quota share reinsurance contracts in June 2015 as discussed above. The net losses and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 36.8% and 36.3% during the three-month period ended September 30, 2015 and 2014, respectively, and were comprised of the following components (in thousands):

	Three months ended September 30, 2015
	Direct	Ceded	Net
Losses and loss adjustment expenses	$53,560	$(294)	$53,854
Premiums earned	$214,802	$68,649	$146,153
Loss & LAE ratios	24.9%	(0.4%)	36.8%

	Three months ended September 30, 2014
	Direct	Ceded	Net
Losses and loss adjustment expenses	$48,341	$14,160	$34,181
Premiums earned	$196,269	$101,981	$94,288
Loss & LAE ratios	24.6%	13.9%	36.3%

Although the gross and net losses and loss adjustment expense ratios are not significantly different for the three months ended September 30, 2015 compared to the same period in 2014, the ratios for both of the periods have improved from historical ratios.  This improvement reflects changes made to expedite claims resulting in a reduction in both losses and loss adjustment expenses.  In addition, our acquisition of Aplin Peer & Associates, has produced increased efficiency while reducing costs associated with third party adjusting services.  The net ratios have also benefitted from lower reinsurance costs relative to growth in premiums.

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the three months ended September 30, 2015, general and administrative expenses were $55.3 million, compared to $32.2 million for the same period in 2014. The majority of the overall increase in general and administrative expenses of $23.1 million, or 71.9%, is due to an increase of $19.4 million in the amortization of net deferred policy acquisition costs resulting mostly from the elimination of quota share reinsurance effective June 1, 2015. We also had an increase of $1.4 million in the amount of stock-based compensation and an increase of $0.9 million in performance bonus accruals.

Income taxes increased by $1.8 million, or 11.3%, primarily as a result of an increase in income before income taxes. The effective tax rate decreased to 36.7% from 42.6% for the three months ended September 30, 2015 and 2014, respectively. See “Item 1 — Note 9 (Income Taxes)” for an explanation of the change in effective tax rate.

Comprehensive income includes net income and other comprehensive income or loss.  The other comprehensive loss for the three months ended September 30, 2015, and the other comprehensive loss for the three months ended September 30, 2014, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Results of Operations—Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

Net income increased by $25.3 million, or 48.7%, to $77.3 million for the nine months ended September 30, 2015, compared to $52.0 million for the nine months ended September 30, 2014. Diluted earnings per common share increased by $0.67, or 45.3%, to $2.15 for the nine months ended September 30, 2015, compared to $1.48 for the nine months ended September 30, 2014, as a result of an increase in net income, partially offset by a modest increase in the weighted average diluted shares outstanding.

The increase in net income of $25.3 million, or 48.7%, for the nine months ended September 30, 2015, compared to the same period in 2014 reflects an increase in net earned premiums, net investment income, and policy fees, partially offset by decreases in commission revenue, net realized gains on investments, and other revenue, and increases in operating expenses. The reduction in and ultimate elimination of the cession rate of our quota share reinsurance contracts is a significant factor behind our results. A more detailed discussion of this and other factors follows the table below.

The following table summarizes changes in each component of our Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2015, compared to the same period in 2014 (in thousands):

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$684,147	$607,361	$76,786	12.6%
Ceded premiums written	(185,578)	(301,624)	116,046	-38.5%
Net premiums written	498,569	305,737	192,832	63.1%
Change in net unearned premiums	(145,168)	(74,280)	(70,888)	95.4%
Premiums earned, net	353,401	231,457	121,944	52.7%
Net investment income (expense)	3,376	1,574	1,802	114.5%
Net realized gains (losses) on investments	292	5,353	(5,061)	-94.5%
Commission revenue	10,757	10,882	(125)	-1.1%
Policy fees	12,003	10,827	1,176	10.9%
Other revenue	4,614	4,701	(87)	-1.9%
Total premiums earned and other revenues	384,443	264,794	119,649	45.2%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	127,148	88,685	38,463	43.4%
General and administrative expenses	130,152	85,431	44,721	52.3%
Total operating costs and expenses	257,300	174,116	83,184	47.8%
INCOME BEFORE INCOME TAXES	127,143	90,678	36,465	40.2%
Income tax expense	49,811	38,662	11,149	28.8%
NET INCOME	$77,332	$52,016	$25,316	48.7%
Other comprehensive income (loss), net of taxes	(680)	(1,171)	491	-41.9%
COMPREHENSIVE INCOME	$76,652	$50,845	$25,807	50.8%

NM - Not meaningful.

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income in the table above.

Net earned premiums were $353.4 million for the nine months ended September 30, 2015, compared to $231.5 million for the nine months ended September 30, 2014.  The increase in net earned premiums of $121.9 million, or 52.7%, reflects a decrease in ceded earned premiums of $84.7 million, and an increase in direct earned premiums of $37.3 million. Premiums earned in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time. The decrease in ceded earned premiums is attributable to the reduction in quota share reinsurance. Our reinsurance programs run from June 1 to May 31 of the following year. In June 2014, we reduced the rate of quota share ceded premiums from 45% in our 2013-2014 reinsurance program to 30% in our 2014-2015 reinsurance program. In June 2015, we eliminated the quota share in our 2015-2016 reinsurance program. The increase in direct earned premiums is due primarily to an increase in the number of policies in force since the first quarter of 2014. As discussed above in “Overview,” we have taken what we consider to be prudent measures to increase policy count, while maintaining rate adequacy, resulting in an increase in the number of policies in force and the amount of direct premiums written.

Net investment income was $3.4 million for the nine months ended September 30, 2015, generated primarily from cash and cash equivalents, short-term investments, investment real estate and the investments we held in our portfolio of securities available for sale, compared to $1.6 million for the same nine months during 2014. The increase in net investment income is the result of increases in our investments and actions taken to rebalance our portfolio. Invested assets increased 33.2% to $749.6 million at September 30, 2015, from $562.8 million at September 30, 2014. Also management rebalanced the fixed maturities (bonds) investment portfolio by selling lower yielding investments and reinvesting cash and maturities into fixed income investments with longer maturities resulting in an increase in book yield.

We sold investment securities available for sale during the nine months ended September 30, 2015, resulting in a net realized gain of $292 thousand compared to a net realized gain of $5.4 million generated from sales of securities during the nine months ended September 30, 2014.

Policy fees for the nine months ended September 30, 2015, were $12.0 million compared to $10.8 million for the same period in 2014.  The increase of $1.2 million, or 10.9%, was the result of an increase in policy count since the first quarter of 2014.

Losses and LAE were $127.1 million for the nine months ended September 30, 2015, compared to $88.7 million during the same period in 2014. The increase in net losses and LAE of $38.5 million was driven by the decrease in the amount of losses and LAE ceded to reinsurers under our quota share reinsurance contracts effective during the periods being compared as discussed above. The net losses and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 36.0% and 38.3% during the nine-month periods ended September 30, 2015 and 2014, respectively, and were comprised of the following components (in thousands):

	Nine Months Ended September 30, 2015
	Direct	Ceded	Net
Losses and loss adjustment expenses	$152,551	$25,403	$127,148
Premiums earned	$616,244	$262,843	$353,401
Loss & LAE ratios	24.8%	9.7%	36.0%

	Nine Months Ended September 30, 2014
	Direct	Ceded	Net
Losses and loss adjustment expenses	$146,033	$57,348	$88,685
Premiums earned	$578,974	$347,517	$231,457
Loss & LAE ratios	25.2%	16.5%	38.3%

The reduction in the net loss and loss adjustment expense ratio to 36.0% for the nine months ended September 30, 2015 from 38.3% for the same period in 2014 is due to operational improvements.  We implemented an improved process to expedite claims resulting in a reduction in both the losses and the loss adjustment expenses.  In addition, our acquisition of assets from Aplin Peer & Associates, Inc., has produced increased efficiency while reducing costs associated with third party adjusting services. The net ratios also benefitted from lower reinsurance costs relative to growth in premiums.

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the nine months ended September 30, 2015, general and administrative expenses were $130.2 million, compared to $85.4 million for the same period in 2014. The majority of the overall increase in general and administrative expenses of $44.7 million, or 52.3%, is due to an increase of $36.2 million in the amortization of net deferred policy acquisition costs resulting mostly from the changes in the rate of ceded premiums from 45% to 30% in our quota share contracts effective June 1, 2014, through May 31, 2015, and the elimination of quota share reinsurance effective June 1, 2015. We also had an increase of $3.8 million in the amount of stock-based compensation and an increase of $3.4 million in performance bonus accruals.

Income taxes increased by $11.1 million, or 28.8%, primarily as a result of an increase in income before income taxes. The effective tax rate decreased to 39.2% from 42.6% for the nine months ended September 30, 2015 and 2014, respectively. See “Item 1 — Note 9 (Income Taxes)” for an explanation of the changes in effective tax rate.

Comprehensive income includes net income and other comprehensive income or loss.  The other comprehensive loss for the nine months ended September 30, 2015, and the other comprehensive loss for the nine months ended September 30, 2014, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Analysis of Financial Condition—As of September 30, 2015 Compared to December 31, 2014

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	September 30,	December 31,
Type of Investment	2015	2014
Fixed maturities	$417,769	$353,949
Equity securities	46,627	19,642
Short-term investments	75,023	49,990
Investment real estate, net	5,820	—
Total	$545,239	$423,581

See Condensed Consolidated Statements of Cash Flows for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of ceded written premiums that will be earned pro-rata in the future. The decrease of $77.3 million to $113.2 million was primarily due to the elimination of quota share reinsurance in our 2015-2016 reinsurance program. See “Item 1 — Note 4 (Reinsurance).”

Reinsurance recoverable represents ceded losses and LAE. The decrease of $19.1 million to $36.1 million was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The decrease of $7.3 million to $166 thousand as of September 30, 2015 was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

Premiums receivable, net, represent amounts due from policyholders. The increase of $5.6 million to $56.6 million was due to both the seasonal pattern of written premiums as described under “Overview” and an increase in direct written premiums during the nine months ended September 30, 2015.

Property and equipment, net, increased by $9.0 million to $26.3 million as of September 30, 2015, primarily from the purchase of real estate, automobiles and building improvements.

Deferred policy acquisition costs, net, represent certain costs incurred in connection with the successful acquisition and renewal of insurance business.  The increase of $37.3 million to $63.0 million was due to the elimination of quota share reinsurance in our 2015-2016 reinsurance program and associated ceding commissions.  See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs, net.

Income taxes recoverable represent amounts due from taxing jurisdictions within one year and arise when tax payments exceed taxable income. Income taxes recoverable of $11.0 million as of September 30, 2015 and $5.7 million as of December 31, 2014, were for federal income taxes.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our unpaid losses and LAE.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $67.9 million to $463.7 million reflects the growth in and seasonality of our business as described under “Overview.”

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies.  The increase of $8.1 million to $26.0 million was due to both the seasonal pattern of written premiums as described under “Overview” and an increase in direct written premiums during the nine months ended September 30, 2015.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $59.4 million to $125.4 million as of September 30, 2015, was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers.

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

The balance of cash and cash equivalents as of September 30, 2015, was $201.8 million compared to $115.4 million at December 31, 2014. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2015, and December 31, 2014. The increase in cash and cash equivalents was driven by cash flows generated from operations in excess of those used for investing and financing activities. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.  The balance of restricted cash and cash equivalents as of September 30, 2015, and December 31, 2014 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As described in our Form 10-K for the year ended December 31, 2014, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program.  The surplus note has a twenty-year term, quarterly payments of principal and accrues interest per the terms of the note agreement.

As discussed in “Item 1 — Note 6 (Long-Term Debt),” UIH entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank in March 2013, which was most recently amended in July 2015. The DB Loan makes available to UIH an unsecured line of credit in an aggregate amount not to exceed $15 million. Draws under the DB Loan have a maturity date of July 31, 2017 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UIH. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. No amounts have been drawn under this unsecured line of credit.

In May 2013, UIH also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. also discussed in “Item 1 — Note 6 (Long-Term Debt).” The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016, or the date that all principal under the Term Loan is prepaid or deemed paid in full. The Term Loan is amortized over the three-year term and UIH may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities.  UIH was in compliance with the covenants of the term loan as of September 30, 2015.  We made principal payments of $6.0 and $7.0 million on the Term Loan in May 2014 and May 2015, respectively. The Term Loan had a carrying amount of $6.8 million as of September 30, 2015.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2015, we had total capital of $307.3 million, comprised of stockholders’ equity of $283.0 million and total long-term debt of $24.3 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 7.9% and 8.6%, respectively, at September 30, 2015. At December 31, 2014, we had total capital of $249.5 million, comprised of stockholders’ equity of $199.9 million, mezzanine equity of $19.0 million and total long-term debt of $30.6 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12.3% and 15.3%, respectively, at December 31, 2014. The debt-to-equity ratio was 14.0% at December 31, 2014, after taking into consideration pro-forma adjustments to equity as described in “Item 1 — Note 7 (Stockholders’ Equity).”  The increase in stockholders’ equity during the nine months ended September 30, 2015, is attributed to net income and the reclassification of mezzanine equity to permanent equity upon the amendment of our agreement with Ananke Catastrophe Investments Ltd as discussed in “Item 1 – Note 7 (Stockholders’ Equity).”   These increases were partially offset by dividends declared and paid and common share repurchases.

At September 30, 2015, UPCIC was in compliance with the terms of the surplus note and total adjusted capital surplus was in excess of regulatory requirements for both UPCIC and APPCIC. At September 30, 2015, UIH was in compliance with all of the covenants under the Term Loan.

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

On August 31, 2015, we declared a cash dividend of $0.12 per share on our outstanding common stock paid on October 8, 2015, to the shareholders of record at the close of business on September 23, 2015.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2015 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$101,059	$50,328	$32,743	$12,329	$5,659
Long-term debt	25,334	8,416	3,584	3,447	9,887
Operating leases	685	239	384	62	—
Employment Agreements (2)	3,702	3,702	—	—	—
Total contractual obligations	$130,780	$62,685	$36,711	$15,838	$15,546

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and making the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2015.

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

In May 2014, the FASB issued updated guidance to clarify the principles for revenue recognition. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts). Although insurance contracts are not within the scope of this updated guidance, the Company’s commission revenue, policy fees, and payment plan fees may be subject to this updated guidance. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is only permitted for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  The Company is in the process of evaluating the effect of adoption.

Related Party Transactions

See “Item 1 — Note 8 (Related Party Transactions)” for information about related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of September 30, 2015, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	September 30, 2015
	Amortized Cost								Fair Value
	2015	2016	2017	2018	2019	Thereafter	Other (1)	Total	Total
Fixed income investments	$55,603	$68,284	$55,284	$71,918	$61,734	$34,349	$145,197	$492,369	$492,792
Weighted average interest rate	0.52%	1.01%	2.16%	1.62%	1.70%	2.50%	2.64%	1.85%	1.85%

	December 31, 2014
	Amortized Cost								Fair Value
	2015	2016	2017	2018	2019	Thereafter	Other (1)	Total	Total
Fixed income investments	$101,406	$58,521	$37,184	$55,985	$33,494	$6,660	$111,691	$404,941	$403,939
Weighted average interest rate	0.77%	1.07%	3.00%	1.69%	1.95%	4.92%	2.39%	1.76%	1.76%

(1)	Comprised of mortgage-backed and asset-backed securities that have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the fixed maturities. The fixed income investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock, mortgage-backed and asset-backed securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity investments in our available for sale portfolio at September 30, 2015 was 2.5 years.

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

The following table provides information about the investments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2015		December 31, 2014
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$15,743	33.8%	$270	1.4%
Mutual funds	30,884	66.2%	19,372	98.6%
Total equity securities	$46,627	100.0%	$19,642	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2015, would have resulted in a decrease of $9.3 million, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2015, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Certain lawsuits have been filed against the Company. These lawsuits generally involve matters related to the claims aspect of the Company’s business.  We contest liability and/or the amount of damages as appropriate in each pending matter.  In accordance with applicable accounting guidance, we establish an accrued liability for legal matters when those matters present loss contingencies which are both probable and estimable.

Legal proceedings are subject to many uncertain factors that generally cannot be predicted with assurance, and we may be exposed to losses in excess of any amounts accrued.  We currently estimate that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a possible loss, are immaterial.  This represents management’s estimate of possible loss with respect to these matters and is based on currently available information.  This estimate of possible loss does not represent our maximum loss exposure. The legal proceedings underlying the estimate will change from time to time and actual results may vary significantly from current estimates.

Item 1A. Risk Factors

In the opinion of management, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary UIH’s repurchases of common stock for the three months ended September 30, 2015 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/15 - 7/31/15	—	$—	—	—
8/1/15 - 8/31/15	—	$—	—	—
9/1/15 - 9/30/15	100,000	$25.84	100,000	251,040
Total	100,000	$25.84	100,000	251,040

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares were calculated using a closing price at September 30, 2015 of $29.54 per share.

In September 2015, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $10 million of its outstanding shares of common stock through December 31, 2016. We repurchased 100,000 shares through such repurchase program through September 30, 2015 at an aggregate cost of $2.6 million.

Item 6. Exhibits

Exhibit No.	Exhibit

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS-XBRL	Instance Document

101.SCH-XBRL	Taxonomy Extension Schema Document

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: October 29, 2015	/s/ Sean P. Downes
Sean P. Downes, President, Chief Executive Officer and Principal Executive Officer

Date: October 29, 2015	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer