Form 10-K
period 2015-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2016-02-24
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2015: $788,970,070.

Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 19, 2016: 35,110,229

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

INTRODUCTION

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the company”) is the largest private personal residential homeowners insurance company in Florida by direct written premium in-force, with a 9.0% market share as of September 30, 2015, according to the most recent data reported by the Florida Office of Insurance Regulation (the “FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally. We currently write personal residential homeowners insurance policies, predominantly in Florida with $817.7 million in direct written premium for the year ended December 31, 2015. We also write homeowners insurance policies in Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Minnesota, North Carolina, Pennsylvania and South Carolina, with $65.7 million in direct written premium in those states for the year ended December 31, 2015. We are also licensed to issue policies in Alabama, Michigan, New Hampshire, Virginia and West Virginia.  Our business outside of Florida represents approximately 16% of our total insured value, or $24,271 million, as of December 31, 2015.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 7,800 licensed independent agents. In writing business, we adhere to a disciplined underwriting approach – writing risks that are priced adequately and meet our underwriting standards – designed to achieve profitable growth as opposed to merely increasing the total number of policies written. We believe we are better positioned and able to expand profitably and service our policyholders within our markets than many of our competitors due to our established internal capabilities; protection afforded us by our reinsurance program; our experienced management team that successfully navigated prior active hurricane seasons, such as 2004 and 2005; our strong surplus and capital base; our success in growing organically in Florida without relying on the assumption of blocks of policies from Citizens Property Insurance Corporation (“Citizens”), the Florida state-sponsored insurer of last resort; and our growing geographic diversification. We also believe that our reinsurance program is structured such that if we were to experience an active hurricane season like the hurricane seasons in 2004 and 2005, we would be able to pay policyholder claims, maintain sufficient surplus to grow profitably and take advantage of the resulting market dislocation that would likely follow. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard markets (periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, more selective underwriting of risks and relatively high premium rates) and soft markets (periods of relatively high levels of price competition, less restrictive underwriting standards and generally low premium rates).

Below is an organization chart that summarizes our corporate structure:

Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC,” and together with UPCIC, the “Insurance Entities”) are our insurance operating subsidiaries. Most of our policies are written by UPCIC. Universal Risk Advisors (“URA”) is our managing general agent and manages our distribution network and negotiates our reinsurance. Universal Inspection Corporation conducts inspections as part of our underwriting process, and Universal Adjusting Corporation (“UAC”) manages our claims processing and adjustment functions. Blue Atlantic Reinsurance Corporation (“BARC”) is our reinsurance intermediary. These service companies are vertically aligned with our Insurance Entities to maintain quality throughout the policy origination and claim settlement process. In addition, our servicing subsidiaries reduce, to us, the costs typically associated with outsourced business functions, enhance our ability to expand geographically due to economies of scale in our operations and allow us to expand our business incrementally and more effectively.

OUR STRATEGY

Increase our Policies in-Force in Florida through Continued Profitable and Organic Growth

We intend to continue profitably growing our business organically in Florida through our established network of approximately 4,500 independent Florida agents, the top 20% of whom originated approximately 70% of our direct written premium for the year ended December 31, 2015, and approximately 1,000 of whom have written business with our company for over a decade. Many of our competitors have experienced growth in recent years primarily as a result of assuming policies from Citizens. Because we perform all of our own marketing and underwriting as part of our organic growth strategy, we believe that we are more deliberate in seeking out profitable business from our independent agent force and selective in the policies we write as compared to Citizens, which generally must provide coverage to policyholders who have been unable to obtain insurance elsewhere. We have not assumed any policies from Citizens or its predecessor, Florida Residential Property and Casualty Joint Underwriting Association, since a single, small transaction in 1998, and have no plans to do so in the future. By contrast, in some cases, our competitors received approval to assume as many as 55,000 to 173,000 policies from Citizens in a single year. As of September 30, 2015, Citizens had approximately 570,000 policies outstanding (down from a peak level of approximately 1.5 million policies in late 2011). We believe that our continuing commitment to organic growth and to servicing our policyholders has created not only a superior premium base but also positive, long-term relationships with our independent agents and policyholders, which will foster our continued growth in and outside of Florida. For the nine months ended September 30, 2015, we issued 133,782 new policies, compared to 171,989 new policies issued by Citizens and 683,380 new policies (in each case, excluding mobile homeowners and farmowners) issued by the remaining top 25 personal and commercial residential homeowners insurers in Florida combined during the same period, according to the most recent data published by the FLOIR.

Increase our Policies in-Force Outside of Florida to Grow Profitably and Diversify Revenue and Risk

We intend to continue our expansion outside of Florida primarily to take advantage of opportunities to write profitable business as well as to diversify our revenue and risk. We are targeting states with underserved homeowners insurance markets where we believe there is price adequacy for our products and where policyholders would benefit from our market knowledge and integrated service model. In new markets, we seek to replicate the successful growth strategy we implemented in Florida, including the careful appointment of new agents that we believe will generate profitable business for our company. We intend to leverage our existing agent network to generate new relationships and business. We will continue in our commitment to careful, profitable business growth through such independent agents, with the intent to grow quickly when the opportunity arises, including following any market dislocation. Our strategy involves taking the time to learn about each new market and its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards.

We also believe further geographic diversification will decrease our relative reinsurance costs as our risk profile changes to include more risks not tied to the Florida hurricane season. We believe that such diversification will produce more earnings stability as we expand to states with different market cycles than Florida and where the risks insured could offset Florida losses during an active hurricane season. We write homeowners policies in Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Minnesota, North Carolina, Pennsylvania and South Carolina, and are also licensed to issue policies in Alabama, Michigan, New Hampshire, Virginia and West Virginia. As of December 31, 2015, policies outside of Florida accounted for 16% of our total insured value, or $24,271 million, an increase from 12.1% as of December 31, 2014.

Optimize our Reinsurance Program as our Risk Profile Changes

We will continue to obtain what we believe to be appropriate reinsurance limits, coverage and terms so that our policyholders and shareholders are adequately protected in the event of an active hurricane season. Significant additional, new capital entering portions of the reinsurance marketplace has provided us with the opportunity to obtain favorable pricing and contract terms. Our dedicated reinsurance team at BARC includes seasoned industry professionals with an average of 24 years of experience, whom we hired from Willis Re almost 10 years ago. BARC differentiates us from our competitors by enabling us to act as our own reinsurance intermediary, developing a bespoke reinsurance program tailored to our needs in both soft and hard reinsurance markets.  This team has developed and enhanced existing strong long term relationships with world leading reinsurance companies it brought to the company 10 years ago providing better efficiency in the manner in which we buy reinsurance annually.  We had in excess of 40 reinsurance partners for the 2015-2016 reinsurance year from companies in the United States, Bermuda, London, Continental Europe and Asia.  BARC works in conjunction with URA in providing these services. We also receive reinsurance intermediary services from Aon Benfield and thereby benefit from its depth of experience and knowledge of market standards. Aon Benfield works closely with our teams at BARC and URA in designing our reinsurance program and allowing us to obtain favorable pricing. Our internal team and Aon Benfield continually evaluate prevailing costs and the level of coverage that we determine is necessary in order to proactively capitalize on favorable market conditions.

We eliminated our quota share reinsurance arrangements effective June 1, 2015; purchased additional excess of loss catastrophe cover; and converted from a two-tower reinsurance program to a single tower reinsurance program covering our nationwide business based on our improving financial condition, our evaluation of market conditions and our changing coverage needs. We believe that restructuring our reinsurance program in this manner and continuously re-evaluating that structure has allowed us to take advantage of attractive reinsurance pricing and terms and to retain profitable business by eliminating our quota share program, while still maintaining reinsurance coverage that we believe is sufficient to protect our policyholders and shareholders.

Continue to Provide High Quality Service through our Vertically Integrated Structure

We are committed to proactively managing our losses, loss adjustment expenses (“LAE”) and claims administration procedures through prudent underwriting and the use of internal claims adjustment services. On March 5, 2015, we acquired Aplin Peer & Associates Inc., an independent claims adjusting firm, to supplement our already sizable claims function, increasing our claims adjusting staff from 121 employees to 175 employees as of January 20, 2016. In recent years, we have significantly expedited our claims processing, including creating a mobile adjuster force that can visit a policyholder within days to settle a claim. In 2015, our average time to close claims decreased by over a week as compared to 2013 and 2014. In addition, despite an increase of 12.3% in our policies in-force in 2015, we have reduced our claims operating expenses by 2.3% as compared to 2014. We have also decreased our average LAE in excess of $300 per claim file since 2014.  Our expedited claims processing improves the policyholder experience and, therefore, our relationship with that policyholder’s agent, which we believe increases the persistency of our policies in-force. Our monthly weighted average policy renewal retention rate has increased from 83.2% in 2013, to 86.8% in 2014 and 88.1% in 2015.

In the future, we will continue to capitalize on our vertically integrated structure by retaining certain fees that we pay to our subsidiary service providers for reinsurance brokerage, adjusting and other services. We currently administer 100% of all claims and outsource

40% of on-site field adjustment assignments, and thereby retain a corresponding portion of fees that would have otherwise been paid to external adjusters. These cost efficiencies will help us better withstand the financial impact of potential catastrophic storms. We also continue to retain select third-party claims adjusters to perform field services for and adjust the remaining portion of our claims in order to maintain our relationships with them, so they can assist us, during periods of high claims volume, in providing high quality and timely service to our policyholders. Accordingly, we believe we are able to reduce expenses during non-catastrophe years while providing a high level of customer service during all years.

OUR COMPETITIVE STRENGTHS

We believe that our success, historical growth and ability to capitalize on our future growth prospects are a result of the following competitive strengths of our business and management team.

Experienced Leadership Team with a Long History in the Florida Personal Residential Insurance Market

In February 2013, we appointed a new leadership team from within our company, comprised of individuals who understood our vision for the future. We have a deep and experienced leadership team with extensive experience in the Florida personal residential insurance market. Our Chairman, President and Chief Executive Officer, Sean P. Downes, has more than 25 years of experience in the insurance industry. Prior to Mr. Downes’ arrival, all of our claims processing was outsourced to third parties. When Mr. Downes joined our company in 1999, he oversaw our claims operations and later oversaw the development of our vertically integrated structure.  Mr. Downes has worked in the Florida insurance industry during all of its most recent active hurricane seasons. In particular, Mr. Downes led the claims team of a multi-line insurance claims adjusting corporation following Hurricane Andrew and served as Chief Operating Officer of UPCIC during the 2004 and 2005 active hurricane seasons. Jon W. Springer, our Chief Operating Officer, has 23 years of experience in the insurance industry, including 9 years leading a team of reinsurance specialists for Willis Re before joining us to implement and oversee our reinsurance program. Prior to becoming our Chief Operating Officer, Mr. Springer was an Executive Vice President of URA and BARC.

We believe this leadership team has led us in a new strategic direction that has realized many benefits for our shareholders and policyholders, evidenced in part by the 71.5% increase in our stockholders’ equity and the 82.9% increase in policyholders’ surplus that we have realized since their tenure began. Further, they are supported by a group of highly qualified individuals with industry expertise and extensive operational history, which enables us to capitalize on our experience of having emerged from the 2004 and 2005 active hurricane seasons in sound financial condition, whereas many of our competitors are new to the market and have not experienced the challenges of an active Florida hurricane season.

Focus on Underwriting Discipline

We seek to consistently generate an underwriting profit on the business we write in hard and soft markets through carefully developed underwriting guidelines informed by our experience in evaluating risks and in handling and processing claims, which enable us to set prices relative to the risk we are assuming. By focusing on appropriately identifying and assessing key risks and exposures in the market, we believe we are able to accurately price eligible risks and generate consistent profits. We assumed only one group of policies from Citizens’ predecessor in 1998 when we first began our operations. Since then, we have grown our business by leveraging our network of approximately 4,500 independent agents in Florida, and by expanding to other geographic areas that present market opportunities. We periodically review the renewal rates and quality of business generated by our independent agents to ensure underwriting profitability and work with agents where we believe improvement is warranted.  As a result of this organic expansion and our vertically integrated structure, all of our operating units possess extensive knowledge of the personal residential homeowners insurance market.

Robust Internal Capabilities

We are vertically integrated with substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement performed internally. Our ability to provide these services ourselves allows us to compress the cycle time of claim resolution in order to promptly pay valid claims and to control claims handling cost. In particular, by performing our own claims adjustment processes, we can better expedite meritorious claims as well as devote attention to potentially suspicious or inflated claims. As a result, we are generally able to begin the adjustment and mitigation process much earlier than if we relied more heavily on third parties, thereby reducing LAE and ultimate loss payouts. Our statutory net loss and LAE ratio for the nine months ended September 30, 2015 was 39.78%, lower than most of our peer companies. We are also able to retain a significant portion of the management and service fees that we and, indirectly, our reinsurers would otherwise pay to third parties for rendering such services. We do, however, intend to continue having a small portion of claims handled by select third parties as we believe that maintaining relationships with third-party service providers will benefit us in the event we need their assistance in handling claims due to a catastrophic event.

Because most of our departments work together, we also believe our model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us. Our monthly weighted average renewal retention rate for 2015 was 88.1%. We believe that when policyholders have high levels of customer satisfaction with our company, we are able to strengthen our reputation and relationships with our independent insurance agent network.

Superior Claims Operations

Over the last decade, we have developed a proprietary claims administration system that allows us to efficiently process nearly all aspects of claims resolution for our policyholders. Our technology system has shortened claims handling and processing times, reduced associated claims resolution costs and has generated positive feedback from our policyholders and independent insurance agents. In addition, we recently launched our Fast Track Initiative, which expedites the claims settlement process to close certain types of claims in as little as 24 hours. The initiative sends select field adjusters to make on-site evaluations, with authorization to make payments to policyholders for certain types of claims. Our internal claims operation allows us to identify any trends or problems that may become apparent as claims are processed such that we can revise and bolster our underwriting guidelines as necessary in order to continue adequately pricing risks. Further, we continue to retain select third-party Florida claims administrators and adjusters as well as one national administrator to perform field services for and adjust a portion of our claims in order to maintain our relationships with them so that they can assist us, during periods of high claims volume, in providing high quality and timely service to our policyholders. We recognize the importance of claims processing and will continue to invest in this functionality.

Strong Independent Agent Distribution Network

We have developed long-term relationships with a network of approximately 7,800 licensed independent insurance agents – with approximately 4,500 in Florida and approximately 3,300 outside of Florida. Of our 4,500 independent Florida agents, approximately 1,000 have written business with us for over a decade. Our relationships with our Florida independent agents are critical to our success in growing our business in the future and are key differentiators when compared with competitors that have relied upon assumptions of policies from Citizens for their growth and, as a result, may not have developed the same degree of loyalty with as large a group of independent agents in Florida. We believe we have been able to build this network due to our reputation, commitment to the Florida market, experience, and integrity in the underwriting process, as well as our consistency in offering our products through hard and soft markets.

Further, the responsiveness of our operating units due to our vertically integrated structure enhances our relationships with our independent agents. By developing and controlling our proprietary technology system, we can rapidly respond to enhancement requests from our independent agents regarding our policy processing system. We undertook a survey of all of our independent agents in August 2015, and over 95.6% of the 770 agents who completed the survey reported being satisfied or more than satisfied with our system’s ease of use in performing functions such as generating quotes, binding policyholders and processing payments. We will continue to leverage our experience in Florida to build relationships with independent agents in other states in order to produce organic business in those states.

MARKET

Florida

According to the U.S. Census Bureau, at June 30, 2015, Florida was the third largest state in terms of population, with approximately 20 million people. The University of Florida Bureau of Economic and Business Research estimates that Florida is expected to reach a population of approximately 26 million people by 2040, an increase of 38% from 2010. Property ownership and development represent key drivers of the Florida economy. Because of its location, Florida is exposed to an increased risk of hurricanes during the entire six months of the Atlantic hurricane season, which spans from June 1 through November 30. While a significant hurricane has not made landfall in Florida since 2005, eight hurricanes in 2004 and 2005, including Hurricanes Charley, Katrina, Rita and Wilma, caused combined estimated nationwide property damage of over $127 billion, a significant portion of which occurred in Florida. As a result, availability of personal residential insurance and claims servicing are vitally important to Florida residents.

The Florida residential insurance market is highly fragmented and dominated by in-state insurance companies, including Citizens. Significant dislocation in the Florida property insurance market began following Hurricane Andrew in 1992 and accelerated following the 2004 and 2005 hurricane seasons. National and regional insurers significantly reduced their share of the market in Florida between 1999 and 2012. As national and regional insurance companies reduced their exposure in Florida, Citizens, which was at the time and remains today, by law, an insurer of last resort, increased efforts to provide affordable residential insurance to those residents unable to obtain coverage in the private market. As a result, Citizens’ policy count grew from roughly 800,000 policies in 2005 to a peak level of approximately 1.5 million policies in late 2011. To reduce Citizens’ risk exposure, beginning in 2010, Florida elected officials encouraged Citizens to focus on reducing the size of its portfolio by returning policies to the private market. Depopulation efforts have been successful, as Citizens’ policy count at September 30, 2015 was approximately 570,000. To be eligible for a Citizens policy, an applicant must either be denied comparable coverage offers from the private insurance market or have received coverage offerings from the private insurance market requiring premium payments that are more than 15% higher than a comparable Citizens policy.

According to data compiled by the FLOIR, Citizens was the largest residential insurer in Florida as of September 30, 2015, with a market share of approximately 9.96% based on total direct premiums written in-force for personal residential insurance (excluding mobile homeowners and farmowners). As of December 31, 2015, less than 1,000 of our 550,800 Florida in-force policies, or 0.2%, were assumed from Citizens’ predecessor, as compared to some of our competitors who received approval from Citizens to assume as many as 55,000 to 173,000 policies in each of 2014 and 2015 alone. We believe we have the opportunity to significantly expand the size of our personal residential homeowners insurance business both inside and outside of Florida by pursuing organic growth and have demonstrated our ability to do so over the past 10 years.

All residential insurance companies that write business in Florida, including us, are required to obtain a form of reinsurance through the Florida Hurricane Catastrophe Fund (the “FHCF”), a state-sponsored entity that provides a layer of reinsurance protection at a price that is typically lower than what would otherwise be available in the general market. The purpose of the FHCF is to protect and advance the state’s interest in maintaining insurance capacity in Florida by providing reimbursements to insurers for a portion of their catastrophe hurricane losses. The FHCF provides limited capacity, which may be adjusted by statute from time to time.

Other States

While we are concentrated in Florida, part of our strategy is to continue our expansion outside of Florida primarily to take advantage of opportunities to write profitable business as well as to diversify our revenue and risk. We are targeting states with underserved homeowners insurance markets where we believe there is price adequacy for our products and where policyholders would benefit from our market knowledge and integrated service model. We write homeowners policies in Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Minnesota, North Carolina, Pennsylvania and South Carolina, and are also licensed to issue policies in Alabama, Michigan, New Hampshire, Virginia and West Virginia. We look to expand to markets that have opportunities for reasoned, profitable growth and that allow us to position ourselves to take advantage of market dislocation opportunities similar to what we capitalized on in Florida following the 2004 and 2005 hurricane seasons.

COMPETITION

The market for personal residential homeowners insurance is highly competitive. In our primary market, Florida, there are approximately 127 licensed insurance companies that write in-force homeowners policies. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.”

The table below shows policy count, direct written premium in-force, total insured value and market share (excluding mobile homeowners and farmowners) for the top 20 personal residential homeowners insurance companies by direct written premium in Florida as of September 30, 2015, which is the most recent date that the information is publicly available. We compete to varying degrees with all of these companies and others, including large national carriers.

	Florida Homeowners Insurance Market - Personal Residential - Ranked by Direct Written Premium In-Force*
	Policies	Percentage	Direct Written	Percentage	Total Insured	Percentage
Company Name	in-Force	Distribution	Premium in-Force	Distribution	Value**	Distribution
Citizens Property Insurance Corporation	493,776	8.8%	$909,998	10.0%	$117,082,643	6.7%
Universal Property & Casualty Insurance Company	544,681	9.8%	817,921	9.0%	122,081,570	7.0%
Heritage Property & Casualty Insurance Company	234,901	4.2%	426,516	4.7%	66,378,535	3.8%
Federated National Insurance Company	231,828	4.1%	416,423	4.6%	93,504,340	5.4%
Homeowners Choice Property & Casualty Insurance Company, Inc.	163,808	2.9%	404,728	4.5%	48,795,348	2.8%
United Property & Casualty Insurance Company	172,142	3.1%	310,188	3.4%	66,710,291	3.8%
Security First Insurance Company	265,132	4.8%	288,618	3.2%	71,633,756	4.1%
United Services Automobile Association	123,922	2.2%	281,569	3.1%	48,242,485	2.8%
People’s Trust Insurance Company	146,128	2.6%	272,212	3.0%	40,829,892	2.3%
Florida Peninsula Insurance Company	119,370	2.1%	267,975	3.0%	43,335,902	2.5%
St. Johns Insurance Company, Inc.	169,266	3.0%	263,100	2.9%	67,313,213	3.9%
Tower Hill Prime Insurance Company	144,782	2.6%	233,453	2.6%	56,552,743	3.2%
American Integrity Insurance Company of Florida	180,179	3.2%	214,272	2.4%	59,419,177	3.4%
First Protective Insurance Company	75,663	1.4%	207,248	2.3%	46,312,045	2.7%
Federal Insurance Company	32,444	0.6%	182,423	2.0%	53,058,899	3.0%
Tower Hill Signature Insurance Company	93,696	1.7%	159,137	1.8%	29,030,853	1.7%
AIG Property Casualty Company	14,177	0.3%	151,703	1.7%	42,923,670	2.5%
Olympus Insurance Company	85,406	1.5%	150,840	1.7%	43,264,560	2.5%
USAA Casualty Insurance Company	57,770	1.0%	138,741	1.5%	17,804,626	1.0%
ASI Preferred Insurance Corp.	115,159	2.1%	137,598	1.5%	35,465,861	2.0%
Total - Top 20 Insurers	3,464,230	62.0%	6,234,663	68.9%	1,169,740,409	67.1%

Total - All Insurers	5,585,980	100.0%	9,061,894	100.0%	1,746,368,362	100.0%
*

The information displayed in the table above is compiled and published by the FLOIR as of September 30, 2015 based on information filings submitted quarterly by all Florida licensed insurance companies and downloaded from FLOIR’s database as of February 17, 2016. Such information is presented for each individual company and is not consolidated or aggregated. State Farm Florida Insurance Company does not report this type of information to the FLOIR.  Dollar values are in thousands, rounded to the nearest thousand.

**	Total insured values are for policies in-force that include wind coverage.

We compete primarily on the basis of the strength of our distribution network, high-quality service to our independent agents and policyholders, our reputation and commitment to the Florida market, claims handling ability, product features tailored to our markets and price. Our successful track record in writing homeowners insurance in catastrophe-exposed areas has enabled us to develop sophisticated risk selection and pricing techniques that endeavor to identify desirable risks and accurately reflect the risk of loss while allowing us to be competitive in our target markets. This risk selection and pricing approach allows us to profitably offer competitive products in areas that have a high demand for property insurance yet are underserved by the national carriers. Each of the Insurance Entities is currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”), a rating agency specializing in evaluating the financial stability of insurers.

PRODUCTS AND DISTRIBUTION

Products

Our focus and our primary product is personal residential insurance, which accounts for the vast majority of business that we write. Our homeowners insurance products provide policyholders with the ability to receive homeowners, renters, condominium, dwelling, fire, other structures, personal property, personal liability and personal articles coverages. In 2015, we wrote an average of 16,110 new policies per month, an increase of 30% as compared to the prior year, and homeowners policies produced direct written premium of $813.9 million. Homeowners policies accounted for 92.1% of our total direct written premium, with the remaining 7.9% comprised of fire and allied lines coverage.

The nature of our business, with respect to both claims and sales, tends to be seasonal over the course of a year, reflecting consumer behaviors in connection with the Florida residential real estate market and the need to be insured before the start of the hurricane season. The amount of written premium tends to increase just prior to the second quarter of our fiscal year and to decrease approaching the fourth quarter. We also face cyclicality resulting from hard and soft market cycles. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our financial condition and operating results and the financial condition and operating results of our Insurance Entities may be adversely affected by the cyclical nature of the property and casualty insurance business.”

The geographical distribution of our policies in-force, in-force premium and total insured value for Florida by county were as follows as of December 31, 2015 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2015
			In-Force		Total Insured
County	Count	%	Premium	%	Value	%
South Florida
Broward	71,106	12.9%	$144,787	17.6%	$18,936,904	14.8%
Palm Beach	66,492	12.1%	120,319	14.6%	17,238,456	13.5%
Miami-Dade	55,546	10.1%	114,595	13.9%	12,304,747	9.6%
South Florida exposure	193,144	35.1%	379,701	46.1%	48,480,107	37.9%

Other significant* Florida counties
Pinellas	37,501	6.8%	44,747	5.4%	6,377,811	5.0%
Lee	28,079	5.1%	29,461	3.6%	4,574,457	3.6%
Collier	21,539	3.9%	29,108	3.5%	3,740,666	2.9%
Hillsborough	23,882	4.3%	32,285	3.9%	5,783,408	4.5%
Polk	19,655	3.6%	26,768	3.3%	5,906,345	4.6%
Escambia	19,784	3.6%	31,643	3.9%	5,571,589	4.4%
Brevard	19,100	3.5%	24,473	3.0%	3,837,039	3.0%
Total other significant* counties	169,540	30.8%	$218,485	26.6%	35,791,315	28.0%

			In-Force		Total Insured
Summary for all of Florida	Count	%	Premium	%	Value	%
South Florida exposure	193,144	35.1%	$379,701	46.1%	48,480,107	37.9%
Total other significant* counties	169,540	30.8%	218,485	26.6%	35,791,315	28.0%
Other Florida counties	188,116	34.1%	223,445	27.3%	43,434,309	34.1%
Total Florida	550,800	100.0%	821,631	100.0%	$127,705,731	100.0%
*	Significant counties defined as in-force premium greater than 2.50% as of December 31, 2015.

The geographical distribution of our policies in-force, in-force premium and total insured value across all states were as follows, as of December 31, 2015, 2014 and 2013 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2015
			In-Force		Total Insured
State	Count	%	Premium	%	Value	%
Florida	550,800	88.2%	$821,631	92.6%	$127,705,731	84.0%
North Carolina	34,084	5.4%	25,411	2.9%	9,981,069	6.6%
Georgia	17,425	2.8%	16,013	1.8%	5,716,851	3.8%
South Carolina	10,479	1.7%	11,744	1.3%	3,135,568	2.1%
Massachusetts	4,720	0.8%	6,455	0.7%	2,790,054	1.8%
Indiana	2,694	0.4%	2,146	0.3%	851,536	0.6%
Hawaii	1,523	0.2%	1,547	0.2%	680,701	0.4%
Maryland	1,278	0.2%	1,026	0.1%	464,081	0.3%
Pennsylvania	1,017	0.2%	738	0.1%	360,991	0.2%
Delaware	396	0.1%	407	0.0%	181,857	0.1%
Minnesota	251	0.0%	277	0.0%	108,337	0.1%
Total	624,667	100.0%	$887,395	100.0%	151,976,776	100.0%

	As of December 31, 2014
			In-Force		Total Insured
State	Count	%	Premium	%	Value	%
Florida	506,913	91.1%	$749,181	94.3%	$115,248,811	87.9%
North Carolina	26,251	4.9%	19,871	2.5%	7,671,188	5.9%
Georgia	10,570	1.9%	9,651	1.2%	3,331,523	2.6%
South Carolina	8,037	1.4%	10,204	1.3%	2,463,221	1.9%
Massachusetts	2,359	0.4%	3,311	0.4%	1,462,206	1.1%
Indiana	—	—	—	—	—	—
Hawaii	1,306	0.2%	1,354	0.2%	586,845	0.4%
Maryland	799	0.1%	670	0.1%	308,312	0.2%
Pennsylvania	—	—	—	—	—	—
Delaware	113	0.0%	112	0.0%	51,622	0.0%
Minnesota	—	—	—	—	—	—
Total	556,348	100.0%	$794,354	100.0%	131,123,728	100.0%

	As of December 31, 2013
			In-Force		Total Insured
State	Count	%	Premium	%	Value	%
Florida	499,949	93.3%	$749,321	95.7%	$110,785,839	90.7%
North Carolina	21,723	4.0%	17,201	2.2%	6,473,414	5.3%
Georgia	5,465	1.0%	4,737	0.6%	1,607,147	1.3%
South Carolina	6,251	1.2%	8,466	1.1%	1,894,527	1.6%
Massachusetts	986	0.2%	1,411	0.2%	632,470	0.5%
Indiana	—	—	—	—	—	—
Hawaii	1,184	0.2%	1,232	0.2%	538,213	0.5%
Maryland	430	0.1%	348	0.0%	159,523	0.1%
Pennsylvania	—	—	—	—	—	—
Delaware	—	—	—	—	—	—
Minnesota	—	—	—	—	—	—
Total	535,988	100.0%	$782,716	100.0%	122,091,133	100.0%

Also see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A—Risk Factors—Risks Relating to Our Business—Because we conduct the substantial majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida” for discussion on geographical diversification.

Product Pricing

The premiums we charge are based on rates specific to individual risks and locations and are generally subject to regulatory review and approval before they are implemented. We periodically submit our rate revisions to regulators as required by law or as we deem necessary or appropriate for our business. The premiums we charge to policyholders are affected by legislative enactments and administrative rules, including state-mandated programs in Florida requiring residential property insurance companies like us to provide premium discounts when policyholders verify that insured properties have certain construction features or windstorm loss reduction features.

The following table shows UPCIC’s most recently approved rate changes in Florida. All percentage increases and decreases are expressed as statewide averages.

	2015 Rate Changes		2014 Rate Changes		2013 Rate Changes
		Percentage Increase		Percentage Increase		Percentage Increase
	Effective Dates	(Decrease)	Effective Dates	(Decrease)	Effective Dates	(Decrease)
Homeowners	April 15, 2015 for new business; May 25, 2015 for renewal business	2.2%	Jan. 1, 2014 for new business; Mar. 9, 2014 for renewal business	(2.4%)	Jan. 18, 2013 for new business; Mar. 9, 2013 for renewal business	14.1%
Fire	April 20, 2015 for new business; June 5, 2015 for renewal business	4.9%	Jan. 10, 2014 for new business; Mar. 3, 2014 for renewal business	8.1%	Jan. 14, 2013 for new business; Mar. 3, 2013 for renewal business	14.5%

For a discussion of our policy acquisition costs and deferred tax assets, see “Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policies and Estimates –Deferred Policy Acquisition Costs/Deferred Ceding Commissions,” “Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations –Results of Operations,” and “Item 8 –Note 12 (Income Taxes).”

Distribution

We market and sell our products solely through our network of approximately 7,800 licensed independent agents, which we continue to build both in Florida and in other states. Of these independent agents, the top 20% accounted for approximately 80% of our direct written premium for the year ended December 31, 2015. Currently we have approximately 4,500 independent agents in Florida and approximately 3,300 independent agents outside of Florida. Our relationships with independent agents and their relationships with their customers are critical to our ability to identify, attract and retain profitable business. See “Item 1A—Risk Factors—Risks Relating to Our Business—Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business.” We have developed our independent agency distribution channel since our inception, and we believe we have built significant credibility and loyalty within the independent agent community in the states in which we operate, particularly Florida. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as submitting claims and underwriting guidelines, either over the phone or through an internet portal. We also engage a third-party market representative to assist in ongoing training and recruitment initiatives in all of the states in which we write business.

A key part of our distribution strategy is to utilize an attractive commission-based compensation plan as an incentive for independent agents to place business with us. We also attempt to provide excellent service to our independent agents and brokers, maintaining a consistent partnership with our independent agents and a consistent presence in our target markets through hard and soft market cycles. Our internal staff and specialists provide support to our independent agents, including use of various technologies to assist with the delivery of service to our policyholders. Our independent agents have access to all policy and payment information through our online, proprietary system. This system allows our independent agents to provide quotes within minutes, and because we control our technology, we are able to quickly respond to agents who need troubleshooting assistance or who offer recommendations for improvement. This system has evolved into a highly valued tool that enables agents to quickly understand the status of a policy and assist their clients with any policy-related questions. We regularly monitor and enhance the system to provide the best point of sale tools possible. Agents are provided dedicated internal contacts should they need assistance, and agencies are proactively contacted on a quarterly basis to solicit feedback.

As a result of the superior service and compensation we provide, we have relatively little turnover among many of our key independent agents. Approximately 1,000, or 13%, of our independent agents have relationships with us that span a decade or more.

Services

We are vertically integrated with substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement performed internally, which allows us to retain a majority of the economics associated with the issuance and administration of our insurance policies in-force. Vertical integration also maintains quality service throughout the policy life cycle. Below is a summary of the services we provide.

Underwriting

All underwriting is performed internally utilizing our state-approved underwriting manuals as the basis of our rate-making and risk assessment.  Our manuals have been developed and enhanced over a number of years based on our deep knowledge of the homeowners insurance industry, and based on an ongoing analysis of our own loss experience.  Initially, all new business must be submitted to us through our proprietary policy processing system and risk criteria which allows our independent agent partners to generate quotes and bind policies subject to compliance with our binding authority guidelines and risk criteria.  Policies that are bound are further reviewed by our underwriting staff for accuracy of data, including reports of on-site inspections.  Our underwriting process is constantly evolving as new and different type of risks and claim types become prevalent.  However, see “Item 1A—Risk Factors—Risks Relating to Our Business—The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.”

Policy Administration

We have developed a proprietary suite of applications that provide underwriting, policy and claim administration services, including billing, policy maintenance, inspections, refunds, commissions and data analysis. Our proprietary rating engine aligns with various state requirements to support our geographic expansion.  This sophisticated policy processing system is solely managed by our employees and enhancements are implemented while adhering to strict internal control requirements to ensure business continuity.

Claims Administration

We closely manage all aspects of the claims process, from processing the initial filing to claim conclusion. When a policyholder contacts us to report a claim, members of our claims department create a claim file and aggregate the appropriate supporting documentation. Claims are then reviewed by our managers and staff adjusters, who assess the extent of the loss, complete on-site investigations when required, and determine the resources needed to adjust each claim. We perform or supervise the adjusting services rendered for our policyholders at all stages of the claims process, which we believe allows us to reduce cost and provide a high level of customer service. We assign a small percentage of field inspections to third-party adjusters in order to maintain relationships that will allow us to continue to provide high quality and timely service following a catastrophe or any other period of unusually high claim volume.

On March 5, 2015, we acquired Aplin Peer & Associates Inc., an independent claims adjusting firm, to supplement our already sizable claims function. We now have 175 claims personnel on staff. In 2015, our average time to close claims has decreased by over a week as compared to 2013 and 2014. Additionally, despite an increase of 12.3% in our policies in-force in 2015, we have reduced claims operating expenses by 2.3% as compared to 2014.

Reinsurance Intermediary

We manage our reinsurance program through our internal reinsurance intermediary, BARC, in conjunction with URA. Almost 10 years ago, we hired a dedicated team of reinsurance specialists from Willis Re, including our Chief Operating Officer, Jon W. Springer, to design a customized reinsurance strategy for us and to develop our in-house analytical capabilities.  Our reinsurance team has an average of 24 years of knowledge and expertise of the reinsurance industry. We have two experienced actuaries and analytics modeling personnel on staff at BARC to assist in evaluating and designing our reinsurance program. Not only do we receive a portion of the fees that otherwise would be paid in commissions to a third-party reinsurance intermediary, we also develop and maintain long-term relationships with our reinsurers. We also utilize Aon Benfield as a third-party reinsurance intermediary as needed, enabling us to capitalize on its market experience and knowledge as well as our internal capabilities. Aon Benfield works closely with our teams at

BARC and URA in designing our reinsurance program to obtain favorable pricing, as well as continually evaluating prevailing costs and the level of coverage we feel we need in order to capitalize on favorable market conditions.

REINSURANCE

Developing and implementing our reinsurance strategy to adequately protect us in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key focus for our leadership team. In recent years, the property and casualty insurance market has experienced a substantial increase in the availability of property catastrophe reinsurance resulting from the increased supply of capital from non-traditional reinsurance providers, including private capital and hedge funds. This increased capital supply, coupled with a lack of recent significant catastrophic activity in Florida and elsewhere around the world, and underwriting improvements, such as Florida’s wind mitigation efforts to strengthen homes subject to wind events, has reduced the cost of property catastrophe reinsurance, directly benefitting significant reinsurance buyers, such as us.

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers. We rely on third-party reinsurers and the FHCF and do not have any captive or affiliated reinsurance arrangements in place. The FLOIR requires us and all insurance companies doing business in Florida to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. Our 2015-2016 reinsurance program meets and provides reinsurance in excess of the FLOIR’s requirements, which are based on, among other things, the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks and a series of stress test catastrophe loss scenarios based on past historical events. As respects the single catastrophic event, the nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within the insurer’s portfolio. Accordingly, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company.

We believe our retention under the reinsurance program is appropriate and structured to protect our policyholders. We test the sufficiency of our reinsurance program by subjecting our personal residential exposures to statistical testing using a third-party hurricane model, RMS RiskLink v15.0 (Build 1625). This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes and other catastrophes with information on property values, construction types and occupancy classes. The model outputs provide information concerning the potential for large losses before they occur so companies can prepare for their financial impact.

UPCIC’s Reinsurance Program

Third-Party Reinsurance

Our annual reinsurance program, which is segmented into layers of coverage, as is industry practice, protects us against excess property catastrophe losses. Our 2015-2016 reinsurance program includes the mandatory coverage required by law to be placed with the FHCF (in which we have elected to participate at 90%, or the highest level), and also includes private reinsurance below, alongside and above the FHCF layer. In placing our 2015-2016 reinsurance program, we obtained multiple years of coverage for a portion of the program. We believe this multi-year arrangement will allow us to capitalize on favorable pricing and contract terms and conditions and allow us to mitigate uncertainty with respect to the price of future reinsurance coverage, our single largest cost. For 2015-2016, we eliminated our quota share reinsurance effective as of June 1, 2015, while obtaining additional excess of loss catastrophe coverage. We believe that this new structure will continue to protect us in years in which a catastrophe may occur, and in non-catastrophe years will decrease our reinsurance costs and increase the amount of premium we retain. These lower costs and higher premium retention will enable us to further increase our stockholders’ equity in order to profitably grow our business.

We have used the model results noted above to stress test the completeness of the program by simulating a recurrence of the 2004 calendar year, in which four large catastrophic hurricanes made landfall in Florida.  This season is considered to be the worst catastrophic year in Florida’s recorded history. Assuming the reoccurrence of the 2004 calendar year events, including the same geographic path of each such hurricane, the modeled estimated net loss to us in 2015, with the reinsurance coverage described herein, would be approximately $84 million (after tax, net of all reinsurance recoveries). We estimate that, based on our portfolio of insured risks as of December 31, 2015, a repeat of the four 2004 calendar year events would have exhausted approximately 18.4% of our property catastrophe reinsurance coverage

UPCIC’s Retention

UPCIC has a net retention of $35 million per catastrophe event for losses incurred up to a first event loss of $2.24 billion. UPCIC purchases a separate underlying cover to further reduce its retention for all losses occurring in Hawaii. With this cover, UPCIC retains only $10 million under its program in Hawaii. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.

First Layer

Immediately above UPCIC’s net retention, we have $55 million of reinsurance coverage from third-party reinsurers for up to four separate catastrophic events, for all states. Specifically, we have purchased reinsurance coverage for the first and third catastrophic events, and each such coverage allows for one reinstatement upon the payment of reinstatement premiums, which would cover the second and fourth catastrophic events. We have purchased reinstatement premium protection to pay the required premium necessary for the initial reinstatement of this coverage for a second catastrophic event.

Second Layer

Above the first layer, for losses exceeding $90 million, we have purchased a second layer of coverage for losses up to $455 million – in other words, for the next $355 million of losses. This coverage has been obtained from multiple contracts as follows:

•	58% of $355 million in excess of $90 million provides coverage on a multi-year basis through May 31, 2018;
•	12% of $355 million in excess of $90 million provides coverage for the 2015-2016 period; and
•	the remaining 30% of $355 million in excess of $90 million is provided by the following:
o	the second and final year of multi-year coverage for 30% of $285 million in excess of $90 million for the 2015-2016 period; and
o	30% of $70 million in excess of $375 million for the 2015-2016 period.

In this layer, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event, we have purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of these coverages. These coverages extend to all states, except with respect to the second year of the $285 million in excess of $90 million coverage, which extends only to Florida.

Third and Fourth Layers

In the third and fourth layers, we have purchased reinsurance for $128 million of coverage in excess of $445 million in losses incurred by us (net of the FHCF layer) and $275 million of coverage in excess of $573 million in losses incurred by us (net of the FHCF layer), respectively. Both layers’ coverage extends to all states.

UPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second, third and fourth reinsurance layers all attach at $90 million. Any layers above the $90 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. This means that, unless losses exhaust the top layer of our coverage, we are exposed to only $35 million in losses, pre-tax, per catastrophe for each of the first four events. In addition to tax benefits that could reduce our ultimate loss, we would expect fees paid to our subsidiary service providers by our Insurance Entities and, indirectly, our reinsurers, would also increase during an active hurricane season, which could also offset claim-related losses we would have to pay on our insurance policies.

FHCF

UPCIC’s third-party reinsurance program supplements the FHCF coverage we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of December 1, 2015, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $1,470.6 million, or $1,323.5 million, in excess of $491.7 million. Coverage purchased from third-party reinsurers, as described above, adjusts to fill in gaps in FHCF coverage. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our Florida portfolio due to a landfalling hurricane.

The third-party reinsurance we purchase for UPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, UPCIC has reinsurance coverage of up to $2,242.1 million for the first event, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $35 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

*Layer cascades to $90M

APPCIC’s Reinsurance Program

Third-Party Reinsurance

APPCIC’s Retention

APPCIC has a net retention of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $41.2 million. This retention amount is gross of any potential tax benefit we would receive in paying such losses.

First Layer

Immediately above APPCIC’s net retention we have $5.5 million of reinsurance coverage from third-party reinsurers.  Specifically, we have purchased reinsurance coverage for the first event, and such coverage allows for one reinstatement upon the payment of reinstatement premiums, which would cover the second and potentially more catastrophic events. We have purchased reinstatement premium protection to pay the required premium necessary for the initial reinstatement of this coverage for a second catastrophic event.

Second and Third Layers

In the second and third layers, we have purchased reinsurance for $2.2 million of coverage in excess of $7.5 million in losses incurred by us (net of the FHCF layer) and $12 million of coverage in excess of $9.7 million in losses incurred by us (net of the FHCF layer), respectively.

APPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second and third reinsurance layers all attach at $2 million. Any layers above the $2 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. This means that, unless losses exhaust the top layer of our coverage, we are only exposed to $2 million in losses, pre-tax, per catastrophe for each of the first two events. In addition to tax benefits that could reduce our ultimate loss, we would expect fees paid to our subsidiary service providers by our Insurance Entities and, indirectly, our reinsurers would also increase during an active hurricane season, which could also offset losses we would have to pay on our insurance policies.

FHCF

APPCIC’s third-party reinsurance program is used to supplement the FHCF reinsurance we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of December 1, 2015, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $21.7 million, or $19.53 million, in excess of $6.9 million. Factoring in our estimated coverage under the FHCF, we purchase coverage alongside our FHCF coverage from third-party reinsurers as described above, which adjusts to fill in gaps in FHCF coverage. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our portfolio impacted by a landfalling hurricane.

Multiple Line Excess of Loss

The third-party reinsurance we purchase for APPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, APPCIC has reinsurance coverage of up to $41.7 million, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $2 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

*Layer cascades to $2M

Multiple Line Excess of Loss

APPCIC also purchases extensive multiple line excess per risk reinsurance with various reinsurers due to the high valued risks it insures.  Under this multiple line excess per risk contract, APPCIC has coverage of $8.5 million in excess of $0.5 million ultimate net loss for each risk and each property loss, and $1 million in excess of $0.3 million for each casualty loss. A $19.5 million aggregate limit applies to the term of the contract for property related losses and a $2.0 million aggregate limit applies to the term of the contract for casualty-related losses.  This contract also contains a profit sharing feature available to APPCIC if the contract meets specific performance measures.

INVESTMENTS

We conduct investment activities through each of the Insurance Entities and UVE. We have retained third-party investment advisers to advise us and manage our securities portfolio, other than cash-based equivalents. Our Board’s Investment Committee oversees these advisers and reports overall investment results to our Board of Directors, at least on a quarterly basis.

The investment activities of the Insurance Entities are subject to regulation and supervision by the FLOIR. See “—Government Regulation and Initiatives.” The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities accordingly limit the amount of investments in, among other things, non-investment grade fixed maturity securities (including high-yield bonds) and the amount of total investments in preferred stock and common stock. While we seek to appropriately limit the size and scope of investments in our portfolio, UVE is not similarly restricted by Florida law. Therefore, the investments made by UVE may significantly differ from those made by the Insurance Entities. We do not purchase securities on margin.

The primary objectives of our investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. Our investment portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income. We focus on relatively short-term investments, with approximately 12.97% of the fair value of our portfolio with contractual maturities due in one year or less, and another 50.19% due after one year but before five years.

See “Item 8—Note 3 (Investments)” and “Item 1A—Risk Factors—Risks Relating to Investments” for more information about our investments.

LIABILITY FOR UNPAID LOSSES AND LAE

We generally use the terms “loss” or “losses” to refer to both loss and LAE. We establish reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. In many cases, several years may elapse between the occurrence of an insured loss and our payment of a liability claim. Liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to the Insurance Entities and the final settlement than do property claims. Liability claims often involve third parties filing suit and ensuing litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time with the vast majority of these claims resulting in an adjustment without litigation. Accordingly, at any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration cost of our insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from these estimates. See “Item 1A—Risk Factors—Risks Relating to Our Business—Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition.” We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments are necessary.

When a claim involving a probable loss is reported, we establish a liability for the estimated amount of our ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions. All newly reported claims begin with an initial average liability. That claim is then evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim. In addition, management aggregates liabilities to provide for losses incurred but not reported (“IBNR”). We utilize independent actuaries to help establish liabilities for unpaid losses and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes. As discussed above, we maintain an in-house claims staff that monitors and directs all aspects of our claims process, and oversees claims processed by third parties.

The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. See “Item 1A—Risk Factors—Risks Relating to Our Business—Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition.”

Government Regulation and Initiatives

We are subject to extensive regulation in the markets we serve, primarily at the state level, and will be subject to the regulations of any other states in which we seek to conduct business in the future. These regulations cover all aspects of our business and are generally designed to protect the interests of policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business.

Financial Reporting

The Insurance Entities prepare and file with various insurance regulatory authorities quarterly and annual audited financial statements in accordance with requirements established by the National Association of Insurance Commissioners (“NAIC”) and adopted by administrative rules in Florida as the Insurance Entities’ domiciliary state. The Insurance Entities’ financial statements are prepared in accordance with statutory accounting principles, which differ from United States generally accepted accounting principles.

Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic financial examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states. In general, insurance regulatory authorities defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities in any state in which we operate may conduct examinations at their discretion. Under Florida law, these examinations generally occur every five years, although the FLOIR may conduct limited or full scope reviews more frequently. The financial examination reports are available to the public at the conclusion of the examination process. In addition, state insurance regulatory authorities may make inquiries, conduct investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. These inquiries or examinations may address, among other things, the form and content of disclosures to consumers, advertising, sales practices, claims practices and complaint handling. The reports arising from insurance authorities’ examination processes typically are available to the public at the conclusion of the examinations.

NAIC

The NAIC is an organization whose mandate is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC also provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, model insurance laws and regulations are only effective when adopted by the states, and statutory accounting and reporting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of the Insurance Entities. We cannot predict what additional compliance costs these pending model laws or regulations may impose if adopted by Florida or other states in the future.

Insurance Holding Company Laws

UVE, as the ultimate parent company of the Insurance Entities, is subject to the insurance holding company laws of the State of Florida. These laws, among other things, (i) require us to file periodic information with the FLOIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the Insurance Entities for services such as policy administration and claims administration, and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval.

The Florida Insurance Code prohibits any person from acquiring control of the Insurance Entities or their holding companies unless that person has filed a notification with specified information with the FLOIR and has obtained the FLOIR’s prior approval. Under the Florida Insurance Code, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Some U.S. state insurance laws require prior notification to state insurance regulators of an acquisition of control of a non-domiciliary insurance company doing business in that state. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of UVE (in particular through an unsolicited transaction), even if the shareholders of UVE might consider such transaction to be desirable. See “Item 1A—Risk Factors—Risks Relating to the Insurance Industry—We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.”

Insurance holding company regulations also govern the amount any affiliate of the holding company may charge insurance affiliates for services (e.g., claims adjustment, administration, management fees and commissions). Further, insurance holding company regulations may also require prior approval of insurance regulators for amendments to or terminations of certain affiliate agreements.

Capital Requirements

State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company, and set requirements regarding the ongoing amount and composition of capital. State regulators also require the deposit of state deposits in each state. See “Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the NAIC to monitor and regulate the solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2015, the Insurance Entities’ RBC ratios exceed applicable statutory requirements.  See “Item 1A—Risk Factors—

Risks Relating to the Insurance Industry—The amount of statutory capital and surplus that each of the Insurance Entities has and the amount of statutory capital and surplus it must hold can vary and are sensitive to a number of factors outside our control, including market conditions and the regulatory environment and rules.”

Restrictions on Dividends and Distributions

As a holding company with no significant business operations of its own, UVE relies on payments from its subsidiaries as its principal sources of cash to pay dividends and meet its obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. However, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the Insurance Entities for services. See “Item 1A—Risk Factors—Risks Relating to the Insurance Industry—We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.” Dividends paid to our shareholders in 2015 were paid from the earnings of UVE and its non-insurance subsidiaries and not from the capital and surplus of the Insurance Entities. State insurance laws govern the payment of dividends by insurance companies. The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to UVE without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2015 and 2014, the Insurance Entities did not pay dividends to UVE.

Underwriting and Marketing Restrictions

During the past several years, various regulatory and legislative bodies in Florida and in other states have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations (i) restrict certain policy non-renewals or cancellations and require advance notice on certain policy non-renewals and (ii) from a practical standpoint, limit rate increases or decrease rates permitted to be charged.

Most states, including Florida, also have insurance laws requiring that rate schedules and other information be filed with the insurance regulatory authority. The insurance regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered and size of risk.

Most states, including Florida, require licensure or insurance regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The insurance regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval for an insurer to write new lines of business.

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

Statutory Insurance Organizations

Many states in which the Insurance Entities operate have statutorily-mandated insurance organizations or other insurance mechanisms in which the Insurance Entities are required to participate or to potentially pay assessments. Each state has insurance guaranty association laws providing for the payment of policyholders’ claims when insurance companies doing business in that state become impaired or insolvent. These guaranty associations typically are funded by assessments on insurance companies transacting business in the respective states. When the Insurance Entities are subject to assessments they generally must remit the assessed amounts to the guaranty associations. The Insurance Entities subsequently seek to recover the assessed amounts through recoupments from policyholders. In the event the Insurance Entities are not able to fully recoup the amounts of those assessments, such unrecovered amounts can be credited against future assessments, or the remaining receivable may be written off. While we cannot predict the amount or timing of future guaranty association assessments, we believe that any such assessments will not have a material effect on our financial position or results of operations. See “Item 1A—Risk Factors—Risks Relating to the Insurance Industry—Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability.”

Several states, including Florida, have insurance mechanisms that provide insurance to consumers who are not otherwise able to obtain coverage in the private insurance market. The largest such insurance mechanism is Citizens. The degree to which these state-authorized insurance mechanisms compete with private insurers such as the Insurance Entities varies over time depending on market and public policy considerations beyond our control. In addition, these insurance mechanisms often rely on assessments of insurers to cover any operating shortfalls. Also, most property and casualty insurers operating in Florida, including the Insurance Entities, are subject to assessment if the FHCF lacks sufficient claims-paying resources to meet its reimbursement obligations to insurers. FHCF assessments are added to policyholders’ premiums and are collected and remitted by the Insurance Entities.

EMPLOYEES

As of February 19, 2016, we had 392 full-time employees. None of our employees are represented by a labor union.

AVAILABLE INFORMATION

Our internet address is http://www.universalinsuranceholdings.com, and our telephone number is (954) 958-1200. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains our SEC filings at http://www.sec.gov.

ITEM 1A.RISK FACTORS

We are subject to a variety of risks, the most significant of which are described below. Our business, results of operations and financial condition could be materially and adversely affected by any of these risks or additional risks.

Risks Relating to OUR Business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events.

Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next, and historical results of operations may not be indicative of future results of operations. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. Catastrophes can be caused by various natural and man-made disasters, including hurricanes, wildfires, tornadoes, tropical storms, sinkholes, windstorms, hailstorms, explosions, earthquakes and acts of terrorism. Because of our concentration in Florida, and in particular in Broward, Palm Beach and Miami-Dade counties, we are exposed to hurricanes and windstorms, and other catastrophes affecting Florida. We may incur catastrophe losses in excess of: those experienced in prior years; those estimated by a catastrophe model we use; the average expected level used in pricing; and our current reinsurance coverage limits. We are also subject to claims arising from weather events such as rain, hail and high winds. The nature and level of catastrophes and the incidence and severity of weather conditions in any period cannot be predicted and could be material to our operations.

The loss estimates developed by the models we use are dependent upon assumptions or scenarios incorporated by a third-party developer and by us. However, if these assumptions or scenarios do not reflect the characteristics of future catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we could have exposure for losses not covered by our reinsurance program, which could adversely affect our financial condition, profitability and results of operations. Further, although we use widely recognized and commercially available models to estimate hurricane loss exposure, other models exist that might produce higher or lower loss estimates. See “—The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.” Despite our catastrophe management programs, we retain significant exposure to catastrophic events. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses and have a negative impact on our net income and business. Catastrophes may also negatively affect our ability to write new or renewal business. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.

Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition.

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Recorded claim reserves in the property and casualty business are based on our best estimates of what the ultimate settlement and administration of claims will cost, both reported and IBNR. These estimates, which generally involve actuarial projections, are based on management’s assessment of known facts and circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered, which include but are not limited to changes in the law, court decisions, changes to regulatory requirements and economic conditions. Many of these factors are not quantifiable.

Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. We continually refine reserve estimates as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of periods in which such estimates are changed. Because setting reserves is inherently uncertain, the ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.

Our success depends in part on our ability to accurately price the risks we underwrite.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, reinsurance costs and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to price our products accurately is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data;
•	regulatory delays in approving filed rate changes or our failure to gain regulatory approval;
•	the uncertainties that inherently characterize estimates and assumptions;
•	changes in legal standards, claim resolution practices and restoration costs; and
•	legislatively imposed consumer initiatives.

In addition, we could underprice risks, which would negatively affect our profit margins and result in significant underwriting losses. We could also overprice risks, which could reduce the number of policies we write and our competitiveness. In either event, our profitability could be materially and adversely affected.

Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition.

Changes in the severity or frequency of claims may affect our profitability. Changes in homeowners claim severity can be driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes, market conditions and prevailing attitudes towards insurers and the claims process. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can also arise from unexpected events that are inherently difficult to predict. A significant long-term increase in claim frequency could have an adverse effect on our operating results and financial condition. Further, the level of claim frequency we experience may vary from period to period and may not be sustainable over the longer term. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure, such as:

•	engaging in rigorous underwriting;
•	carefully evaluating terms and conditions of our policies and binding guidelines; and
•	ceding risk to reinsurers.

However, there are inherent limitations in all of these strategies, and no assurance can be given that an event or series of events will not result in loss levels in excess of our probable maximum loss models, or that our non-catastrophe modeling is accurate, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition or results of operations.

Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business.

We currently market our policies to a broad range of prospective policyholders through approximately 4,500 independent insurance agents in Florida as well as approximately 3,300 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’

requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. These insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide, or may be more attractive to the agents than we are. We cannot provide assurance that we will retain our current relationships, or be able to establish new relationships, with independent agents. The loss of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or write new or renewal insurance policies, which could materially adversely affect our business, financial condition and results of operations.

The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.

Along with other insurers in the industry, we use models developed by third-party vendors in assessing our exposure to catastrophe losses, and these models assume various conditions and probability scenarios, most of which are not known to us or are not within our control. However, these models may not accurately predict future losses or accurately measure losses incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about various catastrophes and detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations are significant variations in estimates between models and modelers and material increases and decreases in model results due to changes and refinements of the underlying data elements and assumptions. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge for labor and materials or loss settlement expenses, all of which are subject to wide variation by catastrophe.

Reinsurance may be unavailable in the future at current levels and prices, which may limit our ability to write new business or to adequately mitigate our exposure to loss.

Our reinsurance program is designed to mitigate our exposure to catastrophes. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. In addition, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for our cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year or that we will be able to adjust our premiums. The Insurance Entities are responsible for losses related to catastrophic events with incurred losses in excess of coverage provided by our reinsurance program and the FHCF, and for losses that otherwise are not covered by the reinsurance program. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, seek rate adjustments at levels that might not be approved or might adversely affect policy retention, or develop or seek other alternatives, which could have an adverse effect on our profitability and results of operations.

Reinsurance subjects us to the credit risk of our reinsurers, which could have a material adverse effect on our operating results and financial condition.

Reinsurance does not legally discharge us from our primary liability for the full amount of the risk we insure, although it does make the reinsurer liable to us in the event of a claim. As such, we are subject to credit risk with respect to our reinsurers. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including our reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract; whether insured losses meet the qualifying conditions under our reinsurance contracts for covered events such as windstorms, vandalism, brush fires, earthquakes and riots or are excluded explicitly for events such as a terrorism event; and changes in market conditions. Further, if a reinsurer fails to pay an amount due to us within 90 days of such amount coming due, we are required by certain accounting rules to account for a portion of this unpaid amount as an unadmitted asset, which could negatively impact our surplus. Our inability to collect a material recovery from a reinsurer, or to collect such recovery in a timely fashion, could have a material adverse effect on our operating results, financial condition, liquidity and surplus.

Our financial condition and operating results and the financial condition and operating results of our Insurance Entities may be adversely affected by the cyclical nature of the property and casualty insurance business.

The property and casualty insurance market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. As premium levels increase and competitors perceive an increased opportunity for profitability, there may be new entrants to the market, which could then lead to increased competition, a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks. This could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers, including changes resulting from multiple and/or catastrophic hurricanes, may affect the cycles of the property and casualty insurance business significantly. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk written. If we cannot write insurance at appropriate rates, our business would be materially and adversely affected. We cannot predict whether market conditions will improve, remain constant or deteriorate. An extended period of negative market conditions could have a material adverse effect on our business, financial condition and results of operations.

Because we conduct the substantial majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida.

Though we are licensed to transact insurance business in Alabama, Delaware, Florida, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, North Carolina, Pennsylvania, South Carolina, Virginia and West Virginia, we write a substantial majority of our premium in Florida. Therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida disproportionately affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified throughout the United States. Further, a single catastrophic event, or a series of such events, specifically affecting Florida, particularly more densely populated areas of the state, could have a disproportionately adverse impact on our business, financial condition and results of operations. This is particularly true in certain Florida counties where we write a high concentration of policies, which mirrors the distribution and concentration of the population in Florida. We currently have a large concentration of in-force policies written in the coastal counties of Broward, Palm Beach and Miami-Dade such that a catastrophic event, or series of catastrophic events, in these counties could have a significant impact on our business, financial condition and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

Although the incidence and severity of weather conditions are largely unpredictable, the frequency and severity of property claims generally increase when severe weather conditions occur. Longer-term weather trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. The science regarding climate change is still emerging and developing. However, to the extent the frequency or severity of weather events is exacerbated due to climate change, we may experience increases in catastrophe losses in both coastal and non-coastal areas. This may cause an increase in claims-related and/or reinsurance costs or may negatively affect our ability to provide homeowners insurance to our policyholders in the future. Governmental entities may also respond to climate change by enacting laws and regulations that may adversely affect our cost of providing homeowners insurance in the future.

We have entered and in the future may enter new markets, but there can be no assurance that our diversification and growth strategy will be effective.

We seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in this diversification even after investing significant time and resources to develop and market products and services in additional states. Initial timetables for expansion may not be achieved, and price and profitability targets may not be feasible. Because our business and experience is based substantially on the Florida insurance market, we may not understand all of the risks associated with entering into an unfamiliar market. For example, the occurrence of significant winter storms in certain states we have expanded into may limit the effectiveness of our revenue and risk diversification strategy by decreasing revenue we expected to receive during the non-Florida hurricane season or increasing our overall risk in ways we had not anticipated when entering those markets. This inexperience could affect our ability to price risk adequately and develop effective underwriting standards. External factors, such as compliance with state regulations, obtaining new licenses, competitive alternatives and shifting customer preferences, may affect the successful implementation of our geographic growth strategy. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in expanding into any one state or combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations and financial condition.

Loss of key executives or our inability to otherwise attract and retain talent could affect our operations.

Our future operations will depend in large part on the efforts of our Chairman, President and Chief Executive Officer, Sean P. Downes, and of our Chief Operating Officer, Jon W. Springer, both of whom have served in executive roles at UVE or its affiliates for many years. The loss of the services provided by Mr. Downes or Mr. Springer could have a material adverse effect on our financial condition and results of operations. Further, our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistent with our business goals.

We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.

Our business is highly dependent on the ability to engage on a daily basis in a large number of insurance underwriting, claims processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only a reasonable guarantee that the control system’s objectives will be met. Our failure to comply with these guidelines, policies or standards could lead to financial loss, unanticipated risk exposure, regulatory sanctions or penalties, civil or administrative litigation, or damage to our reputation.

The failure of our claims department to effectively manage claims could adversely affect our insurance business, financial results and capital requirements.

We rely primarily on our claims department to facilitate and oversee the claims adjustment process for our policyholders. Many factors could affect the ability of our claims department to effectively manage claims by our policyholders, including:

•	the accuracy of our adjusters as they make their assessments and submit their estimates of damages;
•	the training, background and experience of our claims representatives;
•	the ability of our claims department to ensure consistent claims handling;
•	the ability of our claims department to translate the information provided by adjusters into acceptable claims resolutions; and
•	the ability of our claims department to maintain and update its claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting.

Any failure to effectively manage the claims adjustment process, including failure to pay claims accurately and failure to oversee third-party claims adjusters, could lead to material litigation, regulatory penalties or sanctions, undermine our reputation in the marketplace and with our network of independent agents, impair our corporate image and negatively affect our financial results.

Litigation or regulatory actions could have a material adverse impact on us.

From time to time, we are subject to civil or administrative actions and litigation. Civil litigation frequently results when we do not pay insurance claims in the amounts or at the times demanded by policyholders or their representatives. We also may be subject to litigation or administrative actions arising from the conduct of our business and the regulatory authority of state insurance departments. Further, we are subject to other types of litigation inherent in operating our businesses, employing personnel, contracting with vendors and otherwise carrying out our affairs. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may arise, including judicial expansion of policy coverage and the impact of new theories of liability, plaintiffs targeting property and casualty insurers in purported class-action litigation relating to claims-handling and other practices, and adverse changes in loss cost trends, including inflationary pressures in home repair costs. Multiparty or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. Current and future litigation or regulatory matters may negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with agents and customers or making it more difficult to retain current customers and to recruit and retain employees or agents.

Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.

The property and casualty insurance industry is highly competitive. We compete with companies including large national carriers that have greater capital resources and longer operating histories, regional carriers and managing general agencies, and newly formed and less-capitalized companies that might have more aggressive underwriting or pricing strategies. Many of these entities may also be affiliated with other entities that have greater financial and other resources than we have. Competitors may attempt to increase market share by lowering rates. In that case, we would experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Because of the competitive nature of the insurance industry, including competition for producers such as independent agents, there can be no assurance that we will continue to develop and maintain productive relationships with independent agents, effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition.

A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Financial Stability Ratings® are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; a change in the perceived adequacy of an insurer’s reinsurance program; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be within an insurer’s control. Demotech has assigned a Financial Stability Rating® of A for each Insurance Entity. Because these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in or withdrawal of these ratings, or a decision by Demotech to require us to make a capital infusion into the Insurance Entities to maintain their ratings, may adversely affect our liquidity, operating results and financial condition. In addition, our failure to maintain a financial strength rating acceptable in the secondary mortgage market would adversely affect our ability to write new and renewal business. Financial Stability Ratings® are primarily directed towards policyholders of the Insurance Entities, and are not evaluations directed toward the protection of our shareholders, and are not recommendations to buy, sell or hold securities.

Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation.

Our business, including our customer service, marketing, sales activities, customer relationship management and financial statement production, depends significantly on the effective operation of our information systems, as we retain confidential and proprietary information on them. Our business and operations rely on secure and efficient processing, storage and transmission of customer and company data, including personally identifiable information. Our ability to effectively operate our business depends on our ability, and the ability of certain third-party vendors and business partners, to access our computer systems to perform necessary business functions, such as providing quotes and product pricing, billing and processing premiums, administering claims and reporting our financial results.

We retain confidential information on our computer systems, including customer information and proprietary business information belonging to us and our policyholders. Our business and operations depend upon our ability to safeguard this personally identifiable information. Our systems may be vulnerable to unauthorized access and hackers, computer viruses and other scenarios in which our data may be compromised.

Cyber attacks involving these systems, or those of our third-party vendors, could be carried out remotely and from multiple sources and could interrupt, damage or otherwise adversely affect the operations of these critical systems. Our information systems have been, and likely will continue to be, subject to computer viruses, other malicious codes or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyber attacks or security breaches. Any such event could compromise our confidential information as well as that of our customers and third parties with whom we interact, impede or interrupt business operations and may result in other negative consequences, including loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, any data security breach of our independent agents or third-party vendors, or any prolonged denial of service on our website, could harm our business and reputation.

Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we write could have a material adverse effect on our financial condition or our results of operations.

Many of the policies we issue include exclusions or other conditions that define and limit coverage, which exclusions and conditions are designed to manage our exposure to certain types of risks and expanding theories of legal liability. In addition, our policies and applicable law limit the period during which a policyholder may bring a claim under the policy. It is possible that a court or regulatory authority could nullify or void an exclusion or limitation or interpret existing coverages more broadly than we anticipate, or that legislation could be enacted modifying or barring the use of these exclusions or limitations. This could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that are affected by the change. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

Risks Relating to Investments

We are subject to market risk, which may adversely affect investment income.

Our primary market risk exposures are changes in equity prices and interest rates. A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new interest bearing investments that may yield less than our portfolio’s average rate of return. A decline in market interest rates could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could also have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed maturity securities that comprise a large portion of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause realized losses on securities.

Our overall financial performance is dependent in part on the returns on our investment portfolio, which may have a material adverse effect on our financial condition or results of operations or cause such results to be volatile.

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

Risks Relating to the Insurance Industry

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.

The laws and regulations affecting the insurance industry are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and achieve or improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, and not shareholders. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

The Insurance Entities are highly regulated by state insurance authorities in Florida, the state in which each is domiciled, and UPCIC is also regulated by state insurance authorities in the other states in which it conducts business. Such regulations, among other things, require that certain transactions between the Insurance Entities and their affiliates must be fair and reasonable and require prior notice and non-disapproval by the applicable state insurance authority. State regulations also limit the amount of dividends and other payments that can be made by the Insurance Entities without prior regulatory approval and impose restrictions on the amount and type of investments the Insurance Entities may have. Other state regulations require insurance companies to file insurance premium rate schedules and policy forms for review and approval, restrict our ability to cancel or non-renew policies and determine the accounting standards we use in preparation of our financial statements. These regulations also affect many other aspects of the Insurance Entities’

businesses. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. If the Insurance Entities fail to comply with applicable regulatory requirements, the regulatory agencies can revoke or suspend the Insurance Entities’ licenses, withhold or withdraw required approvals, require corrective action, impose operating limitations, impose penalties or pursue other remedies available under applicable laws and regulations.

State insurance regulations also frequently impose notice or approval requirements for the acquisition of specified levels of ownership in the insurance company or insurance holding company. For example, Florida law requires that a person may not, individually or in conjunction with any affiliated person of such person, acquire directly or indirectly, conclude a tender offer or exchange offer for, enter into any agreement to exchange securities for, or otherwise finally acquire 10% or more of the outstanding voting securities of a Florida domiciled stock insurer or of a controlling company, unless it is in compliance with certain notice and approval requirements. Such restriction may inhibit our ability to grow our business or achieve our business objectives.

Further, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

State legislatures and insurance regulators regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can be made for the benefit of the consumer, or for other reasons, at the expense of insurers, and thus could have an adverse effect on our financial condition and results of operations.

Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including employee benefits regulation, age, sex and disability-based discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) created the Federal Insurance Office within the U.S. Department of the Treasury headed by a Director appointed by the Treasury Secretary. The Federal Insurance Office is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role. Nonetheless, these activities could ultimately lead to changes in the regulation of insurers and reinsurers in the United States, including insurance group holding companies. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement.

In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

UVE is a holding company and, consequently, its cash flow is dependent on dividends and other permissible payments from its subsidiaries.

UVE is a holding company that conducts no insurance operations of its own. All operations are conducted by the Insurance Entities and by other operating subsidiaries that support the business of the Insurance Entities. As a holding company, UVE’s sources of cash flow consist primarily of dividends and other permissible payments from its subsidiaries. The ability of our non-insurance company subsidiaries to pay dividends may be adversely affected by reductions in the premiums or number of policies written by the Insurance Entities, by changes in the terms of the parties’ contracts, or by changes in the regulation of insurance holding company systems. UVE depends on such payments for general corporate purposes, for its capital management activities and for payment of any dividends to its common shareholders. The ability of the Insurance Entities to make such payments is limited by applicable law, as set forth in “Item 1—Business—Government Regulation and Initiatives—Restrictions on Dividends and Distributions.” For more details on our cash flows, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability.

From time to time, public policy preferences and perceptions affect the insurance market, including insurers’ efforts to effectively maintain rates that allow us to reach targeted levels of profitability. Despite efforts to address rate needs and other operational issues analytically, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, can act in ways that impede a satisfactory correlation between rates and risk. Such acts may affect our ability to obtain approval for rate changes that may be required to attain rate adequacy along with targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk may be dependent upon the ability to adjust rates for our cost.

Additionally, we are required to participate in guaranty funds for insolvent insurance companies and other statutory insurance entities. The guaranty funds and other statutory entities periodically levy assessments against all applicable insurance companies doing business in the state and the amounts and timing of those assessments are unpredictable. Although we seek to recoup these assessments from our policyholders, we might not be able to fully do so and at any point in time or for any period, our operating results and financial condition could be adversely affected by any of these factors.

The amount of statutory capital and surplus that each of the Insurance Entities has and the amount of statutory capital and surplus it must hold can vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules.

The Insurance Entities are subject to RBC standards and other minimum capital and surplus requirements imposed under applicable state laws. The RBC standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require us to report our results of RBC calculations to the FLOIR and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level RBC. Authorized control level RBC is determined using the NAIC’s RBC formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

An insurance company with total adjusted capital that is either (i) at less than 200% of its authorized control level RBC, or (ii) falls below 300% of its RBC requirement and also fails a trend test, is deemed to be at a “company action level,” which would require the insurance company to file a plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level RBC. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level RBC), placing the insurance company into receivership.

In addition, the Insurance Entities are required to maintain certain minimum capital and surplus and to limit written premiums to specified multiples of capital and surplus. Our Insurance Entities could exceed these ratios if their volume increases faster than anticipated or if their surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.

Any failure by the Insurance Entities to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida (or other states where we currently or may eventually conduct business) could subject them to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation, which could have a material adverse impact on our reputation and financial condition.

Any changes in existing RBC requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do, or require us to reduce the amount of premiums we write, which could adversely affect our business and our operating results.

Our Insurance Entities are subject to examination and actions by state insurance departments.

The Insurance Entities are subject to extensive regulation in the states in which they do business. State insurance regulatory agencies conduct periodic examinations of the Insurance Entities on a wide variety of matters, including policy forms, premium rates, licensing, trade and claims practices, investment standards and practices, statutory capital and surplus requirements, reserve and loss ratio requirements and transactions among affiliates. Further, the Insurance Entities are required to file quarterly, annual and other reports with state insurance regulatory agencies relating to financial condition, holding company issues and other matters. If an insurance company fails to obtain required licenses or approvals, or if the Insurance Entities fail to comply with other regulatory requirements, the regulatory agencies can suspend or revoke their licenses, withdraw or withhold required approvals, require corrective action and impose operating limitations, penalties or other remedies available under applicable laws and regulations. See “Item 1—Business—Government Regulation and Initiatives.”

Risks Relating to Debt Obligations

Our revolving line of credit and term loan have restrictive terms, and our failure to comply with any of these terms could have an adverse effect on our business and prospects.

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

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms.

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;
•	being targeted by short sellers;

•	the failure of research analysts to cover our common stock;
•	general economic, industry and market conditions;
•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business, or other adverse regulatory actions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	material litigation or government investigations;
•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;
•	negative perceptions of the residential insurance market or the prospects of residential insurers in Florida or other key markets in which we operate;
•	changes in key personnel;
•	sales of common stock by us, our principal stockholders or members of our management team;
•	the granting or exercise of employee stock options; and
•	volume of trading in our common stock.

In addition, in recent years, the stock market has regularly experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our share price.

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market or otherwise, by us or by a major shareholder, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In addition, we may issue additional shares of our common stock from time to time in the future in amounts that may be significant. The sale of substantial amounts of our common stock, or the perception that these sales may occur, could adversely affect our stock price.

As of December 31, 2015, there were 645,004 shares issuable upon the exercise of outstanding and exercisable stock options, 1,623,346 shares issuable upon the exercise of outstanding stock options that are unvested and 615,000 additional shares of restricted stock outstanding. The market price of the common shares may be depressed by the potential exercise of these options or grant of these shares. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our operations primarily from our company-owned campus located at 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309, which contains approximately 67,000 square feet of office space. The facilities in our campus are suitable and adequate for our operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share (“Common Stock”), is quoted and traded on the New York Stock Exchange LLC (“NYSE”) under the symbol UVE.

The following table sets forth the daily close prices of the Common Stock, as reported by the NYSE:

			Dividends
For the year ended December 31, 2015	High	Low	Declared
First Quarter	$26.68	$19.32	$0.12
Second Quarter	$27.29	$23.74	$0.12
Third Quarter	$30.35	$23.48	$0.12
Fourth Quarter	$36.32	$18.47	$0.27

			Dividends
For the year ended December 31, 2014	High	Low	Declared
First Quarter	$14.96	$10.14	$0.10
Second Quarter	$15.20	$11.54	$0.10
Third Quarter	$14.45	$12.06	$0.10
Fourth Quarter	$21.06	$12.42	$0.25

As of February 9, 2016, there were 36 registered shareholders of record of our Common Stock.

As of December 31, 2015, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Preferred Stock”). We declared and paid aggregate dividends to holders of record of the company’s Series A Preferred Stock of $10,000 and $13,000 for the years ended December 31, 2015 and 2014, respectively.

We declared and paid aggregate dividends to holders of record of the company’s Series M Preferred Stock of $400 for the year ended December 31, 2014.  We did not declare dividends for the year ended December 31, 2015 as such shares were repurchased and cancelled in 2015.

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

In addition, under our revolving loan agreement and related revolving note (the “DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), and our unsecured term loan agreement and related term note (the “Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”), so long as any amounts or obligations are outstanding thereunder, we will be restricted from paying dividends to its shareholders if an event of default (or an event, the giving of notice of which or with the lapse of time or both, would become an event of default) is continuing at the time of and immediately after paying such dividend.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of UVE’s Common Stock from December 31, 2010 through December 31, 2015 with the cumulative total return of the SNL Insurance P&C and the NYSE Composite Index.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Universal Insurance Holdings, Inc.	$100.00	$79.33	$108.80	$382.02	$559.52	$651.99
SNL Insurance P&C	100.00	101.10	119.34	158.11	181.59	187.84
NYSE Composite Index	100.00	96.33	111.89	141.41	151.12	145.12

SNL Insurance P&C includes all publicly traded insurance underwriters in the property and casualty sector in the United States and was prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in UVE’s Common Stock and in each of the two indices on December 31, 2010 with all dividends being reinvested on the ex-dividend date. The closing price of UVE’s Common Stock on December 31, 2015 (the last trading day of the year) was $23.18 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

The stock prices used to calculate total shareholder return for UVE are based upon the prices of our common shares quoted and traded on NYSE.

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

Purchases of Equity Securities

The table below presents our purchases of UVE Common Stock during the three months ended December 31, 2015, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs
10/1/15 - 10/31/15	-	$-	-	-
11/1/15 - 11/30/15	448,100	$24.51	448,100	278,154
12/1/15 - 12/31/15	-	$-	-	-
Total	448,100	$24.51	448,100	278,154

ITEM 6.SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the Annual Report on Form 10-K.

The following tables provide selected financial information as of and for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Income statement data:
Direct premiums written	$883,409	$789,577	$783,894	$780,128	$721,462
Ceded premiums written	(256,961)	(399,730)	(522,116)	(517,604)	(512,979)
Net premiums written	626,448	389,847	261,778	262,524	208,483
Change in net unearned premium	(122,449)	(62,970)	5,877	(31,404)	(9,498)
Premiums earned, net	$503,999	$326,877	$267,655	$231,120	$198,985

Total revenue	$546,544	$369,276	$301,159	$269,939	$225,861
Total expenses	371,521	241,672	200,603	217,380	192,143
Income before income taxes	175,023	127,604	100,556	52,559	33,718
Income taxes, net	68,539	54,616	41,579	22,247	13,609
Net income	$106,484	$72,988	$58,977	$30,312	$20,109

Earnings per share data:
Basic earnings per common share	$3.06	$2.17	$1.64	$0.76	$0.51
Diluted earnings per common share	2.97	2.08	1.56	0.75	0.50
Dividends declared per common share	$0.63	$0.55	$0.49	$0.46	$0.32

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Total assets	$993,548	$911,774	$920,090	$925,735	$894,026
Total liabilities	700,456	692,858	744,481	762,221	744,021
Unpaid losses and loss adjustment expenses	98,840	134,353	159,222	193,241	187,215
Unearned premiums	442,366	395,748	383,488	388,071	359,842
Long-term debt	24,050	30,610	37,240	20,221	21,691
Total stockholders' equity (12/31/2014 Pro-Forma Balance $218.9) (1)	$293,092	$199,916	$175,609	$163,514	$150,005

(1)	See “Item 8—Note 8 (Stockholders’ Equity)” for an explanation of events subsequent to December 31, 2014 giving rise to pro-forma stockholders’ equity of $218.9 million as of December 31, 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of UVE. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes in Part II, Item 8 below.

Overview

UVE is the largest private personal residential insurance company in Florida by direct written premium in-force, with an 9.0% market share as of September 30, 2015, according to the most recent data reported by the FLOIR. We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, UPCIC and APPCIC, currently write personal residential insurance policies, predominantly in Florida with $817.7 million in direct written premium for the year ended December 31, 2015. UPCIC also writes homeowners insurance policies in Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Minnesota, North Carolina, Pennsylvania and South Carolina, with $65.7 million in direct written premium for the year ended December 31, 2015, and is licensed to issue policies in Alabama, Michigan, New Hampshire, Virginia and West Virginia. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct written premium tends to increase just prior to the second quarter of our fiscal year and to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers to BARC, policy fees collected from policyholders by URA and financing fees charged to policyholders who choose to defer premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 7,800 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated structure and independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service through our vertically integrated structure. We believe each of these strategies has contributed towards an increase in earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our annual results for 2015 compared to 2014.

Our overall organic growth strategy emphasizes taking prudent measures to increase our policy count and improving the quality of our business rather than merely increasing our policy count. Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of expanding the size of our business through our independent agent distribution network, streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. Our focus on long-term capital strength and organic growth causes us to be selective in the risks we accept. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new relationships and business and take the time to learn about each new market and any of its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from our competitors that have grown in recent years primarily through assumption of policies from Citizens.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states since March 31, 2014. As for states outside of Florida, our total insured value increased from 12.1% as of December 31, 2014 to 16% as of December 31, 2015. The following table provides direct written premium for Florida and other states for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
State	Direct Written Premium	%	Direct Written Premium	%
Florida	$817,704	92.6%	$744,259	94.3%
Other states	65,705	7.4%	45,318	5.7%
Grand total	$883,409	100.0%	$789,577	100.0%

Our ability to achieve rate adequacy relative to the risks written improved our underwriting profit and together with our improved financial strength led to our decision to retain a greater share of our profitable business by reducing our quota share cession rate in our 2014-2015 reinsurance program and eliminating the use of quota share reinsurance in our 2015-2016 reinsurance program.

2015 Highlights

•	Net income and diluted earnings per common share grew by $33.5 million and $0.89, respectively compared to 2014
•	Net earned premiums grew by $177.1 million or 54.2%
•	Net losses and LAE ratio of 37.2%, compared to 37.7% for 2014
•	We repurchased a total of 748,100 shares in 2015 at an aggregate cost of $18.7 million
•	We paid dividends per common share of $0.63, including a $0.15 special dividend in December
•	We eliminated the use of quota share reinsurance effective June 1, 2015 for future periods

2015 – 2016 Reinsurance Program

Developing and implementing our reinsurance strategy to adequately protect us in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key focus for our leadership team. We believe that our reinsurance program is structured such that if we were to experience an active hurricane season like the hurricane seasons in 2004 and 2005, we would be able to pay policyholder claims, maintain sufficient surplus to grow profitably and take advantage of the resulting market dislocation that would likely follow. Effective June 1, 2015, we entered into multiple reinsurance agreements comprising our 2015-2016 reinsurance program. See “Item 8—Note 4 (Reinsurance).”

Reinsurance Generally

We use reinsurance to reduce our exposure to catastrophic losses primarily through excess of loss reinsurance. We believe that the overall terms of the 2015-2016 reinsurance program are more favorable than the 2014-2015 reinsurance program. We eliminated our quota share reinsurance arrangements effective June 1, 2015; purchased additional excess of loss catastrophe cover; converted the exposure of all UPCIC states from a two-tower reinsurance program to a single tower reinsurance program; realized cost reductions in part due to market conditions and our preparation and efforts to manage risk exposure; and further enhanced our reinsurance coverage terms and conditions.

By eliminating our quota share arrangements, we now retain a greater percentage of gross written premiums than we did under our 2014-2015 reinsurance program. Our termination of the quota share arrangements was on a cut-off basis, taking back previously ceded premium that was unearned at the date of the termination. We expect to increase our overall profitability by retaining more premium; however, the elimination of the quota share cession in its entirety affects several line items in our Consolidated Statements of Income. In eliminating the quota share, we increase the amount of premium we retain as well as the related risk. This results in an increase in both earned premiums and losses and LAE. The elimination of the quota share also ends any ceding commissions we would otherwise receive, which would offset costs associated with writing premium. This elimination of ceding commissions increases general and administrative expenses.

We believe that restructuring our reinsurance program and re-evaluating that structure on an ongoing basis has allowed us to take advantage of attractive reinsurance pricing, while still maintaining reinsurance coverage that we believe is sufficient to protect our policyholders and shareholders. While we believe the changes to the current reinsurance program are beneficial, there can be no assurance that our actual results of operations or financial condition will be positively affected. The Insurance Entities remain responsible for insured losses notwithstanding the failure of any reinsurer to make payments otherwise due to the Insurance Entities. Below is a description of our 2015-2016 reinsurance program for each of the Insurance Entities.

UPCIC Reinsurance Program

UPCIC’s reinsurance program, which generally runs from June 1 through May 31 of the following year, consists of various forms of catastrophe coverage. Under the 2015-2016 reinsurance program, UPCIC has a net retention of $35 million per catastrophe event for all losses incurred up to a first event loss of $2.24 billion. UPCIC purchases a separate underlying cover to further reduce its retention for all losses occurring in Hawaii. With this cover, UPCIC retains only $10 million under its program in Hawaii. These retention amounts are gross of any potential tax benefit we would receive in paying such losses. UPCIC has mandatory catastrophe coverage through the FHCF plus voluntary catastrophe coverage with private reinsurers.

UPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second, third and fourth reinsurance layers all attach at $90 million. Any layers above the $90 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. This means that, unless losses exhaust the top layer of our coverage, we are exposed to only $35 million in losses, pre-tax, per catastrophe for each of the first four events.

UPCIC reduced its quota share percentage to 0% under its 2015-2016 program compared to 30% under its 2014-2015 program, thus retaining more risk and premium per policy. The estimated total net cost of UPCIC’s FHCF and catastrophe related coverage, including reinstatement premium protection coverage, is $271.1 million. The largest private participants in UPCIC’s program include Allianz Risk Transfer AG, Bermuda Branch (Nephila Capital), Everest Re, Renaissance Re, Chubb Tempest Re (formerly known as Ace Tempest Re) and various Lloyd’s of London syndicates. The table below provides the A.M. Best and Standard and Poor’s (“S&P”) financial strength ratings for each of the largest third party reinsurers in UPCIC’s 2015-2016 reinsurance program.

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer AG, Bermuda Branch (Nephila Capital)	A+	AA-
Everest Re	A+	A+
Renaissance Re	A+	AA-
Chubb Tempest Re (formerly known as Ace Tempest Re)	A++	AA
Various Lloyd’s of London Syndicates	A	A+

APPCIC Reinsurance Program

APPCIC’s reinsurance program, which generally runs from June 1 through May 31 of the following year, consists of various forms of catastrophe and multiple line excess of loss coverage. Under the 2015-2016 reinsurance program, APPCIC has a net retention on its catastrophe program of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $41.2 million. The retention amount is gross of any potential tax benefit we would receive in paying such losses. APPCIC has mandatory catastrophe coverage through the FHCF plus voluntary catastrophe coverage with private reinsurers.

APPCIC structures its catastrophe reinsurance coverage into layers and utilizes a cascading feature such that the second and third reinsurance layers all attach at $2 million. Any layers above the $2 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. This means that, unless losses exhaust the top layer of our coverage, we are only exposed to $2 million in losses, pre-tax, per catastrophe for each of the first two events.

APPCIC’s multiple line excess of loss reinsurance program has a property retention of $0.5 million with coverage up to $9.0 million per individual property loss and a casualty retention of $0.3 million with coverage up to $1.3 million per individual casualty loss.

The estimated total net cost of APPCIC’s FHCF, per risk and catastrophe related coverage, including reinstatement premium protection coverage is $4.1 million. The largest private participants in APPCIC’s program include Everest Re, Chubb Tempest Re, Hiscox, Hannover Ruck and Lloyd’s of London syndicates. The table below provides the A.M. Best and Standard and Poor’s (“S&P”) financial strength ratings for each of the largest third party reinsurers in APPCIC’s 2015-2016 reinsurance program.

Reinsurer	A.M. Best	S&P
Everest Re	A+	A+
Chubb Tempest Re (formerly known as Ace Tempest Re)	A++	AA
Hiscox Insurance Co (Bermuda)	A	AA-
Hannover Re	A+	AA-
Various Lloyd’s of London Syndicates	A	A+

UVE Insurance Risk-Linked Contract

Separate from the Insurance Entities’ reinsurance programs, which provide protection for the Insurance Entities in the event we experience catastrophic losses, UVE also protects itself against diminution in value due to catastrophe events by purchasing a loss warranty contract that would provide a payment to UVE of $80 million plus an amount equal to the forgiveness of related debt through a catastrophe risk-linked transaction contract, effective June 1, 2013 through May 31, 2016. This contract provides for recovery by UVE in the event of exhaustion of UPCIC’s catastrophe coverage. The total cost to UVE of this risk-linked transaction contract is $9.0 million per year for each of the three years.

critical accounting policies AND ESTIMATES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our primary areas of estimates are described below.

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

Characteristics of Reserves

Reserves are established based on estimates of the ultimate future amounts needed to settle claims, either known or unknown, less losses that have been paid to date. Claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. UPCIC’s claim settlement data suggests that homeowners’ property losses have an average settlement time of less than one year, while homeowners’ liability losses generally take longer.

Reserves are the difference between the estimated ultimate future cost of losses and LAE incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update reserve estimates periodically as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve re-estimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as losses and LAE in the Consolidated Statements of Income in the period such changes are determined. Estimating the ultimate cost of losses and LAE is an inherently uncertain and complex process involving a high degree of subjective judgment and is subject to the interpretation and usage of numerous uncertain variables.

The Actuarial Methods used to Develop Reserve Estimates

Reserves for losses and LAE are determined in four primary sectors. These sectors are (1) the estimation of reserves for Florida non-catastrophe losses, (2) hurricane losses, (3) sinkhole losses, and (4) non-Florida non-catastrophe losses and any other losses. Evaluations are performed for loss and LAE separately, and on a net and direct basis for each sector. The analyses for non-catastrophe losses are further separated into data groupings of like exposure. These groups are property damage on homeowner policy forms HO-3 and HO-8 combined, property damage on homeowner policy forms HO-4 and HO-6 combined, property damage on dwelling fire policies, and all liability exposures combined.

Reserve estimates for both losses and LAE are derived using several different actuarial estimation methods in order to provide the actuary with multiple predictive viewpoints to consider for each of the sectors.  Each of the methods has merit, because they each provide insight into emerging patterns.  These methods are each variations on two primary actuarial techniques: “chain ladder development” techniques and “counts and average” techniques. The “chain ladder development” actuarial technique is an estimation process in which historical payment and reserving patterns are applied to actual paid and/or reported amounts (paid losses or LAE plus individual case reserves established by claim adjusters) for an accident period to create an estimate of how losses are likely to develop over time.  The “counts and average” technique includes an evaluation of historical and projected costs per claim, and late-reported claim counts, for open claims by accident period.  An accident period refers to classification of claims based on the date in which the claims occurred, regardless of the date they were reported to the Insurance Entities. These analyses are used to prepare estimates of required reserves for payments to be made in the future. Transactions are organized into half-year accident periods for purposes of the reserve estimates. Key data elements used to determine our reserve estimates include historical claim counts, loss and LAE payments, subrogation received, case reserves, earned policy exposures, and the related development factors applicable to this data.

The first method for estimating unpaid amounts for each sector is a chain ladder method called the paid development method. This method is based upon the assumption that the relative change in a given accident period’s paid losses from one evaluation point to the next is similar to the relative change in prior periods’ paid losses at similar evaluation points. In utilizing this method, actual 6-month historical loss activity is evaluated. Successive periods can be arranged to form a triangle of data. Paid-to-Paid (“PTP”) development factors are calculated to measure the change in cumulative paid losses from one evaluation point to the next. These historical PTP factors form the basis for selecting the PTP factors used in projecting the current valuation of losses to an ultimate basis. In addition, a tail factor is selected to account for loss development beyond the observed experience. The tail factor is based on trends shown in the data and consideration of industry loss development benchmarks. Utilization of a paid development method has the advantage of avoiding potential distortions in the data due to changes in case reserving methodology. This method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time, and that there have been no material changes in the rate at which claims have been reported or settled.  In instances where changes in settlement rates are detected, the PTP factors are adjusted accordingly, utilizing appropriate actuarial techniques.  These adjusted techniques each produce additional development method estimates for consideration.

The second method is the reported development method.  This method is similar to the paid development method; however, case reserves are considered in the analysis.  Successive periods of reported loss estimates (including paid loss, paid LAE and held case reserves) are organized similar to the paid development method in order to evaluate and select Report-to-Report (“RTR”) development factors.  This method has the advantage of recognizing the information provided by current case reserves.  Its implicit assumption is that the relative adequacy of case reserves is consistent over time, and that there have been no material changes in the rate at which claims have been reported or settled.  In cases where significant reserve strengthening or other changes have occurred, RTR factors are adjusted accordingly, utilizing appropriate actuarial techniques.

The third method is the Bornhuetter-Ferguson (“B-F”) method, which is also utilized for estimating unpaid loss and LAE amounts.  Each B-F technique is a blend of chain ladder development methods and an expected loss method, whereby the total reserve estimate equals the unpaid portion of a predetermined expected unpaid ultimate loss projection.  The unpaid portion is determined based on assumptions underlying the development methods.  As an experience year matures and expected unreported (or unpaid) losses become smaller, the initial expected loss assumption becomes gradually less important. This has the advantage of stability, but it is less responsive to actual results that have emerged.

Two parameters are needed in each application of the B-F method: an initial assumption of expected losses and the expected reporting or payment pattern.  Initial expected losses for each accident period other than the current year is determined using the estimated ultimate loss ratio from the prior analysis. Initial expected losses for the current year’s accident periods are determined based on trends in historical loss ratios, rate changes, and underlying loss trends. The expected reporting pattern is based on the reported or paid loss development method described above. This method is often used for long-tail lines and in situations where the reported loss experience is relatively immature or lacks sufficient credibility for the application of other methods.

An additional method, called the counts and averages method, is utilized for estimates of both loss and LAE for each Florida sector. In this method, an estimate of unpaid losses or expenses is determined by separately projecting ultimate reported claim counts and ultimate claim severities (cost per claim) on open and unreported claims for each accident period. Typically, chain ladder development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the paid and reported development methods above. Estimated ultimate losses are then calculated as the product of the two items. This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates and claims handling fees. In addition, it may provide insight into the drivers of loss experience. For example, this method is utilized for sinkhole losses due to unique settlement patterns that have emerged since the passage of legislation that codified claim settlement practices with respect to sinkhole related claims and subsequent policy form changes we implemented. The method is also important as we implement our Fast Track Initiative, which is discussed elsewhere in this report.  These claims are expected to be reported and settled at different rates and ultimate values than historically observed, requiring a departure from traditional development methodologies.

The implicit assumption of these techniques is that the selected factors and averages combine to form development patterns or severity trends that are predictive of future loss development of incurred claims. In selecting relevant parameters utilized in each estimation method, due consideration is given to how the patterns of development change from one year to the next over the course of several consecutive years of recent history. Furthermore, the effects of inflation and other anticipated trends are considered in the reserving process in order to generate selections that include adequate provisions to estimate the cost of claims that settle in the future.  Finally, in addition to paid loss, reported loss, and LAE development triangles, various diagnostic triangles, such as triangles showing historical patterns in the ratio of paid-to-reported losses and closed-to-reported claim counts are prepared.  These diagnostic triangles are utilized in order to monitor the stability of various determinants of loss development, such as consistency in claims settlement and case reserving.

Actuarial judgment is relied upon in order to make appropriate assumptions to estimate a best estimate of ultimate losses. Claims reported in 2013 and 2014, for example, benefited from several initiatives designed to expedite claim closure rates and reduce settlement costs introduced in our claims department during those 24 months. A more dramatic change occurred during calendar year 2015 when we realigned our adjusting teams as well as launched our Fast Track Initiative, reducing settlement costs and strengthening case reserve adequacy for claims reported during the year.  These changes influenced development pattern selections applied to 2012 through 2015 accident year claims in the reserving estimates for each of the methods described above.

Estimates of unpaid losses for hurricane experience, when required, are not developed using our specific development patterns, due to the relatively infrequent nature of storms and the high severity typically associated with them. Development patterns are based on industry data obtained by our consulting actuary are utilized, until enough time has passed that our historical patterns are relied upon. There is an inherent assumption that relying on industry development patterns, as opposed to company-specific patterns, produces more credible results for projecting hurricane losses during the first 36 months following an event.

Estimation methods described above each produce estimates of ultimate losses and LAE. Based on the results of these methods, a single estimate (commonly referred to as an actuarial point/central estimate) of the ultimate loss and LAE is selected accordingly for each accident-year claim grouping. Estimated IBNR reserves are determined by subtracting reported losses from the selected ultimate loss, and the paid LAE from the ultimate LAE. The estimated loss IBNR reserves are added to case reserves to determine total estimated unpaid losses. No case reserves are carried for LAE, therefore the estimated LAE IBNR reserves equal the total estimated unpaid LAE. For each sector, the reserving methods are carried out on both a net and direct basis in order to estimate liabilities accordingly. When selecting a single actuarial point/central estimate on a net basis, careful consideration is given for the reinsurance arrangements that were in place during each accident year, exposure period and segment being reviewed.

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

Reserves are re-estimated periodically by combining historical payment and reserving patterns with current actual results. When actual development of claims reported, paid losses or case reserve changes are different than the historical development pattern used in a prior period reserve estimate, and as actuarial studies validate new trends based on indications of updated development factor calculations, new ultimate loss and LAE predictions are determined. This process incorporates the historic and latest trends, and other underlying changes in the data elements used to calculate reserve estimates. The difference between indicated reserves based on new reserve estimates and the previously recorded estimate of reserves is the amount of reserve re-estimates. The resulting increase or decrease in the reserve re-estimates is recorded and included in “Losses and loss adjustment expenses” in the Consolidated Statements of Income. Total reserve re-estimates in 2015, 2014 and 2013, expressed as a percent of the net losses and LAE liability balance as of the beginning of each year, were (0.3%), (0.8%), and (2.7%), respectively. There are inherent uncertainties associated with this estimation process, especially when a company is undergoing changes in its claims settlement practices, or when a company has limited experience in a certain area. However, with the passing of each year, our own trends become more reliable for use in predicting future results, and the confidence in prior accident year estimates grows.

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

Key Actuarial Assumptions That Affect the Loss and LAE Estimate

The aggregation of estimates for reported losses and IBNR forms the reserve liability recorded in the Consolidated Balance Sheets.

At any given point in time, the recorded loss reserve represents our best estimate of the ultimate settlement and administration cost of insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, ultimate liability may exceed or be less than these estimates. Reserves for losses and LAE are revised as additional information becomes available, and adjustments, if any, are reflected in earnings in the periods in which they are determined.

In selecting development factors and averages described above in “The Actuarial Methods Used to Develop Reserve Estimates”, due consideration is given to how the historical experience patterns change from one year to the next over the course of several consecutive years of recent history. Predictions surrounding these patterns drive the estimates that are produced by each method, and are based on statistical techniques that follow standard actuarial practices.

In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders.  Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2015, the recorded amount for net loss and LAE falls within the range determined by the appointed independent actuaries and approximates their best estimate.

Potential Reserve Estimate Variability

The methods employed by actuaries include a range of estimated unpaid losses, each reflecting a level of uncertainty. Projections of loss and LAE liabilities are subject to potentially large variability in the estimation process since the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred. Examples of these events include jury decisions, court interpretations, legislative changes, public attitudes, and social/economic conditions such as inflation. Any estimate of future costs is subject to the inherent limitation on one’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and LAE will vary, perhaps materially, from any estimate.

In selecting the range of reasonable estimates, the range of indications produced by the various methods is inspected, the relative strengths and weaknesses of each method are considered, and from those inputs a range of estimates can be selected. For reasons cited above, this range of estimated ultimate losses is typically smaller for older, more mature accident periods and greater for more recent, less mature accident periods. The greatest level of uncertainty is associated with the most recent accident years, and particularly years during which catastrophe events occurred.

The inherent uncertainty associated with our loss and LAE liability is magnified due to our concentration of property business in catastrophe-exposed coastal states, primarily Florida. The 2004 and 2005 hurricanes created great uncertainty in determining ultimate losses for these natural catastrophes due to issues related to applicability of deductibles, availability and cost of repair services and materials, and other factors. UPCIC experienced unanticipated unfavorable loss development on catastrophe losses from claims related to 2004 and 2005 being reopened and new claims being opened due to public adjusters encouraging policyholders to file new claims, and from homeowners’ association assessments related to condominium policies. Due to the inherent uncertainty, the parameters of the loss estimation methodologies are updated on an annual basis as new information emerges.

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

We have created a proprietary claims analysis tool Peer-2-Peer (“P2P”) to analyze and calculate reserves to supplement analysis performed by our independent actuaries. P2P is a custom built application that aggregates, analyzes and forecasts reserves based on historical data that spans more than a decade. It identifies historical claims data using same like kind and quality variables that exist in present claims and sets forth appropriate, more accurate reserves on current claims. P2P is utilized by management in reviewing the topography of existing and incoming claims. P2P is analyzed at each quarters’ end and adjustments to reserves are made at an aggregate level when appropriate.

Due to the uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2015 is $98.8 million.

Deferred Policy Acquisition Costs/Deferred Ceding Commissions

We incur costs in connection with the production of new and renewal insurance policies that are referred to as policy acquisition costs. Commissions and state premium taxes are costs of acquiring insurance policies that vary with, and are directly related to, the successful production of new and renewal business. These costs are deferred and amortized over the period during which the premiums are earned on the underlying policies. We have collected ceding commissions from certain reinsurers in connection with our use of quota share reinsurance contracts in the past. As discussed above, we eliminated the use of quota share reinsurance effective June 1, 2015.  We estimated the amount of ceding commissions to be deferred on a basis consistent with the deferral of acquisition costs incurred with the production of the original policies issued and the terms of the applicable reinsurance contracts. The deferred ceding commissions were offset against the deferred policy acquisition costs with the net result presented as “deferred policy acquisition costs, net” on our Consolidated Balance Sheets. As of December 31, 2015, deferred policy acquisition costs, net, were $60.0 million compared to deferred policy acquisition costs, net of $25.7 million as of December 31, 2014.

Provision for Premium Deficiency

We evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing policy contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. Management has determined that a provision for premium deficiency was not warranted as of December 31, 2015.

Reinsurance

In the normal course of business, we seek to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces our risk of exposure in the event of catastrophic losses, it also reduces our potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our reinsurance is typical of a company of our size in the Florida homeowners’ insurance market. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of our liability. The Insurance Entities’ reinsurance policies do not relieve them from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2015.

Results of Operations

year ended December 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Net income increased by $33.5 million, or 45.9%, to $106.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Diluted earnings per common share increased by $0.89, or 42.8%, to $2.97 for the year ended December 31, 2015 compared to the year ended December 31, 2014, as a result of an increase in net income.

The increase in net income of $33.5 million, or 45.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 reflects an increase in net earned premiums, net investment income, commissions and policy fees. These were partially offset by a decrease in realized gains from investments sold from our portfolio of investments available-for-sale and an increase in operating expenses. The elimination of our quota share reinsurance contracts is a significant factor behind our results. A more detailed discussion of these factors follows the table below.

The following table summarizes changes in each component of our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2015 compared to the year ended December 31, 2014 (in thousands):

	Year Ended December 31,		Change
	2015	2014	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$883,409	$789,577	$93,832	11.9%
Ceded premiums written	(256,961)	(399,730)	142,769	-35.7%
Net premiums written	626,448	389,847	236,601	60.7%
Change in net unearned premium	(122,449)	(62,970)	(59,479)	94.5%
Premiums earned, net	503,999	326,877	177,122	54.2%
Net investment income (expense)	5,155	2,375	2,780	117.1%
Net realized gains (losses) on investments	1,060	5,627	(4,567)	-81.2%
Commission revenue	14,870	14,205	665	4.7%
Policy fees	15,440	13,982	1,458	10.4%
Other revenue	6,020	6,210	(190)	-3.1%
Total premiums earned and other revenues	546,544	369,276	177,268	48.0%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	187,739	123,275	64,464	52.3%
General and administrative expenses	183,782	118,397	65,385	55.2%
Total operating costs and expenses	371,521	241,672	129,849	53.7%
INCOME BEFORE INCOME TAXES	175,023	127,604	47,419	37.2%
Income tax expense	68,539	54,616	13,923	25.5%
NET INCOME	$106,484	$72,988	$33,496	45.9%
Other comprehensive income (loss), net of taxes	(2,171)	(1,459)	(712)	48.8%
COMPREHENSIVE INCOME	$104,313	$71,529	$32,784	45.8%

The following discussion provides comparative information for significant changes to the components of net income and comprehensive income for 2015 compared to 2014.

Premium earned in the current period reflects premium written over the past 12 months and any changes in rates or policy count during that time. Net earned premiums were $504.0 million for the year ended December 31, 2015, compared to $326.9 million for the year ended December 31, 2014.  The increase in net earned premiums of $177.1 million, or 54.2%, reflects an increase in direct earned premiums of $59.5 million and a decrease in ceded earned premiums of $117.6 million. The increase in direct earned premium reflects organic growth in all states during 2015 as well as rate changes in Florida that took effect in 2015. Specifically, UPCIC received approval from the FLOIR for rate changes for its homeowners and dwelling fire programs within Florida. The rate changes are expected to result in an average increase of approximately 2.2% statewide for UPCIC’s homeowners program, effective April 15, 2015 for new business and May 25, 2015 for renewal business, and 4.9% for UPCIC’s dwelling fire program, effective April 20, 2015 for new business and June 5, 2015 for renewal business.

The decrease in ceded earned premiums is attributable to the reduction and ultimate elimination of quota share reinsurance.  Our reinsurance programs run from June 1 to May 31 of the following year.  In June 2014, we reduced our quota share cession rate from

45% in our 2013-2014 reinsurance program to 30% in our 2014-2015 reinsurance program. In June 2015, we eliminated the quota share in our 2015-2016 reinsurance program.  The termination of our quota share reinsurance agreement in 2015 was done on a cut-off basis resulting in the return of $128.3 million of unearned ceded premium at June 1, 2015 and $36.7 million of ceded unearned commissions at June 1, 2015.  As discussed above in “—Overview,” we have taken what we believe to be prudent measures leading to our decision to eliminate quota share reinsurance.

Net investment income was $5.2 million for the year ended December 31, 2015, compared to $2.4 million for the year ended December 31, 2014. Net investment income is generated primarily from our investment portfolio of securities available for sale, short-term investments, cash and cash equivalents, and investment real estate. The increase in net investment income is the result of increases in our investments funded by cash flows from operations and actions taken to rebalance our portfolio. Invested assets increased 27.2% to $689.1 million at December 31, 2015 compared to $541.6 million at December 31, 2014.  Also, management rebalanced the fixed maturities (bonds) portfolio by selling lower yielding investments and reinvesting cash and maturities into fixed income investments with longer maturities resulting in an increase in yield.

Management sells investment securities from its portfolio of securities available for sale from time to time when opportunities arise. We sold investment securities available for sale during the year ended December 31, 2015, resulting in a net realized gain of $1.1 million compared to a net realized gain of $5.6 million during the year ended December 31, 2014.

Policy fees for the year ended December 31, 2015, were $15.4 million compared to $14.0 million for the same period in 2014. The increase of $1.4 million, or 10.4%, was the result of an increase in policy count during 2015.

Losses and LAE were $187.7 million for the year ended December 31, 2015 compared to $123.3 million for the same period in 2014. The increase in net losses and LAE of $64.4 million primarily resulted from the elimination of the 30% quota share reinsurance agreement effective June 1, 2015 as discussed above and to a lesser extent to the growth in exposure. The net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 37.2% and 37.7% during the years ended December 31, 2015 and 2014, respectively.  The improvement in the net loss and LAE ratio from 2014 to 2015 was the result of lower reinsurance costs in 2015 relative to earned premiums.  Losses and LAE were comprised of the following components (in thousands):

	For the year ended December 31, 2015
	Direct	Ceded	Net
Loss and loss adjustment expenses	$214,491	$26,752	$187,739
Premiums earned	$836,792	$332,793	$503,999
Loss & LAE ratios	25.6%	8.0%	37.2%

	For the year ended December 31, 2014
	Direct	Ceded	Net
Loss and loss adjustment expenses	$199,181	$75,906	$123,275
Premiums earned	$777,317	$450,440	$326,877
Loss & LAE ratios	25.6%	16.9%	37.7%

See “Item 8—Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the year ended December 31, 2015, general and administrative expenses were $183.8 million, compared to $118.4 million for the same period in 2014. The overall increase in general and administrative expenses of $65.4 million, or 55.2%, includes an increase of $54.4 million in the amortization of deferred policy acquisition costs, net, resulting mostly from the elimination of quota share reinsurance effective June 1, 2014. We also had an increase of $5.0 million in the amount of stock-based compensation, an increase in bonuses of $3.6 million, and an increase of $2.4 million in other remaining expenses combined.

Income taxes increased by $13.9 million, or 25.5% primarily as a result of an increase in income before income taxes. The effective tax rate decreased to 39.2% from 42.8% for the years ended December 31, 2015 and 2014, respectively. See “Item 8—Note 12 (Income Taxes)” for a reconciliation from the statutory income tax rates to our effective tax rates for these periods.

Comprehensive income includes net income and other comprehensive income or loss. The other comprehensive loss for the years ended December 31, 2015 and 2014, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold. See “Item 8—Note 14 (Other Comprehensive Income (Loss)).”

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

The following table summarizes changes in each component of our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2014 compared to the year ended December 31, 2013 (in thousands):

	Year Ended December 31,		Change
	2014	2013	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$789,577	$783,894	$5,683	0.7%
Ceded premiums written	(399,730)	(522,116)	122,386	-23.4%
Net premiums written	389,847	261,778	128,069	48.9%
Change in net unearned premium	(62,970)	5,877	(68,847)	NM
Premiums earned, net	326,877	267,655	59,222	22.1%
Net investment income (expense)	2,375	1,928	447	23.2%
Net realized gains (losses) on investments	5,627	(14,740)	20,367	NM
Net change in unrealized gains (losses) on investments	—	7,850	(7,850)	-100.0%
Commission revenue	14,205	18,615	(4,410)	-23.7%
Policy fees	13,982	13,661	321	2.3%
Other revenue	6,210	6,190	20	0.3%
Total premiums earned and other revenues	369,276	301,159	68,117	22.6%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	123,275	108,615	14,660	13.5%
General and administrative expenses	118,397	91,988	26,409	28.7%
Total operating costs and expenses	241,672	200,603	41,069	20.5%
INCOME BEFORE INCOME TAXES	127,604	100,556	27,048	26.9%
Income tax expense	54,616	41,579	13,037	31.4%
NET INCOME	$72,988	$58,977	$14,011	23.8%
Other comprehensive income (loss), net of taxes	(1,459)	(376)	(1,083)	288.0%
COMPREHENSIVE INCOME	$71,529	$58,601	$12,928	22.1%

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

In the first quarter of 2013, we liquidated 100% of the equity securities that were held in our trading portfolio resulting in net losses of $8.2 million. Since April of 2014, we hold certain investments in a portfolio available for sale with changes in fair value reflected in stockholders’ equity with the exception of any other than temporary impairments which would be reflected in earnings. See “Item 8—Note 3 (Investments)” for the composition of our portfolio as of December 31, 2014.

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

See “Item 8—Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the year ended December 31, 2014, general and administrative expenses were $118.4 million, compared to $92.0 million for the same period in 2013. The overall increase in general and administrative expenses of $26.4 million, or 28.7%, includes an increase of $11.8 million in the amortization of net deferred policy acquisition costs resulting mostly from changes with the 2014-2015 reinsurance program including a reduction in the rate of ceded premium from 45% to 30% in our quota share contracts. We also had an increase of $5.9 million in the amount of stock-based compensation, an increase in bonuses of $2.6 million, an increase of $2.0 million in advertising and promotional expenses and an increase of $2.8 million in other remaining expenses combined. Also, our recovery of FIGA assessments declined by $4.8 million as compared to prior year. FIGA assessments are initially charged to insurance companies, which then are allowed to recover the assessed amounts from their policyholders. UPCIC recovered the vast majority of its most recent FIGA assessment over a 12-month period ending in early February 2014. We therefore recovered more of the assessment in 2013 than in 2014 due to the timing of the initial assessment and the associated recovery period. These increases were partially offset by a reduction of $2.4 million related to insurance premiums paid for UVE-level coverage, most of which is related to catastrophe-linked insurance and a reduction of $1.1 million in regulatory fees.

Income taxes increased by $13.0 million, or 31.3% primarily as a result of an increase in income before income taxes. The effective tax rate increased to 42.8% for the year ended December 31, 2014 from 41.3% for the same period in 2013 primarily from an increase in the amount of non-deductible expenses including certain compensation.

Comprehensive income includes net income and other comprehensive income or loss. The other comprehensive loss for the years ended December 31, 2014 and 2013, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold. See “Item 8—Note 14 (Other Comprehensive Income (Loss)).”

ANALYSIS OF FINANCIAL CONDITION CHANGES

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of those retained for claims-paying obligations and working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2015	2014
Fixed maturities	$416,083	$353,949
Equity securities	42,214	19,642
Short-term investments	25,021	49,990
Investment real estate, net	6,117	—
Total	$489,435	$423,581

See “Item 8—Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of ceded written premium that will be earned pro rata in the future. The decrease of $75.8 million to $114.7 million as of December 31, 2015 was due primarily to the elimination of quota share reinsurance beginning June 1, 2015.

Reinsurance recoverable represents ceded losses and LAE. The decrease of $32.3 million to $22.9 million as of December 31, 2015 was primarily due to the reduction in the losses and LAE we ceded to quota share reinsurers and also due to the timing of settlements and amounts available for right of offset with our reinsurers.

Reinsurance receivable, net, represents inuring premiums receivable, net of ceded premiums payable with our quota share reinsurer. The decrease of $7.1 million to $0.4 million as of December 31, 2015 was primarily due to the elimination of quota share reinsurance beginning June 1, 2015.

See “Item 8—Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs and our unpaid losses and LAE.

Property and equipment increased by $9.8 million to $27.1 million as of December 31, 2015 primarily from the purchases of real estate, automobiles and building improvements.

Income taxes recoverable represent amounts due from taxing jurisdictions within one year and arise when tax payments exceed taxable income. Income taxes recoverable of $5.4 million and $5.7 million as of December 31, 2015 and 2014, respectively, represent amounts recoverable primarily for federal income taxes.

Unearned premium represents the portion of direct written premium that will be earned pro rata in the future. The increase of $46.6 million to $442.4 million as of December 31, 2015 is due primarily to the organic growth in our business during 2015.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $6.9 million to $24.8 million as of December 31, 2015 is due to the organic growth of our business.

Book overdrafts represent outstanding checks in excess of cash on deposit and are examined monthly to determine if legal right of offset exists for accounts with the same banking institution.

Reinsurance payable, net, represents our liability to reinsurers for ceded written premiums, net of ceding commissions receivable. The increase of $7.5 million to $73.6 million as of December 31, 2015 was primarily due to the increase in excess of loss catastrophe reinsurance coverage offset by the reduction in the premium we ceded to quota share reinsurers net of ceding commission.

Income taxes payable represent amounts due to taxing jurisdictions within one year and arise when taxable income exceeds tax payments. Income taxes payable of $1.8 million as of December 31, 2014, represents amounts payable for state income taxes.

See “Item 8—Note 12 (Income Taxes)” for a schedule of deferred income taxes as of December 31, 2015 and 2014 which shows the components of deferred tax assets and liabilities as of both balance sheet dates.

See “—Liquidity and Capital Resources” for explanations of changes in contingently redeemable common stock, long-term debt and treasury shares.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of December 31, 2015 was $197.0 million compared to $115.4 million at December 31, 2014. See “Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2015 and 2014. The increase in cash and cash equivalents was driven by cash flows generated from operations in excess of those used for investing and financing activities. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.

The balance of restricted cash and cash equivalents as of December 31, 2015 and 2014 was $2.6 million. Restricted cash as of December 31, 2015 and 2014, represents cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As discussed in “Item 8—Note 7 (Long-Term Debt),” UVE entered into the DB Loan with Deutsche Bank in March 2013, which was most recently amended in July 2015. The DB Loan makes available to UVE an unsecured line of credit in an aggregate amount not to exceed $15 million. Draws under the DB Loan have a maturity date of July 31, 2017 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UVE. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. No amounts have been drawn under this unsecured line of credit.

In May 2013, UVE also entered into the Term Loan with RenRe Ventures, which is also discussed in “Item 8—Note 7 (Long-Term Debt).” The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016, or the date that all principal under the Term Loan is prepaid or deemed paid in full. The Term Loan is amortized over the three-year term and UVE may prepay the loan without penalty. The Term Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities.  UVE was in compliance with the covenants of the Term

Loan as of December 31, 2015.  We made principal payments of $6.0 and $7.0 million on the Term Loan in May 2014 and May 2015, respectively. The Term Loan had a carrying amount of $6.9 million as of December 31, 2015.

Liquidity for UVE and its non-insurance subsidiaries is required to cover the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, and interest and principal payments on debt obligations. The declaration and payment of future dividends by UVE to its shareholders, and any future repurchases of UVE common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for UVE and its non-insurance subsidiaries include revenues generated from fees paid by the Insurance Entities to affiliated companies for policy administration, inspections and claims adjusting services.  Additional sources of liquidity include brokerage commissions earned on reinsurance contracts and any unused credit lines. UVE also maintains investments in equity securities which would generate funds upon sale.  As discussed in “Item 8—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company.

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to Universal Insurance Holding Company of Florida (“UVECF”) without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2015 and 2014, the Insurance Entities did not pay dividends to UVECF.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2015, we had total capital of $317.2 million, comprised of stockholders’ equity of $293.1 million and total long term debt of $24.1 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 7.6% and 8.2%, respectively, at December 31, 2015.  At December 31, 2014, we had total capital of $249.5 million, comprised of stockholders’ equity of $199.9 million (12/31/14 Pro-Forma Balance of $218.9 million), mezzanine equity of $19.0 million (12/31/14 Pro-Forma Balance of $0) and total long term debt of $30.6 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 12.3% and 15.3%, respectively, at December 31, 2014. The debt-to-equity ratio was 14.0% at December 31, 2014 after taking into consideration pro-forma adjustments to equity as described in “Item 8—Note 8 (Stockholders’ Equity).”

The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2015, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities’ reported and respective total adjusted capital was in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premium of 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2015, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.

During the year ended December 31, 2015, we purchased 200,000 shares of UVE’s common stock from Ananke Catastrophe Investments Ltd., an affiliate of Nephila Capital, Ltd., at a cost of $5.1 million or $25.38 per share using cash on hand. Ananke Catastrophe Investments Ltd. originally purchased one million shares of UVE’s common stock from us at a price of $19.00 per share on December 2, 2014.

During the year ended December 31, 2015, we also repurchased an aggregate of 548,100 shares of UVE’s common stock in the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, as discussed in “Item 8—Note 8 (Stockholders’ Equity).” The repurchase cost was an aggregate of $13.6 million or an average cost of $24.76 per share and was funded using cash on hand.

Liability for Unpaid Losses and LAE

We are required to periodically estimate and reflect on our balance sheet the amount needed to pay losses and related loss adjustment expenses on reported and unreported claims. See “Item 1—Business—Liability for Unpaid Losses and LAE,” for a description of this process. The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in our consolidated financial statements for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$134,353	$159,222	$193,241
Less: Reinsurance recoverable	(47,350)	(68,584)	(81,415)
Net balance at beginning of year	87,003	90,638	111,826
Incurred (recovered) related to:
Current year	188,040	124,011	111,560
Prior years	(301)	(736)	(2,945)
Total incurred	187,739	123,275	108,615
Paid related to:
Current year	123,952	73,981	62,529
Prior years	65,490	52,929	67,274
Total paid	189,442	126,910	129,803
Net balance at end of year	85,300	87,003	90,638
Plus: Reinsurance recoverable	13,540	47,350	68,584
Balance at end of year	$98,840	$134,353	$159,222

During 2015 reserves for unpaid losses and loss adjustment expenses were reduced by 26.4% from $134.4 million as of December 31, 2014 to $98.8 million as of December 31, 2015.  This reduction was the result of continuing initiatives to expedite claims payments including the ability of our mobile claims teams to rapidly settle certain claims, referred to as “Fast Track.”  Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses that may arise from incidents reported and IBNR.  Our carried reserves as of December 31, 2015 was confirmed by our year end independent actuarial analysis and represent the point or central estimate of their findings. Our annual actuarial process includes two reviews by our independent actuarial firm, one at midyear and one at year end.  We use these external reviews to confirm data and emerging trends to observed changes.  The actuarial process, including the external independent reviews, results in re-estimates of carried reserves for both current and prior accident years.  See Item 7- Liability for Unpaid Losses and LAE for a further discussion of the actuarial estimation process used for loss and LAE reserving.  As a result of the ongoing actuarial process, reserves for the current accident year were strengthened in the fourth quarter to align with 2015 full year actuarial loss estimates.  Re-estimates of prior accident years ultimate losses and LAE were performed during the year and changes resulting in both favorable and unfavorable development were recorded.  We believe the changes we have made in adjudicating and settling claims are conservatively reflected in the actuarial process.  We will continue to validate our actuarial process as the benefits of our accelerated claims settlement process become more apparent. The cumulative redundancy or deficiency in prior year reserve changes is reflected in the chart that follows.

The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2015	2014
Unpaid Loss and LAE, net	$42,112	$29,126
IBNR loss and LAE, net	43,188	57,877
Total unpaid loss and LAE, net	$85,300	$87,003

Reinsurance recoverable on unpaid loss and LAE	$8,455	$16,716
Reinsurance recoverable on IBNR loss and LAE	5,085	30,634
Total reinsurance recoverable on unpaid loss and LAE	$13,540	$47,350

The table below illustrates the change over time of the direct reserves established for unpaid losses and LAE for the Insurance Entities (Liability for Unpaid Losses and LAE “re-estimates”) at the end of the last ten calendar years through December 31, 2015 (in thousands):

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

	Years Ended December 31,
	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Balance Sheet Liability	98,840	134,353	159,222	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855
Cumulative paid as of:
One year later		103,396	97,587	127,664	125,735	107,091	88,363	70,058	52,638	42,533	79,226
Two years later			126,702	165,148	175,256	149,494	122,459	91,255	71,171	54,774	103,201
Three years later				183,593	199,857	176,730	142,049	106,011	78,284	64,732	111,610
Four years later					212,458	189,823	154,448	114,609	86,197	69,212	118,312
Five years later						196,818	161,286	120,312	89,460	73,878	122,377
Six years later							164,735	123,541	91,879	76,172	126,831
Seven years later								125,454	93,216	77,303	128,809
Eight years later									93,885	76,847	129,299
Nine years later										77,445	128,481
Ten years later											128,920
Balance Sheet Liability	98,840	134,353	159,222	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855
One year later		132,458	157,479	198,771	206,655	181,207	143,037	107,670	80,081	68,107	118,686
Two years later			143,036	205,807	221,097	194,786	157,604	115,541	87,261	69,647	125,067
Three years later				193,630	226,868	204,998	166,189	122,050	90,881	73,650	124,039
Four years later					219,420	204,353	170,224	126,905	94,275	77,846	125,210
Five years later						200,464	168,331	127,690	95,545	78,891	129,916
Six years later							166,949	126,330	94,732	79,214	130,865
Seven years later								126,794	94,010	78,378	130,894
Eight years later									94,259	77,620	129,891
Nine years later										78,009	129,083
Ten years later											129,406
Gross cumulative redundancy (deficiency)		1,895	16,186	(389)	(32,205)	(41,535)	(39,754)	(38,861)	(25,493)	(28,555)	(62,551)

The following Liability for Unpaid Losses and LAE re-estimates table illustrates the change over time of the reserves, net of reinsurance with separate disclosure of the related re-estimated reinsurance recoverable, established for unpaid losses and LAE for the Insurance Entities at the end of the last eleven calendar years through December 31, 2015 (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Gross Reserves for Unpaid
Losses and LAE	98,840	134,353	159,222	193,241	187,215	158,929	127,195	87,933	68,766	49,454	66,855
Reinsurance Recoverable	13,540	47,350	68,584	81,415	88,002	79,115	62,899	43,375	37,557	32,314	60,785
Net Reserves for Unpaid Losses and LAE	85,300	87,003	90,638	111,826	99,213	79,814	64,296	44,558	31,209	17,140	6,070
Cumulative paid as of:
One year later		67,923	52,875	67,222	59,228	54,056	43,859	34,168	23,698	20,026	12,813
Two years later			70,397	86,458	83,538	71,079	60,917	44,011	31,737	23,354	23,725
Three years later				98,120	95,938	84,237	66,619	51,090	34,457	26,945	25,388
Four years later					103,668	90,846	72,404	51,690	38,160	28,573	27,909
Five years later						94,308	75,925	54,104	36,837	30,659	29,365
Six years later							77,691	55,884	37,694	28,866	31,356
Seven years later								56,885	38,678	29,126	29,445
Eight years later									39,024	29,506	29,421
Nine years later										29,835	29,749
Ten years later											29,999
Net Reserves for Unpaid Losses and LAE	85,300	87,003	90,638	111,826	99,213	79,814	64,296	44,558	31,209	17,140	6,070
One year later		86,702	89,883	108,826	105,942	91,280	70,482	53,233	37,576	29,196	25,261
Two years later			80,773	113,001	109,514	95,265	78,102	55,027	39,958	30,528	30,932
Three years later				105,046	113,038	98,765	79,641	58,488	39,468	31,319	31,165
Four years later					108,508	98,338	80,519	58,548	41,376	31,355	31,476
Five years later						96,405	79,544	58,025	40,414	32,232	31,657
Six years later							78,760	57,363	39,250	30,891	32,473
Seven years later								57,529	39,088	29,775	31,082
Eight years later									39,177	29,821	29,842
Nine years later										30,001	29,977
Ten years later											30,120
Net cumulative redundancy (deficiency)		301	9,865	6,780	(9,295)	(16,591)	(14,464)	(12,971)	(7,968)	(12,861)	(24,050)
Percent		0.3%	10.9%	6.1%	-9.4%	-20.8%	-22.5%	-29.1%	-25.5%	-75.0%	-396.2%
Gross Re-estimated Liability-Latest		132,458	143,036	193,630	219,420	200,464	166,949	126,794	94,259	78,009	129,406
Re-estimated Recovery- Latest		45,756	62,263	88,584	110,912	104,059	88,189	69,265	55,082	48,008	99,286
Net Re-estimated Liability-Latest		86,702	80,773	105,046	108,508	96,405	78,760	57,529	39,177	30,001	30,120
Gross cumulative redundancy (deficiency)		1,895	16,186	(389)	(32,205)	(41,535)	(39,754)	(38,861)	(25,493)	(28,555)	(62,551)

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

The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2015	2014
Loss Ratio (1)
UPCIC	41%	42%
APPCIC	19%	30%
Expense Ratio (1)
UPCIC	34%	33%
APPCIC	55%	58%
Combined Ratio (1)
UPCIC	75%	75%
APPCIC	74%	88%

(1)

The ratios are net of reinsurance, including catastrophe reinsurance premiums which comprise a significant cost, and inclusive of LAE. The expense ratios include management fees and commission paid to an affiliate of the Insurance Entities in the amount of $70.7 million and $65.5 million for UPCIC for the years ended December 31, 2015 and 2014, respectively and $0.8 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively for APPCIC. The fees and commission paid to the affiliate are eliminated in consolidation.

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

In November 2015, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The ratings of the Insurance Entities are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in the company, including holders of the company’s common stock, and are not recommendations to buy, sell or hold securities. See “Item 1A—Risk Factors—A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.”

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of December 31, 2015 (in thousands):

		Less than			Over 5
	Total	1 year	1-3 years	3-5 years	years
Unpaid losses and LAE, direct (1)	$98,840	$57,130	$27,873	$10,477	$3,360
Long-term debt	25,712	8,863	3,550	3,412	9,887
Operating leases	519	195	324	—	—
Total contractual obligations	$125,071	$66,188	$31,747	$13,889	$13,247

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2015.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

Insurance premiums are established before we know the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate rates, we may be limited in raising premium levels for competitive and regulatory reasons. Inflation also affects the market value of our investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2015, the Financial Accounting Standard Board (the “FASB”) issued guidance addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The adoption of this guidance will result in additional disclosure but is not expected to impact our results of operations, financial position or liquidity.

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

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of December 31, 2015, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices.

Our investment objectives with respect to fixed maturities are to maximize after-tax investment income without exposing the surplus of our Insurance Entities to excessive volatility. Our investment objectives with respect to equity securities are to enhance our long-term surplus levels through capital appreciation and earn a competitive rate of total return versus appropriate benchmarks. We cannot provide any assurance that we will be able to achieve our investment objectives.  None of our investments in risk sensitive instruments were entered into for trading purposes.

See “Item 8—Note 3 (Investments)” and “Item 1—Business—Investments” for more information about our investments.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	December 31, 2015
	Amortized Cost								Fair Value
	2016	2017	2018	2019	2020	Thereafter	Other (1)	Total	Total
Fixed income investments	$57,229	$53,023	$78,272	$61,659	$30,634	$86,605	$76,212	$443,634	$441,104
Weighted average interest rate	1.12%	2.09%	1.65%	1.70%	1.93%	3.23%	1.65%	1.96%	1.95%

	December 31, 2014
	Amortized Cost								Fair Value
	2015	2016	2017	2018	2019	Thereafter	Other (1)	Total	Total
Fixed income investments	$101,406	$58,521	$37,184	$55,985	$33,494	$6,660	$111,691	$404,941	$403,939
Weighted average interest rate	0.77%	1.07%	3.00%	1.69%	1.95%	4.92%	2.39%	1.76%	1.76%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the fixed maturities. The fixed income investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock, mortgage-backed and asset-backed securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity investments in our available for sale portfolio at December 31, 2015 was 2.46 years.

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

The following table provides information about the investments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2015		December 31, 2014
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$10,762	25.5%	$270	1.4%
Mutual funds	31,452	74.5%	19,372	98.6%
Total equity securities	$42,214	100.0%	$19,642	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2015 and 2014 would have resulted in a decrease of $8.4 million and $3.9 million, respectively, in the fair value of those securities.

Item 8.	Financial Statements and supplementary data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015.  We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC

Chicago, Illinois

February 24, 2016

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$197,014	$115,397
Restricted cash and cash equivalents	2,635	2,635
Fixed maturities, at fair value	416,083	353,949
Equity securities, at fair value	42,214	19,642
Short-term investments, at fair value	25,021	49,990
Investment real estate, net	6,117	—
Prepaid reinsurance premiums	114,673	190,505
Reinsurance recoverable	22,853	55,187
Reinsurance receivable, net	353	7,468
Premiums receivable, net	50,980	50,987
Other receivables	4,626	2,763
Property and equipment, net	27,065	17,254
Deferred policy acquisition costs, net	60,019	25,660
Income taxes recoverable	5,420	5,675
Deferred income tax asset, net	13,912	11,850
Other assets	4,563	2,812
Total assets	$993,548	$911,774
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$98,840	$134,353
Unearned premiums	442,366	395,748
Advance premium	24,813	17,919
Accounts payable	378	4,121
Book overdraft	—	5,924
Reinsurance payable, net	73,585	66,066
Income taxes payable	—	1,799
Other liabilities and accrued expenses	36,424	36,318
Long-term debt	24,050	30,610
Total liabilities	700,456	692,858

Commitments and Contingencies (Note 15)

Contingently redeemable common stock	—	19,000
Issued shares - 0 and 1,000
Outstanding shares - 0 and 1,000
STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 12
Outstanding shares - 10 and 12
Minimum liquidation preference - $9.99 and $8.49 per share
Common stock, $.01 par value	455	448
Authorized shares - 55,000
Issued shares - 45,525 and 43,769
Outstanding shares - 35,110 and 34,102
Treasury shares, at cost - 10,415 and 9,667	(80,802)	(62,153)
Additional paid-in capital	70,789	40,987
Accumulated other comprehensive income (loss), net of taxes	(4,006)	(1,835)
Retained earnings	306,656	222,469
Total stockholders' equity	293,092	199,916
Total liabilities, contingently redeemable common stock and stockholders' equity	$993,548	$911,774

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$883,409	$789,577	$783,894
Ceded premiums written	(256,961)	(399,730)	(522,116)
Net premiums written	626,448	389,847	261,778
Change in net unearned premium	(122,449)	(62,970)	5,877
Premiums earned, net	503,999	326,877	267,655
Net investment income (expense)	5,155	2,375	1,928
Net realized gains (losses) on investments	1,060	5,627	(14,740)
Net change in unrealized gains (losses) on investments	—	—	7,850
Commission revenue	14,870	14,205	18,615
Policy fees	15,440	13,982	13,661
Other revenue	6,020	6,210	6,190
Total premiums earned and other revenues	546,544	369,276	301,159
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	187,739	123,275	108,615
General and administrative expenses	183,782	118,397	91,988
Total operating costs and expenses	371,521	241,672	200,603
INCOME BEFORE INCOME TAXES	175,023	127,604	100,556
Income tax expense	68,539	54,616	41,579
NET INCOME	$106,484	$72,988	$58,977
Basic earnings per common share	$3.06	$2.17	$1.64
Weighted average common shares outstanding - Basic	34,799	33,569	35,866
Fully diluted earnings per common share	$2.97	$2.08	$1.56
Weighted average common shares outstanding - Diluted	35,884	35,150	37,776
Cash dividend declared per common share	$0.63	$0.55	$0.49

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
Net income	$106,484	$72,988	$58,977
Other comprehensive income (loss)	(2,171)	(1,459)	(376)
Comprehensive income (loss)	$104,313	$71,529	$58,601

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(in thousands)

							Accumulated
	Common	Preferred	Common	Preferred	Additional		Other		Total
	Shares	Shares	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Issued	Issued	Amount	Amount	Capital (3)	Earnings	Income	Stock	Equity (3)
Balance, December 31, 2012	41,889	108	$419	$1	$38,684	$127,511	$—	$(3,101)	$163,514
Stock option exercises	2,330	—	23	—	9,446	—	—	(11,609)	(2,140)
Grants and vesting of restricted stock	1,000	—	10	—	(10)	—	—	(1,021)	(1,021)
Conversion of preferred stock	389	(78)	4	(1)	(3)	—	—	—	—
Purchases of treasury stock		—	—	—	—	—	—	(32,366)	(32,366)
Retirement of treasury shares	(1,967)	—	(20)	—	(12,610)	—	—	12,630	—
Share-based compensation	—	—	—	—	6,416	—	—	—	6,416
Net income	—	—	—	—	—	58,977	—	—	58,977
Change in net unrealized gains (losses) (2)	—	—	—	—	—	—	(376)	—	(376)
Excess tax benefit (shortfall), net (1)	—	—	—	—	359	—	—	—	359
Declaration of dividends	—	—	—	—	—	(17,754)	—	—	(17,754)
Balance, December 31, 2013	43,641	30	436	—	42,282	168,734	(376)	(35,467)	175,609
Stock option exercises	1,900	—	19	—	9,347	—	—	(15,402)	(6,036)
Grants and vesting of restricted stock	950	—	10	—	(10)	—	—	(11,545)	(11,545)
Conversion of preferred stock	65	(18)	1	—	(1)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(29,736)	(29,736)
Treasury shares reissued	—	—	—	—	(3,050)	—	—	3,050	—
Retirement of treasury shares	(1,787)	—	(18)	—	(26,929)	—	—	26,947	—
Share-based compensation	—	—	—	—	12,342	—	—	—	12,342
Net income	—	—	—	—	—	72,988	—	—	72,988
Change in net unrealized gains (losses) (2)	—	—	—	—	—	—	(1,459)	—	(1,459)
Excess tax benefit (shortfall), net (1)	—	—	—	—	7,006	—	—	—	7,006
Declaration of dividends	—	—	—	—	—	(19,253)	—	—	(19,253)
Balance, December 31, 2014 (3)	44,769	12	448	—	40,987	222,469	(1,835)	(62,153)	199,916
Stock option exercises	751	—	7	—	3,807	—	—	(8,101)	(4,287)
Grants and vesting of restricted stock	615	—	6	—	(6)	—	—	(7,344)	(7,344)
Purchase of preferred stock	—	—	—	—	(256)	—	—	—	(256)
Purchases of treasury stock	—	(2)	—	—	—	—	—	(18,649)	(18,649)
Reclassification of contingently redeemable common stock to common stock					19,000				19,000
Retirement of treasury shares	(610)	—	(6)	—	(15,439)	—	—	15,445	—
Share-based compensation	—	—	—	—	17,386	—	—	—	17,386
Net income	—	—	—	—	—	106,484	—	—	106,484
Change in net unrealized gains (losses) (2)	—	—	—	—	—	—	(2,171)	—	(2,171)
Excess tax benefit (shortfall), net (1)	—	—	—	—	5,310	—	—	—	5,310
Declaration of dividends	—	—	—	—	—	(22,297)	—	—	(22,297)
Balance, December 31, 2015	45,525	10	$455	$—	$70,789	$306,656	$(4,006)	$(80,802)	$293,092

(1)	Excess tax benefits are related to share-based compensation.
(2)	Represents change in fair value of available for sale investments, net of tax benefit of $1,369 thousand, $916 thousand and $236 thousand in years ended December 31, 2015, 2014 and 2013, respectively.
(3)	See “—Note 8 (Stockholders’ Equity)” for an explanation of events subsequent to December 31, 2014 giving rise to pro-forma stockholders’ equity of $218.9 million as of December 31, 2014.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net Income	$106,484	$72,988	$58,977
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	611	431	428
Depreciation and amortization	2,033	1,194	1,012
Amortization of share-based compensation	17,386	12,342	6,417
Amortization of original issue discount on debt	521	840	601
Accretion of deferred credit	(521)	(840)	(601)
Book overdraft increase (decrease)	(5,924)	(9,023)	(11,047)
Net realized (gains) losses on investments	(1,060)	(5,627)	14,740
Net change in unrealized (gains) losses on investments	—	—	(7,850)
Amortization of premium/accretion of discount, net	1,831	2,116	1,582
Deferred income taxes	(693)	1,118	7,363
Excess tax (benefits) shortfall from share-based compensation	(5,310)	(7,006)	(359)
Other	42	19	10
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	—	(35)	30,409
Purchase of trading securities	—	—	(26,009)
Proceeds from sales of trading securities	—	—	102,661
Prepaid reinsurance premiums	75,832	50,709	(1,293)
Reinsurance recoverable	32,334	52,660	(18,656)
Reinsurance receivable, net	7,115	(7,265)	24,131
Premiums receivable, net	(385)	(4,911)	3,256
Accrued investment income	(298)	(230)	(720)
Other receivables	(1,783)	12	131
Income taxes recoverable	255	2,477	(5,558)
Deferred policy acquisition costs, net	(34,359)	(9,761)	1,383
Other assets	(750)	(740)	(459)
Unpaid losses and loss adjustment expenses	(35,513)	(24,869)	(34,019)
Unearned premiums	46,618	12,260	(4,583)
Accounts payable	(3,743)	680	(927)
Reinsurance payable, net	7,519	(20,166)	973
Income taxes payable	3,510	6,239	2,226
Other liabilities and accrued expenses	625	2,774	4,803
Advance premium	6,894	(5,040)	7,937
Net cash provided by (used in) operating activities	219,271	123,346	156,959
Cash flows from investing activities:
Proceeds from sale of property and equipment	86	84	8
Purchases of property and equipment	(11,869)	(9,267)	(1,350)
Payments to acquire a business	(1,000)	—	—
Purchases of equity securities, available for sale	(65,038)	(116,541)	(77,859)
Purchases of fixed maturities, available for sale	(178,198)	(106,885)	(305,330)
Purchases of short-term investments, available for sale	(87,538)	(50,000)	—
Purchases of investment real estate, net	(6,220)	—	—
Proceeds from sales of equity securities, available for sale	41,456	163,981	15,542
Proceeds from sales of fixed maturities, available for sale	38,379	17,153	—
Proceeds from sales of short-term investments, available for sale	12,500	—	—
Maturities of fixed maturities, available for sale	74,390	24,287	16,306
Maturities of short-term investments, available for sale	100,000	—	—
Net cash provided by (used in) investing activities	(83,052)	(77,188)	(352,683)
Cash flows from financing activities:
Preferred stock dividend	(10)	(13)	(29)
Common stock dividend	(22,287)	(19,240)	(17,725)
Issuance of common stock	511	73	—
Purchase of treasury stock	(18,649)	(29,736)	(32,366)
Purchase of preferred stock	(256)	—	—
Proceeds received from issuance of contingently redeemable common stock	—	19,000	—
Payments related to tax withholding for share-based compensation	(12,141)	(17,655)	(3,161)
Excess tax benefits (shortfall) from share-based compensation	5,310	7,006	359
Repayment of debt	(8,470)	(7,471)	(1,471)
Proceeds from borrowings	1,390	—	20,000
Net cash provided by (used in) financing activities	(54,602)	(48,036)	(34,393)
Net increase (decrease) in cash and cash equivalents	81,617	(1,878)	(230,117)
Cash and cash equivalents at beginning of period	115,397	117,275	347,392
Cash and cash equivalents at end of period	$197,014	$115,397	$117,275
Supplemental cash and non-cash flow disclosures:
Interest paid	$963	$1,486	$1,166
Income taxes paid	$65,383	$44,769	$36,634
Non-cash transfer of investments from trading to available for sale portfolio	$—	$—	$4,004

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations, Basis of Presentation and Consolidation

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”), is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in eleven states as of December 31, 2015, including Florida, which comprises the majority of the Company’s in-force policies. See “Note 5 – (Insurance Operations0,” for more information regarding the Company’s insurance operations.

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

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of UVE and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash and Cash Equivalents. The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal separately on the face the Consolidated Balance Sheets. See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions.

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

The assessment of whether the impairment of a security’s fair value is other than temporary is performed using a portfolio review as well as a case-by-case review considering a wide range of factors. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including: 1) the Company’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the extent and length of time to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities and short-term investments referred to as severity and duration; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices referred to as credit quality; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause the Company to subsequently determine that an impairment is other than temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Management’s intent and ability to hold securities is a determination that is made at each respective balance sheet date giving consideration to factors known to management for each individual issuer of securities such as credit quality and other publicly available information.

Gains and losses realized on the disposition of investment securities available for sale are determined on the FIFO basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Investment Real Estate. Investment real estate is recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Investment real estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable

Derivatives. Derivatives were held in the Company’s trading portfolio and were reported at fair value with changes in their value reported as unrealized gains or losses until exercised, sold or upon expiration at which time the gain or loss was recognized as a realized gain or loss. The premium received for a written call option was recorded as a liability until the option was either exercised or expired. If the option was exercised by the holder, the Company recognizes the premium received by adjusting the amount of the realized gain or loss on the underlying security by the amount of the option premium received. If the option expired or otherwise terminated, the premium received was recognized as a component of realized gains or losses. All derivatives held in the Company’s trading portfolio were liquidated during the first quarter of 2013.

Premiums Receivable. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience. As of December 31, 2015 and 2014, the Company had recorded allowances for doubtful accounts in the amounts of $344 thousand and $357 thousand, respectively.

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

Goodwill. Goodwill arising from the acquisition of a business is initially measured at cost and not subject to amortization. We assess goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Goodwill is included under Other Assets in the Consolidated Balance Sheets.

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

Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2015 and 2014.

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

Share-based Compensation. The Company accounts for share-based compensation based on the estimated grant-date fair value. The Company recognizes these compensation costs in general and administrative expenses and generally amortizes them on a straight-line basis over the requisite service period of the award, which is the vesting term. Individual tranches of performance-based awards are amortized separately since the vesting of each tranche is subject to independent annual measures. The fair value of stock option awards are estimated using the Black-Scholes option pricing model with the grant-date assumptions discussed in “—Note 9 (Share-Based Compensation).” The fair value of the restricted share grants are determined based on the market price on the date of grant.

Statutory Accounting. UPCIC and APPCIC prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”). The FLOIR requires that insurance companies domiciled in Florida prepare their statutory financial statements in accordance with the Manual, as modified by the FLOIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2015 and 2014 and the results of operations and cash flows, for the years ended December 31, 2015, 2014 and 2013, have been determined in accordance with statutory accounting principles, but adjusted to U.S. GAAP for purposes of these financial statements. The statutory accounting principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from U.S. GAAP.

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

NOTE 3 – INVESTMENTS

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	December 31, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$126,209	$—	$(867)	$125,342
Corporate bonds	126,421	137	(1,041)	125,517
Mortgage-backed and asset-backed securities	151,328	97	(1,265)	150,160
Redeemable preferred stock	9,665	429	(29)	10,065
Other	5,000	—	(1)	4,999
Equity Securities:
Common stock	10,991	15	(244)	10,762
Mutual funds	35,221	5	(3,774)	31,452
Short-term investments	25,011	10	—	25,021
Total	$489,846	$693	$(7,221)	$483,318

	December 31, 2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$120,627	$38	$(627)	$120,038
Corporate bonds	120,025	171	(364)	119,832
Mortgage-backed and asset-backed securities	107,589	136	(502)	107,223
Redeemable preferred stock	6,700	165	(9)	6,856
Equity Securities:
Common stock	331	4	(65)	270
Mutual funds	21,296	—	(1,924)	19,372
Short-term investments	50,000	—	(10)	49,990
Total	$426,568	$514	$(3,501)	$423,581

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

	December 31, 2015		December 31, 2014 (1)
		% of Total		% of Total
Comparable Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$103,097	23.4%	$39,657	9.8%
AA	189,600	43.0%	220,693	54.8%
A	83,850	19.0%	83,734	20.7%
BBB	41,408	9.4%	47,003	11.6%
BB and Below	4,261	1.0%	3,401	0.8%
No Rating Available	18,888	4.2%	9,451	2.3%
Total	$441,104	100.0%	$403,939	100.0%

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

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2015		December 31, 2014
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$74,353	$73,854	$64,905	$64,619
Non-agency	10,430	10,183	8,053	7,987
Asset-backed securities:
Auto loan receivables	29,883	29,712	16,551	16,556
Credit card receivables	32,225	31,985	13,481	13,457
Other receivables	4,437	4,426	4,599	4,604
Total	$151,328	$150,160	$107,589	$107,223

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	December 31, 2015
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	10	$121,912	$(690)	2	$3,429	$(177)
Corporate bonds	101	90,717	(927)	6	4,789	(114)
Mortgage-backed and asset-backed securities	51	118,743	(974)	6	13,902	(291)
Redeemable preferred stock	5	764	(29)	—	—	—
Other	1	4,999	(1)	—	—	—
Equity securities:
Common stock	3	8,690	(148)	2	93	(96)
Mutual funds	3	13,192	(374)	1	7,867	(3,400)
Total	174	$359,017	$(3,143)	17	$30,080	$(4,078)

	December 31, 2014
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	3	$27,341	$(55)	4	$34,050	$(572)
Corporate bonds	67	58,271	(238)	12	15,105	(126)
Mortgage-backed and asset-backed securities	20	48,335	(273)	5	16,842	(229)
Redeemable preferred stock	12	1,153	(9)	—	—	—
Equity securities:
Common stock	2	87	(20)	2	117	(45)
Mutual funds	2	10,514	(97)	1	8,859	(1,827)
Short-term investments	2	37,490	(10)	—	—	—
Total	108	183,191	(702)	24	74,973	(2,799)

At December 31, 2015, we held fixed maturity, equity securities and short-term investments that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, we perform quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity, equity securities and short-term investments, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the

Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities, management has no reason to believe the unrealized losses for securities available for sale at December 31, 2015 are other than temporary.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	December 31, 2015
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$57,230	$57,214
Due after one year through five years	222,963	221,403
Due after five years through ten years	1,460	1,349
Due after ten years	4,119	4,229
Mortgage-backed and asset-backed securities	151,328	150,160
Perpetual maturity securities	6,534	6,749
Total	$443,634	$441,104

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Year Ended
	December 31,
	2015	2014
Sales proceeds (fair value)	$92,335	$181,134
Gross realized gains	$1,553	$6,205
Gross realized losses	$(493)	$(578)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Fixed maturities	$5,642	$3,329	$1,420
Equity securities	1,143	988	1,982
Short-term investments	246	46	—
Other (1)	409	83	148
Total investment income	7,440	4,446	3,550
Less: Investment expenses (2)	(2,285)	(2,071)	(1,622)
Net investment (expense) income	$5,155	$2,375	$1,928

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	December 31, 2015	December 31, 2014
Investment real estate	$6,220	$—
Less: Accumulated depreciation	(103)	—
Investment real estate, net	$6,117	$—

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

NOTE 4 – REINSURANCE

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1st of each year. The Company’s current reinsurance program consists of catastrophe excess of loss reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company remains responsible for the settlement of insured losses irrespective of the failure of any of its reinsurers to make payments otherwise due to the Company.

The Company eliminated the quota share ceded by UPCIC to its reinsurers beginning with the reinsurance program effective June 1,

2015. Under the quota share contracts that were effective June 1, 2014 through May 31, 2015, the quota share ceded by UPCIC to its reinsurers was 30%.  By eliminating the quota share, the Company expects to increase its profitability by retaining all premiums. The elimination of the quota share also decreases the amount of losses and LAE that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The elimination of the quota share also eliminates ceding commissions earned from the Company’s quota share reinsurer during the contract term and eliminates deferred ceding commissions, netted against deferred policy acquisition costs.

The following table presents quota-share cession rates by reinsurance program and the years they were in effect:

Reinsurance Program	Cession Rate
June 2011 - May 2012	50%
June 2012 - May 2013	45%
June 2013 - May 2014	45%
June 2014 - May 2015	30%
June 2015 - May 2016	0%

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2015
		Standard
		and Poor's	Moody's	Due from as of
	AM Best	Rating	Investors	December 31,
Reinsurer	Company	Services	Service, Inc.	2015	2014
Everest Reinsurance Company	A+	A+	A1	$—	$16,780
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	42,086	31,870
Odyssey Reinsurance Company	A	A-	A3	18,742	136,339
Total (1)				$60,828	$184,989

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the year ended December 31, 2015
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$883,409	$836,792	$214,491
Ceded	(256,961)	(332,793)	(26,752)
Net	$626,448	$503,999	$187,739

	For the year ended December 31, 2014
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$789,577	$777,317	$199,181
Ceded	(399,730)	(450,440)	(75,906)
Net	$389,847	$326,877	$123,275

	For the year ended December 31, 2013
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$783,894	$788,477	$216,852
Ceded	(522,116)	(520,822)	(108,237)
Net	$261,778	$267,655	$108,615

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2015	2014
Prepaid reinsurance premiums	$114,673	$190,505
Reinsurance recoverable on unpaid losses and LAE	$13,540	$47,350
Reinsurance recoverable on paid losses	9,313	7,837
Reinsurance receivable, net	353	7,468
Reinsurance recoverable and receivable	$23,206	$62,655

NOTE 5 – INSURANCE OPERATIONS

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	For the years ended December 31,
	2015	2014	2013
DPAC, beginning of year	$54,603	$54,099	$54,431
Capitalized Costs	116,954	108,072	109,981
Amortization of DPAC	(111,538)	(107,568)	(110,313)
DPAC, end of year	$60,019	$54,603	$54,099
DRCC, beginning of year	$28,943	$38,200	$37,149
Ceding Commissions Written	(5,276)	64,810	89,679
Earned Ceding Commissions	(23,667)	(74,067)	(88,628)
DRCC, end of year	$—	$28,943	$38,200
DPAC (DRCC), net, beginning of year	$25,660	$15,899	$17,282
Capitalized Costs, net	122,230	43,262	20,302
Amortization of DPAC (DRCC), net	(87,871)	(33,501)	(21,685)
DPAC (DRCC), net, end of year	$60,019	$25,660	$15,899

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

The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company’s policyholders are concentrated in South Florida, which is periodically subject to adverse weather conditions, such as hurricanes and tropical storms. During the twelve-month periods ended December 31, 2015, 2014 and 2013, the Company did not experience any significant effects from catastrophic events. Management continuously evaluates alternative business strategies to effectively manage the Company’s exposure to catastrophe losses, including the maintenance of catastrophic reinsurance coverage as discussed in “—Note 4 (Reinsurance).”

Management believes that the liabilities for claims and claims expense as of December 31, 2015 are appropriately established in the aggregate and adequate to cover the ultimate cost of reported and unreported claims arising from losses which had occurred by that date. However, if losses exceeded direct loss reserve estimates there could be a material adverse effect on the Company’s financial statements. Also, if there are regulatory initiatives, legislative enactments or case law precedents which change the basis for policy coverage, in any of these events, there could be an effect on direct loss reserve estimates having a material adverse effect on the Company’s financial statements.

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$134,353	$159,222	$193,241
Less: Reinsurance recoverable	(47,350)	(68,584)	(81,415)
Net balance at beginning of period	87,003	90,638	111,826
Incurred (recovered) related to:
Current year	188,040	124,011	111,560
Prior years	(301)	(736)	(2,945)
Total incurred	187,739	123,275	108,615
Paid related to:
Current year	123,952	73,981	62,529
Prior years	65,490	52,929	67,274
Total paid	189,442	126,910	129,803
Net balance at end of period	85,300	87,003	90,638
Plus: Reinsurance recoverable	13,540	47,350	68,584
Balance at end of year	$98,840	$134,353	$159,222

The Company has adjusted prior year reserves to reflect both positive and negative development trends.  The Company continues to see an improvement in claim settlement rates as a result of ongoing claims department initiatives which were originally introduced in 2013.  This has resulted in an accelerated claims settlement process for the majority of claim segments, particularly for the 2015 accident year.

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the FLOIR. UPCIC also is subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer its principal regulatory authority is the FLOIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”), without prior regulatory approval is limited by the provisions of Florida Statutes. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In accordance with Florida Statutes, and based on the calculations performed by the Company as of December 31, 2014, UPCIC had the capacity to pay ordinary dividends of $27.7 million during 2015. APPCIC did not have the capacity to pay ordinary dividends during 2015. For the year ended December 31, 2015, no dividends were paid from UPCIC or APPCIC to UVECF.  Dividends paid to the shareholders of UVE were paid from the earnings of UVE and its non-insurance subsidiaries.

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

	As of December 31,
	2015	2014
Ten percent of total liabilities
UPCIC	$55,928	$42,659
APPCIC	$463	$514
Statutory capital and surplus
UPCIC	$256,987	$200,173
APPCIC	$14,777	$14,036

As of the dates in the table above, both UPCIC and APPCIC met the capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of December 31, 2015.  UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

Through UVECF, the Insurance Entities’ parent company, UVE recorded capital contributions for the periods presented (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Capital Contributions	$—	$—	$—

UPCIC and APPCIC are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2015, based on calculations using the appropriate NAIC RBC formula, UPCIC’s and APPCIC’s reported total adjusted capital was in excess of the requirements.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2015	2014
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,876	$3,609

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2015	2014
Land	$3,987	$3,987
Building	17,806	9,848
Construction in progress	241	1,427
Computers	5,118	2,303
Furniture	1,284	1,286
Automobiles and other vehicles	5,096	3,454
Software	706	653
Total cost	34,238	22,958
Less: Accumulated depreciation	(7,173)	(5,704)
Property and equipment, net	$27,065	$17,254

Depreciation and amortization was $1.9 million, $1.2 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table provides realized gains (losses) on the disposal of property and equipment during the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Realized gain (loss) on disposal	$(26)	$(19)	$(10)

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following as of the dates presented (in thousands):

	December 31,	December 31,
	2015	2014
Surplus note	$15,809	$17,280
Term loan	6,851	13,330
Promissory note	1,390	—
Total	$24,050	$30,610

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index.  The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC of approximately $15.8 million as of December 31, 2015.

The effective interest rate paid on the surplus note was 2.21%, 2.73% and 2.21% for years ended December 31, 2015, 2014 and 2013, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of $1.5 million were made during each of the years ended December 31, 2015, 2014 and 2013.

UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premiums to surplus of 6:1 according to a calculation method set forth in the surplus note.  As of December 31, 2015, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.

Term Loan

On May 23, 2013, UVE entered into a $20 million unsecured term loan agreement and related term note (the “Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”).  See “—Note 11 (Related Party Transactions),” for a discussion of a series of agreements entered into with RenRe Ventures and its affiliate Renaissance Reinsurance Ltd. (“RenRe”).

The Term Loan bears interest at the rate of 0.50% per annum and matures on the earlier of May 23, 2016 or the date that all principal under the Term Loan is pre-paid or deemed paid in full. The Term Loan is amortized over the three-year term and UVE may prepay the loan without penalty. Principal is payable annually on the anniversary of the closing date in three annual installments and interest is payable in arrears on the same dates as the principal payments. The Term Loan contains financial covenants and as of December 31, 2015, UVE was in compliance with such covenants.

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

The following table provides the principal amount and unamortized original issue discount of the Term Loan as of the dates presented (in thousands):

	As of December 31,
	2015	2014
Principal amount	$7,000	$14,000
Less: Unamortized discount	(149)	(670)
Term Loan, net of unamortized discount	$6,851	$13,330

Through the interest rate payment of 0.50% per annum and the amortization of the discount, the effective interest rate on the Term Loan is 5.99%.

Amortization of the original issue discount is included in interest expense, a component of general and administrative expenses, in the Consolidated Statements of Income and was $521 thousand and $840 thousand for the years ended December 31, 2015 and 2014, respectively.

Should UVE default on either the DB Loan (defined below) or the Term Loan, it will be prohibited from paying dividends to its shareholders.

Unsecured Line of Credit

On March 29, 2013, UVE entered into a revolving loan agreement and related revolving note (the “DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), which was most recently amended in July 2015. The DB Loan makes available to UVE an unsecured line of credit in an aggregate amount not to exceed $15.0 million. Draws under the DB Loan have a maturity date of July 31, 2017 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UVE. The interest rate is at the election of UVE. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities.  As of December 31, 2015, UVE was in compliance with all such covenants. UVE had not drawn any amounts under the unsecured line of credit as of December 31, 2015.

Maturities

The following table provides an estimate of principal payments to be made for the amounts due on the surplus note and the Term Loan as of December 31, 2015 (in thousands):

2016	$9,860
2017	1,471
2018	1,471
2019	1,471
2020	1,471
Thereafter	8,455
Total (1)	$24,199

(1)	Differs from amount presented in the Balance Sheet as of December 31, 2015 due to unamortized discount as presented in the table above.

Interest Expense

Interest expense was $1 million, $1.5 million, and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Cumulative Convertible Preferred Stock

As of December 31, 2015 and 2014, the Company had shares outstanding of Series A Preferred Stock. As of December 31, 2014, the Company had shares outstanding of Series M Preferred Stock and the remaining outstanding shares were retired and cancelled during

2015.  Each share of Series A Preferred Stock and Series M Preferred Stock is convertible by the Company into shares of Common Stock.

The following table provides certain information for each series of convertible preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31, 2015			As of December 31, 2014
	Series A	Series M	Total	Series A	Series M	Total
Shares issued and outstanding	10	—	10	10	2	12
Conversion factor	2.50	—	NM	2.50	5.00	NM
Common shares resulting if converted	25	—	25	25	10	35

NM – Not meaningful.

The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to holders of record of the Company’s Series A Preferred Stock of $10 thousand and $13 thousand for the years ended December 31, 2015 and 2014, respectively.

The Series M Preferred Stock pays a cumulative dividend of $0.20 per share per year. The Company declared and paid aggregate dividends to holders of record of the Company’s Series M Preferred Stock of $0 and $400 for the years ended December 31, 2015 and 2014, respectively.

In June 2015, UVE repurchased 2,000 outstanding shares of Series M Preferred Stock at a total cost of $256 thousand.  The repurchase constituted all of the outstanding shares of Series M Preferred Stock and such shares were retired and cancelled.

Common Stock and Contingently Redeemable Common Stock

The following table summarizes the activity relating to shares of the Company’s Common Stock and Contingently Redeemable Common Stock during the periods presented (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2012	41,889	(1,018)	40,871
Conversion of preferred stock	389	—	389
Shares repurchased	—	(7,257)	(7,257)
Options exercised	2,330	—	2,330
Restricted stock grant	1,000	—	1,000
Shares acquired through cashless exercise (1)	—	(1,967)	(1,967)
Shares cancelled	(1,967)	1,967	—
Balance, as of December 31, 2013	43,641	(8,275)	35,366
Conversion of preferred stock	65	—	65
Shares repurchased	—	(2,392)	(2,392)
Treasury shares reissued and classified as contingently redeemable common stock (2)		1,000	1,000
Options exercised	1,900	—	1,900
Restricted stock grant	950	—	950
Shares acquired through cashless exercise (1)	—	(1,787)	(1,787)
Shares cancelled	(1,787)	1,787	—
Balance, as of December 31, 2014	44,769	(9,667)	35,102
Conversion of preferred stock	—	—	—
Shares repurchased	—	(748)	(748)
Options exercised	751	—	751
Restricted stock grant	615	—	615
Shares acquired through cashless exercise (1)	—	(610)	(610)
Shares cancelled	(610)	610	—
Balance, as of December 31, 2015	45,525	(10,415)	35,110

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock (as defined in “—Note 9 (Share-Based Compensation)”) vested. These shares have been cancelled by the Company.

(2)	Subsequent to December 31, 2014, contingently redeemable common stock was reclassified to common stock.

In June 2015, UVE repurchased 200,000 shares of its common stock at market price from Ananke Catastrophe Investments Limited, an affiliate of Nephila Capital Ltd., in a privately negotiated transaction for a total cost of $5.1 million.

During the year ended December 31, 2015, UVE repurchased an aggregate of 548,100 shares of its common stock in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, at a total cost of $13.6 million.

Dividends Declared

The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the year ended December 31,
	2015		2014		2013
	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	Amount	Amount	Amount	Amount	Amount	Amount
First Quarter	$0.12	$4,237	$0.10	$3,464	$0.08	$3,259
Second Quarter	$0.12	$4,283	$0.10	$3,502	$0.08	$2,821
Third Quarter	$0.12	$4,275	$0.10	$3,429	$0.10	$3,511
Fourth Quarter	$0.27	$9,492	$0.25	$8,845	$0.23	$8,134

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

Restrictions limiting the payment of dividends by UVE

UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Long-Term Debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through UVECF. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. Notwithstanding the restriction on the net assets of the Insurance Entities, UVE received distributions from the earnings of its non-insurance consolidated subsidiaries of $58.2 million, $55.8 million and $26.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.  UVE did not make any capital contributions to the Insurance Entities during the years ended December 31, 2015, 2014 and 2013. The Company prepares and files a consolidated federal tax return for UVE and its consolidated subsidiaries with all U.S. GAAP tax related entries recorded on the books of UVE. Since the U.S. GAAP tax related entries are not recorded at the subsidiary level, the Company does not have the ability to produce the amount of net assets for each of its subsidiaries in accordance with U.S. GAAP.

Contingently Redeemable Common Stock

On December 2, 2014, UVE sold 1,000,000 registered shares of its common stock at a price of $19.00 per share, in a privately negotiated transaction, to Ananke Catastrophe Investments Ltd. (“Ananke”), an affiliate of Nephila Capital Ltd., which is subject to certain holding period restrictions.  Ananke is required to hold the shares of common stock for a minimum of six months and then may: 1) sell up to one-third during the next three-month period, 2) sell another one-third during the next three-month period and 3) sell the remaining purchased thereafter.  These shares were initially subject to a repurchase obligation by UVE in the event of a payout from its loss warranty contract. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—UVE Insurance Risk-Linked Contract.”

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

NOTE 9 – SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Company’s 2009 Omnibus Incentive Plan, as amended (the “Incentive Plan”), 3,434,775 shares remained reserved for issuance and were available for new awards under the Incentive Plan as of December 31, 2015.

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

The following table provides certain information related to Stock Options and Restricted Stock during the year ended December 31, 2015 (in thousands, except per share data):

	For the year ended December 31, 2015
	Stock Options				Restricted Stock
		Weighted				Weighted
		Average		Weighted		Average
		Exercise	Aggregate	Average		Grant Date
	Number of	Price per	Intrinsic	Remaining	Number of	Fair Value
	Options	Share (1)	Value	Term	Shares (2)	per Share (1)
Outstanding as of December 31, 2014	2,405	$6.99			675	$12.40
Granted	750	23.72			615	26.04
Forfeited	(60)	7.33			n/a	n/a
Exercised	(751)	5.08			n/a	n/a
Vested	n/a	n/a			(675)	12.40
Expired	(75)	4.87			n/a	n/a
Outstanding as of December 31, 2015	2,269	$13.22	$23,351	4.01	615	$26.04
Exercisable as of December 31, 2015	645	$8.37	$9,554	2.58

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

(2)	All shares outstanding as of December 31, 2015 are expected to vest.
n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Compensation expense:
Stock options	$1,389	$675	$930
Restricted stock	15,997	11,667	5,487
Total	$17,386	$12,342	$6,417
Deferred tax benefits:
Stock options	$532	$260	$359
Restricted stock	4,816	83	433
Total	$5,348	$343	$792
Realized tax benefits:
Stock options	$5,369	$7,321	$2,365
Restricted stock	—	967	374
Total	$5,369	$8,288	$2,739
Excess tax benefits (shortfall):
Stock options	$5,310	$6,472	$418
Restricted stock	—	534	(59)
Total	$5,310	$7,006	$359
Weighted average fair value per option or share:
Stock option grants	$6.34	$3.39	$0.79
Restricted stock grants	$26.04	$12.88	$5.43
Intrinsic value of options exercised	$14,734	$18,979	$6,131
Fair value of restricted stock vested	$17,505	$28,350	$2,548
Cash received for strike price and tax withholdings	$519	$73	$—
Shares acquired through cashless exercise (1)	611	1,787	1,966
Value of shares acquired through cashless exercise (1)	$15,445	$26,947	$12,630

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

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both Stock Options and Restricted Stock (dollars in thousands):

	As of December 31, 2015
	Stock	Restricted
	Options	Stock
Unrecognized expense	$4,795	$3,433
Weighted average remaining years	2.63	0.20

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

The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Year Ended December 31,
	2015	2014	2013
Weighted-average risk-free interest rate	0.54%	0.48%	0.27%
Expected term of option in years	3.38	2.98	3.21
Weighted-average volatility	44.3%	40.3%	34.1%
Dividend yield	3.4%	3.9%	9.1%
Weighted average grant date fair value per share	$6.34	$3.39	$0.79

Restricted Stock Grants

Restricted Stock grants are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements and or to provide to those employees with a continued incentive to share in the success of the Company.  Restricted Stock generally vests over a three year service period commencing on the grant date.

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

The plan titled the “Universal Property & Casualty 401(K) Profit Sharing Plan and Trust” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or loss. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution that does not exceed five percent of their compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2015, 2014 and 2013.

The Company accrued for aggregate contributions of approximately $682 thousand, $599 thousand and $709 thousand to the 401(k) Plan during the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table provides payments made by the Company to related parties for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Downes and Associates	$—	$—	$477
SPC Global RE Advisors LLC	$90	$120	$68

There were no amounts due to SPC Global RE Advisors LLC as of December 31, 2015 and 2014, respectively. Payments due to Downes and Associates and SPC Global RE Advisors LLC were generally made in the month the services were provided.

RenRe currently is, and has been, a participant in the Company’s reinsurance programs.  On May 23, 2013, the Company entered into a series of contracts with RenRe and its affiliate, RenRe Ventures. As discussed in “—Note 7 (Long-Term Debt),” UVE entered into an unsecured Term Loan with RenRe Ventures. The Term Loan is part of a series of agreements entered into by the Company, RenRe and RenRe Ventures pursuant to which, among other things, the Company has purchased a catastrophe risk-linked transaction contract from RenRe and entered into an agreement whereby RenRe will reserve reinsurance capacity for the Company’s reinsurance programs and receive a right of first refusal in respect of a portion thereof. As part of the series of agreements with RenRe and RenRe Ventures, on May 23, 2013, UVE, RenRe Ventures and Mr. Bradley Meier, the Company’s former Chairman, President and Chief Executive Officer, agreed to assign to RenRe Ventures a portion of UVE’s right of first refusal to repurchase shares of its common stock owned by Mr. Meier under the first repurchase agreement entered into on April 1, 2013. RenRe Ventures had a right of first refusal to repurchase one-third of the shares offered by Mr. Meier to any third party, up to the lesser of 2 million shares or 4.99% of UVE’s outstanding common stock, through December 31, 2014 which has expired.

NOTE 12 – INCOME TAXES

Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the years ended December 31,
	2015	2014	2013
Current:
Federal	$61,830	$47,245	$28,508
State and local	7,402	7,877	5,708
Total current expense (benefit)	69,232	55,122	34,216
Deferred:
Federal	(775)	(152)	7,917
State and local	82	(354)	(554)
Total deferred expense (benefit)	(693)	(506)	7,363
Income tax expense	$68,539	$54,616	$41,579

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented (in thousands):

	For the years ended December 31,
	2015	2014	2013
Expected provision at federal statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.2%	0.4%	0.4%
Disallowed compensation	1.1%	4.2%	2.3%
State income tax, net of federal tax benefit	3.4%	3.6%	3.6%
Effect of change in rate	0.1%	—	—
Other, net	(0.6%)	(0.4%)	—
Total income tax expense (benefit)	39.2%	42.8%	41.3%

Deferred income taxes represent the temporary differences between the U.S. GAAP and tax basis of the Company’s assets and liabilities.  The tax effects of temporary differences are as follows as of the dates presented (in thousands):

	As of December 31,
	2015	2014
Deferred income tax assets:
Unearned premiums	$25,082	$15,835
Advanced premiums	1,859	1,332
Unpaid losses and LAE	1,105	1,654
Regulatory assessments	31	111
Share-based compensation	5,535	520
Accrued wages	164	539
Allowance for uncollectible receivables	214	138
Additional tax basis of securities	51	53
Capital loss carryforwards	850	918
Other comprehensive income	2,521	1,152
Total deferred income tax assets	37,412	22,252
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(22,969)	(9,898)
Prepaid expenses	(456)	(504)
Other	(75)	—
Total deferred income tax liabilities	(23,500)	(10,402)
Net deferred income tax asset	$13,912	$11,850

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2015.

The deferred tax asset balance is analyzed regularly by management.  Based on these analyses, the Company has determined that its deferred tax asset is recoverable.  Projections of future taxable income or gains incorporate several assumptions of future business and operations that are apt to differ from actual experience.  If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income or gains for each tax-paying component prove to be incorrect, a valuation allowance may be required.

The Company has adopted ASC 740-10-05, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  ASC 740 provides a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company’s policy is to classify interest and penalties related to unrecognized tax positions in its provision for income taxes.  As of December 31, 2015, 2014 and 2013, we have determined that no uncertain tax liabilities are required.

The Company filed a consolidated federal income tax return for the fiscal years ended December 31, 2014, 2013 and 2012 and intends to file the same for the year ended December 31, 2015.  The tax allocation agreement between the Company and the Insurance Entities provide that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers.  The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a U.S. GAAP basis.

During 2015, the Company amended its 2010 federal tax return which resulted in a decrease to the 2013 Capital Loss carryforward of approximately $5.6 million.  The Company had subsequently amended its 2009 federal tax return to carryback its 2012 Capital Loss carryforward resulting in a refund of approximately $5.7 million.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2012 through 2014 tax years are still subject to examination in the U.S.  Various state jurisdiction tax years remain open to examination.  The Company received notice from the IRS Joint Committee on Taxation that it has completed its consideration of the audit relating to the loss carryback of realized losses from securities sold during 2012 and applied to 2009.  The IRS Joint Committee on Taxation has taken no exception to the conclusion reached by the Internal Revenue Service, the result of which yielded no material change.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator for EPS:
Net income	$106,484	$72,988	$58,977
Less: Preferred stock dividends	(10)	(13)	(29)
Income available to common stockholders	$106,474	$72,975	$58,948
Denominator for EPS:
Weighted average common shares outstanding	34,799	33,569	35,866
Plus: Assumed conversion of share-based compensation (1)	1,056	1,535	1,531
Assumed conversion of preferred stock	29	46	379
Weighted average diluted common shares outstanding	35,884	35,150	37,776
Basic earnings per common share	$3.06	$2.17	$1.64
Diluted earnings per common share	$2.97	$2.08	$1.56
Weighted average number of antidilutive shares	311	64	518

(1)	Represents the dilutive effect of unvested Restricted Stock and unexercised Stock Options.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods presented (in thousands):

	Year Ended December 31,
	2015			2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$(2,480)	$(963)	$(1,517)	$3,252	$1,255	$1,997	$685	$264	$421
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,060)	(406)	(654)	(5,627)	(2,171)	(3,456)	(1,297)	(500)	(797)
Net current period other comprehensive income (loss)	$(3,540)	$(1,369)	$(2,171)	$(2,375)	$(916)	$(1,459)	$(612)	$(236)	$(376)

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Year Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2015	2014	2013	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$1,060	$5,627	$1,297	Net realized gains (losses) on investments
	(406)	(2,171)	(500)	Income taxes, current
	$654	$3,456	$797	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases and Other

The Company and its subsidiaries are lessees under various operating leases for real estate and equipment. The following table provides future minimum rental payments required under the non-cancelable operating leases as of the date presented (in thousands):

As of December 31, 2015
2016	$195
2017	133
2018	127
2019	64
Total	$519

Total rental expense was $121 thousand, $753 thousand and $423 thousand in 2015, 2014 and 2013, respectively.

On December 2, 2014, UVE entered into a letter agreement with Ananke that calls for a minimum annual spend of $5 million towards covered loss index swaps during the period from June 1, 2016 through May 31, 2025.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$125,342	$—	$125,342
Corporate bonds	—	125,517	—	125,517
Mortgage-backed and asset-backed securities	—	150,160	—	150,160
Redeemable preferred stock	—	10,065	—	10,065
Other	—	4,999	—	4,999
Equity securities:
Common stock	10,762	—	—	10,762
Mutual funds	31,452	—	—	31,452
Short-term investments	—	25,021	—	25,021
Total assets accounted for at fair value	$42,214	$441,104	$—	$483,318

	Fair Value Measurements
	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$120,038	$—	$120,038
Corporate bonds	—	119,832	—	119,832
Mortgage-backed and asset-backed securities	—	107,223	—	107,223
Redeemable preferred stock	—	6,856	—	6,856
Equity securities:
Common stock	270	—	—	270
Mutual funds	19,372	—	—	19,372
Short-term investments (1)	—	37,490	—	37,490
Total assets accounted for at fair value	$19,642	$391,439	$—	$411,081

(1)	Excludes $12.5 million of certificates of deposit not subject to remeasurement.

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2015		2014
		(Level 3)		(Level 3)
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Liabilities (debt):
Surplus note	$15,809	$14,166	$17,280	$14,951
Term loan	$6,851	$6,851	$13,330	$13,330
Promissory note	$1,390	$1,390	$—	$—

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

NOTE 17 – QUARTERLY RESULTS FOR 2015 AND 2014 (UNAUDITED)

The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended December 31, 2015
Net premiums earned	$94,360	$112,888	$146,153	$150,598
Investment income	862	1,207	1,307	1,779
Total revenues	103,810	123,591	157,043	162,100
Total expenses	65,787	82,371	109,143	114,220
Net income	22,330	24,704	30,298	29,152
Basic earnings per share	$0.65	$0.71	$0.87	$0.84
Diluted earnings per share	$0.62	$0.69	$0.84	$0.82
For the year ended December 31, 2014
Net premiums earned	$63,807	$73,362	$94,288	$95,420
Investment income	518	412	644	801
Total revenues	74,305	86,989	103,500	104,482
Total expenses	51,188	56,580	66,348	67,556
Net income	13,549	17,126	21,341	20,972
Basic earnings per share	$0.41	$0.50	$0.64	$0.63
Diluted earnings per share	$0.38	$0.49	$0.61	$0.59

The improvement in the fourth quarter results for 2015 compared to 2014 includes an increase in revenues of $57.6 million offset by an increase in operating expenses of $46.7 million. The primary driver behind these increases was organic growth in, and outside of Florida and the elimination of quota-share reinsurance in June 2015. The Company also benefited from an overall decrease in the cost of certain reinsurance. The effective tax rate for the fourth quarter of 2015 decreased compared to the same period in 2014 primarily as a result of a reduction in non-deductible compensation.

NOTE 18 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2015.

On January 14, 2016, the Company declared a dividend of $0.14 per share on its outstanding common stock payable on March 2, 2016, to shareholders of record on February 18, 2016.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by Plante & Moran, PLLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The auditor’s attestation report on management’s assessment of the Company’s internal control over financial reporting is presented above at “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE

part iii

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company. The code is available on the Company’s website at www.universalinsuranceholdings.com. A copy of the Company’s Code of Business Conduct and Ethics may be obtained free of charge by written request to Frank C. Wilcox, CFO, Universal Insurance Holdings, Inc., 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, FL 33309.

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and which is incorporated herein by reference (the “2016 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding Executive Compensation, reference is made to the 2016 Proxy Statement and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to the 2016 Proxy Statement and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding Certain Relationships and Related Transactions, and Director Independence, reference is made to the 2016 Proxy Statement and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding Principal Accountant Fees and Services, reference is made to the 2016 Proxy Statement and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon filed with this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(3)	Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (9)

3.2	Registrant’s Amended and Restated Bylaws (3)

3.3	Certificate of Designation for Series A Convertible Preferred Stock dated October 11, 1994 (2)

3.4	Certificate of Designations, Preferences, and Rights of Series M Convertible Preferred Stock dated August 13, 1997 (1)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated September 30, 1998 (2)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 18, 2000 (2)

3.7	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated October 25, 2001 (2)

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated December 7, 2005 (6)

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 18, 2007 (6)

4.1	Form of Common Stock Certificate (9)

10.1	The Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan (10)*

10.2	Non-Qualified Stock Option Agreement, dated February 4, 2010, by and between the Company and Sean P. Downes (7)*

10.3	Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (4)*

10.4	Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (4)*

10.5	Director Services Agreement, dated July 12, 2007, by and between the Company and Reed J. Slogoff (4)*

10.6	Performance-Based Restricted Stock Award, dated April 18, 2011, by and between the Company and Sean P. Downes (8)*

10.7	Restricted Stock Award Agreement dated August 27, 2012, by and between the Company and Sean P. Downes (11)*

10.8	Non-qualified Stock Option Agreement by and between the Company and Sean P. Downes (11)*

10.9	Form of Indemnification Agreement (12)*

10.10	Founder and Adviser Agreement, dated February 6, 2013, by and between the Company and Bradley I. Meier (13)*

10.11	Amended and Restated Employment Agreement, dated February 22, 2013, by and between the Company and Sean P. Downes (14)*

10.12	Employment Agreement, dated February 22, 2013, by and between the Company and Jon W. Springer (14)*

10.13	Employment Agreement, dated February 22, 2013, by and between the Company and Norman M. Meier (14)*

10.14	Employment Agreement, dated March 21, 2013, by and between the Company and Stephen J. Donaghy (15)*

10.15	Employment Agreement, dated as of August 5, 2013, by and between Frank Wilcox and the Company (22)*

10.16	Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (19)*

10.17	Director Services Agreement, dated June 6, 2013, by and between the Company and Darryl L. Lewis (19)*

10.18	Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (20)*

10.19	Management Agreements by and between Universal Property & Casualty Insurance Company and Universal P&C Management, Inc. dated as of June 2, 1997 (1)

10.20	Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (5)

10.21	Addendum No. 1 to the Surplus Note between the Company and the State Board of Administration (5)

10.22	Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (5)

10.23	Independent Adjusting Firm Agreement between the Company and Downes and Associates (5)

10.24	Revolving Loan Agreement, dated March 29, 2013, by and between the Company and Deutsche Bank Trust Company Americas (16)

10.25	Revolving Note, dated March 29, 2013, by the Company in favor of Deutsche Bank Trust Company Americas, in the original principal amount of $10,000,000 (16)

10.27	Term Loan Agreement, dated May 23, 2013, by and between the Company and RenaissanceRe Ventures Ltd. (18)

10.28	Term Note, dated May 23, 2013, by the Company in favor of RenaissanceRe Ventures Ltd., in the original principal amount of $20,000,000 (18)

10.29	Sharing Agreement, dated May 23, 2013, by and between RenaissanceRe Ventures Ltd. and Deutsche Bank Trust Company Americas and acknowledged by the Company and the guarantors party thereto (18)

10.30	First Amendment and Consent to Revolving Loan Agreement, dated May 23, 2013, by and between Deutsche Bank Trust Company Americas and the Company (18)

10.31	Agreement of Purchase and Sale, dated July 12, 2013, by and between Commercial Station LLC and Universal Property & Casualty Insurance Company (21)

10.32	Director Services Agreement, dated June 5, 2014, by and between the Company and Ralph J. Palmieri (25)*

10.33	Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (25)*

10.34	Amendment No. 1 to Employment Agreement, dated December 15, 2014, between Jon W. Springer and the Company (26)*

10.35	Amendment No. 1 to Employment Agreement, dated December 15, 2014, between Stephen J. Donaghy and the Company (26)*

14	Code of Business Conduct and Ethics

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These Exhibit Numbers are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 13, 1997, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 9, 2003.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2007.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2009.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-163564) filed with the Securities and Exchange Commission on December 8, 2009.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2010.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on May 12, 2011.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on June 14, 2012.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on August 29, 2012.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with the Securities and Exchange Commission on November 15, 2012.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2013.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2013.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2013.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2013.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2013.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013.

(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-189122) deemed effective on June 6, 2013.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2013.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 5, 2013.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2014.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2014.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2014.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: February 24, 2016	By:	/s/ Sean P. Downes
Sean P. Downes, President, Chief Executive Officer and Principal Executive Officer

	By:	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean P. Downes	President, Chief Executive Officer and Director (Principal	February 24, 2016
Sean P. Downes	Executive Officer)

/s/ Jon W. Springer	Executive Vice President, Chief Operating Officer and Director	February 24, 2016
Jon W. Springer

/s/ Frank C. Wilcox	Chief Financial Officer (Principal Accounting Officer)	February 24, 2016
Frank C. Wilcox

/s/ Scott P. Callahan	Director	February 24, 2016
Scott P. Callahan

/s/ Darryl L. Lewis	Director	February 24, 2016
Darryl L. Lewis

/s/ Ralph J. Palmieri	Director	February 24, 2016
Ralph J. Palmieri

/s/ Richard D. Peterson	Director	February 24, 2016
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	February 24, 2016
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	February 24, 2016
Ozzie A. Schindler

/s/ Joel M. Wilentz	Director	February 24, 2016
Joel M. Wilentz

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Universal Insurance Holdings, Inc. had no long term obligations, guarantees or material contingencies as of December 31, 2015 and 2014. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):

CONDENSED BALANCE SHEETS

	As of December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$2,046	$14,890
Investments in subsidiaries and undistributed earnings	291,793	216,656
Fixed maturities, at fair value	2,980	2,967
Equity maturities, at fair value	551	627
Income taxes recoverable	5,420	5,675
Deferred income taxes	13,912	11,850
Other assets	358	1,040
Total assets	$317,060	$253,705
LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$—	$169
Income taxes payable	—	1,799
Long-term debt	6,851	13,330
Other accrued expenses	17,117	19,491
Total liabilities	23,968	34,789

Contingently redeemable common stock	—	19,000
Issued shares - 0 and 1,000
Outstanding shares - 0 and 1,000
STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 12
Outstanding shares - 10 and 12
Minimum liquidation preference - $9.99 and $8.49 per share
Common stock, $.01 par value	455	448
Authorized shares - 55,000
Issued shares - 45,525 and 43,769
Outstanding shares - 35,110 and 34,102
Treasury shares, at cost - 10,415 and 9,667	(80,802)	(62,153)
Additional paid-in capital	70,789	40,987
Accumulated other comprehensive income (loss), net of taxes	(4,006)	(1,835)
Retained earnings	306,656	222,469
Total stockholders' equity	293,092	199,916
Total liabilities, contingently redeemable common stock and stockholders' equity	$317,060	$253,705

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2015	2014	2013
REVENUES
Net investment income (expense)	$22	$(23)	$207
Net realized gains (losses) on investments	66	625	(2,947)
Net change in unrealized gains (losses) on investments	—	—	1,625
Management fee	140	121	134
Total premiums earned and other revenues	228	723	(981)
OPERATING COSTS AND EXPENSES
General and administrative expenses	48,056	39,062	32,476
Total operating cost and expenses	48,056	39,062	32,476
LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(47,828)	(38,339)	(33,457)
Benefit from income taxes	(17,495)	(16,403)	(13,834)
LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(30,333)	(21,936)	(19,623)
Equity in net income of subsidiaries	136,817	94,924	78,600
CONSOLIDATED NET INCOME	$106,484	$72,988	$58,977

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net Income	$106,484	$72,988	$58,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(136,817)	(94,924)	(78,600)
Distribution of income from subsidiaries	58,224	55,805	26,898
Depreciation	4	2	—
Amortization of share-based compensation	17,386	12,342	6,417
Amortization of original issue discount on debt	521	840	601
Accretion of deferred credit	(521)	(840)	(601)
Net realized (gains) losses on investments	(66)	(625)	2,947
Net change in unrealized (gains) losses on investments	—	—	(1,625)
Deferred income taxes	(693)	1,118	7,363
Excess tax benefits from share-based compensation	(5,310)	(7,006)	(359)
Other	—	—	—
Net changes in assets and liabilities relating to operating activities:
Purchases of equity securities, trading	—	—	(3,972)
Proceeds from sale of equity securities, trading	—	—	16,712
Income taxes recoverable	255	2,477	(5,558)
Income taxes payable	3,510	6,239	2,226
Other operating assets and liabilities	(1,338)	5,752	1,347
Net cash provided by (used in) operating activities	41,639	54,168	32,773
Cash flows from investing activities:
Capital contributions to subsidiaries	—	(5,585)	(1,600)
Purchases of equity securities, available for sale	(1,442)	(15,836)	(10,357)
Purchase of fixed maturities, available for sale	—	(3,000)	(750)
Proceeds from sales of equity securities, available for sale	1,481	26,060	—
Proceeds from sales of fixed maturities, available for sale	—	770	—
Net cash provided by (used in) investing activities	39	2,409	(12,707)
Cash flows from financing activities:
Proceeds from borrowings	—	—	20,000
Repayment of debt	(7,000)	(6,000)	—
Preferred stock dividend	(10)	(13)	(29)
Common stock dividend	(22,287)	(19,240)	(17,725)
Issuance of common stock	511	73	—
Purchase of treasury stock	(18,649)	(29,736)	(32,365)
Purchase of preferred stock	(256)	—	—
Proceeds received from issuance of contingently redeemable common stock	—	19,000	—
Payments related to tax withholding for share-based compensation	(12,141)	(17,655)	(3,161)
Excess tax benefits (shortfall) from share-based compensation	5,310	7,006	359
Net cash provided by (used in) financing activities	(54,522)	(46,565)	(32,921)
Net increase (decrease) in cash and cash equivalents	(12,844)	10,012	(12,855)
Cash and cash equivalents at beginning of period	14,890	4,878	17,733
Cash and cash equivalents at end of period	$2,046	$14,890	$4,878

See accompanying notes to condensed financial statements

NOTE 1 – GENERAL

The financial statements of the Registrant should be read in conjunction with the consolidated financial statements in “Item 8.”

Nature of Operations and Basis of Presentation

Universal Insurance Holdings, Inc. (the “Company”) is a Delaware corporation incorporated in 1990. The Company is an insurance holding company whose wholly-owned subsidiaries perform all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company and American Platinum Property and Casualty Insurance Company, the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements.

The Company generates revenues from earnings on investments and management fees. The Company also receives distributions of earnings from its insurance and non-insurance subsidiaries.

Certain amounts in the prior periods’ condensed financial statements have been reclassified in order to conform to current period presentation. Such reclassifications had no effect on net income or stockholders’ equity.

NOTE 2 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2015.

On January 14, 2016, the Company declared a dividend of $0.14 per share on its outstanding common stock payable on March 2, 2016, to shareholders of record on February 18, 2016.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented (in thousands):

		Additions
			Charges to
	Beginning	Charges to	Other		Ending
	Balance	Earnings	Accounts	Deductions	Balance
Description
Year Ended December 31, 2015:
Allowance for doubtful accounts	$357	395	—	408	$344
Year Ended December 31, 2014:
Allowance for doubtful accounts	$446	431	—	520	$357
Year Ended December 31, 2013:
Allowance for doubtful accounts	$530	428	—	512	$446

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY

AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of
	December 31,	For the Year Ended December 31,
	Reserves	Incurred	Incurred
	for Unpaid	Loss and	Loss and		Net
	Losses and	LAE Current	LAE Prior	Paid Losses	Investment
	LAE	Year	Years	and LAE	Income
2015	$98,840	$188,040	$(301)	$189,442	$5,155
2014	$134,353	$124,011	$(736)	$126,910	$2,375
2013	$159,222	$111,560	$(2,945)	$129,803	$1,928

	As of
	December 31,	For the Year Ended December 31,
	Deferred
	Policy		Net	Net
	Acquisition	Amortization	Premiums	Premiums	Unearned
	Cost ("DPAC"), Net	of DPAC, Net	Written	Earned	Premiums
2015	$60,019	$(87,871)	$626,448	$503,999	$442,366
2014	$25,660	$(33,501)	$389,847	$326,877	$395,748
2013	$15,899	$(21,685)	$261,778	$267,655	$383,488

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015, and the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Chicago, Illinois

February 24, 2016