Form 10-Q
period 2016-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2016-05-09
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,331,319 shares of common stock, par value $0.01 per share, outstanding on May 2, 2016.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2016 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month period ended March 31, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 24, 2016.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Plante & Moran, PLLC
Chicago, Illinois May 9, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$160,034	$197,014
Restricted cash and cash equivalents	2,635	2,635
Fixed maturities, at fair value	488,725	416,083
Equity securities, at fair value	31,754	42,214
Short-term investments, at fair value	12,505	25,021
Investment real estate, net	8,110	6,117
Prepaid reinsurance premiums	119,927	114,673
Reinsurance recoverable	17,162	22,853
Reinsurance receivable, net	186	353
Premiums receivable, net	54,719	50,980
Other receivables	21,754	4,626
Property and equipment, net	28,070	27,065
Deferred policy acquisition costs, net	61,158	60,019
Income taxes recoverable	5,420	5,420
Deferred income tax asset, net	11,840	13,912
Other assets	4,997	4,563
Total assets	$1,028,996	$993,548
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$84,975	$98,840
Unearned premiums	449,086	442,366
Advance premium	32,289	24,813
Accounts payable	3,894	378
Reinsurance payable, net	75,446	73,585
Income taxes payable	17,383	—
Other liabilities and accrued expenses	28,549	36,424
Long-term debt	23,077	24,050
Total liabilities	714,699	700,456

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	453	455
Authorized shares - 55,000
Issued shares - 45,315 and 45,525
Outstanding shares - 34,800 and 35,110
Treasury shares, at cost - 10,515 and 10,415	(82,676)	(80,802)
Additional paid-in capital	70,280	70,789
Accumulated other comprehensive income (loss), net of taxes	(725)	(4,006)
Retained earnings	326,965	306,656
Total stockholders' equity	314,297	293,092
Total liabilities and stockholders' equity	$1,028,996	$993,548

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$227,973	$211,605
Ceded premiums written	(74,059)	(106,497)
Net premiums written	153,914	105,108
Change in net unearned premium	(1,466)	(10,748)
Premiums earned, net	152,448	94,360
Net investment income (expense)	1,605	862
Net realized gains (losses) on investments	667	171
Commission revenue	4,113	3,168
Policy fees	4,114	3,832
Other revenue	1,499	1,417
Total premiums earned and other revenues	164,446	103,810
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	66,117	33,590
General and administrative expenses	57,230	32,197
Total operating costs and expenses	123,347	65,787
INCOME BEFORE INCOME TAXES	41,099	38,023
Income tax expense	15,873	15,693
NET INCOME	$25,226	$22,330
Basic earnings per common share	$0.73	$0.65
Weighted average common shares outstanding - Basic	34,527	34,578
Fully diluted earnings per common share	$0.71	$0.62
Weighted average common shares outstanding - Diluted	35,594	36,081
Cash dividend declared per common share	$0.14	$0.12

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$25,226	$22,330
Other comprehensive income (loss)	3,281	1,197
Comprehensive income (loss)	$28,507	$23,527

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities	$43,737	$60,662
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	50
Purchases of property and equipment	(1,728)	(7,613)
Payments to acquire a business	—	(1,000)
Purchases of equity securities	(20,178)	(17,056)
Purchases of fixed maturities	(95,889)	(24,965)
Purchases of investment real estate, net	(2,021)	—
Proceeds from sales of equity securities	13,210	15,300
Proceeds from sales of fixed maturities	16,152	12,891
Proceeds from sales of short-term investments	12,500	—
Maturities of fixed maturities	10,504	19,786
Maturities of short-term investments	—	12,500
Net cash provided by (used in) investing activities	(67,450)	9,893
Cash flows from financing activities:
Preferred stock dividend	(3)	(2)
Common stock dividend	(4,915)	(4,237)
Issuance of common stock	—	503
Purchase of treasury stock	(1,874)	—
Payments related to tax withholding for share-based compensation	(3,897)	(3,673)
Excess tax benefits (shortfall) from share-based compensation	(1,510)	4,136
Repayment of debt	(1,068)	(368)
Net cash provided by (used in) financing activities	(13,267)	(3,641)
Net increase (decrease) in cash and cash equivalents	(36,980)	66,914
Cash and cash equivalents at beginning of period	197,014	115,397
Cash and cash equivalents at end of period	$160,034	$182,311
Supplemental cash and non-cash flow disclosures:
Interest paid	$196	$310
Income taxes paid	$—	$1,619

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in twelve states as of March 31, 2016, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

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

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 24, 2016. The condensed consolidated balance sheet at December 31, 2015, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

To conform to the current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.

The Financial Statements include the accounts of UVE and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Management must make estimates and assumptions that affect amounts reported in the Company’s Financial Statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

2. Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2015.  There are no new or revised disclosures or disclosures required on a quarterly basis.

3. Investments

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	March 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$131,110	$904	$(91)	$131,923
Corporate bonds	157,358	1,410	(445)	158,323
Mortgage-backed and asset-backed securities	183,108	794	(380)	183,522
Redeemable preferred stock	9,518	444	(11)	9,951
Other	5,000	6	—	5,006
Equity Securities:
Common stock	215	—	(96)	119
Mutual funds	35,340	11	(3,716)	31,635
Short-term investments	12,504	1	—	12,505
Total	$534,153	$3,570	$(4,739)	$532,984

	December 31, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$126,209	$—	$(867)	$125,342
Corporate bonds	126,421	137	(1,041)	125,517
Mortgage-backed and asset-backed securities	151,328	97	(1,265)	150,160
Redeemable preferred stock	9,665	429	(29)	10,065
Other	5,000	—	(1)	4,999
Equity Securities:
Common stock	10,991	15	(244)	10,762
Mutual funds	35,221	5	(3,774)	31,452
Short-term investments	25,011	10	—	25,021
Total	$489,846	$693	$(7,221)	$483,318

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

	March 31, 2016		December 31, 2015
		% of Total		% of Total
Comparable Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$105,619	21.1%	$103,097	23.4%
AA	250,589	50.0%	189,600	43.0%
A	67,894	13.5%	83,850	19.0%
BBB	72,580	14.5%	41,408	9.4%
BB+ and Below	1,537	0.3%	4,261	1.0%
No Rating Available	3,011	0.6%	18,888	4.2%
Total	$501,230	100.0%	$441,104	100.0%

The tables above include comparable credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2016		December 31, 2015
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$83,623	$83,897	$74,353	$73,854
Non-agency	17,411	17,383	10,430	10,183
Asset-backed securities:
Auto loan receivables	39,247	39,360	29,883	29,712
Credit card receivables	34,706	34,763	32,225	31,985
Other receivables	8,121	8,119	4,437	4,426
Total	$183,108	$183,522	$151,328	$150,160

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	March 31, 2016
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	2	$28,934	$(26)	2	$3,506	$(64)
Corporate bonds	28	24,139	(304)	7	7,826	(145)
Mortgage-backed and asset-backed securities	17	32,977	(198)	5	12,486	(118)
Redeemable preferred stock	5	2,149	(9)	2	257	(5)
Other
Equity securities:
Common stock	1	67	(13)	2	119	(96)
Mutual funds	5	34,819	(751)	1	8,436	(3,010)
Short-term investments	—	—	—	—	—	—
Total	58	$123,085	$(1,301)	19	$32,630	$(3,438)

	December 31, 2015
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	10	$121,912	$(690)	2	$3,429	$(177)
Corporate bonds	101	90,717	(927)	6	4,789	(114)
Mortgage-backed and asset-backed securities	51	118,743	(974)	6	13,902	(291)
Redeemable preferred stock	5	764	(29)	—	—	—
Other	1	4,999	(1)	—	—
Equity securities:
Common stock	3	8,690	(148)	2	93	(96)
Mutual funds	3	13,192	(374)	1	7,867	(3,400)
Total	174	$359,017	$(3,143)	17	$30,080	$(4,078)

At March 31, 2016, the Company held fixed maturity, equity securities and short-term investments that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity, equity securities and short-term investments, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based upon management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities, management has no reason to believe the unrealized losses for securities available for sale at March 31, 2016 are other than temporary.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	March 31, 2016
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$34,979	$34,960
Due after one year through five years	266,958	268,810
Due after five years through ten years	3,006	3,055
Due after ten years	3,990	4,084
Mortgage-backed and asset-backed securities	183,108	183,522
Perpetual maturity securities	6,557	6,799
Total	$498,598	$501,230

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Sales proceeds (fair value)	$60,167	$40,595
Gross realized gains	$685	$186
Gross realized losses	$(18)	$(15)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Fixed maturities	$1,831	$1,184
Equity securities	203	57
Short-term investments	115	38
Other (1)	73	66
Total investment income	2,222	1,345
Less: Investment expenses (2)	(617)	(483)
Net investment (expense) income	$1,605	$862

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	March 31, 2016	December 31, 2015
Investment real estate	$8,242	$6,220
Less: Accumulated depreciation	(132)	(103)
Investment real estate, net	$8,110	$6,117

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

Amounts recoverable from reinsurers are estimated in a manner consistent with the terms of the respective reinsurance contracts. Reinsurance premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the respective reinsurance contracts. Ceding commissions received in connection with quota share reinsurance are deferred and netted against deferred policy acquisition costs and amortized over the effective period of the related insurance policies.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2016			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	March 31,	December 31,
Reinsurer	Company	Services	Service, Inc.	2016	2015
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	16,834	42,086
Odyssey Reinsurance Company	A	A-	A3	13,393	18,742
Total (1)				$30,227	$60,828

(1)

Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

n/a  No rating available, because this state trust fund, which is under the direction of the Florida State Board of Administration, is not rated.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2016			2015
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$227,973	$221,252	$66,148	$211,605	$196,671	$49,290
Ceded	(74,059)	(68,804)	(31)	(106,497)	(102,311)	(15,700)
Net	$153,914	$152,448	$66,117	$105,108	$94,360	$33,590

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2016	2015
Prepaid reinsurance premiums	$119,927	$114,673
Reinsurance recoverable on unpaid losses and LAE	$7,709	$13,540
Reinsurance recoverable on paid losses	9,453	9,313
Reinsurance receivable, net	186	353
Reinsurance recoverable and receivable	$17,348	$23,206

5. Insurance Operations

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
DPAC, beginning of period	$60,019	$54,603
Capitalized Costs	30,735	28,567
Amortization of DPAC	(29,596)	(26,987)
DPAC, end of period	$61,158	$56,183
DRCC, beginning of period	$—	$28,943
Ceding Commissions Written	—	17,661
Earned Ceding Commissions	—	(16,616)
DRCC, end of period	$—	$29,988
DPAC (DRCC), net, beginning of period	$60,019	$25,660
Capitalized Costs, net	30,735	10,906
Amortization of DPAC (DRCC), net	(29,596)	(10,371)
DPAC (DRCC), net, end of period	$61,158	$26,195

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$98,840	$134,353
Less: Reinsurance recoverable	(13,540)	(47,350)
Net balance at beginning of period	85,300	87,003
Incurred (recovered) related to:
Current year	66,101	33,559
Prior years	16	27
Total incurred	66,117	33,586
Paid related to:
Current year	18,618	6,789
Prior years	55,533	31,352
Total paid	74,151	38,141
Net balance at end of period	77,266	82,448
Plus: Reinsurance recoverable	7,709	42,713
Balance at end of period	$84,975	$125,161

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). UPCIC also is subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer its principal regulatory authority is the FLOIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”), without prior regulatory approval is limited by the provisions of Florida Statutes. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In accordance with Florida Statutes, and based on the calculations performed by the Company as of December 31, 2015, UPCIC has the capacity to pay ordinary dividends of $52.9 million during 2016. APPCIC does not have the capacity to pay ordinary dividends during 2016. For the three months ended March 31, 2016, no dividends were paid from UPCIC or APPCIC to UVECF. Dividends paid to the shareholders of UVE in 2016 have been paid from the earnings of UVE and its non-insurance subsidiaries.

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

	March 31,	December 31,
	2016	2015
Ten percent of total liabilities
UPCIC	$57,002	$55,928
APPCIC	$449	$463
Statutory capital and surplus
UPCIC	$274,069	$256,987
APPCIC	$14,754	$14,777

As of the dates in the table above, both UPCIC and APPCIC met the capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of March 31, 2016.  UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31,	December 31,
	2016	2015
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,964	$3,876

6. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2016	2015
Surplus note	$15,441	$15,809
Term loan	6,946	6,851
Promissory note	690	1,390
Total	$23,077	$24,050

In addition to the long-term debt listed above, UVE has an unsecured line of credit and had not drawn any amounts under that debt facility.  The term loan and unsecured line of credit contain certain covenants and restrictions applicable while amounts are outstanding thereunder.  Pursuant to the agreements underlying the term loan and unsecured line of credit, UVE will be prohibited from paying dividends to its shareholders should UVE default on such underlying agreements.  UVE was in compliance with the covenants of the term loan as of March 31, 2016.  UPCIC was in compliance with the terms of the surplus note as of March 31, 2016.

7. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock and contingently redeemable common stock during the three months ended March 31, 2016 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2015	45,525	(10,415)	35,110
Shares repurchased	—	(100)	(100)
Shares acquired through cashless exercise (1)	—	(210)	(210)
Shares cancelled	(210)	210	—
Balance, as of March 31, 2016	45,315	(10,515)	34,800

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

In November 2015, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $10 million of its outstanding shares of common stock through December 31, 2016. During the three months ended March 31, 2016, UVE repurchased 100,000 shares, at an aggregate price of $1.9 million, pursuant to such repurchase program.

Dividends

On January 14, 2016, UVE declared a cash dividend of $0.14 per share on its outstanding common stock paid on March 2, 2016, to the shareholders of record at the close of business on February 18, 2016.

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

The following table provides payments made by the Company for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
SPC Global RE Advisors LLC	$—	$30

There were no amounts due to SPC Global RE Advisors LLC as of March 31, 2016, and December 31, 2015, respectively. Payments due to SPC Global RE Advisors LLC were generally made in the month the services were provided.

9. Income Taxes

During the three months ended March 31, 2016 and 2015, the Company recorded approximately $15.9 million and $15.7 million of income taxes, respectively.  The effective tax rate for the quarter ending March 31, 2016 is 38.6% compared to a 41.3% effective tax rate for the same period in the prior year.

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

The reduction in the Company’s effective tax rates for the three months ended March 31, 2016 compared to the same periods in 2015 was primarily the result of:

•	a reduction in the amount of non-deductible executive compensation, and
•	lower state income taxes as the Company diversifies outside of Florida.

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

10. Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the exercise of stock options, vesting of restricted stock and conversion of preferred stock.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator for EPS:
Net income	$25,226	$22,330
Less: Preferred stock dividends	(3)	(2)
Income available to common stockholders	$25,223	$22,328
Denominator for EPS:
Weighted average common shares outstanding	34,527	34,578
Plus: Assumed conversion of stock-based compensation (1)	1,042	1,468
Assumed conversion of preferred stock	25	35
Weighted average diluted common shares outstanding	35,594	36,081
Basic earnings per common share	$0.73	$0.65
Diluted earnings per common share	$0.71	$0.62

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$6,020	$2,327	$3,693	$2,121	$818	$1,303
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(667)	(255)	(412)	(171)	(65)	(106)
Net current period other comprehensive income (loss)	$5,353	$2,072	$3,281	$1,950	$753	$1,197

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Three Months Ended March 31,		Affected Line Item in the Statement
Comprehensive Income Components	2016	2015	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$667	$171	Net realized gains (losses) on investments
	(255)	(65)	Income taxes
	$412	$106	Net of tax

12. Commitments and Contingencies

Litigation

Certain lawsuits have been filed against the Company. These lawsuits generally involve matters related to the claims aspect of the Company’s business. The Company contests liability and/or the amount of damages as appropriate in each pending matter. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable.

Legal proceedings are subject to many uncertain factors that generally cannot be predicted with assurance, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimate of possible loss does not represent our maximum loss exposure. The legal proceedings underlying the estimate will change from time to time and actual results may vary significantly from current estimates.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value including those on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	March 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$131,923	$—	$131,923
Corporate bonds	—	158,323	—	158,323
Mortgage-backed and asset-backed securities	—	183,522	—	183,522
Redeemable preferred stock	—	9,951	—	9,951
Other	—	5,006	—	5,006
Equity securities:
Common stock	119	—	—	119
Mutual funds	31,635	—	—	31,635
Short-term investments	—	12,505	—	12,505
Total assets accounted for at fair value	$31,754	$501,230	$—	$532,984

	Fair Value Measurements
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$125,342	$—	$125,342
Corporate bonds	—	125,517	—	125,517
Mortgage-backed and asset-backed securities	—	150,160	—	150,160
Redeemable preferred stock	—	10,065	—	10,065
Other	—	4,999	—	4,999
Equity securities:
Common stock	10,762	—	—	10,762
Mutual funds	31,452	—	—	31,452
Short-term investments	—	25,021	—	25,021
Total assets accounted for at fair value	$42,214	$441,104	$—	$483,318

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	March 31, 2016		December 31, 2015
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$15,441	$13,688	$15,809	$14,166
Term loan	$6,946	$6,946	$6,851	$6,851
Promissory note	$690	$690	$1,390	$1,390

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of March 31, 2016.

On April 13, 2016, the Company declared a cash dividend of $0.14 per share on its outstanding common stock to be paid on July 5, 2016 to shareholders of record at the close of business on June 15, 2016.

On April 28, 2016, the Company sold 583,771 shares of UVE common stock in a private placement to RenaissanceRe Ventures Ltd. (“RenRe”) at a price of $17.13 per share for total consideration of $10 million, which was comprised of $2,965,000 in cash and $7,035,000 in cancellation of outstanding indebtedness.

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

Forward-Looking Statements

In addition to historical information, the following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, some of which are beyond our control and cannot be predicted or quantified. Certain statements made in this report reflect management’s expectations regarding future events, and the words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “project,” “plan” and similar expressions and variations thereof, speak only as of the date the statement was made and are intended to identify forward-looking statements. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Future results could differ materially from those in the following discussion and those described in forward-looking statements as a result of the risks set forth below which are a summary of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Relating to our Business

•	As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events
•	Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition
•	Our success depends in part on our ability to accurately price the risks we underwrite
•	Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition
•	The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations
•

Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business

•	The inherent uncertainty of models and our reliance on such models as a tool to evaluate risks may have an adverse effect on our financial results
•	Reinsurance may be unavailable in the future at current levels and prices, which may limit our ability to write new business or to adequately mitigate our exposure to loss
•	Reinsurance subjects us to the credit risk of our reinsurers, which could have a material adverse effect on our operating results and financial condition
•

Our financial condition and operating results and the financial condition and operating results of our Insurance Entities may be adversely affected by the cyclical nature of the property and casualty business

•	Because we conduct the substantial majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida
•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows
•	We have entered and in the future may enter new markets, but there can be no assurance that our diversification and growth strategy will be effective
•	Loss of key executives or our inability to otherwise attract and retain talent could affect our operations
•	We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal regulatory standards are not effective
•	The failure of our claims department to effectively manage claims could adversely affect our insurance business, financial results and capital requirements
•	Litigation or regulatory actions could have a material adverse impact on us

•	Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry
•

A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

•	Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation
•	Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we write could have a material adverse effect on our financial condition or our results of operations

Risks Relating to Investments

•	We are subject to market risk which may adversely affect investment income
•

Our overall financial performance is dependent in part on the returns on our investment portfolio, which may have a material adverse effect on our financial condition or results of operations or cause such results to be volatile

Risks Relating to the Insurance Industry

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
•	UVE is a holding company and, consequently, its cash flow is dependent on dividends and other permissible payments from its subsidiaries
•	Regulation limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability
•

The amount of statutory capital that each of the Insurance Entities has and the amount of statutory capital it must hold can vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules

•	Our Insurance Entities are subject to examination and actions by state insurance departments

Risks Relating to Debt Obligations

•	Our revolving line of credit and term loan have restrictive terms, and our failure to comply with any of these terms could have an adverse effect on our business and prospects
•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

Risks Relating to Ownership of Our Common Stock

•	The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
•

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

•	Future sales of our common stock may depress our stock price.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Universal Insurance Holdings, Inc. and its wholly-owned consolidated subsidiaries. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes in Item 1 above.

Overview

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us.” or “the Company”) is the largest private personal residential insurance company in Florida by direct written premium in-force, with a 9.16% market share as of December 31, 2015, according to the most recent data reported by the Florida Office of Insurance Regulation (“FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, Universal

Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), currently write personal residential insurance policies, predominantly in Florida with $209.4 million in direct written premium for the three months ended March 31, 2016. UPCIC also writes homeowners insurance policies in Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Pennsylvania and South Carolina, with $18.6 million in direct written premium in those states for the three months ended March 31, 2016, and is licensed to issue policies in Alabama, New Hampshire, New Jersey, New York, Virginia and West Virginia.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct written premium tends to increase just prior to the second quarter of our fiscal year and to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary Blue Atlantic Reinsurance Company, policy fees collected from policyholders by our managing general agency subsidiary Universal Risk Advisors and financing fees charged to policyholders who choose to defer premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 7,800 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated structure and independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service through our vertically integrated structure. We believe each of these strategies has contributed towards an increase in earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our quarterly results for the three months ended March 31, 2016 compared to the same period in 2015.

Our overall organic growth strategy emphasizes taking prudent measures to increase our policy count and improving the quality of our business rather than merely increasing our policy count. Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of expanding the size of our business through our independent agent distribution network, streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. Our focus on long-term capital strength and organic growth causes us to be selective in the risks we accept. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new relationships and business and take the time to learn about each new market and any of its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from our competitors that have grown in recent years primarily through assumption of policies from Citizens Property Insurance Corporation.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states since March 31, 2014. As for states outside of Florida, our total insured value increased from 10.2% as of March 31, 2014 to 17.1% as of March 31, 2016. The following table provides direct written premium for Florida and other states for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
State	Direct Written Premium	%	Direct Written Premium	%
Florida	209,360	91.8%	$199,102	94.1%
Other states	18,613	8.2%	12,503	5.9%
Grand total	227,973	100.0%	$211,605	100.0%

Our ability to achieve rate adequacy relative to the risks written improved our underwriting profit and together with our improved financial strength led to our decision to retain a greater share of our profitable business by reducing our quota share cession rate in our 2014-2015 reinsurance program and eliminating the use of quota share reinsurance in our 2015-2016 reinsurance program.

First-Quarter 2016 Highlights

•	Net earned premiums grew by $58.1 million, or 61.6%, to $152.4 million compared to the first quarter of 2015.
•	Total revenues increased by $60.6 million, or 58.4%, to $164.4 million compared to the first quarter of 2015.
•	Net income increased by $2.9 million, or 13.0%, to $25.2 million compared to the first quarter of 2015.
•	Diluted earnings per share grew by $0.09, or 14.5%, to $0.71 per share compared to the first quarter of 2015.

•	Paid dividends of $0.14 per share.
•	Received Certificates of Authority from New York and New Jersey.
•	Wrote our first policy in Michigan.
•	Launched beta test of Universal Direct®, a Direct-to-Consumer online platform for homeowners insurance and wrote our first policy.

2015 – 2016 Reinsurance Program

Developing and implementing our reinsurance strategy to adequately protect us in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key focus for our leadership team. We believe that our reinsurance program is structured such that if we were to experience an active hurricane season like the hurricane seasons in 2004 and 2005, we would be able to pay policyholder claims, maintain sufficient surplus to grow profitably and take advantage of the resulting market dislocation that would likely follow. Effective June 1, 2015, we entered into multiple reinsurance agreements comprising our 2015-2016 reinsurance program. See “Item 1—Note 4 (Reinsurance).”

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

By eliminating our quota share arrangements, we now retain a greater percentage of gross written premiums than we did under our 2014-2015 reinsurance program. Our termination of the quota share arrangements was on a cut-off basis, taking back previously ceded premium that was unearned at the date of the termination. We expect to increase our overall profitability by retaining more premium; however, the elimination of the quota share cession in its entirety affects several line items in our Condensed Consolidated Statements of Income. In eliminating the quota share, we increase the amount of premium we retain as well as the related risk. This results in an increase in both earned premiums and losses and LAE. The elimination of the quota share also ends any ceding commissions we would otherwise receive, which would offset costs associated with writing premium. This elimination of ceding commissions increases general and administrative expenses.

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

Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for discussions surrounding the reinsurance programs of UPCIC and APPCIC.

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

Results of Operations—Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

Net income increased by $2.9 million, or 13.0%, to $25.2 million for the three months ended March 31, 2016, compared to $22.3 million for the three months ended March 31, 2015.  This $2.9 million increase reflects an increase in net earned premiums, net investment income, realized gains, commissions, policy fees and other revenue, partially offset by increases in operating expenses. The reduction in and the ultimate elimination of the cession rate of our quota share reinsurance contracts is a significant factor behind our results.  Diluted earnings per common share increased by $0.09, or 14.5%, to $0.71 for the three months ended March 31, 2016, compared to $0.62 for the three months ended March 31, 2015, as a result of an increase in net income, and a slight decrease in weighted average diluted shares outstanding. A more detailed discussion of this and other factors follows the table below.

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$227,973	$211,605	$16,368	7.7%
Ceded premiums written	(74,059)	(106,497)	32,438	-30.5%
Net premiums written	153,914	105,108	48,806	46.4%
Change in net unearned premiums	(1,466)	(10,748)	9,282	-86.4%
Premiums earned, net	152,448	94,360	58,088	61.6%
Net investment income (expense)	1,605	862	743	86.2%
Net realized gains (losses) on investments	667	171	496	290.1%
Commission revenue	4,113	3,168	945	29.8%
Policy fees	4,114	3,832	282	7.4%
Other revenue	1,499	1,417	82	5.8%
Total premiums earned and other revenues	164,446	103,810	60,636	58.4%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	66,117	33,590	32,527	96.8%
General and administrative expenses	57,230	32,197	25,033	77.7%
Total operating costs and expenses	123,347	65,787	57,560	87.5%
INCOME BEFORE INCOME TAXES	41,099	38,023	3,076	8.1%
Income tax expense	15,873	15,693	180	1.1%
NET INCOME	$25,226	$22,330	$2,896	13.0%
Other comprehensive income (loss), net of taxes	3,281	1,197	2,084	174.1%
COMPREHENSIVE INCOME	$28,507	$23,527	$4,980	21.2%

Premiums earned in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time. Net earned premiums were $152.4 million for the three months ended March 31, 2016, compared to $94.4 million for the three months ended March 31, 2015.  The increase in net earned premiums of $58.1 million, or 61.6%, reflects an increase in direct earned premiums of $24.6 million and a decrease in ceded earned premiums of $33.5 million. The increase in direct earned premiums reflects organic growth in all states as well as rate changes that took effect in the second quarter of 2015.

Our reinsurance programs run from June 1 to May 31 of the following year. In June 2015, we eliminated quota share reinsurance. Prior to June 1, 2015, we were ceding premiums at a rate of 30% in our 2014-2015 reinsurance program which is reflected in the results for the three months ended March 31, 2015. The decrease in ceded earned premiums is attributable to the elimination of quota share reinsurance which reduced ceded earned premium by $57.6 million, partially offset by an increase in ceded earned premium of $24.1 million for excess of loss and catastrophe reinsurance. As discussed above in “Overview,” our ability to achieve rate adequacy relative to the risks written improved our underwriting profit and together with our improved financial strength led to our decision to retain a greater share of our profitable business by reducing our quota share cession rate in our 2014-2015 reinsurance program and eliminating the use of quota share reinsurance in our 2015-2016 reinsurance program.

Net investment income was $1.6 million for the three months ended March 31, 2016, generated from cash and cash equivalents, short-term investments, investment real estate and the investments we held in our portfolio of securities available for sale, compared to $862 thousand for the same three months during 2015. The increase in net investment income is the result of increases in our investments and actions taken to maximize yield as securities mature.  Total cash and invested assets increased 18.9% to $703.8 million at March 31, 2016, from $591.8 million at March 31, 2015.

Management sells investment securities from its portfolio of securities available for sale from time to time when opportunities arise. We sold investment securities available for sale during the three months ended March 31, 2016 generating net realized gains of $667 thousand compared to net realized gains of $171 thousand for the three months ended March 31, 2015.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers. For the three months ended March 31, 2016 commission revenue was $4.1 million, compared to $3.2 million for the three months ended March 31, 2015.  The increase in commission revenue of $945 thousand, or 29.8%, was the result of overall changes in the structure of the reinsurance programs in effect during the three months ended March 31, 2016, compared to the three months ended March 31, 2015 including the amount of premiums paid for reinsurance and the types of reinsurance contracts used in each program.

Policy fees for the three months ended March 31, 2016, were $4.1 million compared to $3.8 million for the same period in 2015.  The increase of $282 thousand, or 7.4%, was the result of an increase in the number of policies written during the three months ended March 31, 2016 compared to the same period in 2015.

Losses and LAE were $66.1 million for the three months ended March 31, 2016, compared to $33.6 million during the same period in 2015. The largest portion of the increase in net losses and LAE of $32.5 million was driven by the absence of losses and LAE ceded to reinsurers upon the elimination of our quota share reinsurance contracts in June 2015 as discussed above, which was $15.4 million during the three months ended March 31, 2015. Losses and LAE also grew by $8.6 million as a result of organic growth. Finally, we recorded $8.5 million of incremental losses and LAE for severe weather events occurring in the first quarter of 2016. The $8.5 million was in addition to amounts already provided for in our underlying loss ratios based on historical loss experience for such events. The net losses and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 43.4% and 35.6% during the three-month period ended March 31, 2016 and 2015, respectively, and were comprised of the following components (in thousands):

	Three Months Ended March 31, 2016
	Direct	Ceded	Net
Losses and loss adjustment expenses	$66,148	$31	$66,117
Premiums earned	$221,252	$68,804	$152,448
Loss & LAE ratios	29.9%	0.0%	43.4%

	Three Months Ended March 31, 2015
	Direct	Ceded	Net
Losses and loss adjustment expenses	$49,290	$15,700	$33,590
Premiums earned	$196,671	$102,311	$94,360
Loss & LAE ratios	25.1%	15.3%	35.6%

The key driver behind the increase in the net loss ratio was the $8.5 million incremental charge to losses and LAE from the severe weather events occurring during the first quarter of 2016.

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the three months ended March 31, 2016, general and administrative expenses were $57.2 million, compared to $32.2 million for the same period in 2015. The majority of the overall increase in general and administrative expenses of $25.0 million resulted from additional amortization of net deferred policy acquisition costs of $19.2 million, $16.6 million of which represents the absence of ceding commission from the elimination of quota share reinsurance arrangements effective June 1, 2015. The remaining increase in amortization of $2.6 million was driven by organic growth. The expense ratio, or general and administrative expenses as a percentage of net earned premiums, was 37.5% for the three months ended March 31, 2016 compared 34.1% for the same period in 2015 reflecting the increase in amortization of net deferred acquisition costs, which increased the expense ratio by 8.4 percentage points, mostly offset by economies of scale.

Income taxes increased by $180 thousand, or 1.1%, as a result of an increase in income before income taxes. The effective tax rate decreased to 38.6% from 41.3% for the three months ended March 31, 2016 and 2015, respectively. See “Item 1 — Note 9 (Income Taxes)” for an explanation of the change in effective tax rate.

Comprehensive income includes net income and other comprehensive income or loss.  Other comprehensive income for the three months ended March 31, 2016 and 2015, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Analysis of Financial Condition—As of March 31, 2016 Compared to December 31, 2015

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	March 31,	December 31,
Type of Investment	2016	2015
Fixed maturities	$488,725	$416,083
Equity securities	31,754	42,214
Short-term investments	12,505	25,021
Investment real estate, net	8,110	6,117
Total	$541,094	$489,435

See our Condensed Consolidated Statements of Cash Flows for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of ceded written premiums that will be earned pro-rata in the future. The increase of $5.2 million to $119.9 million reflects ceded premiums written of $74.0 million offset by amortization of ceded earned premium of $68.8 million during the three months ended March 31, 2016.

Reinsurance recoverable represents ceded losses and LAE. The decrease of $5.7 million to $17.2 million was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers for reinsurance payables.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs, net.

Other receivables increased by $17.1 million primarily due to unsettled investment security sales occurring near the end of the quarter.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our unpaid losses and LAE.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $6.7 million to $449.1 million reflects both organic growth and seasonality of our business as described under “Overview.”

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies.  The increase of $7.5 million to $32.3 million reflects both organic growth and seasonality of our business as described under “Overview.”.

Income taxes payable represent amounts due to taxing jurisdictions within one year and arise when taxable income exceeds tax payments. Income taxes payable of $17.4 million as of March 31, 2016 represent amounts payable for federal and state income taxes.

Other liabilities and accrued expense decreased by $7.9 million primarily due to the payment of incentive performance bonuses in February 2016.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of March 31, 2016, was $160.0 million compared to $197.0 million at December 31, 2015. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2016, and December 31, 2015. The decrease in cash and cash equivalents was driven by cash flows used for investing and financing activities in excess of those generated from operations.  Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.

The balance of restricted cash and cash equivalents as of March 31, 2016, and December 31, 2015 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As discussed in “Item 1 — Note 6 (Long-Term Debt),” UVE entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in March 2013, which was most recently amended in July 2015. The DB Loan makes available to UVE an unsecured line of credit in an aggregate amount not to exceed $15 million. Draws under the DB Loan have a maturity date of July 31, 2017 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UVE. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. As of March 31, 2016, UVE was in compliance with all such covenants, and no amounts have been drawn under this unsecured line of credit.

In May 2013, UVE also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenaissanceRe Ventures Ltd. also discussed in “Item 1 — Note 6 (Long-Term Debt).” The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016, or the date that all principal under the Term Loan is prepaid or deemed paid in full. The Term Loan is amortized over the three-year term and UVE may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities.  UVE was in compliance with the covenants of the term loan as of March 31, 2016.  We made principal payments of $6.0 and $7.0 million on the Term Loan in May 2014 and May 2015, respectively. The Term Loan had a carrying amount of $6.9 million as of March 31, 2016.  Refer to “Item 1 — Note 14 (Subsequent Events)” for additional details on the Term Loan’s cancellation of outstanding indebtedness subsequent to March 31, 2016.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2016, we had total capital of $337.4 million, comprised of stockholders’ equity of $314.3 million and total long-term debt of $23.1 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 6.8% and 7.3%, respectively, at March 31, 2016. At December 31, 2015, we had total capital of $317.2 million, comprised of stockholders’ equity of $293.1 million and total long-term debt of $24.1 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 7.6% and 8.2%, respectively, at December 31, 2015.

As described in our Form 10-K for the year ended December 31, 2015, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program.  The surplus note has a twenty-year term, quarterly payments of principal and accrues interest per the terms of the note agreement. At March 31, 2016, UPCIC was in compliance with the terms of the surplus note and total adjusted capital surplus was in excess of regulatory requirements for both UPCIC and APPCIC.

During the three months ended March 31, 2016, we repurchased an aggregate of 100,000 shares of UVE’s common stock in the open market as discussed below in Part II, Item 2.

Cash Dividends

On January 14, 2016, we declared a cash dividend of $0.14 per share on our outstanding common stock paid on March 2, 2016, to the shareholders of record at the close of business on February 18, 2016.

On April 13, 2016, we declared a cash dividend of $0.14 per share on our outstanding common stock to be paid on July 5, 2016 to shareholders of record at the close of business on June 15, 2016.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2016 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$84,975	$49,116	$23,963	$9,007	$2,889
Long-term debt	24,412	8,403	3,550	3,412	9,047
Operating leases	519	195	324	—	—
Total contractual obligations	$109,906	$57,714	$27,837	$12,419	$11,936

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and making the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2015

Critical Accounting Policies and Estimates

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for us for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements haven't been issued or made available for issuance, but all of the guidance must be adopted in the same period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In January 2016, the FASB issued guidance on recognition and measurement of financial instruments. The new guidance requires certain equity investments to be measured at fair value with changes in fair value reported in earnings and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in other comprehensive income (“OCI”). The new guidance is effective in fiscal years beginning after December 15, 2017, with early adoption permitted for the provisions related to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in OCI.

In May 2015, the FASB issued guidance addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts.  The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims.  The guidance is effective for annual reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this guidance will result in additional disclosure but is not expected to impact our results of operations, financial position or liquidity.

Related Party Transactions

See “Item 1 — Note 8 (Related Party Transactions)” for information about related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of March 31, 2016, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	March 31, 2016
	Amortized Cost								Fair Value
	2016	2017	2018	2019	2020	Thereafter	Other (1)	Total	Total
Fixed income investments	$23,720	$52,907	$84,468	$81,863	$38,079	$27,370	$190,191	$498,598	$501,230
Weighted average interest rate	1.71%	2.09%	1.63%	1.72%	2.14%	2.43%	2.61%	2.15%	2.16%

	December 31, 2015
	Amortized Cost								Fair Value
	2016	2017	2018	2019	2020	Thereafter	Other (1)	Total	Total
Fixed income investments	$57,229	$53,023	$78,272	$61,659	$30,634	$86,605	$76,212	$443,634	$441,104
Weighted average interest rate	1.12%	2.09%	1.65%	1.70%	1.93%	3.23%	1.65%	1.96%	1.95%

(1)	Comprised of mortgage-backed and asset-backed securities that have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the fixed maturities. The fixed income investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock, mortgage-backed and asset-backed securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity investments in our available for sale portfolio at March 31, 2016 was 2.6 years.

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

The following table provides information about the investments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$119	0.4%	$10,762	25.5%
Mutual funds	31,635	99.6%	31,452	74.5%
Total equity securities	$31,754	100.0%	$42,214	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2016, and December 31, 2015 would have resulted in a decrease of $6.4 million and $8.4 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2016, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In the opinion of management, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of UVE’s repurchases of common stock for the three months ended March 31, 2016 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
1/1/16 - 1/31/16	—	$—	—	—
2/1/16 - 2/29/16	—	$—	—	—
3/1/16 - 3/31/16	100,000	$18.70	100,000	257,165
Total	100,000	$18.70	100,000	257,165

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares were calculated using a closing price at March 31, 2016 of $17.80 per share.

In November 2015, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Exchange Act Rule 10b-18 under the Securities Exchange Act of 1934, as amended, up to $10 million of its outstanding shares of common stock through December 31, 2016. Since November 2015, we have repurchased 285,000 shares pursuant to this program through March 31, 2016 at an aggregate cost of $5.4 million.

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: May 9, 2016	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

Date: May 9, 2016	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer