Form 10-Q
period 2016-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2016-08-04
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,077,903 shares of common stock, par value $0.01 per share, outstanding on August 1, 2016.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2016 and the related condensed consolidated statements of income, comprehensive income for the three and six-month periods ended June 30, 2016 and 2015 and the related condensed consolidated statements of cash flows for the six-month period ended June 30, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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
Chicago, Illinois August 4, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$215,283	$197,014
Restricted cash and cash equivalents	2,635	2,635
Fixed maturities, at fair value	577,810	416,083
Equity securities, at fair value	35,543	42,214
Short-term investments, at fair value	5,004	25,021
Investment real estate, net	8,102	6,117
Prepaid reinsurance premiums	122,444	114,673
Reinsurance recoverable	6,355	22,853
Premiums receivable, net	61,433	50,980
Other receivables	6,203	4,979
Property and equipment, net	29,706	27,065
Deferred policy acquisition costs, net	67,190	60,019
Income taxes recoverable	156	5,420
Deferred income tax asset, net	6,599	13,912
Other assets	5,046	4,563
Total assets	$1,149,509	$993,548
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$60,144	$98,840
Unearned premiums	494,189	442,366
Advance premium	29,589	24,813
Accounts payable	2,926	378
Book overdraft	539	—
Reinsurance payable, net	147,444	73,585
Dividends payable	4,912	—
Other liabilities and accrued expenses	42,640	36,424
Long-term debt	15,763	24,050
Total liabilities	798,146	700,456

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	453	455
Authorized shares - 55,000
Issued shares - 45,262 and 45,525
Outstanding shares - 35,064 and 35,110
Treasury shares, at cost - 10,198 and 10,415	(85,399)	(80,802)
Additional paid-in capital	78,496	70,789
Accumulated other comprehensive income (loss), net of taxes	2,116	(4,006)
Retained earnings	355,697	306,656
Total stockholders' equity	351,363	293,092
Total liabilities and stockholders' equity	$1,149,509	$993,548

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$271,921	$249,971	$499,894	$461,576
Ceded premiums written	(72,874)	(7,933)	(146,933)	(114,430)
Net premiums written	199,047	242,038	352,961	347,146
Change in net unearned premium	(42,586)	(129,150)	(44,052)	(139,898)
Premiums earned, net	156,461	112,888	308,909	207,248
Net investment income (expense)	2,142	1,207	3,747	2,069
Net realized gains (losses) on investments	576	110	1,243	281
Commission revenue	4,210	3,474	8,323	6,642
Policy fees	4,753	4,352	8,867	8,184
Other revenue	1,660	1,560	3,159	2,977
Total premiums earned and other revenues	169,802	123,591	334,248	227,401
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	60,083	39,704	126,200	73,294
General and administrative expenses	54,825	42,667	112,055	74,864
Total operating costs and expenses	114,908	82,371	238,255	148,158
INCOME BEFORE INCOME TAXES	54,894	41,220	95,993	79,243
Income tax expense	21,247	16,516	37,120	32,209
NET INCOME	$33,647	$24,704	$58,873	$47,034
Basic earnings per common share	$0.96	$0.71	$1.69	$1.35
Weighted average common shares outstanding - Basic	35,062	35,019	34,795	34,800
Fully diluted earnings per common share	$0.94	$0.69	$1.65	$1.31
Weighted average common shares outstanding - Diluted	35,649	36,002	35,575	35,987
Cash dividend declared per common share	$0.14	$0.12	$0.28	$0.24

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$33,647	$24,704	$58,873	$47,034
Other comprehensive income (loss)	2,841	(1,083)	6,122	114
Comprehensive income	$36,488	$23,621	$64,995	$47,148

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities	$152,639	$207,547
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	51
Purchases of property and equipment	(3,637)	(7,414)
Payments to acquire a business	—	(1,000)
Purchases of equity securities	(35,267)	(36,522)
Purchases of fixed maturities	(241,613)	(73,320)
Purchases of short-term investments	—	(87,542)
Purchases of investment real estate, net	(2,074)	(5,882)
Proceeds from sales of equity securities	43,766	17,412
Proceeds from sales of fixed maturities	73,907	14,140
Proceeds from sales of short-term investments	—	12,500
Maturities of fixed maturities	22,479	53,344
Maturities of short-term investments	25,000	25,009
Net cash provided by (used in) investing activities	(117,439)	(89,224)
Cash flows from financing activities:
Preferred stock dividend	(5)	(5)
Common stock dividend	(4,915)	(4,237)
Issuance of common stock	—	504
Purchase of treasury stock	(6,927)	(5,076)
Sale of treasury stock	2,965	—
Purchase of preferred stock	—	(257)
Payments related to tax withholding for share-based compensation	(4,831)	(9,791)
Excess tax benefits (shortfall) from share-based compensation	(1,818)	4,817
Borrowings under promissory note	—	1,390
Repayment of debt	(1,400)	(7,735)
Net cash provided by (used in) financing activities	(16,931)	(20,390)
Net increase (decrease) in cash and cash equivalents	18,269	97,933
Cash and cash equivalents at beginning of period	197,014	115,397
Cash and cash equivalents at end of period	$215,283	$213,330
Supplemental cash and non-cash flow disclosures:
Interest paid	$303	$567
Income taxes paid	$35,781	$33,279
Income tax refund	$5,694	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in thirteen states as of June 30, 2016, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on reinsurance programs placed by the Insurance Entities, policy fees collected from policyholders by our wholly-owned managing general agency subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 24, 2016. The condensed consolidated balance sheet at December 31, 2015, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

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

Condensed Consolidated Statement of Cash Flows – Additional Disclosure

As discussed in “Note 7 – (Stockholders’ Equity)”, in April 2016 the Company entered into a Purchase and Exchange Agreement with RenaissanceRe Ventures Ltd. pursuant to which the Company sold an aggregate of 583,771 shares of UVE common stock at a price of $17.13 per share for a total consideration of $10 million of which $7.035 million represents cancellation of indebtedness, non-cash portion, and the balance of $2.965 million was received in cash.  The noncash portion of the transaction has been excluded from the statement of cash flows.

2. Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2015.  There are no new or revised disclosures or disclosures required on a quarterly basis.

3. Investments

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	June 30, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies and municipal securities	$144,716	$1,918	$(55)	$146,579
Corporate bonds	186,111	2,674	(216)	188,569
Mortgage-backed and asset-backed securities	230,694	1,770	(233)	232,231
Redeemable preferred stock	9,732	705	(6)	10,431
Equity Securities:
Common stock	3,224	—	(138)	3,086
Mutual funds	35,491	82	(3,116)	32,457
Short-term investments	5,000	4	—	5,004
Total	$614,968	$7,153	$(3,764)	$618,357

	December 31, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$126,209	$—	$(867)	$125,342
Corporate bonds	126,421	137	(1,041)	125,517
Mortgage-backed and asset-backed securities	151,328	97	(1,265)	150,160
Redeemable preferred stock	9,665	429	(29)	10,065
Other	5,000	—	(1)	4,999
Equity Securities:
Common stock	10,991	15	(244)	10,762
Mutual funds	35,221	5	(3,774)	31,452
Short-term investments	25,011	10	—	25,021
Total	$489,846	$693	$(7,221)	$483,318

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

	June 30, 2016		December 31, 2015
		% of Total		% of Total
Comparable Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$128,053	22.0%	$103,097	23.4%
AA	277,327	47.5%	189,600	43.0%
A	108,337	18.6%	83,850	19.0%
BBB	65,155	11.2%	41,408	9.4%
BB+ and Below	2,442	0.4%	4,261	1.0%
No Rating Available	1,500	0.3%	18,888	4.2%
Total	$582,814	100.0%	$441,104	100.0%

The tables above include comparable credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2016		December 31, 2015
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$113,609	$114,464	$74,353	$73,854
Non-agency	21,266	21,404	10,430	10,183
Asset-backed securities:
Auto loan receivables	39,937	40,192	29,883	29,712
Credit card receivables	36,686	36,857	32,225	31,985
Other receivables	19,196	19,314	4,437	4,426
Total	$230,694	$232,231	$151,328	$150,160

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	June 30, 2016
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies and municipal securities	—	$—	$—	2	$3,524	$(55)
Corporate bonds	9	7,018	(49)	7	5,328	(166)
Mortgage-backed and asset-backed securities	18	41,521	(107)	4	6,473	(126)
Redeemable preferred stock	2	171	(6)	—	—	—
Equity securities:
Common stock	2	2,986	(48)	2	100	(90)
Mutual funds	3	12,936	(451)	1	8,686	(2,666)
Total	34	$64,632	$(661)	16	$24,111	$(3,103)

	December 31, 2015
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	10	$121,912	$(690)	2	$3,429	$(177)
Corporate bonds	101	90,717	(927)	6	4,789	(114)
Mortgage-backed and asset-backed securities	51	118,743	(974)	6	13,902	(291)
Redeemable preferred stock	5	764	(29)	—	—	—
Other	1	4,999	(1)	—	—	—
Equity securities:
Common stock	3	8,690	(148)	2	93	(96)
Mutual funds	3	13,192	(374)	1	7,867	(3,400)
Total	174	$359,017	$(3,143)	17	$30,080	$(4,078)

Evaluating Investments for OTTI

At June 30, 2016, the Company held fixed maturity, equity securities and short-term investments that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity, equity securities and short-term investments, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe we will recover the amortized cost basis of our fixed income securities.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  Additionally, the Company considers management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities.  Based on this process and analysis, management has no reason to believe the unrealized losses for securities available for sale at June 30, 2016 are other than temporary.

As of June 30, 2016, we held approximately $8.0 million equity securities that were in an unrealized loss position twelve months or longer.  The unrealized loss on these securities was $3.5 million.  Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery.  There were no OTTI losses recognized in the periods presented on the equity portfolio.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	June 30, 2016
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$33,796	$33,834
Due after one year through five years	234,677	237,846
Due after five years through ten years	19,321	19,712
Due after ten years	48,033	48,760
Mortgage-backed and asset-backed securities	230,694	232,231
Perpetual maturity securities	9,732	10,431
Total	$576,253	$582,814

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales proceeds (fair value)	$70,006	$15,861	$117,673	$44,052
Gross realized gains	$576	$111	$1,261	$296
Gross realized losses	$—	$(1)	$(18)	$(15)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fixed maturities	$2,160	$1,338	$3,992	$2,522
Equity securities	239	206	442	263
Short-term investments	14	67	45	105
Other (1)	281	79	437	145
Total investment income	2,694	1,690	4,916	3,035
Less: Investment expenses (2)	(552)	(483)	(1,169)	(966)
Net investment (expense) income	$2,142	$1,207	$3,747	$2,069

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30, 2016	December 31, 2015
Investment real estate	$8,294	$6,220
Less: Accumulated depreciation	(192)	(103)
Investment real estate, net	$8,102	$6,117

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

The Company eliminated the quota share ceded by UPCIC to its reinsurers beginning with the reinsurance program effective June 1, 2015. Under the quota share contracts that were effective June 1, 2014 through May 31, 2015, the quota share ceded by UPCIC to its reinsurers was 30%. By eliminating the quota share, the Company now retains all premiums. The elimination of the quota share also decreases the amount of losses and loss adjustment expenses (“LAE”) that may be ceded by UPCIC and effectively increases the amount of risk retained by UPCIC and the Company. The elimination of the quota share also eliminates ceding commissions earned from the Company’s quota share reinsurer during the contract term and eliminates deferred ceding commissions, netted against deferred policy acquisition costs.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2016			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	December 31,
Reinsurer	Company	Services	Service, Inc.	2015
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	$42,086
Odyssey Reinsurance Company	A	A-	A3	18,742
Total (1)				$60,828

(1)

Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

n/a  No rating available, because this state trust fund, which is under the direction of the Florida State Board of Administration, is not rated.

There were no amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of stockholders’ equity as of June 30, 2016.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2016			2015
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$271,921	$226,819	$58,434	$249,971	$204,771	$49,701
Ceded	(72,874)	(70,358)	1,649	(7,933)	(91,883)	(9,997)
Net	$199,047	$156,461	$60,083	$242,038	$112,888	$39,704

	Six Months Ended June 30,
	2016			2015
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$499,894	$448,070	$124,581	$461,576	$401,442	$98,991
Ceded	(146,933)	(139,161)	1,619	(114,430)	(194,194)	(25,697)
Net	$352,961	$308,909	$126,200	$347,146	$207,248	$73,294

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2016	2015
Prepaid reinsurance premiums	$122,444	$114,673
Reinsurance recoverable on unpaid losses and LAE	$2,958	$13,540
Reinsurance recoverable on paid losses	3,397	9,313
Reinsurance receivable, net	186	353
Reinsurance recoverable and receivable	$6,541	$23,206

5. Insurance Operations

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
DPAC, beginning of period	$61,158	$56,183	$60,019	$54,603
Capitalized Costs	36,825	31,722	67,411	60,289
Amortization of DPAC	(30,793)	(25,724)	(60,240)	(52,711)
DPAC, end of period	$67,190	$62,181	$67,190	$62,181
DRCC, beginning of period	$—	$29,988	$—	$28,943
Ceding Commissions Written	—	(22,938)	—	(5,276)
Earned Ceding Commissions	—	(7,050)	—	(23,667)
DRCC, end of period	$—	$—	$—	$—
DPAC (DRCC), net, beginning of period	$61,158	$26,195	$60,019	$25,660
Capitalized Costs, net	36,825	54,660	67,411	65,565
Amortization of DPAC (DRCC), net	(30,793)	(18,674)	(60,240)	(29,044)
DPAC (DRCC), net, end of period	$67,190	$62,181	$67,190	$62,181

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$84,975	$125,161	$98,840	$134,353
Less: Reinsurance recoverable	(7,709)	(42,713)	(13,540)	(47,350)
Net balance at beginning of period	77,266	82,448	85,300	87,003
Incurred (recovered) related to:
Current year	60,084	39,637	126,185	73,200
Prior years	(1)	67	15	94
Total incurred	60,083	39,704	126,200	73,294
Paid related to:
Current year	54,041	23,830	72,659	30,623
Prior years	26,122	17,982	81,655	49,334
Total paid	80,163	41,812	154,314	79,957
Net balance at end of period	57,186	80,340	57,186	80,340
Plus: Reinsurance recoverable	2,958	31,777	2,958	31,777
Balance at end of period	$60,144	$112,117	$60,144	$112,117

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

In accordance with Florida Statutes, and based on the calculations performed by the Company as of December 31, 2015, UPCIC has the capacity to pay ordinary dividends of $52.9 million during 2016. APPCIC does not have the capacity to pay ordinary dividends during 2016. For the six months ended June 30, 2016, no dividends were paid from UPCIC or APPCIC to UVECF.  Dividends paid to the shareholders of UVE in 2016 have been paid from the earnings of UVE and its non-insurance subsidiaries.

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

	June 30,	December 31,
	2016	2015
Ten percent of total liabilities
UPCIC	$67,311	$55,928
APPCIC	$566	$463
Statutory capital and surplus
UPCIC	$294,165	$256,987
APPCIC	$14,804	$14,777

As of the dates in the table above, both UPCIC and APPCIC met the capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of June 30, 2016.  UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30,	December 31,
	2016	2015
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,986	$3,876

6. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2016	2015
Surplus note	$15,073	$15,809
Term loan	—	6,851
Promissory note	690	1,390
Total	$15,763	$24,050

See “—Note 7 (Stockholders’ Equity)” for details of the cancellation of the Term Loan.

UPCIC was in compliance with the terms of the surplus note as of June 30, 2016.

In addition to the long-term debt listed above, UVE has an unsecured line of credit which contains certain covenants and restrictions applicable while amounts are outstanding thereunder.  Although UVE has not borrowed any amounts under this line of credit, if UVE were to do so and it were to be in default of any covenants or restrictions, then UVE would be prohibited from paying dividends to its shareholders.

7. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the six months ended June 30, 2016 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2015	45,525	(10,415)	35,110
Shares repurchased	—	(367)	(367)
Shares reissued	—	584	584
Shares acquired through cashless exercise (1)	—	(263)	(263)
Shares cancelled	(263)	263	—
Balance, as of June 30, 2016	45,262	(10,198)	35,064

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

In November 2015, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $10 million of its outstanding shares of common stock through December 31, 2016. In June 2016, UVE completed the repurchase program and during the six months ended June 30, 2016, repurchased 342,107 shares, at an aggregate price of $6.4 million, pursuant to such repurchase program.

In June 2016, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $20 million of its outstanding shares of common stock through December 31, 2017. In June 2016, UVE repurchased 25,000 shares, at an aggregate price of $486 thousand, pursuant to such repurchase program.

In April 2016, the Company sold 583,771 shares of UVE common stock in a private placement to RenaissanceRe Ventures Ltd. (“RenRe”) at a price of $17.13 per share for total consideration of $10 million, which was comprised of $2.965 million in cash and $7.035 million in cancellation of outstanding indebtedness.  See “—Note 6 (Long-Term Debt)” for details of the Company’s debt structure.

Dividends

On January 14, 2016, UVE declared a cash dividend of $0.14 per share on its outstanding common stock paid on March 2, 2016, to the shareholders of record at the close of business on February 18, 2016.

On April 13, 2016, UVE declared a cash dividend of $0.14 per share on its outstanding common stock payable on July 5, 2016, to the shareholders of record at the close of business on June 15, 2016.

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

The following table provides payments made by the Company for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
SPC Global RE Advisors LLC	$—	$30	$—	$60

9. Income Taxes

During the three months ended June 30, 2016 and 2015, the Company recorded approximately $21.2 million and $16.5 million of income taxes, respectively.  The effective tax rate for the three months ended June 30, 2016 is 38.7% compared to a 40.1% effective tax rate for the same period in the prior year.

During the six months ended June 30, 2016 and 2015, the Company recorded approximately $37.1 million and $32.2 million of income taxes, respectively.  The effective tax rate for the six months ended June 30, 2016 is 38.7% compared to a 40.6% effective tax rate for the same period in the prior year.

In arriving at these rates, the Company considers a variety of factors including the forecasted full year pre-tax results, the U.S. federal tax rate of 35%, expected non-deductible expenses, and estimated state income taxes.  The Company’s final effective tax rate for the full year will be dependent on the level of pre-tax income, the apportionment of taxable income among state tax jurisdictions and the extent of non-deductible expenses in relation to pre-tax income.

Tax years that remain open for purposes of examination of the Company’s income tax liability due to taxing authorities include the years ended December 31, 2014, 2013 and 2012.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator for EPS:
Net income	$33,647	$24,704	$58,873	$47,034
Less: Preferred stock dividends	(3)	(3)	(5)	(5)
Income available to common stockholders	$33,644	$24,701	$58,868	$47,029
Denominator for EPS:
Weighted average common shares outstanding	35,062	35,019	34,795	34,800
Plus: Assumed conversion of stock-based compensation (1)	562	951	755	1,153
Assumed conversion of preferred stock	25	32	25	34
Weighted average diluted common shares outstanding	35,649	36,002	35,575	35,987
Basic earnings per common share	$0.96	$0.71	$1.69	$1.35
Diluted earnings per common share	$0.94	$0.69	$1.65	$1.31

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$5,134	$1,937	$3,197	$(1,654)	$(638)	$(1,016)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(576)	(220)	(356)	(110)	(43)	(67)
Net current period other comprehensive income (loss)	$4,558	$1,717	$2,841	$(1,764)	$(681)	$(1,083)

	For the Six Months Ended June 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$11,153	$4,263	$6,890	$467	$180	$287
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,243)	(475)	(768)	(281)	(108)	(173)
Net current period other comprehensive income (loss)	$9,910	$3,788	$6,122	$186	$72	$114

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement
Comprehensive Income Components	2016	2015	2016	2015	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$576	$110	$1,243	$281	Net realized gains (losses) on investments
	(220)	(43)	(475)	(108)	Income taxes
	$356	$67	$768	$173	Net of tax

12. Commitments and Contingencies

Litigation

Lawsuits are filed against the Company from time to time. Many of these lawsuits involve claims under policies that we underwrite and reserve for as an insurer. We believe that the resolution of these claims will not have a material adverse effect on our financial condition or results of operations.  We are also involved in various other legal proceedings and litigation unrelated to claims under our policies that arise in the ordinary course of business operations.  Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition or results of operations. The Company contests liability and/or the amount of damages as appropriate in each pending matter.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable.

Legal proceedings are subject to many uncertain factors that generally cannot be predicted with assurance, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value including those on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	June 30, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies and municipal securities	$—	$146,579	$—	$146,579
Corporate bonds	—	188,569	—	188,569
Mortgage-backed and asset-backed securities	—	232,231	—	232,231
Redeemable preferred stock	—	10,431	—	10,431
Equity securities:
Common stock	3,086	—	—	3,086
Mutual funds	32,457	—	—	32,457
Short-term investments	—	5,004	—	5,004
Total assets accounted for at fair value	$35,543	$582,814	$—	$618,357

	Fair Value Measurements
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$125,342	$—	$125,342
Corporate bonds	—	125,517	—	125,517
Mortgage-backed and asset-backed securities	—	150,160	—	150,160
Redeemable preferred stock	—	10,065	—	10,065
Other	—	4,999	—	4,999
Equity securities:
Common stock	10,762	—	—	10,762
Mutual funds	31,452	—	—	31,452
Short-term investments	—	25,021	—	25,021
Total assets accounted for at fair value	$42,214	$441,104	$—	$483,318

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	June 30, 2016		December 31, 2015
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$15,073	$13,723	$15,809	$14,166
Term loan	$—	$—	$6,851	$6,851
Promissory note	$690	$690	$1,390	$1,390

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of June 30, 2016.

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

Risks Relating to the Insurance Industry

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
•	UVE is a holding company and, consequently, its cash flow is dependent on dividends and other permissible payments from its subsidiaries
•	Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability
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

Overview

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us.” or “the Company”) is the largest private personal residential insurance company in Florida by direct written premium in-force, with approximately 9% market share as of March 31, 2016, according to the most recent data reported by the Florida Office of Insurance Regulation (“FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries,

Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), currently write personal residential insurance policies, predominantly in Florida with $499.9 million in direct written premium for the six months ended June 30, 2016. UPCIC also writes homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Pennsylvania and South Carolina, with $43.1 million in direct written premium in those states for the six months ended June 30, 2016, and is licensed to issue policies in New Hampshire, New Jersey, New York, Virginia and West Virginia. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct written premium tends to increase just prior to the second quarter of our fiscal year and tends to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers on reinsurance placed for the Insurance Entities to our reinsurance intermediary subsidiary Blue Atlantic Reinsurance Corporation, policy fees collected from policyholders by our managing general agency subsidiary Universal Risk Advisors and financing fees charged to policyholders who choose to defer premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 7,800 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated business, expand our independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service through our vertically integrated business. We believe each of these strategies has contributed towards an increase in earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our results for the three and six months ended June 30, 2016 compared to the same period in 2015.

Our overall organic growth strategy emphasizes taking prudent measures to increase our policy count and improving the quality of our business rather than merely increasing our policy count. Our focus on long-term capital strength and organic growth causes us to be selective in the risks we accept.  Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of organically expanding our premium growth through our independent agent distribution network, streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new local relationships and business and take the time to learn about each new market and any of its unique characteristics and risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from our competitors that have grown in recent years primarily through assumption of policies from Citizens Property Insurance Corporation, Florida’s statutory residual property insurance market.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states for over two years. As for states outside of Florida, our total insured value increased from 10.2% as of March 31, 2014 to 18.5% as of June 30, 2016. The following table provides direct written premium for Florida and other states for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended
	June 30, 2016		June 30, 2015		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	247,483	91.0%	$232,891	93.2%	$14,592	6.3%
Other states	24,438	9.0%	17,080	6.8%	7,358	43.1%
Grand total	271,921	100.0%	$249,971	100.0%	$21,950	8.8%

	For the Six Months Ended
	June 30, 2016		June 30, 2015		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	456,843	91.4%	$431,993	93.6%	$24,850	5.8%
Other states	43,051	8.6%	29,583	6.4%	13,468	45.5%
Grand total	499,894	100.0%	$461,576	100.0%	$38,318	8.3%

We believe our ability to achieve rate adequacy relative to the risks written improves our underwriting profit.  This, together with our improved financial strength, was a key factor in our decision to retain a greater share of our profitable business by reducing our quota share cession rate in our 2014-2015 reinsurance program and eliminating the use of quota share reinsurance in our 2015-2016 reinsurance program.

Second-Quarter 2016 Highlights

•	Gross direct premiums overall grew by $22.0 million, or 8.8%, to $271.9 million compared to the second quarter of 2015.
•	Net earned premiums grew by $43.6 million, or 38.6%, to $156.5 million compared to the second quarter of 2015.
•	Total revenues increased by $46.2 million, or 37.4%, to $169.8 million compared to the second quarter of 2015.
•	Net income increased by $8.9 million, or 36.2%, to $33.6 million compared to the second quarter of 2015.
•	Diluted earnings per share grew by $0.25, or 36.2%, to $0.94 per share compared to the first quarter of 2015.
•	Completed our 2016 – 2017 reinsurance programs.
•	Declared dividends of $0.14 per share.
•	Repurchased approximately 267 thousand shares during the quarter at an aggregate cost of $5.1 million.
•	Wrote our first policy in Alabama.
•	Expanded Universal DirectSM, a Direct-to-Consumer online platform for homeowners insurance, into Minnesota and Alabama.

UPCIC’s 2016-2017 Reinsurance Program

Third-Party Reinsurance

Our annual reinsurance program, which is segmented into layers of coverage, as is industry practice, protects us against excess property catastrophe losses. Our 2016-2017 reinsurance program includes the mandatory coverage required by law to be placed with the Florida Hurricane Catastrophe Fund (“FHCF”), in which we have elected to participate at 90%, or the highest level, and also includes private reinsurance below, alongside and above the FHCF layer. In placing our 2016-2017 reinsurance program, we obtained multiple years of coverage for an additional portion of the program. We believe this multi-year arrangement will allow us to capitalize on favorable pricing and contract terms and conditions and allow us to mitigate uncertainty with respect to the price of future reinsurance coverage, our single largest cost.

The total cost of UPCIC’s private catastrophe reinsurance program for all states as described below, effective June 1, 2016 through May 31, 2017, is $150 million.  In addition, UPCIC has purchased reinstatement premium protection as described below, the cost of which is $28.4 million.  The largest private participants in UPCIC’s reinsurance program include leading reinsurance companies and providers such as Nephila Capital, Everest Re, Renaissance Re, Chubb Tempest Re and Lloyd’s of London syndicates.

UPCIC’s Retention

UPCIC has a net retention of $35 million per catastrophe event for losses incurred, in all states, up to a first event loss of $2.4 billion. UPCIC also purchases a separate underlying catastrophe program to further reduce its retention for all losses occurring in any state other than Florida (the “Other States Reinsurance Program”).  UPCIC retains only $5 million under its Other States Reinsurance Program. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.

First Layer

Immediately above UPCIC’s net retention, we have $55 million of reinsurance coverage from third-party reinsurers for up to four separate catastrophic events, for all states. Specifically, we have purchased reinsurance coverage for the first and third catastrophic events, and each such coverage allows for one reinstatement upon the payment of reinstatement premiums, which would cover the second and fourth catastrophic events. This coverage has been obtained from three contracts as follows:

•	68.33% of $55 million in excess of $35 million provides coverage on a multi-year basis through May 31, 2019;

•	31.67% of $55 million in excess of $35 million provides coverage for the 2016-2017 period; and

•

100% of $55 million in excess of $35 million and in excess of $110 million otherwise recoverable (from the first and second events) provides the third and fourth event coverage for the 2016-2017 period.

For the first two contracts above, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of these coverages.

Second Layer

Above the first layer, for losses exceeding $90 million, we have purchased a second layer of coverage for losses up to $445 million – in other words, for the next $355 million of losses. This coverage has been obtained from two contracts as follows:

•	58% of $355 million in excess of $90 million (originally effective June 1, 2015) continues to provide coverage through May 31, 2018; and

•	42% of $355 million in excess of $90 million provides coverage for the 2016-2017 period

In this layer, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of these coverages.  Both of these contracts extend coverage to all states.

Third Layer

Above the first and second layers, we have purchased a third layer of coverage for losses up to $540 million – in other words, for the next $95 million of losses.  This coverage was obtained from two contracts as follows:

•	68.33% of $95 million in excess of $445 million provides coverage on a multi-year basis through May 31, 2019; and

•	31.67% of $95 million in excess of $445 million provides coverage for the 2016-2017 period.

In this layer, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of these coverages.  Both of these contracts extend coverage to all states.

Fourth and Fifth Layers

In the fourth and fifth layers, we have purchased reinsurance for $173 million of coverage in excess of $540 million in losses incurred by us (net of the FHCF layer) and $130 million of coverage in excess of $713 million in losses incurred by us (net of the FHCF layer), respectively, for a total of $808 million of coverage (net of the FHCF layer) by third-party reinsurers. Both layers’ coverage extends to all states.

UPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second, third, fourth and fifth reinsurance layers all attach at $90 million. Any layers above the $90 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. This means that, unless losses exhaust the top layer of our coverage, we are exposed to only $35 million in losses, pre-tax, per catastrophe for each of the first four events. In addition to tax benefits that could reduce our ultimate loss, we would expect fees paid to our subsidiary service providers by our Insurance Entities and, indirectly, our reinsurers, would also increase during an active hurricane season, which could also offset claim-related losses we would have to pay on our insurance policies.

Other States Reinsurance Program

The total cost of UPCIC’s private catastrophe reinsurance program for other states as described below, effective June 1, 2016 through May 31, 2017, is $5.5 million.  In addition, UPCIC has purchased reinstatement premium protection as described below, the cost of which is $1.6 million.

Effective June 1, 2016 through June 1, 2017, under an excess catastrophe contract specifically covering risks located outside the state of Florida and intended to further reduce UPCIC’s $35 million net retention, as noted above, UPCIC has obtained catastrophe coverage of $30 million in excess of $5 million covering certain loss occurrences, including hurricanes, in states outside of Florida.  This catastrophe coverage has a second full limit available with additional premium calculated pro rata as to amount and 100% as to time, as applicable. All catastrophe layers are placed with a cascading feature so that all capacity could be made available in excess of $5 million under certain loss scenarios.

In certain circumstances involving a catastrophic event impacting both Florida and other states, UPCIC’s retention could result in pre-tax net liability as low as $5,000,000 – the $35 million net retention under the all states reinsurance program could be offset by as much as $30 million in coverage under the Other States Reinsurance Program – or 1.8% of UPCIC’s statutory policyholders’ surplus as of March 31, 2016.

FHCF

UPCIC’s third-party reinsurance program supplements the FHCF coverage we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2016, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $1,730 million, or $1,557 million, in excess of $540 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2016 hurricane season is $105.6 million.

Coverage purchased from third-party reinsurers, as described above, adjusts to fill in gaps in FHCF coverage. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our Florida portfolio due to a land falling hurricane.

The third-party reinsurance we purchase for UPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, UPCIC has reinsurance coverage of up to $2,400 million for the first event, as illustrated by the graphic below. Should a catastrophic event occur, we would retain up to $35 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

# UPCIC All States 1st Event

$2,400.0M
$2,270.0M
$540.0M
$445.0M
$90.0M
$35.0M
Fifth Layer*
100% of $130M xs $713M (1@100%) All States
Est. Mandatory FHCF
90% of
$1,730.0M
xs
$540.0M
(Florida only)
Fourth Layer*
100% of $173M xs $540M*
(1@100%)
All States
Third Layer*
68.33% of $95M xs $445M (1@100%) All States (RPP for UPCIC)
(placed through May 31, 2019)
Third Layer*
31.67% $95M xs $445M (1@100%) All States (RPP for UPCIC)
Second Layer
58% of $355M xs $90M
(1@100%)
All States
(RPP for UPCIC)
(placed through May 31, 2018)
Second Layer
42% of $355M xs $90M
(1@100%)
All States
(RPP for UPCIC)
First layer 68.33% of $55M xs $35M (1@100%) All States (RPP for UPCIC) (placed through May 31, 2019)
First layer 31.67% $55M xs $35M (1@100%) All States (RPP for UPCIC)
Net Retention $35M

* Layer cascades to $90M

APPCIC’s 2016-2017 Reinsurance Program

Third-Party Reinsurance

The total cost of APPCIC’s private catastrophe and multiple line excess reinsurance program, effective June 1, 2016 through May 31, 2017, is $1.7 million.  In addition, APPCIC has purchased reinstatement premium protection as described below, the cost of which is $52,300.  The largest private participants in APPCIC’s reinsurance program include leading reinsurance companies such as Everest Re, Chubb Tempest Re, Hiscox, Hannover Ruck, and Lloyd’s of London syndicates.

APPCIC’s Retention

APPCIC has a net retention of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $29.3 million. This retention amount is gross of any potential tax benefit we would receive in paying such losses.

First Layer

Immediately above APPCIC’s net retention we have $3.3 million of reinsurance coverage from third-party reinsurers.  Specifically, we have purchased reinsurance coverage for the first event, and such coverage allows for one reinstatement upon the payment of reinstatement premiums, which would cover the second and potentially more catastrophic events. We have purchased reinstatement premium protection to pay the required premium necessary for the initial reinstatement of this coverage for a second catastrophic event.

Second and Third Layers

In the second and third layers, we have purchased reinsurance for $1.7 million of coverage in excess of $5.3 million in losses incurred by us (net of the FHCF layer) and $7 million of coverage in excess of $7 million in losses incurred by us (net of the FHCF layer), respectively.

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

FHCF

APPCIC’s third-party reinsurance program is used to supplement the FHCF reinsurance we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2016, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $17 million, or $15.3 million, in excess of $5.3 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2016 hurricane season is $1.0 million.  Factoring in our estimated coverage under the FHCF, we purchase coverage alongside our FHCF coverage from third-party reinsurers as described above, which adjusts to fill in gaps in FHCF coverage. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our portfolio impacted by a land falling hurricane.

The third-party reinsurance we purchase for APPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, APPCIC has reinsurance coverage of up to $29.3 million, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $2 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

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

Results of Operations—Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

Net income increased by $8.9 million, or 36.2%, to $33.6 million for the three months ended June 30, 2016, compared to $24.7 million for the three months ended June 30, 2015.  This $8.9 million increase reflects an increase in every category of revenue partially offset by increases in operating expenses. Organic growth and the elimination of the cession rate of our quota share reinsurance contracts effective June 1, 2015 are significant factors behind our 2016 results and comparison to prior periods.  Diluted earnings per common share increased by $0.25, or 36.2%, to $0.94 for the three months ended June 30, 2016, compared to $0.69 for the three months ended June 30, 2015, as a result of an increase in net income. A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Three Months Ended
	June 30,		Change
	2016	2015	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$271,921	$249,971	$21,950	8.8%
Ceded premiums written	(72,874)	(7,933)	(64,941)	818.6%
Net premiums written	199,047	242,038	(42,991)	-17.8%
Change in net unearned premiums	(42,586)	(129,150)	86,564	-67.0%
Premiums earned, net	156,461	112,888	43,573	38.6%
Net investment income (expense)	2,142	1,207	935	77.5%
Net realized gains (losses) on investments	576	110	466	423.6%
Commission revenue	4,210	3,474	736	21.2%
Policy fees	4,753	4,352	401	9.2%
Other revenue	1,660	1,560	100	6.4%
Total premiums earned and other revenues	169,802	123,591	46,211	37.4%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	60,083	39,704	20,379	51.3%
General and administrative expenses	54,825	42,667	12,158	28.5%
Total operating costs and expenses	114,908	82,371	32,537	39.5%
INCOME BEFORE INCOME TAXES	54,894	41,220	13,674	33.2%
Income tax expense	21,247	16,516	4,731	28.6%
NET INCOME	$33,647	$24,704	$8,943	36.2%
Other comprehensive income (loss), net of taxes	2,841	(1,083)	3,924	NM
COMPREHENSIVE INCOME	$36,488	$23,621	$12,867	54.5%

NM - Not meaningful.

Premiums earned in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time. Net premiums earned were $156.5 million for the three months ended June 30, 2016, compared to $112.9 million for the three months ended June 30, 2015.  The increase in net earned premiums of $43.6 million, or 38.6%, reflects an increase in direct earned premiums of $22.1 million and a net decrease in ceded earned premiums of $21.5 million. The increase in direct earned premiums reflects organic growth in all states and to a lesser extent modest rate increases that took effect in Florida in the second quarter of 2015.

Our reinsurance programs run from June 1 to May 31 of the following year. In June 2015, we eliminated quota share reinsurance on a cut off basis taking back $66 million of previously ceded unearned premium and related balances, the effect of which reduced 2015 ceded written premium in our financial statements. Prior to June 1, 2015, we were ceding premiums to our quota share reinsurers at a rate of 30% in our 2014-2015 reinsurance program which is reflected in the results for the three months ended June 30, 2015. The net decrease in ceded earned premiums of $21.5 million is attributable to the elimination of quota share reinsurance which reduced ceded earned premium by $39.9 million, partially offset by an increase in ceded earned premium of $18.4 million for excess of loss and catastrophe reinsurance due to organic growth.  As discussed above in “– Overview”, our ability to achieve rate adequacy relative to the risks written improved our underwriting profit and together with our improved financial strength led to our decision to retain a greater share of our profitable business by reducing our quota share cession rate in our 2014-2015 reinsurance program and eliminating the use of quota share reinsurance in our 2015-2016 reinsurance program.

Net investment income was $2.1 million for the three months ended June 30, 2016, compared to $1.2 million for the same three months in 2015. The increase in net investment income of $935 thousand is the result of an increase in our investment portfolio fueled by cash flows generated from operations and actions taken to increase yield by investing these new funds along with maturities in higher yielding securities while maintaining high credit quality. Total average investments were $574.2 million during the three months ended June 30, 2016 compared to $454.4 million for the same period in 2015.

Management sells investment securities from its portfolio of securities available for sale from time to time when opportunities arise. We sold investment securities available for sale during the three months ended June 30, 2016 generating net realized gains of $576 thousand compared to net realized gains of $ 110 thousand for the three months ended June 30, 2015.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the three months ended June 30, 2016 commission revenue was $4.2 million, compared to $3.5 million for the three months ended June 30, 2015.  The increase in commission revenue of $736 thousand, or 21.2%, was the result of overall changes in the structure of the reinsurance programs in effect during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, including the amount of premiums paid for reinsurance and the types of reinsurance contracts used in each program.

Policy fees for the three months ended June 30, 2016, were $4.8 million compared to $4.4 million for the same period in 2015.  The increase of $401 thousand, or 9.2%, was the result of an increase in the number of policies written during the three months ended June 30, 2016 compared to the same period in 2015.

Other revenue for the three months ended June 30, 2016 was $1.7 million compared to $1.6 million for the same period in 2015. The increase of $100 thousand, or 6.4% was the result of an increase in the number of policies written during the three months ended June 30, 2016 compared to the same period in 2015.

Losses and LAE were $60.1 million for the three months ended June 30, 2016, compared to $39.7 million during the same period in 2015. A large portion of the increase in net losses and LAE of $20.4 million was driven by the absence of losses and LAE ceded to quota share reinsurers upon the elimination of our quota share reinsurance contracts in June 2015 as discussed above. During the three months ended June 30, 2015 we ceded $10 million to quota share reinsurers, none during the three months ended June 30, 2016. Direct losses and LAE also grew by $8.7 million which was proportionally aligned to our increase in premium exposure and also reflected slight increase in the underlying gross loss ratio.  The gross loss ratio in 2016 is in line with estimates derived from the most recent actuarial study performed at the end of 2015.  The net losses and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 38.4% and 35.2% during the three-month period ended June 30, 2016 and 2015, respectively, and were comprised of the following components (in thousands):

	Three Months Ended June 30, 2016
	Direct	Ceded	Net
Losses and loss adjustment expenses	$58,434	$(1,649)	$60,083
Premiums earned	$226,819	$70,358	$156,461
Loss & LAE ratios	25.8%	(2.3%)	38.4%

	Three Months Ended June 30, 2015
	Direct	Ceded	Net
Losses and loss adjustment expenses	$49,701	$9,997	$39,704
Premiums earned	$204,771	$91,883	$112,888
Loss & LAE ratios	24.3%	10.9%	35.2%

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the three months ended June 30, 2016, general and administrative expenses were $54.8 million, compared to $42.6 million for the same period in 2015. The majority of the overall increase in general and administrative expenses of $12.2 million resulted from proportional increases in policy acquisition costs of $5.1 million, driven by increases in premium volume and to a greater extent the absence of offsetting ceding commission. Ceding commissions offset amortization of deferred acquisition costs by $7.1 million during the three months ended June 30, 2015, none during the same period in 2016.  This previous benefit was eliminated as a result of the quota share reinsurance termination effective June 1, 2015.  Acquisition costs when measured against gross written premium and before the impact of ceding commissions was 13.5% for both the three months ended June 30, 2016 and 2015.   In total the expense ratio, or general and administrative expenses as a percentage of net earned premiums, was 35.0% for the three months ended June 30, 2016 compared 37.8% for the same period in 2015.  The decrease in the expense ratio resulted from the economies of scale caused by our higher premium volume as compared to the prior period.  In addition to acquisition costs, certain operating costs increased in connection with the growth and expansion of our business offset by lower costs relating to the Company’s stock based compensation during the three months ended June 30, 2016.

Income taxes increased by $4.7 million, or 28.6%, primarily as a result of an increase in income before income taxes.  The effective tax rate decreased to 38.7% from 40.1% for the three months ended June 30, 2016 and 2015, respectively.  The decrease in the effective tax rate is a result of a reduction in the amount of non-deductible executive compensation, lower state income taxes as we diversify outside of Florida and economies of scale.

Comprehensive income includes net income and other comprehensive income or loss.  Other comprehensive income for the three months ended June 30, 2016 and 2015, reflects after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Results of Operations – Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net income increased by $11.8 million, or 25.2%, to $58.9 million for the six months ended June 30, 2016 compared to $47.0 million for the six months ended June 30, 2015. This $11.8 million increase reflects an increase in every category of revenue, partially offset by increases in operating expenses. Organic growth and the elimination of the cession rate of our quota share reinsurance contracts effective June 1, 2015 are significant factors behind our 2016 results and comparison to prior year periods. Diluted earnings per common share increased by $0.34, or 26%, to $1.65 for the six months ended June 30, 2016 compared to $1.31 for the six months ended June 30, 2015, as a result of an increase in net income and a slight decrease in weighted average shares outstanding (diluted).  A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Six Months Ended
	June 30,		Change
	2016	2015	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$499,894	$461,576	$38,318	8.3%
Ceded premiums written	(146,933)	(114,430)	(32,503)	28.4%
Net premiums written	352,961	347,146	5,815	1.7%
Change in net unearned premiums	(44,052)	(139,898)	95,846	-68.5%
Premiums earned, net	308,909	207,248	101,661	49.1%
Net investment income (expense)	3,747	2,069	1,678	81.1%
Net realized gains (losses) on investments	1,243	281	962	342.3%
Commission revenue	8,323	6,642	1,681	25.3%
Policy fees	8,867	8,184	683	8.3%
Other revenue	3,159	2,977	182	6.1%
Total premiums earned and other revenues	334,248	227,401	106,847	47.0%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	126,200	73,294	52,906	72.2%
General and administrative expenses	112,055	74,864	37,191	49.7%
Total operating costs and expenses	238,255	148,158	90,097	60.8%
INCOME BEFORE INCOME TAXES	95,993	79,243	16,750	21.1%
Income tax expense	37,120	32,209	4,911	15.2%
NET INCOME	$58,873	$47,034	$11,839	25.2%
Other comprehensive income, net of taxes	6,122	114	6,008	5270.2%
COMPREHENSIVE INCOME	$64,995	$47,148	$17,847	37.9%

Premiums earned in the current period reflects premiums written over the past 12 months and any changes in rates or policy count during that time. Net premiums earned were $308.9 million for the six months ended June 30, 2016, compared to $207.2 million for the six months ended June 30, 2015.  The increase in net earned premiums of $101.7 million, or 49.1%, reflects an increase in direct earned premiums of $46.6 million and a net decrease in ceded earned premiums of $55 million. The increase in direct earned premiums reflects organic growth in all states as well as rate changes that took effect in the second quarter of 2015.

Our reinsurance programs run from June 1 to May 31 of the following year. In June 2015, we eliminated quota share reinsurance on a cut off basis taking back $66 million of previously ceded unearned premium and related balances, the effect of which reduced 2015 ceded written premium in our financial statements. Prior to June 1, 2015, we were ceding premiums to our quota share reinsurers at a rate of 30% in our 2014-2015 reinsurance program which is reflected in the results for the six months ended June 30, 2015. The net decrease in ceded earned premiums of $55 million is attributable to the elimination of quota share reinsurance which reduced ceded earned premium by $97.5 million, partially offset by an increase in ceded earned premium of $42.5 million for excess of loss and catastrophe reinsurance due to organic growth.

Net investment income was $3.8 million for the six months ended June 30, 2016, compared to $2.1 million for the same six months in 2015. The increase in net investment income of $1.7 million is the result of an increase in our investment portfolio fueled by cash flows generated from operations and actions taken to increase yield by investing these new funds along with maturities in higher yielding securities while maintaining high credit quality.

We sold investment securities available for sale during the six months ended June 30, 2016 resulting in a net realized gain of $1.2 million compared to a net realized gain of $281 thousand during the six months ended June 30, 2015.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the six months ended June 30, 2016, commission revenue was $8.3 million, compared to $6.6 million for the six months ended June 30, 2015.  The increase in commission revenue of $ 1.7 million, or 25.3%, was the result of overall changes in the structure of the reinsurance programs in effect during the six months ended June 30, 2016, compared to the six months ended June 30, 2015 including the amount of premiums paid for reinsurance and the types of reinsurance contracts used in each program

Policy fees for the six months ended June 30, 2016 were $8.9 million compared to $8.2 million for the same period in 2015.  The increase of $683 thousand, or 8.3% was the result of an increase in the number of policies written during the six months ended June 30, 2016 compared to the same period in 2015.

Other revenue for the six months ended June 30, 2016 was $3.2 million compared to $3.0 million for the same period in 2015. The increase of $182 thousand, or 6.1% was the result of an increase in the number of policies written during the six months ended June 30, 2016 compared to the same period in 2015.

Losses and LAE were $126.2 million for the six months ended June 30, 2016 compared to $73.3 million during the same period in 2015. A significant portion of the increase in net losses and LAE of $52.9 million was driven by the absence of losses and LAE ceded to quota share reinsurers upon the elimination of our quota share reinsurance contracts in June 2015 as discussed above. During the six months ended June 30, 2015 we ceded $25.7 million to quota share reinsurers, none during the six months ended June 30, 2016. Direct losses and LAE also grew by $25.6 million which was proportionally aligned to our increase in premium exposure and also reflects $8.5 million of incremental losses recorded in the first quarter of 2016 related to severe weather events.  Excluding the effect of the severe weather events in the first quarter of 2016, the underlying gross loss ratio in 2016 is in line with the indications and most recent actuarial study performed at the end of 2015.  The net loss and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 40.9% and 35.4% during the six-month periods ended June 30, 2016 and 2015, respectively, and were comprised of the following components (in thousands):

	Six Months Ended June 30, 2016
	Direct	Ceded	Net
Losses and loss adjustment expenses	$124,581	$(1,619)	$126,200
Premiums earned	$448,070	$139,161	$308,909
Loss & LAE ratios	27.8%	-1.2%	40.9%

	Six Months Ended June 30, 2015
	Direct	Ceded	Net
Losses and loss adjustment expenses	$98,991	$25,697	$73,294
Premiums earned	$401,442	$194,194	$207,248
Loss & LAE ratios	24.7%	13.2%	35.4%

The increase in the net loss and loss adjustment expense ratio to 40.9% for the six months ended June 30, 2016 from 35.4% for the same period in 2015 is principally due to the $8.5 million incremental charge in the first quarter of 2016 relating to severe weather events and also reflected slight increase in the underlying gross loss ratio which is based on the most recent actuarial study at the end of 2015.

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the six months ended June 30, 2016, general and administrative expenses were $112.1 million, compared to $74.9 million for the same period in 2015. The majority of the overall increase in general and administrative expenses of $37.2 million, or 49.7%, resulted from proportional increases in policy acquisition costs of $7.1 million driven by increases in premium volume and to a greater extent the absence of offsetting ceding commission. Ceding commissions offset amortization of deferred acquisition cost by $23.7 million during the six months ended June 30, 2015, none during the same period in 2016.  This previous benefit was eliminated as a result of the quota share reinsurance termination effective June 1, 2015.   Acquisition costs when measured against gross written premium and before the impact of ceding commissions was 13.5% vs. 13.6% for the six months ended June 30, 2016 and 2015, respectively.  In total the expense ratio, or general and administrative expenses as a percentage of net earned premiums, was 36.3% for the six months ended June 30, 2016 compared 36.1% for the same period in 2015. The increase in the expense ratio from the absence of ceding commission was largely offset by economies of scale.

Income taxes increased by $4.9 million, or 15.2% for the six months ending June 30, 2016, primarily as result of an increase in income before income taxes.  The effective tax rate decreased to 38.7% from 40.6% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate was a result of a reduction in the amount of non-deductible executive compensation, lower state income taxes as we diversify outside of Florida and economies of scale.

Comprehensive income includes net income and other comprehensive income or loss.  The other comprehensive income for the six months ended June 30, 2016 and June 30, 2015, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Analysis of Financial Condition—As of June 30, 2016 Compared to December 31, 2015

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	June 30,	December 31,
Type of Investment	2016	2015
Fixed maturities	$577,810	$416,083
Equity securities	35,543	42,214
Short-term investments	5,004	25,021
Investment real estate, net	8,102	6,117
Total	$626,459	$489,435

See “Item 1 —Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of unearned ceded written premiums that will be earned pro-rata in the future. The increase of $7.8 million to $122.4 million reflects ceded premiums written of $72.9 million offset by amortization of ceded earned premium of $65.1 million during the six months ended June 30, 2016.

Reinsurance recoverable represents the estimated amount of losses and LAE that are recoverable from reinsurers. The decrease of $16.5 million to $6.4 million was primarily due to the timing of settlements and amounts available for right of offset with our reinsurers for reinsurance payables.

Premiums receivable represents amounts receivable from policyholders.  The increase in premiums receivable of $10.5 million to $61.4 million relates to the growth in the Company’s business.

Income taxes recoverable represents amounts due from taxing jurisdictions within one year and arise when tax payments exceed tax liabilities. Income taxes recoverable were reduced by $5.3 million to $0.2 million as of June 30, 2016 resulting primarily from the receipt of an income tax refund of $5.7 million.

Deferred tax assets and liabilities represent temporary differences between U.S. GAAP and tax basis of a company's assets and liabilities.  The decrease in deferred tax assets of $7.3 million during the three months ending June 30, 2016 is primarily due to the vesting of restricted stock and the utilization of deferred tax assets during this period.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs, net.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our unpaid losses and LAE.  Unpaid losses and loss adjustment expenses decreased $38.7 million to $60.1 million during the six months ended June 30, 2016.  This reduction was the result of continuing initiatives to expedite claims payments including the ability of our mobile claims teams to rapidly settle certain claims, which we refer to as “Fast Track”.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $51.8 million to $494.2 million as of June 30, 2016 reflects both organic growth and seasonality of our business as described under “– Overview”.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies.  The increase of $4.8 million to $29.6 million as of June 30, 2016 reflects both organic growth and seasonality of our business as described under “– Overview”.

Reinsurance payable increased $73.9 million as a result of amounts accrued during 2016 in connection with the Company’s 2016 –2017 reinsurance treaties which we entered into as of June 1, 2016.

Other liabilities and accrued expense increased by $6.2 million primarily due to payables relating to security purchases settled after June 30, 2016.

Long-term debt was reduced by $8.3 million primarily as a result of the cancellation of the Renaissance Re Ventures Ltd. Term Loan.  See “– Liquidity and Capital Resources” for further discussion.

See “– Liquidity and Capital Resources” for explanation of changes in treasury shares.

Additional paid-in-capital increased $7.8 million resulting from the reissuance of treasury shares pursuant to the RenaissanceRe Ventures Ltd. (“RenRe”) sale of UVE common stock of $7.7 million and share-based compensation expense for the 6 months ended June 30, 2016 of $6.7 million.  This was offset by tax withholdings for share-based compensation of $4.8 million and a tax shortfall for share-based compensation of $1.8 million.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of June 30, 2016, was $215.3 million compared to $197.0 million at December 31, 2015. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2016, and December 31, 2015.  The increase in cash and cash equivalents was driven by cash flows generated from operations in excess of those used for investing and financing activities.  Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.

The balance of restricted cash and cash equivalents as of June 30, 2016, and December 31, 2015 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As discussed in “Item 1 — Note 6 (Long-Term Debt),” UVE entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in March 2013, which was most recently amended in July 2015. The DB Loan makes available to UVE an unsecured line of credit in an aggregate amount not to exceed $15 million. Draws under the DB Loan have a maturity date of July 31, 2017 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UVE. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. As of June 30, 2016, UVE was in compliance with all such covenants, and no amounts have been drawn under this unsecured line of credit.

In May 2013, UVE also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenRe also discussed in “Item 1 — Note 6 (Long-Term Debt).” The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016, or the date that all principal under the Term Loan is prepaid or deemed paid in full. The Term Loan is amortized over the three-year term and UVE may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities.  On April 28, 2016, the Company repaid the Term Loan in connection with the sale of $10 million of UVE common stock to RenRe.  Refer to “Item 1 — Note 6 (Long-Term Debt) and Note 7 (Stockholders’ Equity)” for details on the cancellation of the Term Loan during the quarter ended June 30, 2016.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2016, we had total capital of $367.2 million, comprised of stockholders’ equity of $351.4 million and total long-term debt of $15.8 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 4.3% and 4.5%, respectively, at June 30, 2016. At December 31, 2015, we had total capital of $317.2 million, comprised of stockholders’ equity of $293.1 million and total long-term debt of $24.1 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 7.6% and 8.2%, respectively, at December 31, 2015.

As described in our Form 10-K for the year ended December 31, 2015, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program.  The surplus note has a twenty-year term, quarterly payments of principal and interest that accrues per the terms of the note agreement. At June 30, 2016, UPCIC was in compliance with the terms of the surplus note and total adjusted capital surplus was in excess of regulatory requirements for both UPCIC and APPCIC.

On June 13, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common stock through December 31, 2017.  The Company may repurchase shares from time to time at its discretion, based on ongoing assessments of the capital needs of the Company, the market price of its common stock and general market conditions. The Company will fund the share repurchase program with cash from operations. This new authorization follows completion of the Board authorized share repurchase program announced on November 19, 2015, pursuant to which the Company repurchased 527,107 shares of common stock at an average price of $18.93 per share through on the open market. The Company financed the share repurchases under the program using cash on hand.

On April 28, 2016, the Company entered into a Purchase and Exchange Agreement with RenRe, pursuant to which the Company sold an aggregate of 583,771 shares of common stock at a purchase price of $17.13 per share for a total of $10 million, which was comprised of $2,965,000 in cash and $7,035,000 in cancellation of outstanding indebtedness.

During the six months ended June 30, 2016, we repurchased an aggregate of 367,107 shares of UVE’s common stock in the open market.  Also see “Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the 3 months ended June 30, 2016.

Cash Dividends

On January 14, 2016, we declared a cash dividend of $0.14 per share on our outstanding common stock which was paid on March 2, 2016, to the shareholders of record at the close of business on February 18, 2016.

On April 13, 2016, we declared a cash dividend of $0.14 per share on our outstanding common stock which was paid on July 5, 2016 to shareholders of record at the close of business on June 15, 2016.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2016 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$60,144	$34,763	$16,961	$6,375	$2,045
Long-term debt	16,523	1,306	3,405	3,298	8,514
Operating leases	448	180	268	—	—
Total contractual obligations	$77,115	$36,249	$20,634	$9,673	$10,559

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and making the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2016.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  The new guidance will apply to: 1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, 2) loan commitments and certain other off-balance sheet credit exposures, 3) debt securities and other financial assets measured at fair value through other comprehensive income, and 4) beneficial interests in securitized financial assets.  The guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In March 2016, the FASB issued guidance that will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any annual or interim period for which financial statements haven't been issued or made available for issuance, but all of the guidance must be adopted in the same period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

Related Party Transactions

See “Item 1 — Note 8 (Related Party Transactions)” for information about related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of June 30, 2016, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	June 30, 2016
	Amortized Cost								Fair Value
	2016	2017	2018	2019	2020	Thereafter	Other (1)	Total	Total
Fixed income investments	$8,369	$53,006	$51,618	$73,419	$39,125	$110,290	$240,426	$576,253	$582,814
Weighted average interest rate	3.19%	2.01%	2.18%	1.99%	2.17%	3.60%	2.95%	2.75%	2.75%

	December 31, 2015
	Amortized Cost								Fair Value
	2016	2017	2018	2019	2020	Thereafter	Other (1)	Total	Total
Fixed income investments	$57,229	$53,023	$78,272	$61,659	$30,634	$86,605	$76,212	$443,634	$441,104
Weighted average interest rate	1.12%	2.09%	1.65%	1.70%	1.93%	3.23%	1.65%	1.96%	1.95%

(1)	Comprised of mortgage-backed and asset-backed securities that have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the fixed maturities. The fixed income investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock, mortgage-backed and asset-backed securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity investments in our available for sale portfolio at June 30, 2016 was 3.1 years.

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

The following table provides information about the investments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$3,086	8.7%	$10,762	25.5%
Mutual funds	32,457	91.3%	31,452	74.5%
Total equity securities	$35,543	100.0%	$42,214	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2016 and December 31, 2015 would have resulted in a decrease of $7.1 million and $8.4 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Lawsuits are filed against the Company from time to time. Many of these lawsuits involve claims under policies that we underwrite and reserve for as an insurer. We believe that the resolution of these claims will not have a material adverse effect on our financial condition or results of operations.  We are also involved in various other legal proceedings and litigation unrelated to claims under our policies that arise in the ordinary course of business operations.  Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition or results of operations. The Company contests liability and/or the amount of damages as appropriate in each pending matter.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable.

Legal proceedings are subject to many uncertain factors that generally cannot be predicted with assurance, and the Company may be exposed to losses in excess of any amounts accrued. The Company currently estimates that the reasonably possible losses for legal proceedings, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. These estimates of possible loss do not represent our maximum loss exposure, and actual results may vary significantly from current estimates.

Item 1A. Risk Factors

In the opinion of management, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of UVE’s repurchases of common stock for the three months ended June 30, 2016 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
4/1/16 - 4/30/16	—	$—	—	—
5/1/16 - 5/31/16	145,165	$18.45	145,165	—
6/1/16 - 6/30/16	121,942	$19.39	121,942	1,102,553
Total	267,107	$18.88	267,107	1,102,553

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares were calculated using a closing price at June 30, 2016 of $18.58 per share.

In November 2015, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Exchange Act Rule 10b-18 under the Securities Exchange Act of 1934, as amended, up to $10 million of its outstanding shares of common stock through December 31, 2016. Since November 2015, we have repurchased 527,107 shares pursuant to this program through June 30, 2016 at an aggregate cost of $10.0 million.

In June 2016, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Exchange Act Rule 10b-18 under the Securities Exchange Act of 1934, as amended, up to $20 million of its outstanding shares of common stock through December 31, 2017. Since June 2016, we have repurchased 25,000 shares pursuant to this program through June 30, 2016 at an aggregate cost of $486 thousand.

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: August 4, 2016	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

Date: August 4, 2016	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer