Form 10-Q
period 2016-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2016-11-04
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,038,483 shares of common stock, par value $0.01 per share, outstanding on October 31, 2016.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2016 and the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2016 and 2015 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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
Chicago, Illinois November 4, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$205,241	$197,014
Restricted cash and cash equivalents	2,635	2,635
Fixed maturities, at fair value	584,274	416,083
Equity securities, at fair value	44,240	42,214
Short-term investments, at fair value	5,003	25,021
Investment real estate, net	10,384	6,117
Prepaid reinsurance premiums	198,910	114,673
Reinsurance recoverable	—	22,853
Premiums receivable, net	60,570	50,980
Other receivables	5,863	4,979
Property and equipment, net	30,845	27,065
Deferred policy acquisition costs, net	68,300	60,019
Income taxes recoverable	10,643	5,420
Deferred income tax asset, net	1,877	13,912
Other assets	5,437	4,563
Total assets	$1,234,222	$993,548
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$54,209	$98,840
Unearned premiums	501,577	442,366
Advance premium	28,721	24,813
Accounts payable	2,294	378
Reinsurance payable, net	211,863	73,585
Dividends payable	4,903	—
Other liabilities and accrued expenses	41,995	36,424
Long-term debt	15,396	24,050
Total liabilities	860,958	700,456

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	453	455
Authorized shares - 55,000
Issued shares - 45,292 and 45,525
Outstanding shares - 35,024 and 35,110
Treasury shares, at cost - 10,268 and 10,415	(86,887)	(80,802)
Additional paid-in capital	80,399	70,789
Accumulated other comprehensive income (loss), net of taxes	1,625	(4,006)
Retained earnings	377,674	306,656
Total stockholders' equity	373,264	293,092
Total liabilities and stockholders' equity	$1,234,222	$993,548

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$241,888	$222,572	$741,782	$684,147
Change in unearned premium	(7,388)	(7,769)	(59,211)	(67,903)
Direct premium earned	234,500	214,803	682,571	616,244
Ceded premium earned	(74,966)	(68,650)	(214,128)	(262,843)
Premiums earned, net	159,534	146,153	468,443	353,401
Net investment income (expense)	2,304	1,307	6,051	3,376
Net realized gains (losses) on investments	101	11	1,344	292
Commission revenue	4,603	4,115	12,927	10,757
Policy fees	4,226	3,820	13,093	12,003
Other revenue	1,668	1,637	4,827	4,614
Total premiums earned and other revenues	172,436	157,043	506,685	384,443
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	73,548	53,854	199,749	127,148
General and administrative expenses	54,725	55,289	166,780	130,152
Total operating costs and expenses	128,273	109,143	366,529	257,300
INCOME BEFORE INCOME TAXES	44,163	47,900	140,156	127,143
Income tax expense	17,281	17,602	54,400	49,811
NET INCOME	$26,882	$30,298	$85,756	$77,332
Basic earnings per common share	$0.77	$0.87	$2.46	$2.22
Weighted average common shares outstanding - Basic	35,042	34,911	34,878	34,837
Fully diluted earnings per common share	$0.75	$0.84	$2.41	$2.15
Weighted average common shares outstanding - Diluted	35,723	35,999	35,594	35,918
Cash dividend declared per common share	$0.14	$0.12	$0.42	$0.36

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$26,882	$30,298	$85,756	$77,332
Other comprehensive income (loss)	(491)	(794)	5,631	(680)
Comprehensive income	$26,391	$29,504	$91,387	$76,652

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities	$178,637	$241,182
Cash flows from investing activities:
Proceeds from sale of property and equipment	31	55
Purchases of property and equipment	(6,041)	(10,310)
Payments to acquire a business	—	(1,000)
Purchases of equity securities	(46,414)	(46,668)
Purchases of fixed maturities	(278,961)	(145,118)
Purchases of short-term investments	—	(87,538)
Purchases of investment real estate, net	(4,400)	(5,888)
Proceeds from sales of equity securities	46,819	17,412
Proceeds from sales of fixed maturities	78,966	26,154
Proceeds from sales of short-term investments	—	12,500
Maturities of fixed maturities	38,111	63,201
Maturities of short-term investments	25,000	50,000
Net cash provided by (used in) investing activities	(146,889)	(127,200)
Cash flows from financing activities:
Preferred stock dividend	(7)	(7)
Common stock dividend	(9,828)	(8,520)
Issuance of common stock	—	511
Purchase of treasury stock	(8,415)	(7,665)
Sale of treasury stock	2,965	—
Purchase of preferred stock	—	(257)
Payments related to tax withholding for share-based compensation	(4,905)	(10,195)
Excess tax benefits (shortfall) from share-based compensation	(1,563)	5,241
Borrowings under promissory note	—	1,390
Repayment of debt	(1,768)	(8,103)
Net cash provided by (used in) financing activities	(23,521)	(27,605)
Net increase (decrease) in cash and cash equivalents	8,227	86,377
Cash and cash equivalents at beginning of period	197,014	115,397
Cash and cash equivalents at end of period	$205,241	$201,774
Supplemental cash and non-cash flow disclosures:
Interest paid	$362	$767
Income taxes paid	$58,268	$51,554
Income tax refund	$5,694	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in thirteen states as of September 30, 2016, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

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

Condensed Consolidated Statement of Cash Flows – Additional Disclosure

As discussed in “—Note 7 (Stockholders’ Equity)”, in April 2016 the Company entered into a Purchase and Exchange Agreement with RenaissanceRe Ventures Ltd. pursuant to which the Company sold an aggregate of 583,771 shares of UVE common stock at a price of $17.13 per share for a total consideration of $10 million of which $7.035 million represents cancellation of indebtedness, non-cash portion, and the balance of $2.965 million was received in cash.  The non-cash portion of the transaction has been excluded from the statement of cash flows.

2. Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2015.  Below are revised disclosures required to be reported on a quarterly basis.

Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the liability of the Company. Allowances are established for amounts deemed uncollectible if any.

3. Investments

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	September 30, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$77,076	$618	$(63)	$77,631
Corporate bonds	191,342	2,485	(125)	193,702
Mortgage-backed and asset-backed securities	224,423	1,830	(182)	226,071
Municipal bonds	77,135	270	(224)	77,181
Redeemable preferred stock	9,095	607	(13)	9,689
Equity Securities:
Common stock	11,210	—	(374)	10,836
Mutual funds	35,644	266	(2,506)	33,404
Short-term investments	5,000	3	—	5,003
Total	$630,925	$6,079	$(3,487)	$633,517

	December 31, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$126,209	$—	$(867)	$125,342
Corporate bonds	126,421	137	(1,041)	125,517
Mortgage-backed and asset-backed securities	151,328	97	(1,265)	150,160
Redeemable preferred stock	9,665	429	(29)	10,065
Other	5,000	—	(1)	4,999
Equity Securities:
Common stock	10,991	15	(244)	10,762
Mutual funds	35,221	5	(3,774)	31,452
Short-term investments	25,011	10	—	25,021
Total	$489,846	$693	$(7,221)	$483,318

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

	September 30, 2016		December 31, 2015
		% of Total		% of Total
Comparable Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$129,018	21.9%	$103,097	23.4%
AA	278,611	47.3%	189,600	43.0%
A	110,310	18.7%	83,850	19.0%
BBB	66,025	11.2%	41,408	9.4%
BB+ and Below	3,817	0.6%	4,261	1.0%
No Rating Available	1,496	0.3%	18,888	4.2%
Total	$589,277	100.0%	$441,104	100.0%

The tables above include comparable credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2016		December 31, 2015
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$116,085	$116,947	$74,353	$73,854
Non-agency	19,614	19,779	10,430	10,183
Asset-backed securities:
Auto loan receivables	38,886	39,187	29,883	29,712
Credit card receivables	38,663	38,880	32,225	31,985
Other receivables	11,175	11,278	4,437	4,426
Total	$224,423	$226,071	$151,328	$150,160

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	September 30, 2016
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	1	$922	$(6)	2	$3,518	$(57)
Corporate bonds	18	13,627	(23)	6	5,362	(102)
Mortgage-backed and asset-backed securities	12	25,089	(96)	4	6,858	(86)
Municipal bonds	25	32,976	(224)	—	—	—
Redeemable preferred stock	5	479	(13)	—	—	—
Equity securities:
Common stock	3	10,754	(265)	2	81	(109)
Mutual funds	1	9,991	(49)	2	11,895	(2,457)
Total	65	$93,838	$(676)	16	$27,714	$(2,811)

	December 31, 2015
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	10	$121,912	$(690)	2	$3,429	$(177)
Corporate bonds	101	90,717	(927)	6	4,789	(114)
Mortgage-backed and asset-backed securities	51	118,743	(974)	6	13,902	(291)
Redeemable preferred stock	5	764	(29)	—	—	—
Other	1	4,999	(1)	—	—	—
Equity securities:
Common stock	3	8,690	(148)	2	93	(96)
Mutual funds	3	13,192	(374)	1	7,867	(3,400)
Total	174	$359,017	$(3,143)	17	$30,080	$(4,078)

Evaluating Investments for OTTI

At September 30, 2016, the Company held fixed maturity, equity securities and short-term investments that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity, equity securities and short-term investments, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe we will recover the amortized cost basis of our fixed income securities.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  Additionally, the Company considers management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities.  Based on this process and analysis, management has no reason to believe the unrealized losses for securities available for sale at September 30, 2016 are other than temporary.

As of September 30, 2016, we held approximately $12 million equity securities that were in an unrealized loss position twelve months or longer.  The unrealized loss on these securities was $2.6 million.  Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery.  There were no OTTI losses recognized in the periods presented on the equity portfolio.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	September 30, 2016
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$48,716	$48,738
Due after one year through five years	225,404	228,062
Due after five years through ten years	22,056	22,408
Due after ten years	54,377	54,309
Mortgage-backed and asset-backed securities	224,423	226,071
Perpetual maturity securities	9,095	9,689
Total	$584,071	$589,277

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales proceeds (fair value)	$8,111	$12,014	$125,785	$56,066
Gross realized gains	$107	$12	$1,369	$308
Gross realized losses	$(6)	$(1)	$(25)	$(16)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fixed maturities	$2,456	$1,479	$6,447	$4,001
Equity securities	223	277	666	540
Short-term investments	15	89	60	194
Other (1)	166	102	603	247
Total investment income	2,860	1,947	7,776	4,982
Less: Investment expenses (2)	(556)	(640)	(1,725)	(1,606)
Net investment (expense) income	$2,304	$1,307	$6,051	$3,376

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30, 2016	December 31, 2015
Investment real estate	$10,620	$6,220
Less: Accumulated depreciation	(236)	(103)
Investment real estate, net	$10,384	$6,117

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2015			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	December 31,
Reinsurer	Company	Services	Service, Inc.	2015
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	$42,086
Odyssey Reinsurance Company	A	A-	A3	18,742
Total (1)				$60,828

(1)

Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

n/a  No rating available, because this state trust fund, which is under the direction of the Florida State Board of Administration, is not rated.

There were no amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of stockholders’ equity as of September 30, 2016.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2016			2015
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written *	Earned	Expenses	Written	Earned	Expenses
Direct	$241,888	$234,500	$73,487	$222,572	$214,803	$53,560
Ceded	(151,432)	(74,966)	61	(71,148)	(68,650)	294
Net	$90,456	$159,534	$73,548	$151,424	$146,153	$53,854

	Nine Months Ended September 30,
	2016			2015
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written *	Earned	Expenses	Written	Earned	Expenses
Direct	$741,782	$682,571	$198,069	$684,147	$616,244	$152,551
Ceded	(298,365)	(214,128)	1,680	(185,578)	(262,843)	(25,403)
Net	$443,417	$468,443	$199,749	$498,569	$353,401	$127,148

*Ceded premiums written include the effect of an out-of-period adjustment reflected in the three and nine month periods ended September 30, 2016 as discussed in “—Note 15 (Out-of-Period Adjustment)”.

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2016	2015
Prepaid reinsurance premiums	$198,910	$114,673
Reinsurance recoverable on unpaid losses and LAE	$1,904	$13,540
Reinsurance recoverable (payable) on paid losses	(2,776)	9,313
Reinsurance receivable, net	186	353
Reinsurance recoverable and receivable	$(686)	$23,206

5. Insurance Operations

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
DPAC, beginning of period	$67,190	$62,181	$60,019	$54,603
Capitalized Costs	33,227	30,846	100,444	91,135
Amortization of DPAC	(32,117)	(30,024)	(92,163)	(82,735)
DPAC, end of period	$68,300	$63,003	$68,300	$63,003
DRCC, beginning of period	$—	$-	$—	$28,943
Ceding Commissions Written	—	—	—	(5,276)
Earned Ceding Commissions	—	—	—	(23,667)
DRCC, end of period	$—	$—	$—	$—
DPAC (DRCC), net, beginning of period	$67,190	$62,181	$60,019	$25,660
Capitalized Costs, net	33,227	30,846	100,444	96,411
Amortization of DPAC (DRCC), net	(32,117)	(30,024)	(92,163)	(59,068)
DPAC (DRCC), net, end of period	$68,300	$63,003	$68,300	$63,003

Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$60,144	$112,117	$98,840	$134,353
Less: Reinsurance recoverable	(2,958)	(31,777)	(13,540)	(47,350)
Net balance at beginning of period	57,186	80,340	85,300	87,003
Incurred (recovered) related to:
Current year	73,701	54,014	199,886	127,211
Prior years	(173)	(160)	(158)	(66)
Total incurred	73,528	53,854	199,728	127,145
Paid related to:
Current year	73,332	41,818	145,991	72,438
Prior years	5,077	10,777	86,732	60,111
Total paid	78,409	52,595	232,723	132,549
Net balance at end of period	52,305	81,599	52,305	81,599
Plus: Reinsurance recoverable	1,904	19,460	1,904	19,460
Balance at end of period	$54,209	$101,059	$54,209	$101,059

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

In accordance with Florida Statutes, and based on the calculations performed by the Company as of December 31, 2015, UPCIC has the capacity to pay ordinary dividends of $52.9 million during 2016. APPCIC does not have the capacity to pay ordinary dividends during 2016. For the nine months ended September 30, 2016, no dividends were paid from UPCIC or APPCIC to UVECF.  Dividends paid to the shareholders of UVE in 2016 have been paid from the earnings of UVE and its non-insurance subsidiaries.

The Florida Insurance Code requires insurance companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities or $10.0 million. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differ from U.S. GAAP, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the dates presented (in thousands):

	September 30,	December 31,
	2016	2015
Ten percent of total liabilities
UPCIC	$65,976	$55,928
APPCIC	$512	$463
Statutory capital and surplus
UPCIC	$311,202	$256,987
APPCIC	$14,967	$14,777

As of the dates in the table above, both UPCIC and APPCIC met the capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of September 30, 2016.  UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30,	December 31,
	2016	2015
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,977	$3,876

6. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2016	2015
Surplus note	$14,706	$15,809
Term loan	—	6,851
Promissory note	690	1,390
Total	$15,396	$24,050

See “—Note 7 (Stockholders’ Equity)” for details of the cancellation of the Term Loan.

UPCIC was in compliance with the terms of the surplus note as of September 30, 2016.

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

7. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the nine months ended September 30, 2016 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2015	45,525	(10,415)	35,110
Shares repurchased	—	(437)	(437)
Shares reissued	—	584	584
Options exercised	56	—	56
Shares acquired through cashless exercise (1)	—	(289)	(289)
Shares cancelled	(289)	289	—
Balance, as of September 30, 2016	45,292	(10,268)	35,024

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock vested. These shares have been cancelled by the Company.

In November 2015, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $10 million of its outstanding shares of common stock through December 31, 2016. In June 2016, UVE completed the repurchase program and repurchased a total of 342,107 shares, at an aggregate price of $6.4 million, pursuant to such repurchase program.

In June 2016, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $20 million of its outstanding shares of common stock through December 31, 2017. UVE repurchased 95,000 shares, at an aggregate price of approximately $2.0 million, pursuant to such repurchase program through September 2016.

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

On April 13, 2016, UVE declared a cash dividend of $0.14 per share on its outstanding common stock paid on July 5, 2016, to the shareholders of record at the close of business on June 15, 2016.

On August 31, 2016, UVE declared a cash dividend of $0.14 per share on its outstanding common stock payable on October 24, 2016, to the shareholders of record at the close of business on September 12, 2016.

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

The following table provides payments made by the Company for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
SPC Global RE Advisors LLC	$—	$30	$—	$90

9. Income Taxes

During the three months ended September 30, 2016 and 2015, the Company recorded approximately $17.3 million and $17.6 million of income taxes, respectively.  The effective tax rate for the three months ended September 30, 2016 is 39.1% compared to a 36.7% effective tax rate for the same period in the prior year.

During the nine months ended September 30, 2016 and 2015, the Company recorded approximately $54.4 million and $49.8 million of income taxes, respectively.  The effective tax rate for the nine months ended September 30, 2016 is 38.8% compared to a 39.2% effective tax rate for the same period in the prior year.

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

Factors giving rise to the difference in the Company’s effective tax rates for the three and nine month ended September 30, 2016 compared to the same periods in 2015 include:

•	a reduction in the amount of non-deductible executive compensation,
•	an increase in the amount of tax-exempt interest income,
•	current year expansion outside of Florida into non-income taxing state jurisdictions, and
•	discrete items recorded during the three months ended September 30, 2016 and 2015 based on the filing of the Company’s income tax returns in the third quarters of those periods.

Tax years that remain open for purposes of examination of the Company’s income tax liability due to taxing authorities include the years ended December 31, 2015, 2014 and 2013.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator for EPS:
Net income	$26,882	$30,298	$85,756	$77,332
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income available to common stockholders	$26,879	$30,295	$85,748	$77,324
Denominator for EPS:
Weighted average common shares outstanding	35,042	34,911	34,878	34,837
Plus: Assumed conversion of stock-based compensation (1)	656	1,063	691	1,050
Assumed conversion of preferred stock	25	25	25	31
Weighted average diluted common shares outstanding	35,723	35,999	35,594	35,918
Basic earnings per common share	$0.77	$0.87	$2.46	$2.22
Diluted earnings per common share	$0.75	$0.84	$2.41	$2.15

(1)	Represents the dilutive effect of unvested restricted stock and unexercised stock options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$(694)	$(265)	$(429)	$(1,282)	$(495)	$(787)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(101)	(39)	(62)	(11)	(4)	(7)
Net current period other comprehensive income (loss)	$(795)	$(304)	$(491)	$(1,293)	$(499)	$(794)

	For the Nine Months Ended September 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$10,460	$3,998	$6,462	$(815)	$(314)	$(501)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,344)	(513)	(831)	(292)	(113)	(179)
Net current period other comprehensive income (loss)	$9,116	$3,485	$5,631	$(1,107)	$(427)	$(680)

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement
Comprehensive Income Components	2016	2015	2016	2015	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$101	$11	$1,344	$292	Net realized gains (losses) on investments
	(39)	(4)	(513)	(113)	Income taxes
	$62	$7	$831	$179	Net of tax

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

Municipal bonds: Comprise fixed income securities issued by a state, municipality or county. The primary inputs to the valuation include quoted prices for identical assets in inactive markets or similar assets in active or inactive markets, contractual cash flows, benchmark yields and credit spreads.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value including those on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	September 30, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$77,631	$—	$77,631
Corporate bonds	—	193,702	—	193,702
Mortgage-backed and asset-backed securities	—	226,071	—	226,071
Municipal bonds	—	77,181	—	77,181
Redeemable preferred stock	—	9,689	—	9,689
Equity securities:
Common stock	10,836	—	—	10,836
Mutual funds	33,404	—	—	33,404
Short-term investments	—	5,003	—	5,003
Total assets accounted for at fair value	$44,240	$589,277	$—	$633,517

	Fair Value Measurements
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$125,342	$—	$125,342
Corporate bonds	—	125,517	—	125,517
Mortgage-backed and asset-backed securities	—	150,160	—	150,160
Redeemable preferred stock	—	10,065	—	10,065
Other	—	4,999	—	4,999
Equity securities:
Common stock	10,762	—	—	10,762
Mutual funds	31,452	—	—	31,452
Short-term investments	—	25,021	—	25,021
Total assets accounted for at fair value	$42,214	$441,104	$—	$483,318

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	September 30, 2016		December 31, 2015
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$14,706	$13,637	$15,809	$14,166
Term loan	$—	$—	$6,851	$6,851
Promissory note	$690	$690	$1,390	$1,390

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of September 30, 2016.

During October 2016, Hurricane Matthew impacted several states along the U.S. Southern and Mid Atlantic coast.  As of November 2, 2016, our customers have reported approximately 5,657 claims for Hurricane Matthew.  We believe the after-tax charges from this event will be between $14 million and $18 million in the fourth quarter of 2016.

15. Out-of-Period Adjustment

The Company recorded an out-of-period adjustment in the third quarter of 2016 to prepaid reinsurance (ceded unearned premiums) and reinsurance payable accounts to correct for a misapplication of GAAP related to amounts of ceded premiums written recognized and reported during interim periods only for its annual catastrophe reinsurance program.  This adjustment, which management deems to be immaterial, increases both assets and liabilities equally with no effect on prior period earnings, equity or cash flows.

The Company is adopting an accounting method that recognizes the full amount of annual ceded premiums written on the effective date of the reinsurance contracts, which is generally June 1 of each year. The Company’s former method allocated annual ceded premiums written over each of the four quarters during the same calendar year in which the contracts became effective. Under both methods, the recognition of ceded premiums written establishes an asset and an equal and offsetting liability with no initial effect on ceded premiums earned which are earned over the contract period.  Ceded premiums earned was reported correctly by the Company in the income statement.

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

Overview

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the Company”) is the largest private personal residential insurance company in Florida by direct written premium in-force, with approximately 9.8% market share as of June 30, 2016, according to the most recent data reported by the Florida Office of Insurance Regulation (“FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, Universal

Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), currently write personal residential insurance policies, predominantly in Florida with $672.5 million in direct written premium for the nine months ended September 30, 2016. UPCIC also writes homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Pennsylvania and South Carolina, with $69.3 million in direct written premium in those states for the nine months ended September 30, 2016, and is licensed to issue policies in New Hampshire, New Jersey, New York, Virginia and West Virginia.  We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct written premium tends to increase just prior to the second quarter of our fiscal year and tends to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary Blue Atlantic Reinsurance on reinsurance it places for the Insurance Entities, policy fees collected from policyholders by our managing general agency subsidiary Universal Risk Advisors and financing fees charged to policyholders who choose to finance premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 7,800 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated business, expand our independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service through our vertically integrated business. We believe each of these strategies has contributed towards an increase in earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our results for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

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

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states for over two years.  The following table provides direct written premium for Florida and other states for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended
	September 30, 2016		September 30, 2015		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$215,634	89.1%	$204,121	91.7%	$11,513	5.6%
Other states	26,254	10.9%	18,451	8.3%	7,803	42.3%
Grand total	$241,888	100.0%	$222,572	100.0%	$19,316	8.7%

	For the Nine Months Ended
	September 30, 2016		September 30, 2015		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$672,477	90.7%	$636,114	93.0%	$36,363	5.7%
Other states	69,305	9.3%	48,033	7.0%	21,272	44.3%
Grand total	$741,782	100.0%	$684,147	100.0%	$57,635	8.4%

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

Third-Quarter 2016 Highlights

•	Gross direct premiums overall grew by $19.3 million, or 8.7%, to $241.9 million compared to the third quarter of 2015.
•	Net earned premiums grew by $13.4 million, or 9.2%, to $159.5 million compared to the third quarter of 2015.
•	Total revenues increased by $15.4 million, or 9.8%, to $172.4 million compared to the third quarter of 2015.
•	Net income decreased by $3.4 million, or 11.3%, to 26.9 million.
•	Diluted EPS decreased by $0.09, or 10.7%, to $0.75 per share.
•	Declared dividends of $0.14 per share.
•	Repurchased approximately 70 thousand shares during the quarter at an aggregate cost of $1.5 million.
•

APPCIC received authorization from the FLOIR to amend its Certificate of Authority to add Fire, Commercial Multi-Peril, and Other Liability (collectively "Commercial Residential") lines of business in Florida.

•	Universal DirectSM was offered in 10 states as of the third quarter 2016.

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

The total cost of UPCIC’s private catastrophe reinsurance program for all states as described below, effective June 1, 2016 through May 31, 2017, is $150 million.  In addition, UPCIC has purchased reinstatement premium protection as described below, the cost of which is $28.4 million.  The largest private participants in UPCIC’s reinsurance program include leading reinsurance companies and providers such as Nephila Capital, Everest Re, RenaissanceRe, Chubb Tempest Re and Lloyd’s of London syndicates.

UPCIC’s Retention

UPCIC has a net retention of $35 million per catastrophe event for losses incurred, in all states, up to a first event loss of $2.461 billion. UPCIC also purchases a separate underlying catastrophe program to further reduce its retention for all losses occurring in any state other than Florida (the “Other States Reinsurance Program”).  UPCIC retains only $5 million under its Other States Reinsurance Program. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.

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

FHCF

UPCIC’s third-party reinsurance program supplements the FHCF coverage we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2016, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $1,797 million, or $1,617 million, in excess of $562 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2016 hurricane season is $110.1 million.

Coverage purchased from third-party reinsurers, as described above, adjusts to fill in gaps in FHCF coverage. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our Florida portfolio due to the peril of hurricanes.

The third-party reinsurance we purchase for UPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, UPCIC has reinsurance coverage of up to $2,461 million for the first event, as illustrated by the graphic below. Should a catastrophic event occur, we would retain up to $35 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

UPCIC All States 1st Event

$2,460.7M
$2,359.4M
$2,072.0M
$562.0M
$540.0M
$445.0M
$90.0M
$35.0M
Fifth Layer*
100% of $130M xs $713M (1@100%) All States
Est. Mandatory FHCF
90% of
$1,797.4M
xs
$562M
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

APPCIC’s Retention

APPCIC has a net retention of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $30.7 million. This retention amount is gross of any potential tax benefit we would receive in paying such losses.

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

FHCF

APPCIC’s third-party reinsurance program is used to supplement the FHCF reinsurance we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2016, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $18.5 million, or $16.7 million, in excess of $5.8 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2016 hurricane season is $1.1 million.  Factoring in our estimated coverage under the FHCF, we purchase coverage alongside our FHCF coverage from third-party reinsurers as described above, which adjusts to fill in gaps in FHCF coverage. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our portfolio impacted by the peril of hurricanes.

The third-party reinsurance we purchase for APPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, APPCIC has reinsurance coverage of up to $30.7 million, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $2 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

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

UVE Insurance Risk-Linked Contract

Separately from the Insurance Entities’ reinsurance programs, UIH protects its own assets against diminution in value due to catastrophe events by purchasing insurance coverage that would provide $10 million in the form of insurance proceeds through a catastrophe risk-linked transaction contract, effective August 10, 2016 through December 31, 2016. The contract provides for recovery by UIH in the event of certain catastrophe event criteria occurring in Florida in the contract period.  The total cost to UIH is $900 thousand.

Results of Operations—Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

Net income decreased by $3.4 million, or 11.3%, to $26.9 million for the three months ended September 30, 2016, compared to $30.3 million for the three months ended September 30, 2015.  This $3.4 million decrease reflects an increase in every category of revenue offset by an increase in losses and loss adjustment expenses (LAE) including $11 million of incremental severe weather events occurring in 2016 that was recorded in the third quarter of 2016. Organic growth is the primary factor behind our 2016 top line quarterly results and comparison to prior periods while the $11 million incremental losses and LAE related to severe weather resulted in a reduction in pre-tax and net income.  Diluted earnings per common share decreased by $0.09, or 10.7%, to $0.75 for the three months ended September 30, 2016, compared to $0.84 for the three months ended September 30, 2015, as a result of the decrease in net income. A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Three Months Ended
	September 30,		Change
	2016	2015	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$241,888	$222,572	$19,316	8.7%
Change in unearned premium	(7,388)	(7,769)	381	-4.9%
Direct premium earned	234,500	214,803	19,697	9.2%
Ceded premium earned	(74,966)	(68,650)	(6,316)	9.2%
Premiums earned, net	159,534	146,153	13,381	9.2%
Net investment income (expense)	2,304	1,307	997	76.3%
Net realized gains (losses) on investments	101	11	90	818.2%
Commission revenue	4,603	4,115	488	11.9%
Policy fees	4,226	3,820	406	10.6%
Other revenue	1,668	1,637	31	1.9%
Total premiums earned and other revenues	172,436	157,043	15,393	9.8%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	73,548	53,854	19,694	36.6%
General and administrative expenses	54,725	55,289	(564)	-1.0%
Total operating costs and expenses	128,273	109,143	19,130	17.5%
INCOME BEFORE INCOME TAXES	44,163	47,900	(3,737)	-7.8%
Income tax expense	17,281	17,602	(321)	-1.8%
NET INCOME	$26,882	$30,298	$(3,416)	-11.3%
Other comprehensive income (loss), net of taxes	(491)	(794)	303	-38.2%
COMPREHENSIVE INCOME	$26,391	$29,504	$(3,113)	-10.6%

Premiums earned in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time. Net premiums earned were $159.5 million for the three months ended September 30, 2016, compared to $146.2 million for the three months ended September 30, 2015.  The increase in net earned premiums of $13.4 million, or 9.2%, reflects an increase in direct earned premiums of $19.7 million and a net increase in ceded earned premiums of $6.3 million. The increase in direct earned premiums reflects organic growth in all states and the increase in ceded earned premiums reflects the cost of our 2016-2017 reinsurance program.

Our reinsurance programs run from June 1 to May 31 of the following year. The net increase in ceded earned premiums of $6.3 million is attributable to the costs associated with our 2016-2017 reinsurance program which took effect June 1, 2016.  Ceded premiums earned were higher due to increases to our reinsurance limits and our new costs associated with lower reinsurance attachment points for our organic growth business outside of Florida.

Net investment income was $2.3 million for the three months ended September 30, 2016, compared to $1.3 million for the same three months in 2015. The increase in net investment income of $997 thousand is the result of an increase in our investment portfolio fueled by cash flows generated from operations and actions taken to increase yield by investing these new funds along with maturities in higher yielding securities while maintaining high credit quality. Total average investments were $838.1 million during the three months ended September 30, 2016 compared to $733.0 million for the same period in 2015.

Management sells investment securities from its portfolio of securities available for sale from time to time when opportunities arise. We sold investment securities available for sale during the three months ended September 30, 2016 generating net realized gains of $101 thousand compared to net realized gains of $11 thousand for the three months ended September 30, 2015.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the three months ended September 30, 2016 commission revenue was $4.6 million, compared to $4.1 million for the three months ended September 30, 2015.  The increase in commission revenue of $488 thousand, or 11.9%, was the result of overall changes in the structure of the reinsurance programs in effect and earned during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, including the amount of premiums paid for reinsurance on our exposures and the types of reinsurance contracts used in each program.

Policy fees for the three months ended September 30, 2016, were $4.2 million compared to $3.8 million for the same period in 2015.  The increase of $406 thousand, or 10.6%, was the result of an increase in the number of policies written during the three months ended September 30, 2016 compared to the same period in 2015.

Other revenue for the three months ended September 30, 2016 was $1.7 million compared to $1.6 million for the same period in 2015.  Other revenue represents revenue from premium financing and other miscellaneous income.  The increase of $31 thousand, or 1.9% was the result of an increase in the number of policies written during the three months ended September 30, 2016 compared to the same period in 2015 partially offset by reductions in premium financing income from consumer behavior underlying the composition of our insurance portfolio.

Losses and LAE, net were $73.5 million for the three months ended September 30, 2016, compared to $53.9 million during the same period in 2015. The increase of $19.6 million in net losses and LAE relates primarily to an $11 million incremental charge for severe weather events occurring in 2016 that was recorded in the third quarter of 2016. The net increase also includes proportional increase in losses and LAE arising from an increase in our premium exposures from organic growth and also reflects an increase in the underlying gross loss ratio from 2015. Finally, the net losses and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 46.1% and 36.8% during the three-month periods ended September 30, 2016 and 2015, respectively, and were comprised of the following components (in thousands):

	Three Months Ended September 30, 2016
	Direct	Ceded	Net
Losses and loss adjustment expenses	$73,487	$(61)	$73,548
Premiums earned	$234,501	$74,967	$159,534
Loss & LAE ratios	31.3%	(0.1%)	46.1%

	Three Months Ended September 30, 2015
	Direct	Ceded	Net
Losses and loss adjustment expenses	$53,560	$(294)	$53,854
Premiums earned	$214,802	$68,649	$146,153
Loss & LAE ratios	24.9%	(0.4%)	36.8%

The $11 million of incremental losses and LAE was in addition to amounts already provided for in our underlying loss ratios based on historical loss experience for such events and increased our net loss ratio by 6.9%.

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the three months ended September 30, 2016, general and administrative expenses were $54.7 million, compared to $55.3 million for the same period in 2015.  Increases in acquisition costs of $2.2 million and in other operating costs of $494 thousand, were more than offset by a decrease in stock-based compensation of $3.3 million resulting in a net decrease of $564 thousand in general and administrative expenses.  The increase in acquisition and other operating costs was the result of the organic growth in the Company’s business.  The expense ratio, or general and administrative expenses as a percentage of net earned premiums, was 34.3% for the three months ended September 30, 2016 compared to 37.8% for the same period in 2015.  The decrease in the expense ratio resulted from the reduction in stock-based compensation and economies of scale.

Income taxes decreased by $321 thousand, or 1.8%, primarily as a result of a decrease in income before income taxes.  The effective tax rate increased to 39.1% from 36.7% for the three months ended September 30, 2016 and 2015, respectively.  See “Item 1 — Note 9 (Income Taxes)” for an explanation of the change in effective tax rate.

Comprehensive income includes net income and other comprehensive income or loss.  Other comprehensive loss for the three months ended September 30, 2016 and 2015, reflects after tax changes in fair value of securities held in our portfolio of securities available for sale and a reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Results of Operations – Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net income increased by $8.4 million, or 10.9%, to $85.7 million for the nine months ended September 30, 2016 compared to $77.3 million for the nine months ended September 30, 2015. This $8.4 million increase reflects an increase in every category of revenue, partially offset by increases in operating expenses including $19.5 million of incremental losses and LAE resulting from severe weather events during 2016.  Organic growth and the elimination of the cession rate of our quota share reinsurance contracts effective June 1, 2015 are significant factors behind our 2016 results and comparison to prior year periods. Diluted earnings per common share increased by $0.26, or 12.1%, to $2.41 per share for the nine months ended September 30, 2016 compared to $2.15 per share for the nine months ended September 30, 2015, as a result of an increase in net income and a slight decrease in weighted average shares outstanding (diluted).  A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$741,782	$684,147	$57,635	8.4%
Change in unearned premium	(59,211)	(67,903)	8,692	-12.8%
Direct premium earned	682,571	616,244	66,327	10.8%
Ceded premium earned	(214,128)	(262,843)	48,715	-18.5%
Premiums earned, net	468,443	353,401	115,042	32.6%
Net investment income (expense)	6,051	3,376	2,675	79.2%
Net realized gains (losses) on investments	1,344	292	1,052	360.3%
Commission revenue	12,927	10,757	2,170	20.2%
Policy fees	13,093	12,003	1,090	9.1%
Other revenue	4,827	4,614	213	4.6%
Total premiums earned and other revenues	506,685	384,443	122,242	31.8%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	199,749	127,148	72,601	57.1%
General and administrative expenses	166,780	130,152	36,628	28.1%
Total operating costs and expenses	366,529	257,300	109,229	42.5%
INCOME BEFORE INCOME TAXES	140,156	127,143	13,013	10.2%
Income tax expense	54,400	49,811	4,589	9.2%
NET INCOME	$85,756	$77,332	$8,424	10.9%
Other comprehensive income, net of taxes	5,631	(680)	6,311	NM
COMPREHENSIVE INCOME	$91,387	$76,652	$14,735	19.2%

NM – Not Meaningful

Premiums earned in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time.  Net premiums earned were $468.4 million for the nine months ended September 30, 2016, compared to $353.4 million for the nine months ended September 30, 2015.  The increase in net earned premiums of $115 million, or 32.6%, reflects an increase in direct earned premiums of $66.3 million and a net decrease in ceded earned premiums of $48.7 million. The increase in direct earned premiums reflects organic growth in all states as well as rate changes that took effect over the past twelve months.

Our reinsurance programs run from June 1 to May 31 of the following year. In June 2015, we eliminated quota share reinsurance on a cut off basis taking back $66 million of previously ceded unearned premium and related balances, the effect of which reduced 2015 ceded written premium in our financial statements. Prior to June 1, 2015, we were ceding premiums to our quota share reinsurers at a rate of 30% in our 2014-2015 reinsurance program which is reflected in the results for the nine months ended September 30, 2015. The net decrease in ceded earned premiums of $48.7 million is attributable to the elimination of quota share reinsurance which reduced ceded earned premium by $97.5 million, partially offset by an increase in ceded earned premium of $48.8 million for excess of loss and catastrophe reinsurance due to organic growth.

Net investment income was $6.1 million for the nine months ended September 30, 2016, compared to $3.4 million for the same nine months in 2015. The increase in net investment income of $2.7 million is the result of an increase in our investment portfolio fueled by cash flows generated from operations and actions taken to increase yield by investing these new funds along with maturities in higher yielding securities while maintaining high credit quality.

We sold investment securities available for sale during the nine months ended September 30, 2016 resulting in a net realized gain of $1.3 million compared to a net realized gain of $292 thousand during the nine months ended September 30, 2015.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the nine months ended September 30, 2016, commission revenue was $12.9 million, compared to $10.8 million for the nine months ended September 30, 2015.  The increase in commission revenue of $2.1 million, or 20.2%, was the result of overall changes in the structure of the reinsurance programs in effect and earned during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015 including the amount of premiums paid for reinsurance on our exposures and the types of reinsurance contracts used in each program.

Policy fees for the nine months ended September 30, 2016 were $13 million compared to $12 million for the same period in 2015.  The increase of $1 million or 9.1% was the result of an increase in the number of policies written during the nine months ended September 30, 2016 compared to the same period in 2015.

Other revenue for the nine months ended September 30, 2016 was $4.8 million compared to $4.6 million for the same period in 2015. Other revenue represents revenue from premium financing and other miscellaneous income. The increase of $200 thousand, or 4.6% was the result of an increase in the number of policies written during the nine months ended September 30, 2016 compared to the same period in 2015 partially offset by reductions in premium financing income from consumer behavior underlying the composition of our insurance portfolio.

Losses and LAE were $199.7 million for the nine months ended September 30, 2016 compared to $127.1 million during the same period in 2015. A significant portion of the increase in net losses and LAE of $72.6 million was driven by the absence of losses and LAE ceded to quota share reinsurers upon the elimination of our quota share reinsurance contracts in June 2015 as discussed above. During the nine months ended September 30, 2015 we ceded $25.4 million to quota share reinsurers, and negative $1.7 million during the nine months ended September 30, 2016. Direct losses and LAE also grew by $45.5 million which, before the impact of weather events discussed below, was proportionally aligned to our increase in premium exposure.  Excluding the effect of the severe weather events in the first quarter of 2016, the underlying gross loss ratio in 2016 is slightly higher but otherwise in line with the indications of the most recent actuarial study performed at the end of 2015. Finally, during the third quarter we recorded $11 million of incremental losses and LAE for severe weather events occurring in 2016. The $11 million was in addition to amounts already provided for in our underlying loss ratios based on historical loss experience for such events and in addition to the $8.5 million of losses for weather events recorded in the first quarter of 2016.  To date weather events totaling $19.5 million in 2016 increased our net loss ratio 4.1%.  See “Item 1 — Note 14 (Subsequent Events)” for a discussion on Hurricane Matthew.  The net loss and LAE  ratios, or net losses and LAE as a percentage of net earned premiums, were 42.6% and 36% during the nine-month periods ended September 30, 2016 and 2015, respectively, and were comprised of the following components (in thousands):

	Nine Months Ended September 30, 2016
	Direct	Ceded	Net
Losses and loss adjustment expenses	$198,069	$(1,680)	$199,749
Premiums earned	$682,571	$214,128	$468,443
Loss & LAE ratios	29.0%	(0.8%)	42.6%

	Nine Months Ended September 30, 2015
	Direct	Ceded	Net
Losses and loss adjustment expenses	$152,551	$25,403	$127,148
Premiums earned	$616,244	$262,843	$353,401
Loss & LAE ratios	24.8%	9.7%	36.0%

See “Item 1 — Note 5 (Insurance Operations)” for change in liability for unpaid losses and LAE.

For the nine months ended September 30, 2016, general and administrative expenses were $166.8 million, compared to $130.2 million for the same period in 2015. The net increase in general and administrative expenses of $36.6 million, or 28.1%, includes a $33.4 million increase in acquisition costs, a $7.4 million increase in other operating costs and a $4.2 million decrease in stock-based compensation.  The increase in acquisition and operating costs both reflect organic growth in the Company’s business. The increase in acquisition costs also reflects the absence, during 2016, of ceding commission subsequent to the elimination of quotas share reinsurance in June 2015.   The expense ratio, or general and administrative expenses as a percentage of net earned premiums, was 35.6% for the nine months ended September 30, 2016 compared to 36.8% for the same period in 2015.  The decrease in the expense ratio resulted from the economies of scale caused by our higher premium volume as compared to the prior period and a reduction in stock-based compensation, partially offset by an increase in net acquisition costs resulting from the absence of ceding commission in 2016.

Income taxes increased by $4.6 million, or 9.2%, primarily as a result of an increase in income before income taxes.  The effective tax rate decreased to 38.8% from 39.2% for the nine months ended September 30, 2016 and 2015, respectively.  See “Item 1 — Note 9 (Income Taxes)” for an explanation of the changes in effective tax rate.

Comprehensive income includes net income and other comprehensive income or loss.  The other comprehensive income or loss for the nine months ended September 30, 2016 and September 30, 2015, reflects after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Analysis of Financial Condition—As of September 30, 2016 Compared to December 31, 2015

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	September 30,	December 31,
Type of Investment	2016	2015
Fixed maturities	$584,274	$416,083
Equity securities	44,240	42,214
Short-term investments	5,003	25,021
Investment real estate, net	10,384	6,117
Total	$643,901	$489,435

See “Item 1 —Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of unearned ceded written premiums that will be earned pro-rata in the future. The increase of $84.2 million to $198.9 million includes the effect of an out-of-period adjustment reflected in the three and nine month periods ended September 30, 2016 as discussed “Item 1 — Note 15 (Out-of-period Adjustment)”.

Reinsurance recoverable represents the estimated amount of losses and LAE that are recoverable from reinsurers. The decrease of $22.9 million to $0.0 million was primarily due to the general wind down of the quota share since it was terminated in June 2015 and the commutation and settlement of amounts previously ceded to one of the Company’s quota share reinsurers which was finalized on the third quarter.

Premiums receivable represents amounts receivable from policyholders.  The increase in premiums receivable of $9.6 million to $60.6 million relates to the growth in the Company’s business.

Income taxes recoverable represent amounts due from Federal and state tax jurisdictions and arise when tax payments exceed taxable income.  The tax amount due from Federal income taxes of $5.4 million as of December 31, 2015 was settled with a refund received from the Department of Treasury during 2016.  The amount of $10.6 million due from both Federal and State tax jurisdictions as of September 30, 2016 will be applied against fourth quarter estimated taxes due in December 2016.

Deferred tax assets and liabilities represent temporary differences between U.S. GAAP and tax basis of a company's assets and liabilities.  During the nine months ended September 30, 2016 deferred tax assets decreased by $12.0 million primarily due to fluctuations in unrealized gains and losses, deferred policy acquisition costs, and equity based compensation.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs, net.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our unpaid losses and LAE.  Unpaid losses and loss adjustment expenses decreased $44.6 million to $54.2 million during the nine months ended September 30, 2016.  This reduction was the result of continuing initiatives to expedite claims payments including the ability of our mobile claims teams to rapidly settle certain claims, which we refer to as “Fast Track”.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $59.2 million to $501.6 million as of September 30, 2016 reflects both organic growth and seasonality of our business as described under “– Overview”.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies.  The increase of $3.9 million to $28.7 million as of September 30, 2016 reflects both organic growth and seasonality of our business as described under “– Overview”.

Reinsurance payable increased to $211.9 million as a result of amounts accrued during 2016 in connection with the Company’s 2016 –2017 reinsurance treaties which we entered into as of June 1, 2016 and includes the effect of an out-of-period adjustment reflected in the three and nine month periods ended September 30, 2016 as discussed “Item 1 — Note 15 (Out-of-Period Adjustment)”.

Other liabilities and accrued expense increased by $5.6 million primarily due to payables relating to security purchases settled after September 30, 2016.

Long-term debt was reduced by $8.7 million primarily as a result of the cancellation of the Renaissance Re Ventures Ltd. Term Loan.  See “– Liquidity and Capital Resources” for further discussion.

See “– Liquidity and Capital Resources” for explanation of changes in treasury shares.

Additional paid-in-capital increased $9.6 million resulting from the reissuance of treasury shares pursuant to the RenaissanceRe Ventures Ltd. (“RenRe”) sale of UVE common stock of $7.7 million and share-based compensation expense for the nine months ended September 30, 2016 of $8.4 million.  This was offset by tax withholdings for share-based compensation of $4.9 million and a tax shortfall for share-based compensation of $1.6 million.

Accumulated other comprehensive income (loss), net of taxes increased to $1.6 million, an increase of $5.6 million from year end.  This improvement reflects the overall improvement in unrealized gains in the investment portfolio since year end.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of September 30, 2016, was $205.2 million compared to $197.0 million at December 31, 2015. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2016, and December 31, 2015.  The increase in cash and cash equivalents was driven by cash flows generated from profits and operations in excess of those used for investing and financing activities.  Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.

The balance of restricted cash and cash equivalents as of September 30, 2016, and December 31, 2015 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As discussed in “Item 1 — Note 6 (Long-Term Debt),” UVE entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in March 2013, which was most recently amended in July 2015. The DB Loan makes available to UVE an unsecured line of credit in an aggregate amount not to exceed $15 million. Draws under the DB Loan have a maturity date of July 31, 2017 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UVE. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. As of September 30, 2016, UVE was in compliance with all such covenants, and no amounts have been drawn under this unsecured line of credit.

In May 2013, UVE also entered into a $20 million unsecured term loan agreement and related term note (“Term Loan”) with RenRe also discussed in “Item 1 — Note 6 (Long-Term Debt).” The Term Loan bears interest at the rate of 50 basis points per annum and matures on the earlier of May 23, 2016, or the date that all principal under the Term Loan is prepaid or deemed paid in full. The Term Loan is amortized over the three-year term and UVE may prepay the loan without penalty. The Term loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities.  On April 28, 2016, the Company repaid the Term Loan in connection with the sale of $10 million of UVE common stock to RenRe.  Refer to “Item 1 — Note 6 (Long-Term Debt) and Note 7 (Stockholders’ Equity)” for details on the cancellation of the Term Loan.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2016, we had total capital of $388.7 million, comprised of stockholders’ equity of $373.3 million and total long-term debt of $15.4 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 4.0% and 4.1%, respectively, at September 30, 2016.  At December 31, 2015, we had total capital of $317.2 million, comprised of stockholders’ equity of $293.1 million and total long-term debt of $24.1 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 7.6% and 8.2%, respectively, at December 31, 2015.

As described in our Form 10-K for the year ended December 31, 2015, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program.  The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrues per the terms of the note agreement. At September 30, 2016, UPCIC was in compliance with the terms of the surplus note.  Total adjusted capital surplus was in excess of regulatory requirements for both UPCIC and APPCIC.

On June 13, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common stock through December 31, 2017.  The Company may repurchase shares from time to time at its discretion, based on ongoing assessments of the capital needs of the Company, the market price of its common stock and general market conditions. The Company will fund the share repurchase program with cash from operations. This new authorization follows completion of the Board authorized share repurchase program announced on November 19, 2015, pursuant to which the Company repurchased 527,107 shares of common stock at an average price of $18.93 per share on the open market. The Company financed the share repurchases under the program using cash on hand.

On April 28, 2016, the Company entered into a Purchase and Exchange Agreement with RenRe, pursuant to which the Company sold an aggregate of 583,771 shares of common stock at a purchase price of $17.13 per share for a total of $10 million, which was comprised of $2,965,000 in cash and $7,035,000 in cancellation of outstanding indebtedness.

During the nine months ended September 30, 2016, we repurchased an aggregate of 437,107 shares of UVE’s common stock in the open market.  Also see “Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended September 30, 2016.

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

On August 31, 2016, we declared a cash dividend of $0.14 per share on our outstanding common stock which was paid on October 24, 2016 to shareholders of record at the close of business on September 12, 2016.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2016 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$54,209	$31,333	$15,287	$5,746	$1,843
Long-term debt	15,837	1,265	3,311	3,222	8,039
Operating leases	396	165	231	—	—
Total contractual obligations	$70,442	$32,763	$18,829	$8,968	$9,882

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and making the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2016.

Critical Accounting Policies and Estimates

Other than as disclosed in “Item 1 — Note 2 (Significant Accounting Policies),” there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The new guidance will apply to: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, 6) distributions received from equity method investments, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle.  The guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In June 2016, the FASB issued guidance that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  The new guidance will apply to: 1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, 2) loan commitments and certain other off-balance sheet credit exposures, 3) debt securities and other financial assets measured at fair value through other comprehensive income, and 4) beneficial interests in securitized financial assets.  The guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

Related Party Transactions

See “Item 1 — Note 8 (Related Party Transactions)” for information about related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of September 30, 2016, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	September 30, 2016
	Amortized Cost								Fair Value
	2016	2017	2018	2019	2020	Thereafter	Other (1)	Total	Total
Fixed income investments	$4,782	$51,914	$52,043	$78,482	$38,589	$124,744	$233,517	$584,071	$589,277
Weighted average interest rate	3.34%	2.02%	2.16%	1.96%	2.14%	3.57%	2.90%	2.72%	2.72%

	December 31, 2015
	Amortized Cost								Fair Value
	2016	2017	2018	2019	2020	Thereafter	Other (1)	Total	Total
Fixed income investments	$57,229	$53,023	$78,272	$61,659	$30,634	$86,605	$76,212	$443,634	$441,104
Weighted average interest rate	1.12%	2.09%	1.65%	1.70%	1.93%	3.23%	1.65%	1.96%	1.95%

(1)	Comprised of mortgage-backed and asset-backed securities that have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the fixed maturities. The fixed income investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock, mortgage-backed and asset-backed securities, municipal securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity investments in our available for sale portfolio at September 30, 2016 was 3.1 years.

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

The following table provides information about the investments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$10,836	24.5%	$10,762	25.5%
Mutual funds	33,404	75.5%	31,452	74.5%
Total equity securities	$44,240	100.0%	$42,214	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2016 and December 31, 2015 would have resulted in a decrease of $8.8 million and $8.4 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2016, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

In view of the out-of-period adjustment discussed in “Item 1 — Note 15 (Out-of-period Adjustment)” of the Condensed Consolidated Financial Statements, our Chief Executive Officer and Chief Financial Officer, in consultation with other senior management and its advisors, reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016 and June 30, 2016, as well as the effectiveness of our internal control over financial reporting as of December 31, 2015.  The out-of-period adjustment was made based upon management’s discovery in the third quarter of 2016 of a misapplication of GAAP in interim reporting that had no effect on current or prior period earnings, equity or cash flows.  Annual reporting was also not affected.

In view of the isolated nature of the misstatement – relating only to recognizing the existence of Ceded premiums written, with no effect on Ceded premiums earned – and the resulting immaterial misstatement of interim condensed and consolidated income statements and balance sheets, the CEO and CFO determined that while the misstatement was caused by a control deficiency, such deficiency did not rise to the level of a material weakness.  The nature of the misstatement – an operational control involving the incorrect interpretation of GAAP as it relates to the accrual of Ceded premiums written in interim periods, and related assets and liabilities – could not have resulted in a material misstatement of the company’s annual or interim financial statements.  Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that internal control over financial reporting as of December 31, 2015 was effective, and disclosure controls and procedures as of March 31, 2016 and June 30, 2016 were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of UVE’s repurchases of common stock for the three months ended September 30, 2016 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/16 - 7/31/16	—	$—	—	—
8/1/16 - 8/31/16	70,000	$21.23	70,000	715,426
9/1/16 - 9/30/16	—	$—	—	—
Total	70,000	$21.23	70,000	715,426

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares was calculated using a closing price at September 30, 2016 of $25.20 per share.

In November 2015, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Exchange Act Rule 10b-18 under the Securities Exchange Act of 1934, as amended, up to $10 million of its outstanding shares of common stock through December 31, 2016. Since November 2015, we have repurchased 527,107 shares pursuant to this program at an aggregate cost of $10.0 million.  We completed this repurchase program in June 2016.

In June 2016, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Exchange Act Rule 10b-18 under the Securities Exchange Act of 1934, as amended, up to $20 million of its outstanding shares of common stock through December 31, 2017. We have repurchased 95,000 shares pursuant to this program through September 30, 2016 at an aggregate cost of approximately $2.0 million.

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: November 4, 2016	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

Date: November 4, 2016	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer