Form 10-K
period 2016-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2017-02-24
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2016: $605,585,706.

Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 14, 2017: 35,172,746

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

INTRODUCTION

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the company”) is the largest private personal residential homeowners insurance company in Florida by direct written premium in-force, with a 9.6% market share as of September 30, 2016, according to the most recent data reported by the Florida Office of Insurance Regulation (the “FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. We wholly-own two licensed insurance subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”). UPCIC currently writes homeowners insurance policies in 14 states (Alabama, Delaware, Florida, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Pennsylvania, South Carolina and Virginia), with $948.0 million in direct written premium for the year ended December 31, 2016. UPCIC is also licensed to issue policies in New Hampshire, New Jersey, New York, and West Virginia. APPCIC currently writes homeowners and commercial residential insurance policies in Florida, with $6.6 million in direct written premium for the year ended December 31, 2016. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets. Our business outside of Florida represents approximately 21% of our total insured value as of December 31, 2016.

We generate revenues primarily from the collection of premiums. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary on reinsurance it places for the Insurance Entities; policy fees collected from policyholders by our managing general agency subsidiary; and financing fees charged to policyholders who choose to finance premium payments.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 8,600 licensed independent agents. In writing business, we adhere to a disciplined underwriting approach – writing risks that are priced adequately and meet our underwriting standards – designed to achieve profitable growth as opposed to merely increasing the total number of policies written. We believe we are better positioned than many of our competitors to expand profitably and service our policyholders due to our established internal capabilities; protection afforded us by our reinsurance program; our experienced management team that successfully navigated prior active hurricane seasons, including 2004, 2005, and 2016; our strong surplus and capital base; our success in growing organically in Florida without relying on the assumption of policies from Citizens Property Insurance Corporation (“Citizens”), the Florida state-sponsored insurer of last resort; and our growing geographic diversification. We also believe that our reinsurance program is structured such that if we were to experience an active hurricane season like the hurricane seasons in 2004, 2005, and 2016, we would be able to pay policyholder claims, maintain sufficient surplus to grow profitably and take advantage of the resulting market dislocation that would likely follow. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard markets (i.e. periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, more selective underwriting of risks and relatively high premium rates) and soft markets (i.e. periods of relatively high levels of price competition, less restrictive underwriting standards and generally low premium rates).

Below is an organization chart that summarizes our corporate structure:

The Insurance Entities are our insurance operating subsidiaries. Most of our policies are written by UPCIC. Universal Risk Advisors (“URA”) is our managing general agent and manages our distribution network and negotiates our reinsurance. Universal Inspection Corporation conducts inspections as part of our underwriting process, and Universal Adjusting Corporation (“UAC”) manages our claims processing and adjustment functions. Blue Atlantic Reinsurance Corporation (“BARC”) is our reinsurance intermediary. These service companies are vertically aligned with our Insurance Entities to maintain quality throughout the policy origination and claim settlement process. In addition, our servicing subsidiaries reduce, to us, the costs typically associated with outsourced business functions, enhance our ability to expand geographically due to economies of scale in our operations and allow us to expand our business incrementally and more effectively.

OUR STRATEGY

Increase our Policies in-Force in Florida through Continued Profitable and Organic Growth

We intend to continue profitably growing our business organically in Florida through our established network of approximately 4,400 independent Florida agents, the top 20% of whom originated approximately 71% of our direct written premium for the year ended December 31, 2016, and approximately 1,300 of whom have written business with our company for over a decade. Many of our competitors have experienced growth in recent years primarily as a result of assuming policies from Citizens. Because we perform all of our own marketing and underwriting as part of our organic growth strategy, we believe that we are more deliberate in seeking out profitable business from our independent agent force and selective in the policies we write as compared to Citizens, which generally must provide coverage to policyholders who have been unable to obtain insurance elsewhere. We have not assumed any policies from Citizens or its predecessor, Florida Residential Property and Casualty Joint Underwriting Association, since a single, small transaction in 1998, and have no plans to do so in the future. By contrast, some of our competitors in the Florida market collectively have assumed more than 750,000 policies from Citizens since January 1, 2014. As of September 30, 2016, Citizens had approximately 479,000 policies outstanding (down from a peak level of approximately 1.5 million policies in late 2011). We believe that our continuing commitment to organic growth and to servicing our policyholders has created not only a superior premium base but also positive, long-term relationships with our independent agents and policyholders, which will foster our continued growth in and outside of Florida. For the nine months ended September 30, 2016, we issued 117,829 new policies, compared to 76,057 new policies issued by Citizens and 639,550 new policies (in each case, excluding mobile homeowners and farmowners) issued by the remaining top 25 personal and commercial residential homeowners insurers in Florida combined during the same period, according to the most recent data published by the FLOIR.

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

We also believe further geographic diversification will decrease our relative reinsurance costs as our risk profile changes to include more risks not tied to the Florida hurricane season. We believe that such diversification will produce more earnings stability as we expand to states with different market cycles than Florida and where the risks insured could offset Florida losses during an active hurricane season. We write homeowners policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Pennsylvania, South Carolina, and Virginia, and are also licensed to issue policies in New Hampshire, New Jersey, New York, and West Virginia. As of December 31, 2016, policies outside of Florida accounted for 21% of our total insured value, or $35.5 billion, an increase from 16% as of December 31, 2015.

Optimize our Reinsurance Program as our Risk Profile Changes

We will continue to obtain what we believe to be appropriate reinsurance limits, coverage and terms so that our policyholders and shareholders are adequately protected in the event of an active hurricane season. Significant additional, new capital entering portions of the reinsurance marketplace has provided us with the opportunity to obtain favorable pricing and contract terms. Our dedicated reinsurance team at BARC includes seasoned industry professionals whom we hired from Willis Re almost 11 years ago as well as added more key personnel and talent over the years from leading global reinsurance intermediaries. BARC differentiates us from our competitors by enabling us to act as our own reinsurance intermediary, developing a bespoke reinsurance program tailored to our needs in both soft and hard reinsurance markets. This team has developed and enhanced existing strong long term relationships with world leading reinsurance companies, providing better efficiency in the manner in which we buy reinsurance annually. We had in excess of 57 reinsurance partners for the 2016-2017 reinsurance year from companies in the United States, Bermuda, London, Continental Europe and Asia. BARC works in conjunction with URA in providing these services. We also receive reinsurance intermediary services from Aon Benfield and thereby benefit from its depth of experience and knowledge of market standards. Aon Benfield works closely with our teams at BARC and URA in designing our reinsurance program and allowing us to obtain favorable pricing. Our internal team and Aon Benfield continually evaluate prevailing costs and the level of coverage that we determine is necessary in order to proactively capitalize on favorable market conditions.

Effective June 1, 2015, we eliminated our quota share reinsurance arrangements; purchased additional excess of loss catastrophe cover; and converted from a two-tower reinsurance program to a single tower reinsurance program covering our nationwide business based on our improving financial condition, our evaluation of market conditions and our changing coverage needs. We also supplemented this nationwide reinsurance program with a stand-alone supplemental non-Florida catastrophe reinsurance program for the 2016-2017 period which provides coverage for catastrophic events affecting UPCIC states outside of Florida. We believe that restructuring our reinsurance program in this manner and continuously re-evaluating that structure has allowed us to take advantage of attractive reinsurance pricing and terms and to retain profitable business by eliminating our quota share program, while still maintaining reinsurance coverage that we believe is sufficient to protect our policyholders and shareholders.

Superior Claims Operations

Over the last decade, we have developed a proprietary claims administration system that allows us to efficiently process nearly all aspects of claims resolution for our policyholders. Our technology system has shortened claims handling and processing times, reduced associated claims resolution costs and has generated positive feedback from our policyholders and independent insurance agents. In addition, we launched our Fast Track (“Fast Track”) initiative in 2015, which expedites the claims settlement process to close certain types of claims in as little as 24 hours. The initiative sends select field adjusters to make on-site evaluations, with authorization to make payments to policyholders for certain types of claims. Our internal claims operation allows us to identify any trends or problems that may become apparent as claims are processed such that we can revise and bolster our underwriting guidelines as necessary in order to continue adequately pricing risks. Further, we continue to retain select third-party Florida claims administrators and adjusters as well as one national administrator to perform field services for and adjust a portion of our claims in order to maintain our relationships with them so that they can assist us during periods of high claims volume in providing high quality and timely service to our policyholders. We recognize the importance of claims processing and will continue to invest in this functionality.

Continue to Provide High Quality Service through our Vertically Integrated Structure

We are committed to proactively managing our losses, loss adjustment expenses (“LAE”) and claims administration procedures through prudent underwriting and the use of internal claims adjustment services. In 2016 our mobile adjusting force increased by 29% in headcount. We increased the amount of Fast Track claims closed within seven days by more than two times, from 4,255 in 2015 to 9,586 in 2016 through an expedited resolution process. Our Fast Track process was enhanced through the acquisition of Aplin Peer & Associates Inc. in 2015 whereby we integrated their claims adjusting staff into our existing claims group. In 2016, we received 10,327 catastrophe claims. This is a significant increase over 2015 where we received 945 catastrophe claims. Our team of staff adjusters responded to 86% of our Hermine claims, and was able to close 92% of its claims within two weeks. This well-exceeded the Florida industry average of 34% (as reported by the FLOIR). On Matthew claims, we handled 42% of losses with our own staff adjusters and closed 80% within three weeks of landfall well ahead of the Florida Industry average of 45%. We believe our staff increase and commitment to in house claims handling has improved the policyholder experience and, therefore, our relationship with the policyholders agents, which we believe increases retention of policies in-force.

In the future, we will continue to capitalize on our vertically integrated structure by retaining certain fees that we pay to our subsidiary service providers for reinsurance brokerage, adjusting and other services. We currently administer 100% of all claims and outsource 35% of on-site field adjustment assignments, and thereby retain a corresponding portion of fees that would have otherwise been paid to external adjusters. These cost efficiencies will help us better withstand the financial impact of potential catastrophic storms. We also continue to retain select third-party claims adjusters to perform field services and adjust the remaining portion of our claims in order to maintain our relationships with them, so they can assist us during periods of high claims volume in providing high quality and timely service to our policyholders. Accordingly, we believe we are able to reduce expenses during non-catastrophe years while providing a high level of customer service during all years.

OUR COMPETITIVE STRENGTHS

We believe that our success, historical growth and ability to capitalize on our future growth prospects are a result of the following competitive strengths of our business and management team.

Experienced Leadership Team with a Long History in the Florida Personal Residential Insurance Market

We have a deep and experienced leadership team with extensive experience in the Florida personal residential insurance market. Our Chief Executive Officer, Sean P. Downes, has more than 25 years of experience in the insurance industry. Prior to Mr. Downes’ arrival, all of our claims processing was outsourced to third parties. When Mr. Downes joined our company in 1999, he oversaw our claims operations and later oversaw the development of our vertically integrated structure. Mr. Downes has worked in the Florida insurance industry during all of its most recent active hurricane seasons. In particular, Mr. Downes led the claims team of a multi-line insurance claims adjusting corporation following Hurricane Andrew and served as Chief Operating Officer of UPCIC during the 2004 and 2005 active hurricane seasons. Jon W. Springer, our President and Chief Risk Officer, has 24 years of experience in the insurance industry, including 9 years leading a team of reinsurance specialists for Willis Re before joining us to implement and oversee our reinsurance program. Prior to becoming our President and Chief Risk Officer, Mr. Springer was Chief Operating Officer and an Executive Vice President of URA and BARC.

We believe this leadership team has led us in a new strategic direction that has realized many benefits for our shareholders and policyholders, evidenced in part by the 126.3% increase in our stockholders’ equity and the 129.4% increase in policyholders’ surplus that we have realized since their tenure began. Further, they are supported by a group of highly qualified individuals with industry expertise and extensive operational history, which enables us to capitalize on our experience of having emerged from the 2004 and 2005 active hurricane seasons in sound financial condition, whereas many of our competitors are new to the market and have not experienced the challenges of an active Florida hurricane season.

Focus on Underwriting Discipline

We seek to consistently generate an underwriting profit on the business we write in hard and soft markets through carefully developed underwriting guidelines informed by our experience in evaluating risks and in handling and processing claims, which enable us to set prices relative to the risk we are assuming. By focusing on appropriately identifying and assessing key risks and exposures in the market, we believe we are able to accurately price eligible risks and generate consistent profits. We assumed only one small group of policies from Citizens’ predecessor in 1998 when we first began our operations. Since then, we have grown our business by leveraging our network of approximately 4,400 independent agents in Florida, and by expanding to other geographic areas that present market opportunities. We periodically review the renewal rates and quality of business generated by our independent agents to ensure underwriting profitability and work with agents where we believe improvement is warranted. As a result of this organic expansion and our vertically integrated structure, all of our operating units possess extensive knowledge of the personal residential homeowners insurance market.

Robust Internal Capabilities

We are vertically integrated with substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement performed internally. Our ability to provide these services ourselves allows us to compress the cycle time of claim resolution in order to promptly pay valid claims and to control claims handling costs. In particular, by performing our own claims adjustment processes, we can better expedite meritorious claims as well as devote attention to potentially suspicious or inflated claims. As a result, we are generally able to begin the adjustment and mitigation process much earlier than if we relied more heavily on third parties, thereby reducing LAE and ultimate loss payouts. Our statutory net loss and LAE ratio for the nine months ended September 30, 2016 was 44.93%, lower than most of our peer companies. We are also able to retain a significant portion of the management and service fees that we and, indirectly, our reinsurers would otherwise pay to third parties for rendering such services. We do, however, intend to continue having a small portion of claims handled by select third parties as we believe that maintaining relationships with third-party service providers will benefit us in the event we need their assistance in handling claims due to a catastrophic event.

We also believe our model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us. Our monthly weighted average renewal retention rate for 2016 was 88.1%. We believe that when policyholders have high levels of customer satisfaction with our company, we are able to strengthen our reputation and relationships with our independent insurance agent network.

Strong Independent Agent Distribution Network

We have developed long-term relationships with a network of approximately 8,600 licensed independent insurance agents – with approximately 4,400 in Florida and approximately 4,200 outside of Florida. Of our 4,400 independent Florida agents, approximately 1,300 have written business with us for over a decade. Our relationships with our Florida independent agents are critical to our success in growing our business in the future and are key differentiators when compared with competitors that have relied upon assumptions of policies from Citizens for their growth and, as a result, may not have developed the same degree of loyalty with as large a group of independent agents in Florida. We believe we have been able to build this network due to our reputation, commitment to the Florida market, experience, and integrity in the underwriting process, as well as our consistency in offering our products through hard and soft markets.

Further, the responsiveness of our operating units due to our vertically integrated structure enhances our relationships with our independent agents. By developing and controlling our proprietary technology system, we can rapidly respond to enhancement requests from our independent agents regarding our policy processing system.

MARKET

Florida

According to the U.S. Census Bureau, at June 30, 2016, Florida was the third largest state in terms of population, with approximately 20 million people. The University of Florida Bureau of Economic and Business Research estimates that Florida is expected to reach a population of approximately 26 million people by 2040, an increase of 40% from 2010. Property ownership and development represent key drivers of the Florida economy. Because of its location, Florida is exposed to an increased risk of hurricanes during the entire six months of the Atlantic hurricane season, which spans from June 1 through November 30. Eight hurricanes in 2004 and 2005, including Hurricanes Charley, Katrina, Rita and Wilma, caused combined estimated nationwide property damage of over $127 billion, a significant portion of which occurred in Florida. As a result, availability of personal residential insurance and claims servicing are vitally important to Florida residents.

The Florida residential insurance market is highly fragmented and dominated by in-state insurance companies, including Citizens. Significant dislocation in the Florida property insurance market began following Hurricane Andrew in 1992 and accelerated following the 2004 and 2005 hurricane seasons. National and regional insurers significantly reduced their share of the market in Florida between

1999 and 2012. As national and regional insurance companies reduced their exposure in Florida, Citizens, which was at the time and remains today, by law, an insurer of last resort, increased efforts to provide affordable residential insurance to those residents unable to obtain coverage in the private market. As a result, Citizens’ policy count grew from roughly 800,000 policies in 2005 to a peak level of approximately 1.5 million policies in late 2011. To reduce Citizens’ risk exposure, beginning in 2010, Florida’s elected officials encouraged Citizens to focus on reducing the size of its portfolio by returning policies to the private market. Depopulation efforts have been successful, as Citizens’ policy count at September 30, 2016 was approximately 479,000. To be eligible for a Citizens policy, an applicant must either be denied comparable coverage offers from the private insurance market or have received coverage offerings from the private insurance market requiring premium payments that are more than 15% higher than a comparable Citizens policy.

According to data compiled by the FLOIR, Citizens was the second largest residential insurer in Florida as of September 30, 2016, with a market share of approximately 8.6% based on total direct premiums written in-force for personal residential insurance (excluding mobile homeowners and farmowners). As of December 31, 2016, less than 1,000 of our 577,783 Florida in-force policies, or 0.2%, were assumed from Citizens’ predecessor, as compared to some of our competitors who collectively have assumed more than 750,000 policies from Citizens since January 1, 2014. We believe we have the opportunity to significantly expand the size of our personal residential homeowners insurance business both inside and outside of Florida by pursuing organic growth and have demonstrated our ability to for more than 10 years.

All residential insurance companies that write business in Florida, including us, are required to obtain a form of reinsurance through the Florida Hurricane Catastrophe Fund (the “FHCF”), a state-sponsored entity that provides a layer of reinsurance protection at a price that is typically lower than what would otherwise be available in the general market. The purpose of the FHCF is to protect and advance the state’s interest in maintaining insurance capacity in Florida by providing reimbursements to insurers for a portion of their catastrophe hurricane losses. Currently, the FHCF provides $17 billion of capacity annually to its participating insurers, which may be adjusted by statute from time to time.

Other States

While we are concentrated in Florida, part of our strategy is to continue our expansion outside of Florida primarily to take advantage of opportunities to write profitable business as well as to diversify our revenue and risk. We are targeting states with underserved homeowners insurance markets where we believe there is price adequacy for our products and where policyholders would benefit from our market knowledge and integrated service model. We write homeowners policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Pennsylvania, South Carolina, and Virginia, and are also licensed to issue policies in New Hampshire, New Jersey, New York, and West Virginia. We look to expand to markets that have opportunities for reasoned, profitable growth and that allow us to position ourselves to take advantage of market dislocation opportunities similar to what we capitalized on in Florida following the 2004 and 2005 hurricane seasons.

COMPETITION

The market for personal residential homeowners insurance is highly competitive. In our primary market, Florida, there are approximately 130 licensed insurance companies that write homeowners policies. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.”

The table below shows policy count, direct written premium in-force, total insured value and market share (excluding mobile homeowners and farmowners) for the top 20 personal residential homeowners insurance companies by direct written premium in Florida as of September 30, 2016, which is the most recent date that the information is publicly available. We compete to varying degrees with all of these companies and others, including large national carriers.

	Florida Homeowners Insurance Market - Personal Residential -
	Ranked by Direct Written Premium In-Force*
	Policies	Percentage	Direct Written	Percentage	Total Insured	Percentage
Company Name	in-Force	Distribution	Premium in-Force	Distribution	Value**	Distribution
Universal Property & Casualty Insurance Company	572,865	10.1%	$865,758	9.6%	$99,186,914	5.5%
Citizens Property Insurance Corporation	416,814	7.4%	774,507	8.6%	128,899,786	7.1%
Federated National Insurance Company	271,461	4.8%	470,751	5.3%	102,180,523	5.6%
Heritage Property & Casualty Insurance Company	234,477	4.1%	449,690	5.0%	68,457,821	3.8%
Homeowners Choice Property & Casualty Insurance Company, Inc.	146,260	2.6%	360,402	4.0%	45,062,403	2.5%
Security First Insurance Company	328,266	5.8%	343,571	3.8%	90,071,876	5.0%
United Property & Casualty Insurance Company	184,076	3.3%	315,303	3.5%	71,776,095	4.0%
People’s Trust Insurance Company	150,077	2.6%	272,874	3.0%	46,048,328	2.5%
United Services Automobile Association	124,004	2.2%	266,165	3.0%	47,297,596	2.6%
Florida Peninsula Insurance Company	117,720	2.1%	254,958	2.8%	43,522,344	2.4%
St. Johns Insurance Company, Inc.	166,942	2.9%	254,025	2.8%	69,492,456	3.8%
First Protective Insurance Company	98,114	1.7%	250,614	2.8%	58,796,698	3.2%
Tower Hill Prime Insurance Company	142,693	2.5%	226,177	2.5%	58,606,682	3.2%
American Integrity Insurance Company of Florida	200,708	3.5%	225,316	2.5%	70,796,862	3.9%
Federal Insurance Company	33,089	0.6%	191,239	2.1%	57,453,559	3.2%
AIG Property Casualty Company	14,867	0.3%	165,437	1.8%	45,734,240	2.5%
ASI Preferred Insurance Corp.	122,263	2.2%	143,392	1.6%	38,817,790	2.1%
Tower Hill Signature Insurance Company	86,017	1.5%	138,042	1.6%	28,089,695	1.5%
Olympus Insurance Company	82,811	1.5%	137,637	1.5%	44,809,425	2.5%
USAA Casualty Insurance Company	61,138	1.1%	130,935	1.5%	17,041,033	0.9%
Total - Top 20 Insurers	3,554,662	62.8%	$6,236,793	69.3%	$1,232,142,126	67.8%

Total - All Insurers	5,662,019	100.0%	$8,999,582	100.0%	$1,814,916,367	100.0%
*

The information displayed in the table above is compiled and published by the FLOIR as of September 30, 2016 based on information filings submitted quarterly by all Florida licensed insurance companies and downloaded from FLOIR’s database as of February 6, 2017. Such information is presented for each individual company and is not consolidated or aggregated. State Farm Florida Insurance Company does not report this type of information to the FLOIR. Dollar values are in thousands, rounded to the nearest thousand.

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

PRODUCTS AND DISTRIBUTION

Products

Our focus and our primary product is personal residential insurance, which accounts for the vast majority of business that we write. Our homeowners insurance products provide policyholders with the ability to receive homeowners, renters, condominium, dwelling, fire, other structures, personal property, personal liability and personal articles coverages. In 2016, we wrote an average of 16,755 new policies per month, an increase of 4.0% as compared to the prior year, and homeowners policies produced direct written premium of $880.9 million. Homeowners policies accounted for 92.3% of our total direct written premium, with the remaining 7.7% comprised of fire and allied lines coverage.

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

The geographical distribution of our policies in-force, in-force premium and total insured value for Florida by county were as follows as of December 31, 2016 (dollars in thousands):

	As of December 31, 2016
			In-Force		Total Insured
County	Count	%	Premium	%	Value	%
South Florida
Broward	79,958	13.9%	$160,739	18.6%	$20,979,081	15.6%
Palm Beach	71,866	12.4%	129,601	15.0%	19,040,852	14.2%
Miami-Dade	68,783	11.9%	139,404	16.2%	15,215,886	11.3%
South Florida exposure	220,607	38.2%	429,744	49.8%	55,235,819	41.1%

Other significant* Florida counties
Pinellas	38,027	6.6%	44,726	5.2%	6,594,479	4.9%
Lee	27,021	4.7%	27,285	3.1%	4,292,367	3.2%
Hillsborough	24,901	4.3%	32,795	3.8%	5,892,299	4.4%
Collier	20,940	3.6%	27,413	3.2%	3,580,893	2.7%
Escambia	19,488	3.4%	30,796	3.6%	5,513,655	4.1%
Brevard	19,072	3.3%	24,036	2.8%	3,846,081	2.8%
Polk	18,716	3.2%	25,727	3.0%	5,583,162	4.1%
Total other significant* counties	168,165	29.1%	212,778	24.7%	35,302,936	26.2%

			In-Force		Total Insured
Summary for all of Florida	Count	%	Premium	%	Value	%
South Florida exposure	220,607	38.2%	429,744	49.8%	55,235,819	41.1%
Total other significant* counties	168,165	29.1%	212,778	24.7%	35,302,936	26.2%
Other Florida counties	189,011	32.7%	219,810	25.5%	43,954,715	32.7%
Total Florida	577,783	100.0%	$862,332	100.0%	$134,493,470	100.0%
*	Significant counties defined as in-force premium greater than 2.5% as of December 31, 2016.

The geographical distribution of our policies in-force, in-force premium and total insured value across all states were as follows, as of December 31, 2016, 2015 and 2014 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2016
			In-Force		Total Insured
State	Count	%	Premium	%	Value	%
Florida	577,783	84.6%	$862,332	90.2%	$134,493,470	79.1%
North Carolina	41,393	6.1%	30,858	3.2%	11,972,066	7.0%
Georgia	24,257	3.6%	23,849	2.5%	8,450,315	5.0%
South Carolina	12,230	1.8%	12,393	1.3%	3,592,203	2.1%
Massachusetts	7,451	1.1%	9,964	1.0%	4,352,990	2.6%
Indiana	6,835	1.0%	5,381	0.6%	2,162,967	1.3%
Pennsylvania	5,303	0.8%	3,677	0.4%	1,925,226	1.1%
Minnesota	2,089	0.3%	2,251	0.2%	896,969	0.5%
Hawaii	1,767	0.2%	1,689	0.2%	756,428	0.4%
Maryland	1,756	0.2%	1,413	0.1%	640,919	0.4%
Delaware	621	0.1%	663	0.1%	289,941	0.2%
Michigan	538	0.1%	651	0.1%	190,360	0.1%
Alabama	624	0.1%	624	0.1%	182,456	0.1%
Virginia	269	0.0%	224	0.0%	130,556	0.1%
Total	682,916	100.0%	$955,969	100.0%	$170,036,866	100.0%

	As of December 31, 2015
			In-Force		Total Insured
State	Count	%	Premium	%	Value	%
Florida	550,800	88.2%	$821,631	92.6%	$127,705,731	84.0%
North Carolina	34,084	5.4%	25,411	2.9%	9,981,069	6.6%
Georgia	17,425	2.8%	16,013	1.8%	5,716,851	3.8%
South Carolina	10,479	1.7%	11,744	1.3%	3,135,568	2.1%
Massachusetts	4,720	0.8%	6,455	0.7%	2,790,054	1.8%
Indiana	2,694	0.4%	2,146	0.3%	851,536	0.6%
Pennsylvania	1,017	0.2%	738	0.1%	360,991	0.2%
Minnesota	251	0.0%	277	0.0%	108,337	0.1%
Hawaii	1,523	0.2%	1,547	0.2%	680,701	0.4%
Maryland	1,278	0.2%	1,026	0.1%	464,081	0.3%
Delaware	396	0.1%	407	0.0%	181,857	0.1%
Michigan	—	—	—	—	—	—
Alabama	—	—	—	—	—	—
Virginia	—	—	—	—	—	—
Total	624,667	100.0%	$887,395	100.0%	$151,976,776	100.0%

	As of December 31, 2014
			In-Force		Total Insured
State	Count	%	Premium	%	Value	%
Florida	506,913	91.1%	$749,181	94.3%	$115,248,811	87.9%
North Carolina	26,251	4.9%	19,871	2.5%	7,671,188	5.9%
Georgia	10,570	1.9%	9,651	1.2%	3,331,523	2.5%
South Carolina	8,037	1.4%	10,204	1.3%	2,463,221	1.9%
Massachusetts	2,359	0.4%	3,311	0.4%	1,462,206	1.1%
Indiana	—	—	—	—	—	—
Pennsylvania	—	—	—	—	—	—
Minnesota	—	—	—	—	—	—
Hawaii	1,306	0.2%	1,354	0.2%	586,845	0.5%
Maryland	799	0.1%	670	0.1%	308,312	0.2%
Delaware	113	0.0%	112	0.0%	51,622	0.0%
Michigan	—	—	—	—	—	—
Alabama	—	—	—	—	—	—
Virginia	—	—	—	—	—	—
Total	556,348	100.0%	$794,354	100.0%	$131,123,728	100.0%

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

The following table shows UPCIC’s most recently approved rate changes. All percentage increases and decreases are expressed as statewide averages.

	2016 Rate Changes			2015 Rate Changes			2014 Rate Changes
			Percentage Increase			Percentage Increase			Percentage Increase
	Effective Dates	State	(Decrease)	Effective Dates	State	(Decrease)	Effective Dates	State	(Decrease)
Homeowners	None	FL	None	April 15, 2015 for new business; May 25, 2015 for renewal business	FL	2.20%	January 1, 2014 for new business; March 9, 2014 for renewal business	FL	(2.40%)

	None	NC	None	June 1, 2015 for new business and renewal business	NC	0.60%	None	NC	None

	None	SC	None	November 20, 2015 for new business; January 6, 2016 for renewal business	SC	2.46%	None	SC	None

	June 1, 2016 for new business and renewal business	GA	7.50%	None	GA	None	None	GA	None

Fire	August 31, 2016 for new business; October 19, 2016 for renewal business	FL	3.70%	April 20, 2015 for new business; June 5, 2015 for renewal business	FL	4.90%	January 10, 2014 for new business; March 3, 2014 for renewal business	FL	8.10%

	None	NC	None	April 1, 2015 for new business and renewal business	NC	1.22%	April 1, 2014 for new business and renewal business	NC	2.98%

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

Distribution

We market and sell our products solely through our network of approximately 8,600 licensed independent agents, which we continue to build both in Florida and in other states. Of these independent agents, the top 20% accounted for approximately 87% of our direct written premium for the year ended December 31, 2016. Currently we have approximately 4,400 independent agents in Florida and approximately 4,200 independent agents outside of Florida. Our relationships with independent agents and their relationships with their customers are critical to our ability to identify, attract and retain profitable business. See “Item 1A—Risk Factors—Risks Relating to Our Business—Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business.” We have developed our independent agency distribution channel since our inception, and we believe we have built significant credibility and loyalty within the independent agent community in the states in which we operate, particularly Florida. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as submitting claims and underwriting guidelines, either over the phone or through an internet portal. We also engage a third-party market representative to assist in ongoing training and recruitment initiatives in all of the states in which we write business.

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

As a result of the superior service and compensation we provide, we have relatively little turnover among many of our key independent agents. Approximately 1,300, or 15%, of our independent agents have relationships with us that span a decade or more.

Universal DirectSM

In April 2016 the Company launched a direct-to-consumer online platform, called Universal DirectSM, which enables homeowners to directly purchase, pay for and bind a homeowners policies online without the need to interface with any intermediaries. Designed to simplify the process of purchasing homeowners insurance, Universal DirectSM includes an intuitive interface, real-time quotes, educational materials, support tools and a seamless purchasing process. Customers will have the ability to manage their policies, select payment plans and make payments online, while also having access to live customer support agents, by phone or online, for additional assistance as needed. Universal DirectSM was launched in the following 13 states during 2016. Pennsylvania, Minnesota, Alabama, Indiana, South Carolina, Delaware, Georgia, Florida, Hawaii, North Carolina, Virginia, Massachusetts and Maryland. During 2016, 1,320 policies were written representing $1.4 million in gross written premium.

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

Claims Administration

We closely manage all aspects of the claims process, from processing the initial filing to claim conclusion. When a policyholder contacts us to report a claim, members of our claims department create a claim file and aggregate the appropriate supporting documentation. Claims are then reviewed by our managers and staff adjusters, who assess the extent of the loss, complete on site investigations when required, and determine the resources needed to adjust each claim. We perform or supervise the adjusting services rendered for our policyholders at all stages of the claims process, which we believe allows us to reduce cost and provide a high level of customer service. We assign a small percentage of field inspections to third-party adjusters in order to maintain relationships that will allow us to continue to provide high quality and timely service following a catastrophe or any other period of unusually high claim volume.

Reinsurance Intermediary

We manage our reinsurance program through our internal reinsurance intermediary, BARC, in conjunction with URA. Approximately 10 years ago, we hired a dedicated team of reinsurance specialists from Willis Re, including our President and Chief Risk Officer, Jon W. Springer, to design a customized reinsurance strategy for us and to develop our in-house analytical capabilities. Our reinsurance team has an average of 24 years of knowledge and expertise of the reinsurance industry. We have two experienced actuaries and analytics modeling personnel on staff at BARC to assist in evaluating and designing our reinsurance program. Not only do we receive a portion of the fees that otherwise would be paid in commissions to a third-party reinsurance intermediary, we also develop and maintain long-term relationships with our reinsurers. We also utilize Aon Benfield as a third-party reinsurance intermediary as needed, enabling us to capitalize on its market experience and knowledge as well as our internal capabilities. Aon Benfield works closely with our teams at BARC and URA in designing our reinsurance program to obtain favorable pricing, as well as continually evaluating prevailing costs and the level of coverage we feel we need in order to capitalize on favorable market conditions.

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

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers. We rely on third-party reinsurers and the FHCF and do not have any captive or affiliated reinsurance arrangements in place. The FLOIR requires us and all insurance companies doing business in Florida to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. Our 2016-2017 reinsurance program meets and provides reinsurance in excess of the FLOIR’s requirements, which are based on, among other things, the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks and a series of stress test catastrophe loss scenarios based on past historical events. As respects the single catastrophic event, the nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within the insurer’s portfolio. Accordingly, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company.

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

UPCIC’s 2016-2017 Reinsurance Program

Third-Party Reinsurance

Our annual reinsurance program, which is segmented into layers of coverage, as is industry practice, protects us against excess property catastrophe losses. Our 2016-2017 reinsurance program includes the mandatory coverage required by law to be placed with the FHCF, in which we have elected to participate at 90%, or the highest level, and also includes private reinsurance below, alongside and above the FHCF layer. In placing our 2016-2017 reinsurance program, we obtained multiple years of coverage for a portion of the program. We believe this multi-year arrangement will allow us to capitalize on favorable pricing and contract terms and conditions and allow us to mitigate uncertainty with respect to the price of future reinsurance coverage, our single largest cost. (For 2015-2016, we eliminated our quota share reinsurance effective as of June 1, 2015, while obtaining additional excess of loss catastrophe coverage. We believe that this new structure will continue to protect us in years in which a catastrophe may occur, and in non-catastrophe years will decrease our reinsurance costs and increase the amount of premium we retain. These lower costs and higher premium retention will enable us to further increase our stockholders’ equity in order to profitably grow our business.)

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

We have used the model results noted above to stress test the completeness of the program by simulating a recurrence of the 2004 calendar year, in which four large catastrophic hurricanes made landfall in Florida. This season is considered to be the worst catastrophic year in Florida’s recorded history. Assuming the reoccurrence of the 2004 calendar year events, including the same geographic path of each such hurricane, the modeled estimated net loss to us in 2016 with the reinsurance coverage described herein, would be approximately $84 million (after tax, net of all reinsurance recoveries), the same as it would have been in 2015. We estimate that, based on our portfolio of insured risks as of December 31, 2016 and 2015, a repeat of the four 2004 calendar year events would have exhausted approximately 25% and 18.4%, respectively, of our property catastrophe reinsurance coverage.

UPCIC’s Retention

UPCIC has a net retention of $35 million per catastrophe event for losses incurred up to a first event loss of $2.487 billion. UPCIC also purchases a separate underlying catastrophe program to further reduce its retention for all losses occurring in any state other than Florida (the “Other States Reinsurance Program”). UPCIC retains only $5 million under its Other States Reinsurance Program. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.

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

Second Layer

Above the first layer, for losses exceeding $90 million, we have purchased a second layer of coverage for losses up to $445 million – in other words, for the next $355 million of losses. This coverage has been obtained from two contracts as follows:

•	58% of $355 million in excess of $90 million (originally effective June 1, 2015) continues to provide coverage through May 31, 2018; and
•	42% of $355 million in excess of $90 million provides coverage for the 2016-2017 period.

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

UPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second, third, fourth and fifth reinsurance layers all attach at $90 million. Any layers above the $90 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. Further, UPCIC buys four dedicated limits of $55 million in excess of $35 million for the first four catastrophe events. This means that, unless losses exhaust the top layer of our coverage, we are exposed to only $35 million in losses, pre-tax, per catastrophe for each of the first four events. In addition to tax benefits that could reduce our ultimate loss, we would expect fees paid to our subsidiary service providers by our Insurance Entities and, indirectly, our reinsurers, would also increase during an active hurricane season, which could also offset claim-related losses we would have to pay on our insurance policies.

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

FHCF

UPCIC’s third-party reinsurance program supplements the FHCF coverage we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. We estimate our FHCF coverage includes a maximum provisional limit of 90% of $1,827 million, or $1,644 million, in excess of $562 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2016 hurricane season is $110.1 million.

Coverage purchased from third-party reinsurers, as described above, adjusts to fill in gaps in FHCF coverage. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our Florida portfolio due to peril of hurricane.

The third-party reinsurance we purchase for UPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, UPCIC has reinsurance coverage of up to $2,487 million for the first event, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $35 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

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

APPCIC’s Retention

APPCIC has a net retention of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $30.9 million. This retention amount is gross of any potential tax benefit we would receive in paying such losses.

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

FHCF

APPCIC’s third-party reinsurance program is used to supplement the FHCF reinsurance we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. We estimate our FHCF coverage includes a maximum provisional limit of 90% of $18.8 million, or $16.9 million, in excess of $5.8 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2016 hurricane season is $1.1 million. Factoring in our estimated coverage under the FHCF, we purchase coverage alongside our FHCF coverage from third-party reinsurers as described above, which adjusts to fill in gaps in FHCF coverage. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our portfolio impacted by the peril of hurricanes.

The third-party reinsurance we purchase for APPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, APPCIC has reinsurance coverage of up to $30.9 million, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $2 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

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

The investment activities of the Insurance Entities are subject to regulation and supervision by the FLOIR. See “—Government Regulation and Initiatives.” The Insurance Entities may only make investments that are consistent with regulatory guidelines, and our investment policies for the Insurance Entities accordingly limit the amount of investments in, among other things, non-investment grade fixed maturity securities (including high-yield bonds) and the amount of total investments in preferred stock and common stock. While we seek to appropriately limit the size and scope of investments in our portfolio, UVE is not similarly restricted by Florida law. Therefore, the investments made by UVE may differ from those made by the Insurance Entities. We do not purchase securities on margin.

The primary objectives of our investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. Our investment portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income. We focus on relatively short-term investments, with approximately 8.3% of the fair value of our portfolio with contractual maturities due in one year or less, and another 38.7% due after one year but before five years.

See “Item 8—Note 3 (Investments)” and “Item 1A—Risk Factors—Risks Relating to Investments” for more information about our investments.

LIABILITY FOR UNPAID LOSSES AND LAE

We generally use the terms “loss” or “losses” to refer to both loss and LAE. We establish reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. In many cases, several years may elapse between the occurrence of an insured loss and our payment of a liability claim. Liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to the Insurance Entities and the final settlement than do property claims. Liability claims often involve third parties filing suit and ensuing litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time with the vast majority of these claims resulting in an adjustment without litigation. It is also common for property damage claims to be adjusted downward for subrogation recoveries, when a third party is found responsible for damage caused to the insured’s property. Accordingly, at any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration cost of our insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from these estimates. See “Item 1A—Risk Factors—Risks Relating to Our Business—Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition.” We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments are necessary.

When a claim involving a probable loss is reported, we establish a liability for the estimated amount of our ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions. All newly reported claims begin with an initial average liability. That claim is then evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim. In addition, management aggregates liabilities to provide for losses incurred but not reported (“IBNR”). We utilize independent actuaries to help establish liabilities for unpaid losses, anticipated loss recoveries, and

LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes. As discussed above, we maintain an in-house claims staff that monitors and directs all aspects of our claims process, and oversees claims processed by third parties.

The estimates of the liability for unpaid losses, anticipated recoveries, and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. See “Item 1A—Risk Factors—Risks Relating to Our Business—Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition.”

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

Florida holding company laws also require us to submit an own-risk and solvency assessment, or ORSA, summary report to the FLOIR each year beginning in 2017. Additionally, beginning in 2018, we will be required to submit a corporate governance annual disclosure to the FLOIR.

Capital Requirements

State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company, and set requirements regarding the ongoing amount and composition of capital. State regulators also require the deposit of state deposits in each state. See “Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the NAIC to monitor and regulate the solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2016, the Insurance Entities’ RBC ratios exceed applicable statutory requirements. See “Item 1A—Risk Factors—Risks Relating to the Insurance Industry—The amount of statutory capital and surplus that each of the Insurance Entities has and the amount of statutory capital and surplus it must hold can vary and are sensitive to a number of factors outside our control, including market conditions and the regulatory environment and rules.”

Restrictions on Dividends and Distributions

As a holding company with no significant business operations of its own, UVE relies on payments from its subsidiaries as its principal sources of cash to pay dividends and meet its obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. However, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the Insurance Entities for services. See “Item 1A—Risk Factors—Risks Relating to the Insurance Industry—We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.” Dividends paid to our shareholders in 2016 were paid from the earnings of UVE and its non-insurance subsidiaries and not from the capital and surplus of the Insurance Entities. State insurance laws govern the payment of dividends by insurance companies. The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to UVE without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2016 and 2015, the Insurance Entities did not pay dividends to UVE.

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

Privacy and Information Security Regulation

Federal and state laws and regulations require financial institutions to protect the security and confidentiality of non-public personal information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. The NAIC also is developing model laws on cybersecurity, which might lead to adoption of the same or similar provisions in the states where we do business. In addition, some states have adopted, and other might adopt, cybersecurity regulations that differ from proposed model acts or from the laws enacted in other states. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of non-public personal information.

Statutory Insurance Organizations

Many states in which the Insurance Entities operate have statutorily-mandated insurance organizations or other insurance mechanisms in which the Insurance Entities are required to participate or to potentially pay assessments. Each state has insurance guaranty association laws providing for the payment of policyholders’ claims when insurance companies doing business in that state become insolvent. These guaranty associations typically are funded by assessments on insurance companies transacting business in the respective states. When the Insurance Entities are subject to assessments they generally must remit the assessed amounts to the guaranty associations. The Insurance Entities subsequently seek to recover the assessed amounts through recoupments from policyholders. In the event the Insurance Entities are not able to fully recoup the amounts of those assessments, such unrecovered amounts can be credited against future assessments, or the remaining receivable may be written off. While we cannot predict the amount or timing of future guaranty association assessments, we believe that any such assessments will not have a material effect on our financial position or results of operations. See “Item 1A—Risk Factors—Risks Relating to the Insurance Industry—Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability.”

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

EMPLOYEES

As of February 14, 2017, we had 483 full-time employees. None of our employees are represented by a labor union.

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

We currently market our policies to a broad range of prospective policyholders through approximately 4,400 independent insurance agents in Florida as well as approximately 4,200 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’

requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. Other insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide, or may be more attractive to the agents than we are. We cannot provide assurance that we will retain our current relationships, or be able to establish new relationships, with independent agents. The loss of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or write new or renewal insurance policies, which could materially adversely affect our business, financial condition and results of operations.

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

Though we are licensed to transact insurance business in Alabama, Delaware, Florida, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, North Carolina, New York, Pennsylvania, South Carolina, Virginia and West Virginia, we write a substantial majority of our premium in Florida. Therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida disproportionately affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified throughout the United States. Further, a single catastrophic event, or a series of such events, specifically affecting Florida, particularly more densely populated areas of the state, could have a disproportionately adverse impact on our business, financial condition and results of operations. This is particularly true in certain Florida counties where we write a high concentration of policies, which mirrors the distribution and concentration of the population in Florida. We currently have a large concentration of in-force policies written in the coastal counties of Broward, Palm Beach and Miami-Dade such that a catastrophic event, or series of catastrophic events, in these counties could have a significant impact on our business, financial condition and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes.

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

Our future operations will depend in large part on the efforts of our Chief Executive Officer, Sean P. Downes, and of our President and Chief Risk Officer, Jon W. Springer, both of whom have served in executive roles at UVE or its affiliates for many years. The loss of the services provided by Mr. Downes or Mr. Springer could have a material adverse effect on our financial condition and results of operations. Further, our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistent with our business goals.

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

Many of the policies we issue include exclusions or other conditions that define and limit coverage, which exclusions and conditions are designed to manage our exposure to certain types of risks and expanding theories of legal liability. In addition, our policies and applicable law limit the period during which a policyholder may bring a claim under the policy. It is possible that a court or regulatory authority could nullify or void an exclusion or limitation or interpret existing coverages more broadly than we anticipate, or that legislation could be enacted modifying or barring the use of these exclusions or limitations. This could result in higher than anticipated losses and LAE by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until sometime after we have issued the insurance policies that are affected by the change. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

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

An insurance company with total adjusted capital that (i) is at less than 200% of its authorized control level RBC, or (ii) falls below 300% of its RBC requirement and also fails a trend test, is deemed to be at a “company action level,” which would require the insurance company to file a plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level RBC. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level RBC), placing the insurance company into receivership.

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

As of December 31, 2016, there were 1,249,012 shares issuable upon the exercise of outstanding and exercisable stock options, 1,964,521 shares issuable upon the exercise of outstanding stock options that are unvested and 172,563 additional shares of performance share units outstanding. The market price of the common shares may be depressed by the potential exercise of these options or grant of these shares. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our operations primarily from our company-owned campus located at 1110 West Commercial Boulevard, Suite 100, Fort Lauderdale, Florida 33309, which contains approximately 68,500 square feet of office space. The facilities in our campus are suitable and adequate for our operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share (“Common Stock”), is quoted and traded on the New York Stock Exchange LLC (“NYSE”) under the symbol UVE.

The following table sets forth the daily close prices of the Common Stock, as reported by the NYSE:

			Dividends
For the Year Ended December 31, 2016	High	Low	Declared
First Quarter	$22.49	$16.44	$0.14
Second Quarter	$19.77	$16.41	$0.14
Third Quarter	$25.71	$18.26	$0.14
Fourth Quarter	$28.50	$19.40	$0.27

			Dividends
For the Year Ended December 31, 2015	High	Low	Declared
First Quarter	$26.68	$19.32	$0.12
Second Quarter	$27.29	$23.74	$0.12
Third Quarter	$30.35	$23.48	$0.12
Fourth Quarter	$36.32	$18.47	$0.27

As of February 14, 2017, there were 36 registered shareholders of record of our Common Stock.

As of December 31, 2016 and 2015, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Preferred Stock”). We declared and paid aggregate dividends to this holder of record of the company’s Series A Preferred Stock of $10,000 for each of the years ended December 31, 2016 and 2015.

Applicable provisions of the Delaware General Corporation Law may affect our ability to declare and pay dividends on our Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. See “Part I – Restrictions on Dividends and Distributions”, “Item 1A –Risk Factors – Risks Relating to Insurance Industry”, and “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, under our revolving loan agreement and related revolving note (the “DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”) so long as any amounts or obligations are outstanding thereunder, we will be restricted from paying dividends to its shareholders if an event of default (or an event, the giving of notice of which or with the lapse of time or both, would become an event of default) is continuing at the time of and immediately after paying such dividend.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of UVE’s Common Stock from December 31, 2011 through December 31, 2016 with the cumulative total return of the SNL Insurance P&C and the NYSE Composite Index.

Universal Insurance Holdings, Inc.

Total Return Performance
1,100
1,000
900
800
700
600
500
400
300
200
100
Index Value
Universal Insurance Holdings, Inc.
SNL Insurance P&C
NYSE Composite Index
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Universal Insurance Holdings, Inc.	$137.15	$481.57	$705.32	$821.88	$1,039.60
SNL Insurance P&C	118.04	156.39	179.61	185.79	219.27
NYSE Composite Index	116.15	146.80	156.87	150.64	168.63

SNL Insurance P&C includes all publicly traded insurance underwriters in the property and casualty sector in the United States and was prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in UVE’s Common Stock and in each of the two indices on December 31, 2011 with all dividends being reinvested on the ex-dividend date. The closing price of UVE’s Common Stock on December 30, 2016 (the last trading day of the year) was $28.40 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

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

Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents our purchases of UVE Common Stock during the three months ended December 31, 2016, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
10/1/16 - 10/31/16	-	$-	-	-
11/1/16 - 11/30/16	3,929	$24.03	3,929	723,157
12/1/16 - 12/31/16	-	$-	-	-
Total for the three months ended December 31, 2016	3,929	$24.03	3,929	723,157

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares was calculated using a closing price at December 30, 2016 of $28.40 per share.

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

In June 2016, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Exchange Act Rule 10b-18 under the Securities Exchange Act of 1934, as amended, up to $20 million of its outstanding shares of common stock through December 31, 2017. We have repurchased 98,929 shares pursuant to this program through December 31, 2016 at an aggregate cost of approximately $2.1 million.

ITEM 6.SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the Annual Report on Form 10-K.

The following tables provide selected financial information as of and for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Income statement data:
Direct premiums written	$954,617	$883,409	$789,577	$783,894	$780,128
Change in unearned premium	(33,390)	(46,617)	(12,260)	4,583	(28,229)
Direct premium earned	921,227	836,792	777,317	788,477	751,899
Ceded premium earned	(288,811)	(332,793)	(450,440)	(520,822)	(520,779)
Premiums earned, net	$632,416	$503,999	$326,877	$267,655	$231,120

Total revenue	$685,289	$546,544	$369,276	$301,159	$269,939
Total expenses	522,406	371,521	241,672	200,603	217,380
Income before income taxes	162,883	175,023	127,604	100,556	52,559
Income taxes, net	63,473	68,539	54,616	41,579	22,247
Net income	$99,410	$106,484	$72,988	$58,977	$30,312

Earnings per share data:
Basic earnings per common share	$2.85	$3.06	$2.17	$1.64	$0.76
Diluted earnings per common share	2.79	2.97	2.08	1.56	0.75
Dividends declared per common share	$0.69	$0.63	$0.55	$0.49	$0.46

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data:
Total assets	$1,060,007	$993,548	$911,774	$920,090	$925,735
Total liabilities	688,817	700,456	692,858	744,481	762,221
Unpaid losses and loss adjustment expenses	58,494	98,840	134,353	159,222	193,241
Unearned premiums	475,756	442,366	395,748	383,488	388,071
Long-term debt	15,028	24,050	30,610	37,240	20,221
Total stockholders' equity	$371,190	$293,092	$199,916	$175,609	$163,514

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of UVE. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes in Part II, Item 8 below.

Overview

UVE is the largest private personal residential insurance company in Florida by direct written premium in-force, with approximately 9.6% market share as of September 30, 2016, according to the most recent data reported by the FLOIR. We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, UPCIC and APPCIC, currently write personal residential insurance policies, predominantly in Florida with $860.6 million in direct written premium for the year ended December 31, 2016. UPCIC also writes homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Pennsylvania, South Carolina, and Virginia with $94.0 million in direct written premium for the year ended December 31, 2016, and is licensed to issue policies in New Hampshire, New Jersey, New York, and West Virginia. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct written premium tends to increase just prior to the second quarter of our fiscal year and tends to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary, BARC, on reinsurance it places for the Insurance Entities, policy fees collected from policyholders by our managing general agency subsidiary, URA, and financing fees charged to policyholders who choose to defer premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 8,600 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated structure, expand our independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service through our vertically integrated business. We believe each of these strategies has contributed towards an increase in earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our annual results for 2016 compared to the same period in 2015.

Our overall organic growth strategy emphasizes taking prudent measures to increase our policy count and improving the quality of our business rather than merely increasing our policy count. Our focus on long-term capital strength and organic growth causes us to be selective in the risks we accept. Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of organically expanding our premium growth through our independent agent distribution network, streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new local relationships and business and take the time to learn about each new market and any of its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from our competitors that have grown in recent years primarily through assumption of policies from Citizens, Florida’s statutory residual property insurance market.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states for over two years. As for states outside of Florida, our total insured value increased from 16% as of December 31, 2015 to 21% as of December 31, 2016. The following table provides direct written premium for Florida and other states for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015		Growth Year Over Year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$860,647	90.2%	$817,704	92.6%	$42,943	5.3%
Other states	93,970	9.8%	65,705	7.4%	28,265	43.0%
Grand total	$954,617	100.0%	$883,409	100.0%	$71,208	8.1%

We believe our ability to achieve rate adequacy relative to the risks written improves our underwriting profit. This, together with our improved financial strength was a key factor in our decision to retain a greater share of our profitable business by reducing our quota share cession rate in our 2014-2015 reinsurance program and eliminating the use of quota share reinsurance in our 2015-2016 and 2016-2017 reinsurance programs.

2016 Highlights

•	Gross direct premiums overall grew $71.2 by million, or 8.1%, to $954.6 million compared to 2015.
•	Net earned premiums grew by $128.4 million, or 25.5%, to $632.4 million compared to 2015.
•	Total revenues increased by $139.1 million, or 25.5%, to $685.7 million compared to 2015.
•	Net income decreased by $7.1 million, or 6.6%, to $99.4 million.
•	Diluted EPS decreased by $0.18, or 6.0%, to $2.79 per common share.
•	Declared and paid dividends per common share of $0.69, including a $0.13 special dividend in December
•	Repurchased approximately 441 thousand shares in 2016 at an aggregate cost of $8.5 million.
•

APPCIC received authorization from the FLOIR to amend its Certificate of Authority to add Fire, Commercial Multi-Peril, and Other Liability (collectively “Commercial Residential”) lines of business in Florida.

•	Offered Universal DirectSM in all 14 states as of December 31, 2016.

2016 – 2017 Reinsurance Program

Developing and implementing our reinsurance strategy to adequately protect us in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key focus for our leadership team. We believe that our reinsurance program is structured such that if we were to experience an active hurricane season like the hurricane seasons in 2004 and 2005, we would be able to pay policyholder claims, maintain sufficient surplus to grow profitably and take advantage of the resulting market dislocation that would likely follow. Effective June 1, 2016, we entered into multiple reinsurance agreements comprising our 2016-2017 reinsurance program. See “Item 8—Note 4 (Reinsurance).”

Reinsurance Generally

We use reinsurance to reduce our exposure to catastrophic losses primarily through excess of loss reinsurance. We believe that the overall terms of the 2016-2017 reinsurance program are more favorable than the 2015-2016 reinsurance program. We eliminated our quota share reinsurance arrangements effective June 1, 2015; purchased additional excess of loss catastrophe cover; converted the exposure of all UPCIC states from a two-tower reinsurance program to a single tower reinsurance program; purchased a stand-alone non-Florida supplemental catastrophe reinsurance program; realized cost reductions in part due to market conditions and our preparation and efforts to manage risk exposure; and further enhanced our reinsurance coverage terms and conditions

We believe that restructuring our reinsurance program and re-evaluating that structure on an ongoing basis has allowed us to take advantage of attractive reinsurance pricing, while still maintaining reinsurance coverage that we believe is sufficient to protect our policyholders and shareholders. While we believe the changes to the current reinsurance program are beneficial, there can be no assurance that our actual results of operations or financial condition will be positively affected. The Insurance Entities remain responsible for insured losses notwithstanding the failure of any reinsurer to make payments otherwise due to the Insurance Entities. Below is a description of our 2016-2017 reinsurance program for each of the Insurance Entities.

UPCIC Reinsurance Program

UPCIC’s reinsurance program, runs from June 1 through May 31 of the following year, consists of various forms of catastrophe coverage. Under the 2016-2017 reinsurance program, UPCIC has a net retention of $35 million per catastrophe event for all losses incurred up to a first event loss of $2.487 billion. UPCIC purchases a separate supplemental underlying cover to further reduce its retention for all losses occurring in states outside of Florida. With this cover, UPCIC retains only $5 million under its program in its non-Florida states. In certain circumstances involving a catastrophic event affecting both Florida and other states, UPCIC’s retention could result in pre-tax net liability as low as $5 million – the $35 million net retention under the all states reinsurance program could be offset by as much as $30 million in coverage under the Other States (non-Florida) Reinsurance Program. These retention amounts are gross of any potential tax benefit we would receive in paying such losses. UPCIC has mandatory catastrophe coverage through the FHCF plus voluntary catastrophe coverage with private reinsurers.

UPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second, third, fourth and fifth reinsurance layers all attach at $90 million. Any layers above the $90 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. Further, UPCIC buys four dedicated limits of $55 million in excess of $35 million for the first four catastrophe events. This means that, unless losses exhaust the top layer of our coverage, we are exposed to only $35 million in losses, pre-tax, per catastrophe for each of the first four events.

The estimated total net cost of UPCIC’s FHCF and catastrophe related coverage, including reinstatement premium protection coverage, is $295.6 million. The largest private participants in UPCIC’s program include Allianz Risk Transfer AG, Bermuda Branch (Nephila Capital), Everest Re, Renaissance Re, Chubb Tempest Re, and various Lloyd’s of London syndicates. The table below provides the A.M. Best and Standard and Poor’s (“S&P”) financial strength ratings for each of the largest third party reinsurers in UPCIC’s 2016-2017 reinsurance program.

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer AG, Bermuda Branch (Nephila Capital)	A+	AA-
Everest Re	A+	A+
Renaissance Re	A+	AA-
Chubb Tempest Re	A++	AA
Various Lloyd’s of London Syndicates	A	A+

APPCIC Reinsurance Program

APPCIC’s reinsurance program, which runs from June 1 through May 31 of the following year, consists of various forms of catastrophe and multiple line excess of loss coverage. Under the 2016-2017 reinsurance program, APPCIC has a net retention on its catastrophe program of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $30.9 million. The retention amount is gross of any potential tax benefit we would receive in paying such losses. APPCIC has mandatory catastrophe coverage through the FHCF plus voluntary catastrophe coverage with private reinsurers.

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

The estimated total net cost of APPCIC’s FHCF, per risk and catastrophe related coverage, including reinstatement premium protection coverage is $2.9 million. The largest private participants in APPCIC’s program include Everest Re, Chubb Tempest Re, Hiscox, Hannover Ruck and Lloyd’s of London syndicates. The table below provides the A.M. Best and Standard and Poor’s (“S&P”) financial strength ratings for each of the largest third party reinsurers in APPCIC’s 2016-2017 reinsurance program.

Reinsurer	A.M. Best	S&P
Everest Re	A+	A+
Chubb Tempest Re	A++	AA
Hiscox Insurance Co (Bermuda)	A	AA-
Hannover Re	A+	AA-
Various Lloyd’s of London Syndicates	A	A+

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

See “Item 8 — Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a discussion of the company’s basis and methodologies used to establish its liability for unpaid losses and loss adjustment expenses along with the following quantitative disclosures:

•	Five year accident year table on incurred claim and allocated claim adjustment expenses, net of reinsurance including columns of:
o	IBNR-Total of Incurred-but-not-reported liabilities plus expected development on reported claims by accident year and
o	Claim counts-cumulative number of reported claims by accident year
•	Five year accident year table on cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
•

Reconciliation of tables to the financial statements- Reconciliation of net incurred and paid claims development table to the liability for claims and claim adjustment expenses in the Consolidated Balance Sheet.

•	Duration- a table of the average historical claims duration for the past 5 years

In establishing the liability for unpaid losses and LAE, actuarial judgment is relied upon in order to make appropriate assumptions to estimate a best estimate of ultimate losses. There are inherent uncertainties associated with this estimation process, especially when a company is undergoing changes in its claims settlement practices, or when a company has limited experience in a certain area. Claims reported in 2013 and 2014, for example, benefited from several initiatives designed to expedite claim closure rates and reduce settlement costs introduced in our claims department during those 24 months. A more dramatic change occurred during calendar year 2015 when we realigned our adjusting teams as well as launched our Fast Track initiative, reducing settlement costs and strengthening case reserve adequacy for claims reported during the year. These changes have had a meaningful influence on development pattern selections applied to 2012 through 2016 accident year claims in the reserving estimates for each of the methods described in “Item 8 — Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)”. Most recently, in 2016 there has been a significant increase in efforts to pursue subrogation against third parties responsible for property damage losses to our insureds. As a result, anticipated subrogation recoveries are reviewed and estimated on a stand-alone basis in the Company’s reserve analysis. However, with the passing of each year, our own trends become more reliable for use in predicting future results, and the confidence in prior accident year estimates grows.

Factors Affecting Reserve Estimates

Reserve estimates are developed based on the processes and historical development trends discussed in “Item 8 — Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, differing payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When these types of changes are experienced, actuarial judgment is applied in the determination and selection of development factors in order to better reflect new trends or expectations. For example, if a change in law is expected to have a significant impact on the development of claim severity, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate. This example appropriately describes the reserving methodology selection for use in estimating sinkhole liabilities after the passing of legislation, as noted in “Item 8 —Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the

consolidated financial statements. Another example would be when a change in economic conditions is expected to affect the cost of repairs to property; actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.

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

The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported and unreported claims, primarily for damage to property. In general, estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described previously and in “Item 8 —Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to be able to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain), or specifically excluded coverage caused by flood, estimating additional living expenses, and assessing the impact of demand surge and exposure to mold damage. The effects of numerous other considerations, include the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, practices are adapted to accommodate these circumstances in order to determine a best estimate of losses from a catastrophe.

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

In selecting development factors and averages described in “Item 8 —Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements, due consideration is given to how the historical experience patterns change from one year to the next over the course of several consecutive years of recent history. Predictions surrounding these patterns drive the estimates that are produced by each method, and are based on statistical techniques that follow standard actuarial practices.

In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2016, the recorded amount for net loss and LAE falls within the range determined by the appointed independent actuaries and approximates their best estimate.

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

The inherent uncertainty associated with our loss and LAE liability is magnified due to our concentration of property business in catastrophe-exposed coastal states, primarily Florida. As an example, the 2004 and 2005 hurricanes created great uncertainty in determining ultimate losses for these natural catastrophes due to issues related to applicability of deductibles, availability and cost of repair services and materials, and other factors. UPCIC experienced unanticipated unfavorable loss development on catastrophe losses from claims related to 2004 and 2005 being reopened and new claims being opened due to public adjusters encouraging policyholders to file new claims, and from homeowners’ association assessments related to condominium policies. Due to the inherent uncertainty, the parameters of the loss estimation methodologies are updated on an annual basis as new information emerges.

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

We have created a proprietary claims analysis tool Peer-2-Peer (“P2P”) to analyze and calculate reserves to supplement analysis performed by our independent actuaries. P2P is a custom built application that aggregates, analyzes and forecasts reserves based on historical data that spans more than a decade. It identifies historical claims data using same like kind and quality variables that exist in present claims and sets forth appropriate, more accurate reserves on current claims. P2P is utilized by management in reviewing the topography of existing and incoming claims. P2P is analyzed at each quarters end and adjustments to reserves are made at an aggregate level when appropriate.

Due to the uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2016 is $58.5 million.

Deferred Policy Acquisition Costs/Deferred Ceding Commissions

We incur costs in connection with the production of new and renewal insurance policies that are referred to as policy acquisition costs. Commissions and state premium taxes are costs of acquiring insurance policies that vary with, and are directly related to, the successful production of new and renewal business. These costs are deferred and amortized over the period during which the premiums are earned on the underlying policies. We have collected ceding commissions from certain reinsurers in connection with our use of quota share reinsurance contracts in the past. As discussed above, we eliminated the use of quota share reinsurance effective June 1, 2015. We estimated the amount of ceding commissions to be deferred on a basis consistent with the deferral of acquisition costs incurred with the production of the original policies issued and the terms of the applicable reinsurance contracts. The deferred ceding commissions were offset against the deferred policy acquisition costs with the net result presented as “deferred policy acquisition costs, net” on our Consolidated Balance Sheets. As of December 31, 2016, deferred policy acquisition costs, net, were $64.9 million compared to deferred policy acquisition costs, net of $60.0 million as of December 31, 2015.

Provision for Premium Deficiency

We evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing policy contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. Management has determined that a provision for premium deficiency was not warranted as of December 31, 2016.

Reinsurance

In the normal course of business, we seek to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces our risk of exposure in the event of catastrophic losses, it also reduces our potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our reinsurance is typical of a company of our size in the Florida homeowners’ insurance market. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of our liability. The Insurance Entities’ reinsurance policies do not relieve them from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently, allowances are established for amounts deemed uncollectible. No such allowance was deemed necessary as of December 31, 2016.

Results of Operations

year ended December 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

Net income decreased by $7.1 million, or 6.6%, to $99.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Net income was impacted by $51.4 million in gross losses and LAE associated with weather events occurring in 2016. Weather events in 2016 were comprised of a series of severe storms in the first quarter of 2016 and then the impact of two hurricanes in 2016, Hermine in the third quarter and Matthew in the fourth quarter. Premium growth and the elimination of our quota share reinsurance contracts effective June 1, 2015, and a lower expense ratio are significant factors behind our 2016 results and comparison to prior years periods. Diluted earnings per common share decreased by $0.18, or 6.0%, to $2.79 for the year ended December 31, 2016 compared to $2.97 per share the year ended December 31, 2015, as a result of a decrease in net income and a slight decrease in weighted average shares outstanding (diluted). A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Years Ended December 31,		Change
	2016	2015	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$954,617	$883,409	$71,208	8.1%
Change in unearned premium	(33,390)	(46,617)	13,227	-28.4%
Direct premiums earned	$921,227	$836,792	$84,435	10.1%
Ceded premiums earned	(288,811)	(332,793)	43,982	-13.2%
Premiums earned, net	632,416	503,999	128,417	25.5%
Net investment income (expense)	9,540	5,155	4,385	85.1%
Net realized gains (losses) on investments	2,294	1,060	1,234	116.4%
Commission revenue	17,733	14,870	2,863	19.3%
Policy fees	16,880	15,440	1,440	9.3%
Other revenue	6,426	6,020	406	6.7%
Total premiums earned and other revenues	685,289	546,544	138,745	25.4%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	301,229	187,739	113,490	60.5%
General and administrative expenses	221,177	183,782	37,395	20.3%
Total operating costs and expenses	522,406	371,521	150,885	40.6%
INCOME BEFORE INCOME TAXES	162,883	175,023	(12,140)	-6.9%
Income tax expense	63,473	68,539	(5,066)	-7.4%
NET INCOME	$99,410	$106,484	$(7,074)	-6.6%
Other comprehensive income (loss), net of taxes	(2,402)	(2,171)	(231)	10.6%
COMPREHENSIVE INCOME	$97,008	$104,313	$(7,305)	-7.0%

Premium earned, net in the current period includes premium written over the past 12 months and any changes in rates or policy count during that time. Premiums earned, net were $632.4 million for the year ended December 31, 2016, compared to $504.0 million for the year ended December 31, 2015. The increase in net earned premiums of $128.4 million, or 25.5%, includes an increase in direct earned premiums of $84.4 million and a decrease in ceded earned premiums of $44.0 million. The increase in direct earned premium includes organic growth in all states during 2016 as well as rate changes that took effect over the past twelve months. Direct written premiums increased $71.2 million or 8.1% which was made up of an increase in Florida business of $42.9 million or 5.3% over the prior year and direct written premiums in other states increased $28.3 million or 43.0% over the prior year.

Our reinsurance programs run from June 1 to May 31 of the following year. In June 2015, we eliminated quota share reinsurance on a cut off basis. Ceded earned quota share premiums in 2015 were $97.5 million and none in 2016 as a result of the termination of the quota share. Ceded earned premiums relating to our catastrophe reinsurance program were $235.3 million in 2015 compared to $288.8 million in 2016. The increase in the ceded earned premiums relating to our catastrophe reinsurance program relate to coverage and limit improvements over 2015.

Net investment income was $9.5 million for the year ended December 31, 2016, an increase of 85.1%, compared to $5.2 million for the year ended December 31, 2015. The increase in net investment income of $4.4 million is principally the result of increases in our fixed income investment portfolio fueled by cash flows generated from operations and actions taken to increase yield by investing these new funds along with maturities in higher yield securities while maintaining high credit quality. Total average investments were $592.6 million during the year ended December 31, 2016 compared to $470.4 million in the same period in 2015.

We sold investment securities available for sale during the year ended December 31, 2016 resulting in a net realized gain of $2.3 million compared to a net realized gain of $1.1 million during the year ended December 31, 2015.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the year ended December 31, 2016 commission revenue was $17.7 million, compared to $14.9 million for the year ended December 31, 2015. The increase in commission revenue of $2.9 million, or 19.3%, was the result of overall changes in the structure of the reinsurance programs in effect during the year ended December 31, 2016, compared to the year ended December 31, 2015, including an increase in our exposures covered by reinsurance.

Policy fees for the year ended December 31, 2016, were $16.9 million compared to $15.4 million for the same period in 2015. The increase of $1.4 million, or 9.3%, was the result of an increase in policies written during the year ended December 31, 2016 compared to the same period in 2015.

Other revenue for the year ended December 31, 2016 was $6.4 million compared to $6.0 million for the same period in 2015. Other revenue represents revenue from policy installment fees, premium financing and other miscellaneous income. The increase of $406 thousand, or 6.7% reflects an increase in the number of policies written during the year ended December 31, 2016 compared to the same period in 2015 and consumer behavior underlying the composition of our insurance portfolio.

Losses and LAE, net of reinsurance were $301.2 million for the year ended December 31, 2016 compared to $187.7 million for the same period in 2015 as follows:

	For the Year Ended December 31, 2016
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$921,227		$288,811		$632,416
Loss and loss adjustment expenses:
Loss and loss adjustment expenses	$251,636	27.3%	$(3,493)	-1.2%	$255,129	40.3%
Weather events*	51,400	5.6%	5,300	1.8%	46,100	7.3%
Total loss and loss adjustment expenses	$303,036	32.9%	$1,807	0.6%	$301,229	47.6%

	For the Year Ended December 31, 2015
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$836,792		$332,793		$503,999

Total Loss and loss adjustment expenses	$214,491	25.6%	$26,752	8.0%	$187,739	37.2%

       *Includes only weather events beyond expected

See “Item 8— Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

On a direct basis, loss and LAE increased $88.5 million year over year principally as a result of weather events occurring in 2016 ($51.4 million), coupled with increased losses and LAE as a result of increases in premiums earned ($23.0 million) and increased losses and LAE related to the current year. Weather events in 2016 were comprised of a series of severe storms in the first quarter of 2016 and then the impact of two hurricanes in 2016, Hermine in the third quarter and Matthew in the fourth quarter. Ceded losses in 2016 were down $24.9 million principally as a result of the termination of the quota share reinsurance agreement in 2015. As a result of the above, the net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 47.6% and 37.2% during the years ended December 31, 2016 and 2015, respectively.

Each year reserve re-estimates, as described in “Item 8-Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)”, are conducted and the difference between indicated reserves based on new reserve estimates and the previously recorded estimate is recorded and included in “Losses and loss adjustment expenses” in the Consolidated Statements of Income. Reserve re-estimates in 2016 and 2015 resulted in favorable development of $4.7 million and $0.3 million, respectively.

For the year ended December 31, 2016, general and administrative expenses were $221.2 million, compared to $183.8 million for the same period in 2015. The overall net increase in general and administrative expenses of $37.4 million, or 20.3%, includes a $37.5 million increase in acquisitions costs, a $7.0 million increase in other operating costs and a $7.1 million decrease in stock-based compensation. The increase in acquisition and operating costs were incurred to support the increase of policies in force. The increase in acquisition costs also reflects the absence, during 2016, of ceding commission subsequent to the elimination of quota share reinsurance in June 2015. The expense ratio-net or general and administrative expenses as a percentage of net earned premiums, was 35.0% for the year ended December 31, 2016 compared to 36.5% for the same period in 2015. The decrease in the expense ratio resulted from the economies of scale caused by our higher premium volume as compared to the prior period and a reduction in stock-based compensation, partially offset by an increase in net acquisition costs resulting from the absence of ceding commission in 2016.

Income taxes decreased by $5.1 million, or 7.4% primarily as a result of a decrease in income before income taxes. The effective tax rate decreased to 39.0% from 39.2% for the years ended December 31, 2016 and 2015, respectively. See “Item 8—Note 12 (Income Taxes)” for a reconciliation from the statutory income tax rates to our effective tax rates for these periods.

Comprehensive income includes net income and other comprehensive income or loss. The other comprehensive loss for the years ended December 31, 2016 and 2015, reflect after tax changes in fair value of securities held in our portfolio of securities available for sale and reclassification out of cumulative other comprehensive income for securities sold. See “Item 8—Note 14 (Other Comprehensive Income (Loss)).”

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

	(in thousands)
	Years Ended December 31,		Change
	2015	2014	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$883,409	$789,577	$93,832	11.9%
Change in unearned premium	(46,617)	(12,260)	(34,357)	280.2%
Direct premiums earned	836,792	777,317	59,475	7.7%
Ceded premiums earned	(332,793)	(450,440)	117,647	-26.1%
Premiums earned, net	503,999	326,877	177,122	54.2%
Net investment income (expense)	5,155	2,375	2,780	117.1%
Net realized gains (losses) on investments	1,060	5,627	(4,567)	-81.2%
Commission revenue	14,870	14,205	665	4.7%
Policy fees	15,440	13,982	1,458	10.4%
Other revenue	6,020	6,210	(190)	-3.1%
Total premiums earned and other revenues	546,544	369,276	177,268	48.0%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	187,739	123,275	64,464	52.3%
General and administrative expenses	183,782	118,397	65,385	55.2%
Total operating costs and expenses	371,521	241,672	129,849	53.7%
INCOME BEFORE INCOME TAXES	175,023	127,604	47,419	37.2%
Income tax expense	68,539	54,616	13,923	25.5%
NET INCOME	$106,484	$72,988	$33,496	45.9%
Other comprehensive income (loss), net of taxes	(2,171)	(1,459)	(712)	48.8%
COMPREHENSIVE INCOME	$104,313	$71,529	$32,784	45.8%

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

Net investment income was $5.2 million for the year ended December 31, 2015 compared to $2.4 million for the year ended December 31, 2014. Net investment income is generated primarily from our investment portfolio of securities available for sale, short-term investments, cash and cash equivalents, and investment real estate. The increase in net investment income is the result of increases in our investments funded by cash flows from operations and actions taken to rebalance our portfolio. Invested assets increased 27.2% to $689.1 million at December 31, 2015 compared to $541.6 million at December 31, 2014. Also, management rebalanced the fixed maturities (bonds) portfolio by selling lower yielding investments and reinvesting cash and maturities into fixed income investments with longer maturities resulting in an increase in yield.

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

See “Item 8—Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

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

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2016	2015
Fixed maturities	$584,361	$416,083
Equity securities	50,803	42,214
Short-term investments	5,002	25,021
Investment real estate, net	11,435	6,117
Total	$651,601	$489,435

See “Item 8—Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro rata in the future. The increase of $9.7 million to $124.4 as of December 31, 2016 was due primarily to increased reinsurance costs relating to our catastrophe reinsurance program beginning June 1, 2016.

Reinsurance recoverable represents the estimated amount of losses and LAE that are recoverable from reinsurers. The decrease of $22.7 million to $106 thousand as of December 31, 2016 was primarily due to the general wind down of the quota share since it was terminated in June 2015.

Premiums receivable represents amounts receivable from policyholders. The increase in premiums receivable of $2.9 million to $53.8 million as of December 31, 2016 relates to the growth of policies in force over the prior year.

Property and equipment, net increased by $5.1 million to $32.1 million as of December 31, 2016 primarily from the purchases of building improvements and capitalized software.

Income taxes recoverable represent amounts due from Federal and state tax jurisdictions and arise when tax payments exceed taxable income. The tax amount due from Federal income taxes of $5.4 million as of December 31, 2015 was settled with a refund received from the Department of Treasury during 2016. The amount of $3.3 million due from both Federal and state tax jurisdictions as of December 31, 2016 represents estimated payments in excess of amounts due.

Deferred tax assets and liabilities represent temporary differences between GAAP and tax basis of a company's assets and liabilities. During the year ended December 31, 2016 deferred tax assets decreased by $3.2 million primarily due to fluctuations in unrealized gains and losses, deferred policy acquisition costs, and equity based compensation.

See “Item 8 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs, net.

See “Item 8 — Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and loss adjustment expenses decreased $40.3 million to $58.5 million during the year ended December 31, 2016. This reduction was the result of continuing initiatives to expedite claims payments including the ability of our mobile claims teams to rapidly settle certain claims, which we refer to as “Fast Track”.

Unearned premium represents the portion of direct written premium that will be earned pro rata in the future. The increase of $33.4 million to $475.8 million as of December 31, 2016 reflects both organic growth and seasonality of our business as described under “— Overview”.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The decrease of $7.0 million to $17.8 million as of December 31, 2016 reflects the payment pattern of our customers and seasonality of our business as described under “— Overview”.

Reinsurance payable, net increase of $7.3 million to $80.9 million as a result of amounts accrued during 2016 in connection with the Company’s 2016 –2017 reinsurance treaties which we entered into as of June 1, 2016 and unpaid as of year-end.

Long-term debt was reduced by $9.0 million primarily as a result of the cancellation of the Renaissance Re Ventures Ltd. Term Loan. See “– Liquidity and Capital Resources” for further discussion.

See “—Liquidity and Capital Resources” for explanations of changes in common stock, long-term debt and treasury shares.

Additional paid-in-capital increased $11.5 million resulting from the reissuance of treasury shares pursuant to the RenaissanceRe Ventures Ltd. (“RenRe”) sale of UVE common stock of $7.7 million, share-based compensation expense for the year ended December 31, 2016 of $10.3 million and stock option exercises of $0.9 million. This was offset by tax withholdings for share-based compensation of $6.2 million and a tax shortfall for share-based compensation of $1.2 million.

Accumulated other comprehensive income (loss), net of taxes increased to a $6.4 million loss, an increase of $2.4 million loss from the prior year end. This increase reflects the after tax changes in fair value of our investment portfolio’s unrealized losses since December 31, 2015.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of December 31, 2016 was $105.7 million compared to $197.0 million at December 31, 2015. See “Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2016 and 2015. The decrease in cash and cash equivalents was driven by cash flows used for investing and financing activities in excess of those generated from profits and operations. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.

The balance of restricted cash and cash equivalents as of December 31, 2016 and 2015 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As discussed in “Item 8—Note 7 (Long-Term Debt),” UVE entered into a revolving loan agreement and related revolving loan “(DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in March 2013, which was most recently amended in July 2015. The DB Loan makes available to UVE an unsecured line of credit in an aggregate amount not to exceed $15 million. Draws under the DB Loan have a maturity date of July 31, 2017 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UVE. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. As of December 31, 2016, UVE was in compliance with all such covenants, and no amounts have been drawn under this unsecured line of credit.

In May 2013, UVE also entered into a $20 million unsecured term loan agreement and related term loan (“Term Loan”) with RenRe Ventures also discussed in “Item 8—Note 7 (Long-Term Debt).” The Term Loan provided an interest rate of 50 basis points per annum and matured on the earlier of May 23, 2016, or the date that all principal under the Term Loan was prepaid or deemed paid in full. The Term Loan was amortized over the three-year term and UVE could elect to prepay the loan without penalty. The Term Loan contained certain covenants and restrictions applicable while amounts were outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. On April 28, 2016, the Company repaid the Term Loan in connection with the sale of $10 million of UVE common stock to RenRe. Refer to “Item 8 — Note 7 (Long-Term Debt) and Note 8 (Stockholder’ Equity)” for details on the cancellation of the Term Loan.

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

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to Universal Insurance Holding Company of Florida (“UVECF”) without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the years ended December 31, 2016 and 2015, the Insurance Entities did not pay dividends to UVECF.

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

The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs and for losses that otherwise are not covered by the reinsurance programs, which could have a material adverse effect on either the Insurance Entities or our business, financial condition, results of operations and liquidity.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2016, we had total capital of $386.2 million, comprised of stockholders’ equity of $371.2 million and total long term debt of $15.0 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 3.9% and 4.0%, respectively, at December 31, 2016. At December 31, 2015, we had total capital of $317.2 million, comprised of stockholders’ equity of $293.1 million and total long term debt of $24.1 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 7.6% and 8.2%, respectively, at December 31, 2015.

The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2016, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities’ reported and respective total adjusted capital was in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premium of 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2016, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. At December 31, 2016, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus was in excess of regulatory requirements for both UPCIC and APPCIC.

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

During the year ended December 31, 2016, we repurchased an aggregate of 441,036 shares of UVE’s common stock in the open market. Also see“Part II, Item 5 — Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended December 31, 2016.

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

On November 15, 2016, we declared a cash dividend of $0.27 per share on our outstanding common stock which was paid on December 12, 2016 to shareholders of record at the close of business on December 1, 2016.

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

	Year Ended December 31,
	2016	2015	2013
Balance at beginning of year	$98,840	$134,353	$159,222
Less: Reinsurance recoverable	(13,540)	(47,350)	(68,584)
Net balance at beginning of year	85,300	87,003	90,638
Incurred (recovered) related to:
Current year	305,919	188,040	124,011
Prior years	(4,690)	(301)	(736)
Total incurred	301,229	187,739	123,275
Paid related to:
Current year	229,761	123,952	73,981
Prior years	98,380	65,490	52,929
Total paid	328,141	189,442	126,910

Net balance at end of year	58,388	85,300	87,003
Plus: Reinsurance recoverable	106	13,540	47,350
Balance at end of year	$58,494	$98,840	$134,353

During 2016 reserves for unpaid losses and loss adjustment expenses were reduced by 40.8% from $98.8 million as of December 31, 2015 to $58.5 million as of December 31, 2016. This reduction was the result of continuing initiatives to expedite claims payments including the ability of our mobile claims teams to rapidly settle certain claims, referred to as “Fast Track.”

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses that may arise from incidents reported and IBNR. Our carried reserves as of December 31, 2016 were confirmed by our year end independent actuarial analysis and are in excess of their point or central estimate of their findings. Our annual actuarial process includes two reviews during the year by our independent actuarial firm. We use these external reviews to confirm data and emerging trends to observed changes. The actuarial process, including the external independent reviews, results in re-estimates of carried reserves for both current and prior accident years. See “Item 7- (Liability for Unpaid Losses and LAE)” and “Item 8 - Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a further discussion of the actuarial estimation process used for loss and LAE reserving. As a result of the ongoing actuarial process, reserves for the current accident year were strengthened in the fourth quarter to align with 2016 full year actuarial loss estimates and the impact of weather events that occurred in 2016. Re-estimates of prior accident years ultimate losses and LAE were performed during the year and changes resulting in both favorable and unfavorable development were recorded. We believe the changes we have made in adjudicating and settling claims are conservatively reflected in the actuarial process. We will continue to validate our actuarial process as the benefits of our accelerated claims settlement process become more apparent. The cumulative redundancy or deficiency in prior year reserve changes is reflected in the chart above.

The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2016	2015
Unpaid Loss and LAE, net	$63,699	$42,112
IBNR loss and LAE, net	(5,311)	43,188
Total unpaid loss and LAE, net	$58,388	$85,300

Reinsurance recoverable on unpaid loss and LAE	$856	$8,455
Reinsurance recoverable on IBNR loss and LAE	(750)	5,085
Total reinsurance recoverable on unpaid loss and LAE	$106	$13,540

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

The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2016	2015
Loss Ratio (1)
UPCIC	50%	41%
APPCIC	30%	19%
Expense Ratio (1)
UPCIC	36%	34%
APPCIC	55%	55%
Combined Ratio (1)
UPCIC	86%	75%
APPCIC	85%	74%

(1)

The ratios are net of reinsurance, including catastrophe reinsurance premiums which comprise a significant cost, and inclusive of LAE. The expense ratio includes management fees and commissions, including a markup, paid to an affiliate of the Insurance Entities in the amount of $78.0 million and $70.7 million for UPCIC for the years ended December 31, 2016 and 2015, respectively and $0.7 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively for APPCIC. The management fees and commissions paid to the affiliate are eliminated in consolidation.

Ratings

The Insurance Entities’ financial strength is rated by a rating agency to measure the Insurance Entities’ ability to meet their financial obligations to its policyholders. The agency maintains a letter scale Financial Stability Rating® system ranging from A” (A double prime) to L (licensed by state regulatory authorities).

In November 2016, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The ratings of the Insurance Entities are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in the company, including holders of the company’s common stock, and are not recommendations to buy, sell or hold securities. See “Item 1A—Risk Factors—A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.”

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of December 31, 2016 (in thousands):

		Less than			Over 5
	Total	1 year	1-3 years	3-5 years	years
Unpaid losses and LAE, direct (1)	$58,494	$37,436	$16,905	$3,042	$1,111
Long-term debt	15,512	1,691	4,937	3,176	5,708
Total contractual obligations	$74,006	$39,127	$21,842	$6,218	$6,819

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2016.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance intended to reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance will apply to: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, 6) distributions received from equity method investments, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. The guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

Market risk is the potential for economic losses due to adverse changes in fair value of financial instruments. We carry all of our investments at market value in our statement of financial condition. Our investment portfolio as of December 31, 2016, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices.

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

The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for investments available for sale as of the dates presented (in thousands):

	December 31, 2016
	Amortized Cost								Fair Value
	2017	2018	2019	2020	2021	Thereafter	Other (1)	Total	Total
Fixed income investments	$48,919	$46,183	$84,855	$41,500	$57,071	$88,861	$229,072	$596,461	$589,363
Weighted average interest rate	2.03%	2.41%	1.87%	2.15%	2.26%	4.53%	2.96%	2.79%	2.78%

	December 31, 2015
	Amortized Cost								Fair Value
	2016	2017	2018	2019	2020	Thereafter	Other (1)	Total	Total
Fixed income investments	$57,229	$53,023	$78,272	$61,659	$30,634	$86,605	$76,212	$443,634	$441,104
Weighted average interest rate	1.12%	2.09%	1.65%	1.70%	1.93%	3.23%	1.65%	1.96%	1.95%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the fixed maturities. The fixed income investments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock, mortgage-backed and asset-backed securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity investments in our available for sale portfolio at December 31, 2016 was 3.6 years.

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

The following table provides information about the investments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2016		December 31, 2015
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$93	0.2%	$10,762	25.5%
Mutual funds	50,710	99.8%	31,452	74.5%
Total equity securities	$50,803	100.0%	$42,214	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2016 and 2015 would have resulted in a decrease of $10.2 million and $8.4 million, respectively, in the fair value of those securities.

Item 8.	Financial Statements and supplementary data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016.  We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC

Chicago, Illinois

February 23, 2017

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$105,730	$197,014
Restricted cash and cash equivalents	2,635	2,635
Fixed maturities, at fair value	584,361	416,083
Equity securities, at fair value	50,803	42,214
Short-term investments, at fair value	5,002	25,021
Investment real estate, net	11,435	6,117
Prepaid reinsurance premiums	124,385	114,673
Reinsurance recoverable	106	22,853
Premiums receivable, net	53,833	50,980
Other receivables	5,824	4,979
Property and equipment, net	32,162	27,065
Deferred policy acquisition costs, net	64,912	60,019
Income taxes recoverable	3,262	5,420
Deferred income tax asset, net	10,674	13,912
Other assets	4,883	4,563
Total assets	$1,060,007	$993,548
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$58,494	$98,840
Unearned premiums	475,756	442,366
Advance premium	17,796	24,813
Accounts payable	3,187	378
Reinsurance payable, net	80,891	73,585
Other liabilities and accrued expenses	37,665	36,424
Long-term debt	15,028	24,050
Total liabilities	688,817	700,456

Commitments and Contingencies (Note 15)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	453	455
Authorized shares - 55,000
Issued shares - 45,324 and 45,525
Outstanding shares - 35,052 and 35,110
Treasury shares, at cost - 10,272 and 10,415	(86,982)	(80,802)
Additional paid-in capital	82,263	70,789
Accumulated other comprehensive income (loss), net of taxes	(6,408)	(4,006)
Retained earnings	381,864	306,656
Total stockholders' equity	371,190	293,092
Total liabilities and stockholders' equity	$1,060,007	$993,548

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$954,617	$883,409	$789,577
Change in unearned premium	(33,390)	(46,617)	(12,260)
Direct premium earned	921,227	836,792	777,317
Ceded premium earned	(288,811)	(332,793)	(450,440)
Premiums earned, net	632,416	503,999	326,877
Net investment income (expense)	9,540	5,155	2,375
Net realized gains (losses) on investments	2,294	1,060	5,627
Commission revenue	17,733	14,870	14,205
Policy fees	16,880	15,440	13,982
Other revenue	6,426	6,020	6,210
Total premiums earned and other revenues	685,289	546,544	369,276
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	301,229	187,739	123,275
General and administrative expenses	221,177	183,782	118,397
Total operating costs and expenses	522,406	371,521	241,672
INCOME BEFORE INCOME TAXES	162,883	175,023	127,604
Income tax expense	63,473	68,539	54,616
NET INCOME	$99,410	$106,484	$72,988
Basic earnings per common share	$2.85	$3.06	$2.17
Weighted average common shares outstanding - Basic	34,919	34,799	33,569
Diluted earnings per common share	$2.79	$2.97	$2.08
Weighted average common shares outstanding - Diluted	35,650	35,884	35,150
Cash dividend declared per common share	$0.69	$0.63	$0.55

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2016	2015	2014
Net income	$99,410	$106,484	$72,988
Other comprehensive income (loss)	(2,402)	(2,171)	(1,459)
Comprehensive income (loss)	$97,008	$104,313	$71,529

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(in thousands)

							Accumulated
	Common	Preferred	Common	Preferred	Additional		Other		Total
	Shares	Shares	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Issued	Issued	Amount	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2013	43,641	30	$436	$—	$42,282	$168,734	$(376)	$(35,467)	$175,609
Stock option exercises	1,900	—	19	—	9,347	—	—	(15,402)	(6,036)
Grants and vesting of restricted stock	950	—	10	—	(10)	—	—	(11,545)	(11,545)
Conversion of preferred stock	65	(18)	1	—	(1)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(29,736)	(29,736)
Treasury shares reissued	—	—	—	—	(3,050)	—	—	3,050	—
Retirement of treasury shares	(1,787)	—	(18)	—	(26,929)	—	—	26,947	—
Share-based compensation	—	—	—	—	12,342	—	—	—	12,342
Net income	—	—	—	—	—	72,988	—	—	72,988
Change in net unrealized gains (losses) (1)	—	—	—	—	—	—	(1,459)	—	(1,459)
Excess tax benefit (shortfall), net (2)	—	—	—	—	7,006	—	—	—	7,006
Declaration of dividends	—	—	—	—	—	(19,253)	—	—	(19,253)
Balance, December 31, 2014	44,769	12	448	—	40,987	222,469	(1,835)	(62,153)	199,916
Stock option exercises	751	—	7	—	3,807	—	—	(8,101)	(4,287)
Grants and vesting of restricted stock	615	—	6	—	(6)	—	—	(7,344)	(7,344)
Purchase of preferred stock	—	(2)	—	—	(256)	—	—	—	(256)
Purchases of treasury stock	—	—	—	—	—	—	—	(18,649)	(18,649)
Reclassification of contingently redeemable common stock to common stock	—	—	—	—	19,000	—	—	—	19,000
Retirement of treasury shares	(610)	—	(6)	—	(15,439)	—	—	15,445	—
Share-based compensation	—	—	—	—	17,386	—	—	—	17,386
Net income	—	—	—	—	—	106,484	—	—	106,484
Change in net unrealized gains (losses) (1)	—	—	—	—	—	—	(2,171)	—	(2,171)
Excess tax benefit (shortfall), net (2)	—	—	—	—	5,310	—	—	—	5,310
Declaration of dividends	—	—	—	—	—	(22,297)	—	—	(22,297)
Balance, December 31, 2015	45,525	10	455	—	70,789	306,656	(4,006)	(80,802)	293,092
Stock option exercises	124	—	1	—	905	—	—	(6,238)	(5,332)
Grants and vesting of restricted stock	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(8,510)	(8,510)
Treasury shares reissued	—	—	—	—	7,670	—	—	2,330	10,000
Retirement of treasury shares	(325)	—	(3)	—	(6,235)	—	—	6,238	—
Share-based compensation	—	—	—	—	10,288	—	—	—	10,288
Net income	—	—	—	—	—	99,410	—	—	99,410
Change in net unrealized gains (losses) (1)	—	—	—	—	—	—	(2,402)	—	(2,402)
Excess tax benefit (shortfall), net (2)	—	—	—	—	(1,154)	—	—	—	(1,154)
Declaration of dividends	—	—	—	—	—	(24,202)	—	—	(24,202)
Balance, December 31, 2016	45,324	10	$453	$—	$82,263	$381,864	$(6,408)	$(86,982)	$371,190

(1)

Represents change in fair value of available for sale investments, net of tax benefit of $1,486 thousand, $1,369 thousand and $916 thousand in years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Excess tax benefit (shortfall) relate to share-based compensation.

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net Income	$99,410	$106,484	$72,988
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	406	611	431
Depreciation and amortization	3,242	2,033	1,194
Amortization of share-based compensation	10,288	17,386	12,342
Amortization of original issue discount on debt	149	521	840
Accretion of deferred credit	(149)	(521)	(840)
Book overdraft increase (decrease)	—	(5,924)	(9,023)
Net realized (gains) losses on investments	(2,294)	(1,060)	(5,627)
Amortization of premium/accretion of discount, net	3,481	1,831	2,116
Deferred income taxes	4,724	(693)	1,118
Excess tax (benefits) shortfall from share-based compensation	1,154	(5,310)	(7,006)
Other	31	42	19
Net change in assets and liabilities relating to operating activities:
Restricted cash and cash equivalents	—	—	(35)
Prepaid reinsurance premiums	(9,712)	75,832	50,709
Reinsurance recoverable	22,747	32,334	52,660
Reinsurance receivable, net	167	7,115	(7,265)
Premiums receivable, net	(3,249)	(385)	(4,911)
Accrued investment income	(1,514)	(298)	(230)
Other receivables	1,087	(1,783)	12
Income taxes recoverable	1,004	255	2,477
Deferred policy acquisition costs, net	(4,893)	(34,359)	(9,761)
Other assets	(320)	(750)	(740)
Unpaid losses and loss adjustment expenses	(40,346)	(35,513)	(24,869)
Unearned premiums	33,390	46,618	12,260
Accounts payable	2,809	(3,743)	680
Reinsurance payable, net	7,306	7,519	(20,166)
Income taxes payable	—	3,510	6,239
Other liabilities and accrued expenses	(505)	625	2,774
Advance premium	(7,017)	6,894	(5,040)
Net cash provided by (used in) operating activities	121,396	219,271	123,346
Cash flows from investing activities:
Proceeds from sale of property and equipment	36	86	84
Purchases of property and equipment	(8,223)	(11,869)	(9,267)
Payments to acquire a business	—	(1,000)	—
Purchases of equity securities	(66,688)	(65,038)	(116,541)
Purchases of fixed maturities	(320,131)	(178,198)	(106,885)
Purchases of short-term investments	—	(87,538)	(50,000)
Purchases of investment real estate, net	(5,496)	(6,220)	—
Proceeds from sales of equity securities	60,558	41,456	163,981
Proceeds from sales of fixed maturities	86,018	38,379	17,153
Proceeds from sales of short-term investments	—	12,500	—
Maturities of fixed maturities	54,615	74,390	24,287
Maturities of short-term investments	25,000	100,000	—
Net cash provided by (used in) investing activities	(174,311)	(83,052)	(77,188)
Cash flows from financing activities:
Preferred stock dividend	(10)	(10)	(13)
Common stock dividend	(24,192)	(22,287)	(19,240)
Issuance of common stock	119	511	73
Purchase of treasury stock	(8,510)	(18,649)	(29,736)
Sale of treasury stock	2,965	—	—
Purchase of preferred stock	—	(256)	—
Proceeds received from issuance of contingently redeemable common stock	—	—	19,000
Payments related to tax withholding for share-based compensation	(5,451)	(12,141)	(17,655)
Excess tax benefits (shortfall) from share-based compensation	(1,154)	5,310	7,006
Repayment of debt	(2,136)	(8,470)	(7,471)
Borrowings under promissory note	—	1,390	—
Net cash provided by (used in) financing activities	(38,369)	(54,602)	(48,036)
Net increase (decrease) in cash and cash equivalents	(91,284)	81,617	(1,878)
Cash and cash equivalents at beginning of period	197,014	115,397	117,275
Cash and cash equivalents at end of period	$105,730	$197,014	$115,397
Supplemental cash and non-cash flow disclosures:
Interest paid	$421	$963	$1,486
Income taxes paid	$63,378	$65,383	$44,769
Income tax refund	$5,633	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations, Basis of Presentation and Consolidation

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”), is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in fourteen states as of December 31, 2016, including Florida, which comprises the vast majority of the Company’s in-force policies. See “— Note 5 (Insurance Operations),” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers or reinsurance programs placed by the Insurance Entities, policy fees collected from policyholders by our wholly-owned managing general agency subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the accounts of UVE and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

To conform to current period presentation, certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified. Such reclassifications were of an immaterial amount and had no effect on net income or stockholders’ equity.

Consolidated Statement of Cash Flows – Additional Disclosure

As discussed in “—Note 8 (Stockholders’ Equity)”, in April 2016 the Company entered into a Purchase and Exchange Agreement with RenaissanceRe Ventures Ltd. pursuant to which the Company sold an aggregate of 583,771 shares of UVE common stock at a price of $17.13 per share for a total consideration of $10 million of which $7.035 million represents cancellation of outstanding indebtedness, non-cash portion, and the balance of $2.965 million was received in cash. The non-cash portion of the transaction has been excluded from the consolidated statement of cash flows.

Use of Estimates

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

Investment Real Estate. Investment real estate is recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Real estate taxes, interest and other costs incurred during development and construction of non-income producing properties are capitalized.  Income and expenses from income producing real estate are reported under net investment income. Investment real estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable.

Premiums Receivable. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior experience. As of December 31, 2016 and 2015, the Company had recorded allowances for doubtful accounts in the amounts of $527 thousand and $344 thousand, respectively.

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

Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2016 and 2015.

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

Statutory Accounting. UPCIC and APPCIC prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”). The FLOIR requires that insurance companies domiciled in Florida prepare their statutory financial statements in accordance with the Manual (the “Manual”), as modified by the FLOIR.

Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2016 and 2015 and the results of operations and cash flows, for the years ended December 31, 2016, 2015 and 2014, have been determined in accordance with statutory accounting principles, but adjusted to GAAP for purposes of these financial statements. The statutory accounting principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants and, consequently, differ in some respects from GAAP.

New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued guidance addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The guidance is effective for annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company adopted this guidance effective January 1, 2016. The adoption of this guidance results in additional disclosures but did not impact the Company’s results of operations, financial position or liquidity.

NOTE 3 – INVESTMENTS

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$74,937	$—	$(670)	$74,267
Corporate bonds	192,328	402	(1,300)	191,430
Mortgage-backed and asset-backed securities	216,679	135	(2,038)	214,776
Municipal bonds	94,794	130	(3,727)	91,197
Redeemable preferred stock	12,723	125	(157)	12,691
Equity Securities:
Common stock	214	—	(121)	93
Mutual funds	53,900	407	(3,597)	50,710
Short-term investments	5,000	2	—	5,002
Total	$650,575	$1,201	$(11,610)	$640,166

	December 31, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$126,209	$—	$(867)	$125,342
Corporate bonds	126,421	137	(1,041)	125,517
Mortgage-backed and asset-backed securities	151,328	97	(1,265)	150,160
Redeemable preferred stock	9,665	429	(29)	10,065
Other	5,000	—	(1)	4,999
Equity Securities:
Common stock	10,991	15	(244)	10,762
Mutual funds	35,221	5	(3,774)	31,452
Short-term investments	25,011	10	—	25,021
Total	$489,846	$693	$(7,221)	$483,318

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

	December 31, 2016		December 31, 2015
		% of Total		% of Total
Comparable Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$131,260	22.3%	$103,097	23.4%
AA	275,480	46.7%	189,600	43.0%
A	107,418	18.2%	83,850	19.0%
BBB	67,263	11.4%	41,408	9.4%
BB and Below	3,444	0.6%	4,261	1.0%
No Rating Available	4,498	0.8%	18,888	4.2%
Total	$589,363	100.0%	$441,104	100.0%

The tables above include comparable credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2016		December 31, 2015
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$110,724	$109,022	$74,353	$73,854
Non-agency	19,408	19,265	10,430	10,183
Asset-backed securities:
Auto loan receivables	37,390	37,429	29,883	29,712
Credit card receivables	38,640	38,568	32,225	31,985
Other receivables	10,517	10,492	4,437	4,426
Total	$216,679	$214,776	$151,328	$150,160

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	December 31, 2016
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	11	$70,453	$(608)	2	$3,504	$(62)
Corporate bonds	116	96,379	(1,219)	4	3,250	(80)
Mortgage-backed and asset-backed securities	73	149,928	(1,923)	5	9,660	(115)
Municipal bonds	69	79,402	(3,726)	—	—	—
Redeemable preferred stock	50	6,340	(158)	—	—	—
Equity securities:
Common stock	1	18	(7)	2	75	(115)
Mutual funds	3	28,020	(774)	2	11,529	(2,823)
Total	323	$430,540	$(8,415)	15	$28,018	$(3,195)

	December 31, 2015
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	10	$121,912	$(690)	2	$3,429	$(177)
Corporate bonds	101	90,717	(927)	6	4,789	(114)
Mortgage-backed and asset-backed securities	51	118,743	(974)	6	13,902	(291)
Redeemable preferred stock	5	764	(29)	—	—	—
Other	1	4,999	(1)	—	—	—
Equity securities:
Common stock	3	8,690	(148)	2	93	(96)
Mutual funds	3	13,192	(374)	1	7,867	(3,400)
Total	174	$359,017	$(3,143)	17	$30,080	$(4,078)

Evaluating Investments in OTTI

As of December 31, 2016, the Company held fixed maturity, equity securities and short-term investments that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity, equity securities and short-term investments, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses for securities available for sale as of December 31, 2016 are other than temporary.

As of December 31, 2016, the Company held approximately $11.6 million equity securities that were in an unrealized loss position twelve months or longer. The unrealized loss on these securities was $2.9 million. Based on our analysis, the company believes each security will recover in a reasonable period of time and the Company has the intent and ability to hold them until recovery. There were no OTTI losses recognized in the periods on the equity portfolio.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	December 31, 2016
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$48,919	$48,920
Due after one year through five years	229,278	228,000
Due after five years through ten years	34,165	33,301
Due after ten years	54,697	51,675
Mortgage-backed and asset-backed securities	216,679	214,776
Perpetual maturity securities	12,723	12,691
Total	$596,461	$589,363

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Years Ended
	December 31,
	2016	2015
Sales proceeds (fair value)	$146,576	$92,335
Gross realized gains	$2,329	$1,553
Gross realized losses	$(35)	$(493)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Fixed maturities	$9,523	$5,642	$3,329
Equity securities	1,414	1,143	988
Short-term investments	75	246	46
Other (1)	734	409	83
Total investment income	11,746	7,440	4,446
Less: Investment expenses (2)	(2,206)	(2,285)	(2,071)
Net investment (expense) income	$9,540	$5,155	$2,375

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	December 31, 2016	December 31, 2015
Income Producing:
Investment real estate	$6,918	$6,220
Less: Accumulated depreciation	(281)	(103)
	6,637	6,117
Non-Income Producing:
Properties under development	4,798	—
Investment real estate, net	$11,435	$6,117

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

The following table presents quota-share cession rates by reinsurance program and the years they were in effect:

Reinsurance Program	Cession Rate
June 2012 - May 2013	45%
June 2013 - May 2014	45%
June 2014 - May 2015	30%
June 2015 - May 2016	0%
June 2016 - May 2017	0%

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2016
		Standard
		and Poor's	Moody's	Due from as of
	AM Best	Rating	Investors	December 31,
Reinsurer	Company	Services	Service, Inc.	2016	2015
Florida Hurricane Catastrophe Fund	n/a	n/a	n/a	$46,364	$42,086
Odyssey Reinsurance Company	A	A-	A3	—	18,742
Total (1)				$46,364	$60,828

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the Year Ended December 31, 2016
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$954,617	$921,227	$303,036
Ceded	(298,523)	(288,811)	(1,807)
Net	$656,094	$632,416	$301,229

	For the Year Ended December 31, 2015
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$883,409	$836,792	$214,491
Ceded	(256,961)	(332,793)	(26,752)
Net	$626,448	$503,999	$187,739

	For the Year Ended December 31, 2014
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$789,577	$777,317	$199,181
Ceded	(399,730)	(450,440)	(75,906)
Net	$389,847	$326,877	$123,275

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2016	2015
Prepaid reinsurance premiums	$124,385	$114,673

Reinsurance recoverable on unpaid losses and LAE	$106	$13,540
Reinsurance recoverable (payable) on paid losses	(1,532)	9,313
Reinsurance receivable, net	186	353
Reinsurance recoverable (payable) and receivable	$(1,240)	$23,206

NOTE 5 – INSURANCE OPERATIONS

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
DPAC, beginning of year	$60,019	$54,603	$54,099
Capitalized Costs	130,243	116,954	108,072
Amortization of DPAC	(125,350)	(111,538)	(107,568)
DPAC, end of year	$64,912	$60,019	$54,603

DRCC, beginning of year	$—	$28,943	$38,200
Ceding Commissions Written	—	(5,276)	64,810
Earned Ceding Commissions	—	(23,667)	(74,067)
DRCC, end of year	$—	$—	$28,943

DPAC (DRCC), net, beginning of year	$60,019	$25,660	$15,899
Capitalized Costs, net	130,243	122,230	43,262
Amortization of DPAC (DRCC), net	(125,350)	(87,871)	(33,501)
DPAC (DRCC), net, end of year	$64,912	$60,019	$25,660

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

In accordance with Florida Statutes, and based on the calculations performed by the Company as of December 31, 2016, UPCIC has the capacity to pay ordinary dividends of $57.7 million during 2017. APPCIC does not have the capacity to pay ordinary dividends during 2017. For the year ended December 31, 2016, no dividends were paid from UPCIC or APPCIC to UVECF. Dividends paid to the shareholders of UVE in 2016 have been paid from the earnings of UVE and its non-insurance subsidiaries.

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

	As of December 31,
	2016	2015
Ten percent of total liabilities
UPCIC	$57,560	$55,928
APPCIC	$464	$463
Statutory capital and surplus
UPCIC	$313,753	$256,987
APPCIC	$17,280	$14,777

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of December 31, 2016. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

Through UVECF, the Insurance Entities’ parent company, UVE recorded capital contributions for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Capital Contributions	$2,000	$—	$—

UVECF made this contribution to APPCIC’s capital in conjunction with APPCIC’s request for FLOIR approval to transact commercial residential insurance products in Florida. The FLOIR granted APPCIC’s request.

UPCIC and APPCIC are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2016, based on calculations using the appropriate NAIC RBC formula, UPCIC’s and APPCIC’s reported total adjusted capital was in excess of the requirements.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2016	2015
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,952	$3,876

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2016	2015
Land	$4,489	$3,987
Building	17,633	17,806
Computers	5,577	5,118
Furniture	1,381	1,284
Automobiles and other vehicles	5,523	5,096
Software	2,035	706
Total	36,638	33,997
Less: Accumulated depreciation	(8,527)	(7,173)
Net of accumulated deprecation	28,111	26,824
Construction in progress	4,051	241
Property and equipment, net	$32,162	$27,065

Depreciation and amortization was $3.1 million, $1.9 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table provides realized gains (losses) on the disposal of property and equipment during the periods presented (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Realized gain (loss) on disposal	$(31)	$(26)	$(19)

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following as of the dates presented (in thousands):

	As of December 31,
	2016	2015
Surplus note	$14,338	$15,809
Term loan	—	6,851
Promissory note	690	1,390
Total	$15,028	$24,050

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC of approximately $14.3 million as of December 31, 2016.

The effective interest rate paid on the surplus note was 1.88%, 2.21% and 2.73% for years ended December 31, 2016, 2015 and 2014, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of $1.5 million were made during each of the years ended December 31, 2016, 2015 and 2014.

UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premiums to surplus of 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2016, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.

Term Loan

On May 23, 2013, UVE entered into a $20 million unsecured term loan agreement and related term note (the “Term Loan”) with RenaissanceRe Ventures Ltd. (“RenRe Ventures”).

The Term Loan provided an interest at the rate of 0.50% per annum and matured on the earlier of May 23, 2016 or the date that all principal under the Term Loan was pre-paid or deemed paid in full. The Term Loan was amortized over the three-year term and UVE could elect whether to prepay the loan without penalty. Principal was paid annually on the anniversary of the closing date in three annual installments and interest was payable in arrears on the same dates as the principal payments. The Term Loan contained financial covenants.

The stated interest rate of the Term Loan of 0.50% was below the Company’s borrowing rate resulting in imputed interest and an original issue discount computed by calculating the present value of the future principal and interest payments which utilized the Company’s borrowing rate. Concurrent with the establishment of the original issue discount, the Company recorded a deferred credit, a component of other liabilities and accrued expenses, for an equal amount against premium payments the Company made in connection with a catastrophe risk-linked transaction contract entered into with RenRe on the same date and with the same maturity date as the Term Loan. The original issue discount was amortized to interest expense over the life of the Term Loan and the deferred credit was amortized as a reduction in insurance expense, a component of general and administrative expenses, over the life of a covered loss index swap with RenRe.

On April 28, 2016, the Company entered into a Purchase and Exchange Agreement with RenRe, pursuant to which the Company sold 583,771 shares of UVE common stock in a private placement to RenRe Ventures at a price of $17.13 per share for total consideration of $10.0 million, which was comprised of $2.965 million in cash and $7.035 million in cancellation of outstanding indebtedness, including accrued interest. See “—Note 8 (Stockholders’ Equity)” for details of the cancellation of the Term Loan.

The following table provides the principal amount and unamortized original issue discount of the Term Loan as of the dates presented (in thousands):

	As of December 31,
	2016	2015
Principal amount	$—	$7,000
Less: Unamortized discount	—	(149)
Term Loan, net of unamortized discount	$—	$6,851

Through the interest rate payment of 0.50% per annum and the amortization of the discount, the effective interest rate on the Term Loan was 5.99%.

Amortization of the original issue discount is included in interest expense, a component of general and administrative expenses, in the Consolidated Statements of Income and was $149 thousand $521 thousand and $840 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Unsecured Line of Credit

On March 29, 2013, UVE entered into a revolving loan agreement and related revolving note (the “DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), which was amended in July 2015. The DB Loan makes available to UVE an unsecured line of credit in an aggregate amount not to exceed $15.0 million. Draws under the DB Loan have a maturity date of July 31, 2017 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UVE. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. As of December 31, 2016, UVE was in compliance with all such covenants. UVE had not drawn any amounts under the unsecured line of credit as of December 31, 2016.

Should UVE default on the DB Loan, it will be prohibited from paying dividends to its shareholders.

Maturities

The following table provides an estimate of principal payments to be made for the amounts due on the surplus note and the Term Loan as of December 31, 2016 (in thousands):

2017	$2,161
2018	1,471
2019	1,471
2020	1,471
2021	1,471
Thereafter	6,983
Total	$15,028

Interest Expense

Interest expense was $0.4 million, $1.0 million, and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Cumulative Convertible Preferred Stock

As of December 31, 2016 and 2015, the Company had shares outstanding of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into shares of Common Stock.

The following table provides certain information for the convertible Series A preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31,
	2016	2015
Shares issued and outstanding	10	10
Conversion factor	2.50	2.50
Common shares resulting if converted	25	25

The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to holders of record of the Company’s Series A Preferred Stock of $10 thousand for each of the years ended December 31, 2016 and 2015.

Common Stock and Contingently Redeemable Common Stock

The following table summarizes the activity relating to shares of the Company’s Common Stock and Contingently Redeemable Common Stock during the periods presented (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2013	43,641	(8,275)	35,366
Conversion of preferred stock	65	—	65
Shares repurchased	—	(2,392)	(2,392)
Treasury shares reissued and classified as contingently redeemable common stock (1)	—	1,000	1,000
Options exercised	1,900	—	1,900
Restricted stock grant	950	—	950
Shares acquired through cashless exercise (2)	—	(1,787)	(1,787)
Shares cancelled	(1,787)	1,787	—
Balance, as of December 31, 2014	44,769	(9,667)	35,102
Shares repurchased	—	(748)	(748)
Options exercised	751	—	751
Restricted stock grant	615	—	615
Shares acquired through cashless exercise (2)	—	(610)	(610)
Shares cancelled	(610)	610	—
Balance, as of December 31, 2015	45,525	(10,415)	35,110
Shares repurchased	—	(441)	(441)
Shares reissued	—	584	584
Options exercised	124	—	124
Shares acquired through cashless exercise (2)	—	(325)	(325)
Shares cancelled	(325)	325	—
Balance, as of December 31, 2016	45,324	(10,272)	35,052

(1)

Privately negotiated transaction at $19.00 per share, subject to holding period restrictions as of December 31, 2014. Subsequent to December 31, 2014, such restrictions were removed and contingently redeemable common stock was reclassified to common stock.

(2)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or restricted stock (as defined in “—Note 9 (Share-Based Compensation)”) vested. These shares have been cancelled by the Company.

In April 2016, the Company sold 583,771 shares of UVE common stock in a private placement to RenRe Ventures at a price of $17.13 per share for total consideration of $10 million, which was comprised of $2.965 million in cash and $7.035 million in cancellation of outstanding indebtedness, including accrued interest. See “—Note 7 (Long-Term Debt)” for details of the Company’s debt structure.

In June 2016, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with the Exchange Act Rule 10b-18 up to $20.0 million of its outstanding shares of common stock through December 31, 2017. UVE repurchased 98,929 shares, at an aggregate price of approximately $2.1 million, pursuant to such repurchase program through December 2016.

During the year ended December 31, 2016, UVE repurchased an aggregate of 441,036 shares of its common stock in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, at a total cost of $8.5 million.

Dividends Declared

The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the Years Ended December 31,
	2016		2015		2014
	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	Amount	Amount	Amount	Amount	Amount	Amount
First Quarter	$0.14	$4,915	$0.12	$4,237	$0.10	$3,464
Second Quarter	$0.14	$4,913	$0.12	$4,283	$0.10	$3,502
Third Quarter	$0.14	4,903	$0.12	$4,275	$0.10	$3,429
Fourth Quarter	$0.27	9,461	$0.27	$9,492	$0.25	$8,845

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

Restrictions limiting the payment of dividends by UVE

UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Long-Term Debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through UVECF. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. Notwithstanding the restriction on the net assets of the Insurance Entities, UVE received distributions from the earnings of its non-insurance consolidated subsidiaries of $46.9 million, $58.2 million and $55.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, UVE made a capital contribution of $2.0 million to one of our Insurance Entities, APPCIC, in conjunction with APPCIC’s plan to begin writing commercial residential products in Florida. There were no capital contributions by UVE to the Insurance Entities during the years ended December 31, 2015 and 2014. The Company prepares and files a consolidated federal tax return for UVE and its consolidated subsidiaries with all GAAP tax related entries recorded on the books of UVE. Since the GAAP tax related entries are not recorded at the subsidiary level, the Company does not have the ability to produce the amount of net assets for each of its subsidiaries in accordance with GAAP.

NOTE 9 – SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Company’s 2009 Omnibus Incentive Plan, as amended (the “Incentive Plan”), 2,518,131 shares remained reserved for issuance and were available for new awards under the Incentive Plan as of December 31, 2016.

Awards under the Incentive Plan may include incentive stock options, non-qualified stock option awards (“Stock Option”), stock appreciation rights, non-vested shares of Common Stock (“Restricted Stock”), restricted stock units, performance share units (“PSUs”), other share-based awards and cash-based incentive awards. Awards under the Incentive Plan may be granted to employees, directors, consultants or other persons providing services to the Company or its affiliates. The Incentive Plan also provides for awards that are intended to qualify as “performance-based compensation” in order to preserve the deductibility of such compensation by the Company under Section 162(m) of the Internal Revenue Code.

The following table provides certain information related to Stock Options, Restricted Stock, and PSUs during the year ended December 31, 2016 (in thousands, except per share data):

	For the Year Ended December 31, 2016
	Stock Options				Restricted Stock		Performance Share Units
		Weighted				Weighted		Weighted
		Average		Weighted		Average		Average
		Exercise	Aggregate	Average		Grant Date	Number	Grant Date
	Number of	Price per	Intrinsic	Remaining	Number of	Fair Value	of Share	Fair Value
	Options	Share (1)	Value	Term	Shares (2)	per Share (1)	Units (2)	per Share (1)
Outstanding as of December 31, 2015	2,269	$13.22			615	$26.04	—	$—
Granted	1,114	19.56			—	—	173	23.18
Forfeited	—	—			n/a	n/a	n/a	n/a
Exercised	(124)	7.29			n/a	n/a	n/a	n/a
Vested	n/a	n/a			(615)	26.04	—	—
Expired	(45)	4.70			n/a	n/a	n/a	n/a
Outstanding as of December 31, 2016	3,214	$15.77	$40,589	5.05	—	$—	173	$23.18
Exercisable as of December 31, 2016	1,249	$11.23	$21,438	2.49

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

(2)	All shares outstanding as of December 31, 2016 are expected to vest.
n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Compensation expense:
Stock options	$3,641	$1,389	$675
Restricted stock	3,433	15,997	11,667
Performance share units	3,214	—	—
Total	$10,288	$17,386	$12,342
Deferred tax benefits:
Stock options	$1,392	$532	$260
Restricted stock	1,312	4,816	83
Performance share units	1,229	—	—
Total	$3,933	$5,348	$343
Realized tax benefits:
Stock options	$724	$5,369	$7,321
Restricted stock	4,326	—	967
Performance share units	—	—	—
Total	$5,050	$5,369	$8,288
Excess tax benefits (shortfall):
Stock options	$642	$5,310	$6,472
Restricted stock	(1,796)	—	534
Performance share units	—	—	—
Total	$(1,154)	$5,310	$7,006
Weighted average fair value per option or share:
Stock option grants	$6.01	$6.34	$3.39
Restricted stock grants	$—	$26.04	$12.88
Performance share unit grants	$23.18	$—	$—
Intrinsic value of options exercised	$1,894	$14,734	$18,979
Fair value of restricted stock vested	$11,319	$17,505	$28,350
Cash received for strike price and tax withholdings	$119	$519	$73
Shares acquired through cashless exercise (1)	325	611	1,787
Value of shares acquired through cashless exercise (1)	$6,238	$15,445	$26,947

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or Restricted Stock vested. These shares have been cancelled by the Company.

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both Stock Options, Restricted Stock, and PSUs (dollars in thousands):

	As of December 31, 2016
	Stock	Restricted	Performance
	Options	Stock	Share Units
Unrecognized expense	$7,854	$—	$786
Weighted average remaining years	1.92	—	1.56

Stock Options

Stock Options granted by the Company generally expire between 5 to 10 years from the grant date and generally vest over a 1 to 3 year service period commencing on the grant date.

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

The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Years Ended December 31,
	2016	2015	2014
Weighted-average risk-free interest rate	1.40%	0.54%	0.48%
Expected term of option in years	5.44	3.38	2.98
Weighted-average volatility	45.2%	44.3%	40.3%
Dividend yield	3.4%	3.4%	3.9%
Weighted average grant date fair value per share	$6.01	$6.34	$3.39

Restricted Stock Grants

Restricted Stock grants are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements and or to provide to those employees with a continued incentive to share in the success of the Company. Restricted Stock generally vests over a three year service period commencing on the grant date.

Performance Share Units

PSUs are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements and to provide to those employees with a continued incentive to share in the success of the Company. Each performance share unit has a value equal to one share of common stock and generally vests over a three year service period commencing on the grant date.

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

The plan titled the “Universal Property & Casualty 401(K) Profit Sharing Plan and Trust” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or loss. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution that does not exceed five percent of their compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2016, 2015 and 2014.

The Company accrued for aggregate contributions of approximately $1.2 million, $1.0 million and $0.8 million to the 401(k) Plan during the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

The following table provides payments made by the Company to related parties for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
SPC Global RE Advisors LLC	$—	$90	$120

There were no amounts due to SPC Global RE Advisors LLC as of December 31, 2015. Payments due to SPC Global RE Advisors LLC were generally made in the month the services were provided.

NOTE 12 – INCOME TAXES

Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$50,645	$61,830	$47,245
State and local	8,105	7,402	7,877
Total current expense (benefit)	58,750	69,232	55,122
Deferred:
Federal	4,106	(775)	(152)
State and local	617	82	(354)
Total deferred expense (benefit)	4,723	(693)	(506)
Income tax expense	$63,473	$68,539	$54,616

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the periods presented (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Expected provision at federal statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Disallowed meals & entertainment	0.3%	0.2%	0.4%
Disallowed compensation	0.4%	1.1%	4.2%
State income tax, net of federal tax benefit	3.2%	3.4%	3.6%
Effect of change in rate	—	0.1%	—
Other, net	0.1%	(0.6%)	(0.4%)
Total income tax expense (benefit)	39.0%	39.2%	42.8%

Deferred income taxes represent the temporary differences between the GAAP and tax basis of the Company’s assets and liabilities and available tax loss and credit carryforwards. As of December 31, 2016 and 2015, the significant components of the Company’s deferred taxes consisted of the following (in thousands):

	As of December 31,
	2016	2015
Deferred income tax assets:
Unearned premiums	$26,861	$25,082
Advanced premiums	1,314	1,859
Unpaid losses and LAE	374	1,105
Regulatory assessments	—	31
Share-based compensation	3,256	5,535
Accrued wages	297	164
Allowance for uncollectible receivables	284	214
Additional tax basis of securities	51	51
Capital loss carryforwards	759	850
Other comprehensive income	3,982	2,521
Other	131	—
Total deferred income tax assets	37,309	37,412
Valuation allowance	(133)	—
Deferred income tax assets, net of valuation allowance	37,176	37,412
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(24,812)	(22,969)
Prepaid expenses	(504)	(456)
Fixed assets	(880)	—
Other	(306)	(75)
Total deferred income tax liabilities	(26,502)	(23,500)
Net deferred income tax asset	$10,674	$13,912

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income and capital gain from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies.

As of December 31, 2016, the Company has state capital loss carryforwards of $8.3 million and $15.3 million for the periods ending December 31, 2012 and 2013, respectively. These state capital loss carryforwards will begin to expire beginning in 2017.

Management believes that it is more likely than not that a portion of the benefit from certain state capital loss carryforwards will not be realized. In recognition of this risk, the company has provided a valuation allowance of $133 thousand on the deferred tax asset relating to the state capital loss carryforward. If management’s assumptions change and we determine the Company will be able to realize these capital loss carryforwards, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2016, will be accounted for as a future reduction in income tax expense and a corresponding increase in equity.

The Company has adopted ASC 740-10-05, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 provides a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s policy is to classify interest and penalties related to unrecognized tax positions in its provision for income taxes. As of December 31, 2016, 2015 and 2014, we have determined that no uncertain tax liabilities are required.

The Company filed a consolidated federal income tax return for the fiscal years ended December 31, 2015, 2014 and 2013 and intends to file the same for the year ended December 31, 2016. The tax allocation agreement between the Company and the Insurance Entities provide that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a GAAP basis.

During 2015, the Company amended its 2010 federal tax return which resulted in a decrease to the 2013 Capital Loss carryforward and offsetting refund of approximately $5.6 million. As of December 31, 2016 the Company has recovered this refund.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2013 through 2015 tax years are still subject to examination in the U.S. Various state jurisdiction tax years remain open to examination. The Company has concluded its 2012 IRS examination, the results of which yielded no material change.

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from exercises of stock options, vesting of restricted stock, vesting of performance share units, and conversion of preferred stock.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Numerator for EPS:
Net income	$99,410	$106,484	$72,988
Less: Preferred stock dividends	(10)	(10)	(13)
Income available to common stockholders	$99,400	$106,474	$72,975
Denominator for EPS:
Weighted average common shares outstanding	34,919	34,799	33,569
Plus: Assumed conversion of share-based compensation (1)	706	1,056	1,535
Assumed conversion of preferred stock	25	29	46
Weighted average diluted common shares outstanding	35,650	35,884	35,150
Basic earnings per common share	$2.85	$3.06	$2.17
Diluted earnings per common share	$2.79	$2.97	$2.08
Weighted average number of antidilutive shares	1,583	311	64

(1)	Represents the dilutive effect of unvested Restricted Stock, unvested Performance Share Units, and unexercised Stock Options.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods presented (in thousands):

	Years Ended December 31,
	2016			2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$(1,594)	(609)	$(985)	$(2,480)	$(963)	$(1,517)	$3,252	$1,255	$1,997
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(2,294)	(877)	(1,417)	(1,060)	(406)	(654)	(5,627)	(2,171)	(3,456)
Net current period other comprehensive income (loss)	$(3,888)	$(1,486)	$(2,402)	$(3,540)	$(1,369)	$(2,171)	$(2,375)	$(916)	$(1,459)

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income
Details about Accumulated Other	Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2016	2015	2014	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$2,294	$1,060	$5,627	Net realized gains (losses) on investments
	(877)	(406)	(2,171)	Income taxes, current
	$1,417	$654	$3,456	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

Lawsuits are filed against the Company from time to time. Many of these lawsuits involve claims under policies that we underwrite and reserve for as an insurer. We believe that the resolution of these claims will not have a material adverse effect on our financial condition or results of operations. We are also involved in various legal proceedings and litigation unrelated to claims under our policies that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition or results of operations. The Company contests liability and/or the amount of damages as appropriate in each pending matter.

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

Other

In 2014, UVE entered into a letter agreement with Ananke Catastrophe Investment Ltd., an affiliate of Nephila Capital Ltd., that calls for a minimum annual spend of $5 million towards covered loss index swaps during the period from June 1, 2016 through May 31, 2025, of which UVE incurred $900 thousand towards that minimum annual spend through December 31, 2016. UVE has an annual spend remaining of $4.1 million towards covered loss index swaps by May 31, 2017.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$74,267	$—	$74,267
Corporate bonds	—	191,430	—	191,430
Mortgage-backed and asset-backed securities	—	214,776	—	214,776
Municipal bonds	—	91,197	—	91,197
Redeemable preferred stock	—	12,691	—	12,691
Equity securities:
Common stock	93	—	—	93
Mutual funds	50,710	—	—	50,710
Short-term investments	—	5,002	—	5,002
Total assets accounted for at fair value	$50,803	$589,363	$—	$640,166

	Fair Value Measurements
	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$125,342	$—	$125,342
Corporate bonds	—	125,517	—	125,517
Mortgage-backed and asset-backed securities	—	150,160	—	150,160
Redeemable preferred stock	—	10,065	—	10,065
Other	—	4,999	—	4,999
Equity securities:
Common stock	10,762	—	—	10,762
Mutual funds	31,452	—	—	31,452
Short-term investments	—	25,021	—	25,021
Total assets accounted for at fair value	$42,214	$441,104	$—	$483,318

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2016		2015
		(Level 3)		(Level 3)
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Liabilities (debt):
Surplus note	$14,338	$13,282	$15,809	$14,166
Term loan	$—	$—	$6,851	$6,851
Promissory note	$690	$690	$1,390	$1,390

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

NOTE 17 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Set forth in the following tables is information about unpaid losses and loss adjustment expenses as of December 31, 2016, net of reinsurance, as well as cumulative claim counts and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the liability for unpaid losses and LAE (in thousands).

The information about unpaid losses and loss adjustment expenses for the years ended December 31, 2012 to 2015, is presented as supplementary information and is unaudited.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance							As of December 31, 2016
							Total of Incurred-
							but-Not-Reported
For the Years Ended December 31,							Liabilities Plus
Accident Year		2012*	2013*	2014*	2015*	2016	Expected Development (Redundancy) on Reported Claims	Cumulative Number of Reported Claims
2012	*	$109,073	$102,118	$101,888	$99,517	$95,727	$(3,399)	24,272
2013	*		100,111	96,993	96,012	88,493	(7,650)	20,415
2014	*			111,739	118,289	112,251	(9,947)	22,347
2015	*				170,381	187,431	(10,114)	26,502
2016						269,814	13,321	35,690
					Total	$753,716
*UNAUDITED

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

For the Years Ended December 31,
Accident Year		2012*	2013*	2014*	2015*	2016
2012	*	$54,155	$89,039	$94,817	$97,962	$98,510
2013	*		61,117	88,843	93,489	95,059
2014	*			69,703	112,059	119,798
2015	*				115,328	191,481
2016						204,122
					Total	$708,970

All outstanding liabilities before 2012, net of reinsurance*						381

Liabilities for claims and claim adjustment expenses, net of reinsurance						$45,127
*UNAUDITED

Set forth is the following reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated Balance Sheet as of December 31, 2016 (in thousands):

December 31, 2016
Liabilities for unpaid claims and claim
adjustment expenses, net of reinsurance	$45,127
Reinsurance recoverable on unpaid claims	106
Unallocated claims adjustment expenses and other	13,261
Total gross liability for unpaid claims and claim
adjustment expense	$58,494

Set forth is the supplementary information about average historical claims duration as of December 31, 2016:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
	64.0%	14.6%	8.7%	5.6%	3.5%

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$98,840	$134,353	$159,222
Less: Reinsurance recoverable	(13,540)	(47,350)	(68,584)
Net balance at beginning of period	85,300	87,003	90,638

Incurred (recovered) related to:
Current year	305,919	188,040	124,011
Prior years	(4,690)	(301)	(736)
Total incurred	301,229	187,739	123,275

Paid related to:
Current year	229,761	123,952	73,981
Prior years	98,380	65,490	52,929
Total paid	328,141	189,442	126,910

Net balance at end of period	58,388	85,300	87,003
Plus: Reinsurance recoverable	106	13,540	47,350
Balance at end of year	$58,494	$98,840	$134,353

Basis for estimating liabilities for unpaid claims and claim adjustment expenses

The company establishes a liability to provide for the estimated unpaid portion of the costs of paying losses LAE under insurance policies the Insurance Entities have issued. Predominately all of the company’s claims relate to the company’s core product, homeowner’s insurance and the various policy forms in which it is available. The liability for unpaid losses and LAE consists of the following:

•	Case reserves, which are the reserves established by the claims examiner on reported claims
•	Incurred but not reported (“IBNR”), which are anticipated losses expected to be reported to the company and development of reported claims
•	LAE, which are the estimated expenses associated with the settlement of case reserves and IBNR

Underwriting results are significantly influenced by the company’s practices in establishing its estimated liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to ultimately settle all current and future claims and LAE on claims occurring during the policy coverage period each year as of the financial statement date.

Characteristics of Reserves

The liability for unpaid losses and LAE, also known as reserves, are established based on estimates of the ultimate future amounts needed to settle claims, either known or unknown, less losses that have been paid to date. Claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. The company’s claim settlement data suggests that homeowners’ property losses have an average settlement time of less than one year, while homeowners’ liability losses generally take longer.

Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims, including consideration for anticipated subrogation recoveries that will offset future loss payments. The company updates reserve estimates periodically as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve re-estimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as losses and LAE in the Consolidated Statements of Income in the period such changes are determined. Estimating the ultimate cost of losses and LAE is an inherently uncertain and complex process involving a high degree of subjective judgment and is subject to the interpretation and usage of numerous uncertain variables as discussed further below.

Reserves for losses and LAE are determined in three primary sectors. These sectors are (1) the estimation of reserves for Florida non-catastrophe losses, (2) hurricane losses, and (4) non-Florida non-catastrophe losses and any other losses. Evaluations are performed for gross loss, LAE and subrogation separately, and on a net and direct basis for each sector. The analyses for non-catastrophe losses are further separated into data groupings of like exposure or type of loss. These groups are property damage on homeowner policy forms HO-3 and HO-8 combined, property damage on homeowner policy forms HO-4 and HO-6 combined, property damage on dwelling fire policies, sinkhole claims, water damage claims and all liability exposures combined. Although our analysis is looked at in these three sectors, these sectors are aggregated into the single tables noted above due to the analogous nature of the product and similar claim settlement traits.

As claims are reported, the claims department establishes an estimate of the liability for each individual claim called case reserves. For certain liability claims of sufficient size and complexity, the field adjusting staff establishes case reserve estimates of ultimate cost, based on their assessment of facts and circumstances related to each individual claim. For other claims which occur in large volumes and settle in a relatively short time frame, it is not practical or efficient to set case reserves for each claim, and an initial case reserve of $2,500 is set for these claims. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

The Actuarial Methods used to Develop Reserve Estimates

Reserve estimates for both unpaid losses and LAE are derived using several different actuarial estimation methods in order to provide the actuary with multiple predictive viewpoints to consider for each of the sectors discussed above. Each of the methods has merit, because they each provide insight into emerging patterns. These methods are each variations on two primary actuarial techniques: “chain ladder development” techniques and “counts and average” techniques. The “chain ladder development” actuarial technique is an estimation process in which historical payment and reserving patterns are applied to actual paid and/or reported amounts (paid losses, recovered subrogation or LAE plus individual case reserves established by claim adjusters) for an accident period to create an estimate of how losses or recoveries are likely to develop over time. The “counts and average” technique includes an evaluation of historical and projected costs per claim, and late-reported claim counts, for open claims by accident period. An accident period refers to classification of claims based on the date in which the claims occurred, regardless of the date they were reported to the company. These analyses are used to prepare estimates of required reserves for payments or recoveries to be made in the future. Transactions are organized into half-year accident periods for purposes of the reserve estimates. Key data elements used to determine our reserve estimates include historical claim counts, loss and LAE payments, subrogation received, case reserves, earned policy exposures, and the related development factors applicable to this data.

The first method for estimating unpaid amounts for each sector is a chain ladder method called the paid development method. This method is based upon the assumption that the relative change in a given accident period’s paid losses from one evaluation point to the next is similar to the relative change in prior periods’ paid losses at similar evaluation points. In utilizing this method, actual 6-month historical loss activity is evaluated. Successive periods can be arranged to form a triangle of data. Paid-to-Paid (“PTP”) development factors are calculated to measure the change in cumulative paid losses, LAE, and subrogation recoveries, from one evaluation point to the next. These historical PTP factors form the basis for selecting the PTP factors used in projecting the current valuation of losses to an ultimate basis. In addition, a tail factor is selected to account for loss development beyond the observed experience. The tail factor is based on trends shown in the data and consideration of industry loss development benchmarks. Utilization of a paid development method has the advantage of avoiding potential distortions in the data due to changes in case reserving methodology. This method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time, and that there have been no material changes in the rate at which claims have been reported or settled. In instances where changes in settlement rates are detected, the PTP factors are adjusted accordingly, utilizing appropriate actuarial techniques. These adjusted techniques each produce additional development method estimates for consideration.

A second method is the reported development method. This method is similar to the paid development method; however, case reserves are considered in the analysis. Successive periods of reported loss estimates (including paid loss, subrogation recoveries, paid LAE and held case reserves) are organized similar to the paid development method in order to evaluate and select Report-to-Report (“RTR”) development factors. This method has the advantage of recognizing the information provided by current case reserves. Its implicit assumption is that the relative adequacy of case reserves is consistent over time, and that there have been no material changes in the rate at which claims have been reported or settled. In cases where significant reserve strengthening or other changes have occurred, RTR factors are adjusted accordingly, utilizing appropriate actuarial techniques.

A third method is the Bornhuetter-Ferguson (“B-F”) method, which is also utilized for estimating unpaid loss and LAE amounts. Each B-F technique is a blend of chain ladder development methods and an expected loss method, whereby the total reserve estimate equals the unpaid portion of a predetermined expected unpaid ultimate loss projection. The unpaid portion is determined based on assumptions underlying the development methods. As an experience year matures and expected unreported (or unpaid) losses become smaller, the initial expected loss assumption becomes gradually less important. This has the advantage of stability, but it is less responsive to actual results that have emerged. Two parameters are needed in each application of the B-F method: an initial assumption of expected losses and the expected reporting or payment pattern. Initial expected losses for each accident period other than the current year is determined using the estimated ultimate loss ratio from the prior analysis. Initial expected losses for the current year’s accident periods are determined based on trends in historical loss ratios, rate changes, and underlying loss trends. The expected reporting pattern is based on the reported or paid loss development method described above. This method is often used in situations where the reported loss experience is relatively immature or lacks sufficient credibility for the application of other methods.

A fourth method, called the counts and averages method, is utilized for estimates of loss, subrogation and LAE for each Florida sector. In this method, an estimate of unpaid losses or expenses is determined by separately projecting ultimate reported claim counts and ultimate claim severities (cost or recoveries per claim) on open and unreported claims for each accident period. Typically, chain ladder development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the paid and reported development methods above. Estimated ultimate losses are then calculated as the product of the two items. This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates and claims handling fees. In addition, it may provide insight into the drivers of loss experience. For example, this method is utilized for sinkhole losses due to unique settlement patterns that have emerged since the passage of legislation that codified claim settlement practices with respect to sinkhole related claims and subsequent policy form changes we implemented. The method is also important as we implemented our Fast Track Initiative, which is an initiative to settle claims on an accelerated basis. These claims are expected to be reported and settled at different rates and ultimate values than historically observed, requiring a departure from traditional development methodologies.

The implicit assumption of these techniques is that the selected factors and averages combine to form development patterns or severity trends that are predictive of future loss development of incurred claims. In selecting relevant parameters utilized in each estimation method, due consideration is given to how the patterns of development change from one year to the next over the course of several consecutive years of recent history. Furthermore, the effects of inflation and other anticipated trends are considered in the reserving process in order to generate selections that include adequate provisions to estimate the cost of claims that settle in the future. Finally, in addition to paid loss, reported loss, subrogation recoveries, and LAE development triangles, various diagnostic triangles, such as triangles showing historical patterns in the ratio of paid-to-reported losses and closed-to-reported claim counts are prepared. These diagnostic triangles are utilized in order to monitor the stability of various determinants of loss development, such as consistency in claims settlement and case reserving.

Estimates of unpaid losses for hurricane experience are developed using a combination of company-specific and industry patterns, due to the relatively infrequent nature of storms and the high severity typically associated with them. Development patterns and other benchmarks are based on consideration of all reliable information, such as historical events with similar landfall statistics, the range of estimates developed from industry catastrophe models, and claim reporting and handling statistics from our field units. It is common for the company to update its projection of unpaid losses and LAE for a significant hurricane event on a monthly, or even weekly basis, for the first 6-months following an event.

Estimation methods described above each produce estimates of ultimate losses and LAE. Based on the results of these methods, a single estimate (commonly referred to as an actuarial point/central estimate) of the ultimate loss and LAE is selected accordingly for each accident-year claim grouping. Estimated IBNR reserves are determined by subtracting reported losses from the selected ultimate loss, and the paid LAE from the ultimate LAE. The estimated loss IBNR reserves are added to case reserves to determine total estimated unpaid losses. Note that estimated IBNR reserves can be negative for an individual accident-year claim grouping if the selected ultimate loss includes a provision for anticipated subrogation, or if there is a possibility that case reserves are overstated. No case reserves are carried for LAE, therefore the estimated LAE IBNR reserves equal the total estimated unpaid LAE. For each sector, the reserving methods are carried out on both a net and direct basis in order to estimate liabilities accordingly. When selecting a single actuarial point/central estimate on a net basis, careful consideration is given for the reinsurance arrangements that were in place during each accident year, exposure period and segment being reviewed.

How Reserve Estimates are Established and Updated

Reserve estimates are developed for both open claims and unreported claims. The actuarial methods described above are used to derive claim settlement patterns by determining development factors to be applied to specific data elements. Development factors are calculated for data elements such as claim counts reported and settled, paid losses and paid losses combined with case reserves, loss expense payments, and subrogation recoveries. Historical development patterns for these data elements are used as the assumptions to calculate reserve estimates.

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

Reserves are re-estimated periodically by combining historical payment and reserving patterns with current actual results. When actual development of claims reported, paid losses or case reserve changes are different than the historical development pattern used in a prior period reserve estimate, and as actuarial studies validate new trends based on indications of updated development factor calculations, new ultimate loss and LAE predictions are determined. This process incorporates the historic and latest trends, and other underlying changes in the data elements used to calculate reserve estimates. The difference between indicated reserves based on new reserve estimates and the previously recorded estimate of reserves is the amount of reserve re-estimates. The resulting increase or decrease in the reserve re-estimates is recorded and included in “Losses and loss adjustment expenses” in the Consolidated Statements of Income. Total reserve re-estimates conducted in 2016, 2015 and 2014, resulted in favorable development of $4.7 million in 2016, $0.3 million in 2015, and $0.7 million in 2014. The favorable development in 2016 was principally the result of increases in estimated subrogation recoveries.

Claim frequency

The methodology used to determine claim counts is based first around the event and then based on coverage. One event could have one or more claims based on the policy coverage, for example an event could have a claim for the first party coverage and a claim for third party liability regardless of the number of third party claimants. If multiple third party liability claims are reported together they would be counted as one claim.

NOTE 18 – QUARTERLY RESULTS FOR 2016 AND 2015 (UNAUDITED)

The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the Year Ended December 31, 2016
Premiums earned, net	$152,448	$156,461	$159,534	$163,973
Investment income	1,605	2,142	2,304	3,489
Total revenues	164,446	169,802	172,436	178,605
Total expenses	123,347	114,908	128,273	155,878
Net income	25,226	33,647	26,882	13,655
Basic earnings per share	$0.73	$0.96	$0.77	$0.39
Diluted earnings per share	$0.71	$0.94	$0.75	$0.38
For the Year Ended December 31, 2015
Premiums earned, net	$94,360	$112,888	$146,153	$150,598
Investment income	862	1,207	1,307	1,779
Total revenues	103,810	123,591	157,043	162,100
Total expenses	65,787	82,371	109,143	114,220
Net income	22,330	24,704	30,298	29,152
Basic earnings per share	$0.65	$0.71	$0.87	$0.84
Diluted earnings per share	$0.62	$0.69	$0.84	$0.82

Total revenues for each quarter in 2016 exceeded 2015 whereby net income improved only during the first two quarters of 2016 versus 2015. In the fourth quarter of 2016 the company recorded losses and LAE for weather events including Hurricane Matthew which was the principal impact to reduced profitability offset somewhat by lower expense ratio in 2016 versus 2015. Net income for the fourth quarter of 2016 decreased 53.2%, or $15.5 million, to $13.7 million compared to net income of $29.2 in the fourth quarter of 2015. The primary drivers behind the increases in revenue were increased policy and premium counts year over year driven by organic growth in, and outside of Florida and the elimination of quota-share reinsurance in June 2015.

NOTE 19 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2016.

On January 23, 2017, the Company declared a dividend of $ 0.14 per share on its outstanding common stock payable on March 2, 2017, to shareholders of record on February 17, 2017.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by Plante & Moran, PLLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. The auditor’s attestation report on management’s assessment of the Company’s internal control over financial reporting is presented above at “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and which is incorporated herein by reference (the “2017 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding Executive Compensation, reference is made to the 2017 Proxy Statement and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to the 2017 Proxy Statement and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding Certain Relationships and Related Transactions, and Director Independence, reference is made to the 2017 Proxy Statement and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding Principal Accountant Fees and Services, reference is made to the 2017 Proxy Statement and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon filed with this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

ITEM 16.	FORM 10-K SUMMARY

None.

(3)	Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended

3.2	Registrant’s Amended and Restated Bylaws (11)

4.1	Form of Common Stock Certificate (3)

10.1	The Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan (4)

10.2	Non-qualified Stock Option Agreement dated November 12, 2013, by and between Company and Sean P. Downes (13)

10.3	Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (1)

10.4	Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (1)

10.5	Non-qualified Stock Option Agreement dated June 15, 2015, by and between Company and Sean P. Downes (13)

10.6	Non-qualified Stock Option Agreements dated February 29, 2016, by and between Company and Sean P. Downes (14)

10.7	Form of Indemnification Agreement (5)

10.8	Employment Agreement, dated January 12, 2016, by and between the Company and Sean P. Downes (12)

10.9	Employment Agreement, dated January 12, 2016, by and between the Company and Jon W. Springer (12)

10.10	Employment Agreement, dated January 12, 2016, by and between the Company and Stephen J. Donaghy (12)

10.11	Employment Agreement, dated January 12, 2016, by and between Frank Wilcox and the Company (12)

10.12	Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (8)

10.13	Director Services Agreement, dated June 6, 2013, by and between the Company and Darryl L. Lewis (8)

10.14	Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (9)

10.15	Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (2)

10.16	Addendum No. 1 to the Surplus Note between the Company and the State Board of Administration (2)

10.17	Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (2)

10.18	Revolving Loan Agreement, dated March 29, 2013, by and between the Company and Deutsche Bank Trust Company Americas (6)

10.19	Revolving Note, dated March 29, 2013, by the Company in favor of Deutsche Bank Trust Company Americas, in the original principal amount of $10,000,000 (6)

10.20	First Amendment and Consent to Revolving Loan Agreement, dated May 23, 2013, by and between Deutsche Bank Trust Company Americas and the Company (7)

10.21	Director Services Agreement, dated June 5, 2014, by and between the Company and Ralph J. Palmieri (10)

10.22	Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (10)

10.23	Non-qualified Stock Option Agreement dated March 12, 2013, by and between Company and Jon W. Springer (13)

10.24	Non-qualified Stock Option Agreement dated July 8, 2013, by and between Company and Jon W. Springer (13)

10.25	Non-qualified Stock Option Agreements dated February 29, 2016, by and between the Company and Jon W. Springer (14)

10.26	Non-qualified Stock Option Agreement dated November 12, 2013, by and between the Company and Stephen J. Donaghy (13)

10.27	Non-qualified Stock Option Agreement dated March 13, 2015, by and between the Company and Frank C. Wilcox (15)

10.28	Performance Share Unit Agreement dated January 1, 2016, by and between the Company and Sean P. Downes (14)

10.29	Performance Share Unit Agreement dated January 1, 2016, by and between the Company and Jon W. Springer (14)

14	Code of Business Conduct and Ethics (16)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

-------------

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 10, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 10, 2009.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 26, 2012.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with on June 14, 2012.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file on November 15, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 4, 2013

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 24, 2013

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 6, 2013.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-189122) deemed effective on June 6, 2013.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 6, 2014.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 7, 2016.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2016.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2013.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 19, 2016.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed August 5, 2013.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: February 24, 2017	By:	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

	By:	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean P. Downes	Chief Executive Officer and Director (Principal	February 24, 2017
Sean P. Downes	Executive Officer)

/s/ Jon W. Springer	President, Chief Risk Officer and Director	February 24, 2017
Jon W. Springer

/s/ Frank C. Wilcox	Chief Financial Officer (Principal Accounting Officer)	February 24, 2017
Frank C. Wilcox

/s/ Kimberly D. Cooper	Chief Information Officer, Chief Administrator Officer and	February 24, 2017
Kimberly D. Cooper	Director

/s/ Scott P. Callahan	Director	February 24, 2017
Scott P. Callahan

/s/ Darryl L. Lewis	Director	February 24, 2017
Darryl L. Lewis

/s/ Ralph J. Palmieri	Director	February 24, 2017
Ralph J. Palmieri

/s/ Richard D. Peterson	Director	February 24, 2017
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	February 24, 2017
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	February 24, 2017
Ozzie A. Schindler

/s/ Joel M. Wilentz	Director	February 24, 2017
Joel M. Wilentz

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Universal Insurance Holdings, Inc. had no long term obligations, guarantees or material contingencies as of December 31, 2016 and 2015. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):

CONDENSED BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$3,951	$2,046
Investments in subsidiaries and undistributed earnings	362,759	291,793
Fixed maturities, at fair value	3,003	2,980
Equity maturities, at fair value	625	551
Income taxes recoverable	3,262	5,420
Deferred income taxes	10,674	13,912
Other assets	1,003	358
Total assets	$385,277	$317,060
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$50	$—
Long-term debt	—	6,851
Other accrued expenses	14,037	17,117
Total liabilities	14,087	23,968

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	453	455
Authorized shares - 55,000
Issued shares - 45,324 and 45,525
Outstanding shares - 35,052 and 35,110
Treasury shares, at cost - 10,272 and 10,415	(86,982)	(80,802)
Additional paid-in capital	82,263	70,789
Accumulated other comprehensive income (loss), net of taxes	(6,408)	(4,006)
Retained earnings	381,864	306,656
Total stockholders' equity	371,190	293,092
Total liabilities and stockholders' equity	$385,277	$317,060

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2016	2015	2014
REVENUES
Net investment income (expense)	$(35)	$22	$(23)
Net realized gains (losses) on investments	667	66	625
Management fee	138	140	121
Other revenue	80	—	—
Total premiums earned and other revenues	850	228	723
OPERATING COSTS AND EXPENSES
General and administrative expenses	35,342	48,056	39,062
Total operating cost and expenses	35,342	48,056	39,062
LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(34,492)	(47,828)	(38,339)
Benefit from income taxes	(12,055)	(17,495)	(16,403)
LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(22,437)	(30,333)	(21,936)
Equity in net income of subsidiaries	121,847	136,817	94,924
CONSOLIDATED NET INCOME	$99,410	$106,484	$72,988

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net Income	$99,410	$106,484	$72,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(121,847)	(136,817)	(94,924)
Distribution of income from subsidiaries	46,914	58,224	55,805
Depreciation	2	4	2
Amortization of share-based compensation	10,288	17,386	12,342
Amortization of original issue discount on debt	149	521	840
Accretion of deferred credit	(149)	(521)	(840)
Net realized (gains) losses on investments	(667)	(66)	(625)
Deferred income taxes	4,724	(693)	1,118
Excess tax benefits from share-based compensation	1,154	(5,310)	(7,006)
Net changes in assets and liabilities relating to operating activities:
Income taxes recoverable	1,004	255	2,477
Income taxes payable	—	3,510	6,239
Other operating assets and liabilities	(596)	(1,338)	5,752
Other liabilities and accrued expenses	(2,896)	—	—
Net cash provided by (used in) operating activities	37,490	41,639	54,168
Cash flows from investing activities:
Capital contributions to subsidiaries	—	—	(5,585)
Purchases of equity securities, available for sale	(2,037)	(1,442)	(15,836)
Purchase of fixed maturities, available for sale	(3,000)	—	(3,000)
Proceeds from sales of equity securities, available for sale	2,456	1,481	26,060
Proceeds from sales of fixed maturities, available for sale	3,229	—	770
Net cash provided by (used in) investing activities	648	39	2,409
Cash flows from financing activities:
Repayment of debt	—	(7,000)	(6,000)
Preferred stock dividend	(10)	(10)	(13)
Common stock dividend	(24,192)	(22,287)	(19,240)
Issuance of common stock	119	511	73
Purchase of treasury stock	(8,510)	(18,649)	(29,736)
Sale of treasury stock	2,965	—	—
Purchase of preferred stock	—	(256)	—
Proceeds received from issuance of contingently redeemable common stock	—	—	19,000
Payments related to tax withholding for share-based compensation	(5,451)	(12,141)	(17,655)
Excess tax benefits (shortfall) from share-based compensation	(1,154)	5,310	7,006
Net cash provided by (used in) financing activities	(36,233)	(54,522)	(46,565)
Net increase (decrease) in cash and cash equivalents	1,905	(12,844)	10,012
Cash and cash equivalents at beginning of period	2,046	14,890	4,878
Cash and cash equivalents at end of period	$3,951	$2,046	$14,890

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

NOTE 2 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2016.

On January 23, 2017, the Company declared a dividend of $0.14 per share on its outstanding common stock payable on March 2, 2017, to shareholders of record on February 17, 2017.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented (in thousands):

		Additions
			Charges to
	Beginning	Charges to	Other		Ending
	Balance	Earnings	Accounts	Deductions	Balance
Description
Year Ended December 31, 2016:
Allowance for doubtful accounts	$344	397	—	214	$527
Year Ended December 31, 2015:
Allowance for doubtful accounts	$357	395	—	408	$344
Year Ended December 31, 2014:
Allowance for doubtful accounts	$446	431	—	520	$357

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY

AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of
	December 31,	For the Year Ended December 31,
	Reserves	Incurred	Incurred
	for Unpaid	Loss and	Loss and		Net
	Losses and	LAE Current	LAE Prior	Paid Losses	Investment
	LAE	Year	Years	and LAE	Income
2016	$58,494	$305,919	$(4,690)	$328,141	$9,540
2015	$98,840	$188,040	$(301)	$189,442	$5,155
2014	$134,353	$124,011	$(736)	$126,910	$2,375

	As of
	December 31,	For the Year Ended December 31,
	Deferred
	Policy		Net	Net
	Acquisition	Amortization	Premiums	Premiums	Unearned
	Cost ("DPAC"), Net	of DPAC, Net	Written	Earned	Premiums
2016	$64,912	$(125,350)	$656,094	$632,416	$475,756
2015	$60,019	$(87,871)	$626,448	$503,999	$442,366
2014	$25,660	$(33,501)	$389,847	$326,877	$383,488

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016, and the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Chicago, Illinois

February 23, 2017