Form 10-Q
period 2017-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2017-05-01
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,072,667 shares of common stock, par value $0.01 per share, outstanding on April 27, 2017.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2017 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2017 and 2016.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 23, 2017.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Plante & Moran, PLLC
Chicago, Illinois May 1, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	March 31,	December 31,
	2017	2016
ASSETS
Fixed maturities, at fair value	$597,675	$584,361
Equity securities, at fair value	50,286	50,803
Short-term investments, at fair value	5,001	5,002
Investment real estate, net	13,104	11,435
Total invested assets	666,066	651,601

Cash and cash equivalents	160,364	105,730
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	49,754	124,385
Reinsurance recoverable	605	106
Premiums receivable, net	56,224	53,833
Other receivables	5,388	5,824
Property and equipment, net	32,507	32,162
Deferred policy acquisition costs	66,524	64,912
Income taxes recoverable	—	3,262
Deferred income tax asset, net	15,389	10,674
Other assets	4,983	4,883
Total assets	$1,060,439	$1,060,007
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$31,463	$58,494
Unearned premiums	484,796	475,756
Advance premium	28,397	17,796
Accounts payable	3,317	3,187
Reinsurance payable, net	42,270	80,891
Income taxes payable	19,150	—
Other liabilities and accrued expenses	38,310	37,665
Long-term debt	13,971	15,028
Total liabilities	661,674	688,817

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	454	453
Authorized shares - 55,000
Issued shares - 45,445 and 45,324
Outstanding shares - 35,073 and 35,052
Treasury shares, at cost - 10,372 and 10,272	(89,530)	(86,982)
Additional paid-in capital	83,657	82,263
Accumulated other comprehensive income (loss), net of taxes	(3,944)	(6,408)
Retained earnings	408,128	381,864
Total stockholders' equity	398,765	371,190
Total liabilities and stockholders' equity	$1,060,439	$1,060,007

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$245,415	$227,973
Change in unearned premium	(9,040)	(6,721)
Direct premium earned	236,375	221,252
Ceded premium earned	(74,816)	(68,804)
Premiums earned, net	161,559	152,448
Net investment income (expense)	2,704	1,605
Net realized gains (losses) on investments	(63)	667
Commission revenue	4,598	4,113
Policy fees	4,483	4,114
Other revenue	1,593	1,499
Total premiums earned and other revenues	174,874	164,446
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	70,570	66,117
General and administrative expenses	56,933	57,230
Total operating costs and expenses	127,503	123,347
INCOME BEFORE INCOME TAXES	47,371	41,099
Income tax expense	16,172	15,873
NET INCOME	$31,199	$25,226
Basic earnings per common share	$0.89	$0.73
Weighted average common shares outstanding - Basic	35,140	34,527
Diluted earnings per common share	$0.86	$0.71
Weighted average common shares outstanding - Diluted	36,180	35,594
Cash dividend declared per common share	$0.14	$0.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$31,199	$25,226
Other comprehensive income (loss)	2,464	3,281
Comprehensive income	$33,663	$28,507

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	March 31,
	2017	2016
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$71,998	$43,737
Cash flows from investing activities:
Proceeds from sale of property and equipment	8	—
Purchases of property and equipment	(1,255)	(1,728)
Purchases of equity securities	(243)	(20,178)
Purchases of fixed maturities	(26,610)	(95,889)
Purchases of investment real estate, net	(1,714)	(2,021)
Proceeds from sales of equity securities	2,500	13,210
Proceeds from sales of fixed maturities	914	16,152
Proceeds from sales of short-term investments	—	12,500
Maturities of fixed maturities	18,915	10,504
Net cash provided by (used in) investing activities	(7,485)	(67,450)
Cash flows from financing activities:
Preferred stock dividend	(3)	(3)
Common stock dividend	(4,924)	(4,915)
Purchase of treasury stock	(2,548)	(1,874)
Payments related to tax withholding for share-based compensation	(1,337)	(3,897)
Excess tax benefits (shortfall) from share-based compensation	—	(1,510)
Repayment of debt	(1,067)	(1,068)
Net cash provided by (used in) financing activities	(9,879)	(13,267)
Net increase (decrease) in cash and cash equivalents	54,634	(36,980)
Cash and cash equivalents at beginning of period	105,730	197,014
Cash and cash equivalents at end of period	$160,364	$160,034

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in fourteen states as of March 31, 2017, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

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

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 24, 2017. The condensed consolidated balance sheet at December 31, 2016, was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

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

2. Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2016. The following are new or revised disclosures or disclosures required on a quarterly basis.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies several aspects of the accounting for share-based payment transactions. The new guidance requires excess income tax benefits (windfalls) and deficiencies (shortfalls) to be recognized in the income statement as income tax benefits or charges when the awards vest or are settled. The former guidance required the recognition of excess tax benefits or deficiencies in stockholders’ equity. In addition, all income tax-related cash flows resulting from share-based payments will be reported as operating activities in the statement of cash flows under the new guidance. The guidance also allows us to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting; clarifies that all cash payments for tax withholdings made on an employee’s behalf should be presented as a financing activity on the Company’s statement of cash flows; and provides an accounting policy election to account for forfeitures as they occur. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance effective January 1, 2017.

The adoption of the new standard resulted in the recognition of excess tax benefits of $0.8 million reflected in the Company’s Condensed Consolidated Statements of Income as an income tax benefit for the three months ended March 31, 2017. Additionally, excess tax benefits on the Company’s Condensed Consolidated Statement of Cash Flows are presented as an operating activity on a prospective basis. The presentation requirement for cash flows related to employee taxes paid for withheld shares did not impact any of the periods presented in the Company’s Condensed Consolidated Statement of Cash Flows since these cash flows have historically been presented as a financing activity. The Company will continue to account for forfeitures as they occur. The standard also modifies the calculation of dilutive earnings per share to no longer use proceeds from tax benefits or deficiencies.

3. Investments

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	March 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$78,055	$1	$(587)	$77,469
Corporate bonds	194,289	727	(975)	194,041
Mortgage-backed and asset-backed securities	215,670	128	(1,797)	214,001
Municipal bonds	100,762	307	(3,177)	97,892
Redeemable preferred stock	13,777	524	(29)	14,272
Equity Securities:
Common stock	214	—	(119)	95
Mutual funds	51,616	953	(2,378)	50,191
Short-term investments	5,000	1	—	5,001
Total	$659,383	$2,641	$(9,062)	$652,962

	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$74,937	$—	$(670)	$74,267
Corporate bonds	192,328	402	(1,300)	191,430
Mortgage-backed and asset-backed securities	216,679	135	(2,038)	214,776
Municipal bonds	94,794	130	(3,727)	91,197
Redeemable preferred stock	12,723	125	(157)	12,691
Equity Securities:
Common stock	214	—	(121)	93
Mutual funds	53,900	407	(3,597)	50,710
Short-term investments	5,000	2	—	5,002
Total	$650,575	$1,201	$(11,610)	$640,166

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

	March 31, 2017		December 31, 2016
		% of Total		% of Total
Comparable Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$129,495	21.5%	$131,260	22.3%
AA	282,340	46.9%	275,480	46.7%
A	111,734	18.5%	107,418	18.2%
BBB	70,754	11.7%	67,263	11.4%
BB+ and Below	3,706	0.6%	3,444	0.6%
No Rating Available	4,647	0.8%	4,498	0.8%
Total	$602,676	100.0%	$589,363	100.0%

The tables above include comparable credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2017		December 31, 2016
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed Securities:
Agency	$111,148	$109,720	$110,724	$109,022
Non-agency	18,247	18,128	19,408	19,265
Asset-backed Securities:
Auto loan receivables	36,900	36,857	37,390	37,429
Credit card receivables	38,617	38,553	38,640	38,568
Other receivables	10,758	10,743	10,517	10,492
Total	$215,670	$214,001	$216,679	$214,776

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (dollars in thousands):

	March 31, 2017
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed Maturities:
U.S. government obligations and agencies	12	$72,345	$(540)	2	$3,511	$(47)
Corporate bonds	92	76,775	(934)	2	289	(41)
Mortgage-backed and asset-backed securities	86	148,308	(1,651)	8	14,521	(146)
Municipal bonds	65	76,343	(3,177)	—	—	—
Redeemable preferred stock	14	1,606	(29)	—	—	—
Equity Securities:
Common stock	1	20	(5)	2	75	(114)
Mutual funds	1	16,685	(116)	1	9,090	(2,262)
Total	271	$392,082	$(6,452)	15	$27,486	$(2,610)

	December 31, 2016
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed Maturities:
U.S. government obligations and agencies	11	$70,453	$(608)	2	$3,504	$(62)
Corporate bonds	116	96,379	(1,219)	4	3,250	(80)
Mortgage-backed and asset-backed securities	73	149,928	(1,923)	5	9,660	(115)
Municipal bonds	69	79,402	(3,726)	—	—	—
Redeemable preferred stock	50	6,340	(158)	—	—	—
Equity Securities:
Common stock	1	18	(7)	2	75	(115)
Mutual funds	3	28,020	(774)	2	11,529	(2,823)
Total	323	$430,540	$(8,415)	15	$28,018	$(3,195)

Evaluating Investments for Other Than Temporary Impairment (“OTTI”)

At March 31, 2017, the Company held fixed maturity, equity securities and short-term investments that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity, equity securities and short-term investments, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, we believe that our fixed income portfolio is of high quality and that we will recover the amortized cost basis of our fixed income securities.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses for securities available for sale at March 31, 2017 are other than temporary.

As of March 31, 2017, the Company held approximately $9.2 million equity securities that were in an unrealized loss position twelve months or longer. The unrealized loss on these securities was $2.4 million. Based on our analysis, the Company believes each security will recover in a reasonable period of time and the Company has the intent and ability to hold them until recovery. There were no OTTI losses recognized in the periods presented on the equity portfolio.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	March 31, 2017
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$53,558	$53,570
Due after one year through five years	229,273	228,831
Due after five years through ten years	38,207	37,658
Due after ten years	57,068	54,344
Mortgage-backed and asset-backed securities	215,670	214,001
Perpetual maturity securities	13,777	14,272
Total	$607,553	$602,676

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Proceeds from sales and maturities (fair value)	$22,329	$52,366
Gross realized gains	$—	$685
Gross realized losses	$(63)	$(18)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Fixed maturities	$2,710	$1,831
Equity securities	382	203
Short-term investments	15	115
Other (1)	144	73
Total investment income	3,251	2,222
Less: Investment expenses (2)	(547)	(617)
Net investment (expense) income	$2,704	$1,605

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	March 31, 2017	December 31, 2016
Income Producing:
Investment real estate	$6,918	$6,918
Less: Accumulated depreciation	(326)	(281)
	6,592	6,637
Non-Income Producing:
Properties under development	6,512	4,798
Investment real estate, net	$13,104	$11,435

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2017			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	March 31,	December 31,
Reinsurer	Company	Services	Service, Inc.	2017	2016
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$18,545	$46,364

Total (2)				$18,545	$46,364

(1)	No rating is available, because the fund is not rated.
(2)	Amounts represent prepaid reinsurance premiums.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2017			2016
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$245,415	$236,375	$70,783	$227,973	$221,252	$66,148
Ceded	(186)	(74,816)	(213)	(74,059)	(68,804)	(31)
Net	$245,229	$161,559	$70,570	$153,914	$152,448	$66,117

The following prepaid reinsurance premiums and reinsurance recoverable (payable) and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2017	2016
Prepaid reinsurance premiums	$49,754	$124,385
Reinsurance recoverable (payable) on unpaid losses and LAE	$(2,353)	$106
Reinsurance recoverable (payable) on paid losses	605	(1,532)
Reinsurance receivable, net	—	186
Reinsurance recoverable (payable) and receivable	$(1,748)	$(1,240)

5. Insurance Operations

Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
DPAC, beginning of period	$64,912	$60,019
Capitalized Costs	33,756	30,735
Amortization of DPAC	(32,144)	(29,596)
DPAC, end of period	$66,524	$61,158

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

In accordance with Florida Statutes, and based on the calculations performed by the Company as of December 31, 2016, UPCIC has the capacity to pay ordinary dividends of $57.7 million during 2017. APPCIC does not have the capacity to pay ordinary dividends during 2017. For the three months ended March 31, 2017, no dividends were paid from UPCIC or APPCIC to UVECF. Dividends paid to the shareholders of UVE in 2017 have been paid from the earnings of UVE and its non-insurance subsidiaries.

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

	March 31,	December 31,
	2017	2016
Ten percent of total liabilities
UPCIC	$62,489	$57,560
APPCIC	$541	$464
Statutory capital and surplus
UPCIC	$332,641	$313,753
APPCIC	$17,363	$17,280

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of March 31, 2017. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31,	December 31,
	2017	2016
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,959	$3,952

6. Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$58,494	$98,840
Less: Reinsurance recoverable	(106)	(13,540)
Net balance at beginning of period	58,388	85,300
Incurred (recovered) related to:
Current year	70,474	66,101
Prior years	96	16
Total incurred	70,570	66,117
Paid related to:
Current year	22,890	18,618
Prior years	72,252	55,533
Total paid	95,142	74,151
Net balance at end of period	33,816	77,266
Plus: Reinsurance recoverable (payable)	(2,353)	7,709
Balance at end of period	$31,463	$84,975

7. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2017	2016
Surplus note	$13,971	$14,338
Promissory note	—	690
Total	$13,971	$15,028

UPCIC was in compliance with the terms of the surplus note as of March 31, 2017.

In addition to the long-term debt listed above, UVE has an unsecured line of credit that contains certain covenants and restrictions applicable while amounts are outstanding thereunder. UVE had not borrowed any amounts under this line of credit as of March 31, 2017. Should UVE borrow and default on this unsecured line of credit, it will be prohibited from paying dividends to its shareholders.

8. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the three months ended March 31, 2017 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2016	45,324	(10,272)	35,052
Shares repurchased	—	(100)	(100)
Vesting of performance share units	115	—	115
Stock option exercises	65	—	65
Shares acquired through cashless exercise (1)	—	(59)	(59)
Shares cancelled	(59)	59	—
Balance, as of March 31, 2017	45,445	(10,372)	35,073

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or performance share units vested. These shares have been cancelled by the Company.

In June 2016, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $20 million of its outstanding shares of common stock through December 31, 2017. During the three months ended March 31, 2017, UVE repurchased 100,079 shares, at an aggregate price of approximately $2.5 million, pursuant to such repurchase program.

Dividends

On January 23, 2017, UVE declared a cash dividend of $0.14 per share on its outstanding common stock paid on March 2, 2017, to the shareholders of record at the close of business on February 17, 2017.

9. Income Taxes

During the three months ended March 31, 2017 and 2016, the Company recorded approximately $16.2 million and $15.9 million of income tax expense, respectively. The effective tax rate for the three months ended March 31, 2017 is 34.1% compared to a 38.6% effective tax rate for the same period in the prior year.

In the first quarter of 2017, the Company’s excess tax benefit of $0.8 million was reflected as an income tax benefit in the condensed consolidated statements of income as a component of the provision for income taxes as a result of the adoption of the accounting guidance for share-based payment transactions. See “Note 2 – Significant Accounting Policies – Recently Adopted Accounting Pronouncements” for more information. The Company recorded another discrete item as a credit to income tax expense of $1.3 million resulting from anticipated recoveries of income taxes paid for the 2013-2015 tax years.

In arriving at these rates, the Company considers a variety of factors including the forecasted full year pre-tax results, the U.S. federal tax rate of 35%, expected non-deductible expenses, and estimated state income taxes. The Company’s final effective tax rate for the full year will be dependent on the level of pre-tax income, discrete items, the apportionment of taxable income among state tax jurisdictions and the extent of non-deductible expenses in relation to pre-tax income.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2013 through 2015 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdiction.

10. Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the exercise of stock options, vesting of restricted stock, vesting of performance share units, and conversion of preferred stock.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator for EPS:
Net income	$31,199	$25,226
Less: Preferred stock dividends	(3)	(3)
Income available to common stockholders	$31,196	$25,223
Denominator for EPS:
Weighted average common shares outstanding	35,140	34,527
Plus: Assumed conversion of stock-based compensation (1)	1,015	1,042
Assumed conversion of preferred stock	25	25
Weighted average diluted common shares outstanding	36,180	35,594
Basic earnings per common share	$0.89	$0.73
Diluted earnings per common share	$0.86	$0.71

(1)	Represents the dilutive effect of unvested Restricted Stock, unvested Performance Share Units and unexercised Stock Options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$3,925	$1,500	$2,425	$6,020	$2,327	$3,693
Less: Amounts reclassified from accumulated other comprehensive income (loss)	63	24	39	(667)	(255)	(412)
Net current period other comprehensive income (loss)	$3,988	$1,524	$2,464	$5,353	$2,072	$3,281

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated
	Other Comprehensive Income (Loss)
Details about Accumulated Other	Three Months Ended March 31,		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	2017	2016	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$(63)	$667	Net realized gains (losses) on investments
	24	(255)	Income taxes
	$(39)	$412	Net of tax

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

Other

In 2014, UVE entered into a letter agreement with Ananke Catastrophe Investment Ltd., an affiliate of Nephila Capital Ltd., that calls for a minimum annual spend of $5 million towards covered loss index swaps during the period from June 1, 2016 through May 31, 2025, of which UVE incurred $900 thousand towards that minimum annual spend through March 31, 2017. UVE has an annual spend remaining of $4.1 million towards covered loss index swaps by May 31, 2017.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value including those on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	March 31, 2017
	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. government obligations and agencies	$—	$77,469	$—	$77,469
Corporate bonds	—	194,041	—	194,041
Mortgage-backed and asset-backed securities	—	214,001	—	214,001
Municipal bonds	—	97,892	—	97,892
Redeemable preferred stock	—	14,272	—	14,272
Equity Securities:
Common stock	95	—	—	95
Mutual funds	50,191	—	—	50,191
Short-term investments	—	5,001	—	5,001
Total assets accounted for at fair value	$50,286	$602,676	$—	$652,962

	Fair Value Measurements
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. government obligations and agencies	$—	$74,267	$—	$74,267
Corporate bonds	—	191,430	—	191,430
Mortgage-backed and asset-backed securities	—	214,776	—	214,776
Municipal bonds	—	91,197	—	91,197
Redeemable preferred stock	—	12,691	—	12,691
Equity Securities:
Common stock	93	—	—	93
Mutual funds	50,710	—	—	50,710
Short-term investments	—	5,002	—	5,002
Total assets accounted for at fair value	$50,803	$589,363	$—	$640,166

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	March 31, 2017		December 31, 2016
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$13,971	$12,418	$14,338	$13,282
Promissory note	$—	$—	$690	$690

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of March 31, 2017.

On April 12, 2017, UVE declared a cash dividend of $0.14 per share on its outstanding common stock payable on July 3, 2017, to the shareholders of record at the close of business on June 14, 2017.

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

Forward-Looking Statements

In addition to historical information, the following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, some of which are beyond our control and cannot be predicted or quantified. Certain statements made in this report reflect management’s expectations regarding future events, and the words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “project,” “plan” and similar expressions and variations thereof, speak only as of the date the statement was made and are intended to identify forward-looking statements. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Future results could differ materially from those in the following discussion and those described in forward-looking statements as a result of the risks set forth below which are a summary of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Relating to our Business

•	As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events,
•	Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition,
•	Our success depends in part on our ability to accurately price the risks we underwrite,
•	Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition,
•	The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations,
•

Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business,

•	The inherent uncertainty of models and our reliance on such models as a tool to evaluate risks may have an adverse effect on our financial results,
•	Reinsurance may be unavailable in the future at current levels and prices, which may limit our ability to write new business or to adequately mitigate our exposure to loss,
•	Reinsurance subjects us to the credit risk of our reinsurers, which could have a material adverse effect on our operating results and financial condition,
•

Our financial condition and operating results and the financial condition and operating results of our Insurance Entities may be adversely affected by the cyclical nature of the property and casualty business,

•	Because we conduct the substantial majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida,
•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows,
•	We have entered and in the future may enter new markets, but there can be no assurance that our diversification and growth strategy will be effective,
•	Loss of key executives or our inability to otherwise attract and retain talent could affect our operations,
•	We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal regulatory standards are not effective,
•	The failure of our claims department to effectively manage claims could adversely affect our insurance business, financial results and capital requirements,
•	Litigation or regulatory actions could have a material adverse impact on us,
•	Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry,

•

A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition,

•	Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation, and
•	Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we write could have a material adverse effect on our financial condition or our results of operations.

Risks Relating to Investments

•	We are subject to market risk which may adversely affect investment income and
•

Our overall financial performance is dependent in part on the returns on our investment portfolio, which may have a material adverse effect on our financial condition or results of operations or cause such results to be volatile.

Risks Relating to the Insurance Industry

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth,
•	UVE is a holding company and, consequently, its cash flow is dependent on dividends and other permissible payments from its subsidiaries,
•	Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability,
•

The amount of statutory capital that each of the Insurance Entities has and the amount of statutory capital it must hold can vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules, and

•	Our Insurance Entities are subject to examination and actions by state insurance departments.

Risks Relating to Debt Obligations

•	Our revolving line of credit has restrictive terms, and our failure to comply with any of these terms could have an adverse effect on our business and prospects and
•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms.

Risks Relating to Ownership of Our Common Stock

•	The price of our common stock may fluctuate significantly, and you could lose all or part of your investment,
•

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock, and

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

Overview

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the Company”) is the largest private personal residential insurance company in Florida by direct written premium in-force, with approximately 9.7% market share as of December 31, 2016, according to the most recent data reported by the Florida Office of Insurance Regulation (“FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), currently write personal residential insurance policies, predominantly in Florida with $218.4 million in direct written premium for the three months ended March 31, 2017. UPCIC also writes homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Pennsylvania, South Carolina, and Virginia with $27.0 million in direct written premium for the three months ended March 31, 2017, and is licensed to issue policies in Iowa, New Hampshire, New Jersey, New York, and West Virginia. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct written premium tends to increase just prior to the second quarter of our fiscal year and tends to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary, Blue Atlantic Reinsurance, on reinsurance it places for the Insurance Entities, policy fees collected from policyholders by our managing general agency subsidiary, Universal Risk Advisors, and financing fees charged to policyholders who choose to defer premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 8,600 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated structure, expand our independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service through our vertically integrated business. We believe each of these strategies has contributed towards an increase in earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our results for the three months ended March 31, 2017 compared to the same period in 2016.

Our overall organic growth strategy emphasizes taking prudent measures to increase our policy count and improving the quality of our business rather than merely increasing our policy count. Our focus on long-term capital strength and organic growth causes us to be selective in the risks we accept. Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of organically expanding our premium growth through our independent agent distribution network, streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new local relationships and business and we take the time to learn about each new market and any of its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from many of our competitors that have grown in recent years primarily through assumption of policies from Citizens Property Insurance Corporation, Florida’s statutory residual property insurance market.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states for over two years. Our total insured value for states outside of Florida increased from 17.1% as of March 31, 2016 to 22.2% as of March 31, 2017. The following table provides direct written premium for Florida and other states for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended
	March 31, 2017		March 31, 2016		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$218,438	89.0%	$209,360	91.8%	$9,078	4.3%
Other states	26,977	11.0%	18,613	8.2%	8,364	44.9%
Total	$245,415	100.0%	$227,973	100.0%	$17,442	7.7%

We believe our ability to achieve rate adequacy relative to the risks written improves our underwriting profit. This, together with our improved financial strength, was a key factor in our decision to retain a greater share of our profitable business by reducing our quota share cession rate in our 2014-2015 reinsurance program and eliminating the use of quota share reinsurance in our 2015-2016 and 2016-2017 reinsurance program.

First-Quarter 2017 Highlights

•	Gross direct written premiums overall grew by $17.4 million, or 7.7%, to $245.4 million compared to the first quarter of 2016.

•	Net earned premiums grew by $9.1 million, or 6.0%, to $161.6 million compared to the first quarter of 2016.
•	Total revenues increased by $10.4 million, or 6.3%, to $174.9 million compared to the first quarter of 2016.
•	Net income increased by $6.0 million, or 23.7%, to $31.2 million compared to the first quarter of 2016.
•	Diluted EPS increased by $0.15 to $0.86 per share compared to the first quarter of 2016.
•	Declared dividends of $0.14 per share.
•	Repurchased approximately 100 thousand shares during the quarter at an aggregate cost of $2.5 million.
•	Received Certificate of Authority from Iowa.

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

UPCIC’s Retention

UPCIC has a net retention of $35 million per catastrophe event for losses incurred, up to a first event loss of $2.487 billion. UPCIC also purchases a separate underlying catastrophe program to further reduce its retention for all losses occurring in any state other than Florida (the “Other States Reinsurance Program”). UPCIC retains only $5 million under its Other States Reinsurance Program. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.

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

APPCIC 1st Event

$30.9M
3rd Layer* $7.0M xs $7.0M (1@100%)
$24.6M
$17.8M
Est. Mandatory FHCF
90% of
$18.8M
xs
$5.8M
2nd Layer *
$1.7M xs $5.3M
(1@100%)
$5.8M
$5.3M
1st Layer $3.3M xs $2.0M (1@100%)
RPP Purchased for APPCIC
$2.0M
Net Retention $2.0M

* Layer cascades to $2M

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

Results of Operations—Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

Net income increased by $6.0 million, or 23.7%, to $31.2 million for the three months ended March 31, 2017, compared to $25.2 million for the three months ended March 31, 2016. The increase in net income was the result of total premiums earned and other revenues increasing by $10.4 million or 6.3% over the prior year offset by total operating costs and expenses increasing by $4.2 million, or 3.4% over the prior year and increased taxes of $0.3 million or 1.9% over the prior year. Expenses this quarter include $3.0 million of weather events beyond expected compared to $8.5 million in the prior year. Our growth in 2017 is driven by our organic growth in written premium both in Florida, up 4.3% to $218.4 million and in our expansion states outside Florida which were up 44.9% to $27.0 million. Diluted earnings per common share increased by $0.15 to $0.86 for the three months ended March 31, 2017, compared to $0.71 for the three months ended March 31, 2016, as a result of the increase in net income. A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Three Months Ended
	March 31,		Change
	2017	2016	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$245,415	$227,973	$17,442	7.7%
Change in unearned premium	(9,040)	(6,721)	(2,319)	34.5%
Direct premium earned	236,375	221,252	15,123	6.8%
Ceded premium earned	(74,816)	(68,804)	(6,012)	8.7%
Premiums earned, net	161,559	152,448	9,111	6.0%
Net investment income (expense)	2,704	1,605	1,099	68.5%
Net realized gains (losses) on investments	(63)	667	(730)	NM
Commission revenue	4,598	4,113	485	11.8%
Policy fees	4,483	4,114	369	9.0%
Other revenue	1,593	1,499	94	6.3%
Total premiums earned and other revenues	174,874	164,446	10,428	6.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	70,570	66,117	4,453	6.7%
General and administrative expenses	56,933	57,230	(297)	-0.5%
Total operating costs and expenses	127,503	123,347	4,156	3.4%
INCOME BEFORE INCOME TAXES	47,371	41,099	6,272	15.3%
Income tax expense	16,172	15,873	299	1.9%
NET INCOME	$31,199	$25,226	$5,973	23.7%
Other comprehensive income (loss), net of taxes	2,464	3,281	(817)	-24.9%
COMPREHENSIVE INCOME	$33,663	$28,507	$5,156	18.1%

Premiums earned, net in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time. Premiums earned, net were $161.6 million for the three months ended March 31, 2017, compared to $152.4 million for the three months ended March 31, 2016. The increase in net earned premiums of $9.1 million, or 6.0%, includes an increase in direct earned premiums of $15.1 million and an increase in ceded earned premiums of $6.0 million. Direct written premiums increased $17.4 million or 7.7% which was made up of an increase in Florida business of $9.1 million or 4.3% over the prior year and direct written premiums in other states increased $8.3 million or 44.9% over the same period in 2016.

Our reinsurance programs run from June 1 to May 31 of the following year. The net increase in ceded earned premiums of $6.0 million is attributable to the costs associated with our 2016-2017 reinsurance program which took effect June 1, 2016. Ceded premiums earned were higher due to increased exposure from policy growth which increased total policy insured value, increases to our reinsurance limits and our new costs associated with lower reinsurance attachment points for our growth in business outside of Florida.

Net investment income was $2.7 million for the three months ended March 31, 2017, compared to $1.6 million for the same three months in 2016. The increase in net investment income of $1.1 million is the result of an increase in the size of our investment portfolio fueled by reinvestments of returns and cash flows generated from operations and actions taken to increase yield by investing these new funds along with maturities in higher yielding securities while maintaining high credit quality. Total average investments were $658.5 million with an average credit rating of AA- during the three months ended March 31, 2017 compared to $523.6 million with an average credit rating of AA- for the same period in 2016.

Management sells investment securities from its portfolio of securities available for sale from time to time when opportunities arise or circumstances could result in greater losses if held. We sold investment securities available for sale during the three months ended March 31, 2017 generating net realized loss of $63 thousand compared to net realized gains of $667 thousand for the three months ended March 31, 2016.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the three months ended March 31, 2017 commission revenue was $4.6 million, compared to $4.1 million for the three months ended March 31, 2016. The increase in commission revenue of $485 thousand, or 11.8%, was the result of overall changes in the structure of the reinsurance programs in effect and earned during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, including the amount of premiums paid for reinsurance on our growing exposures and the types of reinsurance contracts used in each program.

Policy fees for the three months ended March 31, 2017, were $4.5 million compared to $4.1 million for the same period in 2016. The increase of $369 thousand, or 9.0%, was the result of an increase in the number of policies written during the three months ended March 31, 2017 compared to the same period in 2016.

Other revenue for the three months ended March 31, 2017 was $1.6 million compared to $1.5 million for the same period in 2016. Other revenue represents revenue from premium financing and other miscellaneous income. The increase of $94 thousand, or 6.3% was the result of an increase in the number of financed policies.

Losses and LAE, net of reinsurance were $70.6 million for the three months ended March 31, 2017, compared to $66.1 million during the same period in 2016 as follows (dollars in thousands):

	Three Months Ended March 31, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$236,375		$74,816		$161,559
Loss and loss adjustment expenses:
Loss and loss adjustment expenses	$67,783	28.7%	$213	0.3%	$67,570	41.8%
Weather events*	3,000	1.3%	—	—	3,000	1.9%
Total loss and loss adjustment expenses	$70,783	30.0%	$213	0.3%	$70,570	43.7%

	Three Months Ended March 31, 2016
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$221,252		$68,804		$152,448
Loss and loss adjustment expenses:
Loss and loss adjustment expenses	$57,648	26.1%	$31	0.0%	$57,617	37.8%
Weather events*	8,500	3.8%	—	—	8,500	5.6%
Total loss and loss adjustment expenses	$66,148	29.9%	$31	0.0%	$66,117	43.4%

*Includes only weather events beyond expected

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

Losses and LAE were $70.6 million for the three months ended March 31, 2017, compared to $66.1 million during the same period in 2016. The increase of $4.5 million year over year was principally driven by three factors; first, an increase in our core loss ratio from 26.1% to 28.7%, which accounts for $6 million of the increase; second, an increase of $4 million as a result of increased premium volume; and third, a reduction in weather events of $5.5 million, which was $3 million this quarter compared to $8.5 million last year.  The increase in the core loss ratio is in line with our year end actuarial study and current indications.  As a result of the above, the net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 43.7% and 43.4% during the three months ended March 31, 2017 and 2016, respectively.

General and administrative expenses were $56.9 million for the three months ended March 31, 2017, compared to $57.2 million during the same period in 2016 as follows (dollars in thousands):

	Three Months Ended
	March 31,				Change
	2017		2016		$	%
	$	Ratio	$	Ratio
Premiums earned	$161,559		$152,448		$9,111	6.0%
General and administrative expenses:
Policy acquisition costs	32,428	20.1%	29,596	19.4%	2,832	9.6%
Other operating costs	24,505	15.2%	27,634	18.1%	(3,129)	(11.3%)
Total general and administrative expenses	$56,933	35.3%	$57,230	37.5%	$(297)	(0.5%)

For the three months ended March 31, 2017, general and administrative expenses were $56.9 million, compared to $57.2 million for the same period in 2016. The net decrease in general and administrative costs of $297 thousand was the result of decreases in other operating costs of $3.1 million offset by increases in acquisition costs of $2.8 million.  Increases in acquisition costs of $2.8 million was the result of increased premium volume and an increase in our blended commission rate in states outside of Florida. Other operating costs decreased $3.1 million as a result of reduction in stock based compensation, a reduction in amounts spent on insurance swap contracts offset by increases in advertising to promote growth within Florida and in our expansion states. Overall the expense ratio (general and administrative expenses as a percentage of net earned premiums), benefited from economies of scale as expenses did not increase as the same rate as revenues. As a result the ratio as a percentage of net earnings fell to 35.3% for the three months ended March 31, 2017 compared to 37.5% for the same period in 2016.

Income taxes increased by $299 thousand, or 1.9%, primarily as a result of an increase in income before income taxes offset by the benefit derived from two discrete items. The first was a credit to income tax expense of $779 thousand for excess tax benefits resulting from stock-based awards that vested and/or were exercised during the first quarter of 2017. This credit to income tax expense represents the application of a new accounting pronouncement. Prior to this quarter, excess benefits were recorded in stockholders’ equity. The other discrete item is a credit to income tax expense of $1.3 million resulting from anticipated recoveries of income taxes paid for the 2013-2015 tax years. Collectively, these discrete items, representing 4.3% of the ratio, lowered our effective tax rate to 34.1% as compared to 38.6% for the three months ended March 31, 2017 and 2016, respectively.  See “Item 1 — Note 9 (Income Taxes)” for an explanation of the change in effective tax rate.

Comprehensive income includes net income and other comprehensive income or loss. Other comprehensive income for the three months ended March 31, 2017 and 2016, reflects after tax changes in fair value of securities held in our portfolio of securities available for sale and a reclassification out of cumulative other comprehensive income for securities sold.  See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Analysis of Financial Condition—As of March 31, 2017 Compared to December 31, 2016

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	March 31,	December 31,
Type of Investment	2017	2016
Fixed maturities	$597,675	$584,361
Equity securities	50,286	50,803
Short-term investments	5,001	5,002
Investment real estate, net	13,104	11,435
Total	$666,066	$651,601

See “Item 1 —Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of unearned ceded written premiums that will be earned pro-rata in the future. The decrease of $74.6 million to $49.8 million was primarily due to the amortization of reinsurance costs relating to our catastrophe reinsurance program beginning June 1, 2016.

Premiums receivable represents amounts receivable from policyholders. The increase in premiums receivable of $2.4 million to $56.2 million as of March 31, 2017 relates to the growth in the Company’s business and seasonality of our business.

Deferred tax assets and liabilities represent temporary differences between U.S. GAAP and the tax basis of a company's assets and liabilities. During the three months ended March 31, 2017 deferred tax assets increased by $4.7 million primarily due to fluctuations in unearned premiums, unrealized gains and losses, deferred policy acquisition costs, and equity based compensation.

See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and loss adjustment expenses decreased $27.0 million to $31.5 million during the three months ended March 31, 2017. This reduction was the result of continuing initiatives to expedite claims payments including the ability of our mobile claims teams to rapidly settle certain claims, which we refer to as “Fast Track,” and the anticipated benefit from subrogation collections.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $9.0 million to $484.8 million as of March 31, 2017 reflects both organic growth and seasonality of our business as described under “– Overview”.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies.  The increase of $10.6 million to $28.4 million as of March 31, 2017 reflects both organic growth and seasonality of our business as described under “– Overview”.

Reinsurance payable, net decrease of $41.0 million to $39.9 million was the result of installments payments to reduce the Company’s remaining obligation to the costs incurred under the Company’s 2016/2017 reinsurance program entered into as of June 1, 2016.

Income taxes payable increased $22.4 million to $19.2 million as of March 31, 2017 from an income tax recoverable of $3.2 million as of December 31, 2016. The increase represents amounts due to taxing jurisdictions within one year and arise when tax obligations exceed tax payments. Income taxes payable of $19.2 million as of March 31, 2017 represents amounts payable for federal and state income taxes.

See “– Liquidity and Capital Resources” for explanation of changes in total capital.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that in the future funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of March 31, 2017, was $160.4 million compared to $105.7 million at December 31, 2016. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2017, and December 31, 2016.  The increase in cash and cash equivalents was driven by cash flows generated from profits and operations in excess of those used for investing and financing activities. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.

The balance of restricted cash and cash equivalents as of March 31, 2017 and December 31, 2016 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As referenced in “Item 1 — Note 7 (Long-Term Debt),” UVE entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in March 2013, which was most recently amended in July 2015. The DB Loan makes available to UVE an unsecured line of credit in an aggregate amount not to exceed $15 million. Draws under the DB Loan would have a maturity date of July 31, 2017 and carry an interest rate of LIBOR plus a margin of 5.50% or Deutsche Bank’s prime rate plus a margin of 3.50%, at the election of UVE. The DB Loan contains certain covenants and restrictions applicable while amounts are outstanding thereunder, including limitations with respect to our indebtedness, liens, distributions, mergers or dispositions of assets, organizational structure, transactions with affiliates and business activities. As of March 31, 2017, UVE was in compliance with all such covenants, and no amounts have been drawn under this unsecured line of credit.

Liquidity for UVE and its non-insurance subsidiaries is required to cover the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, and interest and principal payments on outstanding debt obligations, if any. The declaration and payment of future dividends by UVE to its shareholders, and any future repurchases of UVE common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for UVE and its non-insurance subsidiaries include revenues generated from fees paid by the Insurance Entities to affiliated companies for policy administration, inspections and claims adjusting services. Additional sources of liquidity include brokerage commissions earned on reinsurance contracts, policy fees and any unused credit lines. UVE also maintains investments in equity securities which would generate funds upon sale. As discussed in “Item 1 – Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions as referenced in “Item I – Note 5 – Insurance Operations.” During the three months ended March 31, 2017 and the year ended December 31, 2016, the Insurance Entities did not pay dividends to UVECF.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2017, we had total capital of $412.8 million, comprised of stockholders’ equity of $398.8 million and total long-term debt of $14.0 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 3.4% and 3.5%, respectively, at March 31, 2017. At December 31, 2016, we had total capital of $386.2 million, comprised of stockholders’ equity of $371.2 million and total long-term debt of $15.0 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 3.9% and 4.0%, respectively, at December 31, 2016.

As described in our Form 10-K for the year ended December 31, 2016, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrues per the terms of the note agreement. At March 31, 2017, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus was in excess of regulatory requirements for both UPCIC and APPCIC.

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

During the three months ended March 31, 2017, we repurchased an aggregate of 100,079 shares of UVE’s common stock in the open market. Also see “Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended March 31, 2017.

Cash Dividends

On January 23, 2017, we declared a cash dividend of $0.14 per share on our outstanding common stock which was paid on March 2, 2017, to the shareholders of record at the close of business on February17, 2017.

On April 12, 2017, we declared a cash dividend of $0.14 per share on our outstanding common stock payable on July 3, 2017, to the shareholders of record at the close of business on June14, 2017.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2017 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$31,463	$20,136	$9,093	$1,636	$598
Long-term debt	15,666	1,357	5,222	3,298	5,789
Covered loss index swaps	44,100	4,100	15,000	10,000	15,000
Total contractual obligations	$91,229	$25,593	$29,315	$14,934	$21,387

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and making the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2017.

Critical Accounting Policies and Estimates

Other than as disclosed in “Item 1 — Note 2 (Significant Accounting Policies),” there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements Not Yet Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance intended to reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance will result in a change in presentation of the statement of cash flows and is not expected to impact our results of operations, financial position or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of fixed maturities, equity securities and short-term investments (“Financial Instruments”). We carry all of our Financial Instruments at market value in our statement of financial condition. Our investment portfolio as of March 31, 2017 is comprised of fixed maturities, equity securities and short-term investments, which thereby expose us to changes in interest rates and equity prices.

The primary objective of the portfolio is the preservation of capital and providing adequate liquidity for claims payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income. None of our investments in risk-sensitive Financial Instruments were entered into for trading purposes.

See “Item 1 – Note 3 (Investments)” for more information about our Financial Instruments.

Interest Rate Risk

Interest rate risk is the sensitivity of a fixed-rate Financial Instruments to changes in interest rates. When interest rates rise, the fair value of our fixed-rate Financial Instruments declines.

The following table provides information about our fixed income Financial Instruments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for fixed income Financial Instruments available for sale as of the dates presented (in thousands):

	March 31, 2017
	Amortized Cost								Fair Value
	2017	2018	2019	2020	2021	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$38,659	$45,980	$85,713	$50,221	$57,400	$100,413	$229,167	$607,553	$602,676
Weighted average interest rate	1.77%	2.41%	1.86%	2.20%	2.26%	4.37%	2.94%	2.78%	2.77%

	December 31, 2016
	Amortized Cost								Fair Value
	2017	2018	2019	2020	2021	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$48,919	$46,183	$84,855	$41,500	$57,071	$88,861	$229,072	$596,461	$589,363
Weighted average interest rate	2.03%	2.41%	1.87%	2.15%	2.26%	4.53%	2.96%	2.79%	2.78%

(1)	Comprised of mortgage-backed and asset-backed securities that have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the fixed maturities. The fixed income Financial Instruments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock, mortgage-backed and asset-backed securities, municipal securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity Financial Instruments in our available for sale portfolio at March 31, 2017 was 3.4 years.

To a lesser extent, we also have exposure to interest on our debt obligations which are in the form of a surplus note, and on any amounts we draw under the DB Loan. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate. Draws under the DB Loan accrue interest at a rate based on LIBOR or Deutsche Bank’s prime rate plus an applicable margin.

Equity Price Risk

Equity price risk is the potential for loss in fair value of Financial Instruments in common stock and mutual funds from adverse changes in the prices of those Financial Instruments.

The following table provides information about the Financial Instruments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$95	0.2%	$93	0.2%
Mutual funds	50,191	99.8%	50,710	99.8%
Total equity securities	$50,286	100.0%	$50,803	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2017 and December 31, 2016 would have resulted in a decrease of $10.1 million and $10.2 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2017, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In the opinion of management, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of UVE’s repurchases of common stock for the three months ended March 31, 2017 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
1/1/17 - 1/31/17	—	$—	—	—
2/1/17 - 2/28/17	—	$—	—	—
3/1/17 - 3/31/17	100,079	$25.42	100,079	628,182
Total	100,079	$25.42	100,079	628,182

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares was calculated using a closing price at March 31, 2017 of $24.50 per share.

In June 2016, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Exchange Act Rule 10b-18 under the Securities Exchange Act of 1934, as amended, up to $20 million of its outstanding shares of common stock through December 31, 2017. Since June 2016, we have repurchased 199,008 shares pursuant to this program through March 31, 2017 at an aggregate cost of approximately $4.6 million.

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: May 1, 2017	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

Date: May 1, 2017	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer