Form 10-Q
period 2017-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2017-08-03
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,846,561 shares of common stock, par value $0.01 per share, outstanding on July 31, 2017.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2017 and the related condensed consolidated statements of income, comprehensive income for the three and six-month periods ended June 30, 2017 and 2016 and related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016.  These interim financial statements are the responsibility of the Company’s management.

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
Chicago, Illinois August 3, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	June 30,	December 31,
	2017	2016
ASSETS
Fixed maturities, at fair value	$609,909	$584,361
Equity securities, at fair value	9,927	50,803
Short-term investments, at fair value	—	5,002
Investment real estate, net	15,104	11,435
Total invested assets	634,940	651,601

Cash and cash equivalents	245,495	105,730
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	285,480	124,385
Reinsurance recoverable	2,711	106
Premiums receivable, net	64,004	53,833
Other receivables	7,830	5,824
Property and equipment, net	33,066	32,162
Deferred policy acquisition costs	73,591	64,912
Income taxes recoverable	14,820	3,262
Deferred income tax asset, net	—	10,674
Other assets	5,487	4,883
Total assets	$1,370,059	$1,060,007
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$22,645	$58,494
Unearned premiums	536,363	475,756
Advance premium	24,808	17,796
Accounts payable	3,735	3,187
Reinsurance payable, net	311,897	80,891
Deferred income tax liability, net	2,044	—
Other liabilities and accrued expenses	33,896	37,665
Long-term debt	13,603	15,028
Total liabilities	948,991	688,817

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	454	453
Authorized shares - 55,000
Issued shares - 45,447 and 45,324
Outstanding shares - 34,821 and 35,052
Treasury shares, at cost - 10,626 and 10,272	(95,901)	(86,982)
Additional paid-in capital	86,358	82,263
Accumulated other comprehensive income (loss), net of taxes	(2,458)	(6,408)
Retained earnings	432,615	381,864
Total stockholders' equity	421,068	371,190
Total liabilities and stockholders' equity	$1,370,059	$1,060,007

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$296,191	$271,921	$541,606	$499,894
Change in unearned premium	(51,568)	(45,102)	(60,608)	(51,823)
Direct premium earned	244,623	226,819	480,998	448,071
Ceded premium earned	(75,614)	(70,358)	(150,430)	(139,162)
Premiums earned, net	169,009	156,461	330,568	308,909
Net investment income (expense)	3,223	2,142	5,927	3,747
Net realized gains (losses) on investments	1,710	576	1,647	1,243
Commission revenue	4,644	4,210	9,242	8,323
Policy fees	5,250	4,753	9,733	8,867
Other revenue	1,651	1,660	3,244	3,159
Total premiums earned and other revenues	185,487	169,802	360,361	334,248
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	80,184	60,083	150,754	126,200
General and administrative expenses	57,380	54,825	114,313	112,055
Total operating costs and expenses	137,564	114,908	265,067	238,255
INCOME BEFORE INCOME TAXES	47,923	54,894	95,294	95,993
Income tax expense	18,547	21,247	34,719	37,120
NET INCOME	$29,376	$33,647	$60,575	$58,873
Basic earnings per common share	$0.84	$0.96	$1.73	$1.69
Weighted average common shares outstanding - Basic	34,959	35,062	35,049	34,795
Diluted earnings per common share	$0.82	$0.94	$1.68	$1.65
Weighted average common shares outstanding - Diluted	35,958	35,649	36,061	35,575
Cash dividend declared per common share	$0.14	$0.14	$0.28	$0.28

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$29,376	$33,647	$60,575	$58,873
Other comprehensive income (loss), net of taxes	1,486	2,841	3,950	6,122
Comprehensive income	$30,862	$36,488	$64,525	$64,995

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$140,965	$152,639
Cash flows from investing activities:
Proceeds from sale of property and equipment	15	—
Purchases of property and equipment	(2,757)	(3,637)
Purchases of equity securities	(13,275)	(35,267)
Purchases of fixed maturities	(67,517)	(241,613)
Purchases of investment real estate, net	(3,759)	(2,074)
Proceeds from sales of equity securities	56,971	43,766
Proceeds from sales of fixed maturities	6,507	73,907
Maturities of fixed maturities	39,144	22,479
Maturities of short-term investments	5,000	25,000
Net cash provided by (used in) investing activities	20,329	(117,439)
Cash flows from financing activities:
Preferred stock dividend	(5)	(5)
Common stock dividend	(9,803)	(4,915)
Purchase of treasury stock	(8,919)	(6,927)
Sale of treasury stock	—	2,965
Payments related to tax withholding for share-based compensation	(1,367)	(4,831)
Excess tax benefits (shortfall) from share-based compensation	—	(1,818)
Repayment of debt	(1,435)	(1,400)
Net cash provided by (used in) financing activities	(21,529)	(16,931)
Net increase (decrease) in cash and cash equivalents	139,765	18,269
Cash and cash equivalents at beginning of period	105,730	197,014
Cash and cash equivalents at end of period	$245,495	$215,283

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in fifteen states as of June 30, 2017, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

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

The adoption of the new standard resulted in the recognition of excess tax benefit of $0.8 million reflected in the Company’s Condensed Consolidated Statements of Income as an income tax benefit for the six months ended June 30, 2017. Additionally, excess tax benefits on the Company’s Condensed Consolidated Statement of Cash Flows are presented as an operating activity on a prospective basis. The presentation requirement for cash flows related to employee taxes paid for withheld shares did not impact any of the periods presented in the Company’s Condensed Consolidated Statement of Cash Flows since these cash flows have historically been presented as a financing activity. The Company will continue to account for forfeitures as they occur. The standard also modifies the calculation of dilutive earnings per share to no longer use proceeds from tax benefits or deficiencies.

3. Investments

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	June 30, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$78,049	$35	$(545)	$77,539
Corporate bonds	203,843	1,018	(658)	204,203
Mortgage-backed and asset-backed securities	211,044	116	(1,392)	209,768
Municipal bonds	105,110	638	(1,836)	103,912
Redeemable preferred stock	13,727	769	(9)	14,487
Equity Securities:
Mutual funds	12,078	59	(2,210)	9,927
Total	$623,851	$2,635	$(6,650)	$619,836

	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$74,937	$—	$(670)	$74,267
Corporate bonds	192,328	402	(1,300)	191,430
Mortgage-backed and asset-backed securities	216,679	135	(2,038)	214,776
Municipal bonds	94,794	130	(3,727)	91,197
Redeemable preferred stock	12,723	125	(157)	12,691
Equity Securities:
Common stock	214	—	(121)	93
Mutual funds	53,900	407	(3,597)	50,710
Short-term investments	5,000	2	—	5,002
Total	$650,575	$1,201	$(11,610)	$640,166

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

	June 30, 2017		December 31, 2016
		% of Total		% of Total
Comparable Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$133,486	21.8%	$131,260	22.3%
AA	275,041	45.1%	275,480	46.7%
A	118,716	19.5%	107,418	18.2%
BBB	73,979	12.1%	67,263	11.4%
BB+ and Below	3,982	0.7%	3,444	0.6%
No Rating Available	4,705	0.8%	4,498	0.8%
Total	$609,909	100.0%	$589,363	100.0%

The tables above include comparable credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2017		December 31, 2016
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed Securities:
Agency	$106,015	$104,863	$110,724	$109,022
Non-agency	16,752	16,682	19,408	19,265
Asset-backed Securities:
Auto loan receivables	37,216	37,195	37,390	37,429
Credit card receivables	39,894	39,872	38,640	38,568
Other receivables	11,167	11,156	10,517	10,492
Total	$211,044	$209,768	$216,679	$214,776

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (dollars in thousands):

	June 30, 2017
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed Maturities:
U.S. government obligations and agencies	13	$55,479	$(458)	2	$3,471	$(87)
Corporate bonds	107	79,838	(640)	2	312	(18)
Mortgage-backed and asset-backed securities	94	141,724	(1,295)	7	10,462	(97)
Municipal bonds	61	72,065	(1,836)	—	—	—
Redeemable preferred stock	8	979	(9)	—	—	—
Equity Securities:
Mutual funds	—	—	—	3	9,142	(2,210)
Total	283	$350,085	$(4,238)	14	$23,387	$(2,412)

	December 31, 2016
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed Maturities:
U.S. government obligations and agencies	11	$70,453	$(608)	2	$3,504	$(62)
Corporate bonds	116	96,379	(1,219)	4	3,250	(80)
Mortgage-backed and asset-backed securities	73	149,928	(1,923)	5	9,660	(115)
Municipal bonds	69	79,402	(3,726)	—	—	—
Redeemable preferred stock	50	6,340	(158)	—	—	—
Equity Securities:
Common stock	1	18	(7)	2	75	(115)
Mutual funds	3	28,020	(774)	2	11,529	(2,823)
Total	323	$430,540	$(8,415)	15	$28,018	$(3,195)

Evaluating Investments for Other Than Temporary Impairment (“OTTI”)

At June 30, 2017, the Company held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity and equity securities the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, we believe that our fixed income portfolio is of high quality and that we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses for securities available for sale at June 30, 2017 are other than temporary.

As of June 30, 2017, the Company held approximately $9.1 million equity securities that were in an unrealized loss position twelve months or longer. The unrealized loss on these equity securities was $2.2 million. Based on our analysis, the Company believes each equity security will recover in a reasonable period of time and the Company has the intent and ability to hold them until recovery. There were no OTTI losses recognized in the periods presented on the equity portfolio.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	June 30, 2017
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$55,635	$55,622
Due after one year through five years	233,199	233,244
Due after five years through ten years	41,299	41,295
Due after ten years	56,869	55,493
Mortgage-backed and asset-backed securities	211,044	209,768
Perpetual maturity securities	13,727	14,487
Total	$611,773	$609,909

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Proceeds from sales and maturities (fair value)	$85,293	$112,786	$107,622	$165,152
Gross realized gains	$1,813	$576	$1,813	$1,261
Gross realized losses	$(103)	$—	$(166)	$(18)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fixed maturities	$3,206	$2,160	$5,916	$3,992
Equity securities	338	239	720	442
Short-term investments	7	14	22	45
Other (1)	188	281	332	437
Total investment income	3,739	2,694	6,990	4,916
Less: Investment expenses (2)	(516)	(552)	(1,063)	(1,169)
Net investment (expense) income	$3,223	$2,142	$5,927	$3,747

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30, 2017	December 31, 2016
Income Producing:
Investment real estate	$6,918	$6,918
Less: Accumulated depreciation	(371)	(281)
	6,547	6,637
Non-Income Producing:
Properties under development	8,557	4,798
Investment real estate, net	$15,104	$11,435

4. Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1st of each year. The Company’s current reinsurance program consists of catastrophe excess of loss reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company remains responsible for the settlement of insured losses irrespective of the ability of any of its reinsurers to make payments otherwise due to the Company.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2017			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	June 30,	December 31,
Reinsurer	Company	Services	Service, Inc.	2017	2016
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	$—	$46,364

Total (2)				$—	$46,364

(1)	No rating is available, because the fund is not rated.
(2)	Amounts represent prepaid reinsurance premiums.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2017			2016
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$296,191	$244,623	$85,656	$271,921	$226,819	$58,434
Ceded	(311,338)	(75,614)	(5,472)	(72,874)	(70,358)	1,649
Net	$(15,147)	$169,009	$80,184	$199,047	$156,461	$60,083

	Six Months Ended June 30,
	2017			2016
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$541,606	$480,998	$156,439	$499,894	$448,071	$124,581
Ceded	(311,524)	(150,430)	(5,685)	(146,933)	(139,162)	1,619
Net	$230,082	$330,568	$150,754	$352,961	$308,909	$126,200

The following prepaid reinsurance premiums and reinsurance recoverable (payable) and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2017	2016
Prepaid reinsurance premiums	$285,480	$124,385
Reinsurance recoverable on unpaid losses and LAE	$1,393	$106
Reinsurance recoverable (payable) on paid losses	1,318	(1,532)
Reinsurance receivable, net	—	186
Reinsurance recoverable (payable) and receivable	$2,711	$(1,240)

5. Insurance Operations

Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
DPAC, beginning of period	$66,524	$61,158	$64,912	$60,019
Capitalized Costs	39,898	36,825	73,654	67,411
Amortization of DPAC	(32,831)	(30,793)	(64,975)	(60,240)
DPAC, end of period	$73,591	$67,190	$73,591	$67,190

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). UPCIC also is subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer its principal regulatory authority is the FLOIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”), without prior regulatory approval is limited by the provisions of Florida Statutes. These dividends are referred to as “ordinary dividends.” However, if an ordinary dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In accordance with Florida Statutes, and based on the calculations performed by the Company as of December 31, 2016, UPCIC has the capacity to pay ordinary dividends of $57.7 million during 2017. APPCIC does not have the capacity to pay ordinary dividends during 2017. For the six months ended June 30, 2017, no dividends were paid from UPCIC or APPCIC to UVECF. Dividends paid to the shareholders of UVE in 2017 have been paid from the earnings of UVE and its non-insurance subsidiaries.

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

	June 30,	December 31,
	2017	2016
Ten percent of total liabilities
UPCIC	$67,094	$57,560
APPCIC	$534	$464
Statutory capital and surplus
UPCIC	$351,233	$313,753
APPCIC	$17,531	$17,280

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of June 30, 2017. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30,	December 31,
	2017	2016
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,920	$3,952

6. Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$31,463	$84,975	$58,494	$98,840
Less: Reinsurance (recoverable) payable	2,353	(7,709)	(106)	(13,540)
Net balance at beginning of period	33,816	77,266	58,388	85,300
Incurred (recovered) related to:
Current year	79,075	60,084	149,549	126,185
Prior years	1,109	(1)	1,205	15
Total incurred	80,184	60,083	150,754	126,200
Paid related to:
Current year	62,141	54,041	85,031	72,659
Prior years	30,607	26,122	102,859	81,655
Total paid	92,748	80,163	187,890	154,314
Net balance at end of period	21,252	57,186	21,252	57,186
Plus: Reinsurance recoverable	1,393	2,958	1,393	2,958
Balance at end of period	$22,645	$60,144	$22,645	$60,144

7. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2017	2016
Surplus note	$13,603	$14,338
Promissory note	—	690
Total	$13,603	$15,028

UPCIC was in compliance with the terms of the surplus note as of June 30, 2017.

In addition to the long-term debt listed above, UVE has an unsecured line of credit that contains certain covenants and restrictions applicable while amounts are outstanding thereunder. UVE had not borrowed any amounts under this line of credit as of June 30, 2017.

8. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the six months ended June 30, 2017 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2016	45,324	(10,272)	35,052
Shares repurchased	—	(354)	(354)
Vesting of performance share units	115	—	115
Stock option exercises	71	—	71
Shares acquired through cashless exercise (1)	—	(63)	(63)
Shares cancelled	(63)	63	—
Balance, as of June 30, 2017	45,447	(10,626)	34,821

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or performance share units vested. These shares have been cancelled by the Company.

In June 2016, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $20 million of its outstanding shares of common stock through December 31, 2017. During the six months ended June 30, 2017, UVE repurchased 354,293 shares, at an aggregate price of approximately $8.9 million, pursuant to such repurchase program.

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

9. Income Taxes

During the three months ended June 30, 2017 and 2016, the Company recorded approximately $18.5 million and $21.2 million of income tax expense, respectively. The effective tax rate for each of the three months ended June 30, 2017 and 2016 was 38.7%.

During the six months ended June 30, 2017 and 2016, the Company recorded approximately $34.7 million and $37.1 million of income tax expense, respectively. The effective tax rate for the six months ended June 30, 2017 was 36.4% compared to a 38.7% effective tax rate for the same period in the prior year.

During the six months ended June 30, 2017, the Company’s excess tax benefit of $0.8 million was reflected as an income tax benefit in the condensed consolidated statements of income as a component of the provision for income taxes as a result of the adoption of the accounting guidance for share-based payment transactions. See “Note 2 – Significant Accounting Policies – Recently Adopted Accounting Pronouncements” for more information. In addition, during the six months ended June 30, 2017, the Company recorded another discrete item as a credit to income tax expense of $1.2 million resulting from anticipated recoveries of income taxes paid for the 2014-2015 tax years.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2013 through 2015 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator for EPS:
Net income	$29,376	$33,647	$60,575	$58,873
Less: Preferred stock dividends	(2)	(3)	(5)	(5)
Income available to common stockholders	$29,374	$33,644	$60,570	$58,868
Denominator for EPS:
Weighted average common shares outstanding	34,959	35,062	35,049	34,795
Plus: Assumed conversion of stock-based compensation (1)	974	562	987	755
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	35,958	35,649	36,061	35,575
Basic earnings per common share	$0.84	$0.96	$1.73	$1.69
Diluted earnings per common share	$0.82	$0.94	$1.68	$1.65

(1)	Represents the dilutive effect of unvested Restricted Stock, unvested Performance Share Units and unexercised Stock Options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended June 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$4,116	$1,574	$2,542	$5,134	$1,937	$3,197
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,710)	(654)	(1,056)	(576)	(220)	(356)
Net current period other comprehensive income (loss)	$2,406	$920	$1,486	$4,558	$1,717	$2,841

	Six Months Ended June 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$8,041	$3,074	$4,967	$11,153	$4,263	$6,890
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(1,647)	(630)	(1,017)	(1,243)	(475)	(768)
Net current period other comprehensive income (loss)	$6,394	$2,444	$3,950	$9,910	$3,788	$6,122

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
Details about Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	2017	2016	2017	2016	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$1,710	$576	$1,647	$1,243	Net realized gains (losses) on investments
	(654)	(220)	(630)	(475)	Income taxes
	$1,056	$356	$1,017	$768	Net of tax

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value including those on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	June 30, 2017
	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. government obligations and agencies	$—	$77,539	$—	$77,539
Corporate bonds	—	204,203	—	204,203
Mortgage-backed and asset-backed securities	—	209,768	—	209,768
Municipal bonds	—	103,912	—	103,912
Redeemable preferred stock	—	14,487	—	14,487
Equity Securities:
Mutual funds	9,927	—	—	9,927
Total assets accounted for at fair value	$9,927	$609,909	$—	$619,836

	Fair Value Measurements
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. government obligations and agencies	$—	$74,267	$—	$74,267
Corporate bonds	—	191,430	—	191,430
Mortgage-backed and asset-backed securities	—	214,776	—	214,776
Municipal bonds	—	91,197	—	91,197
Redeemable preferred stock	—	12,691	—	12,691
Equity Securities:
Common stock	93	—	—	93
Mutual funds	50,710	—	—	50,710
Short-term investments	—	5,002	—	5,002
Total assets accounted for at fair value	$50,803	$589,363	$—	$640,166

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	June 30, 2017		December 31, 2016
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$13,603	$12,165	$14,338	$13,282
Promissory note	$—	$—	$690	$690

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of June 30, 2017.

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

•	Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation, and
•	Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we write could have a material adverse effect on our financial condition or our results of operations.

Risks Relating to Investments

•	We are subject to market risk which may adversely affect investment income, and
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

•	Our Insurance Entities are subject to examination and actions by state insurance departments.

Risks Relating to Debt Obligations

•	Our revolving line of credit has restrictive terms, and our failure to comply with any of these terms could have an adverse effect on our business and prospects, and
•	Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms.

Risks Relating to Ownership of Our Common Stock

•	The price of our common stock may fluctuate significantly, and you could lose all or part of your investment,
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

Overview

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the Company”) is the largest private personal residential insurance company in Florida by direct written premium in-force, with approximately 9.8% market share as of March 31, 2017, according to the most recent data reported by the Florida Office of Insurance Regulation (“FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), currently write personal residential insurance policies, predominantly in Florida with $479.9 million in direct written premium for the six months ended June 30, 2017. UPCIC also writes homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, and Virginia with $61.7 million in direct written premium for the six months ended June 30, 2017, and is licensed to issue policies in Iowa, New Hampshire, New York, and West Virginia. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

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

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 8,600 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated structure, expand our independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service through our vertically integrated business. We believe each of these strategies in recent years has contributed towards earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our results for the three and six months ended June 30, 2017 compared to the same period in 2016.

Our overall organic growth strategy emphasizes taking prudent measures to increase our footprint, policy count and improve the quality of our business rather than merely increasing our policy count. Our focus on long-term capital strength and organic growth allows us to be selective in the risks we accept. Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of organically expanding our premium growth through our independent agent distribution network, streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new local relationships and business and we take the time to learn about each new market and any of its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from many of our competitors that have grown in recent years primarily through assumption of policies from Citizens Property Insurance Corporation, Florida’s statutory residual property insurance market.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states for over two years. Our total insured value for states outside of Florida increased from 18.5% as of June 30, 2016 to 23.7% as of June 30, 2017. The following table provides direct written premium for Florida and other states for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended
	June 30, 2017		June 30, 2016		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$261,430	88.3%	$247,483	91.0%	$13,947	5.6%
Other states	34,761	11.7%	24,438	9.0%	10,323	42.2%
Total	$296,191	100.0%	$271,921	100.0%	$24,270	8.9%

	For the Six Months Ended
	June 30, 2017		June 30, 2016		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$479,868	88.6%	$456,843	91.4%	$23,025	5.0%
Other states	61,738	11.4%	43,051	8.6%	18,687	43.4%
Total	$541,606	100.0%	$499,894	100.0%	$41,712	8.3%

Second-Quarter 2017 Highlights

•	Gross direct written premiums overall grew by $24.3 million, or 8.9%, to $296.2 million compared to the second quarter in 2016.
•	Highest quarterly written premium in the Company’s history with growth (total 8.9%) both inside Florida (5.6%) and in other states (42.2%).
•	$1 billion of in-force premium milestone reached this quarter.
•	Net earned premiums grew by $12.5 million, or 8.0%, to $169.0 million compared to the second quarter in 2016.
•	Total revenues increased by $15.7 million, or 9.2%, to $185.5 million compared to the second quarter in 2016.
•	Weather events and increases to the core loss ratio impacted results during the second quarter of 2017.
•	Expense ratio improved as reflected in a reduction from 35% to 33.9% quarter over quarter.
•	Completed our 2017 – 2018 reinsurance program.
•	Declared dividends of $0.14 per share.
•	Repurchased approximately 254 thousand shares during the quarter at an aggregate cost of $6.4 million.
•	Wrote our first policy in New Jersey.
•	UPCIC filed for an overall 3.4% rate increase in Florida effective September 2017 (subject to regulatory approval).

UPCIC’s 2017-2018 Reinsurance Program

Third-Party Reinsurance

Our annual reinsurance program, which is segmented into layers of coverage, as is industry practice, protects us against excess property catastrophe losses. Our 2017-2018 reinsurance program includes the mandatory coverage required by law to be placed with the Florida Hurricane Catastrophe Fund (“FHCF”), in which we have elected to participate at 90%, or the highest level, and also includes private reinsurance below, alongside and above the FHCF layer. In placing our 2017-2018 reinsurance program, we obtained multiple years of coverage for an additional portion of the program. We believe this multi-year arrangement will allow us to capitalize on favorable pricing and contract terms and conditions and allow us to mitigate uncertainty with respect to the price of future reinsurance coverage, our single largest cost.

The total cost of UPCIC’s private catastrophe reinsurance program for all states as described below, effective June 1, 2017 through May 31, 2018, is $155.5 million. In addition, UPCIC has purchased reinstatement premium protection as described below, the cost of which is $25.7 million. The largest private participants in UPCIC’s reinsurance program include leading reinsurance companies and providers such as Nephila Capital, Everest Re, RenaissanceRe, Chubb Tempest Re and Lloyd’s of London syndicates.

UPCIC’s Retention

UPCIC has a net retention of $35 million per catastrophe event for losses incurred, in all states, up to a first event loss of $2.65 billion. UPCIC also purchases a separate underlying catastrophe program to further reduce its retention for all losses occurring in any state other than Florida (the “Other States Reinsurance Program”). UPCIC retains only $5 million under its Other States Reinsurance Program in the first event and only $1 million under its Other States Reinsurance Program for the second through fourth events. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.

First Layer

Immediately above UPCIC’s net retention, we have $55 million of reinsurance coverage from third-party reinsurers for up to four separate catastrophic events, for all states. Specifically, we have purchased reinsurance coverage for the first and third catastrophic events, and each such coverage allows for one reinstatement upon the payment of reinstatement premiums, which would cover the second and fourth catastrophic events. This coverage has been obtained from three contracts as follows:

•	68.33% of $55 million in excess of $35 million provides coverage on a multi-year basis through May 31, 2019;

•	31.67% of $55 million in excess of $35 million provides coverage for the 2017-2018 period; and

•

100% of $55 million in excess of $35 million and in excess of $110 million otherwise recoverable (from the first and second events) provides the third and fourth event coverage for the 2017-2018 period.

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

Second Layer

Above the first layer, for losses exceeding $90 million, we have purchased a second layer of coverage for losses up to $445 million – in other words, for the next $355 million of losses. This coverage has been obtained from two contracts as follows:

•	58% of $355 million in excess of $90 million provides coverage through May 31, 2020; and

•	42% of $355 million in excess of $90 million provides coverage for the 2017-2018 period

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

Third Layer

Above the first and second layers, we have purchased a third layer of coverage for losses up to $540 million – in other words, for the next $95 million of losses.  This coverage was obtained from two contracts as follows:

•	68.33% of $95 million in excess of $445 million provides coverage on a multi-year basis through May 31, 2019; and

•	31.67% of $95 million in excess of $445 million provides coverage for the 2017-2018 period.

In this layer, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event, we have purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of these coverages. Both of these contracts extend coverage to all states.

Fourth, Fifth and Sixth Layers

In the fourth, fifth and sixth layers, we have purchased reinsurance for $55 million of coverage in excess of $540 million in losses incurred by us (net of the FHCF layer), $193 million of coverage in excess of $595 million in losses incurred by us (net of the FHCF layer), and $125 million of coverage in excess of $788 million, respectively, for a total of $878 million of coverage (net of the FHCF layer) by third-party reinsurers. With respect to the fourth layer, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of this coverage. All three layers’ coverage extends to all states.

UPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second, third, fourth, fifth and sixth reinsurance layers all attach at $90 million. Any layers above the $90 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. This means that, unless losses exhaust the top layer of our coverage, we are exposed to only $35 million in losses, pre-tax, per catastrophe for each of the first four events. In addition to tax benefits that could reduce our ultimate loss, we anticipate that certain fees paid to our subsidiary service providers by our Insurance Entities and, indirectly, our reinsurers, would also increase during an active hurricane season, which could also offset claim-related losses we would have to pay on our insurance policies.

Other States Reinsurance Program

The total cost of UPCIC’s private catastrophe reinsurance program for other states as described below, effective June 1, 2017 through May 31, 2018, is $8.9 million. In addition, UPCIC has purchased reinstatement premium protection as described below, the cost of which is $1.85 million.

Effective June 1, 2017 through June 1, 2018, under an excess catastrophe contract specifically covering risks located outside the state of Florida and intended to further reduce UPCIC’s $35 million net retention, as noted above, UPCIC has obtained catastrophe coverage of $30 million in excess of $5 million covering certain loss occurrences, including hurricanes, in states outside of Florida. This catastrophe coverage has a second full limit available with additional premium calculated pro rata as to amount and 100% as to time, as applicable. All catastrophe layers are placed with a cascading feature so that all capacity could be made available in excess of $5 million under certain loss scenarios. Further, UPCIC purchased subsequent catastrophe event excess of loss reinsurance specifically covering risks outside of Florida to cover certain levels of loss through four catastrophe events including hurricanes. Specifically, UPCIC obtained catastrophe coverage that covers 100% of $4,000,000 excess of $1,000,000 in excess of $4,000,000 otherwise recoverable. This coverage has two free reinstatements and a total of $12,000,000 of coverage available to UPCIC.

In certain circumstances involving a first catastrophic event impacting both Florida and other states, UPCIC’s retention could result in pre-tax net liability as low as $5,000,000 – the $35 million net retention under the all states reinsurance program could be offset by as much as $30 million in coverage under the Other States Reinsurance Program – or 1.5% of UPCIC’s statutory policyholders’ surplus as of March 31, 2017.

FHCF

UPCIC’s third-party reinsurance program supplements the FHCF coverage we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2017, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $1,930 million, or $1,737 million, in excess of $595 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2017 hurricane season is $116.6 million.

Coverage purchased from third-party reinsurers, as described above, adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our Florida portfolio due to a land falling hurricane.

The third-party reinsurance we purchase for UPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, UPCIC has reinsurance coverage of up to $2,650 million for the first event, as illustrated by the graphic below. Should a catastrophic event occur, we would retain up to $35 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

UPCIC All States 1st Event

UPCIC Other States Non-Florida 1st Event

APPCIC’s 2017-2018 Reinsurance Program

Third-Party Reinsurance

The total cost of APPCIC’s private catastrophe and multiple line excess reinsurance program, effective June 1, 2017 through May 31, 2018, is $1.88 million. In addition, APPCIC has purchased reinstatement premium protection as described below, the cost of which is $59,500. The largest private participants in APPCIC’s reinsurance program include leading reinsurance companies such as Everest Re, Chubb Tempest Re, Hiscox, Hannover Ruck, and Lloyd’s of London syndicates.

APPCIC’s Retention

APPCIC has a net retention of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $29.2 million. This retention amount is gross of any potential tax benefit we would receive in paying such losses.

First Layer

Immediately above APPCIC’s net retention we have $3.2 million of reinsurance coverage from third-party reinsurers. Specifically, we have purchased reinsurance coverage for the first event, and such coverage allows for one reinstatement upon the payment of reinstatement premiums, which would cover the second and potentially more catastrophic events. We have purchased reinstatement premium protection to pay the required premium necessary for the initial reinstatement of this coverage for a second catastrophic event.

Second and Third Layers

In the second and third layers, we have purchased reinsurance for $1.7 million of coverage in excess of $5.2 million in losses incurred by us (net of the FHCF layer) and $7 million of coverage in excess of $6.9 million in losses incurred by us (net of the FHCF layer), respectively.

APPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second and third reinsurance layers all attach at $2 million. Any layers above the $2 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. This means that, unless losses exhaust the top layer of our coverage, we are only exposed to $2 million in losses, pre-tax, per catastrophe for each of the first two events. In addition to tax benefits that could reduce our ultimate loss, we anticipate that certain fees paid to our subsidiary service providers by our Insurance Entities and, indirectly, our reinsurers would also increase during an active hurricane season, which could also offset losses we would have to pay on our insurance policies.

FHCF

APPCIC’s third-party reinsurance program is used to supplement the FHCF reinsurance we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2017, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $17 million, or $15.3 million, in excess of $5.2 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2017 hurricane season is $1.0 million. Factoring in our estimated coverage under the FHCF, we purchase coverage alongside our FHCF coverage from third-party reinsurers as described above, which adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our portfolio impacted by a land falling hurricane.

The third-party reinsurance we purchase for APPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, APPCIC has reinsurance coverage of up to $29.2 million, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $2 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

APPCIC 1st Event

Multiple Line Excess of Loss

APPCIC also purchases extensive multiple line excess per risk reinsurance with various reinsurers due to the high valued risks it insures in both the personal residential and commercial multiple peril lines of business. Under this multiple line excess per risk contract, APPCIC has coverage of $8.5 million in excess of $500 thousand ultimate net loss for each risk and each property loss, and $1 million in excess of $0.3 million for each casualty loss. A $19.5 million aggregate limit applies to the term of the contract for property related losses and a $2.0 million aggregate limit applies to the term of the contract for casualty-related losses. This contract also contains a profit sharing feature available to APPCIC if the contract meets specific performance measures.

Results of Operations — Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net income decreased by $4.3 million, or 12.7%, to $29.4 million for the three months ended June 30, 2017, compared to $33.6 million for the three months ended June 30, 2016. The decrease in net income was primarily the result of total premiums earned and other revenues increasing $15.7 million, or 9.2%, over the same period in 2016, offset by an increase in losses and loss adjustment expenses for the quarter compared to the same period in 2016. In the second quarter, the Company increased its core loss ratio for accident year 2017 as a result of increased weather events occurring during 2017 and recorded an increase in prior year development to strengthen reserves this quarter related to the fourth quarter 2016 storm, Hurricane Matthew. General and administrative expenses increased 4.7% over same quarter in the prior year to $57.4 million as compared to $54.8 million. General and administrative expenses as a percentage of earned premium decreased from 35% in the second quarter in 2016 to 33.9% this quarter. Our growth in written premium in Florida increased, 5.6%, to $261.4 million, and in our expansion states outside Florida increased 42.2% to $34.8 million. Diluted earnings per common share decreased by $0.12 to $0.82 for the three months ended June 30, 2017, compared to $0.94 for the three months ended June 30, 2016, as a result of a decrease in net income. A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Three Months Ended
	June 30,		Change
	2017	2016	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$296,191	$271,921	$24,270	8.9%
Change in unearned premium	(51,568)	(45,102)	(6,466)	14.3%
Direct premium earned	244,623	226,819	17,804	7.8%
Ceded premium earned	(75,614)	(70,358)	(5,256)	7.5%
Premiums earned, net	169,009	156,461	12,548	8.0%
Net investment income (expense)	3,223	2,142	1,081	50.5%
Net realized gains (losses) on investments	1,710	576	1,134	196.9%
Commission revenue	4,644	4,210	434	10.3%
Policy fees	5,250	4,753	497	10.5%
Other revenue	1,651	1,660	(9)	-0.5%
Total premiums earned and other revenues	185,487	169,802	15,685	9.2%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	80,184	60,083	20,101	33.5%
General and administrative expenses	57,380	54,825	2,555	4.7%
Total operating costs and expenses	137,564	114,908	22,656	19.7%
INCOME BEFORE INCOME TAXES	47,923	54,894	(6,971)	-12.7%
Income tax expense	18,547	21,247	(2,700)	-12.7%
NET INCOME	$29,376	$33,647	$(4,271)	-12.7%
Other comprehensive income (loss), net of taxes	1,486	2,841	(1,355)	-47.7%
COMPREHENSIVE INCOME	$30,862	$36,488	$(5,626)	-15.4%

Premiums earned, net in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time. Premiums earned, net were $169.0 million for the three months ended June 30, 2017, compared to $156.5 million for the three months ended June 30, 2016. The increase in net earned premiums of $12.5 million, or 8.0%, includes an increase in direct earned premiums of $17.8 million offset by an increase in ceded earned premiums of $5.3 million. Direct written premiums increased $24.3 million, or 8.9%, due in part to an increase in Florida business of $14.0 million, or 5.6%, over the prior year and an increase in other states of $10.3 million, or 42.2%, over the same period in 2016.

Our reinsurance programs run from June 1 to May 31 of the following year. The net increase in ceded earned premiums of $5.3 million is attributable to increased costs associated with our reinsurance program. The increase in ceded premiums earned was due to increased ceded exposure from policy growth, which increased total policy insured value, increases to our reinsurance limits and costs associated with lower reinsurance attachment points for our growth in business outside of Florida.

Net investment income was $3.2 million for the three months ended June 30, 2017, compared to $2.1 million for the same three months in 2016. The increase in net investment income of $1.1 million is the result of an increase in fixed maturities and actions taken to increase yield by investing funds along with maturities in higher yielding securities while maintaining high credit quality. In addition, investment related expenses have declined year over year as a result of changes implemented in 2016. Total average investments were $652.0 million with an average credit rating of AA- during the three months ended June 30, 2017 compared to $574.2 million with an average credit rating of AA- for the same period in 2016.

We sell investment securities from our portfolio of securities available for sale from time to time when opportunities arise or circumstances could result in greater losses if held. We sold investment securities available for sale during the three months ended June 30, 2017 generating net realized gains of $1.7 million compared to net realized gains of $576 thousand for the three months ended June 30, 2016.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the three months ended June 30, 2017 commission revenue was $4.6 million, compared to $4.2 million for the three months ended June 30, 2016. The increase in commission revenue of $434 thousand, or 10.3%, was the result of overall changes in the structure of the reinsurance programs in effect and earned during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, including the amount of premiums paid for reinsurance on our growing exposures and the types of reinsurance contracts used in each program.

Policy fees for the three months ended June 30, 2017, were $5.3 million compared to $4.8 million for the same period in 2016. The increase of $497 thousand, or 10.5%, was the result of an increase in the number of policies written during the three months ended June 30, 2017 compared to the same period in 2016.

Other revenue for each of the three months ended June 30, 2017 and for the same period in 2016 was $1.7 million. Other revenue represents revenue from premium financing and other miscellaneous income.

Losses and LAE, net of reinsurance were $80.2 million for the three months ended June 30, 2017, compared to $60.1 million during the same period in 2016 as follows (dollars in thousands):

	Three Months Ended June 30, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$244,623		$75,614		$169,009

Total losses and loss adjustment expenses	$85,656	35.0%	$5,472	7.2%	$80,184	47.4%

	Three Months Ended June 30, 2016
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$226,819		$70,358		$156,461

Total losses and loss adjustment expenses	$58,434	25.8%	$(1,649)	(2.3%)	$60,083	38.4%

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

Losses and LAE, net were $80.2 million for the three months ended June 30, 2017, compared to $60.1 million during the same period in 2016. The $20.1 million increase over the same quarter in 2016 was principally driven by three factors; first, an increase in our core loss ratio driven by factors discussed below; second, an increase in losses and LAE expenses as a result of increased premium volume; and third, an increase in prior year development of $1.1 million net ($6.5 million gross) to strengthen reserves this quarter related to the fourth quarter 2016 storm, Hurricane Matthew. The core loss ratio was increased to address the following:

•	Continued severe weather events occurring in 2017 beyond expectations
•	General increases to the 2017 accident year core loss ratio, as compared to 2016, based on reported and expected claims to date.

In addition, as our mix of premium relating to polices outside of Florida increases (such policies have a higher loss ratio when compared to results in Florida) our total or blended loss ratio increases. As we continue to increase premium outside of Florida, the higher loss ratio in those states becomes a more significant factor to our overall results driving up the total loss ratio.

As a result of the above, the net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 47.4% and 38.4% during the three months ended June 30, 2017 and 2016, respectively.

General and administrative expenses were $57.4 million for the three months ended June 30, 2017, compared to $54.8 million during the same period in 2016 as follows (dollars in thousands):

	Three Months Ended
	June 30,				Change
	2017		2016		$	%
	$	Ratio	$	Ratio
Premiums earned	$169,009		$156,461		$12,548	8.0%
General and administrative expenses:
Policy acquisition costs	33,022	19.5%	30,643	19.6%	2,379	7.8%
Other operating costs	24,358	14.4%	24,182	15.5%	176	0.7%
Total general and administrative expenses	$57,380	33.9%	$54,825	35.0%	$2,555	4.7%

For the three months ended June 30, 2017, general and administrative expenses were $57.4 million, compared to $54.8 million for the same period in 2016. The increase in general and administrative costs of $2.6 million was the result of increases in other operating costs of $0.2 million and increases in acquisition costs of $2.4 million. Increases in acquisition costs of $2.4 million were the result of increased premium volume. Other operating costs increased $0.2 million as a result of an increase in stock based compensation, an increase in advertising to promote growth within and outside of Florida, offset by a reduction in amounts spent on insurance swap contracts. Overall the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from economies of scale as expenses did not increase at the same rate as revenues. As a result, the ratio as a percentage of net earnings decreased to 33.9% for the three months ended June 30, 2017 compared to 35.0% for the same period in 2016.

Income taxes decreased by $2.7 million, or 12.7%, for the three months ended June 30, 2017, primarily as a result of a decrease in income before income taxes, while the effective tax rate remained unchanged at 38.7%.

Other comprehensive income, net of taxes for the three months ended June 30, 2017 was $1.5 million compared to $2.8 million for the same period in 2016. Other comprehensive income represents after tax changes to equity which are not recognized in net income, including changes in the fair value of securities available for sale held in our portfolio and any reclassifications out of cumulative other comprehensive income for securities sold. See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Results of Operations—Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net income increased by $1.7 million, or 2.9%, to $60.6 million for the six months ended June 30, 2017, compared to $58.9 million for the six months ended June 30, 2016. The increase in net income was the result of total premiums earned and other revenues increasing by $26.1 million or 7.8% over the prior year offset by total operating costs and expenses increasing by $26.8 million, or 11.3% over the prior year and decreased income tax expense of $2.4 million, or 6.5%, over the prior year. Expenses for the six months ended June 30, 2017, include an increase to the Company’s core loss ratio for accident year 2017 as a result of increased weather events occurring during 2017 and an increase in prior year’s reserve development principally to strengthen reserves in 2017 related to the fourth quarter 2016 storm, Hurricane Matthew. Our growth in 2017 has been driven by our organic growth in written premium, both in Florida, up 5.0%, to $479.9 million and in states outside Florida, up 43.4% to $61.7 million. In the second quarter, the Company increased its core loss ratio for 2017 and recorded adverse development related to prior years. Together these adjustments increased losses and LAE in the second quarter. Diluted earnings per common share increased by $0.03 to $1.68 for the six months ended June 30, 2017, compared to $1.65 for the six months ended June 30, 2016, as a result of the increase in net income. A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Six Months Ended
	June 30,		Change
	2017	2016	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$541,606	$499,894	$41,712	8.3%
Change in unearned premium	(60,608)	(51,823)	(8,785)	17.0%
Direct premium earned	480,998	448,071	32,927	7.3%
Ceded premium earned	(150,430)	(139,162)	(11,268)	8.1%
Premiums earned, net	330,568	308,909	21,659	7.0%
Net investment income (expense)	5,927	3,747	2,180	58.2%
Net realized gains (losses) on investments	1,647	1,243	404	32.5%
Commission revenue	9,242	8,323	919	11.0%
Policy fees	9,733	8,867	866	9.8%
Other revenue	3,244	3,159	85	2.7%
Total premiums earned and other revenues	360,361	334,248	26,113	7.8%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	150,754	126,200	24,554	19.5%
General and administrative expenses	114,313	112,055	2,258	2.0%
Total operating costs and expenses	265,067	238,255	26,812	11.3%
INCOME BEFORE INCOME TAXES	95,294	95,993	(699)	-0.7%
Income tax expense	34,719	37,120	(2,401)	-6.5%
NET INCOME	$60,575	$58,873	$1,702	2.9%
Other comprehensive income, net of taxes	3,950	6,122	(2,172)	-35.5%
COMPREHENSIVE INCOME	$64,525	$64,995	$(470)	-0.7%

Premiums earned, net in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time. Premiums earned, net were $330.6 million for the six months ended June 30, 2017, compared to $308.9 million for the six months ended June 30, 2016. The increase in net earned premiums of $21.7 million, or 7.0%, includes an increase in direct earned premiums of $32.9 million and an increase in ceded earned premiums of $11.3 million. Direct written premiums increased $41.7 million, or 8.3%, which consisted of an increase in Florida business of $23.0 million, or 5.0%, over the prior year and an increase in other states’ business of $18.7 million, or 43.4%, over the same period in 2016.

Our reinsurance programs run from June 1 to May 31 of the following year. The net increase in ceded earned premiums of $11.3 million is attributable to increased costs associated with our reinsurance program. The increase in ceded premiums earned was due to increased ceded exposure from policy growth which increased total policy insured value, increases to our reinsurance limits and our costs associated with lower reinsurance attachment points for our growth in business outside of Florida.

Net investment income was $5.9 million for the six months ended June 30, 2017, compared to $3.7 million for the same six months in 2016. The increase in net investment income of $2.2 million is the result of an increase in fixed maturities and actions taken to increase yield by investing funds along with maturities in higher yielding securities while maintaining high credit quality. Total average investments were $653.7 million with an average credit rating of AA- during the six months ended June 30, 2017 compared to $550.0 million with an average credit rating of AA- for the same period in 2016.

We sell investment securities from our portfolio of securities available for sale from time to time when opportunities arise or circumstances could result in greater losses if held. We sold investment securities available for sale during the six months ended June 30, 2017 generating net realized gains of $1.6 million compared to net realized gains of $1.2 million for the six months ended June 30, 2016.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the six months ended June 30, 2017, commission revenue was $9.2 million, compared to $8.3 million for the six months ended June 30, 2016. The increase in commission revenue of $0.9 million, or 11.0%, was the result of overall changes in the structure of the reinsurance programs in effect and earned during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, including the amount of premiums paid for reinsurance on our growing exposures and the types of reinsurance contracts used in each program.

Policy fees for the six months ended June 30, 2017, were $9.7 million as compared to $8.9 million for the same period in 2016. The increase of $0.9 million, or 9.8%, was the result of an increase in the number of policies written during the six months ended June 30, 2017 compared to the same period in 2016.

Other revenue for each of the six months ended June 30, 2017 and for the same period in 2016 was $3.2 million. Other revenue represents revenue from premium financing and other miscellaneous income. The increase of $85 thousand, or 2.7%, was the result of an increase in the number of financed policies.

Losses and LAE, net of reinsurance were $150.8 million for the six months ended June 30, 2017, compared to $126.2 million during the same period in 2016 as follows (dollars in thousands):

	Six Months Ended June 30, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$480,998		$150,430		$330,568

Total losses and loss adjustment expenses	$156,439	32.5%	$5,685	3.8%	$150,754	45.6%

	Six Months Ended June 30, 2016
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$448,071		$139,162		$308,909

Total losses and loss adjustment expenses	$124,581	27.8%	$(1,619)	(1.2%)	$126,200	40.9%

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

Losses and LAE, net were $150.8 million for the six months ended June 30, 2017, compared to $126.2 million during the same period in 2016. The increase of $24.6 million over the same period last year was principally driven by three factors; first, an increase in our core loss ratio driven by factors discussed below; second, an increase in loss and LAE expense as a result of increased premium volume; and third, an increase in prior years’ reserve development of $1.2 million net ($6.9 million gross) principally to strengthen reserves in 2017 related to the fourth quarter 2016 storm, Hurricane Matthew. The core loss ratio was impacted by:

•	Continued severe weather events occurring in 2017 beyond expectations
•	General increases to the 2017 accident year core loss ratio, as compared to 2016, based on reported and expected claims to date.

In addition, as our mix of premium relating to policies outside of Florida increases (such policies have a higher loss ratio when compared to results in Florida) our total or blended loss ratio increases. As we continue to increase premium outside of Florida, the higher loss ratio in those states becomes a more significant factor to our overall results driving up the total loss ratio.

As a result of the above, the net loss and LAE ratios, or net losses and LAE as a percentage of net earned premiums, were 45.6% and 40.9% during the six months ended June 30, 2017 and 2016, respectively.

General and administrative expenses were $114.3 million for the six months ended June 30, 2017, compared to $112.1 million during the same period in 2016 as follows (dollars in thousands):

	Six Months Ended
	June 30,				Change
	2017		2016		$	%
	$	Ratio	$	Ratio
Premiums earned	$330,568		$308,909		$21,659	7.0%
General and administrative expenses:
Policy acquisition costs	65,450	19.8%	60,239	19.5%	5,211	8.7%
Other operating costs	48,863	14.8%	51,816	16.8%	(2,953)	(5.7%)
Total general and administrative expenses	$114,313	34.6%	$112,055	36.3%	$2,258	2.0%

For the six months ended June 30, 2017, general and administrative expenses were $114.3 million, compared to $112.1 million for the same period in 2016. The net increase in general and administrative costs of $2.3 million was the result of decreases in other operating costs of 2.9 million, offset by increases in acquisition costs of $5.2 million. Increases in acquisition costs of $5.2 million were the result of increased premium volume. Other operating costs decreased $2.9 million as a result of increases in advertising to promote growth within and outside Florida offset by a reduction in stock based compensation and a reduction in amounts spent on insurance swap contracts. Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from economies of scale as expenses did not increase at the same rate as revenues. As a result, the ratio as a percentage of net earnings decreased to 34.6% for the six months ended June 30, 2017 compared to 36.3% for the same period in 2016.

Income taxes decreased by $2.4 million, or 6.5%, primarily as a result of a decrease in income before income taxes, offset by the benefit derived from two discrete items. The first was a credit to income tax expense of $0.8 million for excess tax benefits resulting from stock-based awards that vested and/or were exercised during the six months ended June 30, 2017. This credit to income tax expense represents the application of a new accounting pronouncement. Prior to 2017, excess benefits were recorded in stockholders’ equity. The other discrete item is a credit to income tax expense of $1.2 million resulting from anticipated recoveries of income taxes paid for the 2014-2015 tax years. Collectively, these discrete items, representing 1.9% of the ratio, lowered our effective tax rate to 36.4% for the six months ended June 30, 2017 as compared to 38.7% for the six months ended June 30, 2016.

Other comprehensive income, net of taxes for the six months ended June 30, 2017 was $4.0 million compared to $6.1 million for the same period in 2016. Other comprehensive income represents after tax changes to equity which are not recognized in net income, including changes in the fair value of securities available for sale held in our portfolio and any reclassifications out of cumulative other comprehensive income for securities sold. See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Analysis of Financial Condition—As of June 30, 2017 Compared to December 31, 2016

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	June 30,	December 31,
Type of Investment	2017	2016
Fixed maturities	$609,909	$584,361
Equity securities	9,927	50,803
Short-term investments	—	5,002
Investment real estate, net	15,104	11,435
Total	$634,940	$651,601

See “Item 1 —Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of unearned ceded written premiums that will be earned pro-rata over the coverage period in the future. The increase of $161.1 million to $285.5 million as of June 30, 2017 was due primarily to ceded written premium recorded this quarter for reinsurance costs relating to our 2017-2018 catastrophe reinsurance program beginning June 1, 2017.

Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable of $10.2 million to $64.0 million as of June 30, 2017 relates to the growth in the Company’s business and seasonality of our business.

Deferred income tax assets and liabilities represent temporary differences between U.S. GAAP and the tax basis of the Company's assets and liabilities. During the six months ended June 30, 2017, deferred tax assets decreased by $12.7 million to a deferred tax liability of $2.0 million, primarily due to an increase in ceded written premiums, fluctuations in unearned premiums, unrealized gains and losses, and deferred policy acquisition costs.

Deferred policy acquisition costs increased $8.7 million to $73.6 million as of June 30, 2017, which is in line with the underlying premium growth. See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased $35.8 million to $22.6 million as of June 30, 2017. This reduction was the result of continuing initiatives to expedite claims payments including the ability of our mobile claims teams to rapidly settle certain claims, which we refer to as “Fast Track,” and the anticipated remaining benefit from subrogation collections.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $60.6 million to $536.4 million as of June 30, 2017 reflects both organic growth and seasonality of our business as described under “– Overview”.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $7.0 million to $24.8 million as of June 30, 2017 reflects both organic growth and seasonality of our business as described under “– Overview”.

Reinsurance payable, net increased $231.0 million to $311.9 million as of June 30, 2017, reflecting new obligations to reinsurers incurred with the renewal of the Company’s catastrophe reinsurance program, which occurred June 1, 2017. The balance represents the unpaid obligations for reinsurance costs incurred under the Company’s 2017/2018 reinsurance program effective as of June 1, 2017, which is paid in installments during the coverage period.

Income taxes recoverable increased $11.5 million to $14.8 million as of June 30, 2017 from $3.3 million as of December 31, 2016. The increase represents amounts due from taxing jurisdictions within one year and arise when income tax payments exceed income tax liabilities. Income taxes recoverable of $14.8 million as of June 30, 2017 represents amounts recoverable for federal and state income taxes.

See “– Liquidity and Capital Resources” and “Item 1 – Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of June 30, 2017, was $245.5 million compared to $105.7 million at December 31, 2016. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2017, and December 31, 2016. The increase in cash and cash equivalents was driven by cash flows generated from operating and investing activities in excess of those used for financing activities. Most of the balance of cash and cash equivalents maintained is available to pay claims in the event of a catastrophic event in addition to any amounts recovered under our reinsurance agreements.

The balance of restricted cash and cash equivalents as of June 30, 2017 and December 31, 2016 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

As referenced in “Item 1 — Note 7 (Long-Term Debt),” UVE entered into a revolving loan agreement and related revolving note (“DB Loan”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”) in March 2013 which expired on July 31, 2017. No amounts were ever borrowed under this agreement.  The Company is in discussion with other banks including Deutsche Bank to replace this credit facility.

Liquidity for UVE and its non-insurance subsidiaries is required to cover the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, and interest and principal payments on outstanding debt obligations, if any. The declaration and payment of future dividends by UVE to its shareholders, and any future repurchases of UVE common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for UVE and its non-insurance subsidiaries include revenues generated from fees paid by the Insurance Entities to affiliated companies for policy administration, inspections and claims adjusting services. Additional sources of liquidity include brokerage commissions earned on reinsurance contracts, policy fees and any unused credit lines. UVE also maintains investments in equity securities, which are a source of ongoing interest and dividend income and would generate funds upon sale. As discussed in “Item 1 – Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions as referenced in “Item I – Note 5 – Insurance Operations.” During the six months ended June 30, 2017 and the year ended December 31, 2016, the Insurance Entities did not pay dividends to UVECF.

Liquidity for the Insurance Entities is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses offset by recovery of any reimbursement amounts under our reinsurance agreements, fees paid to affiliates for managing general agency services, inspections and claims adjusting services, agent commissions, premiums and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. The principal source of liquidity for the Insurance Entities consists of the revenue generated from the collection of net premiums, interest and dividend income from the investment portfolio, and the collection of reinsurance recoverable.

Our insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies written. The Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale.

The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs and for all other losses that otherwise may not be covered by the reinsurance programs. Losses may have a material adverse effect on either the Insurance Entities or our business, financial condition, results of operations and liquidity.

Capital Resources

Capital resources provide protection for policyholders, provide for the financial strength to support the business of underwriting insurance risks, and support continued business growth. At June 30, 2017, we had total capital of $434.7 million, comprised of stockholders’ equity of $421.1 million and total long-term debt of $13.6 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 3.1% and 3.2%, respectively, at June 30, 2017. At December 31, 2016, we had total capital of $386.2 million, comprised of stockholders’ equity of $371.2 million and total long-term debt of $15.0 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 3.9% and 4.0%, respectively, at December 31, 2016.

As described in our Form 10-K for the year ended December 31, 2016, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrues per the terms of the note agreement. At June 30, 2017, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

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

During the six months ended June 30, 2017, we repurchased an aggregate of 354,293 shares of UVE’s common stock in the open market at an aggregate cost of $8.9 million. Also, see “Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended June 30, 2017.

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

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2017 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$22,645	$14,493	$6,545	$1,178	$429
Long-term debt	15,167	1,343	5,173	3,270	5,381
Total contractual obligations	$37,812	$15,836	$11,718	$4,448	$5,810

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and making the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2017.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. Current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. Thus, the exercise of a call on a callable debt security held at a premium can result in the unamortized premium recorded at a loss in earnings. The guidance shortens the amortization period of certain purchased callable debt securities to the earliest call date. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In November 2016, the FASB issued guidance intended to reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance will result in a change in presentation of the statement of cash flows and is not expected to impact our results of operations, financial position or liquidity.

In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance will apply to: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, 6) distributions received from equity method investments, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In June 2016, the FASB issued guidance that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  The new guidance will apply to: 1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, 2) loan commitments and certain other off-balance sheet credit exposures, 3) debt securities and other financial assets measured at fair value through other comprehensive income, and 4) beneficial interests in securitized financial assets.  The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In January 2016, the FASB issued guidance on recognition and measurement of financial instruments. The new guidance requires certain equity investments to be measured at fair value with changes in fair value reported in earnings and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in other comprehensive income (“OCI”). The new guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for the provisions related to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in OCI.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of fixed maturities, equity securities and short-term investments (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of June 30, 2017 is comprised of fixed maturities and equities, which thereby expose us to changes in interest rates and equity prices.

The primary objectives of the portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income. None of our investments in risk-sensitive Financial Instruments were entered into for trading purposes.

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

The following table provides information about our fixed income Financial Instruments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for fixed income Financial Instruments available for sale as of the dates presented (in thousands):

	June 30, 2017
	Amortized Cost								Fair Value
	2017	2018	2019	2020	2021	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$25,158	$46,364	$87,528	$58,026	$59,361	$110,866	$224,470	$611,773	$609,909
Weighted average interest rate	1.60%	2.37%	1.91%	2.17%	2.25%	4.26%	2.93%	2.79%	2.79%

	December 31, 2016
	Amortized Cost								Fair Value
	2017	2018	2019	2020	2021	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$48,919	$46,183	$84,855	$41,500	$57,071	$88,861	$229,072	$596,461	$589,363
Weighted average interest rate	2.03%	2.41%	1.87%	2.15%	2.26%	4.53%	2.96%	2.79%	2.78%

(1)	Comprised of mortgage-backed and asset-backed securities that have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the fixed maturities. The fixed income Financial Instruments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock, mortgage-backed and asset-backed securities, municipal securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity Financial Instruments in our available for sale portfolio at June 30, 2017 was 3.2 years.

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

The following table provides information about the Financial Instruments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$—	—	$93	0.2%
Mutual funds	9,927	100.0%	50,710	99.8%
Total equity securities	$9,927	100.0%	$50,803	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2017 and December 31, 2016 would have resulted in a decrease of $2.0 million and $10.2 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2017, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of UVE’s repurchases of common stock for the three months ended June 30, 2017 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
4/1/17 - 4/30/17	34,191	$25.85	34,191	—
5/1/17 - 5/31/17	171,137	$24.77	171,137	—
6/1/17 - 6/30/17	48,886	$25.32	48,886	358,328
Total	254,214	$25.02	254,214	358,328

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares was calculated using a closing price at June 30, 2017 of $25.20 per share.

In June 2016, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Exchange Act Rule 10b-18 under the Securities Exchange Act of 1934, as amended, up to $20 million of its outstanding shares of common stock through December 31, 2017. Since June 2016, we have repurchased 453,222 shares pursuant to this program through June 30, 2017 at an aggregate cost of approximately $11.0 million.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Bylaws of Universal Insurance Holdings, Inc. (1)

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS-XBRL	Instance Document

101.SCH-XBRL	Taxonomy Extension Schema Document

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 19, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: August 3, 2017	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

Date: August 3, 2017	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer