Form 10-Q
period 2017-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2017-11-09
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,443,288 shares of common stock, par value $0.01 per share, outstanding on November 3, 2017.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2017 and the related condensed consolidated statements of income, comprehensive income for the three and nine-month periods ended September 30, 2017 and 2016 and related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016.  These interim financial statements are the responsibility of the Company’s management.

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
Chicago, Illinois November 9, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	September 30,	December 31,
	2017	2016
ASSETS
Fixed maturities, at fair value	$609,179	$584,361
Equity securities, at fair value	26,075	50,803
Short-term investments, at fair value	—	5,002
Investment real estate, net	16,324	11,435
Total invested assets	651,578	651,601

Cash and cash equivalents	366,176	105,730
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	212,489	124,385
Reinsurance recoverable	412,697	106
Premiums receivable, net	66,687	53,833
Property and equipment, net	32,959	32,162
Deferred policy acquisition costs	75,934	64,912
Income taxes recoverable	19,174	3,262
Deferred income tax asset, net	5,300	10,674
Other assets	11,432	10,707
Total assets	$1,857,061	$1,060,007
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$440,443	$58,494
Unearned premiums	556,299	475,756
Advance premium	28,667	17,796
Accounts payable	3,999	3,187
Reinsurance payable, net	341,356	80,891
Dividends payable	4,846	—
Other liabilities and accrued expenses	47,659	37,665
Long-term debt	13,235	15,028
Total liabilities	1,436,504	688,817

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	455	453
Authorized shares - 55,000
Issued shares - 45,473 and 45,324
Outstanding shares - 34,440 and 35,052
Treasury shares, at cost - 11,033 and 10,272	(104,866)	(86,982)
Additional paid-in capital	89,429	82,263
Accumulated other comprehensive income (loss), net of taxes	(2,207)	(6,408)
Retained earnings	437,746	381,864
Total stockholders' equity	420,557	371,190
Total liabilities and stockholders' equity	$1,857,061	$1,060,007

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$274,744	$241,888	$816,350	$741,782
Change in unearned premium	(19,935)	(7,388)	(80,543)	(59,211)
Direct premium earned	254,809	234,500	735,807	682,571
Ceded premium earned	(80,292)	(74,966)	(230,722)	(214,128)
Premiums earned, net	174,517	159,534	505,085	468,443
Net investment income (expense)	3,085	2,304	9,012	6,051
Net realized gains (losses) on investments	803	101	2,450	1,344
Commission revenue	5,304	4,603	14,546	12,927
Policy fees	4,861	4,226	14,594	13,093
Other revenue	1,673	1,668	4,917	4,827
Total premiums earned and other revenues	190,243	172,436	550,604	506,685
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	116,375	73,548	267,129	199,749
General and administrative expenses	57,269	54,725	171,582	166,780
Total operating costs and expenses	173,644	128,273	438,711	366,529
INCOME BEFORE INCOME TAXES	16,599	44,163	111,893	140,156
Income tax expense	6,635	17,281	41,354	54,400
NET INCOME	$9,964	$26,882	$70,539	$85,756
Basic earnings per common share	$0.29	$0.77	$2.02	$2.46
Weighted average common shares outstanding - Basic	34,686	35,042	34,927	34,878
Diluted earnings per common share	$0.28	$0.75	$1.96	$2.41
Weighted average common shares outstanding - Diluted	35,615	35,723	35,917	35,594
Cash dividend declared per common share	$0.14	$0.14	$0.42	$0.42

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$9,964	$26,882	$70,539	$85,756
Other comprehensive income (loss), net of taxes	251	(491)	4,201	5,631
Comprehensive income	$10,215	$26,391	$74,740	$91,387

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$286,195	$178,637
Cash flows from investing activities:
Proceeds from sale of property and equipment	17	31
Purchases of property and equipment	(3,655)	(6,041)
Purchases of equity securities	(47,070)	(46,414)
Purchases of fixed maturities	(114,593)	(278,961)
Purchases of investment real estate, net	(5,023)	(4,400)
Proceeds from sales of equity securities	75,027	46,819
Proceeds from sales of fixed maturities	19,643	78,966
Maturities of fixed maturities	75,770	38,111
Maturities of short-term investments	5,000	25,000
Net cash provided by (used in) investing activities	5,116	(146,889)
Cash flows from financing activities:
Preferred stock dividend	(8)	(7)
Common stock dividend	(9,803)	(9,828)
Purchase of treasury stock	(17,884)	(8,415)
Sale of treasury stock	—	2,965
Payments related to tax withholding for share-based compensation	(1,367)	(4,905)
Excess tax benefits (shortfall) from share-based compensation	—	(1,563)
Repayment of debt	(1,803)	(1,768)
Net cash provided by (used in) financing activities	(30,865)	(23,521)
Net increase (decrease) in cash and cash equivalents	260,446	8,227
Cash and cash equivalents at beginning of period	105,730	197,014
Cash and cash equivalents at end of period	$366,176	$205,241

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is homeowners’ insurance currently offered in fifteen states as of September 30, 2017, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

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

The adoption of the new standard resulted in the recognition of excess tax benefit of $0.8 million reflected in the Company’s Condensed Consolidated Statements of Income as an income tax benefit for the nine months ended September 30, 2017. Additionally, excess tax benefits on the Company’s Condensed Consolidated Statement of Cash Flows are presented as an operating activity on a prospective basis. The presentation requirement for cash flows related to employee taxes paid for withheld shares did not impact any of the periods presented in the Company’s Condensed Consolidated Statement of Cash Flows since these cash flows have historically been presented as a financing activity. The Company will continue to account for forfeitures as they occur. The standard also modifies the calculation of dilutive earnings per share to no longer use proceeds from tax benefits or deficiencies.

3. Investments

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	September 30, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$55,519	$21	$(524)	$55,016
Corporate bonds	215,455	883	(507)	215,831
Mortgage-backed and asset-backed securities	219,321	110	(1,333)	218,098
Municipal bonds	106,926	706	(1,342)	106,290
Redeemable preferred stock	13,336	631	(23)	13,944
Equity Securities:
Common stock	5,992	—	(309)	5,683
Mutual funds	22,316	143	(2,067)	20,392
Total	$638,865	$2,494	$(6,105)	$635,254

	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$74,937	$—	$(670)	$74,267
Corporate bonds	192,328	402	(1,300)	191,430
Mortgage-backed and asset-backed securities	216,679	135	(2,038)	214,776
Municipal bonds	94,794	130	(3,727)	91,197
Redeemable preferred stock	12,723	125	(157)	12,691
Equity Securities:
Common stock	214	—	(121)	93
Mutual funds	53,900	407	(3,597)	50,710
Short-term investments	5,000	2	—	5,002
Total	$650,575	$1,201	$(11,610)	$640,166

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

	September 30, 2017		December 31, 2016
		% of Total		% of Total
Comparable Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$130,119	21.4%	$131,260	22.3%
AA	268,056	44.0%	275,480	46.7%
A	122,808	20.2%	107,418	18.2%
BBB	79,950	13.1%	67,263	11.4%
BB+ and Below	3,738	0.6%	3,444	0.6%
No Rating Available	4,508	0.7%	4,498	0.8%
Total	$609,179	100.0%	$589,363	100.0%

The tables above include comparable credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2017		December 31, 2016
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed Securities:
Agency	$119,469	$118,387	$110,724	$109,022
Non-agency	15,418	15,334	19,408	19,265
Asset-backed Securities:
Auto loan receivables	36,989	36,959	37,390	37,429
Credit card receivables	35,869	35,846	38,640	38,568
Other receivables	11,576	11,572	10,517	10,492
Total	$219,321	$218,098	$216,679	$214,776

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (dollars in thousands):

	September 30, 2017
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed Maturities:
U.S. government obligations and agencies	10	$47,102	$(404)	4	$4,345	$(120)
Corporate bonds	100	76,577	(410)	11	7,105	(97)
Mortgage-backed and asset-backed securities	90	146,458	(1,196)	8	13,063	(137)
Municipal bonds	43	46,363	(601)	15	24,714	(741)
Redeemable preferred stock	13	1,518	(19)	1	107	(4)
Equity Securities:
Common stock	2	5,683	(309)	—	—	—
Mutual funds	5	293	(2)	2	9,202	(2,065)
Total	263	$323,994	$(2,941)	41	$58,536	$(3,164)

	December 31, 2016
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed Maturities:
U.S. government obligations and agencies	11	$70,453	$(608)	2	$3,504	$(62)
Corporate bonds	116	96,379	(1,219)	4	3,250	(80)
Mortgage-backed and asset-backed securities	73	149,928	(1,923)	5	9,660	(115)
Municipal bonds	69	79,402	(3,726)	—	—	—
Redeemable preferred stock	50	6,340	(158)	—	—	—
Equity Securities:
Common stock	1	18	(7)	2	75	(115)
Mutual funds	3	28,020	(774)	2	11,529	(2,823)
Total	323	$430,540	$(8,415)	15	$28,018	$(3,195)

Evaluating Investments for Other Than Temporary Impairment (“OTTI”)

At September 30, 2017, the Company held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity and equity securities the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, we believe that our fixed income portfolio is of high quality and that we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses for securities available for sale at September 30, 2017 are other than temporary.

As of September 30, 2017, the Company held approximately $9.2 million equity securities that were in an unrealized loss position twelve months or longer. The unrealized loss on these equity securities was $2.1 million. Based on our analysis, the Company believes each equity security will recover in a reasonable period of time and the Company has the intent and ability to hold them until recovery. There were no OTTI losses recognized in the periods presented on the equity portfolio.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	September 30, 2017
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$42,233	$42,233
Due after one year through five years	229,841	229,898
Due after five years through ten years	47,716	47,879
Due after ten years	58,110	57,127
Mortgage-backed and asset-backed securities	219,321	218,098
Perpetual maturity securities	13,336	13,944
Total	$610,557	$609,179

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Proceeds from sales and maturities (fair value)	$67,818	$23,744	$175,440	$188,896
Gross realized gains	$849	$107	$2,662	$1,369
Gross realized losses	$(46)	$(6)	$(212)	$(25)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fixed maturities	$2,977	$2,456	$8,893	$6,447
Equity securities	348	223	1,068	666
Short-term investments	—	15	22	60
Other (1)	319	166	651	603
Total investment income	3,644	2,860	10,634	7,776
Less: Investment expenses (2)	(559)	(556)	(1,622)	(1,725)
Net investment (expense) income	$3,085	$2,304	$9,012	$6,051

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30, 2017	December 31, 2016
Income Producing:
Investment real estate	$6,918	$6,918
Less: Accumulated depreciation	(415)	(281)
	6,503	6,637
Non-Income Producing:
Properties under development	9,821	4,798
Investment real estate, net	$16,324	$11,435

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2017			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	September 30,	December 31,
Reinsurer	Company	Services	Service, Inc.	2017	2016
Allianz Risk Transfer	A+	AA-	n/a	$186,479	$—
AXIS Specialty Limited	A+	A+	A2	16,929	—
Everest Reinsurance Company	A+	A+	A1	63,104	—
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	—	46,364
Renaissance Reinsurance Ltd	A+	AA-	A1	30,604	—
Total (2)				$297,116	$46,364

(1)	No rating is available, because the fund is not rated.
(2)

Amounts represent prepaid reinsurance premiums, reinsurance receivables, net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2017			2016
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$274,744	$254,809	$531,268	$241,888	$234,500	$73,487
Ceded	(7,303)	(80,292)	(414,893)	(151,432)	(74,966)	61
Net	$267,441	$174,517	$116,375	$90,456	$159,534	$73,548

	Nine Months Ended September 30,
	2017			2016
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$816,350	$735,807	$687,707	$741,782	$682,571	$198,069
Ceded	(318,827)	(230,722)	(420,578)	(298,365)	(214,128)	1,680
Net	$497,523	$505,085	$267,129	$443,417	$468,443	$199,749

The following prepaid reinsurance premiums and reinsurance recoverable (payable) and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid reinsurance premiums	$212,489	$124,385
Reinsurance recoverable on unpaid losses and LAE	$412,697	$106
Reinsurance recoverable (payable) on paid losses	—	(1,532)
Reinsurance receivable, net	—	186
Reinsurance recoverable (payable) and receivable	$412,697	$(1,240)

5. Insurance Operations

Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
DPAC, beginning of period	$73,591	$67,190	$64,912	$60,019
Capitalized Costs	36,999	33,227	110,653	100,444
Amortization of DPAC	(34,656)	(32,117)	(99,631)	(92,163)
DPAC, end of period	$75,934	$68,300	$75,934	$68,300

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). UPCIC also is subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer, its principal regulatory authority is the FLOIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”), without prior regulatory approval is limited by the provisions of Florida Statutes. These dividends are referred to as “ordinary dividends.” However, if an ordinary dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In accordance with Florida Statutes, UPCIC has the capacity to pay ordinary dividends of $57.7 million during 2017. APPCIC does not have the capacity to pay ordinary dividends during 2017. For the nine months ended September 30, 2017, UPCIC paid dividends of $30.0 million to UVECF. No dividends were paid from APPCIC to UVECF for the nine months ended September 30, 2017. Dividends paid to the shareholders of UVE in 2017 have been paid from the earnings of UVE and its non-insurance subsidiaries.

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

	September 30,	December 31,
	2017	2016
Ten percent of total liabilities
UPCIC	$82,923	$57,560
APPCIC	$655	$464
Statutory capital and surplus
UPCIC	$319,304	$313,753
APPCIC	$16,389	$17,280

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of September 30, 2017. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30,	December 31,
	2017	2016
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,922	$3,952

6. Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at beginning of period	$22,645	$60,144	$58,494	$98,840
Less: Reinsurance recoverable	(1,393)	(2,958)	(106)	(13,540)
Net balance at beginning of period	21,252	57,186	58,388	85,300
Incurred (recovered) related to:
Current year	116,262	73,721	265,811	199,907
Prior years	113	(173)	1,318	(158)
Total incurred	116,375	73,548	267,129	199,749
Paid related to:
Current year	93,969	73,352	179,000	146,012
Prior years	15,912	5,077	118,771	86,732
Total paid	109,881	78,429	297,771	232,744
Net balance at end of period	27,746	52,305	27,746	52,305
Plus: Reinsurance recoverable	412,697	1,904	412,697	1,904
Balance at end of period	$440,443	$54,209	$440,443	$54,209

7. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2017	2016
Surplus note	$13,235	$14,338
Promissory note	—	690
Total	$13,235	$15,028

UPCIC was in compliance with the terms of the surplus note as of September 30, 2017.

8. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the nine months ended September 30, 2017 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2016	45,324	(10,272)	35,052
Shares repurchased	—	(761)	(761)
Vesting of performance share units	115	—	115
Stock option exercises	71	—	71
Common stock issued	26	—	26
Shares acquired through cashless exercise (1)	—	(63)	(63)
Shares cancelled	(63)	63	—
Balance, as of September 30, 2017	45,473	(11,033)	34,440

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or performance share units vested. These shares have been cancelled by the Company.

In June 2016, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $20 million of its outstanding shares of common stock through December 31, 2017. During the nine months ended September 30, 2017, UVE repurchased 760,559 shares, at an aggregate price of approximately $17.9 million, pursuant to such repurchase program.

In September 2017, the Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $20 million of its outstanding shares of common stock through December 31, 2018. There were no shares of common stock repurchased under this program in September 2017.

Dividends

On January 23, 2017, UVE declared a cash dividend of $0.14 per share on its outstanding common stock paid on March 2, 2017, to the shareholders of record at the close of business on February 17, 2017.

On April 12, 2017, UVE declared a cash dividend of $0.14 per share on its outstanding common stock paid on July 3, 2017, to the shareholders of record at the close of business on June 14, 2017.

On August 31, 2017, UVE declared a cash dividend of $0.14 per share on its outstanding common stock payable on October 24, 2017, to the shareholders of record at the close of business on September 12, 2017.

9. Income Taxes

During the three months ended September 30, 2017 and 2016, the Company recorded approximately $6.6 million and $17.3 million of income tax expense, respectively. The effective tax rate for the three months ended September 30, 2017 was 40.0% compared to a 39.1% effective tax rate for the same period in the prior year.

During the nine months ended September 30, 2017 and 2016, the Company recorded approximately $41.4 million and $54.4 million of income tax expense, respectively. The effective tax rate for the nine months ended September 30, 2017 was 37.0% compared to a 38.8% effective tax rate for the same period in the prior year.

During the nine months ended September 30, 2017, the Company’s excess tax benefit of $0.8 million was reflected as an income tax benefit in the condensed consolidated statements of income as a component of the provision for income taxes as a result of the adoption of the accounting guidance for share-based payment transactions. See “Note 2 – Significant Accounting Policies – Recently Adopted Accounting Pronouncements” for more information. In addition, during the nine months ended September 30, 2017, the Company recorded another discrete item as a credit to income tax expense of $1.2 million resulting from anticipated recoveries of income taxes paid for the 2014-2015 tax years.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2014 through 2016 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator for EPS:
Net income	$9,964	$26,882	$70,539	$85,756
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income available to common stockholders	$9,961	$26,879	$70,531	$85,748
Denominator for EPS:
Weighted average common shares outstanding	34,686	35,042	34,927	34,878
Plus: Assumed conversion of stock-based compensation (1)	904	656	965	691
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	35,615	35,723	35,917	35,594
Basic earnings per common share	$0.29	$0.77	$2.02	$2.46
Diluted earnings per common share	$0.28	$0.75	$1.96	$2.41

(1)	Represents the dilutive effect of unvested Restricted Stock, unvested Performance Share Units and unexercised Stock Options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended September 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$1,207	$461	$746	$(694)	$(265)	$(429)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(803)	(308)	(495)	(101)	(39)	(62)
Net current period other comprehensive income (loss)	$404	$153	$251	$(795)	$(304)	$(491)

	Nine Months Ended September 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$9,248	$3,535	$5,713	$10,460	$3,998	$6,462
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(2,450)	(938)	(1,512)	(1,344)	(513)	(831)
Net current period other comprehensive income (loss)	$6,798	$2,597	$4,201	$9,116	$3,485	$5,631

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
Details about Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	2017	2016	2017	2016	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$803	$101	$2,450	$1,344	Net realized gains (losses) on investments
	(308)	(39)	(938)	(513)	Income taxes
	$495	$62	$1,512	$831	Net of tax

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

Short-term investments: Comprise investment securities subject to re-measurement with original maturities within one year but more than three months. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value including those on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	September 30, 2017
	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. government obligations and agencies	$—	$55,016	$—	$55,016
Corporate bonds	—	215,831	—	215,831
Mortgage-backed and asset-backed securities	—	218,098	—	218,098
Municipal bonds	—	106,290	—	106,290
Redeemable preferred stock	—	13,944	—	13,944
Equity Securities:
Common stock	5,683	—	—	5,683
Mutual funds	20,392	—	—	20,392
Total assets accounted for at fair value	$26,075	$609,179	$—	$635,254

	Fair Value Measurements
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. government obligations and agencies	$—	$74,267	$—	$74,267
Corporate bonds	—	191,430	—	191,430
Mortgage-backed and asset-backed securities	—	214,776	—	214,776
Municipal bonds	—	91,197	—	91,197
Redeemable preferred stock	—	12,691	—	12,691
Equity Securities:
Common stock	93	—	—	93
Mutual funds	50,710	—	—	50,710
Short-term investments	—	5,002	—	5,002
Total assets accounted for at fair value	$50,803	$589,363	$—	$640,166

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	September 30, 2017		December 31, 2016
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$13,235	$11,949	$14,338	$13,282
Promissory note	$—	$—	$690	$690

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of September 30, 2017.

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

•	Because we conduct the substantial majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida,
•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows,
•	We have entered and in the future, may enter new markets, but there can be no assurance that our diversification and growth strategy will be effective,
•	Loss of key executives or our inability to otherwise attract and retain talent could affect our operations,
•	We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal regulatory standards are not effective,
•	The failure of our claims department to effectively manage claims could adversely affect our insurance business, financial results and capital requirements,
•	Litigation or regulatory actions could have a material adverse impact on us,
•	Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry,

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
•

The amount of statutory capital that each of the Insurance Entities has and the amount of statutory capital each must hold can vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules, and

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

Overview

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the Company”) is the largest private personal residential insurance company in Florida by direct written premium in-force, with approximately 9.9% market share as of June 30, 2017, according to the most recent data reported by the Florida Office of Insurance Regulation (“FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”

and together with UPCIC, the “Insurance Entities”), currently write personal residential insurance policies, predominantly in Florida with $718.2 million in direct written premium for the nine months ended September 30, 2017. UPCIC also writes homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, and Virginia with $98.2 million in direct written premium for the nine months ended September 30, 2017, generated in those states. UPCIC is also licensed to issue policies in Iowa, New Hampshire, New York, and West Virginia. In October 2017, UPCIC wrote its first homeowners policy in New York. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct written premium tends to increase just prior to the second quarter of our fiscal year and tends to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary, Blue Atlantic Reinsurance, on reinsurance it places for the Insurance Entities; policy fees collected from policyholders by our managing general agency subsidiary, Universal Risk Advisors; and financing fees charged to policyholders who choose to defer premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 8,600 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated structure, expand our independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service to our policyholders. We believe each of these strategies in recent years has contributed towards earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our results for the three and nine months ended September 30, 2017 compared to the same periods in 2016.

Our overall organic growth strategy emphasizes taking prudent measures to increase our footprint and increase our policy count and to improve the quality of our business rather than merely increasing our policy count. Our focus on long-term capital strength and organic growth allows us to be selective in the risks we accept. Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of organically expanding our premium growth through our independent agent distribution network, streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new local relationships, and business, and we take the time to learn about each new market and any of its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from many of our competitors that have grown in recent years primarily through assumption of policies from Citizens Property Insurance Corporation, Florida’s statutory residual property insurance market.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states for over two years. The percentage of our total insured value for states outside of Florida increased from 19.7% as of September 30, 2016 to 24.9% as of September 30, 2017. The following table provides direct written premium for Florida and other states for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended
	September 30, 2017		September 30, 2016		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$238,309	86.7%	$215,634	89.1%	$22,675	10.5%
Other states	36,435	13.3%	26,254	10.9%	10,181	38.8%
Total	$274,744	100.0%	$241,888	100.0%	$32,856	13.6%

	For the Nine Months Ended
	September 30, 2017		September 30, 2016		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$718,177	88.0%	$672,477	90.7%	$45,700	6.8%
Other states	98,173	12.0%	69,305	9.3%	28,868	41.7%
Total	$816,350	100.0%	$741,782	100.0%	$74,568	10.1%

Third-Quarter 2017 Highlights

•	Gross direct written premiums overall grew by $32.9 million, or 13.6%, to $274.7 million compared to the third quarter in 2016.
•	Highest quarterly written premium in the Company’s history, and highest quarterly rate of growth (total 13.6%) both inside Florida (10.5%) and in other states (38.8%).
•	Net earned premiums grew by $15.0 million, or 9.4%, to $174.5 million compared to the third quarter in 2016.
•	Total revenues increased by $17.8 million, or 10.3%, to $190.2 million compared to the third quarter in 2016.
•	Hurricane Irma, weather events and increases to the core loss ratio affected results during the third quarter of 2017.
•	Expense ratio improved from 34.3% in 2016 to 32.8% in 2017, quarter over quarter.
•	Declared dividends of $0.14 per share.
•	Repurchased approximately 406 thousand shares during the quarter at an aggregate cost of $9.0 million pursuant to the Company’s 2016 stock buyback program.
•	New $20 million stock buyback program authorized by the Board of Directors.

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

UPCIC’s Retention

UPCIC has a net retention of $35 million per catastrophe event for losses incurred, in all states, up to a first event loss of $2.71 billion. UPCIC also purchases a separate underlying catastrophe program to further reduce its retention for all losses occurring in any state other than Florida (the “Other States Reinsurance Program”). UPCIC retains only $5 million under its Other States Reinsurance Program in the first event and only $1 million under its Other States Reinsurance Program for the second through fourth events. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.

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

In certain circumstances involving a first catastrophic event impacting both Florida and other states, UPCIC’s retention could result in pre-tax net liability as low as $5,000,000 – the $35 million net retention under the all states reinsurance program could be offset by as much as $30 million in coverage under the Other States Reinsurance Program – or 1.6% of UPCIC’s statutory policyholders’ surplus as of September 30, 2017.

FHCF

UPCIC’s third-party reinsurance program supplements the FHCF coverage we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2017, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $1,996.5 million, or $1,797 million, in excess of $618 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2017 hurricane season is $124 million.

Coverage purchased from third-party reinsurers, as described above, adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our Florida portfolio due to a declared hurricane that causes storm losses in Florida.

The third-party reinsurance we purchase for UPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, UPCIC has reinsurance coverage of up to $2,710 million for the first event, as illustrated by the graphic below. Should a catastrophic event occur, we would retain up to $35 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

UPCIC All States 1st Event

UPCIC Other States (Non-Florida) 1st Event

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

APPCIC’s Retention

APPCIC has a net retention of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $27.6 million. This retention amount is gross of any potential tax benefit we would receive in paying such losses.

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

FHCF

APPCIC’s third-party reinsurance program is used to supplement the FHCF reinsurance we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2017, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $15.2 million, or $13.7 million, in excess of $4.7 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2017 hurricane season is $943 thousand. Factoring in our estimated coverage under the FHCF, we purchase coverage alongside our FHCF coverage from third-party reinsurers as described above, which adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our portfolio due to a declared hurricane that causes storm losses in Florida.

The third-party reinsurance we purchase for APPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, APPCIC has reinsurance coverage of up to $27.6 million, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $2 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

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

Results of Operations — Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net income decreased by $16.9 million, or 62.9%, to $10.0 million for the three months ended September 30, 2017, compared to $26.9 million for the three months ended September 30, 2016. The decrease in net income was primarily the result of $37 million of net pre-tax storm losses incurred as a result of Hurricane Irma, a Category 4 storm making landfall in the Florida Keys on September 10, 2017. Total premiums earned and other revenues which increased $17.8 million, or 10.3%, over the same period in 2016, were more than offset by an increase in losses and loss adjustment expenses for the quarter compared to the same period in 2016. General and administrative expenses increased 4.6% over the same quarter in 2016 to $57.3 million as compared to $54.7 million, but as a percentage of earned premium decreased from 34.3% to 32.8% this quarter. Diluted earnings per common share decreased by $0.47 to $0.28 for the three months ended September 30, 2017, compared to $0.75 for the three months ended September 30, 2016, as a result of the decrease in net income. A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Three Months Ended
	September 30,		Change
	2017	2016	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$274,744	$241,888	$32,856	13.6%
Change in unearned premium	(19,935)	(7,388)	(12,547)	169.8%
Direct premium earned	254,809	234,500	20,309	8.7%
Ceded premium earned	(80,292)	(74,966)	(5,326)	7.1%
Premiums earned, net	174,517	159,534	14,983	9.4%
Net investment income (expense)	3,085	2,304	781	33.9%
Net realized gains (losses) on investments	803	101	702	695.0%
Commission revenue	5,304	4,603	701	15.2%
Policy fees	4,861	4,226	635	15.0%
Other revenue	1,673	1,668	5	0.3%
Total premiums earned and other revenues	190,243	172,436	17,807	10.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	116,375	73,548	42,827	58.2%
General and administrative expenses	57,269	54,725	2,544	4.6%
Total operating costs and expenses	173,644	128,273	45,371	35.4%
INCOME BEFORE INCOME TAXES	16,599	44,163	(27,564)	-62.4%
Income tax expense	6,635	17,281	(10,646)	-61.6%
NET INCOME	$9,964	$26,882	$(16,918)	-62.9%
Other comprehensive income (loss), net of taxes	251	(491)	742	NM
COMPREHENSIVE INCOME	$10,215	$26,391	$(16,176)	-61.3%

For the three months ended September 30, 2017, our growth in written premium in Florida increased 10.5% to $238.3 million and in states outside Florida increased 38.8% to $36.4 million. Premiums earned, net in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time. Premiums earned, net were $174.5 million for the three months ended September 30, 2017, compared to $159.5 million for the three months ended September 30, 2016. The increase in net earned premiums of $15.0 million, or 9.4%, includes an increase in direct earned premiums of $20.3 million offset by an increase in ceded earned premiums of $5.3 million. Direct written premiums increased $32.9 million, or 13.6%, due in part to an increase in Florida business of $22.7 million, or 10.5%, over the prior period and an increase in other states of $10.2 million, or 38.8% over the same period in 2016. In each state the Company writes business, direct premiums increased month over month during 2017 as compared to 2016. At September 30, 2017, direct premium in-force was $1.035 billion versus $945 million at September 30, 2016.

Our reinsurance programs run from June 1 to May 31 of the following year. The net increase in ceded earned premiums of $5.3 million is attributable to increased costs associated with our 2017/2018 reinsurance program. The increase in ceded premiums earned was due to increased ceded exposure from policy growth, which increased total policy insured value, our reinsurance limits and costs associated with lower reinsurance attachment points for our growth. In addition, during the third quarter of 2017 the Company recorded ceded written premium of $7.3 million to adjust the Company’s participation in the Florida Hurricane Catastrophe Fund of which $2.4 million was earned during the quarter as compared to an insignificant adjustment in 2016.

Net investment income was $3.1 million for the three months ended September 30, 2017, compared to $2.3 million for the same three months in 2016. The increase in net investment income of $0.8 million is the result of an increase in fixed maturities, favorable market trends and actions taken to increase yield by investing funds along with maturities in higher yielding securities while maintaining high credit quality. Total average investments were $644.1 million with an average credit rating of AA- during the three months ended September 30, 2017 compared to $634.4 million with an average credit rating of AA- for the same period in 2016.

We sell investment securities from our portfolio of securities available for sale from time to time when opportunities arise or circumstances could result in greater losses if held. We sold investment securities available for sale during the three months ended September 30, 2017, generating net realized gains of $803 thousand compared to net realized gains of $101 thousand for the three months ended September 30, 2016.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the three months ended September 30, 2017, commission revenue was $5.3 million, compared to $4.6 million for the three months ended September 30, 2016. The increase in commission revenue of $701 thousand, or 15.2%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 was the result of overall changes in the structure of the reinsurance programs in effect, the amount of premiums paid for reinsurance on our growing exposures and the types of reinsurance contracts used in each program.

Policy fees for the three months ended September 30, 2017, were $4.9 million compared to $4.2 million for the same period in 2016. The increase of $635 thousand, or 15.0%, was the result of an increase in the number of policies written during the three months ended September 30, 2017 compared to the same period in 2016.

Other revenue for each of the three months ended September 30, 2017 and for the same period in 2016 was $1.7 million. Other revenue represents revenue from premium financing and other miscellaneous income.

Losses and LAE, net of reinsurance were $116.4 million for the three months ended September 30, 2017, compared to $73.5 million during the same period in 2016 as follows (dollars in thousands):

	Three Months Ended September 30, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$254,809		$80,292		$174,517

Loss and loss adjustment expenses:
Hurricane Irma losses and loss adjustment expenses	$452,000	177.4%	$415,000	516.8%	$37,000	21.2%
All other losses and loss adjustment expenses	79,268	31.1%	(107)	(0.1%)	79,375	45.5%
Total losses and loss adjustment expenses	$531,268	208.5%	$414,893	516.7%	$116,375	66.7%

	Three Months Ended September 30, 2016
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$234,500		$74,966		$159,534

Total losses and loss adjustment expenses	$73,487	31.3%	$(61)	(0.1%)	$73,548	46.1%

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

Losses and LAE were significantly affected this quarter by Hurricane Irma. For the third quarter of 2017 the Company recorded gross losses and LAE of $452.0 million resulting from Hurricane Irma. The Company’s reinsurance program limited net losses from Hurricane Irma to $37 million adding 21.2 percentage points to the net losses and LAE ratio for the quarter. Under the Company’s reinsurance program UPCIC cedes losses and LAE greater than $35 million in all states up to a maximum of $2.71 billion and

APPCIC cedes losses and LAE greater than $2 million up to a maximum amount of $27.6 million. The Company’s reinsurance protection performed as expected by reducing the net loss and LAE exposure to the maximum retained limits, as stated above, and will provide full reinsurance capacity of $2.71 billion for UPCIC and $27.6 million for APPCIC for the remainder of the 2017/2018 hurricane season. See UPCIC’s and APPCIC’s 2017-2018 Reinsurance Program for a discussion of the Company’s reinsurance program.

All other net losses and LAE, net was $79.4 million for the three months ended September 30, 2017, compared to $73.5 million during the same period in 2016, which reflects $11 million of incremental losses and LAE recorded for severe weather events occurring during 2016 through September, including Hurricane Hermine. The severe weather events in 2016 added 6.9 percentage points to the net losses and LAE ratio for the three months ended September 30, 2016. Beginning in the second quarter of 2017, the Company added 1.8 percentage points to its underlying quarterly net losses and LAE ratio to account for the increased frequency of severe weather experienced in recent years.

The trend in the Company’s underlying losses and LAE ratio also reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida and the marketplace dynamics inside of Florida including challenges faced by insurers when policyholders assign benefits underlying their policies to third parties.

General and administrative expenses were $57.3 million for the three months ended September 30, 2017, compared to $54.7 million during the same period in 2016 as follows (dollars in thousands):

	Three Months Ended
	September 30,				Change
	2017		2016		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$174,517		$159,534		$14,983	9.4%
General and administrative expenses:
Policy acquisition costs	35,304	20.2%	32,216	20.2%	3,088	9.6%
Other operating costs	21,965	12.6%	22,509	14.1%	(544)	(2.4%)
Total general and administrative expenses	$57,269	32.8%	$54,725	34.3%	$2,544	4.6%

For the three months ended September 30, 2017, general and administrative expenses were $57.3 million, compared to $54.7 million for the same period in 2016. The increase in general and administrative costs of $2.6 million was the result of increases in acquisition costs of $3.1 million due to increased premium volume. The increases were, offset by decreases in other operating costs of $0.5 million due to a decrease in performance bonuses, consulting fees and a reduction in amounts spent on insurance swap contracts which was offset by an increase in stock-based compensation. Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from economies of scale as general and administrative expenses did not increase at the same rate as revenues. As a result, the expense ratio as a percentage of net earnings decreased to 32.8% for the three months ended September 30, 2017 compared to 34.3% for the same period in 2016.

Income tax expense decreased by $10.6 million, or 61.6%, for the three months ended September 30, 2017, when compared with the three months ended September 30, 2016. The decrease in income tax is primarily the result of a decrease in income before income taxes. The effective tax rate increased slightly to 40.0% for the three months ended September 30, 2017 as compared to 39.1% for the three months ended September 30, 2016.

Other comprehensive income, net of taxes for the three months ended September 30, 2017 was $0.3 million compared to a loss of $0.5 million for the same period in 2016. Other comprehensive income (loss) represents after tax changes to equity which are not recognized in net income, including changes in the fair value of securities available for sale held in our portfolio and any reclassifications out of cumulative other comprehensive income for securities sold. See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Results of Operations—Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net income decreased by $15.2 million, or 17.7%, to $70.5 million for the nine months ended September 30, 2017, compared to $85.7 million for the nine months ended September 30, 2016. The decrease in net income was primarily the result of $37 million of net pre-tax storm losses incurred as a result of Hurricane Irma. Total premiums earned and other revenues increased by $43.9 million or 8.7% over the prior year these revenues were offset by total operating costs and expenses, which increased by $72.2 million, or 19.7% over the prior year. Expenses for the nine months ended September 30, 2017, include losses and LAE of $37 million net for Hurricane Irma and an increase to the Company’s core loss ratio for accident year 2017. Diluted earnings per common share decreased by $0.45 to $1.96 for the nine months ended September 30, 2017, compared to $2.41 for the nine months ended September 30, 2016, as a result of the decrease in net income. A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$816,350	$741,782	$74,568	10.1%
Change in unearned premium	(80,543)	(59,211)	(21,332)	36.0%
Direct premium earned	735,807	682,571	53,236	7.8%
Ceded premium earned	(230,722)	(214,128)	(16,594)	7.7%
Premiums earned, net	505,085	468,443	36,642	7.8%
Net investment income (expense)	9,012	6,051	2,961	48.9%
Net realized gains (losses) on investments	2,450	1,344	1,106	82.3%
Commission revenue	14,546	12,927	1,619	12.5%
Policy fees	14,594	13,093	1,501	11.5%
Other revenue	4,917	4,827	90	1.9%
Total premiums earned and other revenues	550,604	506,685	43,919	8.7%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	267,129	199,749	67,380	33.7%
General and administrative expenses	171,582	166,780	4,802	2.9%
Total operating costs and expenses	438,711	366,529	72,182	19.7%
INCOME BEFORE INCOME TAXES	111,893	140,156	(28,263)	-20.2%
Income tax expense	41,354	54,400	(13,046)	-24.0%
NET INCOME	$70,539	$85,756	$(15,217)	-17.7%
Other comprehensive income, net of taxes	4,201	5,631	(1,430)	-25.4%
COMPREHENSIVE INCOME	$74,740	$91,387	$(16,647)	-18.2%

For the nine months ended September 30, 2017, our growth in written premium in both Florida increased 6.8% to $718.2 million and in states outside Florida increased 41.7% to $98.2 million. Premiums earned, net in the current period reflect premiums written over the past 12 months and any changes in rates or policy count during that time. Premiums earned, net were $505.1 million for the nine months ended September 30, 2017, compared to $468.4 million for the nine months ended September 30, 2016. The increase in net earned premiums of $36.6 million, or 7.8%, includes an increase in direct earned premiums of $53.2 million and an increase in ceded earned premiums of $16.6 million. Direct written premiums increased $74.6 million, or 10.1%, which consisted of an increase in Florida business of $45.7 million, or 6.8% over the prior year, and an increase in other states business of $28.9 million, or 41.7%, over the same period in 2016. In each state the Company writes business, direct premiums increased month over month during 2017 as compared to 2016. At September 30, 2017, direct premium in-force was $1.035 billion versus $945 million at September 30, 2016.

Our reinsurance programs run from June 1 to May 31 of the following year. Ceded premium earned was $230.7 million for the nine months ended September 30, 2017, compared to $214.1 million for the nine months ended September 30, 2016. The net increase in ceded earned premiums of $16.6 million is attributable to increased costs associated with our 2017/2018 reinsurance program. The increase in ceded premiums earned was due to increased ceded exposure from policy growth. In addition, during the third quarter of 2017 the Company recorded ceded written premium of $7.3 million to adjust the Company’s participation in the Florida Hurricane Catastrophe Fund of which $2.4 million was earned during the quarter as compared to an insignificant adjustment in 2016.

Net investment income was $9.0 million for the nine months ended September 30, 2017, compared to $6.0 million for the same nine months in 2016. The increase in net investment income of $3.0 million is the result of an increase in fixed maturities, favorable market trends and actions taken to increase yield by investing funds along with maturities in higher yielding securities while maintaining high credit quality. Total average investments were $651.7 million with an average credit rating of AA- during the nine months ended September 30, 2017 compared to $576.1 million with an average credit rating of AA- for the same period in 2016.

We sell investment securities from our portfolio of securities available for sale from time to time when opportunities arise or circumstances could result in greater losses if held. We sold investment securities available for sale during the nine months ended September 30, 2017 generating net realized gains of $2.5 million compared to net realized gains of $1.3 million for the nine months ended September 30, 2016.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the nine months ended September 30, 2017 commission revenue was $14.5 million, compared to $12.9 million for the nine months ended September 30, 2016. The increase in commission revenue of $1.6 million, or 12.5%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 was the result of overall changes in the structure of the reinsurance programs in effect, the amount of premiums paid for reinsurance on our growing exposures and the types of reinsurance contracts used in each program.

Policy fees for the nine months ended September 30, 2017, were $14.6 million as compared to $13.1 million for the same period in 2016. The increase of $1.5 million, or 11.5%, was the result of an increase in the number of policies written during the nine months ended September 30, 2017 compared to the same period in 2016.

Other revenue for the nine months ended September 30, 2017 was $4.9 million and for the same period in 2016 was $4.8 million. Other revenue represents revenue from premium financing and other miscellaneous income. The increase of $90 thousand, or 1.9%, was the result of an increase in the number of financed policies.

Losses and LAE, net of reinsurance were $267.1 million for the nine months ended September 30, 2017, compared to $199.7 million during the same period in 2016 as follows (dollars in thousands):

	Nine Months Ended September 30, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$735,807		$230,722		$505,085

Loss and loss adjustment expenses:
Hurricane Irma losses and loss adjustment expenses	$452,000	61.4%	$415,000	179.9%	$37,000	7.3%
All other losses and loss adjustment expenses	235,707	32.0%	5,578	2.4%	230,129	45.6%
Total losses and loss adjustment expenses	$687,707	93.4%	$420,578	182.3%	$267,129	52.9%

	Nine Months Ended September 30, 2016
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$682,571		$214,128		$468,443

Total losses and loss adjustment expenses	$198,069	29.0%	$(1,680)	(0.8%)	$199,749	42.6%

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

During the nine months ended September 30, 2017 the Company recorded gross losses and LAE of $452.0 million resulting from Hurricane Irma. The Company’s reinsurance program limited losses from Hurricane Irma to $37 million adding 7.3 percentage points to the net losses and LAE ratio for the nine-month period ended September 30, 2017. Under the Company’s reinsurance program UPCIC cedes losses and LAE greater than $35 million in all states up to a maximum of $2.71 billion and APPCIC cedes all losses and LAE greater than $2 million up to a maximum amount of $27.6 million. The Company’s reinsurance protection performed as expected by reducing the net loss and LAE exposure to the maximum retained limits, as stated above, and will provide full reinsurance capacity of $2.71 billion for UPCIC and $27.6 million for APPCIC for the remainder of the 2017/2018 hurricane season. See UPCIC’s and APPCIC’s 2017-2018 Reinsurance Program for a discussion of the Company’s reinsurance program.

All other net losses and LAE, net was $230.1 million for the nine months ended September 30, 2017, compared to $199.7 million during the same period in 2016. The increase reflects general growth and an increase in the underlying losses and LAE ratio of 3.0 percentage points.

The trend in the Company’s underlying losses and LAE ratio presented in the table above reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida and the marketplace dynamics inside of Florida including challenges faced by insurers when policyholders assign benefits underlying their policies to third parties.

General and administrative expenses were $171.6 million for the nine months ended September 30, 2017, compared to $166.8 million during the same period in 2016 as follows (dollars in thousands):

	Nine Months Ended
	September 30,				Change
	2017		2016		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$505,085		$468,443		$36,642	7.8%
General and administrative expenses:
Policy acquisition costs	100,754	20.0%	92,455	19.7%	8,299	9.0%
Other operating costs	70,828	14.0%	74,325	15.9%	(3,497)	(4.7%)
Total general and administrative expenses	$171,582	34.0%	$166,780	35.6%	$4,802	2.9%

For the nine months ended September 30, 2017, general and administrative expenses were $171.6 million, compared to $166.8 million for the same period in 2016. The net increase in total general and administrative expenses of $4.8 million was the result of increases in acquisition costs of $8.3 million, due to increased premium volume, offset by a net decrease in other operating costs of $3.5 million, due to a reduction in stock-based compensation, a reduction in amounts spent on insurance swap contracts and lower consulting and legal fees, partially offset by increases in advertising to promote growth within and outside Florida. Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from economies of scale as general and administrative expenses did not increase at the same rate as revenues. As a result, the expense ratio as a percentage of net earnings decreased to 34.0% for the nine months ended September 30, 2017 compared to 35.6% for the same period in 2016.

Income tax expense for the nine months ended September 30, 2017 decreased by $13.0 million, or 24.0%, when compared to the nine months ended September 30, 2017, primarily as a result of a decrease in income before income taxes, offset by the benefit derived from two discrete items. The first was a credit to income tax expense of $0.8 million for excess tax benefits resulting from stock-based awards that vested and/or were exercised during the nine months ended September 30, 2017. This credit to income tax expense represents the application of a new accounting pronouncement. Prior to 2017, excess benefits were recorded in stockholders’ equity. The other discrete item is a credit to income tax expense of $1.2 million resulting from anticipated recoveries of income taxes paid for the 2014-2015 tax years. Collectively, these discrete items, lowered our effective tax rate to 37.0% for the nine months ended September 30, 2017 as compared to 38.8% for the nine months ended nine months ended September 30, 2016.

Other comprehensive income, net of taxes for the nine months ended September 30, 2017 was $4.2 million compared to $5.6 million for the same period in 2016. Other comprehensive income (loss) represents after tax changes to equity which are not recognized in net income, including changes in the fair value of securities available for sale held in our portfolio and any reclassifications out of cumulative other comprehensive income for securities sold. See “Item 1 — Note 11 (Other Comprehensive Income (Loss)).”

Analysis of Financial Condition—As of September 30, 2017 Compared to December 31, 2016

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	September 30,	December 31,
Type of Investment	2017	2016
Fixed maturities	$609,179	$584,361
Equity securities	26,075	50,803
Short-term investments	—	5,002
Investment real estate, net	16,324	11,435
Total	$651,578	$651,601

See “Item 1 —Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of unearned ceded written premiums that will be earned pro-rata over the coverage period in the future. The increase of $88.1 million to $212.5 million as of September 30, 2017, was due primarily to ceded written premium for reinsurance costs relating to our 2017-2018 catastrophe reinsurance program beginning June 1, 2017.

Reinsurance recoverable represents the estimated amount of losses and LAE that are recoverable from reinsurers. The increase of $412.6 million to $412.7 million as of September 30, 2017 was primarily due to Hurricane Irma.

Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable of $12.9 million to $66.7 million as of September 30, 2017 relates to both the growth in and seasonality of the Company’s business including increased consumer demand during storm periods.

Deferred income tax assets and liabilities represent temporary differences between U.S. GAAP and the tax basis of the Company's assets and liabilities. During the nine months ended September 30, 2017, deferred tax assets decreased by $5.4 million to $5.3 million, primarily due to an increase in deferred policy acquisition costs and decrease in unrealized gains and losses.

Deferred policy acquisition costs increased $11.0 million to $75.9 million as of September 30, 2017, which is in line with the underlying premium growth. See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.

Income taxes recoverable increased $15.9 million to $19.2 million as of September 30, 2017, from $3.3 million as of December 31, 2016. The increase represents amounts due from taxing jurisdictions within one year and arise when income tax payments exceed income tax liabilities. Income taxes recoverable as of September 30, 2017 were $19.2 million, which represents amounts recoverable or to be applied to future periods for federal and state income taxes.

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE increased $381.9 million to $440.4 million as of September 30, 2017. The increase in 2017 was a result of losses recorded in the third quarter of 2017 for Hurricane Irma. Unpaid losses and LAE are net of estimated subrogation recoveries. The Company is continuing its initiatives to expedite claims payments including the ability of our mobile claims teams to rapidly settle certain claims, which we refer to as “Fast Track,” and pursuing the anticipated benefits from subrogation collections.

Unearned premiums represent the portion of direct written premiums that will be earned pro rata in the future. The increase of $80.5 million to $556.3 million as of September 30, 2017 reflects both organic growth and seasonality of our business including increased consumer demand during storm periods as described under “– Overview”.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $10.9 million to $28.7 million as of September 30, 2017 reflects both organic growth and seasonality of our business including increased consumer demand during storm periods as described under “– Overview”.

Reinsurance payable, net increased $260.5 million to $341.4 million as of September 30, 2017 and is comprised of the unpaid amounts owed to reinsurers in connection with the renewal of the Company’s 2017/2018 catastrophe reinsurance program, which began June 1, 2017. It also includes $114 million in cash advances received from reinsurers in connection with Hurricane Irma’s anticipated recoveries.

Other liabilities and accrued expenses increased $10.0 million as a result of increased expenses that relate to Hurricane Irma and costs, such as commissions and taxes, related to increases in our business.

Dividend payable represents the unpaid dividends liability of $0.14 per share declared on August 31, 2017, based on shareholders of record on September 12, 2017 and payable on October 24, 2017.

Capital Resources increased net $47.6 million and includes increases in stockholders’ equity of $49.4 million offset by reduction in long-term debt of $1.8 million. The increases in stockholders’ equity was principally the result of 2017 net income offset by treasury stock purchases, dividends to shareholders and stock based compensation. The reduction in long-term debt was the result of principal payments on debt during 2017. See “– Liquidity and Capital Resources” and “Item 1 – Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of September 30, 2017 was $366.2 million compared to $105.7 million at December 31, 2016. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2017 and December 31, 2016. The increase in cash and cash equivalents was driven by significant cash flows generated from operating and investing activities in excess of those used for financing activities. The increase in cash balances at September 30, 2017 also includes $114.0 million of advance payments received from reinsurers, (“cash calls”) available under the Company’s reinsurance program. Most of the balance of cash and cash equivalents maintained is available for the payment of claims and operation of the Company.

The balance of restricted cash and cash equivalents as of September 30, 2017 and December 31, 2016 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

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

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions as referenced in “Item I – Note 5 – Insurance Operations.” During the nine months ended September 30, 2017, UPCIC paid $30.0 million in dividends to UVECF. The Insurance Entities did not pay dividends to UVECF during the year ended December 31, 2016.

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

Our insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies written. In the event of catastrophic events, many of the Company’s reinsurance agreements provide for “cash calls” whereby reinsurers advance or prepay amounts to the Company, providing liquidity, which the Company utilizes in the claim settlement process. At September 30, 2017 reinsurers advanced $114 million to the Company for Hurricane Irma claims. The Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale.

The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs and for all other losses that otherwise may not be covered by the reinsurance programs. Losses may have a material adverse effect on either the Insurance Entities or our business, financial condition, results of operations and liquidity.

Capital Resources

Capital resources provide protection for policyholders, provide for the financial strength to support the business of underwriting insurance risks, and support continued business growth. At September 30, 2017, we had total capital of $433.8 million, comprised of stockholders’ equity of $420.6 million and total long-term debt of $13.2 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 3.0% and 3.1%, respectively, at September 30, 2017. At December 31, 2016, we had total capital of $386.2 million, comprised of stockholders’ equity of $371.2 million and total long-term debt of $15.0 million. Our debt-to-total-capital ratio and debt-to-equity ratio were 3.9% and 4.0%, respectively, at December 31, 2016.

As described in our Form 10-K for the year ended December 31, 2016, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrues per the terms of the note agreement. At September 30, 2017, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

The Company may repurchase shares from time to time at its discretion, based on ongoing assessments of the capital needs of the Company, the market price of its common stock and general market conditions. The Company will fund the share repurchase program with cash from operations. At September 30, 2017, there were two authorized repurchase plans in effect:

•

On June 13, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common stock through December 31, 2017 (the “2017 Share Repurchase Program”) of which $47 thousand was remaining as of September 30, 2017.

•

On September 5, 2017, our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common stock through December 31, 2018 (the “2018 Share Repurchase Program”). This new authorization follows the Board authorized 2017 Share Repurchase Program which is close to being exhausted. There were no shares of common stock repurchased under 2018 Share Repurchase Program in September 2017.

During the nine months ended September 30, 2017, we repurchased an aggregate of 760,559 shares of UVE’s common stock in the open market at an aggregate cost of $17.9 million. Also, see “Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended September 30, 2017.

Cash Dividends

On January 23, 2017, we declared a cash dividend of $0.14 per share on our outstanding common stock, which was paid on March 2, 2017, to the shareholders of record at the close of business on February 17, 2017.

On April 12, 2017, we declared a cash dividend of $0.14 per share on our outstanding common stock, which was paid on July 3, 2017, to the shareholders of record at the close of business on June 14, 2017.

On August 31, 2017, we declared a cash dividend of $0.14 per share on our outstanding common stock, payable on October 24, 2017, to the shareholders of record at the close of business on September 12, 2017.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2017 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$440,443	$281,884	$127,288	$22,903	$8,368
Long-term debt	14,624	1,322	5,100	3,233	4,969
Total contractual obligations	$455,067	$283,206	$132,388	$26,136	$13,337

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and making the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2017.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. Current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. Thus, the exercise of a call on a callable debt security held at a premium can result in the unamortized premium recorded at a loss in earnings. The guidance shortens the amortization period of certain purchased callable debt securities to the earliest call date. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Under the current guidance, you could consider the call dates and estimate if you had a large number of similar securities and you were basing your judgment on actual experience. Our service provider (who processes the accounting for our investment transactions) has many similar securities on their system and can make that type of determination. As a result, we currently account for the amortization under the proposed guidance and there will be no impact to our results of operations, financial position or liquidity.

In November 2016, the FASB issued guidance intended to reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The balance of restricted cash is currently not material and is not expected to be material and we will comply with the new guidance requirements at the time of adoption. The adoption of this guidance will result in a change in the presentation only in the statement of cash flows and will impact our results of operations, financial position or liquidity.

In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance will apply to: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, 6) distributions received from equity method investments, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Historically, the items outlined above have not been applicable to the Company. Should they occur in the future, we will address them in accordance with the new guidance upon and subsequent to adoption.

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

In January 2016, the FASB issued guidance on recognition and measurement of financial instruments. The new guidance requires certain equity investments to be measured at fair value with changes in fair value reported in earnings and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in other comprehensive income (“OCI”). The new guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for the provisions related to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in OCI. The adoption of this guidance will impact how we account for unrealized gains and losses for equity investments and may result in a change of presentation in the statement of cash flows and is expected to impact our results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of fixed maturities, equity securities and short-term investments (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of September 30, 2017 is comprised of fixed maturities and equities, which thereby expose us to changes in interest rates and equity prices.

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

See “Item 1 – Note 3 (Investments)” for more information about our Financial Instruments.

Interest Rate Risk

Interest rate risk is the sensitivity of a fixed-rate Financial Instrument to changes in interest rates. When interest rates rise, the fair value of our fixed-rate Financial Instruments declines.

The following table provides information about our fixed income Financial Instruments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for fixed income Financial Instruments available for sale as of the dates presented (in thousands):

	September 30, 2017
	Amortized Cost								Fair Value
	2017	2018	2019	2020	2021	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$5,063	$45,502	$84,654	$57,499	$59,236	$125,946	$232,657	$610,557	$609,179
Weighted average interest rate	2.10%	2.36%	1.95%	2.16%	2.19%	4.16%	3.06%	2.90%	2.90%

	December 31, 2016
	Amortized Cost								Fair Value
	2017	2018	2019	2020	2021	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$48,919	$46,183	$84,855	$41,500	$57,071	$88,861	$229,072	$596,461	$589,363
Weighted average interest rate	2.03%	2.41%	1.87%	2.15%	2.26%	4.53%	2.96%	2.79%	2.78%

(1)	Comprised of mortgage-backed and asset-backed securities that have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the fixed maturities. The fixed income Financial Instruments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, redeemable preferred stock, mortgage-backed and asset-backed securities, municipal securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity Financial Instruments in our available for sale portfolio at September 30, 2017 was 2.9 years.

To a lesser extent, we also have exposure to interest on our debt obligation which is in the form of a surplus note. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.

Equity Price Risk

Equity price risk is the potential for loss in fair value of Financial Instruments in common stock and mutual funds from adverse changes in the prices of those Financial Instruments.

The following table provides information about the Financial Instruments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$5,683	21.8%	$93	0.2%
Mutual funds	20,392	78.2%	50,710	99.8%
Total equity securities	$26,075	100.0%	$50,803	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2017 and December 31, 2016 would have resulted in a decrease of $5.2 million and $10.2 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of UVE’s repurchases of common stock for the three months ended September 30, 2017 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
7/1/17 - 7/31/17	—	$—	—	—
8/1/17 - 8/31/17	306,091	$22.91	306,091	—
9/1/17 - 9/30/17	100,175	$19.32	100,175	873,082
Total	406,266	$22.03	406,266	873,082

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares was calculated using a closing price at September 29, 2017 of $23.00 per share.

In June 2016, we announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Exchange Act Rule 10b-18 under the Securities Exchange Act of 1934, as amended, up to $20 million of its outstanding shares of common stock through December 31, 2017. Since June 2016, we have repurchased 859,488 shares of common stock pursuant to this program through September 30, 2017.

In September 2017, our Board of Directors authorized a share repurchase program under which the Company may repurchase in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, up to $20 million of its outstanding shares of common stock through December 31, 2018. We did not repurchase any of our shares of common stock under this program in September 2017.

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: November 9, 2017	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

Date: November 9, 2017	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer