Form 10-K
period 2017-12-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2018-02-23
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2017: $813,691,897.

Indicate the number of shares outstanding of Common Stock of Universal Insurance Holdings, Inc. as of February 14, 2018: 34,863,056

UNIVERSAL INSURANCE HOLDINGS, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Information called for in PART III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

In addition to historical information, the following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” These forward-looking statements may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this report). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the Company”) is the largest private personal residential homeowners insurance company in Florida by direct written premium in-force, with a 10.1% market share as of September 30, 2017, according to the most recent data reported by the Florida Office of Insurance Regulation (the “FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our two wholly-owned licensed insurance subsidiaries are Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”). UPCIC currently writes homeowners insurance policies in 16 states (Alabama, Delaware, Florida, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Virginia), with $1,049.5 million in direct written premium for the year ended December 31, 2017. UPCIC is also licensed to issue policies in Iowa, New Hampshire, and West Virginia. APPCIC currently writes homeowners and Commercial Residential (as defined herein) insurance policies in Florida, with $6.4 million in direct written premium for the year ended December 31, 2017. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard (i.e., periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, more selective underwriting of risks and relatively high premium rates) and soft markets (i.e., periods of relatively high levels of price competition, less restrictive underwriting standards and generally low premium rates). Our business outside of Florida represents approximately 26% of our total insured value as of December 31, 2017.

We generate revenues primarily from the collection of premiums. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary on reinsurance it places for the Insurance Entities; policy fees collected from policyholders by our managing general agent subsidiary; service revenue from claims handling on ceded claims; and financing fees charged to policyholders who choose to defer premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 8,800 licensed independent agents. In writing business, we adhere to a disciplined underwriting approach – writing risks that are priced adequately and meet our underwriting standards – designed to achieve profitable growth as opposed to merely increasing the total number of policies written. We believe we are better positioned than many of our competitors to expand profitably and service our policyholders due to our established internal capabilities; protection afforded us by our reinsurance program; our experienced management team that successfully navigated prior active hurricane seasons, including 2017, 2016, 2005 and 2004; our strong surplus and capital base; our success in growing organically in Florida without relying on the assumption of policies from Citizens Property Insurance Corporation (“Citizens”), the Florida state-sponsored insurer of last resort; and our growing geographic diversification. We also believe that our reinsurance program is structured such that, in the event of an active hurricane season, we are able to pay policyholder claims, maintain sufficient surplus to grow profitably and take advantage of the resulting market dislocation that could potentially follow.

Below is an organization chart that summarizes our corporate structure:

The Insurance Entities are our insurance operating subsidiaries. Most of our policies are written by UPCIC. Universal Risk Advisors (“URA”) is our managing general agent and manages our distribution network and negotiates our reinsurance. Universal Inspection Corporation (“UIC”) conducts inspections as part of our underwriting process, and Universal Adjusting Corporation (“UAC”) manages our claims processing and adjustment functions. Blue Atlantic Reinsurance Corporation (“BARC”) is our reinsurance intermediary. These service companies are vertically aligned with our Insurance Entities to maintain quality throughout the policy origination and claim settlement process. In addition, our servicing subsidiaries help reduce the costs typically associated with outsourced business functions, enhance our ability to expand geographically due to economies of scale in our operations and allow us to expand our business incrementally and more effectively.

OUR STRATEGY

Pursue Profitable Growth with a Focus on Organic Development

We continue to pursue profitable growth both within Florida and through expansion into other states, while continuing to expand Universal DirectSM and adding new products when prudent (such as the Fire, Commercial Multi-Peril, and Other Liability (collectively, “Commercial Residential”) lines of business in Florida that we introduced in late in 2016). Each of these areas is discussed further below.

•

Florida - We intend to continue profitably growing our business organically in Florida through our established network of approximately 4,300 independent Florida agents, the top 20% of whom originated approximately 71% of our total Florida direct written premium for the year ended December 31, 2017, and approximately 1,600 of whom have written business with our company for over a decade. Many of our competitors have experienced growth in recent years primarily as a result of assuming policies from Citizens. Because we perform all of our own marketing and underwriting as part of our organic growth strategy, we believe that we are more deliberate in seeking out profitable business from our independent agent force and selective in the policies we write as compared to Citizens, which generally must provide coverage to policyholders who have been unable to obtain insurance elsewhere. We have not assumed any policies from Citizens or its predecessor, Florida Residential Property and Casualty Joint Underwriting Association, since a single, small transaction in 1998, and have no plans to do so in the future. By contrast, some of our competitors in the Florida market collectively assumed more than 785,000 policies from Citizens since January 1, 2014. As of September 30, 2017, Citizens had approximately 452,000 policies outstanding (down from a peak level of approximately 1.5 million policies in late 2011). We believe that our continuing commitment to organic growth and to servicing our policyholders has created not only a superior premium base but also positive, long-term relationships with our independent agents and policyholders, which will foster our continued growth in and outside of Florida. For the nine months ended September 30, 2017, we issued 136,367 new policies, compared to 70,335 new policies issued by Citizens and 712,166 new policies (in each case, excluding mobile homeowners and farmowners) issued by the remaining top 25 personal residential homeowners and Commercial Residential insurers in Florida combined during the same period, according to the most recent data published by the FLOIR.

•

Other States – We intend to continue our geographical expansion outside of Florida primarily to take advantage of opportunities to write profitable business as well as to diversify our revenue and risk. We target states with underserved homeowners insurance markets where we believe there is price adequacy for our products and where policyholders would benefit from our market knowledge and integrated service model. In new markets, we seek to replicate the successful growth strategy we implemented in Florida, including the careful appointment of new agents that we believe will generate profitable business for our Company. We intend to leverage our existing agent network to generate new relationships and business. We will continue in our commitment to careful, profitable business growth through such independent agents, with the intent to grow quickly when the opportunity arises, including following any market dislocation. Our strategy involves taking the time to learn about each new market and its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. We also believe further geographic diversification will decrease our relative reinsurance costs as our risk profile changes to include more risks not tied to the Florida hurricane exposure. We believe that such diversification will produce more earnings stability as we expand to states with different market cycles than Florida and where the risks insured could offset Florida losses during an active hurricane season such as 2017 which included the impact of Hurricane Irma. Apart from Florida, we currently write homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, and Virginia, and are also licensed to issue policies in Illinois, Iowa, New Hampshire, and West Virginia. As of December 31, 2017, policies outside of Florida accounted for 26% of our total insured value, or $51.8 billion, as compared to 21% as of December 31, 2016.

•

Universal DirectSM – In April 2016, the Company launched a direct-to-consumer online platform, called Universal DirectSM, which enables homeowners to directly purchase, pay for and bind homeowners policies online without the need to directly interface with any intermediaries. Designed to simplify the process of purchasing homeowners insurance, Universal DirectSM includes an intuitive interface, real-time quotes, educational materials, support tools and a seamless purchasing process. Customers have the ability to manage their policies, select payment plans and make payments online, while also having access to live customer support agents, by phone or online, for additional assistance as needed. Universal DirectSM was offered in all 16 states in which the Company offers policies as of December 31, 2017 as follows: Pennsylvania, Minnesota, Alabama, Indiana, South Carolina, Delaware, Georgia, Florida, Hawaii, North Carolina, Virginia, Massachusetts, Maryland, New Jersey, Michigan and New York. During the year ended December 31, 2017, 7,361 policies were written pursuant to Universal DirectSM representing $8.6 million in direct written premium compared to 1,320 policies written representing $1.4 million in direct written premium during the year ended December 31, 2016.

•

New Products – We evaluate potential new product offerings, such as the Commercial Residential business we launched in Florida late in 2016, and look to add new products to our portfolio when prudent after careful consideration and substantial planning and development. On August 3, 2016 we announced that APPCIC received authorization from the FLOIR to amend its Certificate of Authority to add Commercial Residential lines of business in Florida. During the fourth quarter of 2016, our rates were approved and we wrote our first Commercial Residential policy. Expansion into the Commercial Residential business is a step forward for the Company, and will allow us to tap into a large complementary market that will advance our organic growth strategy. We believe there is an opportunity in the Commercial Residential marketplace in Florida and expect to leverage our robust independent agent distribution network to grow this new product. While we view the Commercial Residential market as an untapped opportunity, we intend to approach this expansion cautiously in order to establish a solid framework onto which we can build our Commercial Residential portfolio in order to ensure proper risk selection and that adequate pricing is achieved.

Optimize our Reinsurance Program as our Risk Profile Changes

We will continue to obtain what we believe to be appropriate reinsurance limits, coverage and terms so that our policyholders and shareholders are adequately protected in the event of an active hurricane season. Significant additional new capital entering portions of the reinsurance marketplace has afforded us the opportunity to obtain favorable pricing and contract terms in recent years. Our dedicated reinsurance team at BARC includes seasoned industry professionals whom we hired from Willis Re almost 12 years ago, as well as additional key personnel more recently from leading global reinsurance intermediaries. BARC differentiates us from our competitors by enabling us to act as our own reinsurance intermediary, developing a bespoke reinsurance program tailored to our needs in both soft and hard reinsurance markets. This team has developed and enhanced existing strong long-term relationships with world leading reinsurance companies, providing better efficiency in the manner in which we buy reinsurance. We had in excess of 60 reinsurance partners for the 2017-2018 reinsurance year from companies in the United States, Bermuda, London, Continental Europe and Asia. BARC works in conjunction with URA in providing these services. We also receive reinsurance intermediary services from Guy Carpenter and thereby benefit from its depth of experience and knowledge of market standards. Guy Carpenter works closely with our teams at BARC and URA in designing our reinsurance program and allowing us to obtain favorable pricing. Our internal team and Guy Carpenter continually evaluate prevailing costs and the level of coverage that we determine is necessary in order to proactively capitalize on favorable market conditions.

Effective June 1, 2015, we eliminated our quota share reinsurance arrangements; purchased additional excess of loss catastrophe cover; and converted from a two-tower reinsurance program to a single tower reinsurance program covering our nationwide business based on our improving financial condition, our evaluation of market conditions and our changing coverage needs. We also supplemented this nationwide reinsurance program with a stand-alone supplemental non-Florida catastrophe reinsurance program for the 2017-2018 period, which provides coverage for catastrophic events affecting states outside of Florida in which we write policies. We believe that restructuring our reinsurance program in this manner and continuously re-evaluating that structure has allowed us to take advantage of attractive reinsurance pricing and terms and to retain profitable business by eliminating our quota share program, while still maintaining reinsurance coverage that we believe is sufficient to protect our policyholders and shareholders. As an example, our reinsurance program generally performed as designed following Hurricane Irma in 2017, limiting the net loss and loss adjustment expenses (“LAE”) to our net retention levels. Further, fees generated from our service subsidiary companies produced income after Hurricane Irma, and this, combined with other benefits derived from our reinsurance program, helped to offset losses and reduce the overall effect that Hurricane Irma had on our consolidated financial statements. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Overview” for further discussion about Hurricane Irma.

Continue to Build and Enhance Our Claims Operations

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

Maintain an Emphasis on Underwriting Discipline

We seek to generate a consistent underwriting profit on the business we write in hard and soft markets through carefully developed underwriting guidelines informed by our experience in evaluating risks and in handling and processing claims. By focusing on identifying and assessing key risks and exposures in the market, we believe we are able to accurately price eligible risks and generate consistent profits. We assumed only one small group of policies from Citizens’ predecessor in 1998 when we first began our operations. Since then, we have grown our business by leveraging our network of approximately 4,300 independent agents in Florida, and by expanding to other geographic areas that present market opportunities. We periodically review the renewal rates and quality of business generated by our independent agents to ensure underwriting profitability and work with agents where we believe improvement is warranted. As a result of this organic expansion and our vertically integrated structure, all of our operating units possess extensive knowledge of the personal residential homeowners insurance market.

Provide High Quality Service to our Policyholders

We strive to provide excellent customer service to each of our policyholders throughout every aspect of our business. We believe our vertically integrated business model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us. We believe that when policyholders have high levels of customer satisfaction with our Company, we are able to strengthen our reputation and relationships with our independent insurance agent network. We are committed to managing our losses, loss adjustment expenses and claims administration procedures through prudent underwriting and the use of internal claims adjustment services. We believe our personnel growth and commitment to an in-house claims handling process has improved the policyholder experience and, therefore, our relationship with the policyholders agents, which we believe increases retention of policies in-force. Our monthly weighted average renewal retention rate for the year ended December 31, 2017 was 88.1%.

OUR COMPETITIVE STRENGTHS

We believe that our success, historical growth and ability to capitalize on our future growth prospects are a result of the following competitive strengths of our business and management team.

Experienced Leadership Team

We have a deep and experienced leadership team with extensive experience in the Florida personal residential homeowners insurance market. Our Chief Executive Officer, Sean P. Downes, has more than 25 years of experience in the insurance industry. Prior to Mr. Downes’ arrival, all of our claims processing was outsourced to third parties. When Mr. Downes joined our company in 1999, he oversaw our claims operations and later oversaw the development of our vertically integrated structure. Mr. Downes has worked in the Florida insurance industry during all of its most recent active hurricane seasons. In particular, Mr. Downes led the claims team of a multi-line insurance claims adjusting corporation following Hurricane Andrew and served as Chief Operating Officer of UPCIC during the 2005 and 2004 active hurricane seasons. Jon W. Springer, our President and Chief Risk Officer, has over 25 years of experience in the insurance industry, including nine years leading a team of reinsurance specialists for Willis Re before joining us to implement and oversee our reinsurance program. Prior to becoming our President and Chief Risk Officer, Mr. Springer was Chief Operating Officer and an Executive Vice President of URA and BARC.

We believe this leadership team has led us in a strategic direction that has realized many benefits for our shareholders and policyholders, evidenced in part by the 155.0% increase in our stockholders’ equity and the 136.1% increase in policyholders’ surplus that we have realized since their tenure began. Further, they are supported by a group of highly qualified individuals with industry expertise and extensive operational experience, which enables us to capitalize on our experience of having emerged from the 2004, 2005, and 2017 active hurricane seasons in sound financial condition, whereas many of our competitors are new to the market and have not experienced the challenges of an active Florida hurricane season.

Vertically Integrated Structure

We are vertically integrated with substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement performed internally. Our ability to provide these services ourselves allows us to compress the cycle time of claim resolution in order to promptly pay valid claims and to control claims handling costs. In particular, by performing our own claims adjustment processes, we can better expedite meritorious claims as well as devote attention to potentially suspicious or inflated claims. As a result, we are generally able to begin the adjustment and mitigation process much earlier than if we relied more heavily on third parties, thereby reducing LAE and ultimate loss payouts. Our statutory net loss and LAE ratio for the nine months ended September 30, 2017 was 53.0%, lower than most of our peer companies. We are also able to retain a significant portion of the management and service fees that we and, indirectly, our reinsurers would otherwise pay to third parties for rendering such services. We do, however, intend to continue having a small portion of claims handled by select third parties, as we believe that maintaining relationships with third-party service providers will benefit us in the event we need their assistance in handling claims due to a catastrophic event.

In the future, we will continue to capitalize on our vertically integrated structure by retaining certain fees that we pay to our subsidiary service providers for, managing general agent, reinsurance brokerage, adjusting and other services. We currently administer 100% of all claims and outsource 35% of on-site field adjustment assignments, and thereby retain a corresponding portion of fees that would have otherwise been paid to external adjusters. These cost efficiencies will help us better withstand the financial impact of potential catastrophic storms. We also continue to retain select third-party claims adjusters to perform field services and adjust the remaining portion of our claims in order to maintain our relationships with them, so they can assist us during periods of high claims volume in providing high quality and timely service to our policyholders. Accordingly, we believe we are able to reduce expenses during non-catastrophe years while providing a high level of customer service during all years.

Robust Independent Agent Distribution Network

We have developed long-term relationships with a network of approximately 8,800 licensed independent insurance agents – with approximately 4,300 in Florida and approximately 4,500 outside of Florida. Of our 4,300 independent Florida agents, approximately 1,600 have written business with us for over a decade. Our relationships with our Florida independent agents are critical to our success in growing our business in the future and are key differentiators when compared with competitors that have relied upon assumptions of policies from Citizens for their growth and, as a result, may not have developed the same degree of loyalty with as large a group of independent agents in Florida. We believe we have been able to build this network due to our reputation, commitment to the Florida market, experience, and integrity in the underwriting process, as well as our consistency in offering our products through hard and soft markets. Further, the responsiveness of our operating units due to our vertically integrated structure enhances our relationships with our independent agents. By developing and controlling our proprietary technology system, we can rapidly respond to enhancement requests from our independent agents regarding our policy processing system.

Strong Balance Sheet, with a Proven Capital Return Strategy

We have a strong balance sheet, including a stable investment portfolio, a conservative reserve position, a strong and growing capital base, and a proven capital return strategy. Our investment portfolio is largely fixed maturities with a modest allocation of equities and real estate. Our fixed maturities portfolio is ~99% investment grade securities with a AA- average credit rating. We have a strong and growing capital position that contains minimal goodwill, no intangible assets, and minimal debt. We take a conservative approach to loss reserving, and have made substantial efforts in recent years to improve our claims operation, including the addition of our Fast Track team (which has reduced claim resolution time) and an intensified effort to collect subrogation. Since the Company was formed in 1997, we have posted substantial growth in stockholders’ equity and book value per share. We have demonstrated an ability and willingness to return capital to our shareholders, paying both a regular dividend and, over each of the past six years a special dividend, as well as repurchasing shares of our common stock in the open market and in private transactions.

MARKET

Florida

According to the U.S. Census Bureau, at June 30, 2017, Florida was the third largest state in terms of population, with approximately 21 million people. The University of Florida Bureau of Economic and Business Research estimates that Florida is expected to reach a population of approximately 26 million people by 2040, an increase of 41% from 2010. Property ownership and development represent key drivers of the Florida economy. Because of its location, Florida is exposed to an increased risk of hurricanes during the entire six months of the Atlantic hurricane season, which spans from June 1 through November 30. Eight hurricanes in 2004 and 2005, including Hurricanes Charley, Katrina, Rita and Wilma, caused combined estimated nationwide property damage of over $127 billion, a significant portion of which occurred in Florida. In September 2017, Hurricane Irma caused an estimated $17.2 billion in property damage, the majority of which occurred in Florida. Given the potential for significant personal property damage, the availability of personal residential insurance and claims servicing are vitally important to Florida residents.

The Florida residential insurance market is highly fragmented and dominated by in-state insurance companies, and the state’s residual insurance market, Citizens. Significant dislocation in the Florida property insurance market began following Hurricane Andrew in 1992 and accelerated following the 2004 and 2005 hurricane seasons. National and regional insurers significantly reduced their share of the market in Florida between 1999 and 2012. As national and regional insurance companies reduced their exposure in Florida, Citizens, which was at the time and remains today, by law, an insurer of last resort, increased efforts to provide affordable residential insurance to those residents unable to obtain coverage in the private market. As a result, Citizens’ policy count grew from roughly 800,000 policies in 2005 to a peak level of approximately 1.5 million policies in late 2011. To reduce Citizens’ risk exposure, beginning in 2010, Florida’s elected officials encouraged Citizens to focus on reducing the size of its portfolio by returning policies to the private market. Depopulation efforts have been successful, as Citizens’ policy count at September 30, 2017 was approximately 452,000. To be eligible for a Citizens policy, an applicant must either be denied comparable coverage offers from the private insurance market or have received coverage offerings from the private insurance market requiring premium payments that are more than 15% higher than a comparable Citizens policy.

According to data compiled by the FLOIR, Citizens was the second largest residential insurer in Florida as of September 30, 2017, with a market share of approximately 8.1% based on total direct premiums written in-force for personal residential insurance (excluding mobile homeowners and farmowners). As of December 31, 2017, less than 1,000 of our 618,280 Florida in-force policies, or 0.1%, were assumed from Citizens’ predecessor, as compared to some of our competitors that collectively have assumed more than 785,000 policies from Citizens since January 1, 2014. We believe we have the opportunity to significantly expand the size of our personal residential homeowners insurance business both inside and outside of Florida by pursuing organic growth, and have demonstrated this ability within Florida since 1998 and outside of Florida since 2008.

All residential insurance companies that write business in Florida, including the Insurance Entities, are required to obtain a form of reinsurance through the Florida Hurricane Catastrophe Fund (the “FHCF”), a state-sponsored entity that provides a layer of reinsurance protection at a price that is typically lower than what would otherwise be available in the general market. The purpose of the FHCF is to protect and advance the state’s interest in maintaining insurance capacity in Florida by providing reimbursements to insurers for a portion of their catastrophe hurricane losses. Currently, the FHCF provides $17 billion of aggregate capacity annually to its participating insurers, which may be adjusted by statute from time to time.

Other States

While we are concentrated in Florida, part of our strategy is to continue our geographic expansion outside of Florida primarily, to take advantage of opportunities to write profitable business as well as to diversify our revenue and risk. We are targeting states with underserved homeowners insurance markets where we believe there is price adequacy for our products and where policyholders would benefit from our market knowledge and integrated service model. We currently write homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, and Virginia, and are also licensed to issue policies in Illinois, Iowa, New Hampshire, and West Virginia. We look to expand to markets that have opportunities for reasoned, profitable growth and that allow us to position ourselves to take advantage of market dislocation opportunities similar to what we capitalized on in Florida (e.g. following the 2017, 2005 and 2004 hurricane seasons).

COMPETITION

The market for personal residential homeowners insurance is highly competitive. In our primary market, Florida, there are approximately 127 licensed insurance companies that write residential homeowners insurance policies. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry.”

The table below shows policy count, direct written premium in-force and total insured value by market share (excluding mobile homeowners and farmowners) for the top 20 personal residential homeowners insurance companies by direct written premium in Florida as of September 30, 2017, which is the most recent date that the information is publicly available. We compete to varying degrees with all of these companies and others, including large national carriers.

	Florida Homeowners Insurance Market - Personal Residential -
	Ranked by Direct Written Premium In-Force*
			Direct
			Written
	Policies	Percentage	Premium	Percentage	Total Insured	Percentage
Company Name	in-Force	Distribution	in-Force	Distribution	Value**	Distribution
Universal Insurance Holdings, Inc.	612,670	10.5%	$927,593	10.1%	$140,293,797	7.5%
Citizens Property Insurance Corporation	389,990	6.7%	745,951	8.1%	93,360,665	5.0%
Tower Hill	353,530	6.0%	635,426	6.9%	152,405,375	8.1%
Federated National Insurance Company	277,379	4.7%	487,640	5.3%	98,376,805	5.2%
Heritage Insurance Holdings, Inc.	232,854	4.0%	439,461	4.8%	75,153,790	4.0%
USAA	219,057	3.7%	403,752	4.4%	66,863,296	3.6%
Progressive	341,891	5.8%	398,679	4.3%	112,792,465	6.0%
Security First Insurance Company	342,192	5.8%	378,932	4.1%	94,267,005	5.0%
HCI Group, Inc.	135,154	2.3%	345,804	3.8%	42,596,761	2.3%
United Insurance Holdings Corp.	177,340	3.0%	301,781	3.3%	71,438,025	3.8%
First Protective Insurance Company	117,170	2.0%	295,098	3.2%	66,800,316	3.6%
St. Johns Insurance Company, Inc.	169,181	2.9%	257,153	2.8%	72,357,431	3.9%
American Integrity Insurance Company of Florida	237,913	4.1%	256,563	2.8%	82,883,738	4.4%
People’s Trust Insurance Company	129,626	2.2%	248,733	2.7%	38,458,616	2.1%
Florida Peninsula Holdings, LLC	114,201	1.9%	244,551	2.7%	41,938,043	2.2%
Federal Insurance Company	33,479	0.6%	200,750	2.2%	62,136,743	3.3%
Southern Fidelity	131,073	2.2%	179,617	2.0%	33,363,734	1.8%
American International Group, Inc.	14,894	0.3%	172,063	1.9%	45,122,732	2.4%
Allstate Corp. (Castle Key)	168,793	2.9%	169,003	1.8%	31,979,446	1.7%
Safepoint Insurance Company	71,904	1.2%	140,932	1.5%	16,695,872	0.9%
Total - Top 20 Insurers	4,270,291	72.8%	$7,229,482	78.7%	$1,439,284,655	76.8%

Total - All Insurers	5,858,776	100.0%	$9,167,584	100.0%	$1,875,697,224	100.0%
*

The information displayed in the table above is compiled and published by the FLOIR as of September 30, 2017, based on information filings submitted quarterly by all Florida licensed insurance companies and downloaded from FLOIR’s database as of February 9, 2018. Such information is presented for each individual company or aggregated by the company’s operating subsidiaries’ market share results in Florida. State Farm Florida Insurance Company does not report this type of information to the FLOIR. Dollar values are in thousands, rounded to the nearest thousand.

**	Total insured values are for policies in-force that include wind coverage.

We compete primarily on the basis of the strength of our distribution networks, high-quality service to our independent agents and policyholders, our reputation and commitment to the Florida market, claims handling ability, product features tailored to our markets and price, among other factors. Our successful track record in writing residential homeowners insurance in catastrophe-exposed areas has enabled us to develop sophisticated risk selection and pricing techniques that endeavor to identify desirable risks and accurately reflect the risk of loss while allowing us to be competitive in our target markets. This risk selection and pricing approach allows us to profitably offer competitive products in areas that have a high demand for property insurance yet are underserved by the national carriers. Each of the Insurance Entities is currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”), a rating agency specializing in evaluating the financial stability of insurers.

PRODUCTS AND DISTRIBUTION

Products

Our focus and our primary product is personal residential homeowner insurance, which accounts for the vast majority of business that we write. Our homeowners insurance products provide policyholders with the ability to receive homeowners, renters, condominium, dwelling, fire, other structures, personal property, personal liability and personal articles coverages. For the year ended December 31, 2017, we wrote an average of 19,829 new policies per month, an increase of 18.3% as compared to the prior year, and residential homeowners policies produced direct written premium of $982.4 million. Homeowners insurance policies accounted for 93.0% of our total direct written premium, with the remaining 7.0% comprised of Commercial Residential and fire and allied lines coverage.

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

The geographical distribution of our policies in-force, in-force premium and total insured value for Florida by county were as follows as of December 31, 2017 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2017
			In-Force		Total Insured
County	Count	%	Premium	%	Value	%
South Florida
Broward	92,991	15.1%	$184,217	19.9%	$24,626,640	16.8%
Palm Beach	79,122	12.8%	144,032	15.6%	21,790,700	14.9%
Miami-Dade	82,352	13.3%	165,001	17.8%	18,516,985	12.6%
South Florida exposure	254,465	41.2%	493,250	53.3%	64,934,325	44.3%

Other significant* Florida counties
Pinellas	39,366	6.4%	45,955	5.0%	6,893,810	4.7%
Hillsborough	26,248	4.2%	33,540	3.6%	6,188,844	4.2%
Escambia	19,173	3.1%	29,943	3.2%	5,489,568	3.8%
Collier	21,039	3.4%	27,011	2.9%	3,572,248	2.4%
Lee	26,534	4.3%	26,254	2.8%	4,158,638	2.8%
Polk	18,309	3.0%	25,030	2.7%	5,529,038	3.8%
Pasco	23,575	3.8%	24,170	2.6%	7,615,170	5.2%
Brevard	19,354	3.1%	24,078	2.6%	3,944,004	2.7%
Total other significant* counties	193,598	31.3%	235,981	25.4%	43,391,320	29.6%

			In-Force		Total Insured
Summary for all of Florida	Count	%	Premium	%	Value	%
South Florida exposure	254,465	41.2%	493,250	53.3%	64,934,325	44.3%
Total other significant* counties	193,598	31.3%	235,981	25.4%	43,391,320	29.6%
Other Florida counties	170,217	27.5%	196,856	21.3%	38,298,825	26.1%
Total Florida	618,280	100.0%	$926,087	100.0%	$146,624,470	100.0%
*	Significant counties defined as greater than 2.5% of total in-force premium as of December 31, 2017.

The geographical distribution of our policies in-force, in-force premium and total insured value across all states were as follows, as of December 31, 2017, 2016 and 2015 (dollars in thousands, rounded to the nearest thousand):

	As of December 31, 2017
			In-Force		Total Insured
State	Count	%	Premium	%	Value	%
Florida	618,280	80.9%	$926,087	87.6%	$146,624,470	73.9%
North Carolina	48,866	6.4%	36,993	3.5%	14,275,508	7.2%
Georgia	31,305	4.1%	32,343	3.1%	11,380,109	5.7%
South Carolina	13,769	1.8%	13,372	1.3%	4,120,728	2.1%
Massachusetts	10,132	1.3%	13,162	1.2%	5,857,450	3.0%
Indiana	11,622	1.5%	9,236	0.9%	3,768,044	1.9%
Pennsylvania	10,554	1.4%	7,292	0.7%	4,047,997	2.1%
Minnesota	4,769	0.6%	5,198	0.5%	2,103,731	1.1%
Virginia	4,908	0.6%	3,867	0.4%	2,263,923	1.1%
Alabama	2,861	0.4%	2,934	0.3%	895,380	0.5%
Maryland	2,354	0.3%	1,901	0.2%	869,685	0.4%
Hawaii	2,009	0.3%	1,830	0.2%	842,740	0.4%
Michigan	1,330	0.2%	1,574	0.1%	491,906	0.2%
Delaware	828	0.1%	903	0.0%	400,076	0.2%
New Jersey	877	0.1%	858	0.0%	428,072	0.2%
New York	54	0.0%	52	0.0%	27,191	0.0%
Total	764,518	100.0%	1,057,602	100.0%	198,397,010	100.0%

	As of December 31, 2016
			In-Force		Total Insured
State	Count	%	Premium	%	Value	%
Florida	577,783	84.6%	$862,332	90.2%	$134,493,470	79.1%
North Carolina	41,393	6.1%	30,858	3.2%	11,972,066	7.0%
Georgia	24,257	3.6%	23,849	2.5%	8,450,315	5.0%
South Carolina	12,230	1.8%	12,393	1.3%	3,592,203	2.1%
Massachusetts	7,451	1.1%	9,964	1.0%	4,352,990	2.6%
Indiana	6,835	1.0%	5,381	0.6%	2,162,967	1.3%
Pennsylvania	5,303	0.8%	3,677	0.4%	1,925,226	1.1%
Minnesota	2,089	0.3%	2,251	0.2%	896,969	0.5%
Virginia	269	0.0%	224	0.0%	130,556	0.1%
Alabama	624	0.1%	624	0.1%	182,456	0.1%
Maryland	1,756	0.2%	1,413	0.1%	640,919	0.4%
Hawaii	1,767	0.2%	1,689	0.2%	756,428	0.4%
Michigan	538	0.1%	651	0.1%	190,360	0.1%
Delaware	621	0.1%	663	0.1%	289,941	0.2%
New Jersey	—	—	—	—	—	—
New York	—	—	—	—	—	—
Total	682,916	100.0%	955,969	100.0%	170,036,866	100.0%

	As of December 31, 2015
			In-Force		Total Insured
State	Count	%	Premium	%	Value	%
Florida	550,800	88.2%	$821,631	92.6%	$127,705,731	84.0%
North Carolina	34,084	5.4%	25,411	2.9%	9,981,069	6.6%
Georgia	17,425	2.8%	16,013	1.8%	5,716,851	3.8%
South Carolina	10,479	1.7%	11,744	1.3%	3,135,568	2.1%
Massachusetts	4,720	0.8%	6,455	0.7%	2,790,054	1.8%
Indiana	2,694	0.4%	2,146	0.3%	851,536	0.6%
Pennsylvania	1,017	0.2%	738	0.1%	360,991	0.2%
Minnesota	251	0.0%	277	0.0%	108,337	0.1%
Virginia	—	—	—	—	—	—
Alabama	—	—	—	—	—	—
Maryland	1,278	0.2%	1,026	0.1%	464,081	0.3%
Hawaii	1,523	0.2%	1,547	0.2%	680,701	0.4%
Michigan	—	—	—	—	—	—
Delaware	396	0.1%	407	0.0%	181,857	0.1%
New Jersey	—	—	—	—	—	—
New York	—	—	—	—	—	—
Total	624,667	100.0%	887,395	100.0%	151,976,776	100.0%

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

The following table shows UPCIC’s most recently approved rate changes. All percentage increases and decreases are expressed as statewide averages.

	2017 Rate Changes			2016 Rate Changes			2015 Rate Changes
			Percentage Increase			Percentage Increase			Percentage Increase
	Effective Dates	State	(Decrease)	Effective Dates	State	(Decrease)	Effective Dates	State	(Decrease)
Homeowners	December 7, 2017 for new business; January 26, 2018 for renewal business	FL	3.40%	None	FL	None	April 15, 2015 for new business; May 25, 2015 for renewal business	FL	2.20%

	None	NC	None	None	NC	None	June 1, 2015 for new business and renewal business	NC	0.60%

	None	SC	None	None	SC	None	November 20, 2015 for new business; January 6, 2016 for renewal business	SC	2.46%

	None	GA	None	June 1, 2016 for new business and renewal business	GA	7.50%	None	GA	None

Fire	February 3, 2018 for new business; March 25, 2018 for renewal business	FL	6.00%	August 31, 2016 for new business; October 19, 2016 for renewal business	FL	3.70%	April 20, 2015 for new business; June 5, 2015 for renewal business	FL	4.90%

	None	NC	None	None	NC	None	April 1, 2015 for new business and renewal business	NC	1.22%

Distribution

We market and sell our products primarily through our network of approximately 8,800 licensed independent agents, which we continue to build both in Florida and in other states. In addition to our independent agent force, we offer policies through our online platform Universal DirectSM as described further below. Of our independent agents, the top 20% accounted for approximately 90% of our direct written premium for the year ended December 31, 2017. Currently, we have approximately 4,300 independent agents in Florida and approximately 4,500 independent agents outside of Florida. Our relationships with independent agents and their relationships with their customers are critical to our ability to identify, attract and retain profitable business. See “Item 1A—Risk Factors—Risks Relating to Our Business—Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business.” We have developed our independent agency distribution channel since our inception, and we believe we have built significant credibility and loyalty within the independent agent community in the states in which we operate, particularly Florida. We actively participate in the recruitment and training of our independent agents and provide each agency with training sessions on topics such as submitting claims and underwriting guidelines, either over the phone or through an internet portal. We also engage a third-party market representative to assist in ongoing training and recruitment initiatives in all of the states in which we write business.

A key part of our distribution strategy is to utilize an attractive commission-based compensation plan as an incentive for independent agents to place business with us. We also attempt to provide excellent service to our independent agents and brokers, maintaining a long-standing partnership with our independent agents and a consistent presence in our target markets through hard and soft market cycles. Our internal staff and specialists provide support to our independent agents, including use of various technologies to assist with the delivery of service to our policyholders. Our independent agents have access to all policy and payment information through our online, proprietary system. This system allows our independent agents to provide quotes within minutes, and because we control our technology, we are able to quickly respond to agents who need troubleshooting assistance or who offer recommendations for improvement. This system has evolved into a highly valued tool that enables agents to quickly understand the status of a policy and assist their clients with any policy-related questions. We regularly monitor and enhance the system to provide the best point of sale tools possible. Agents are provided dedicated internal contacts should they need assistance, and agencies are proactively contacted on a quarterly basis to solicit feedback.

As a result of the superior service and compensation we provide, we have relatively little turnover among many of our key independent agents. Approximately 1,600, or 18%, of our independent agents have relationships with us that span a decade or more.

In addition to distributing our products through our independent agent network, we also utilize our unique direct-to-consumer platform, Universal DirectSM, to sell products directly to consumers. In April 2016, the Company launched a direct-to-consumer online platform called Universal DirectSM, which enables homeowners to directly purchase, pay for and bind homeowners policies online without the need to directly interface with any intermediaries. Universal DirectSM was offered in all 16 states in which the Company offers policies as of December 31, 2017. During the year ended December 31, 2017, 7,361 policies were written representing $8.6 million in direct written premium, as compared to 1,320 policies written representing $1.4 million in direct written premium during the year ended December 31, 2016.

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

Underwriting

All underwriting is performed internally utilizing our state-approved underwriting manuals as the basis of our rate-making and risk assessment. Our manuals have been developed and enhanced over a number of years based on our deep knowledge of the homeowners insurance industry, and based on an ongoing analysis of our own loss experience. Initially, all new business must be submitted to us through our proprietary policy processing system and risk criteria, which allows our independent agent partners to generate quotes and bind policies subject to compliance with our binding authority guidelines and risk criteria. Policies that are bound by either independent agents or through Universal DirectSM are further reviewed by our underwriting staff for accuracy of data, including reports of on-site inspections. Our underwriting process is constantly evolving as new and different type of risks and claim types become prevalent. However, see “Item 1A—Risk Factors—Risks Relating to Our Business—The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.”

Policy Administration

We have developed a proprietary suite of applications that provide underwriting, policy and claim administration services, including billing, policy maintenance, inspections, refunds, commissions and data analysis. Our proprietary rating engine aligns with various state requirements to support our geographic expansion. This sophisticated policy processing system is solely managed by our employees, and enhancements are implemented while adhering to strict internal control requirements to ensure business continuity.

Claims Administration

We closely manage all aspects of the claims process, from processing the initial filing to claim conclusion. When a policyholder contacts us to report a claim, members of our claims department create a claim file and aggregate the appropriate supporting documentation. Claims are then reviewed by our managers and staff adjusters, who assess the extent of the loss, complete on-site investigations when required, and determine the resources needed to adjust each claim. We perform or supervise the adjusting services rendered for our policyholders at all stages of the claims process, which we believe allows us to reduce cost and provide a high level of customer service. We assign a small percentage of field inspections to third-party adjusters in order to maintain relationships that will allow us to continue to provide high quality and timely service following a catastrophe or any other period of unusually high claim volume, such as the increase in claims that occurred after Hurricane Irma in September 2017.

Reinsurance Intermediary

We manage our reinsurance program through our internal reinsurance intermediary, BARC, in conjunction with URA. Approximately 10 years ago, we hired a dedicated team of reinsurance specialists from Willis Re, including our President and Chief Risk Officer, Jon W. Springer, to design a customized reinsurance strategy for us and to develop our in-house analytical capabilities. Our reinsurance team has an average of 25 years of knowledge and expertise of the reinsurance industry. We have two experienced actuaries and analytics modeling personnel on staff at BARC to assist in evaluating and designing our reinsurance program. Not only do we receive a portion of the fees that otherwise would be paid in commissions to a third-party reinsurance intermediary, we also develop and maintain long-term relationships with our reinsurers. We also utilize Guy Carpenter as a third-party reinsurance intermediary as needed, enabling us to capitalize on its market experience and knowledge as well as our internal capabilities. Guy Carpenter works closely with our teams at BARC and URA in designing our reinsurance program to obtain favorable pricing, as well as continually evaluating prevailing costs and the level of coverage we feel we need in order to capitalize on favorable market conditions.

REINSURANCE

Developing and implementing our reinsurance strategy to adequately protect us in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key focus for our leadership team. The benefits of the reinsurance strategy in 2017 are further discussed in “Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” In recent years, the property and casualty insurance market has experienced a substantial increase in the availability of property catastrophe reinsurance resulting from the increased supply of capital from non-traditional reinsurance providers, including private capital and hedge funds. This increased capital supply, coupled with a lack of recent significant catastrophic activity in Florida and elsewhere around the world, and underwriting improvements, such as Florida’s wind mitigation efforts to strengthen homes subject to wind events, has reduced the cost of property catastrophe reinsurance, directly benefitting significant reinsurance buyers, such as us.

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third-party reinsurers. We rely on third-party reinsurers and the FHCF, and do not have any captive or affiliated reinsurance arrangements in place. The FLOIR requires us and all insurance companies doing business in Florida to have a certain amount of capital and reinsurance coverage in order to cover losses upon the occurrence of a single catastrophic event and a series of catastrophic events occurring in the same hurricane season. Our 2017-2018 reinsurance program meets and provides reinsurance in excess of the FLOIR’s requirements, which are based on, among other things, the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks and a series of stress test catastrophe loss scenarios based on past historical events. As respects to the single catastrophic event, the nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within the insurer’s portfolio. Accordingly, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company.

We believe our retention under the reinsurance program is appropriate and structured to protect our policyholders. We test the sufficiency of our reinsurance program by subjecting our personal residential exposures to statistical testing using a third-party hurricane model, RMS RiskLink v17.0 (Build 1825). This model combines simulations of the natural occurrence patterns and characteristics of hurricanes, tornadoes, earthquakes and other catastrophes with information on property values, construction types and occupancy classes. The model outputs provide information concerning the potential for large losses before they occur so companies can prepare for their financial impact.

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

We have used the model results noted above to stress test the completeness of the program by simulating a recurrence of the 2004 calendar year, in which four large catastrophic hurricanes made landfall in Florida. This season is considered to be the worst catastrophic year in Florida’s recorded history. Assuming the reoccurrence of the 2004 calendar year events, including the same geographic path of each such hurricane, the modeled estimated net loss to us in 2017 with the reinsurance coverage described herein would be approximately $84 million (after tax, net of all reinsurance recoveries), the same as it would have been in 2016. We estimate that, based on our portfolio of insured risks as of December 31, 2017 and 2016, a repeat of the four 2004 calendar year events would have exhausted approximately 27.0% and 25.0%, respectively, of our property catastrophe reinsurance coverage.

UPCIC’s Retention

UPCIC has a net retention of $35 million per catastrophe event for losses incurred, in all states, up to a first event loss of $2.778 billion. UPCIC also purchases a separate underlying catastrophe program to further reduce its retention for all losses occurring in any state other than Florida (the “Other States Reinsurance Program”). UPCIC retains only $5 million under its Other States Reinsurance Program in the first event and only $1 million under its Other States Reinsurance Program for the second through fourth events. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.

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

UPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second, third, fourth, fifth and sixth reinsurance layers all attach at $90 million. Any layers above the $90 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. This means that, unless losses exhaust the top layer of our coverage, we are exposed to only $35 million in losses, pre-tax, per catastrophe for each of the first four events. In addition to tax benefits that could reduce our ultimate loss, we anticipate that certain fees paid to our subsidiary service providers by our Insurance Entities and, indirectly, our reinsurers, would also increase during an active hurricane season, which could also offset claim-related losses we would have to pay on our insurance policies. The subsidiary companies, and UPCIC in particular, experienced a significant volume of claims from Hurricane Irma which surpassed the Company’s per occurrence retention of $35 million and triggered its reinsurance program. The program responded according exactly to plan and the weighted average of funds received from third party reinsurance partners was less than 4 business days.  Fees paid to our subsidiary service providers increased due to both the volume of claims administered as well as additional premiums paid to reinstate reinsurance coverage.

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

In certain circumstances involving a first catastrophic event impacting both Florida and other states, UPCIC’s retention could result in pre-tax net liability as low as $5,000,000 – the $35 million net retention under the all states reinsurance program could be offset by as much as $30 million in coverage under the Other States Reinsurance Program – or 1.6% of UPCIC’s statutory policyholders’ surplus as of December 31, 2017.

FHCF

UPCIC’s third-party reinsurance program supplements the FHCF coverage we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2017, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $2,075.5 million, or $1,868 million, in excess of $618 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2017 hurricane season is $124 million.

Coverage purchased from third-party reinsurers, as described above, adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our Florida portfolio due to a declared hurricane that causes storm losses in Florida.

The third-party reinsurance we purchase for UPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, UPCIC has reinsurance coverage of up to $2,778 million for the first event, as illustrated by the graphic below. Should a catastrophic event occur, we would retain up to $35 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

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

APPCIC’s Retention

APPCIC has a net retention of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $28.1 million. This retention amount is gross of any potential tax benefit we would receive in paying such losses.

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

FHCF

APPCIC’s third-party reinsurance program is used to supplement the FHCF reinsurance we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2017, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $15.8 million, or $14.2 million, in excess of $4.7 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2017 hurricane season is $943 thousand. Factoring in our estimated coverage under the FHCF, we purchase coverage alongside our FHCF coverage from third-party reinsurers as described above, which adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our portfolio due to a declared hurricane that causes storm losses in Florida.

The third-party reinsurance we purchase for APPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, APPCIC has reinsurance coverage of up to $28.1 million, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $2 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

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

INVESTMENTS

We invest excess funds for each of the Insurance Entities and UVE. We have retained third-party investment advisers to advise us and manage our investment portfolio and short-term cash investments. Our Board’s Investment Committee oversees these advisers and reports overall investment results to our Board of Directors, at least on a quarterly basis.

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

The primary objectives of our investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. Our investment portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income. We focus on relatively short-term investments, with approximately 8.0% of the fair value of our portfolio with contractual maturities due in one year or less, and another 44.7% due after one year but before five years.

See “Item 8—Note 3 (Investments)” and “Item 1A—Risk Factors—Risks Relating to Investments” for more information about our investments.

LIABILITY FOR UNPAID LOSSES AND LAE

We generally use the terms “loss” or “losses” to refer to both loss and LAE net of estimated subrogation recoveries. We establish reserves for both reported and unreported unpaid losses that have occurred at or before the balance sheet date for amounts we estimate we will be required to pay in the future. Our policy is to establish these loss reserves after considering all information known to us at each reporting period. Accordingly, at any given point in time, our loss reserve represents our best estimate of the ultimate settlement and administration cost of our insured claims incurred and unpaid net of estimated receivables for subrogation. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, our ultimate liability will likely differ from these estimates. See “Item 1A—Risk Factors—Risks Relating to Our Business—Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition.” We revise our reserve for unpaid losses as additional information becomes available, and reflect adjustments, if any, in our earnings in the periods in which we determine the adjustments are necessary.

When a claim involving a probable loss is reported, we establish a liability for the estimated amount of our ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions. Opportunities for subrogation are also identified for further analysis and collection from third parties. All newly reported claims begin with an initial average liability. That claim is then evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim. As discussed above, we maintain an in-house claims staff that monitors and directs all aspects of our claims process, and oversees claims processed by third parties. In addition, management aggregates liabilities to provide for losses incurred but not reported (“IBNR”). We utilize independent actuaries to help establish liabilities for unpaid losses, anticipated loss recoveries, and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes.

The estimates of the liability for unpaid losses, anticipated subrogation recoveries, and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As loss and expense experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. See “Item 1A—Risk Factors—Risks Relating to Our Business—Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition.”

ENTERPRISE RISK MANAGEMENT

We maintain a dedicated Enterprise Risk Management (“ERM”) function that is responsible for analyzing and reporting the Company’s risks; facilitating monitoring to ensure the Company’s risks remain within its appetites, limits and tolerances; and ensuring, on an ongoing basis, that our ERM objectives are met. This includes ensuring proper risk controls are in place; risks are effectively identified, assessed, and managed; and key risks to which the Company is exposed are appropriately disclosed. The ERM function plays an important role in fostering the Company’s risk management culture and practices.

In light of the segment of the insurance industry in which we operate, we maintain a moderate to high appetite for underwriting risk that seeks to provide profitable growth for our shareholders while managing our risk with disciplined pricing and portfolio management standards. We mitigate our underwriting risk with sound reinsurance protection, effective operational policies and procedures, and capital management strategies.

Enterprise Risk Management Structure and Governance

Our Board of Directors (“the Board”) oversees enterprise risk through its standing committees. The Risk Committee receives a comprehensive periodic risk reports, which describes the Company’s key risk exposures using quantitative and qualitative assessments and includes information about breaches or exceptions. The Company also has other risk-focused committees such as the Audit Committee and the Investment Committee. These other committees are comprised of various risk and technical experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the Board.

Enterprise Risk Management Framework

Our ERM framework provides a platform to assess the risk/return profiles of risks throughout the organization to enable enhanced decision making by business leaders. The ERM framework also guides the development and implementation of mitigation strategies to reduce exposures to these risks to acceptable levels. Our ERM framework includes the following elements:

•

Risk Culture: Risk management is an integral part of the Company’s culture and is embedded in our business processes in accordance with our risk philosophy. As the cornerstone of the ERM framework, a culture of prudent risk management reinforced by senior management plays an important role in the effective management of risks we assume relative to risk targets and limits. Our Risk Assessment Process uses qualitative and quantitative methods to assess key risks through a comprehensive approach, which analyzes established and emerging risks in conjunction with other risks.

•

Risk Appetite and Tolerance Statements: We communicate to management the amount of risk the Company is willing to accept through risk tolerance statements, which take into account the interactions and aggregation of risks across multiple risk areas. These statements provide a framework for managing the Company from an overall risk point of view.

•

Risk Targets and Limits: Risk targets are established and managed in conjunction with strategic planning and set the desired range of risk that the Company seeks to assume. Risk Limits establish the maximum amount of each risk that the Company is willing to assume to remain within the Company’s risk tolerance.

•

Business Specific Limits/Controls: These limits/controls provide additional safeguards against undesired risk exposures and are embedded in business processes. Examples include: maximum retention limits, pricing and underwriting reviews, per issuer limits, concentration limits, and standard treaty language.

Proactive risk monitoring and reporting enable early detection and mitigation of emerging risks. We monitor adherence to risk targets and limits through the ERM function, which reports regularly to the Risk Committee. The frequency of monitoring is tailored to the significance of each risk. Risk escalation channels coupled with open communication lines enhance the mitigants explained above. The Company has devoted significant resources to developing its ERM program and expects to continue to do so in the future. Nonetheless, the risk remains that the Company’s policies and procedures to identify, manage, and monitor risks may not be fully effective. Many of the Company’s methods for managing risk are based on historical information, which may not be a good predictor of future risk exposures. Management of operational, legal, and regulatory risk relies on policies and procedures which may not be fully effective under all scenarios.

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

Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic financial examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states. In general, insurance regulatory authorities defer to the insurance regulatory authority in the state in which an insurer is domiciled; however, insurance regulatory authorities in any state in which we operate may conduct examinations at their discretion. Under Florida law, the periodic financial examinations generally occur every five years, although the FLOIR or other states may conduct limited or full scope reviews more frequently. The financial examination reports are typically available to the public at the conclusion of the examination process. In addition, state insurance regulatory authorities may make inquiries, conduct investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. These inquiries or examinations may address, among other things, the form and content of disclosures to consumers, advertising, sales practices, claims practices and complaint handling. The reports arising from insurance authorities’ examination processes typically are available to the public at the conclusion of the examinations.

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

Florida holding company laws also require insurers annually to submit an Own Risk and Solvency Assessment, or ORSA, summary report to the FLOIR each year beginning in 2017, summarizing the insurer’s evaluation of the adequacy of its risk management framework. In December 2017, the Company completed and filed its first ORSA with FLOIR.

Capital Requirements

State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company, and set requirements regarding the ongoing amount and composition of capital. State regulators also require the deposit of state deposits in each state. See “Item 8—Note 5 (Insurance Operations)” for more information about state deposits. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use a risk-based capital (“RBC”) model published by the NAIC to monitor and regulate the solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy. As of December 31, 2017, the Insurance Entities’ RBC ratios exceed applicable statutory requirements. See “Item 1A—Risk Factors—Risks Relating to the Insurance Industry—The amount of statutory capital and surplus that each of the Insurance Entities has and the amount of statutory capital and surplus it must hold can vary and are sensitive to a number of factors outside our control, including market conditions and the regulatory environment and rules.”

Restrictions on Dividends and Distributions

As a holding company with no significant business operations of its own, UVE relies on payments from its subsidiaries as its principal sources of cash to pay dividends, purchase UVE common shares and meet its obligations. Dividends paid by our subsidiaries other than the Insurance Entities are not subject to the statutory restrictions set forth in the Florida Insurance Code. However, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the Insurance Entities for services. See “Item 1A—Risk Factors—Risks Relating to the Insurance Industry—We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.” Dividends paid to our shareholders in 2017 were paid from the earnings of UVE and its subsidiaries. State insurance laws govern the payment of dividends by insurance companies. The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to UVE without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the year ended December 31, 2017, UPCIC paid $30.0 million in dividends to its immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”). During the year ended December 31, 2016, the Insurance Entities did not pay dividends to UVECF.

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

Most states, including Florida, require licensure or insurance regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character and experience of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The insurance regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval for an insurer to write new lines of business.

Privacy and Information Security Regulation

Federal and state laws and regulations require financial institutions to protect the security and confidentiality of non-public personal information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. In late 2017, the NAIC issued a model law on cybersecurity, which is leading to adoption of the same or similar provisions in the states where we do business. In addition, some states have adopted, and others might adopt, cybersecurity regulations that differ from proposed model acts or from the laws enacted in other states. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of non-public personal information.

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

EMPLOYEES

As of February 9, 2018, we had 558 full-time employees. None of our employees are represented by a labor union.

AVAILABLE INFORMATION

Our internet address is http://www.universalinsuranceholdings.com, and our telephone number is (954) 958-1200. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains our SEC filings at https://www.sec.gov.

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

Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next, and historical results of operations may not be indicative of future results of operations. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. Catastrophes can be caused by various natural and man-made disasters, including hurricanes, wildfires, tornadoes, tropical storms, sinkholes, windstorms, hailstorms, explosions, earthquakes and acts of terrorism. Because of our concentration in Florida, and in particular in Broward, Palm Beach and Miami-Dade counties, we are exposed to hurricanes and windstorms, and other catastrophes affecting Florida. We may incur catastrophe losses in excess of those experienced in prior years; those estimated by catastrophe models we use; the average expected level used in pricing; and our current reinsurance coverage limits. We are also subject to claims arising from weather events such as rain, hail and high winds. The nature and level of catastrophes and the incidence and severity of weather conditions in any period cannot be predicted and could be material to our operations.

The loss estimates developed by the models we use are dependent upon assumptions or scenarios incorporated by a third-party developer and by us. However, if these assumptions or scenarios do not reflect the characteristics of future catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we could have exposure for losses not covered by our reinsurance program, which could adversely affect our financial condition, profitability and results of operations. Further, although we use widely recognized and commercially available models to estimate hurricane loss exposure, other models exist that might produce higher or lower loss estimates. See “—The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.” Despite our catastrophe management programs, we retain material exposure to catastrophic events. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses and have a negative impact on our net income and business. Catastrophes may also negatively affect our ability to write new or renewal business. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.

Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition.

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. The reserve for losses and LAE is reported net of receivables for subrogation. Recorded claim reserves in the property and casualty business are based on our best estimates of what the ultimate settlement and administration of claims will cost, both reported and IBNR. These estimates, which generally involve actuarial projections, are based on management’s assessment of known facts and circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered, which include but are not limited to changes in the law, court decisions, changes to regulatory requirements and economic conditions. Many of these factors are not quantifiable.

Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. We continually refine reserve estimates as experience develops and subsequent claims are reported and settled. Adjustments to reserves are reflected in the results of periods in which such estimates are changed. Because setting reserves is inherently uncertain, the ultimate cost of losses may vary materially from recorded reserves, and such variance may adversely affect our operating results and financial condition.

Subrogation is a significant component of our total net reserves for losses and LAE. Starting in 2016, there has been a significant increase in our efforts to pursue subrogation against third parties responsible for property damage losses to our insureds. Our ability to recover these amounts is subject to significant uncertainty, including risks inherent in litigation and in the collectability of recorded amounts.

Our success depends in part on our ability to accurately and adequately price the risks we underwrite.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, reinsurance costs and underwriting expenses and to earn a profit. In order to price our products accurately and adequately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to price our products accurately and adequately is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data;
•	regulatory delays in approving filed rate changes or our failure to gain regulatory approval;
•	the uncertainties that inherently underlie estimates and assumptions;
•	changes in legal standards, claim resolution practices and restoration costs; and
•	legislatively imposed consumer initiatives.

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

Changes in the severity or frequency of claims may affect our profitability. Changes in homeowners’ claim severity can be driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes, market conditions and prevailing attitudes towards insurers and the claims process. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can also arise from unexpected events that are inherently difficult to predict. A significant long-term increase in claim frequency could have an adverse effect on our operating results and financial condition. Further, the level of claim frequency we experience may vary from period to period and may not be sustainable over the longer term. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

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

We currently market our policies to a broad range of prospective policyholders through approximately 4,300 independent insurance agents in Florida as well as approximately 4,500 independent insurance agents outside of Florida. As a result, our business depends on the marketing efforts of these independent agents and on our ability to offer products and services that meet their and their customers’

requirements. These independent insurance agents maintain the primary customer relationship. Independent agents typically represent other insurance companies in addition to representing us, and such agents are not obligated to sell or promote our products. Other insurance companies may pay higher commissions than we do, provide services to the agents that we do not provide, or may be more attractive to the agents than we are. We cannot provide assurance that we will retain our current relationships, or be able to establish new relationships, with independent agents. The loss of these marketing relationships could adversely affect our ability to attract new agents, retain our agency network, or write new or renewal insurance policies, which could materially adversely affect our business, financial condition and results of operations.

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

The property and casualty insurance market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. As premium levels increase and competitors perceive an increased opportunity for profitability, there may be new entrants to the market, which could then lead to increased competition, a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks. This could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers, including changes resulting from multiple and/or catastrophic hurricanes, may affect the cycles of the property and casualty insurance business significantly. Negative market conditions may impair our ability to write insurance at rates that we consider adequate and appropriate relative to the risk written. If we cannot write insurance at appropriate rates, our business would be materially and adversely affected. We cannot predict whether market conditions will improve, remain constant or deteriorate. An extended period of negative market conditions could have a material adverse effect on our business, financial condition and results of operations.

Because we conduct the substantial majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida.

Though we are licensed to transact insurance business in Alabama, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, North Carolina, New York, Pennsylvania, South Carolina, Virginia and West Virginia, we write a substantial majority of our premium in Florida. Therefore, prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in Florida disproportionately affect our revenues and profitability. Changes in conditions could make doing business in Florida less attractive for us and would have a more pronounced effect on us than it would on other insurance companies that are more geographically diversified throughout the United States. Further, a single catastrophic event, or a series of such events, specifically affecting Florida, particularly in the more densely populated areas of the state, could have a disproportionately adverse impact on our business, financial condition and results of operations. This is particularly true in certain Florida counties where we write a high concentration of policies, which mirrors the distribution and concentration of the population in Florida. We currently have a large concentration of in-force policies written in the coastal counties of Broward, Palm Beach and Miami-Dade such that a catastrophic event, or series of catastrophic events, in these counties could have a significant impact on our business, financial condition and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes.

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

We seek to take advantage of prudent opportunities to expand our core business into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in this diversification even after investing significant time and resources to develop and market products and services in additional states. Initial timetables for expansion may not be achieved, and price and profitability targets may not be feasible. Because our business and experience is based substantially on the Florida insurance market, we may not understand all of the risks associated with entering into an unfamiliar market. For example, the occurrence of significant winter storms in certain states we have expanded into may limit the effectiveness of our revenue and risk diversification strategy by decreasing revenue we expected to receive outside of the Florida hurricane season or increasing our overall risk in ways we had not anticipated when entering those markets. This inexperience could affect our ability to price risk adequately and develop effective underwriting standards. External factors, such as compliance with state regulations, obtaining new licenses, competitive alternatives and shifting customer preferences, may also affect the successful implementation of our geographic growth strategy. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in expanding into any one state or combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations and financial condition.

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

Our business is highly dependent on the ability to engage on a daily basis in a large number of insurance underwriting, claims processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Our failure to comply with these guidelines, policies or standards could lead to financial loss, unanticipated risk exposure, regulatory sanctions or penalties, civil or administrative litigation, or damage to our reputation.

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

The property and casualty insurance industry is highly competitive. We compete against large national carriers that have greater capital resources and longer operating histories, regional carriers and managing general agencies, as well as newly formed and less-capitalized companies that might have more aggressive underwriting or pricing strategies. Many of these entities may also be affiliated with other entities that have greater financial and other resources than we have. Competitors may attempt to increase market share by lowering rates. In that case, we would experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Because of the competitive nature of the insurance industry, including competition for producers such as independent agents, there can be no assurance that we will continue to develop and maintain productive relationships with independent agents, effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition.

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

Our ability to effectively operate our business depends on our ability, and the ability of certain third-party vendors and business partners, to access our computer systems to perform necessary business functions, such as providing quotes and product pricing, billing and processing premiums, administering claims and reporting our financial results. Our business and operations rely on the secure and efficient processing, storage and transmission of customer and company data, including policyholders’ personally identifiable information and proprietary business information, on our computer systems and networks. There have been several highly publicized cases involving financial services companies, consumer-based companies and other companies, as well as governmental and political organizations, reporting breaches in the security of their websites, networks or other systems. Some of the publicized breaches have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information.

Our computer systems may be vulnerable to unauthorized access and hackers, computer viruses and other scenarios in which our data may be compromised. Cyber-attacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems.

Our computer systems have been, and likely will continue to be, subject to computer viruses, other malicious codes or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyber-attacks or security breaches. Any such event could damage our computers or systems; compromise our confidential information as well as that of our customers and third parties with whom we interact; significantly impede or interrupt business operations, including denial of service on our website; and could result in violations of applicable privacy and other laws, financial loss to us or to our policyholders, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities, exposures, or information security events. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.

The increased use of cloud technologies can heighten these and other operational risks. Certain aspects of the security of such technologies are unpredictable or beyond our control, and this lack of transparency may inhibit our ability to discover a failure by cloud service providers to adequately safeguard their systems and prevent cyber-attacks that could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available.

In addition, any data security breach of our independent agents or third-party vendors could harm our business and reputation.

We may not be able to effectively implement or adapt to changes in technology.

Developments in technology are affecting the insurance business. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future, and it is possible that we may not be able to effectively implement or adapt to new technologies. We have not determined the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business, or may result in a competitive disadvantage in price and/or efficiency, as we endeavor to develop or implement new technologies.

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

Our primary market risk exposures are changes in equity prices and interest rates. A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new interest-bearing investments that may yield less than our portfolio’s average rate of return. A decline in market interest rates could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could also have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed maturity securities that comprise a large portion of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause realized losses on securities.

Our overall financial performance is dependent in part on the returns on our investment portfolio, which could have a material adverse effect on our financial condition or results of operations or cause such results to be volatile.

The performance of our investment portfolio is independent of the revenue and income generated from our insurance operations, and there is no direct correlation between the financial results of these two activities. Thus, to the extent that our investment portfolio does not perform well due to the factors discussed above or otherwise, our results of operations may be materially adversely affected even if our insurance operations perform favorably. Further, because the returns on our investment portfolio could be volatile, our overall results of operations could likewise be volatile from period to period even if we do not experience significant financial variances in our insurance operations.

Risks Relating to the Insurance Industry

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.

The laws and regulations affecting the insurance industry are complex and subject to change. Compliance with these laws and regulations may increase the costs of running our business and may even slow our ability to respond effectively and quickly to operational opportunities. Moreover, these laws and regulations are administered and enforced by a number of different governmental authorities, including state insurance regulators, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are also subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and achieve or improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, and not shareholders. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business, and may place constraints on our ability to meeting our revenue and net profit goals.

The Insurance Entities are highly regulated by state insurance authorities in Florida, the state in which each is domiciled, and UPCIC is also regulated by state insurance authorities in the other states in which it conducts business. Such regulations, among other things, require that certain transactions between the Insurance Entities and their affiliates must be fair and reasonable and require prior notice and non-disapproval by the applicable state insurance authority. State regulations also limit the amount of dividends and other payments that can be made by the Insurance Entities without prior regulatory approval and impose restrictions on the amount and type of investments the Insurance Entities may have. Other state regulations require insurance companies to file insurance premium rate schedules and policy forms for review and approval, restrict our ability to cancel or non-renew policies and determine the accounting standards we use in preparation of our consolidated financial statements. These regulations also affect many other aspects of the Insurance Entities’ businesses. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. If the Insurance Entities fail to comply with applicable regulatory requirements, the regulatory agencies can revoke or suspend the Insurance Entities’ licenses, withhold or withdraw required approvals, require corrective action, impose operating limitations, impose penalties and fines or pursue other remedies available under applicable laws and regulations.

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

The capital and credit markets at times have experienced extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain financing on favorable terms.

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

Our Board of Directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

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

As of December 31, 2017, there were 1,325,024 shares issuable upon the exercise of outstanding and exercisable stock options, 1,882,092 shares issuable upon the exercise of outstanding stock options that are unvested and 204,580 additional shares of performance share units outstanding. The market price of the common shares may be depressed by the potential exercise of these options or grant of these shares. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our operations primarily from our company-owned campus located at 1110 West Commercial Boulevard, Fort Lauderdale, Florida 33309, which contains approximately 68,500 square feet of office space. The facilities on our campus are suitable and adequate for our operations.

There are no mortgages or lease arrangements for the buildings on our campus and all are adequately covered by insurance.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share (“Common Stock”), is quoted and traded on the New York Stock Exchange LLC (“NYSE”) under the symbol UVE.

The following table sets forth the daily close prices of the Common Stock, as reported by the NYSE:

			Dividends
For the Year Ended December 31, 2017	High	Low	Declared
First Quarter	$29.10	$23.35	$0.14
Second Quarter	$26.20	$22.25	$0.14
Third Quarter	$25.95	$16.50	$0.14
Fourth Quarter	$27.35	$23.15	$0.27

			Dividends
For the Year Ended December 31, 2016	High	Low	Declared
First Quarter	$22.49	$16.44	$0.14
Second Quarter	$19.77	$16.41	$0.14
Third Quarter	$25.71	$18.26	$0.14
Fourth Quarter	$28.50	$19.40	$0.27

As of February 14, 2018, there were 34 registered shareholders of record of our Common Stock.

As of December 31, 2017 and 2016, there was one shareholder of our Series A Cumulative Convertible Preferred Stock (“Preferred Stock”). We declared and paid aggregate dividends to this holder of record of the company’s Series A Preferred Stock of $10,000 for each of the years ended December 31, 2017 and 2016.

Applicable provisions of the Delaware General Corporation Law may affect our ability to declare and pay dividends on our Common Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued. See “Part I – Restrictions on Dividends and Distributions,” “Item 1A –Risk Factors – Risks Relating to Insurance Industry”, and “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return of UVE’s Common Stock from December 31, 2012 through December 31, 2017 with the cumulative total return of the (i) Standard & Poor’s (“S&P”) 500 Index, (ii) Russell 2000 Index and (iii) S&P Insurance Select Industry Index. The S&P Insurance Select Industry Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Period Ended
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Universal Insurance Holdings, Inc.	$351.12	$514.25	$599.24	$757.98	$750.52
S&P 500 Index	132.39	150.51	152.59	170.84	208.14
Russell 2000 Index	138.82	145.62	139.19	168.85	193.58
S&P Insurance Select Industry Index	146.15	157.85	167.93	204.57	231.75

We have generated these comparisons using data supplied by S&P Global Market Intelligence (Centennial, Colorado). The graph assumes an investment of $100 in UVE’s Common Stock and in each of the three indices on December 31, 2012 with all dividends being reinvested on the ex-dividend date. The closing price of UVE’s Common Stock on December 29, 2017 (the last trading day of the year) was $27.35 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

The stock prices used to calculate total shareholder return for UVE are based upon the prices of our common shares quoted and traded on NYSE.

In prior years, we have compared our performance to the SNL Insurance P&C, which includes all publicly traded insurance underwriters in the property and casualty sector in the United States, as well as the NYSE Composite Index.  In our Form 10-K for the year ended December 31, 2018, we will no longer use these indices because the indices reflected above are more widely recognized as benchmark indices by the investor community. Additionally, we added the Russell 2000 Index since we are a constituent and it provides an appropriate small and mid-cap benchmark index.

	Period Ended
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Universal Insurance Holdings, Inc.	$351.12	$514.25	$599.24	$757.98	$750.52
NYSE Composite Index	126.28	134.81	129.29	144.73	171.83
SNL Insurance P&C Index	132.48	152.15	157.39	185.75	212.37

We believe that the increase in stock price and increase in the total return performance relative to other indices since the first quarter of 2013 is generally attributable to the changes made in the Company’s executive leadership, which has led to an increase in our profitability, as well as to our focus on long-term capital growth and strategic initiatives intended to increase shareholder value such as share repurchases and increasing cash dividends per share over that timeframe. Other contributing factors may include moving to the NYSE, obtaining greater analyst coverage and engaging a leading global investment adviser to manage our investment portfolio, among others.

Future Dividend Policy

Future cash dividend payments are subject to business conditions, our financial position, and requirements for working capital and other corporate purposes.

Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents our purchases of UVE Common Stock during the three months ended December 31, 2017.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
10/1/17 - 10/31/17	-	$-	-	-
11/1/17 - 11/30/17	-	$-	-	-
12/1/17 - 12/31/17	10,000	$25.67	10,000	723,572
Total for the three months ended December 31, 2017	10,000	$25.67	10,000	723,572

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares was calculated using a closing price at December 29, 2017 of $27.35 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. We will fund the share repurchase program with cash from operations. During 2017, there were two authorized repurchase plans in effect:

•

On June 13, 2016, we announced that the Board of Directors authorized the repurchase of up to $20 million of our outstanding common stock through December 31, 2017 (the “2017 Share Repurchase Program”) pursuant to which we repurchased 861,296 shares of our common stock at an aggregate cost of approximately $20.0 million. We completed the 2017 Share Repurchase Program in December 2017.

•

On September 5, 2017, our Board of Directors authorized the repurchase of up to $20 million of our outstanding common stock through December 31, 2018 (the “2018 Share Repurchase Program”). We repurchased 8,192 shares of our common stock under the 2018 Share Repurchase Program during the year ended December 31, 2017 at an aggregate cost of approximately $0.2 million.

During the year ended December 31, 2017, we repurchased an aggregate of 770,559 shares of UVE’s common stock in the open market.

ITEM 6.SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the Annual Report on Form 10-K.

The following tables provide selected financial information as of and for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Income Data:
Direct premiums written	$1,055,886	$954,617	$883,409	$789,577	$783,894
Change in unearned premium	(56,688)	(33,390)	(46,617)	(12,260)	4,583
Direct premium earned	999,198	921,227	836,792	777,317	788,477
Ceded premium earned	(310,405)	(288,811)	(332,793)	(450,440)	(520,822)
Premiums earned, net	688,793	632,416	503,999	326,877	267,655
Investment income	13,460	9,540	5,155	2,375	1,928
Other revenues (1)	47,093	41,039	36,330	34,397	38,466
Total revenue	751,916	685,289	546,544	369,276	301,159
Losses and loss adjustment expenses	350,428	301,229	187,739	123,275	108,615
Policy acquisition costs	138,846	125,979	88,218	33,502	21,685
Other operating costs	92,158	95,198	95,564	84,895	70,303
Total expenses	581,432	522,406	371,521	241,672	200,603
Income before income taxes	170,484	162,883	175,023	127,604	100,556
Income taxes, net	63,549	63,473	68,539	54,616	41,579
Net income	$106,935	$99,410	$106,484	$72,988	$58,977

Per Share Data:
Basic earnings per common share	$3.07	$2.85	$3.06	$2.17	$1.64
Diluted earnings per common share	$2.99	$2.79	$2.97	$2.08	$1.56
Dividends declared per common share	$0.69	$0.69	$0.63	$0.55	$0.49

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total invested assets	$730,023	$651,601	$489,435	$423,581	$354,440
Cash and cash equivalents	213,486	105,730	197,014	115,397	117,275
Total assets	1,454,999	1,060,007	993,548	911,774	920,090
Unpaid losses and loss adjustment expenses	248,425	58,494	98,840	134,353	159,222
Unearned premiums	532,444	475,756	442,366	395,748	383,488
Long-term debt	12,868	15,028	24,050	30,610	37,240
Total liabilities	1,015,011	688,817	700,456	692,858	744,481
Total stockholders' equity	$439,988	$371,190	$293,092	$199,916	$175,609
Shares outstanding end of period	34,735	35,052	35,110	34,102	35,366
Book value per share	$12.67	$10.59	$8.35	$5.86	$4.97
Return on average equity (ROE)	25.7%	29.4%	41.8%	38.4%	34.8%

Selected Data:
Loss and loss adjustment expense ratio (2)	50.9%	47.6%	37.2%	37.7%	40.6%
General and administrative expense ratio (3)	33.5%	34.9%	36.3%	35.8%	33.9%
Combined Ratio (4)	84.4%	82.5%	73.5%	73.5%	74.5%

(1)	Other revenue consists of commission revenue, policy fees, and other revenue.
(2)	The loss and loss adjustment expense ratio is calculated by dividing losses and loss adjustment expenses by premiums earned, net.
(3)

The general and administrative expense ratio is calculated by dividing general and administrative expense, excluding interest expense, by premiums earned, net. Interest expense was $348 thousand, $421 thousand, $963 thousand, $1,486 thousand and $1,166 thousand for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(4)	The combined ratio is the sum of the losses and loss adjustment expense ratio and the general and administrative expense ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of UVE. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes in Part II, Item 8 below.

Overview

UVE is the largest private personal residential insurance company in Florida by direct written premium in-force, with approximately 10.1% market share as of September 30, 2017, according to the most recent data reported by the FLOIR. We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, UPCIC and APPCIC, currently write personal residential insurance policies predominantly in Florida with $924.0 million in direct written premium for the year ended December 31, 2017. UPCIC also writes residential homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, and Virginia with $131.9 million in direct written premium for the year ended December 31, 2017, and is licensed to issue policies in Iowa, New Hampshire, and West Virginia. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct written premium tends to increase just prior to the second quarter of our fiscal year and tends to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary, BARC, on reinsurance it places for the Insurance Entities, service revenue from claims handling on ceded claims, policy fees collected from policyholders by our managing general agent subsidiary, URA, and financing fees charged to policyholders who choose to defer premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 8,800 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated structure, expand our independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service to our policyholders. We believe each of these strategies has contributed towards an increase in earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our annual results for 2017 compared to the same period in 2016.

Our overall organic growth strategy emphasizes taking prudent measures to increase our footprint, policy count and improve the quality of our business rather than merely increasing our market share. Our focus on long-term capital strength and organic growth allows us to be selective in the risks we accept. Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of organically expanding our premium growth through our independent agent distribution network and through Universal DirectSM, streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new local relationships and business and we take the time to learn about each new market and any of its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from many of our competitors that have grown in recent years primarily through assumption of policies from Citizens, Florida’s statutory residual property insurance market.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states for over two years. The percentage of our total insured value for states outside of Florida increased from 21% as of December 31, 2016 to 26% as of December 31, 2017. The following table provides direct written premium for Florida and other states for the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Years Ended				Growth Year Over Year
	December 31, 2017		December 31, 2016
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$923,962	87.5%	$860,647	90.2%	$63,315	7.4%
Other states	131,924	12.5%	93,970	9.8%	37,954	40.4%
Grand total	$1,055,886	100.0%	$954,617	100.0%	$101,269	10.6%

Recent Developments

Hurricane Irma Overview

Hurricane Irma made initial landfall in the Florida Keys on September 10, 2017 as a Category 4 storm on the Saffir-Simpson Hurricane Scale. Hurricane Irma was an extremely destructive event that caused a wide swath of damage across the entire Florida peninsula and throughout the Southeastern United States. Although Hurricane Irma was a devastating catastrophic event, the ultimate net financial impact to UVE was substantially limited by both our comprehensive reinsurance program and benefits received as a result of our vertically integrated structure as discussed below.

The initial net loss and LAE reported by the Company in the third quarter of 2017 related to Hurricane Irma was $37.0 million. In the fourth quarter this amount lowered to $27.8 million by favorable revisions to ceded losses and LAE of $9.2 million to reflect recoveries related to our Other States Reinsurance Program (as further discussed below). Additionally, our service company subsidiaries generated substantial additional revenues following Hurricane Irma that led to approximately $35.0 million of estimated pretax profit generated by service company subsidiaries during the fourth quarter of 2017. In total, for the year ended December 31, 2017, the Company estimates that profit attributable to increased service revenues exceeded the Company’s net retained losses attributable to Hurricane Irma by approximately $7.2 million on a pretax basis.

The discussion below provides additional commentary surrounding the various effects of Hurricane Irma on the Company’s financial results.

Comprehensive Reinsurance Program

Our comprehensive reinsurance program substantially limited the net losses from Hurricane Irma, as gross losses and LAE were contained well within the limits of our catastrophe reinsurance program, and certain aspects of our program served to reduce our overall net retention.

During the quarter ended September 30, 2017, the Company recorded gross losses and loss adjustment expenses of $452.0 million resulting from Hurricane Irma, reflecting gross losses and LAE of $450.0 million at UPCIC and $2.0 million at APPCIC. The Company’s reinsurance protection performed as expected, reducing exposure to the maximum retention limits, limiting net losses and loss adjustment expenses from Hurricane Irma to $37.0 million. Under the Company’s reinsurance program, UPCIC cedes losses and LAE greater than $35.0 million in all states up to a maximum of $2.78 billion, while APPCIC cedes losses and LAE greater than $2.0 million up to a maximum amount of $28.1 million.

During the quarter ended December 31, 2017, the Company revised its estimated gross losses and loss adjustment expenses to $446.7 million, reflecting gross losses and LAE of $444.7 million at UPCIC and $2.0 million at APPCIC. This revision to gross losses at UPCIC was to account for claims experience during the fourth quarter, and we note that as of February 9, 2018, the Company has received 68,634 claims relating to Hurricane Irma, of which 57,799, or approximately 84%, have already been closed. As discussed above, the Company’s reinsurance program limited net losses and loss adjustment expenses from Hurricane Irma to $37 million. Because gross losses and LAE in states outside of Florida are projected to be $12.8 million (which is above our $5.0 million Non-Florida retention) additional recoveries from our Other States Reinsurance Program during the fourth quarter served to reduce UPCIC’s aggregate retention from $35.0 million to $27.2 million. After adding in APPCIC’s net retention of $2.0 million, this resulted in a total net retention of losses and loss adjustment expenses of $29.2 million related to Hurricane Irma for the year ended December 31, 2017.

Additionally, the Company experienced approximately $2.4 million of gross losses and loss adjustment expenses related to hailstorms in Minnesota that occurred in June 2017. As a result of Hurricane Irma satisfying an otherwise recoverable provision within our Other States Reinsurance Program, the Company’s retention in states outside of Florida was reduced to $1.0 million from $5.0 million. This resulted in an effective savings of $1.4 million recorded in the fourth quarter of 2017 on the Minnesota hailstorm events, as the Company retained only the first $1.0 million of losses on the event. Through May 31, 2018, our Other States Reinsurance Program will continue to have a net retention of $1.0 million as a result of the otherwise recoverable provision having been satisfied.

See “—2017/2018 Reinsurance Program” below for a more detailed discussion of the Company’s reinsurance program.

Vertically Integrated Structure

As previously described, due to our vertically integrated structure, the Company retains certain revenues and/or fees that are paid to our subsidiary service companies for various services provided, including reinsurance brokerage, claims adjusting and other services. This benefit is particularly notable during large catastrophic events such as Hurricane Irma, which result in a substantial number of claims by our policyholders, leading to increased activity at our service company subsidiaries. This higher activity led to an increase in service income that helped to reduce the effect that Hurricane Irma had on our consolidated financial statements.

During a major storm such as Hurricane Irma when losses exceed our net retention, claims service costs are passed on to our reinsurance partners, who reimburse the Insurance Entities for losses and loss adjustment expenses that were incurred relating to losses above the Company’s net retention. These reimbursements for loss adjustment expenses benefit the Company’s service entities by providing incremental revenue which is funded by the reinsurers, resulting in incremental profits to the service entities. The billing for services between the Company’s service companies and Insurance Entities is based on “arm’s length” market rates and approved by our regulator, the FLOIR.

As a result of Hurricane Irma, the quarter and year ended December 31, 2017 included the benefit of additional net revenues within our service provider subsidiaries, particularly UAC and BARC, which led to a higher level of profitability than would otherwise be the case in a quarter or year with more typical service activity. In aggregate, the Company estimates that these additional revenues at service company subsidiaries resulted in approximately $35.0 million of net pretax benefit during the fourth quarter and full year 2017. This benefit related primarily to two factors: (1) as a result of the increased level of claims following Hurricane Irma, UAC, which manages our claims processing and adjustment functions, experienced a significant increase in net revenues and net profit in the months following the storm, and (2) Commission Revenue included a benefit of approximately $2.0 million related to reinstatement premium commissions received by BARC.

Other Factors

In addition to the items discussed above, Hurricane Irma resulted in various other effects on our ongoing business, in particular with respect to premium writings and policy fee income. We experienced an increased level of premium volume, including an increase in both new and renewal business, as well as a corresponding increase in policy fee income, during both the quarter ending September 30, 2017 and the quarter ending December 31, 2017.

Several days after Hurricane Irma made landfall, the FLOIR issued an emergency order that temporarily suspended policy cancellations and nonrenewals by insurance companies. Specifically, the order barred insurance companies from cancelling or non-renewing policies between September 4, 2017 and October 15, 2017; barred the cancellation or nonrenewal of policies covering residential properties damaged by Hurricane Irma until at least 90 days after the properties are repaired; and required that any cancellations or nonrenewals issued or mailed from August 25, 2017 through September 3, 2017 were withdrawn and reissued no earlier than October 15, 2017. The effect of the emergency order, coupled with policyholders’ increased attention to maintaining coverage prior to and following the hurricane, resulted in increased levels of premium and policy fee volume as compared to both the prior year and our internal expectations.

In addition, the emergency order extended the time periods applicable to certain actions, including reviews of rate filings. This resulted in an extension of the review period for our previously submitted Florida rate filing (which was for an average statewide increase of 3.4%). We initially anticipated that the FLOIR’s review of our rate filing would be completed in September 2017, but as a result of Hurricane Irma and the corresponding emergency order, the rates were approved in early December 2017. We began using the newly approved rates on December 7, 2017 for new business and on January 26, 2018 for renewal business.

The Tax Cuts and Jobs Act of 2017 (“the Tax Act”)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was enacted, thereby significantly changing the Internal Revenue Code. Notable changes include a reduction in the federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The Tax Act's impact on the Company in 2017 was a non-cash charge to earnings for the re-measurement of deferred taxes. Although the Company anticipates an overall benefit from the reduction of lower tax rates in 2018, we are unable to make definitive estimates on the impact of the reduction, due to the final impact of the Act being subject to changes in interpretations, assumptions, and additional guidance that may be issued by the Internal Revenue Service. See “Item 8—Note 12 (Income Taxes).”

2017 Highlights

•	Direct premiums written overall grew $101.3 million, or 10.6%, to $1,055.9 million, compared year-over-year to 2016.
•	Net earned premiums grew by $56.4 million, or 8.9%, to $688.8 million, compared year-over-year to 2016.
•	Total revenues increased by $66.6 million, or 9.7%, to $751.9 million, compared year-over-year to 2016.
•

Although Hurricane Irma caused substantial losses, our vertically integrated structure and comprehensive reinsurance program substantially limited the overall financial impact from this damaging storm.

•	Expense ratio improved from 35.0% to 33.5%, compared year-over-year to 2016.
•	Net income increased by $7.5 million, or 7.6%, to $106.9 million, compared year-over-year to 2016.
•	Diluted EPS increased by $0.20 to $2.99 per common share, compared year-over-year to 2016.
•	Declared and paid dividends per common share of $0.69, including a $0.13 special dividend in December 2017.
•	Repurchased approximately 771,000 shares in 2017 at an aggregate cost of $18.1 million.
•	Offered Universal DirectSM in all 16 states in which the Company writes policies as of December 31, 2017.
•	UPCIC received a Certificate of Authority from Illinois and Iowa.
•	UPCIC commenced writing homeowners policies in New Jersey and New York.
•	UPCIC received regulatory approval for and implemented an overall 3.4% rate increase in Florida.

2017 – 2018 Reinsurance Program

Developing and implementing our reinsurance strategy to adequately protect us in the event of one or more catastrophes while maintaining efficient reinsurance costs has been a key focus for our leadership team. We believe that our reinsurance program is structured such that if we were to experience an active hurricane season like the hurricane seasons in 2017, 2016, 2005 and 2004 we are able to pay policyholder claims, maintain sufficient surplus to grow profitably and take advantage of the resulting market dislocation that could potentially follow. Effective June 1, 2017, we entered into multiple reinsurance agreements comprising our 2017-2018 reinsurance program. See “Item 8—Note 4 (Reinsurance).”

Reinsurance Generally

We use reinsurance to reduce our exposure to catastrophic losses primarily through excess of loss reinsurance. We believe that the overall terms of the 2017-2018 reinsurance program are more favorable than the 2016-2017 and 2015-2016 reinsurance program. We eliminated our quota share reinsurance arrangements effective June 1, 2015; purchased additional excess of loss catastrophe cover; converted the exposure of all UPCIC states from a two-tower reinsurance program to a single tower reinsurance program; purchased a stand-alone non-Florida supplemental catastrophe reinsurance program; realized cost reductions in part due to market conditions and our preparation and efforts to manage risk exposure; and further enhanced our reinsurance coverage terms and conditions.

We believe that restructuring our reinsurance program and re-evaluating that structure on an ongoing basis has allowed us to take advantage of attractive reinsurance pricing, while still maintaining reinsurance coverage that we believe is sufficient to protect our policyholders and shareholders. While we believe the changes to the current reinsurance program are beneficial, there can be no assurance that our actual results of operations or financial condition will be positively affected. The Insurance Entities remain responsible for insured losses notwithstanding the failure of any reinsurer to make payments otherwise due to the Insurance Entities. Below is a description of our 2017-2018 reinsurance program for each of the Insurance Entities.

UPCIC Reinsurance Program

UPCIC’s reinsurance program, which runs from June 1 through May 31 of the following year, consists of various forms of catastrophe coverage. Under the 2017-2018 reinsurance program, UPCIC has a net retention of $35 million per catastrophe event for all losses incurred up to a first event loss of $2.778 billion. UPCIC also purchases a separate supplemental underlying cover to further reduce its retention for all losses occurring in states outside of Florida. With this cover, UPCIC retains only $5 million under its program in its non-Florida states. In certain circumstances involving a catastrophic event affecting both Florida and other states, UPCIC’s retention could result in pre-tax net liability as low as $5 million – the $35 million net retention under the all states reinsurance program could be offset by as much as $30 million in coverage under the Other States (non-Florida) Reinsurance Program. These retention amounts are gross of any potential tax benefit we would receive in paying such losses. UPCIC has mandatory catastrophe coverage through the FHCF plus voluntary catastrophe coverage with private reinsurers.

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

The estimated total net cost of UPCIC’s FHCF and catastrophe related coverage, including reinstatement premium protection coverage, is $315.9 million. The largest private participants in UPCIC’s program include Allianz Risk Transfer, Axis Specialty Limited, Everest Reinsurance, Renaissance Reinsurance, Chubb Tempest Reinsurance various Lloyd’s of London syndicates, and FHCF. The table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in UPCIC’s 2017-2018 reinsurance program.

Reinsurer	A.M. Best	S&P
Allianz Risk Transfer	A+	AA-
Axis Specialty Limited	A+	A+
Everest Reinsurance Company	A+	A+
Renaissance Re	A+	AA-
Chubb Tempest Re	A++	AA
Various Lloyd’s of London Syndicates	A	A+
Florida Hurricane Catastrophe Fund	-	AA

APPCIC Reinsurance Program

APPCIC’s reinsurance program, which runs from June 1 through May 31 of the following year, consists of various forms of catastrophe and multiple line excess of loss coverage. Under the 2017-2018 reinsurance program, APPCIC has a net retention on its catastrophe program of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $28.1 million. The retention amount is gross of any potential tax benefit we would receive in paying such losses. APPCIC has mandatory catastrophe coverage through the FHCF plus voluntary catastrophe coverage with private reinsurers.

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

APPCIC’s multiple line excess of loss reinsurance program has a property retention of $0.5 million with coverage up to $8.5 million per individual property loss and a casualty retention of $0.3 million with coverage up to $1.0 million per individual casualty loss.

The estimated total net cost of APPCIC’s FHCF, per risk and catastrophe related coverage, including reinstatement premium protection coverage is $2.8 million. The largest private participants in APPCIC’s program include Everest Reinsurance Company, Chubb Tempest Reinsurance Ltd., Hiscox Insurance Co (Bermuda) Ltd, Hannover Ruck SE and various Lloyd’s of London syndicates. The table below provides the A.M. Best and S&P financial strength ratings for each of the largest third-party reinsurers in APPCIC’s 2017-2018 reinsurance program.

Reinsurer	A.M. Best	S&P
Everest Reinsurance Company	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Hiscox Insurance Co (Bermuda) Ltd.	A	A
Hannover Ruck SE	A+	AA-
Various Lloyd’s of London Syndicates	A	A+

critical accounting policies AND ESTIMATES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our primary use of estimates include, use of estimate in the recognition of liabilities for unpaid losses, loss adjustment expenses, subrogation recoveries and reinsurance recoveries which are described below.

Recognition of Premium Revenues

Direct and ceded premiums are recognized as revenue on a pro rata basis over the policy term or over the term of the reinsurance agreement. The portion of direct premiums that will be earned in the future are deferred and reported as unearned premiums. The portion of ceded premiums that will be earned in the future is deferred and reported as prepaid reinsurance premiums.

Liability for Unpaid Losses and LAE

A liability, net of estimated subrogation, is established to provide for the estimated costs of paying losses and LAE under insurance policies the Insurance Entities have issued. Underwriting results are significantly influenced by an estimate of a liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred, but not yet reported as of the financial statement date. The Company estimates and accrues its right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of expenses and netted against unpaid losses and LAE.

See “Item 8 — Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a discussion of the Company’s basis and methodologies used to establish its liability for unpaid losses and loss adjustment expenses along with the following quantitative disclosures:

•	Five-year accident year table on incurred claim and allocated claim adjustment expenses, net of reinsurance including columns of:
o	IBNR-Total of Incurred-but-not-reported liabilities plus expected development on reported claims by accident year and
o	Claim counts-cumulative number of reported claims by accident year
•	Five-year accident year table on cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
•

Reconciliation of tables to the consolidated financial statements- Reconciliation of net incurred and paid claims development table to the liability for claims and claim adjustment expenses in the Consolidated Balance Sheet.

•	Duration- a table of the average historical claims duration for the past five years

In establishing the liability for unpaid losses and LAE, actuarial judgment is relied upon in order to make appropriate assumptions to estimate a best estimate of ultimate losses. There are inherent uncertainties associated with this estimation process, especially when a company is undergoing changes in its claims settlement practices, when a company has limited experience in a certain area, or when behaviors of policyholders are influenced by external factors and/or market dynamics. Claims reported in 2013 and 2014, for example, benefited from several initiatives designed to expedite claim closure rates and reduce settlement costs on claims introduced in our claims department during those 24 months. A more dramatic change occurred during calendar year 2015 when we realigned our adjusting teams as well as launched our Fast Track initiative, reducing settlement costs and strengthening case reserve adequacy for claims reported during the year. These changes have had a meaningful influence on development pattern selections applied to 2013 through 2017 accident year claims in the reserving estimates for each of the methods described in “Item 8 — Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)”. More recently, since 2016 there has been a significant increase in efforts to pursue subrogation against third parties responsible for property damage losses to our insureds. As a result, anticipated subrogation recoveries are reviewed and estimated on a stand-alone basis in the Company’s reserve analysis. Market dynamics in Florida include the continuing expansion of assignment of benefits (“AOB”) and the resulting increase in litigation against the Company. As a result of the continuing and growing use of AOB’s in this manner, we have increased our estimates of ultimate losses for the most recent and prior accident years.

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

Key assumptions that may materially affect the estimate of the reserve for loss and LAE relate to the effects of emerging claim and coverage issues. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Key assumptions that are premised on future emergence that are inconsistent with historical loss reserve development patterns include but are not limited to:

•	Adverse changes in loss cost trends, including inflationary pressures in home repair costs;
•	Judicial expansion of policy coverage and the impact of new theories of liability; and
•	Plaintiffs targeting property and casualty insurers, in purported class action litigation related to claims-handling and other practices.

As loss experience for the current year develops for each type of loss, the reserves for loss and LAE are monitored relative to initial assumptions until they are judged to have sufficient statistical credibility. From that point in time and forward, reserves are re-estimated using statistical actuarial processes to reflect the impact loss trends have on development factors incorporated into the actuarial estimation processes.

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

Reserves for Catastrophe Losses

Loss and LAE reserves also include reserves for catastrophe losses. Catastrophe losses are an inherent risk of the property-casualty insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in results of operations and financial position. A catastrophe is an event that produces significant insured losses before reinsurance and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are commonly caused by various natural events including high winds, tornadoes, wildfires, winter storms, tropical storms and hurricanes.

The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported and unreported claims, primarily for damage to property. In general, estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described previously and in “Item 8 —Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” to the consolidated financial statements. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to be able to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or specifically excluded coverage caused by flood, estimating additional living expenses, or assessing the impact of demand surge and exposure to mold damage. The effects of numerous other considerations, include the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, practices are adapted to accommodate these circumstances in order to determine a best estimate of losses from a catastrophe.

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

In compliance with annual statutory reporting requirements, our appointed independent actuary provides a Statement of Actuarial Opinion (“SAO”) indicating that carried loss and LAE reserves recorded at each annual balance sheet date make a reasonable provision for all of the Insurance Entities’ unpaid loss and LAE obligations under the terms of contracts and agreements with our policyholders. Recorded reserves are compared to the indicated range provided in the actuary’s report accompanying the SAO. At December 31, 2017, the recorded amount for net loss and LAE falls within the range determined by the appointed independent actuaries and approximates their best estimate.

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

Due to the uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. The liability for unpaid losses and LAE at December 31, 2017 is $248.4 million.

Deferred Policy Acquisition Costs/Deferred Ceding Commissions

We incur acquisition costs in connection with the production of new and renewal insurance policies which are deferred and recognized over the life of the underlying insurance policy. Acquisition costs not yet recognized are deferred and reported as “Deferred Policy Acquisition Costs”. Acquisition costs are commissions and state premium taxes incurred in acquiring insurance policies that related to the successful production of new and renewal business. We have collected ceding commissions from certain reinsurers in connection with our use of quota share reinsurance contracts. We record the amount of ceding commissions or defer such amounts over the terms of the applicable reinsurance contracts. The deferred ceding commissions were offset against the deferred policy acquisition costs with the net result presented as “deferred policy acquisition costs, net” on our Consolidated Balance Sheets. As of December 31, 2017, deferred policy acquisition costs, were $73.1 million compared to deferred policy acquisition costs of $64.9 million as of December 31, 2016.

Provision for Premium Deficiency

We evaluate and recognize losses on insurance contracts when estimated future claims, deferred policy acquisition costs, and maintenance costs under a group of existing policy contracts will exceed anticipated future premiums and investment income. The determination of the provision for premium deficiency requires estimation of the costs of losses, catastrophic reinsurance and policy maintenance to be incurred and investment income to be earned over the remaining policy period. Management has determined that a provision for premium deficiency was not warranted as of December 31, 2017.

Reinsurance

In the normal course of business, we seek to reduce the risk of loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. While ceding premiums to reinsurers reduces our risk of exposure in the event of catastrophic losses, it also reduces our potential for greater profits in the event that such catastrophic events do not occur. We believe that the extent of our reinsurance level of protection is typical of, or exceeds, that of other insurers actively writing in the Florida personal residential insurance market. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and consistent with the establishment of our gross liability. The Insurance Entities’ reinsurance policies do not relieve them from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently, allowances are established for amounts deemed uncollectible from reinsurers. No such allowance was deemed necessary as of December 31, 2017.

Results of Operations

year ended December 31, 2017 COMPARED TO YEAR ENDED December 31, 2016

Net income increased by $7.5 million, or 7.6%, to $106.9 million for the year ended December 31, 2017 compared to $99.4 million for the year ended December 31, 2016. Net income for the year ended December 31, 2017 included growth within each revenue category, continued underwriting profitability despite the impact from Hurricane Irma during the year, and a reduction in our effective tax rate. Diluted earnings per common share increased by $0.20 to $2.99 for the year ended December 31, 2017 compared to $2.79 per share for the year ended December 31, 2016, primarily as a result of an increase in net income and offset by modest increase in weighted average diluted shares outstanding. A more detailed discussion of this and other factors follows the table below.

	(in thousands)
	Years Ended December 31,		Change
	2017	2016	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,055,886	$954,617	$101,269	10.6%
Change in unearned premium	(56,688)	(33,390)	(23,298)	69.8%
Direct premium earned	$999,198	$921,227	$77,971	8.5%
Ceded premium earned	(310,405)	(288,811)	(21,594)	7.5%
Premiums earned, net	688,793	632,416	56,377	8.9%
Net investment income (expense)	13,460	9,540	3,920	41.1%
Net realized gains (losses) on investments	2,570	2,294	276	12.0%
Commission revenue	21,253	17,733	3,520	19.8%
Policy fees	18,838	16,880	1,958	11.6%
Other revenue	7,002	6,426	576	9.0%
Total premiums earned and other revenues	751,916	685,289	66,627	9.7%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	350,428	301,229	49,199	16.3%
General and administrative expenses	231,004	221,177	9,827	4.4%
Total operating costs and expenses	581,432	522,406	59,026	11.3%
INCOME BEFORE INCOME TAXES	170,484	162,883	7,601	4.7%
Income tax expense	63,549	63,473	76	0.1%
NET INCOME	$106,935	$99,410	$7,525	7.6%
Other comprehensive income (loss), net of taxes	127	(2,402)	2,529	NM
COMPREHENSIVE INCOME	$107,062	$97,008	$10,054	10.4%

For the year ended December 31, 2017, our growth in direct premiums written increased by 10.6% overall to $1,055.9 million, including an increase of 7.4% to $924.0 million within Florida and an increase of 40.4% to $131.9 million in our Other States book. Growth within Florida includes both continued organic growth and the positive effect of increased policyholder retention and the associated premium volume surrounding Hurricane Irma (as discussed above in the Recent Developments - Hurricane Irma Overview), while growth in our Other States book includes continued expansion within states where we already had a presence prior to 2017, as well as the addition of two new states during the year (New Jersey and New York).

Direct premiums earned increased by 8.5% to $999.2 million for the year ended December 31, 2017, from $921.2 million in the prior year. The increase in direct earned premium reflects the growth within both our Florida and Other States books, as discussed above, which has occurred over the past 12 months.

Ceded premium earned was $310.4 million for the year ended December 31, 2017, compared to $288.8 million for the year ended December 31, 2016. The increase in ceded earned premiums of $21.6 million is attributable to increased costs associated with our 2017/2018 reinsurance program (which runs from June 1 to May 31 of the following year), reflecting increased ceded exposure from policy growth as well as coverage and limit improvements as compared to the 2016/2017 reinsurance program. Our overall reinsurance spend as a percentage of direct premiums earned held steady at 31% for the year ended December 31, 2017 as compared to the prior year.

Net premiums earned increased by 8.9% to $688.8 million for the year ended December 31, 2017, compared to $632.4 million for the year ended December 31, 2016. The growth was the result of the increase in direct premiums earned and was partially offset by the increase in ceded premium earned, both of which are discussed above.

Net investment income was $13.5 million for the year ended December 31, 2017, compared to $9.5 million for the year ended December 31, 2016, representing an increase of 41.1%. The $4.0 million increase in net investment income is principally the result of the increasing size of our investment portfolio, coupled with favorable market trends and actions taken to increase portfolio yield while maintaining high credit quality. Total average investments were $666.3 million with an average credit rating of AA- during the year ended December 31, 2017 compared to $592.6 million with an average credit rating of AA- for the same period in 2016.

We periodically sell investment securities from our portfolio of securities available for sale when opportunities arise or when circumstances could result in greater losses if such securities continue to be held. We sold investment securities available for sale during the year ended December 31, 2017 resulting in a net realized gain of $2.6 million compared to a net realized gain of $2.3 million during the year ended December 31, 2016.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the year ended December 31, 2017, commission revenue grew by $3.6 million, or 19.8%, to $21.3 million, compared to $17.7 million for the year ended December 31, 2016. The increase was the result of overall changes in the structure of the reinsurance programs in effect, the amount of premiums paid for reinsurance on our growing exposures and the types of reinsurance contracts used in each program, as well as a benefit of approximately $2.0 million related to reinstatement premium commissions received by BARC following Hurricane Irma, discussed above in the Recent Developments - Hurricane Irma Overview.

Policy fees are fees collected from policyholders by our wholly-owned managing general agent for business that is written through that subsidiary. Policy fees for the year ended December 31, 2017 grew by $1.9 million, or 11.6% to $18.8 million compared to $16.9 million for the year ended December 31, 2016. The increase was the result of growth in the number of policies written during the year ended December 31, 2017 compared to the same period in 2016.

Other revenue represents revenue from policy installment fees, premium financing and other miscellaneous income. Other revenue for the year ended December 31, 2017 grew by $576,000, or 9.0%, to $7.0 million compared to $6.4 million for the year ended December 31, 2016. The increase reflects growth in the number of policies written during the year ended December 31, 2017 compared to the same period in 2016, as well as consumer behavior underlying the composition of our insurance portfolio.

Losses and LAE, net of reinsurance were $350.4 million for the year ended December 31, 2017 compared to $301.2 million for the same period in 2016 as follows:

	For the Year Ended December 31, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$999,198		$310,405		$688,793
Losses and loss adjustment expenses (LAE):
Hurricane Irma losses and loss adjustment expenses	$446,700	44.7%	$417,543	134.5%	$29,157	4.2%
All other losses and loss adjustment expenses	332,422	33.3%	11,151	3.6%	321,271	46.7%
Total losses and loss adjustment expenses	$779,122	78.0%	$428,694	138.1%	$350,428	50.9%

	For the Year Ended December 31, 2016
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$921,227		$288,811		$632,416
Losses and loss adjustment expenses:
Weather events*	$51,400	5.6%	$5,300	1.8%	$46,100	7.3%
All other losses and loss adjustment expenses	251,636	27.3%	(3,493)	-1.2%	255,129	40.3%
Total losses and loss adjustment expenses	$303,036	32.9%	$1,807	0.6%	$301,229	47.6%

       *Includes only weather events beyond expected

See “Item 8— Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

During the year ended December 31, 2017, the Company recorded gross losses and LAE of $446.7 million resulting from Hurricane Irma. The Company’s reinsurance program limited losses from Hurricane Irma to $29.2 million, which added 4.2 percentage points to the net losses and LAE ratio for the year ended December 31, 2017. For additional details surrounding Hurricane Irma losses, see

Recent Developments - Hurricane Irma Overview discussed above. In addition, the Company experienced approximately $2.4 million of gross losses and loss adjustment expenses related to hailstorms in Minnesota that occurred in June/July of 2017, for which the Company ultimately recorded only $1.0 million of net losses and LAE. This recovery was a result of aggregate loss clauses within our reinsurance program triggered by Hurricane Irma. Weather events in 2016 were comprised of a series of severe storms in the first quarter, as well as the impact of Hurricane Hermine in the third quarter and Hurricane Matthew in the fourth quarter.

In the fourth quarter of 2017, the Company recorded reserve of $44.7 million for the reserve strengthening comprised of 1) $26.4 million for unfavorable prior year reserve development related to accident years 2013, 2015 and 2016 and 2) $18.3 million for unfavorable development for the 2017 accident year. Each year reserve re-estimates, as described in “Item 8-Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)”, are conducted and the difference between indicated reserves based on new reserve estimates and the previously recorded estimate is recorded and included in “Losses and loss adjustment expenses” in the Consolidated Statements of Income. An AOB is a document signed by a policyholder that allows a third party to be paid for services performed for an insured homeowner who would normally be reimbursed by the insurance company directly after making a claim. The Company has generally seen an increase in the use of AOB’s by Florida policyholders. Claims paid under an AOB often involve unnecessary litigation and as a result cost the Company significantly more than claims settled when an AOB is not involved. Reserve re-estimates in 2017 resulted in unfavorable prior year reserve development of $27.7 million, compared to favorable prior year reserve development of $4.7 million in 2016. Unfavorable prior year loss reserve development in 2017 related to accident years 2013, 2015, and 2016, primarily as a result of increased litigation frequency surrounding the AOB issue within our Florida policies.

All other losses and loss adjustment expenses on a net basis were $321.3 million for the year ended December 31, 2017, compared to $255.1 million during the same period in 2016. The increase reflects increased losses due to growth in exposures and an increase in the losses and LAE ratio excluding Hurricane Irma of 6.4 percentage points when compared to calendar year 2016 as presented in the table above. The 6.4 percentage point increase reflects prior accident year reserve development accounting 4.0 percentage points, continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida, and the marketplace dynamics inside of Florida including increased challenges faced by insurers when policyholders assign benefits underlying their policies to third parties and the growth in litigation arising from these assignments.

For the year ended December 31, 2017, general and administrative expenses were $231.0 million, compared to $221.2 million for the same period in 2016 as detailed below (dollars in thousands):

	For the Years Ended December 31,				Change
	2017		2016		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$688,793		$632,416		$56,377	8.9%
General and administrative expenses:
Policy acquisition costs	138,846	20.2%	125,979	19.9%	12,867	10.2%
Other operating costs	92,158	13.3%	95,198	15.1%	(3,040)	(3.2%)
Total general and administrative expenses	$231,004	33.5%	$221,177	35.0%	$9,827	4.4%

For the year ended December 31, 2017, general and administrative expenses increased by $9.8 million, or 4.4% to $231.0 million, driven by an increase in policy acquisition costs of $12.9 million, or 10.2%, and which was partially offset by a decrease in other operating costs of $3.0 million, or 3.2%. The increase in policy acquisition costs primarily reflects the growth in premium volume described above but also includes an increase in the amount of bonus commissions paid to independent agents for achieving certain levels of premium production and retention. Other operating costs decreased $3.0 million primarily driven by decrease in insurance cost, legal and consulting. The operating expense ratio improved as result of economies of scale.

Income tax expense for the year ended December 31, 2017 increased by $0.1 million, or 0.1%, to $63.5 million as compared to $63.5 million for the year ended December 31, 2016. See “Item 8—Note 12 (Income Taxes)” for a reconciliation from the statutory income tax rates to our effective tax rates for these periods.

Comprehensive income includes net income and other comprehensive income or loss. Other comprehensive income, net of taxes for the year ended December 31, 2017 was $0.1 million compared to a loss of $2.4 million for the same period in 2016. Other comprehensive income (loss) represents after tax changes to equity which are not recognized in net income, including changes in the fair value of securities available for sale held in our investment portfolio and any reclassifications out of cumulative other comprehensive income for securities sold. See “Item 8—Note 14 (Other Comprehensive Income (Loss)).”

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

	(in thousands)
	Years Ended December 31,		Change
	2016	2015	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$954,617	$883,409	$71,208	8.1%
Change in unearned premium	(33,390)	(46,617)	13,227	-28.4%
Direct premiums earned	921,227	836,792	84,435	10.1%
Ceded premiums earned	(288,811)	(332,793)	43,982	-13.2%
Premiums earned, net	632,416	503,999	128,417	25.5%
Net investment income (expense)	9,540	5,155	4,385	85.1%
Net realized gains (losses) on investments	2,294	1,060	1,234	116.4%
Commission revenue	17,733	14,870	2,863	19.3%
Policy fees	16,880	15,440	1,440	9.3%
Other revenue	6,426	6,020	406	6.7%
Total premiums earned and other revenues	685,289	546,544	138,745	25.4%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	301,229	187,739	113,490	60.5%
General and administrative expenses	221,177	183,782	37,395	20.3%
Total operating costs and expenses	522,406	371,521	150,885	40.6%
INCOME BEFORE INCOME TAXES	162,883	175,023	(12,140)	-6.9%
Income tax expense	63,473	68,539	(5,066)	-7.4%
NET INCOME	$99,410	$106,484	$(7,074)	-6.6%
Other comprehensive income (loss), net of taxes	(2,402)	(2,171)	(231)	10.6%
COMPREHENSIVE INCOME	$97,008	$104,313	$(7,305)	-7.0%

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

Losses and LAE, net of reinsurance were $301.2 million for the year ended December 31, 2016 compared to $187.7 million for the same period in 2015 as follows:

	For the Year Ended December 31, 2016
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$921,227		$288,811		$632,416
Losses and loss adjustment expenses:
Losses and loss adjustment expenses	$251,636	27.3%	$(3,493)	-1.2%	$255,129	40.3%
Weather events*	51,400	5.6%	5,300	1.8%	46,100	7.3%
Total losses and loss adjustment expenses	$303,036	32.9%	$1,807	0.6%	$301,229	47.6%

	For the Year Ended December 31, 2015
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$836,792		$332,793		$503,999

Total losses and loss adjustment expenses	$214,491	25.6%	$26,752	8.0%	$187,739	37.2%

* Includes only weather events beyond expected.

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

For the year ended December 31, 2016, general and administrative expenses were $221.2 million, compared to $183.8 million for the same period in 2015 as follows (dollars in thousands):

	For the Years Ended December 31,				Change
	2016		2015		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$632,416		$503,999		$128,417	25.5%
General and administrative expenses:
Policy acquisition costs	125,979	19.9%	88,218	17.5%	37,761	42.8%
Other operating costs	95,198	15.1%	95,564	19.0%	(366)	(0.4%)
Total general and administrative expenses	$221,177	35.0%	$183,782	36.5%	$37,395	20.3%

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

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of December 31,
Type of Investment	2017	2016
Fixed maturities	$639,334	$584,361
Equity securities	62,215	50,803
Short-term investments	10,000	5,002
Investment real estate, net	18,474	11,435
Total	$730,023	$651,601

See “Item 8—Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of unearned ceded written premium that will be earned pro rata in the future. The increase of $8.4 million to $132.8 million as of December 31, 2017 was due primarily to ceded written premium for increased reinsurance costs relating to our 2017-2018 catastrophe reinsurance program beginning June 1, 2017.

Reinsurance recoverable represents the estimated amount of losses and LAE that are recoverable from reinsurers. The increase of $182.3 million to $182.4 million as of December 31, 2017 was primarily due to Hurricane Irma.

Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $2.7 million to $56.5 million as of December 31, 2017 relates to both the growth in and seasonality of the Company’s business.

Deferred policy acquisition costs increased $8.1 million to $73.1 million as of December 31, 2017, which is in line with the underlying premium growth. See “Item 8 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.

Income taxes recoverable increased $6.2 million to $9.5 million as of December 31, 2017, from $3.3 million as of December 31, 2016. The increase represents amounts due from taxing jurisdictions within one year and when income taxes payments exceed income tax liabilities. Income taxes recoverable as of December 31, 2017 were $9.5 million, which represents amounts recoverable or to be applied to future periods for federal and state income taxes.

Deferred income tax assets and liabilities represent temporary differences between U.S. GAAP and tax basis of a company's assets and liabilities. During the year ended December 31, 2017, net deferred tax assets decreased by $1.4 million to $9.3 million, primarily due to the re-measurement of deferred tax assets and liabilities as a result of the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017. The legislation made broad and complex changes to the Internal Revenue Code including a reduction in the federal corporate tax rate from 35% to 21% effective January 1, 2018. Affecting the Company in 2017 was a $4.7 million non-cash charge to earnings for the re-measurement of net deferred tax assets as a result of the new lower rates.

See “Item 8 — Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE increased $189.9 million to $248.4 million during the year ended December 31, 2017. The increase in 2017 was a result of losses recorded in the third and fourth quarters of 2017 for Hurricane Irma. Unpaid losses and LAE are net of estimated subrogation recoveries. The Company recorded $446.7 million in losses for Hurricane Irma and paid $263.9 million by December 31, 2017, offset by $270.1 million in reinsurance payments.

Unearned premium represents the portion of direct written premium that will be earned pro rata in the future. The increase of $56.7 million to $532.4 million as of December 31, 2017 reflects both organic growth and seasonality of our business as described under “– Overview”.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $8.4 million to $26.2 million as of December 31, 2017 reflects both organic growth and seasonality of our business as described under “– Overview”.

Reinsurance payable, net increase of $29.5 million to $110.4 million as of December 31, 2017, which represents the unpaid ceded written premiums owed to reinsurers in connection with the renewal of the Company’s 2017/2018 catastrophe reinsurance program, (which began June 1, 2017), includes $26.8 million in cash advances received from reinsurers in connection with Hurricane Irma’s anticipated recoveries.

Book overdrafts represent outstanding checks or drafts in excess of cash on deposit and are examined monthly to determine if legal right of offset exists for accounts with the same banking institution. In 2017, the Company implemented a new short-term investment cash sweep to maximize investment returns on cash balances. Due to the sweep activities, certain outstanding items were recorded as book overdrafts totaling $36.7 million as of December 31, 2017.

Other liabilities and accrued expenses increased by $7.4 million to $45.1 million as of December 31, 2017 as a result of increased expenses that relate to Hurricane Irma and costs, such as commissions and taxes, related to increases in our business.

Capital resources increased net by $66.6 million and includes increases in stockholders’ equity of $68.8 million offset by a reduction in long-term debt of $2.2 million. The increases in stockholders’ equity was principally the result of 2017 net income offset by treasury stock purchases, dividends to shareholders and stock based compensation. The reduction in long-term debt was the result of principal payments on debt during 2017. See “– Liquidity and Capital Resources” and “Item 8 – Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.

Additional paid-in-capital increased $3.9 million resulting from share-based compensation expense of $10.5 million, stock option exercises of $5.6 million and common stock issued of $0.6 million for the year ended December 31, 2017. This was offset by the common stock value acquired through cashless stock option exercise and tax withholdings on the intrinsic value of stock option exercise and performance units vested for share-based payment transactions of $12.8 million for the year ended December 31, 2017.

Accumulated other comprehensive income (loss), net of taxes decreased to a $6.3 million loss as of December 31, 2017, compared to a $6.4 million loss as of December 31, 2016. This decrease reflects the after-tax changes in fair value of our investment portfolio’s unrealized losses during 2017.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of December 31, 2017 was $213.5 million, compared to $105.7 million at December 31, 2016. See “Item 8—Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between December 31, 2017 and 2016. The increase in cash and cash equivalents was driven by significant cash flows generated from operating activities in excess of those used for investing and financing activities. In 2017, the Company implemented a new short-term investment cash sweep to maximize investment returns on cash balances. Due to the sweep activities, certain outstanding items were recorded as “Book Overdraft” in the Consolidated Financial Statements. Cash and cash equivalents balances are available to settle book overdrafts, pay expenses and to pay claims.

During the third and fourth quarters of 2017, Hurricane Irma was a significant liquidity event to the Company. The Company’s reinsurance program performed as expected providing sufficient liquidity in the form of cash advances for paid losses ceded to the reinsurers. During 2017, the Company collected a total of $270.1 million from reinsurers and paid $263.9 million of losses that were covered under the reinsurance program. In addition, certain costs were recovered from the reinsurers. All ceded losses during 2017 were out of amounts prefunded to the Company under the cash advance provision of the reinsurance agreements, and did not affect the Company’s investment portfolio.

The balance of restricted cash and cash equivalents as of December 31, 2017 and 2016 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

Liquidity for UVE and its non-insurance subsidiaries is required to cover the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, and interest and principal payments on outstanding debt obligations, if any. The declaration and payment of future dividends by UVE to its shareholders, and any future repurchases of UVE common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for UVE and its non-insurance subsidiaries include revenues generated from fees paid by the Insurance Entities to affiliated companies for policy administration, inspections and claims adjusting services. Additional sources of liquidity include brokerage commissions earned on reinsurance contracts, and policy fees. UVE also maintains investments, which are a source of ongoing interest and dividend income and would generate funds upon sale. As discussed in “Item 8 – Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, UVECF.

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by the Insurance Entities to UVECF without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. During the year ended December 31, 2017, UPCIC paid $30.0 million to UVECF. The Insurance Entities did not pay dividends to UVECF during the year December 31, 2016.

Liquidity for the Insurance Entities is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses offset by recovery of any reimbursement amounts under our reinsurance agreements, fees paid to affiliates for managing general agency services, inspections and claims adjusting services, agent commissions, premiums and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. The principal source of liquidity for the Insurance Entities consists of the revenue generated from the collection of net premiums, interest and dividend income from the investment portfolio and the collection of reinsurance recoverable.

Our insurance operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies written. In the event of catastrophic events, many of the Company’s reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to the Company, providing liquidity, which the Company utilizes in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale.

The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs or deductibles before the Company’s reinsurance protection commences. Also, the Company is responsible for all other losses that otherwise may not be covered by the reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a reinsurer default may have a material adverse effect on either of the Insurance Entities or our business, financial condition, results of operations and liquidity.

As noted above, the Tax Act has decreased the statutory corporate tax rate from 35.0% to 21.0% for tax years beginning after December 31, 2017. The Act’s impact on the Company in 2017 was a non-cash charge to earnings for the re-measurement of net deferred taxes. Going forward the Company expects to see an overall benefit from the Act, primarily from lower statutory tax rates offset by certain other provisions, principally the provision limiting the deductibility of certain executive compensation.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. The following table provides our stockholder equity, total long-term debt, total capital, debt to equity capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of December 31,
	2017	2016
Stockholders' equity	$439,988	$371,190
Total long-term debt	12,868	15,028
Total capital	$452,856	$386,218

Debt-to-total capital ratio	2.8%	3.9%
Debt-to-equity ratio	2.9%	4.0%

The Insurance Entities are required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2017, based on calculations using the appropriate NAIC RBC formula, the Insurance Entities’ reported and respective total adjusted capital was in excess of the requirements. Failure by the Insurance Entities to maintain the required level of statutory capital and surplus could result in the suspension of their authority to write new or renewal business, other regulatory actions, or ultimately, in the revocation of their certificate of authority by the FLOIR.

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premium of 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2017, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates. At December 31, 2017, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

The Company may repurchase shares from time to time at its discretion, based on ongoing assessments of the capital needs of the Company, the market price of its common stock and general market conditions. The Company will fund the share repurchase program with cash from operations. During the year ended December 31, 2017, there were two authorized repurchase plans in effect:

•

On June 13, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common stock through December 31, 2017 pursuant to which the Company repurchased 861,296 shares of our common stock at an average price of $23.18 per share on the open market. The Company completed the 2017 Share Repurchase Program in December 2017.

•

On September 5, 2017, our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common stock through December 31, 2018. The Company repurchased 8,192 shares of common stock under the 2018 Share Repurchase Program during the year ended December 31, 2017 at an aggregate cost of approximately $0.2 million.

During the year ended December 31, 2017, we repurchased an aggregate of 770,559 shares of UVE’s common stock in the open market. Also see “Part II, Item 5 — Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended December 31, 2017.

Cash Dividends

The following table summarizes the dividends declared and paid by the Company during the year ended December 31, 2017:

	Dividend	Shareholders	Dividend	Cash Dividend
2017	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	January 23, 2017	February 17, 2017	March 2, 2017	$0.14
Second Quarter	April 12, 2017	June 14, 2017	July 3, 2017	$0.14
Third Quarter	August 31, 2017	September 12, 2017	October 24, 2017	$0.14
Fourth Quarter	November 16, 2017	November 27, 2017	December 4, 2017	$0.27

Liability for Unpaid Losses and LAE

We are required to periodically estimate and reflect on our balance sheet the amount needed to pay losses and related LAE on reported and unreported claims, net of estimated subrogation. See “Item 1—Business—Liability for Unpaid Losses and LAE,” for a description of this process. The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE, net of subrogation as shown in our consolidated financial statements for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$58,494	$98,840	$134,353
Less: Reinsurance recoverable	(106)	(13,540)	(47,350)
Net balance at beginning of year	58,388	85,300	87,003
Incurred (recovered) related to:
Current year	322,929	305,919	188,040
Prior years	27,499	(4,690)	(301)
Total incurred	350,428	301,229	187,739
Paid related to:
Current year	215,274	229,761	123,952
Prior years	127,522	98,380	65,490
Total paid	342,796	328,141	189,442

Net balance at end of year	66,020	58,388	85,300
Plus: Reinsurance recoverable	182,405	106	13,540
Balance at end of year	$248,425	$58,494	$98,840

During 2017 the liability for unpaid losses and loss adjustment expenses increased by $189.9 million from $58.5 million as of December 31, 2016 to $248.4 million as of December 31, 2017. This increase was primarily a result of Hurricane Irma, for which the Company has reinsurance recoverable of $182.4 million. Other factors leading to the increase include the increase in our underlying exposure due to increased writings in Florida and other states, as well as prior year adverse development reserve of $27.5 million, primarily driven by AOB related claims within our Florida book, including the increased litigation frequency experienced during 2017 surrounding the AOB issue.

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses that may arise from incidents reported and IBNR, net of estimated subrogation. Our carried reserves as of December 31, 2017 were confirmed by our year end independent actuarial analysis and are in excess of their point or central estimate of their findings. Our annual actuarial process includes two reviews during the year by our independent actuarial firm. We use these external reviews to confirm data and emerging trends to observed changes. The actuarial process, including the external independent reviews, results in re-estimates of carried reserves for both current and prior accident years. See “Item 7- (Liability for Unpaid Losses and LAE)” and “Item 8 - Note 17 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a further discussion of the actuarial estimation process used for loss and LAE reserving. As a result of the ongoing actuarial process, reserves for the current accident year were strengthened in the fourth quarter to align with 2016 full year actuarial loss estimates and the impact of weather events that occurred in 2016. Re-estimates of each prior accident year’s ultimate losses and LAE were performed during the year and changes resulting in both favorable and unfavorable development were recorded. We believe the changes we have made in adjudicating and settling claims are conservatively reflected in the actuarial process. We will continue to validate our actuarial process as the benefits of our accelerated claims settlement process become more apparent and will continue to monitor policyholder AOB and the resulting increase in litigation. The cumulative redundancy or deficiency in prior year reserve changes is reflected in the chart above.

The following table provides total unpaid loss and LAE, net of related reinsurance recoverable for the dates presented (in thousands):

	Years Ended December 31,
	2017	2016
Unpaid Loss and LAE, net	$58,669	$63,699
IBNR loss and LAE, net	7,351	(5,311)
Total unpaid loss and LAE, net	$66,020	$58,388

Reinsurance recoverable on unpaid loss and LAE	$57,261	$856
Reinsurance recoverable on IBNR loss and LAE	125,144	(750)
Total reinsurance recoverable on unpaid loss and LAE	$182,405	$106

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

The following table provides the statutory loss ratios, expense ratios and combined ratios for the periods indicated for the Insurance Entities:

	Years Ended December 31,
	2017	2016
Loss Ratio (1)
UPCIC	56%	50%
APPCIC	82%	30%
Expense Ratio (1)
UPCIC	35%	36%
APPCIC	47%	55%
Combined Ratio (1)
UPCIC	91%	86%
APPCIC	129%	85%

(1)

The ratios are net of ceded premiums and losses, including premiums ceded to the Company’s catastrophe reinsurers which comprise a significant cost, and losses and LAE ceded to reinsurers. The expense ratio includes management fees and commissions, which are based on market rates, paid to an affiliate of the Insurance Entities in the amount of $84.7 million and $78.0 million for UPCIC for the years ended December 31, 2017 and 2016, respectively, and $0.6 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively, for APPCIC. The management fees and commissions paid to the affiliate are eliminated in consolidation.

Ratings

The Insurance Entities’ financial strength is rated by a rating agency to measure the Insurance Entities’ ability to meet their financial obligations to its policyholders. The agency maintains a letter scale Financial Stability Rating® system ranging from A” (A double prime) to L (licensed by state regulatory authorities).

In November 2017, Demotech, Inc. affirmed the Financial Stability Rating® of “A” for the Insurance Entities. According to Demotech, Inc., the assigned rating represents a company’s continued positive surplus related to policyholders, liquidity of invested assets, an acceptable level of financial leverage, reasonable loss and loss adjustment expense reserves, and realistic pricing. The ratings of the Insurance Entities are subject to at least annual review by Demotech, Inc., and may be revised upward or downward or revoked at the sole discretion of Demotech, Inc. Financial Stability Ratings® are primarily directed towards policyholders, and are not evaluations directed toward the protection of investors in a company, including holders of a company’s common stock, and are not recommendations to buy, sell or hold securities. See “Item 1A—Risk Factors—A downgrade in our Financial Stability Rating® may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.”

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of December 31, 2017 (in thousands):

		Less than			Over 5
	Total	1 year	1-3 years	3-5 years	years
Unpaid losses and LAE, direct (1)	$248,425	$126,697	$71,795	$39,003	$10,930
Long-term debt	14,205	1,755	5,061	3,205	4,184
Total contractual obligations	$262,630	$128,452	$76,856	$42,208	$15,114

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2017.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB revised U.S. GAAP with the issuance of ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220)- Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in response to the enactment on December 22, 2017 of the Tax Act. Topic 220 allows for a reclassification from accumulated OCI to retained earnings for the stranded tax effects resulting from the remeasurement of deferred tax balances. Prior to the issuance of Topic 220, OCI was not impacted by the remeasurement of deferred taxes. Without this reclassification the tax effects of items in OCI would not reflect the appropriate tax rate. When Topic 220 is adopted, the Company will be required to provide certain disclosures regarding its accounting policy and effect of the implementation of the reclassification of the stranded tax effects in OCI. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. When adopted by the Company this ASU will result in a reclassification of approximately $1.4 million from OCI to retained earnings.

In March 2017, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standards Update (“ASU”) 2017-08, Receivables – Nonrefundable Fees and Other Costs to amend the amortization period for certain purchased callable debt securities held at a premium. Current U.S. GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. The new ASU shortens the amortization period of certain purchased callable debt securities to the earliest call date. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Under the current U.S. GAAP, you could consider the call dates and estimate if you had a large number of similar securities and you were basing your judgment on actual experience. Our service provider (who processes the accounting for our investment transactions) has many similar securities on their system and can make that type of determination. As a result, we currently account for the amortization under the proposed ASU and there will be no impact to our results of operations, financial position or liquidity.

In November 2016, the FASB revised U.S. GAAP with the issuance of the ASU 2016-18, Statement of Cash Flows (Topic 230: Restricted Cash to reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. The new ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The balance of restricted cash is currently not material and is not expected to be material and we will comply with the new ASU requirements at the time of adoption. The adoption of this ASU will result in a change in the presentation only in the statement of cash flows which is not expected to be material.

In August 2016, the FASB revised U.S. GAAP with the issuance of ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments intended to reduce diversity in practice in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new ASU will apply to: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, 6) distributions received from equity method investments, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Historically, the items outlined above have not been applicable to the Company. Should they occur in the future, we will address them in accordance with the new ASU upon and subsequent to adoption.

In June 2016, the FASB revised U.S. GAAP with the issuance of ASU 2016-13, Financial Instruments -Credit Losses (Topic 326) that introduces a new process for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new ASU will apply to: 1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, 2) loan commitments and certain other off-balance sheet credit exposures, 3) debt securities and other financial assets measured at fair value through other comprehensive income, and 4) beneficial interests in securitized financial assets. The ASU changes the current practice of recording a permanent write down, (other than temporary impairment), for probable credit losses, which is more restrictive than the new ASU requirement that would estimate credit losses, then recorded through a temporary allowance account that can be re-measured as estimated credit losses change. The ASU further limited estimated credit losses relating to available for sale securities to the amount which fair value is below amortized cost. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In January 2016, the FASB revised U.S. GAAP with the issuance of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to improve the recognition and measurement of financial instruments. The new ASU requires certain equity investments to be measured at fair value with changes in fair value reported in earnings and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in other comprehensive income (“OCI”). The new ASU is effective for fiscal years beginning after December 15, 2017. The adoption of this ASU will impact how we account for unrealized gains and losses for equity investments which will be through the income statement and may result in a change of presentation in the statement of cash flows. Upon adoption on January 1st 2018, a cumulative effect adjustment of $4.4 million to the balance sheet will be made to reclassify unrealized losses on equity securities to retained earnings from other comprehensive income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for economic losses due to adverse changes in fair value of fixed maturities, equity securities and short-term investments (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of December 31, 2017, is comprised of fixed maturities and equity securities exposing us to changes in interest rates and equity prices.

The primary objectives of the portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income. None of our investments in risk-sensitive Financial Instruments were entered into for trading purposes.

See “Item 8—Note 3 (Investments)” and “Item 1—Business—Investments” for more information about our Financial Instruments.

Interest Rate Risk

Interest rate risk is the sensitivity of a fixed-rate Financial Instrument to changes in interest rates. Generally, when interest rates rise, the fair value of our fixed-rate Financial Instruments declines.

The following table provides information about our fixed income Financial Instruments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for Financial Instruments available for sale as of the dates presented (in thousands):

	December 31, 2017
	Amortized Cost								Fair Value
	2018	2019	2020	2021	2022	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$51,846	$85,309	$61,215	$60,968	$27,832	$132,530	$234,015	$653,715	$649,334
Weighted average interest rate	1.87%	1.82%	2.18%	2.16%	2.76%	4.02%	3.08%	2.83%	2.83%

	December 31, 2016
	Amortized Cost								Fair Value
	2017	2018	2019	2020	2021	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$48,919	$46,183	$84,855	$41,500	$57,071	$88,861	$229,072	$596,461	$589,363
Weighted average interest rate	2.03%	2.41%	1.87%	2.15%	2.26%	4.53%	2.96%	2.79%	2.78%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the fixed maturities. The fixed income Financial Instruments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, municipal bonds, redeemable preferred stock, mortgage-backed and asset-backed securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed maturity Financial Instruments in our available for sale portfolio at December 31, 2017 was 2.6 years.

To a lesser extent, we also have exposure to interest on our debt obligations which are in the form of a surplus note. The surplus note accrues interest at an adjustable rate based on the 10-year Constant Maturity Treasury rate.

Equity Price Risk

Equity price risk is the potential for loss in fair value of Financial Instruments in common stock and mutual funds from adverse changes in the prices of those Financial Instruments.

The following table provides information about the Financial Instruments in our available for sale portfolio subject to price risk as of the dates presented (in thousands):

	December 31, 2017		December 31, 2016
	Fair Value	Percent	Fair Value	Percent
Equity securities:
Common stock	$18,811	30.2%	$93	0.2%
Mutual funds	43,404	69.8%	50,710	99.8%
Total equity securities	$62,215	100.0%	$50,803	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at December 31, 2017 and 2016 would have resulted in a decrease of $12.4 million and $10.2 million, respectively, in the fair value of those securities.

Item 8.	Financial Statements and supplementary data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Universal Insurance Holdings, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Plante & Moran, PLLC

Certified Public Accountants

We have served as the Company’s auditor since 2002.

Chicago, Illinois

February 23, 2018

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2017	2016

ASSETS
Fixed maturities, at fair value	$639,334	$584,361
Equity securities, at fair value	62,215	50,803
Short-term investments, at fair value	10,000	5,002
Investment real estate, net	18,474	11,435
Total invested assets	730,023	651,601

Cash and cash equivalents	213,486	105,730
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	132,806	124,385
Reinsurance recoverable	182,405	106
Premiums receivable, net	56,500	53,833
Property and equipment, net	32,866	32,162
Deferred policy acquisition costs, net	73,059	64,912
Income taxes recoverable	9,472	3,262
Deferred income tax asset, net	9,286	10,674
Other assets	12,461	10,707
Total assets	$1,454,999	$1,060,007
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$248,425	$58,494
Unearned premiums	532,444	475,756
Advance premium	26,216	17,796
Accounts payable	2,866	3,187
Book overdraft	36,715	—
Reinsurance payable, net	110,381	80,891
Income taxes payable	—	—
Other liabilities and accrued expenses	45,096	37,665
Long-term debt	12,868	15,028
Total liabilities	1,015,011	688,817

Commitments and Contingencies (Note 15)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	458	453
Authorized shares - 55,000
Issued shares - 45,778 and 45,324
Outstanding shares - 34,735 and 35,052
Treasury shares, at cost - 11,043 and 10,272	(105,123)	(86,982)
Additional paid-in capital	86,186	82,263
Accumulated other comprehensive income (loss), net of taxes	(6,281)	(6,408)
Retained earnings	464,748	381,864
Total stockholders' equity	439,988	371,190
Total liabilities and stockholders' equity	$1,454,999	$1,060,007

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$1,055,886	$954,617	$883,409
Change in unearned premium	(56,688)	(33,390)	(46,617)
Direct premium earned	999,198	921,227	836,792
Ceded premium earned	(310,405)	(288,811)	(332,793)
Premiums earned, net	688,793	632,416	503,999
Net investment income (expense)	13,460	9,540	5,155
Net realized gains (losses) on investments	2,570	2,294	1,060
Commission revenue	21,253	17,733	14,870
Policy fees	18,838	16,880	15,440
Other revenue	7,002	6,426	6,020
Total premiums earned and other revenues	751,916	685,289	546,544
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	350,428	301,229	187,739
General and administrative expenses	231,004	221,177	183,782
Total operating costs and expenses	581,432	522,406	371,521
INCOME BEFORE INCOME TAXES	170,484	162,883	175,023
Income tax expense	63,549	63,473	68,539
NET INCOME	$106,935	$99,410	$106,484
Basic earnings per common share	$3.07	$2.85	$3.06
Weighted average common shares outstanding - Basic	34,841	34,919	34,799
Diluted earnings per common share	$2.99	$2.79	$2.97
Weighted average common shares outstanding - Diluted	35,809	35,650	35,884
Cash dividend declared per common share	$0.69	$0.69	$0.63

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
Net income	$106,935	$99,410	$106,484
Other comprehensive income (loss)	127	(2,402)	(2,171)
Comprehensive income (loss)	$107,062	$97,008	$104,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(in thousands)

							Accumulated
	Common	Preferred	Common	Preferred	Additional		Other		Total
	Shares	Shares	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Issued	Issued	Amount	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2014	44,769	12	$448	$—	$40,987	$222,469	$(1,835)	$(62,153)	$199,916
Stock option exercises	751	—	7	—	3,807	—	—	(8,101)	(4,287)
Grants and vesting of restricted stock	615	—	6	—	(6)	—	—	(7,344)	(7,344)
Purchase of preferred stock	—	(2)	—	—	(256)	—	—	—	(256)
Purchases of treasury stock	—	—	—	—	—	—	—	(18,649)	(18,649)
Reclassification of contingently redeemable common stock to common stock	—	—	—	—	19,000	—	—	—	19,000
Retirement of treasury shares	(610)	—	(6)	—	(15,439)	—	—	15,445	—
Share-based compensation	—	—	—	—	17,386	—	—	—	17,386
Net income	—	—	—	—	—	106,484	—	—	106,484
Change in net unrealized gains (losses) (1)	—	—	—	—	—	—	(2,171)	—	(2,171)
Excess tax benefit (shortfall), net (2)	—	—	—	—	5,310	—	—	—	5,310
Declaration of dividends	—	—	—	—	—	(22,297)	—	—	(22,297)
Balance, December 31, 2015	45,525	10	455	—	70,789	306,656	(4,006)	(80,802)	293,092
Stock option exercises	124	—	1	—	905	—	—	(6,238)	(5,332)
Purchases of treasury stock	—	—	—	—	—	—	—	(8,510)	(8,510)
Treasury shares reissued	—	—	—	—	7,670	—	—	2,330	10,000
Retirement of treasury shares	(325)	—	(3)	—	(6,235)	—	—	6,238	—
Share-based compensation	—	—	—	—	10,288	—	—	—	10,288
Net income	—	—	—	—	—	99,410	—	—	99,410
Change in net unrealized gains (losses) (1)	—	—	—	—	—	—	(2,402)	—	(2,402)
Excess tax benefit (shortfall), net (2)	—	—	—	—	(1,154)	—	—	—	(1,154)
Declaration of dividends	—	—	—	—	—	(24,202)	—	—	(24,202)
Balance, December 31, 2016	45,324	10	453	—	82,263	381,864	(6,408)	(86,982)	371,190
Vesting of performance share units	115	—	1	—	(1)	—	—	(1,183)	(1,183)
Stock option exercises	804	—	8	—	5,578	—	—	(11,625)	(6,039)
Common stock issued	26	—	1	—	634	—	—	—	635
Purchases of treasury stock	—	—	—	—	—	—	—	(18,141)	(18,141)
Retirement of treasury shares	(491)	—	(5)	—	(12,803)	—	—	12,808	—
Share-based compensation	—	—	—	—	10,515	—	—	—	10,515
Net income	—	—	—	—	—	106,935	—	—	106,935
Change in net unrealized gains (losses) (1)	—	—	—	—	—	—	127	—	127
Declaration of dividends	—	—	—	—	—	(24,051)	—	—	(24,051)
Balance, December 31, 2017	45,778	10	$458	$—	$86,186	$464,748	$(6,281)	$(105,123)	$439,988

(1)

Represents change in fair value of available for sale investments, net of income tax provision of $76 thousand for the year ended December 31, 2017 and a change in fair value of available for sale investments, net of income tax benefit of $1,486 thousand and $1,369 thousand for the years ended December 31, 2016 and 2015, respectively.

(2)

Excess tax benefits (shortfall), net for the years ended December 31, 2016 and 2015 were recognized in additional paid-in capital. For the year ended December 31, 2017 excess tax benefits (shortfall) were recognized in income tax expense in the consolidated statements of income when the share-based awards vest or are settled. See “—Note 2 (Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements).”

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net Income	$106,935	$99,410	$106,484
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	501	406	611
Depreciation and amortization	4,058	3,242	2,033
Amortization of share-based compensation	10,515	10,288	17,386
Amortization of original issue discount on debt	10	149	521
Accretion of deferred credit	—	(149)	(521)
Book overdraft increase (decrease)	36,715	—	(5,924)
Net realized (gains) losses on investments	(2,570)	(2,294)	(1,060)
Amortization of premium/accretion of discount, net	3,994	3,481	1,831
Deferred income taxes	1,309	4,724	(693)
Excess tax (benefits) shortfall from share-based compensation	(5,793)	1,154	(5,310)
Other	35	31	42
Issuance of common stock	634	—	—
Net change in assets and liabilities relating to operating activities:
Prepaid reinsurance premiums	(8,421)	(9,712)	75,832
Reinsurance recoverable	(182,299)	22,747	32,334
Reinsurance receivable, net	186	167	7,115
Premiums receivable, net	(3,162)	(3,249)	(385)
Accrued investment income	(708)	(1,514)	(298)
Income taxes recoverable	(417)	1,004	255
Deferred policy acquisition costs, net	(8,147)	(4,893)	(34,359)
Other assets	(1,860)	767	(2,533)
Unpaid losses and loss adjustment expenses	189,931	(40,346)	(35,513)
Unearned premiums	56,688	33,390	46,618
Accounts payable	(321)	2,809	(3,743)
Reinsurance payable, net	29,490	7,306	7,519
Income taxes payable	—	—	3,510
Other liabilities and accrued expenses	9,287	(505)	625
Advance premium	8,420	(7,017)	6,894
Net cash provided by (used in) operating activities	245,010	121,396	219,271
Cash flows from investing activities:
Proceeds from sale of property and equipment	23	36	86
Purchases of property and equipment	(4,618)	(8,223)	(11,869)
Payments to acquire a business	—	—	(1,000)
Purchases of equity securities	(89,302)	(66,688)	(65,038)
Purchases of fixed maturities	(180,604)	(320,131)	(178,198)
Purchases of short-term investments	(10,000)	—	(87,538)
Purchases of investment real estate, net	(7,218)	(5,496)	(6,220)
Proceeds from sales of equity securities	77,640	60,558	41,456
Proceeds from sales of fixed maturities	26,179	86,018	38,379
Proceeds from sales of short-term investments	—	—	12,500
Maturities of fixed maturities	97,191	54,615	74,390
Maturities of short-term investments	5,000	25,000	100,000
Net cash provided by (used in) investing activities	(85,709)	(174,311)	(83,052)
Cash flows from financing activities:
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(24,001)	(24,192)	(22,287)
Issuance of common stock for stock option exercises	—	119	511
Purchase of treasury stock	(18,141)	(8,510)	(18,649)
Sale of treasury stock	—	2,965	—
Purchase of preferred stock	—	—	(256)
Payments related to tax withholding for share-based compensation	(7,223)	(5,451)	(12,141)
Excess tax benefits (shortfall) from share-based compensation	—	(1,154)	5,310
Repayment of debt	(2,170)	(2,136)	(8,470)
Borrowings under promissory note	—	—	1,390
Net cash provided by (used in) financing activities	(51,545)	(38,369)	(54,602)
Net increase (decrease) in cash and cash equivalents	107,756	(91,284)	81,617
Cash and cash equivalents at beginning of period	105,730	197,014	115,397
Cash and cash equivalents at end of period	$213,486	$105,730	$197,014
Supplemental cash and non-cash flow disclosures:
Interest paid	$348	$421	$963
Income taxes paid	$68,883	$63,378	$65,383
Income tax refund	$434	$5,633	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations, Basis of Presentation and Consolidation

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”), is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in sixteen states as of December 31, 2017, including Florida, which comprises the vast majority of the Company’s in-force policies. See “— Note 5 (Insurance Operations),” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed by the Insurance Entities, policy fees collected from policyholders by our wholly-owned managing general agency subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of UVE and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s primary use of estimates are in the recognition of liabilities for unpaid losses, loss adjustment expenses, and subrogation recoveries, and reinsurance recoveries. Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are summarized as follows:

Cash and Cash Equivalents. The Company includes in cash equivalents all short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less. These amounts are carried at cost, which approximates fair value. The Company excludes any net negative cash balances from cash and cash equivalents that the Company has with any single financial institution. These amounts represent outstanding checks or drafts not yet presented to the financial institution and are reclassified to liabilities and presented as book overdraft in the Company’s Consolidated Balance Sheets.

Restricted Cash and Cash Equivalents. The Company classifies amounts of cash and cash equivalents that are restricted in terms of their use and withdrawal separately on the face the Consolidated Balance Sheets. See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions.

Investment Securities, Available for Sale. All investment securities are classified as available for sale and consist of fixed maturities, equity securities and short-term investments with maturities of greater than three months. Investment securities available for sale are recorded at fair value on the consolidated balance sheet. Unrealized gains and losses on securities available for sale are excluded from earnings and reported as a component of other comprehensive income, net of related deferred taxes until reclassified to earnings upon the consummation of sales transaction with an unrelated third party or when the decline in fair value is deemed other than temporary.

Gains and losses realized on the disposition of investment securities available for sale are determined on the FIFO basis and credited or charged to income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Other Than Temporary Impairment. The assessment of whether the impairment of a security’s fair value is other than temporary is performed using a portfolio review as well as a case-by-case review considering a wide range of factors. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including: 1) the Company’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the extent and length of time to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities and short-term investments referred to as severity and duration; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices referred to as credit quality; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause the Company to subsequently determine that an impairment is other than temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Management’s intent and ability to hold securities is a determination that is made at each respective balance sheet date giving consideration to factors known to management for each individual issuer of securities such as credit quality and other publicly available information.

Investment Real Estate. Investment real estate is recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Real estate taxes, interest and other costs incurred during development and construction of properties are capitalized. Income and expenses from income producing real estate are reported under net investment income. Investment real estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable.

Premiums Receivable. Generally, premiums are collected prior to or during the policy period as permitted under the Insurance Entities payment plans. Credit risk is minimized through the effective administration of policy payment plans whereby rules governing policy cancellation minimize exposure to credit risk. The Company performs a policy level evaluation to determine the extent the premiums receivable balance exceeds the unearned premiums balance. The Company then ages this exposure to establish an allowance for doubtful accounts based on prior credit experience. As of December 31, 2017 and 2016, the Company recorded allowances for doubtful accounts in the amounts of $680 thousand and $527 thousand, respectively.

Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation and are depreciated on the straight-line basis over the estimated useful life of the assets. Estimated useful life of all property and equipment ranges from three for equipment to twenty-seven-and-one-half years for buildings and improvements. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset. Routine repairs and maintenance are expensed as incurred. Website development costs are capitalized and amortized over three years. Software is capitalized and amortized over three years. The Company reviews its property and equipment for impairment annually and/or whenever changes in circumstances indicate that the carrying amount may not be recoverable.

Recognition of Premium Revenues. Direct and ceded premiums are recognized as revenue on a pro rata basis over the policy term or over the term of the reinsurance agreement. The portion of direct premiums that will be earned in the future is deferred and reported as unearned premiums. The portion of ceded premiums that will be earned in the future is deferred and reported as prepaid reinsurance premiums (ceded unearned premiums).

Recognition of Commission Revenue. Commission revenue generated from reinsurance brokerage commission earned on ceded premium by the Insurance Entities is recognized over the term of the reinsurance agreements.

Policy Fees. Policy fees, which represents fees paid by policyholders to the Managing General Agent (MGA)’s on all new and renewal insurance policies, are recognized as income upon policy inception.

Other Revenue. The Company offers its policyholders the option of paying their policy premiums in full at inception or in installments. The Company charges fees to its policyholders that elect to pay their premium in installments and records such fees as revenue as the Company bills the fees to the policyholder.

Deferred Policy Acquisition Costs. The Company defers direct commissions and premium taxes relating to the successful acquisition or renewal of insurance policies and defers the costs until recognized as expense over the terms of the policies to which they are related. Commissions on ceded premiums are deferred and amortized over the effective period of the related reinsurance policies. Deferred policy acquisition costs and deferred ceding commissions are netted for balance sheet presentation purposes and are recorded at their estimated realizable value.

Intangible Assets. Goodwill and indefinite-lived intangible assets arising from the acquisition of a business is initially measured at cost and not subject to amortization. We assess goodwill and indefinite-lived intangible assets for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Goodwill is included under Other Assets in the Consolidated Balance Sheets.

Insurance Liabilities. Unpaid losses and loss adjustment expenses (“LAE”) are provided for as claims are incurred. The provision for unpaid losses and loss adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on industry data; and (3) estimates of expenses for investigating and adjusting claims based on the experience of the Company and the industry. The Company estimates and accrues its right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of related costs and netted against unpaid losses and LAE.

Inherent in the estimates of ultimate claims and subrogation are expected trends in claim severity, frequency and other factors that may vary as claims are settled. The amount of uncertainty in the estimates is significantly affected by such factors as the amount of claims experience relative to the development period, knowledge of the actual facts and circumstances and the amount of insurance risk retained. In addition, the Company’s policyholders are subject to adverse weather conditions, such as hurricanes, tornados, ice storms and tropical storms. The actuarial methods for making estimates for unpaid losses, LAE and subrogation recoveries and for establishing the resulting net liability are periodically reviewed, and any adjustments are reflected in current earnings.

Provision for Premium Deficiency. It is the Company’s policy to evaluate and recognize losses on insurance contracts when estimated future claims, deferred policy acquisition costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums. No accruals for premium deficiency were considered necessary as of December 31, 2017 and 2016.

Reinsurance. Ceded written premium is recorded upon the effective date of the reinsurance contracts and earned over the contract period. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the gross liability to the Company. Allowances are established for amounts deemed uncollectible if any.

Income Taxes. The Company accounts for income taxes under the asset and liability method, that recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities based on the tax rates expected to be in effect during the periods in which the temporary differences reverse. Temporary differences arise when income or expenses are recognized in different periods on the consolidated financial statements than on the tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. Income taxes includes both, estimated federal and state income taxes.

Income (Loss) Per Share of Common Stock. Basic earnings per share excludes dilution and is computed by dividing the Company’s net income (loss) available to common stockholders, by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding during the period plus the impact of all potentially dilutive common shares, primarily preferred stock, unvested shares and options. The dilutive impact of stock options and unvested shares is determined by applying the treasury stock method and the dilutive impact of the preferred stock is determined by applying the “if converted” method.

Fair Value Measurements. The Company’s policy is to record transfers of assets and liabilities, if any, between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no transfers during the years ended December 31, 2017 or 2016.

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

Statutory Accounting. UPCIC and APPCIC are highly regulated and prepare and file financial statements in conformity with the statutory accounting practices prescribed or permitted by the Florida Office of Insurance Regulation (the “FLOIR”) and the National Association of Insurance Commissioners (“NAIC”) which differ from U.S. GAAP. The FLOIR requires that insurance companies domiciled in Florida prepare their statutory financial statements in accordance with the Manual (the “Manual”), as modified by the FLOIR. Accordingly, the admitted assets, liabilities and capital and surplus of UPCIC and APPCIC as of December 31, 2017 and 2016 and the results of operations and cash flows, for the years ended December 31, 2017, 2016 and 2015, for their regulatory filings have been prepared in accordance with statutory accounting principles as promulgated by the FLOIR and the NAIC. The statutory accounting principles are more restrictive than U.S. GAAP and are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standard Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions. The new ASU requires excess income tax benefits (windfalls) and deficiencies (shortfalls) to be recognized in the income statement when the awards vest or are settled. The former guidance required the recognition of excess tax benefits or deficiencies in stockholders’ equity. In addition, all income tax-related cash flows resulting from share-based payments will be reported as operating activities in the statement of cash flows under the new ASU. The ASU also, allows the Company to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting; clarifies that all cash payments for tax withholdings made on an employee’s behalf should be presented as a financing activity on the Company’s statement of cash flows; provides an accounting policy election to account for forfeitures as they occur; and modifies the calculation of dilutive earnings per share to no longer use proceeds from tax benefits or deficiencies. The Company adopted this ASU effective January 1, 2017, which resulted in the recognition of an excess tax benefit of $5.8 million for the twelve months ended December 31, 2017.

NOTE 3 – INVESTMENTS

Securities Available for Sale

The following table provides the cost or amortized cost and fair value of securities available for sale as of the dates presented (in thousands):

	December 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$60,481	$—	$(877)	$59,604
Corporate bonds	228,336	476	(1,308)	227,504
Mortgage-backed and asset-backed securities	221,956	19	(2,523)	219,452
Municipal bonds	120,883	599	(1,187)	120,295
Redeemable preferred stock	12,059	485	(65)	12,479
Equity Securities:
Common stock	22,584	47	(3,820)	18,811
Mutual funds	45,456	179	(2,231)	43,404
Short-term investments	10,000	—	—	10,000
Total	$721,755	$1,805	$(12,011)	$711,549

	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed Maturities:
U.S. government obligations and agencies	$74,937	$—	$(670)	$74,267
Corporate bonds	192,328	402	(1,300)	191,430
Mortgage-backed and asset-backed securities	216,679	135	(2,038)	214,776
Municipal bonds	94,794	130	(3,727)	91,197
Redeemable preferred stock	12,723	125	(157)	12,691
Equity Securities:
Common stock	214	—	(121)	93
Mutual funds	53,900	407	(3,597)	50,710
Short-term investments	5,000	2	—	5,002
Total	$650,575	$1,201	$(11,610)	$640,166

The following table provides the credit quality of investment securities with contractual maturities or the issuer of such securities as of the dates presented (in thousands):

	December 31, 2017		December 31, 2016
		% of Total		% of Total
Comparable Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$135,237	20.8%	$131,260	22.3%
AA	292,496	45.1%	275,480	46.7%
A	134,505	20.7%	107,418	18.2%
BBB	80,566	12.4%	67,263	11.4%
BB and Below	2,919	0.4%	3,444	0.6%
No Rating Available	3,611	0.6%	4,498	0.8%
Total	$649,334	100.0%	$589,363	100.0%

The tables above include comparable credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The following table summarizes the cost or amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	December 31, 2017		December 31, 2016
	Cost or		Cost or
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities:
Agency	$118,014	$116,014	$110,724	$109,022
Non-agency	17,676	17,488	19,408	19,265
Asset-backed securities:
Auto loan receivables	35,105	34,962	37,390	37,429
Credit card receivables	38,844	38,719	38,640	38,568
Other receivables	12,317	12,269	10,517	10,492
Total	$221,956	$219,452	$216,679	$214,776

The following table summarizes the fair value and gross unrealized losses on securities available for sale, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (in thousands):

	December 31, 2017
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	7	$35,464	$(301)	9	$24,140	$(576)
Corporate bonds	159	142,208	(792)	39	29,796	(516)
Mortgage-backed and asset-backed securities	83	137,481	(955)	37	70,218	(1,568)
Municipal bonds	36	28,265	(246)	30	48,370	(941)
Redeemable preferred stock	21	2,464	(65)	—	—	—
Equity securities:
Common stock	2	17,846	(3,820)	—	—	—
Mutual funds	3	25,338	(135)	1	9,171	(2,096)
Total	311	$389,066	$(6,314)	116	$181,695	$(5,697)

	December 31, 2016
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Fixed maturities:
U.S. government obligations and agencies	11	$70,453	$(608)	2	$3,504	$(62)
Corporate bonds	116	96,379	(1,219)	4	3,250	(80)
Mortgage-backed and asset-backed securities	73	149,928	(1,923)	5	9,660	(115)
Municipal bonds	69	79,402	(3,726)	—	—	—
Redeemable preferred stock	50	6,340	(158)	—	—	—
Equity securities:
Common stock	1	18	(7)	2	75	(115)
Mutual funds	3	28,020	(774)	2	11,529	(2,823)
Total	323	$430,540	$(8,415)	15	$28,018	$(3,195)

Evaluating Investments in Other Than Temporary Impairment (“OTTI”)

As of December 31, 2017, the Company held fixed maturity and equity securities that were in an unrealized loss position as presented in the table above. For fixed maturity securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For fixed maturity, equity securities and short-term investments, the Company considers whether it has the intent and ability to hold the securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses for securities available for sale as of December 31, 2017 are other than temporary.

As of December 31, 2017, the Company held approximately $9.2 million equity securities that were in an unrealized loss position twelve months or longer. The unrealized loss on these securities was $2.1 million. Based on our analysis, the company believes each security will recover in a reasonable period of time and the Company has the intent and ability to hold them until recovery. There were no OTTI losses recognized in the periods on the equity portfolio.

The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	December 31, 2017
	Cost or
	Amortized Cost	Fair Value
Due in one year or less	$51,846	$51,804
Due after one year through five years	235,323	233,849
Due after five years through ten years	56,806	56,677
Due after ten years	75,725	75,073
Mortgage-backed and asset-backed securities	221,956	219,452
Perpetual maturity securities	12,059	12,479
Total	$653,715	$649,334

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to securities available for sale during the periods presented (in thousands):

	Years Ended
	December 31,
	2017	2016
Proceeds from sales and maturities (fair value)	$206,010	$226,191
Gross realized gains	$2,873	$2,329
Gross realized losses	$(303)	$(35)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Fixed maturities	$12,375	$9,523	$5,642
Equity securities	1,799	1,414	1,143
Short-term investments	22	75	246
Other (1)	1,459	734	409
Total investment income	15,655	11,746	7,440
Less: Investment expenses (2)	(2,195)	(2,206)	(2,285)
Net investment (expense) income	$13,460	$9,540	$5,155

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	December 31, 2017	December 31, 2016
Income Producing:
Investment real estate	$6,918	$6,918
Less: Accumulated depreciation	(460)	(281)
	6,458	6,637
Non-Income Producing:
Properties under development	12,016	4,798
Investment real estate, net	$18,474	$11,435

NOTE 4 – REINSURANCE

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1st of each year. The Company’s current reinsurance program consists of catastrophe excess of loss reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for deductible amounts before reinsurance attaches and insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company remains responsible for the settlement of insured losses irrespective of whether any of its reinsurers fail to make payments otherwise due to the Company.

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

The following table presents quota-share cession rates by reinsurance program and the years they were in effect:

Reinsurance Program	Cession Rate
June 2014 - May 2015	30%
June 2015 - May 2016	0%
June 2016 - May 2017	0%
June 2017 - May 2018	0%

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of December 31, 2017
		Standard
		and Poor's	Moody's	Due from as of
	AM Best	Rating	Investors	December 31,
Reinsurer	Company	Services	Service, Inc.	2017	2016
Allianz Risk Transfer	A+	AA-	n/a	$105,573	$—
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	52,054	46,364
Renaissance Reinsurance Ltd	A+	AA-	A1	22,545	—
Total (2)				$180,172	$46,364

(1)	No rating is available, because the fund is not rated.
(2)

Amounts represent prepaid reinsurance premiums reinsurance receivables, net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statements of Income for the periods presented (in thousands):

	For the Year Ended December 31, 2017
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$1,055,886	$999,198	$779,122
Ceded	(318,826)	(310,405)	(428,694)
Net	$737,060	$688,793	$350,428

	For the Year Ended December 31, 2016
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$954,617	$921,227	$303,036
Ceded	(298,523)	(288,811)	(1,807)
Net	$656,094	$632,416	$301,229

	For the Year Ended December 31, 2015
			Losses and Loss
	Premiums	Premiums	Adjustment
	Written	Earned	Expenses
Direct	$883,409	$836,792	$214,491
Ceded	(256,961)	(332,793)	(26,752)
Net	$626,448	$503,999	$187,739

The following prepaid reinsurance premiums (payable) and reinsurance recoverable and receivable are reflected in the Consolidated Balance Sheets as of the dates presented (in thousands):

	As of December 31,
	2017	2016
Prepaid reinsurance premiums	$132,806	$124,385

Reinsurance recoverable on unpaid losses and LAE	$182,405	$106
Reinsurance recoverable (payable) on paid losses	—	(1,532)
Reinsurance receivable, net	—	186
Reinsurance recoverable (payable) and receivable	$182,405	$(1,240)

NOTE 5 – INSURANCE OPERATIONS

Deferred Policy Acquisition Costs, net

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance and reinsurance policies.

The following table presents the beginning and ending balances and the changes in DPAC, net of DRCC, for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
DPAC, beginning of year	$64,912	$60,019	$54,603
Capitalized Costs	144,849	130,243	116,954
Amortization of DPAC	(136,702)	(125,350)	(111,538)
DPAC, end of year	$73,059	$64,912	$60,019

DRCC, beginning of year	$—	$—	$28,943
Ceding Commissions Written	—	—	(5,276)
Earned Ceding Commissions	—	—	(23,667)
DRCC, end of year	$—	$—	$—

DPAC (DRCC), net, beginning of year	$64,912	$60,019	$25,660
Capitalized Costs, net	144,849	130,243	122,230
Amortization of DPAC (DRCC), net	(136,702)	(125,350)	(87,871)
DPAC (DRCC), net, end of year	$73,059	$64,912	$60,019

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the FLOIR. UPCIC also is subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer its principal regulatory authority is the FLOIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of the Florida (“UVECF”), without prior regulatory approval is limited by the provisions of Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2017, UPCIC has the capacity to pay ordinary dividends of $36.2 million during 2018. APPCIC does not meet the earning’s or surplus regulatory requirements to pay ordinary dividends during 2018. For the year ended December 31, 2017, UPCIC paid dividends of $30.0 million to UVECF. No dividends were paid from APPCIC to UVECF for the year ended December 31, 2017.

The Florida Insurance Code requires insurance companies to maintain capitalization equivalent to the greater of ten percent of the insurer’s total liabilities but not less than $10.0 million. The following table presents the amount of capital and surplus calculated in accordance with statutory accounting principles, which differ from U.S. GAAP, and an amount representing ten percent of total liabilities for both UPCIC and APPCIC as of the dates presented (in thousands):

	As of December 31,
	2017	2016
Ten percent of total liabilities
UPCIC	$72,633	$57,560
APPCIC	$572	$464
Statutory capital and surplus
UPCIC	$307,686	$313,753
APPCIC	$16,633	$17,280

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of December 31, 2017. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates. Combined net income for UPCIC and APPCIC, as determined in accordance with statutory accounting practices is $35.6 million, $58.2 million and $53.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Through UVECF, the Insurance Entities’ parent company, UVE made capital contributions for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016*	2015
Capital Contributions	$—	$2,000	$—

*UVECF made this contribution to APPCIC’s capital in conjunction with APPCIC’s request for FLOIR approval to transact commercial residential insurance products in Florida. The FLOIR granted APPCIC’s request.

UPCIC and APPCIC are required annually to comply with the NAIC risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of December 31, 2017, based on calculations using the appropriate NAIC RBC formula, UPCIC’s and APPCIC’s reported total adjusted capital was in excess of the requirements.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	As of December 31,
	2017	2016
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,910	$3,952

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the dates presented (in thousands):

	As of December 31,
	2017	2016
Land	$4,489	$4,489
Building	17,644	17,633
Computers	5,589	5,577
Furniture	1,637	1,381
Automobiles and other vehicles	6,857	5,523
Software	2,646	2,035
Total	38,862	36,638
Less: Accumulated depreciation	(10,829)	(8,527)
Net of accumulated deprecation	28,033	28,111
Construction in progress	4,833	4,051
Property and equipment, net	$32,866	$32,162

Depreciation and amortization was $3.9 million, $3.1 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table provides realized gains (losses) on the disposal of property and equipment during the periods presented (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Realized gain (loss) on disposal	$(35)	$(31)	$(26)

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following as of the dates presented (in thousands):

	As of December 31,
	2017	2016
Surplus note	$12,868	$14,338
Promissory note	—	690
Total	$12,868	$15,028

Surplus Note

On November 9, 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index. The carrying amount of the surplus note is included in the statutory capital and surplus of UPCIC of approximately $12.9 million as of December 31, 2017.

The effective interest rate paid on the surplus note was 2.31%, 1.88% and 2.21% for years ended December 31, 2017, 2016 and 2015, respectively. Any payment of principal or interest by UPCIC on the surplus note must be approved by the Commissioner of the OIR. Quarterly principal payments of $368 thousand are due through 2026. Aggregate principal payments of $1.5 million were made during each of the years ended December 31, 2017, 2016 and 2015.

UPCIC is in compliance with each of the loan’s covenants as implemented by rules promulgated by the SBA. An event of default will occur under the surplus note, as amended, if UPCIC: (i) defaults in the payment of the surplus note; (ii) fails to submit quarterly filings to the FLOIR; (iii) fails to maintain at least $50 million of surplus during the term of the surplus note, except for certain situations; (iv) misuses proceeds of the surplus note; (v) makes any misrepresentations in the application for the program; (vi) pays any dividend when principal or interest payments are past due under the surplus note; or (vii) fails to maintain a level of surplus and reinsurance sufficient to cover in excess of UPCIC’s 1-in-100 year probable maximum loss as determined by a hurricane loss model accepted by the Florida Commission on Hurricane Loss Projection Methodology as certified by the FLOIR annually. To avoid a penalty rate, UPCIC must maintain either a ratio of net written premium to surplus of 2:1 or a ratio of gross written premiums to surplus of 6:1 according to a calculation method set forth in the surplus note. As of December 31, 2017, UPCIC’s net written premium to surplus ratio and gross written premium to surplus ratio were in excess of the required minimums and, therefore, UPCIC is not subject to increases in interest rates.

Maturities

The following table provides an estimate of principal payments to be made for the amounts due on the surplus note as of December 31, 2017 (in thousands):

2018	$1,471
2019	1,471
2020	1,471
2021	1,471
2022	1,471
Thereafter	5,513
Total	$12,868

Interest Expense

Interest expense was $0.3 million, $0.4 million, and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Cumulative Convertible Preferred Stock

As of December 31, 2017 and 2016, the Company had shares outstanding of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the Company into shares of Common Stock.

The following table provides certain information for the convertible Series A preferred stock as of the dates presented (in thousands, except conversion factor):

	As of December 31,
	2017	2016
Shares issued and outstanding	10	10
Conversion factor	2.50	2.50
Common shares resulting if converted	25	25

The Series A Preferred Stock pays a cumulative dividend of $0.25 per share per quarter. The Company declared and paid aggregate dividends to the holder of record of the Company’s Series A Preferred Stock of $10 thousand for each of the years ended December 31, 2017 and 2016.

Common Stock

The following table summarizes the activity relating to shares of the Company’s Common Stock during the periods presented (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2014	44,769	(9,667)	35,102
Shares repurchased	—	(748)	(748)
Options exercised	751	—	751
Restricted stock grant	615	—	615
Shares acquired through cashless exercise (1)	—	(610)	(610)
Shares cancelled	(610)	610	—
Balance, as of December 31, 2015	45,525	(10,415)	35,110
Shares repurchased	—	(441)	(441)
Shares reissued	—	584	584
Options exercised	124	—	124
Shares acquired through cashless exercise (1)	—	(325)	(325)
Shares cancelled	(325)	325	—
Balance, as of December 31, 2016	45,324	(10,272)	35,052
Shares repurchased	—	(771)	(771)
Vesting of performance share units	115	—	115
Shares reissued	—	—	—
Options exercised	804	—	804
Common stock issued	26	—	26
Shares acquired through cashless exercise (1)	—	(491)	(491)
Shares cancelled	(491)	491	—
Balance, as of December 31, 2017	45,778	(11,043)	34,735

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or performance share units or restricted stock (as defined in “—Note 9 (Share-Based Compensation)”) vested. These shares have been cancelled by the Company.

In April 2016, the Company sold 583,771 shares of UVE common stock in a private placement to RenRe Ventures at a price of $17.13 per share for total consideration of $10 million, which was comprised of $2.965 million in cash and $7.035 million in cancellation of outstanding indebtedness, including accrued interest.

In June 2016, UVE announced that its Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18 up to $20 million of its outstanding shares of common stock through December 31, 2017. UVE repurchased 861,296 shares, at an aggregate price of approximately $20.0 million, pursuant to such repurchase program through December 31, 2017.

In September 2017, the Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18, up to $20 million of its outstanding shares of common stock through December 31, 2018. UVE repurchased 8,192 shares, at an aggregate price of approximately $0.2 million, pursuant to such repurchase program through December 31, 2017.

During the year ended December 31, 2017, UVE repurchased an aggregate of 770,559 shares of its common stock in the open market in compliance with Exchange Act Rule 10b-18 at a total cost of $18.1 million.

Dividends Declared

The Company declared dividends on its outstanding shares of common stock to its shareholders of record as follows for the periods presented (in thousands, except per share amounts):

	For the Years Ended December 31,
	2017		2016		2015
	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	Amount	Amount	Amount	Amount	Amount	Amount
First Quarter	$0.14	$4,932	$0.14	$4,915	$0.12	$4,237
Second Quarter	$0.14	$4,887	$0.14	$4,913	$0.12	$4,283
Third Quarter	$0.14	$4,830	$0.14	4,903	$0.12	$4,275
Fourth Quarter	$0.27	9,392	$0.27	9,461	$0.27	$9,492

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

Restrictions limiting the payment of dividends by UVE

UVE pays dividends to shareholders, which are funded by earnings on investments and distributions from the earnings of its consolidated subsidiaries. Generally, other than as disclosed above and in “—Note 7 (Long-Term Debt),” there are no restrictions for UVE limiting the payment of dividends. However, UVE’s ability to pay dividends to shareholders may be affected by restrictions on the ability of the Insurance Entities to pay dividends to UVE through UVECF. See “—Note 5 (Insurance Operations),” for a discussion of these restrictions. There are no such restrictions for UVE’s non-insurance consolidated subsidiaries. Notwithstanding the restriction on the net assets of the Insurance Entities, UVE received distributions from the earnings of its non-insurance consolidated subsidiaries of $122.2 million, $46.9 million and $58.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2016, UVE made a capital contribution of $2.0 million to APPCIC, in conjunction with APPCIC’s plan to begin writing commercial residential products in Florida. There were no capital contributions by UVE to the Insurance Entities during the years ended December 31, 2017 and 2015. The Company prepares and files a consolidated federal tax return for UVE and its consolidated subsidiaries with all U.S. GAAP tax related entries recorded on the books of UVE.

NOTE 9 – SHARE-BASED COMPENSATION

Equity Compensation Plan

Under the Company’s 2009 Omnibus Incentive Plan, as amended (the “Incentive Plan”), 2,064,493 shares remained reserved for issuance and were available for new awards under the Incentive Plan as of December 31, 2017.

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

The following table provides certain information related to Stock Options and PSUs during the year ended December 31, 2017 (in thousands, except per share data):

	For the Year Ended December 31, 2017
	Stock Options				Performance Share Units
		Weighted				Weighted
		Average		Weighted		Average
		Exercise	Aggregate	Average	Number	Grant Date
	Number of	Price per	Intrinsic	Remaining	of Share	Fair Value
	Options (2)	Share (1)	Value	Term	Units (2)	per Share (1)
Outstanding as of December 31, 2016	3,214	$15.77			173	$23.18
Granted	797	27.20			147	27.20
Forfeited	—	—			n/a	n/a
Exercised	(804)	6.95			n/a	n/a
Vested	n/a	n/a			(115)	23.18
Expired	—	—			n/a	n/a
Outstanding as of December 31, 2017	3,207	$20.82	$20,935	6.18	205	$26.07
Exercisable as of December 31, 2017	1,325	$18.62	$11,570	4.47

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

(2)	All shares outstanding as of December 31, 2017 are expected to vest.
n/a	Not applicable

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Compensation expense:
Stock options	$6,907	$3,641	$1,389
Restricted stock	—	3,433	15,997
Performance share units	3,608	3,214	—
Total	$10,515	$10,288	$17,386
Deferred tax benefits:
Stock options	$2,640	$1,392	$532
Restricted stock	—	1,312	4,816
Performance share units	1,379	1,229	—
Total	$4,019	$3,933	$5,348
Realized tax benefits:
Stock options	$5,831	$724	$5,369
Restricted stock	—	4,326	—
Performance share units	1,264	—	—
Total	$7,095	$5,050	$5,369
Excess tax benefits (shortfall) (1):
Stock options	$5,548	$642	$5,310
Restricted stock	—	(1,796)	—
Performance share units	245	—	—
Total	$5,793	$(1,154)	$5,310
Weighted average fair value per option or share:
Stock option grants	$10.18	$6.01	$6.34
Restricted stock grants	$—	$—	$26.04
Performance share unit grants	$27.20	$23.18	$—
Intrinsic value of options exercised	$15,256	$1,894	$14,734
Fair value of restricted stock vested	$—	$11,319	$17,505
Fair value of performance share units vested	$3,307	$—	$—
Cash received for strike price and tax withholdings	$—	$119	$519
Shares acquired through cashless exercise (2)	491	325	611
Value of shares acquired through cashless exercise (2)	$12,808	$6,238	$15,445

(1)	Excess tax benefits (shortfalls) for the years ended December 31, 2016 and 2015 were recognized in additional paid in capital and within income through December 31, 2017.
(2)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised, Restricted Stock vested or PSUs vested. These shares have been canceled by the Company.

The following table provides the amount of unrecognized compensation expense as of the most recent balance sheet date and the weighted average period over which those expenses will be recorded for both Stock Options and PSUs (dollars in thousands):

	As of December 31, 2017
	Stock	Performance
	Options	Share Units
Unrecognized expense	$9,064	$1,176
Weighted average remaining years	1.69	1.31

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

The following table provides the assumptions utilized in the Black-Scholes model for Stock Options granted during the periods presented:

	Years Ended December 31,
	2017	2016	2015
Weighted-average risk-free interest rate	1.94%	1.40%	0.54%
Expected term of option in years	5.84	5.44	3.38
Weighted-average volatility	45.1%	45.2%	44.3%
Dividend yield	2.0%	3.4%	3.4%
Weighted average grant date fair value per share	$10.18	$6.01	$6.34

Restricted Stock Grants

Restricted Stock grants are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements and or to provide to those employees with a continued incentive to share in the success of the Company. Restricted Stock generally vests over a three year service period commencing on the grant date.

Performance Share Units

PSUs are awarded to certain employees in consideration for services rendered pursuant to terms of employment agreements and provide those employees with a continued incentive to share in the success of the Company. Each performance share unit has a value equal to one share of common stock and generally vests over a three year service period commencing on the grant date.

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

The plan titled the “Universal Property & Casualty 401(K) Profit Sharing Plan and Trust” (the “401(k) Plan”) is a defined contribution plan that allows employees to defer compensation through contributions to the 401(k) Plan. The contributions are invested on the employees’ behalf, and the benefits paid to employees are based on contributions and any earnings or loss. The 401(k) Plan includes a Company contribution of 100 percent of each eligible participant’s contribution that does not exceed five percent of their compensation during the 401(k) Plan year. The Company may make additional profit-sharing contributions. However, no additional profit-sharing contribution was made during the years ended December 31, 2017, 2016 and 2015.
The Company accrued for aggregate contributions of approximately $1.6 million, $1.2 million and $1.0 million to the 401(k) Plan during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table provides payments made by the Company to related parties for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
SPC Global RE Advisors LLC	$—	$—	$90

There were no amounts due to SPC Global RE Advisors LLC as of December 31, 2015. Payments due to SPC Global RE Advisors LLC were generally made in the month the services were provided.

NOTE 12 – INCOME TAXES

Significant components of the income tax provision are as follows for the periods presented (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$53,962	$50,645	$61,830
State and local	8,278	8,105	7,402
Total current expense (benefit)	62,240	58,750	69,232
Deferred:
Federal	851	4,106	(775)
State and local	458	617	82
Total deferred expense (benefit)	1,309	4,723	(693)
Income tax expense	$63,549	$63,473	$68,539

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	For the Years Ended December 31,
	2017	2016	2015
Expected provision at federal statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
State income tax, net of federal tax benefit	3.2%	3.2%	3.4%
Effect of change in tax rate	2.8%	—	0.1%
Disallowed meals & entertainment	0.4%	0.3%	0.2%
Disallowed compensation	0.4%	0.4%	1.1%
Excess tax benefit	(3.4%)	—	—
Other, net	(1.1%)	0.1%	(0.6%)
Total income tax expense (benefit)	37.3%	39.0%	39.2%

During the year ended December 31, 2017, the Company’s excess income tax benefit of $5.8 million was reflected as an income tax benefit in the consolidated statements of income as a component of the provision for income taxes as a result of the adoption of the accounting guidance for share-based payment transactions. See “–Note 2 (Significant Accounting Policies – Recently Adopted Accounting Pronouncements)” for more information.

Recent changes in federal tax law and applicable statutory rates have affected the Company’s balances of deferred income tax assets and liabilities. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Under US GAAP, the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. The effect of the change in tax law resulted in a reduction to the Company’s net deferred income tax assets of $4.7 million and a corresponding offset to income tax expense in the consolidated statement of income for the year ended December 31, 2017.

In addition, during the year ended December 31, 2017, the Company recorded another discrete item as a credit to income tax expense of $1.2 million resulting from anticipated recoveries of income taxes paid for the 2014-2015 tax years.

Additional factors giving rise to the differences in the Company’s effective tax rate, when compared to statutory rates in the current and prior years, include non-deductible executive compensation, tax-exempt interest income, and the current expansion outside of Florida into non-income taxing state jurisdictions.

The Company accounts for income taxes using a balance sheet approach. As of December 31, 2017 and 2016, the significant components of the Company’s deferred income taxes consisted of the following (in thousands):

	As of December 31,
	2017	2016
Deferred income tax assets:
Unearned premiums	$19,916	$26,861
Advanced premiums	1,275	1,314
Unpaid losses and LAE	385	374
Share-based compensation	3,894	3,256
Accrued wages	288	297
Allowance for uncollectible receivables	224	284
Additional tax basis of securities	33	51
Capital loss carryforwards	822	759
Other comprehensive income	2,544	3,982
Other	84	131
Total deferred income tax assets	29,465	37,309
Valuation allowance	(523)	(133)
Deferred income tax assets, net of valuation allowance	28,942	37,176
Deferred income tax liabilities:
Deferred policy acquisition costs, net	(18,205)	(24,812)
Prepaid expenses	(435)	(504)
Fixed assets	(881)	(880)
Other	(135)	(306)
Total deferred income tax liabilities	(19,656)	(26,502)
Net deferred income tax asset	$9,286	$10,674

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred income tax assets when it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income and capital gain from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies.

Management believes that it is more likely than not that a portion of the benefit relating to the state capital loss carryforward will not be realized. In recognition of this risk, the Company has provided an additional valuation allowance during 2017 of $297 thousand on the balance of the deferred income tax asset as of December 31, 2017. If management’s assumptions change and determine the Company will be able to realize these capital loss carryforwards, the income tax benefits related to any reversal of the valuation allowance on deferred income tax assets as of December 31, 2017, will be accounted for as a future reduction in income tax expense.

The Company has adopted Accounting for Uncertainty in Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 provides a threshold for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. The Company’s policy is to classify interest and penalties related to unrecognized tax positions, if any, in its provision for income taxes. As of December 31, 2017 and 2016, the Company determined that no uncertain tax liabilities are required.

The Company filed a consolidated federal income tax return for the tax years ended December 31, 2016, 2015 and 2014 and intends to file the same for the tax year ended December 31, 2017. The tax allocation agreement between the Company and the Insurance Entities provide that they will incur income taxes based on a computation of taxes as if they were stand-alone taxpayers. The computations are made utilizing the financial statements of the Insurance Entities prepared on a statutory basis of accounting and prior to consolidating entries which include the conversion of certain balances and transactions of the statutory financial statements to a U.S. GAAP basis.

The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2014 through 2016 tax years are subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdiction. In February 2018, the Company received notification from the Internal Revenue Service for an examination of the 2015 tax return.

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from exercises of stock options, vesting of performance share units, vesting of restricted stock, and conversion of preferred stock.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015
Numerator for EPS:
Net income	$106,935	$99,410	$106,484
Less: Preferred stock dividends	(10)	(10)	(10)
Income available to common stockholders	$106,925	$99,400	$106,474
Denominator for EPS:
Weighted average common shares outstanding	34,841	34,919	34,799
Plus: Assumed conversion of share-based compensation (1)	943	706	1,056
Assumed conversion of preferred stock	25	25	29
Weighted average diluted common shares outstanding	35,809	35,650	35,884
Basic earnings per common share	$3.07	$2.85	$3.06
Diluted earnings per common share	$2.99	$2.79	$2.97
Weighted average number of antidilutive shares	1,504	1,583	311

(1)	Represents the dilutive effect of unexercised Stock Options, unvested Performance Share Units, and unvested Restricted Stock.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods presented (in thousands):

	Years Ended December 31,
	2017			2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on investments available for sale arising during the period	$2,773	1,058	$1,715	$(1,594)	(609)	$(985)	$(2,480)	$(963)	$(1,517)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(2,570)	(982)	(1,588)	(2,294)	(877)	(1,417)	(1,060)	(406)	(654)
Net current period other comprehensive income (loss)	$203	$76	$127	$(3,888)	$(1,486)	$(2,402)	$(3,540)	$(1,369)	$(2,171)

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amounts Reclassified from
	Accumulated Other
	Comprehensive Income
Details about Accumulated Other	Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2017	2016	2015	Where Net Income is Presented
Unrealized gains (losses) on investments available for sale
	$2,570	$2,294	$1,060	Net realized gains (losses) on investments
	(982)	(877)	(406)	Income taxes, current
	$1,588	$1,417	$654	Net of tax

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

Other: Comprise investment securities subject to re-measurement with original maturities beyond one year. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$59,604	$—	$59,604
Corporate bonds	—	227,504	—	227,504
Mortgage-backed and asset-backed securities	—	219,452	—	219,452
Municipal bonds	—	120,295	—	120,295
Redeemable preferred stock	—	12,479	—	12,479
Equity securities:
Common stock	18,811	—	—	18,811
Mutual funds	43,404	—	—	43,404
Short-term investments	—	10,000	—	10,000
Total assets accounted for at fair value	$62,215	$649,334	$—	$711,549

	Fair Value Measurements
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government obligations and agencies	$—	$74,267	$—	$74,267
Corporate bonds	—	191,430	—	191,430
Mortgage-backed and asset-backed securities	—	214,776	—	214,776
Municipal bonds	—	91,197	—	91,197
Redeemable preferred stock	—	12,691	—	12,691
Equity securities:
Common stock	93	—	—	93
Mutual funds	50,710	—	—	50,710
Short-term investments	—	5,002	—	5,002
Total assets accounted for at fair value	$50,803	$589,363	$—	$640,166

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	As of December 31,
	2017		2016
		(Level 3)		(Level 3)
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Liabilities (debt):
Surplus note	$12,868	$11,630	$14,338	$13,282
Promissory note	$—	$—	$690	$690

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

The fair value of the promissory note was not materially different than its carrying value.

NOTE 17 – LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Set forth in the following tables is information about unpaid losses and loss adjustment expenses as of December 31, 2017, net of reinsurance and estimated subrogation, as well as cumulative claim counts and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the liability for unpaid losses and LAE (in thousands).

The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, although management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The reserve for losses and loss adjustment expenses is reported net of receivables for salvage and subrogation of approximately $85 million and $76 million at December 31, 2017 and 2016, respectively.

The information about unpaid losses and loss adjustment expenses for the years ended December 31, 2013 to 2015, is presented as supplementary information and is unaudited.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance							As of December 31, 2017
							Total of Incurred-
							but-Not-Reported
For the Years Ended December 31,							Liabilities Plus
Accident Year		2013*	2014*	2015*	2016	2017	Expected Development (Redundancy) on Reported Claims	Cumulative Number of Reported Claims
2013	*	$100,111	$96,993	$96,012	$88,493	$91,065	$(4,704)	20,440
2014	*		111,739	118,289	112,251	112,278	(10,886)	22,420
2015	*			170,381	187,431	194,600	(15,635)	26,703
2016					269,814	286,252	(17,785)	39,885
2017						303,944	49,600	93,080
					Total	$988,139
*UNAUDITED

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year		2013*	2014*	2015*	2016	2017
2013	*	$61,117	$88,843	$93,489	$95,059	$95,383
2014	*		69,703	112,059	119,798	122,579
2015	*			115,328	191,481	208,592
2016					204,122	297,374
2017						205,200
					Total	$929,128

		All outstanding liabilities before 2013, net of reinsurance*				(3,469)

Liabilities for claims and claim adjustment expenses, net of reinsurance						$55,542
*UNAUDITED

Set forth is the following reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and LAE in the consolidated Balance Sheet as of December 31, 2017 (in thousands):

December 31, 2017
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$55,542
Reinsurance recoverable on unpaid claims	182,405
Unallocated claims adjustment expenses and other	10,478
Total gross liability for unpaid claims and claim adjustment expense	$248,425

Set forth is the supplementary information about average historical claims duration as of December 31, 2017:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
	51.0%	17.7%	11.2%	9.1%	6.6%

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$58,494	$98,840	$134,353
Less: Reinsurance recoverable	(106)	(13,540)	(47,350)
Net balance at beginning of period	58,388	85,300	87,003

Incurred (recovered) related to:
Current year	322,929	305,919	188,040
Prior years	27,499	(4,690)	(301)
Total incurred	350,428	301,229	187,739

Paid related to:
Current year	215,274	229,761	123,952
Prior years	127,522	98,380	65,490
Total paid	342,796	328,141	189,442

Net balance at end of period	66,020	58,388	85,300
Plus: Reinsurance recoverable	182,405	106	13,540
Balance at end of year	$248,425	$58,494	$98,840

As a result of changes in estimates of insured events in prior years, the loss and loss adjustment expense increased by $27.5 million in 2017. During 2017 the liability for unpaid losses and loss adjustment expenses increased by $189.9 million from $58.5 million as of December 31, 2016 to $248.4 million as of December 31, 2017. This increase was primarily a result of Hurricane Irma, for which the Company has reinsurance recoverable of $182.4 million. Other factors leading to the increase include the increase in our underlying exposure due to increased writings in Florida and other states, as well as prior year adverse development reserve of $27.5 million, primarily driven by assignment of benefits (“AOB”) related claims within our Florida book, including the increased litigation frequency experienced during 2017 surrounding the AOB issue. Total reserve re-estimates conducted in 2016 and 2015, resulted in favorable development of $4.7 million in 2016, and $0.3 million in 2015. The favorable development in 2016 was principally the result of increases in estimated subrogation recoveries.

Basis for estimating liabilities for unpaid claims and claim adjustment expenses

The Company establishes a liability to provide for the estimated unpaid portion of the costs of paying losses LAE under insurance policies the Insurance Entities have issued. Predominately all of the Company’s claims relate to the Company’s core product, homeowners insurance and the various policy forms in which it is available. The liability for unpaid losses and LAE consists of the following:

•	Case reserves, which are the reserves established by the claims examiner on reported claims.
•

Incurred but not reported (“IBNR”), which are anticipated losses expected to be reported to the company and development of reported claims, including anticipated recoveries from either subrogation or ceded reinsurance.

•	LAE, which are the estimated expenses associated with the settlement of case reserves and IBNR.

Underwriting results are significantly influenced by the Company’s practices in establishing its estimated liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to ultimately settle all current and future claims and LAE on claims occurring during the policy coverage period each year as of the financial statement date.

Characteristics of Reserves

The liability for unpaid losses and LAE, also known as reserves, are established based on estimates of the ultimate future amounts needed to settle claims, either known or unknown, less losses that have been paid to date. Claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. The Company’s claim settlement data suggests that insurance claims have an average settlement time of less than one year.

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

Reserves for losses and LAE are determined in three primary sectors. These sectors are (1) the estimation of reserves for Florida non-catastrophe losses, (2) hurricane losses, and (3) non-Florida non-catastrophe losses and any other losses. Evaluations are performed for gross loss, LAE and subrogation separately, and on a net and direct basis for each sector. The analyses for non-catastrophe losses are further separated into data groupings of like exposure or type of loss. These groups are property damage on homeowner policy forms HO-3 and HO-8 combined, property damage on homeowner policy forms HO-4 and HO-6 combined, property damage on dwelling fire policies, sinkhole claims, and water damage claims. Although these sectors are aggregated into the single tables noted above, analyses are performed in these three sectors, due to the analogous nature of the product and similar claim settlement traits.

As claims are reported, the claims department establishes an estimate of the liability for each individual claim called case reserves. For certain liability claims of sufficient size and complexity, the field adjusting staff establishes case reserve estimates of ultimate cost, based on their assessment of facts and circumstances related to each individual claim. Opportunities for subrogation are also identified for further analysis and collection. For other claims which occur in large volumes and settle in a relatively short time frame, it is not practical or efficient to set case reserves for each claim, and an initial case reserve of $2,500 is set for these claims. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

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

A fourth method, called the counts and averages method, is utilized for estimates of loss, subrogation and LAE for each Florida sector. In this method, an estimate of unpaid losses or expenses is determined by separately projecting ultimate reported claim counts and ultimate claim severities (cost or recoveries per claim) on open and unreported claims for each accident period. Typically, chain ladder development methods are used to project ultimate claim counts and claim severities based on historical data using the same methodology described in the paid and reported development methods above. Estimated ultimate losses are then calculated as the product of the two items. This method is intended to avoid data distortions that may exist with the other methods for the most recent years as a result of changes in case reserve levels, settlement rates and claims handling fees. In addition, it may provide insight into the drivers of loss experience. For example, this method is utilized for sinkhole losses due to unique settlement patterns that have emerged since the passage of legislation that codified claim settlement practices with respect to sinkhole related claims and subsequent policy form changes we implemented. The method is also utilized to evaluate segments impacted by the implementation of our Fast Track Initiative, which is an initiative to settle claims on an accelerated basis. These claims are expected to be reported and settled at different rates and ultimate values than historically observed, requiring a departure from traditional development methodologies.

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

Claim frequency

The methodology used to determine claim counts is based first around the event and then based on coverage. One event could have one or more claims based on the policy coverage, for example an event could have a claim for the first party coverage and a claim for third party liability regardless of the number of third party claimants. If multiple third-party liability claims are reported together they would be counted as one claim.

NOTE 18 – QUARTERLY RESULTS FOR 2017 AND 2016 (UNAUDITED)

The following table provides a summary of quarterly results for the periods presented (in thousands except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the Year Ended December 31, 2017
Premiums earned, net	$161,559	$169,009	$174,517	$183,708
Investment income	2,704	3,223	3,085	4,448
Total revenues	174,874	185,487	190,243	201,312
Total expenses	127,503	137,564	173,644	142,721
Net income	31,199	29,376	9,964	36,396
Basic earnings per share	$0.89	$0.84	$0.29	$1.05
Diluted earnings per share	$0.86	$0.82	$0.28	$1.03

For the Year Ended December 31, 2016
Premiums earned, net	$152,448	$156,461	$159,534	$163,973
Investment income	1,605	2,142	2,304	3,489
Total revenues	164,446	169,802	172,436	178,605
Total expenses	123,347	114,908	128,273	155,878
Net income	25,226	33,647	26,882	13,655
Basic earnings per share	$0.73	$0.96	$0.77	$0.39
Diluted earnings per share	$0.71	$0.94	$0.75	$0.38

Total revenues in the fourth quarter of 2017 exceeded 2016 principally driven by increased policy and premium counts year over year driven by organic growth in, and outside of Florida. The fourth quarter included a benefit within loss and LAE from Hurricane Irma due to reinsurance recoveries recognized during the quarter from our Other States Reinsurance Program, as well as additional income generated by our service company subsidiaries following Hurricane Irma. These benefits were largely offset by unfavorable reserve development for both current and prior accident years. The fourth quarter of 2016 was impacted by severe weather event losses of $26.6 million as a result of Hurricane Matthew. Net income for the fourth quarter of 2017 increased 166.5%, or $22.7 million, to $36.4 million, compared to net income of $13.7 million in the fourth quarter of 2016.

NOTE 19 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2017.

On January 22, 2018, the Company declared a dividend of $0.14 per share on its outstanding common stock payable on March 12, 2018, to shareholders of record on February 28, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment under the framework in 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Plante & Moran, PLLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Form 10-K has issued their attestation report on the Company’s internal control over financial reporting is presented above at “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and which is incorporated herein by reference (the “2018 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding Executive Compensation, reference is made to such disclosure in the 2018 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to such disclosure in the 2018 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding Certain Relationships and Related Transactions, and Director Independence, reference is made to such disclosure in the 2018 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding Principal Accountant Fees and Services, reference is made to such disclosure in the 2018 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm thereon are filed with this report at Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

ITEM 16.	FORM 10-K SUMMARY

None.

(3)	Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended (14)

3.2	Registrant’s Amended and Restated Bylaws (9)

4.1	Form of Common Stock Certificate (3)

10.1	The Universal Insurance Holdings, Inc. Second Amended and Restated 2009 Omnibus Incentive Plan (4)

10.2	Non-qualified Stock Option Agreement dated November 12, 2013, by and between Company and Sean P. Downes (11)

10.3	Director Services Agreement, dated July 12, 2007, by and between the Company and Ozzie A. Schindler (1)

10.4	Director Services Agreement, dated July 12, 2007, by and between the Company and Joel M. Wilentz (1)

10.5	Non-qualified Stock Option Agreement dated June 15, 2015, by and between Company and Sean P. Downes (11)

10.6	Non-qualified Stock Option Agreements dated February 29, 2016, by and between Company and Sean P. Downes (12)

10.7	Form of Indemnification Agreement (5)

10.8	Employment Agreement, dated January 12, 2016, by and between the Company and Sean P. Downes (10)

10.9	Director Services Agreement, dated June 6, 2013, by and between the Company and Scott P. Callahan (6)

10.10	Director Services Agreement, dated June 6, 2013, by and between the Company and Darryl L. Lewis (6)

10.11	Amendment to Second Amended and Restated 2009 Omnibus Incentive Plan (7)

10.12	Florida Insurance Capital Build-Up Incentive Program Surplus Note (“Surplus Note”) between the Company and the State Board of Administration of Florida (2)

10.13	Addendum No. 1 to the Surplus Note between the Company and the State Board of Administration (2)

10.14	Multiple Line Quota Share Reinsurance Contract between the Company and Everest Reinsurance Company (2)

10.15	Director Services Agreement, dated June 5, 2014, by and between the Company and Ralph J. Palmieri (8)

10.16	Director Services Agreement, dated June 5, 2014, by and between the Company and Richard D. Peterson (8)

10.17	Performance Share Unit Agreement dated January 1, 2016, by and between the Company and Sean P. Downes (12)

10.18	Performance Share Unit Agreement dated January 1, 2016, by and between the Company and Jon W. Springer (12)

14	Code of Business Conduct and Ethics (13)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

-----------

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 10, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 10, 2009.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 26, 2012.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file with on June 14, 2012.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, file on November 15, 2012.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 6, 2013.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-189122) deemed effective on June 6, 2013.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 6, 2014.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 19, 2017.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 19, 2016.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2013.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 19, 2016.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 24, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Dated: February 23, 2018	By:	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

	By:	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean P. Downes	Chief Executive Officer and Director (Principal	February 23, 2018
Sean P. Downes	Executive Officer)

/s/ Jon W. Springer	President, Chief Risk Officer and Director	February 23, 2018
Jon W. Springer

/s/ Frank C. Wilcox	Chief Financial Officer (Principal Accounting Officer)	February 23, 2018
Frank C. Wilcox

/s/ Kimberly D. Cooper	Chief Information Officer, Chief Administrative Officer and	February 23, 2018
Kimberly D. Cooper	Director

/s/ Scott P. Callahan	Director	February 23, 2018
Scott P. Callahan

/s/ Darryl L. Lewis	Director	February 23, 2018
Darryl L. Lewis

/s/ Ralph J. Palmieri	Director	February 23, 2018
Ralph J. Palmieri

/s/ Richard D. Peterson	Director	February 23, 2018
Richard D. Peterson

/s/ Michael A. Pietrangelo	Director	February 23, 2018
Michael A. Pietrangelo

/s/ Ozzie A. Schindler	Director	February 23, 2018
Ozzie A. Schindler

/s/ Joel M. Wilentz	Director	February 23, 2018
Joel M. Wilentz

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Universal Insurance Holdings, Inc. had no long-term obligations, guarantees or material contingencies as of December 31, 2017 and 2016. The following summarizes the major categories of the parent company’s financial statements (in thousands, except per share data):

CONDENSED BALANCE SHEETS

	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$67,509	$3,951
Investments in subsidiaries and undistributed earnings	359,847	362,759
Fixed maturities, at fair value	3,111	3,003
Equity maturities, at fair value	5,238	625
Income taxes recoverable	9,472	3,262
Deferred income taxes	9,286	10,674
Other assets	431	1,003
Total assets	$454,894	$385,277
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$4	$50
Dividends payable	40	—
Other accrued expenses	14,862	14,037
Total liabilities	14,906	14,087

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference - $9.99 and $9.99 per share
Common stock, $.01 par value	458	453
Authorized shares - 55,000
Issued shares - 45,778 and 45,324
Outstanding shares - 34,735 and 35,052
Treasury shares, at cost - 11,043 and 10,272	(105,123)	(86,982)
Additional paid-in capital	86,186	82,263
Accumulated other comprehensive income (loss), net of taxes	(6,281)	(6,408)
Retained earnings	464,748	381,864
Total stockholders' equity	439,988	371,190
Total liabilities and stockholders' equity	$454,894	$385,277

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2017	2016	2015
REVENUES
Net investment income (expense)	$259	$(35)	$22
Net realized gains (losses) on investments	255	667	66
Management fee	151	138	140
Other revenue	12	80	—
Total revenues	677	850	228
OPERATING COSTS AND EXPENSES
General and administrative expenses	30,819	35,342	48,056
Total operating cost and expenses	30,819	35,342	48,056
LOSS BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(30,142)	(34,492)	(47,828)
Benefit from income taxes	(18,296)	(12,055)	(17,495)
LOSS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES	(11,846)	(22,437)	(30,333)
Equity in net income of subsidiaries	118,781	121,847	136,817
CONSOLIDATED NET INCOME	$106,935	$99,410	$106,484

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net Income	$106,935	$99,410	$106,484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(118,781)	(121,847)	(136,817)
Distribution of income from subsidiaries	122,156	46,914	58,224
Depreciation	3	2	4
Amortization of share-based compensation	10,515	10,288	17,386
Amortization of original issue discount on debt	10	149	521
Accretion of deferred credit	—	(149)	(521)
Net realized (gains) losses on investments	(255)	(667)	(66)
Deferred income taxes	1,309	4,724	(693)
Excess tax benefits from share-based compensation	(5,793)	1,154	(5,310)
Issuance of common stock	634	—	—
Net changes in assets and liabilities relating to operating activities:
Income taxes recoverable	(417)	1,004	255
Income taxes payable	—	—	3,510
Other operating assets and liabilities	574	(596)	(1,338)
Other liabilities and accrued expenses	778	(2,896)	—
Net cash provided by (used in) operating activities	117,668	37,490	41,639
Cash flows from investing activities:
Purchases of equity securities, available for sale	(4,990)	(2,037)	(1,442)
Purchase of fixed maturities, available for sale	(3,000)	(3,000)	—
Proceeds from sales of equity securities, available for sale	3,255	2,456	1,481
Proceeds from sales of fixed maturities, available for sale	—	3,229	—
Net cash provided by (used in) investing activities	(4,735)	648	39
Cash flows from financing activities:
Repayment of debt	—	—	(7,000)
Preferred stock dividend	(10)	(10)	(10)
Common stock dividend	(24,001)	(24,192)	(22,287)
Issuance of common stock for stock option exercises	—	119	511
Purchase of treasury stock	(18,141)	(8,510)	(18,649)
Sale of treasury stock	—	2,965	—
Purchase of preferred stock	—	—	(256)
Payments related to tax withholding for share-based compensation	(7,223)	(5,451)	(12,141)
Excess tax benefits (shortfall) from share-based compensation	—	(1,154)	5,310
Net cash provided by (used in) financing activities	(49,375)	(36,233)	(54,522)
Net increase (decrease) in cash and cash equivalents	63,558	1,905	(12,844)
Cash and cash equivalents at beginning of period	3,951	2,046	14,890
Cash and cash equivalents at end of period	$67,509	$3,951	$2,046

See accompanying notes to condensed financial statements

NOTE 1 – GENERAL

The financial statements of the Registrant should be read in conjunction with the consolidated financial statements in “Item 8.”

Nature of Operations and Basis of Presentation

Universal Insurance Holdings, Inc. (the “Company”) is a Delaware corporation incorporated in 1990. The Company is an insurance holding company whose wholly-owned subsidiaries perform all aspects of insurance underwriting, distribution and claims. Through its wholly-owned subsidiaries, including Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), the Company is principally engaged in the property and casualty insurance business offered primarily through a network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements.

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

Dividends received from Subsidiaries

During the year ended December 31, 2017, UPCIC paid dividends of $30.0 million to Universal Insurance Holdings, Inc. No dividends were paid from APPCIC to Universal Insurance Holdings, Inc. for the year ended December 31, 2017. There were no dividends paid by UPCIC and APPCIC to Universal Insurance Holdings, Inc. during the years ended December 31, 2016 and 2015.

Capitalization of Subsidiaries

During the year ended December 31, 2016, Universal Insurance Holdings, Inc. made a capital contribution of $2.0 million to APPCIC, in conjunction with APPCIC’s plan to begin writing commercial residential products in Florida. There were no capital contributions by Universal Insurance Holdings, Inc. to APPCIC during the years ended December 31, 2017 and 2015.

NOTE 2 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2017.

On January 22, 2018, the Company declared a dividend of $0.14 per share on its outstanding common stock payable on March 12, 2018, to shareholders of record on February 28, 2018.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented (in thousands):

		Additions
			Charges to
	Beginning	Charges to	Other		Ending
	Balance	Earnings	Accounts	Deductions	Balance
Description
Year Ended December 31, 2017:
Allowance for doubtful accounts	$527	505	—	352	$680
Year Ended December 31, 2016:
Allowance for doubtful accounts	$344	397	—	214	$527
Year Ended December 31, 2015:
Allowance for doubtful accounts	$357	395	—	408	$344

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY

AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of
	December 31,	For the Year Ended December 31,
	Reserves	Incurred	Incurred
	for Unpaid	Loss and	Loss and		Net
	Losses and	LAE Current	LAE Prior	Paid Losses	Investment
	LAE	Year	Years	and LAE	Income
2017	$248,425	$322,929	$27,499	$342,796	$13,460
2016	$58,494	$305,919	$(4,690)	$328,141	$9,540
2015	$98,840	$188,040	$(301)	$189,442	$5,155

	As of
	December 31,	For the Year Ended December 31,
	Deferred
	Policy		Net	Net
	Acquisition	Amortization	Premiums	Premiums	Unearned
	Cost ("DPAC"), Net	of DPAC, Net	Written	Earned	Premiums
2017	$73,059	$(136,702)	$737,060	$688,793	$532,444
2016	$64,912	$(125,350)	$656,094	$632,416	$475,756
2015	$60,019	$(87,871)	$626,448	$503,999	$442,366

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Universal Insurance Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Certified Public Accountants

Chicago, Illinois

February 23, 2018