Form 10-Q
period 2018-03-31
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2018-04-27
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,063,424 shares of common stock, par value $0.01 per share, outstanding on April 23, 2018.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2018 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2018 and 2017.   These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Insurance Holdings, Inc. and Subsidiaries as of December 31, 2017 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 23, 2018. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Plante & Moran, PLLC

Chicago, Illinois

April 27, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Available-for-sale debt securities	$634,238	$639,334
Available-for-sale short-term investments	10,000	10,000
Equity securities	66,043	62,215
Investment real estate, net	19,406	18,474
Total invested assets	729,687	730,023

Cash and cash equivalents	244,673	213,486
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	53,123	132,806
Reinsurance recoverable	72,641	182,405
Reinsurance receivable, net	492	—
Premium receivable, net	57,455	56,500
Property and equipment, net	33,169	32,866
Deferred policy acquisition costs	78,007	73,059
Income taxes recoverable	—	9,472
Deferred income tax asset, net	11,436	9,286
Other assets	12,389	12,461
Total assets	$1,295,707	$1,454,999
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$129,637	$248,425
Unearned premiums	540,167	532,444
Advance premium	39,323	26,216
Accounts payable	3,486	2,866
Book overdraft	171	36,715
Reinsurance payable, net	54,218	110,381
Income taxes payable	4,436	—
Other liabilities and accrued expenses	46,675	45,096
Long-term debt	12,500	12,868
Total liabilities	830,613	1,015,011

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	461	458
Authorized shares - 55,000
Issued shares - 46,148 and 45,778
Outstanding shares - 35,012 and 34,735
Treasury shares, at cost - 11,136 and 11,043	(107,869)	(105,123)
Additional paid-in capital	84,294	86,186
Accumulated other comprehensive income (loss), net of taxes	(7,312)	(6,281)
Retained earnings	495,520	464,748
Total stockholders' equity	465,094	439,988
Total liabilities and stockholders' equity	$1,295,707	$1,454,999

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$269,984	$245,415
Change in unearned premium	(7,723)	(9,040)
Direct premium earned	262,261	236,375
Ceded premium earned	(79,684)	(74,816)
Premiums earned, net	182,577	161,559
Net investment income (expense)	4,785	2,704
Net realized gains (losses) on sale of securities	(2,641)	(63)
Net change in unrealized gains (losses) of securities	(5,109)	—
Commission revenue	5,271	4,598
Policy fees	4,775	4,483
Other revenue	1,842	1,593
Total premiums earned and other revenues	191,500	174,874
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	75,926	70,570
General and administrative expenses	63,875	56,933
Total operating costs and expenses	139,801	127,503
INCOME BEFORE INCOME TAXES	51,699	47,371
Income tax expense	11,644	16,172
NET INCOME	$40,055	$31,199
Basic earnings per common share	$1.15	$0.89
Weighted average common shares outstanding - Basic	34,839	35,140
Diluted earnings per common share	$1.12	$0.86
Weighted average common shares outstanding - Diluted	35,660	36,180
Cash dividend declared per common share	$0.14	$0.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$40,055	$31,199
Other comprehensive income (loss), net of taxes	(4,050)	2,464
Comprehensive income	$36,005	$33,663

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$52,326	$71,998
Cash flows from investing activities:
Proceeds from sale of property and equipment	12	8
Purchases of property and equipment	(1,314)	(1,255)
Purchases of equity securities	(9,857)	(243)
Purchases of available-for-sale debt securities	(121,996)	(26,610)
Purchases of investment real estate, net	(1,034)	(1,714)
Proceeds from sales of equity securities	1,045	2,500
Proceeds from sales of available-for-sale debt securities	99,464	914
Maturities of available-for-sale debt securities	25,363	18,915
Net cash provided by (used in) investing activities	(8,317)	(7,485)
Cash flows from financing activities:
Preferred stock dividend	(3)	(3)
Common stock dividend	(4,912)	(4,924)
Purchase of treasury stock	(2,746)	(2,548)
Payments related to tax withholding for share-based compensation	(4,793)	(1,337)
Repayment of debt	(368)	(1,067)
Net cash provided by (used in) financing activities	(12,822)	(9,879)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	31,187	54,634
Balance, beginning of period	216,121	108,365
Balance, end of period	$247,308	$162,999

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$244,673	$213,486
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$247,308	$216,121

(1)	See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in sixteen states as of March 31, 2018, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed by the Insurance Entities, policy fees collected from policyholders by our wholly-owned managing general agent subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“U. S. GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 23, 2018. The condensed consolidated balance sheet at December 31, 2017, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

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

2. Significant Accounting Policies

The Company reported Significant Accounting Policies in its Annual Report on Form 10-K for the year ended December 31, 2017. The following are new or revised disclosures or disclosures required on a quarterly basis.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB revised U.S. GAAP with the issuance of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to improve the recognition and measurement of financial instruments. The new ASU requires certain investments in equity securities to be measured at fair value with changes in fair value reported in earnings and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in OCI. The Company adopted this ASU effective January 1, 2018 using the modified retrospective transition method and recorded a cumulative effect adjustment of $3.6 million to the Condensed Consolidated Balance Sheets to reclassify unrealized losses on investments in equity securities to retained earnings from other comprehensive income. The adoption of this ASU also resulted in the recognition of change in unrealized gains and losses for equity security investments as a separate component in the Condensed Consolidated Statements of Income during the three months ended March 31, 2018.

In August 2016, the FASB revised U.S. GAAP with the issuance of ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new ASU applies to: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, 6) distributions received from equity method investments, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. Historically, the items outlined above have not been applicable to the Company. The Company adopted this ASU effective January 1, 2018 and the adoption did not have an impact on our Condensed Consolidated Statements of Cash Flows.

In November 2016, the FASB revised U.S. GAAP, Statement of Cash Flows (Topic 230): Restricted Cash with the issuance of the ASU 2016-18, to reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. The new ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company is required to reconcile such total to amounts on the Condensed Consolidated Balance Sheets and disclose the nature of the restrictions. The Company adopted this ASU effective January 1, 2018, which only resulted in a change in the presentation of the Condensed Consolidated Statements of Cash Flows.

In February 2018, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP, Comprehensive Income (Topic 220), with the issuance of Accounting Standards Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in response to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on December 22, 2017.  The new ASU permits a company to reclassify the disproportionate income tax effects of the Tax Act on items within accumulated other comprehensive income (“AOCI”) to retained earnings and requires certain new disclosures.  The Company adopted this guidance effective January 1, 2018 and made an election to reclassify the income tax effects of the 2017 Act from AOCI to retained earnings. The reclassification of approximately $0.6 million reduced retained earnings.  The reclassification represents the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances at the date of enactment of the Tax Act related to items remaining in accumulated other comprehensive income.  The Company follows an aggregate portfolio approach and considers that it had two portfolios, an available for sale debt equity portfolio and an available for sale equity portfolio, the disproportionate tax effects relating to the available for sale equity portfolio were included in the transition adjustment when adopting ASU 2016-01.

3. Investments

Securities Available for Sale

The following table provides the amortized cost and fair value of debt and short-term investment securities available for sale as of the dates presented (in thousands):

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$60,073	$—	$(1,276)	$58,797
Corporate bonds	302,764	299	(4,333)	298,730
Mortgage-backed and asset-backed securities	234,053	39	(4,593)	229,499
Municipal bonds	34,327	4	(47)	34,284
Redeemable preferred stock	12,671	386	(129)	12,928
Short-term investments	10,000	—	—	10,000
Total	$653,888	$728	$(10,378)	$644,238

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$60,481	$—	$(877)	$59,604
Corporate bonds	228,336	476	(1,308)	227,504
Mortgage-backed and asset-backed securities	221,956	19	(2,523)	219,452
Municipal bonds	120,883	599	(1,187)	120,295
Redeemable preferred stock	12,059	485	(65)	12,479
Short-term investments	10,000	—	—	10,000
Total	$653,715	$1,579	$(5,960)	$649,334

The following table provides the credit quality of investment in available-for-sale debt securities with contractual maturities or the issuer of such securities as of the dates presented (dollars in thousands):

	March 31, 2018		December 31, 2017
		% of Total		% of Total
Comparable Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$126,242	19.6%	$135,237	20.8%
AA	250,660	38.9%	292,496	45.1%
A	152,908	23.7%	134,505	20.7%
BBB	109,087	16.9%	80,566	12.4%
BB+ and Below	2,945	0.5%	2,919	0.4%
No Rating Available	2,396	0.4%	3,611	0.6%
Total	$644,238	100.0%	$649,334	100.0%

The tables above include comparable credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	March 31, 2018		December 31, 2017
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed Securities:
Agency	$132,498	$129,750	$118,014	$116,014
Non-agency	19,650	19,286	17,676	17,488
Asset-backed Securities:
Auto loan receivables	39,313	39,011	35,105	34,962
Credit card receivables	16,172	16,017	38,844	38,719
Other receivables	26,420	25,435	12,317	12,269
Total	$234,053	$229,499	$221,956	$219,452

The following table summarizes the fair value and gross unrealized losses on available-for-sale debt securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (dollars in thousands):

	March 31, 2018
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Debt Securities:
U.S. government obligations and agencies	10	$40,203	$(553)	5	$23,590	$(723)
Corporate bonds	314	226,028	(3,328)	35	31,603	(1,005)
Mortgage-backed and asset-backed securities	102	140,047	(2,090)	47	68,200	(2,503)
Municipal bonds	6	3,289	(47)	—	—	—
Redeemable preferred stock	66	3,271	(129)	—	—	—
Total	498	$412,838	$(6,147)	87	$123,393	$(4,231)

	December 31, 2017
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Debt Securities:
U.S. government obligations and agencies	7	$35,464	$(301)	9	$24,140	$(576)
Corporate bonds	159	142,208	(792)	39	29,796	(516)
Mortgage-backed and asset-backed securities	83	137,481	(955)	37	70,218	(1,568)
Municipal bonds	36	28,265	(246)	30	48,370	(941)
Redeemable preferred stock	21	2,464	(65)	—	—	—
Total	306	$345,882	$(2,359)	115	$172,524	$(3,601)

Evaluating Investments for Other Than Temporary Impairment (“OTTI”)

As of March 31, 2018, the Company held available-for-sale debt securities that were in an unrealized loss position as presented in the table above. For available-for-sale debt securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For available-for-sale debt securities, the Company considers whether it has the intent and ability to hold the available-for-sale debt securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe that we will recover the amortized cost basis of our available-for-sale debt securities. We continually monitor the credit quality of our investments in available-for-sale debt securities to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the available-for-sale debt securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses for available-for-sale debt securities available for sale as of March 31, 2018 are other than temporary.

 The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	March 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$61,458	$61,266
Due after one year through five years	216,211	212,187
Due after five years through ten years	86,662	85,479
Due after ten years	42,833	42,879
Mortgage-backed and asset-backed securities	234,053	229,499
Perpetual maturity securities	12,671	12,928
Total	$653,888	$644,238

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$124,827	$19,829
Equity securities	$1,045	$2,500
Gross realized gains on sale of securities:
Available-for-sale debt securities	$307	$—
Equity securities	$124	$—
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(3,072)	$(36)
Equity securities	$—	$(27)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Available-for-sale debt securities	$3,700	$2,710
Equity securities	583	382
Available-for-sale short-term investments	89	15
Other (1)	1,054	144
Total investment income	5,426	3,251
Less: Investment expenses (2)	(641)	(547)
Net investment (expense) income	$4,785	$2,704

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities

The following table presents the portion of unrealized gains and losses related to equity securities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net gains and (losses) recognized during the period on equity securities	$(4,985)	$(27)
Less: Net (gains) and losses recognized during the period on equity securities sold during the period	(124)	27
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting period	$(5,109)	$—

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	March 31, 2018	December 31, 2017
Income Producing:
Investment real estate (1)	$14,530	$6,918
Less: Accumulated depreciation	(561)	(460)
	13,969	6,458
Non-Income Producing:
Properties under development (1)	5,437	12,016
Investment real estate, net	$19,406	$18,474

(1) During the three months ended March 31, 2018, the Company transferred $7.4 million from properties under development to investment real estate.

Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Depreciation expense on investment real estate	$103	$45

4. Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1st of each year. The Company’s current reinsurance program consists of catastrophe excess of loss reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for deductible amounts before reinsurance attaches and insured losses related to catastrophes and other events in excess of coverage provided by its reinsurance program. The Company remains responsible for the settlement of insured losses irrespective of whether any of its reinsurers to make payments otherwise due to the Company.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of March 31, 2018			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	March 31,	December 31,
Reinsurer	Company	Services	Service, Inc.	2018	2017
Allianz Risk Transfer	A+	AA-	n/a	$39,007	$105,573
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	20,822	52,054
Renaissance Reinsurance Ltd	A+	AA-	A1	—	22,545
Total (2)				$59,829	$180,172

(1)	No rating is available, because the fund is not rated.
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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended March 31,
	2018			2017
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$269,984	$262,261	$76,639	$245,415	$236,375	$70,783
Ceded	—	(79,684)	(713)	(186)	(74,816)	(213)
Net	$269,984	$182,577	$75,926	$245,229	$161,559	$70,570

The following prepaid reinsurance premiums and reinsurance recoverable (payable) and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid reinsurance premiums	$53,123	$132,806
Reinsurance recoverable on unpaid losses and LAE	$72,641	$182,405
Reinsurance receivable, net	492	—
Reinsurance recoverable (payable) and receivable	$73,133	$182,405

5. Insurance Operations

Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
DPAC, beginning of period	$73,059	$64,912
Capitalized Costs	41,939	33,756
Amortization of DPAC	(36,991)	(32,144)
DPAC, end of period	$78,007	$66,524

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). UPCIC also is subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer, its principal regulatory authority is the FLOIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2017, UPCIC has the capacity to pay ordinary dividends of $36.2 million during 2018. APPCIC does not currently meet the earnings or surplus regulatory requirements to pay ordinary dividends during 2018. For the three months ended March 31, 2018, no dividends were paid from UPCIC or APPCIC to UVECF.

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

	March 31,	December 31,
	2018	2017
Ten percent of total liabilities
UPCIC	$76,680	$72,633
APPCIC	$598	$572
Statutory capital and surplus
UPCIC	$321,132	$307,686
APPCIC	$16,696	$16,633

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of March 31, 2018. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates. Combined net income for UPCIC and APPCIC, as determined in accordance with statutory accounting practices is $14.5 million and $11.8 million for the three months ended March 31, 2018 and 2017, respectively.

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	March 31,	December 31,
	2018	2017
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,907	$3,910

6. Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Balance at beginning of period	$248,425	$58,494
Less: Reinsurance recoverable	(182,405)	(106)
Net balance at beginning of period	66,020	58,388
Incurred (recovered) related to:
Current year	75,970	70,474
Prior years	(44)	96
Total incurred	75,926	70,570
Paid related to:
Current year	17,407	22,890
Prior years	65,253	72,252
Total paid	82,660	95,142
Net balance at end of period	59,286	33,816
Plus: Reinsurance recoverable/(payable)	70,351	(2,353)
Balance at end of period	$129,637	$31,463

7. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2018	2017
Surplus note	$12,500	$12,868

UPCIC was in compliance with the terms of the surplus note as of March 31, 2018.

8. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the three months ended March 31, 2018 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2017	45,778	(11,043)	34,735
Shares repurchased	—	(93)	(93)
Vesting of performance share units	127	—	127
Stock option exercises	804	—	804
Restricted stock grants	50	—	50
Shares acquired through cashless exercise (1)	—	(611)	(611)
Shares cancelled	(611)	611	—
Balance, as of March 31, 2018	46,148	(11,136)	35,012

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or performance share units vested. These shares have been cancelled by the Company.

In September 2017, UVE’s Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18, up to $20 million of the Company’s outstanding shares of common stock through December 31, 2018. During the three months ended March 31, 2018, UVE repurchased 92,749 shares, at an aggregate price of approximately $2.7 million, pursuant to such repurchase program.

Dividends

On January 22, 2018, UVE declared a cash dividend of $0.14 per share on its outstanding common stock paid on March 12, 2018, to the shareholders of record at the close of business on February 28, 2018.

9. Income Taxes

During the three months ended March 31, 2018 and 2017, the Company recorded approximately $11.6 million and $16.2 million of income tax expense, respectively. The effective tax rate for the three months ended March 31, 2018 was 22.5% compared to a 34.1% effective tax rate for the same period in the prior year.

The Company's income tax provision for the current reporting period reflects an estimated annual effective tax rate of 25.6%, calculated before the impact of discrete items. The annual estimated effective tax rate consists of a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 3.7%. The difference in the statutory rate, 24.7%, and the annual effective tax rate, 25.6%, largely consists of new limitations on the deductibility of executive compensation resulting from the new tax law’s changes to Internal Revenue Code Section 162(m). The effect of reporting discrete items in the quarter amounts to an additional decrease to the annual estimated effective tax rate of 3.1%, resulting in a total estimated effective tax rate of 22.5% for the quarter.

Discrete items for the current year’s quarter included a credit to income tax expense of $1.8 million for excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the first quarter of 2018, benefitting the current quarter’s effective tax rate. The prior year’s discrete items for the same quarter included $0.8 million of excess tax benefits resulting from stock-based compensation awards that vested and/or exercised during that period and a credit to income tax expense of $1.2 million resulting from anticipated recoveries of income taxes paid for the 2014-2015 tax years.

In arriving at these rates, the Company considers a variety of factors including the forecasted full year pre-tax results, the U.S. federal tax rate of 21%, expected non-deductible expenses, and estimated state income taxes. The Company’s final effective tax rate for the full year will be dependent on the level of pre-tax income, discrete items, the apportionment of taxable income among state tax jurisdictions and the extent of non-deductible expenses in relation to pre-tax income.

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

10. Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the exercises of stock options, vesting of restricted stock, vesting of performance share units, and conversion of preferred stock.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator for EPS:
Net income	$40,055	$31,199
Less: Preferred stock dividends	(3)	(3)
Income available to common stockholders	$40,052	$31,196
Denominator for EPS:
Weighted average common shares outstanding	34,839	35,140
Plus: Assumed conversion of share-based compensation (1)	796	1,015
Assumed conversion of preferred stock	25	25
Weighted average diluted common shares outstanding	35,660	36,180
Basic earnings per common share	$1.15	$0.89
Diluted earnings per common share	$1.12	$0.86

(1)	Represents the dilutive effect of unvested restricted stock, unvested performance share units and unexercised stock options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(8,034)	$(1,889)	$(6,145)	$3,925	$1,500	$2,425
Less: Reclassification adjustment for (gains) losses realized in net income	2,765	670	2,095	63	24	39
Other comprehensive income (loss)	(5,269)	(1,219)	(4,050)	3,988	1,524	2,464
Reclassification adjustments to retained earnings (1)	5,830	2,811	3,019	—	—	—
Change in accumulated other comprehensive income (loss)	$561	$1,592	$(1,031)	$3,988	$1,524	$2,464

(1)

This amount represents reclassifications to retained earnings associated with stranded tax effects in AOCI and Unrealized Losses in AOCI relating to Available for Sale equity security investments. See “—Note 2 — Significant Accounting Polices – Recently Adopted Accounting Pronouncements” for more information.

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented (in thousands):

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)
Details about Accumulated Other	Three Months Ended March 31,		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	2018	2017	Where Net Income is Presented
Unrealized gains (losses) on available-for-sale debt securities
	$(2,765)	$(63)	Net realized gains (losses) sale of securities
	670	24	Income taxes
Total reclassification for the period	$(2,095)	$(39)	Net of tax

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	March 31, 2018
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
Fixed Maturities:
U.S. government obligations and agencies	$—	$58,797	$—	$58,797
Corporate bonds	—	298,730	—	298,730
Mortgage-backed and asset-backed securities	—	229,499	—	229,499
Municipal bonds	—	34,284	—	34,284
Redeemable preferred stock	—	12,928	—	12,928
Equity Securities:
Common stock	16,578	—	—	16,578
Mutual funds	49,465	—	—	49,465
Available-for-sale short-term investments	—	10,000	—	10,000
Total assets accounted for at fair value	$66,043	$644,238	$—	$710,281

	Fair Value Measurements
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
Fixed Maturities:
U.S. government obligations and agencies	$—	$59,604	$—	$59,604
Corporate bonds	—	227,504	—	227,504
Mortgage-backed and asset-backed securities	—	219,452	—	219,452
Municipal bonds	—	120,295	—	120,295
Redeemable preferred stock	—	12,479	—	12,479
Equity Securities:
Common stock	18,811	—	—	18,811
Mutual funds	43,404	—	—	43,404
Available-for-sale short-term investments	—	10,000	—	10,000
Total assets accounted for at fair value	$62,215	$649,334	$—	$711,549

The Company utilizes third-party independent pricing services that provide a price quote for each available-for-sale debt security, equity security and available-for-sale short-term investment. Management reviews the methodology used by the pricing services. If management believes that the price used by the pricing service does not reflect an orderly transaction between participants, management will use an alternative valuation methodology. There were no adjustments made by the Company to the prices obtained from the independent pricing source for any available-for-sale debt securities, equity securities or available-for-sale short-term investments included in the tables above.

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	March 31, 2018		December 31, 2017
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$12,500	$11,271	$12,868	$11,630

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of March 31, 2018.

On April 12, 2018, the Company declared a dividend of $0.14 per share on its outstanding common stock payable on May 4, 2018, to shareholders of record on April 27, 2018.

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

Forward-Looking Statements

In addition to historical information, the following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, some of which are beyond our control and cannot be predicted or quantified. Certain statements made in this report reflect management’s expectations regarding future events, and the words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “project,” “plan” and similar expressions and variations thereof, speak only as of the date the statement was made and are intended to identify forward-looking statements. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Future results could differ materially from those in the following discussion and those described in forward-looking statements as a result of the risks set forth below which are a summary of those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Relating to our Business

•	As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events,
•	Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition,
•	Our success depends in part on our ability to accurately and adequately price the risks we underwrite,
•	Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition,
•	The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations,
•

Because we rely on independent insurance agents, the loss of these independent agent relationships and the business they control or our ability to attract new independent agents could have an adverse impact on our business,

•	The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results,
•	Reinsurance may be unavailable in the future at current levels and prices, which may limit our ability to write new business or to adequately mitigate our exposure to loss,
•	Reinsurance subjects us to the credit risk of our reinsurers, which could have a material adverse effect on our operating results and financial condition,
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

•	Breaches of our information systems or denial of service on our website could have an adverse impact on our business and reputation,
•	We may not be able to effectively implement or adapt to changes in technology, and
•	Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we write could have a material adverse effect on our financial condition or our results of operations.

Risks Relating to Investments

•	We are subject to market risk, which could adversely affect investment income, and
•

Our overall financial performance is dependent in part on the returns on our investment portfolio, which could have a material adverse effect on our financial condition or results of operations or cause such results to be volatile.

Risks Relating to the Insurance Industry

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth and profitability,
•	UVE is a holding company and, consequently, its cash flow is dependent on dividends and other permissible payments from its subsidiaries,
•	Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability,
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

Overview

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the Company”) is the largest private personal residential insurance company in Florida by direct written premium in-force, with approximately 10.2% market share as of December 31, 2017, according to the most recent data reported by the Florida Office of Insurance Regulation (“FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company

(“APPCIC” and together with UPCIC, the “Insurance Entities”), currently write personal residential insurance policies, predominantly in Florida with $234.2 million in direct written premium for the three months ended March 31, 2018. UPCIC also writes residential homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, and Virginia with $35.8 million in direct written premium for the three months ended March 31, 2018. UPCIC is also licensed to issue policies in Illinois, Iowa, New Hampshire, and West Virginia. In April 2018, UPCIC wrote its first homeowners policy in New Hampshire. APPCIC is currently writing Fire, Commercial Multi-Peril, and Other Liability lines of business in Florida. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct written premium tends to increase just prior to the second quarter of our fiscal year and tends to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary, Blue Atlantic Reinsurance, on reinsurance it places for the Insurance Entities; policy fees collected from policyholders by our managing general agent subsidiary, Universal Risk Advisors; service revenue from claims handling on ceded claims by our subsidiary, Universal Adjusting Corporation; and financing fees charged to policyholders who choose to defer premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 8,800 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated structure, expand our independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service to our policyholders. We believe each of these strategies has contributed to an increase in earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our results for the three months ended March 31, 2018 compared to the same period in 2017.

Our overall organic growth strategy emphasizes taking prudent measures to increase our footprint, grow our policy count and improve the quality of our business rather than merely increasing our market share. Our focus on long-term capital strength and organic growth allows us to be selective in the risks we accept. Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of organically expanding our premium growth through our independent agent distribution network and through our unique direct-to-consumer online platform called Universal DirectSM, which enables homeowners to directly purchase, pay for and bind homeowners policies online without the need to directly interface with any intermediaries, streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new local relationships and business, and we take the time to learn about each new market and any of its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from many of our competitors that have grown in recent years primarily through assumption of policies from Citizens Property Insurance Corporation, Florida’s statutory residual property insurance market and through mergers and acquisitions.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states for over two years. The percentage of our total insured value for states outside of Florida increased from 22.2% as of March 31, 2017 to 27.3% as of March 31, 2018. The following table provides direct written premium for Florida and other states for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended
	March 31, 2018		March 31, 2017		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$234,178	86.7%	$218,438	89.0%	$15,740	7.2%
Other states	35,806	13.3%	26,977	11.0%	8,829	32.7%
Total	$269,984	100.0%	$245,415	100.0%	$24,569	10.0%

First-Quarter 2018 Highlights

•	Gross direct written premiums overall grew by $24.6 million, or 10.0%, to $270.0 million compared to the first quarter in 2017.
•	Total direct written premium rate of growth improved from 7.7% in 2017 to 10.0% in 2018, quarter over quarter.
•	Net earned premiums grew by $21.0 million, or 13.0%, to $182.6 million compared to the first quarter in 2017.
•	Total revenues increased by $16.6 million, or 9.5%, to $191.5 million compared to the first quarter in 2017.
•	Loss ratio improved from 43.7% in 2017 to 41.6%, in 2018 quarter over quarter.
•	Expense ratio improved from 35.2% in 2017 to 34.9% in 2018, quarter over quarter.
•	Universal Adjusting Corporation generated $10.4 million of estimated pretax profits handling Hurricane Irma claims.
•	As a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), the federal statutory corporate income tax rate decreased from 35% to 21% in the first quarter of 2018.
•	Declared dividends of $0.14 per share.
•	Repurchased 92,749 shares during the quarter at an aggregate cost of $2.7 million pursuant to the Company’s 2018 share repurchase program.

2017 – 2018 Reinsurance Program

A key focus for our leadership team is developing and implementing our reinsurance strategy to adequately protect us in the event of one or more catastrophes while maintaining efficient reinsurance costs. We believe that our reinsurance program is structured such that if we were to experience an active hurricane season like the hurricane seasons in 2017, 2016, 2005 and 2004, we would be able to pay policyholder claims, maintain sufficient surplus to grow profitably and take advantage of the resulting market dislocation that could potentially follow. Effective June 1, 2017, we entered into multiple reinsurance agreements comprising our 2017-2018 reinsurance program. See “Item 1—Note 4 (Reinsurance).”

Reinsurance Generally

We use reinsurance to reduce our exposure to catastrophic losses primarily through excess of loss reinsurance. We eliminated our quota share reinsurance arrangements effective June 1, 2015; and have since purchased additional excess of loss catastrophe cover; converted the exposure of all UPCIC states from a two-tower reinsurance program to a single tower reinsurance program; purchased a stand-alone non-Florida supplemental catastrophe reinsurance program; realized cost reductions in part due to market conditions and our preparation and efforts to manage risk exposure; and further enhanced our reinsurance coverage terms and conditions.

We believe that restructuring our reinsurance program and re-evaluating that structure on an ongoing basis has allowed us to take advantage of attractive reinsurance pricing, while still maintaining reinsurance coverage that we believe is sufficient to protect our policyholders and shareholders. While we believe the changes to the reinsurance program are beneficial, there can be no assurance that our actual results of operations or financial condition will be positively affected. The Insurance Entities remain responsible for insured losses notwithstanding the failure of any reinsurer to make payments otherwise due to the Insurance Entities.

Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for discussions surrounding the reinsurance programs of UPCIC and APPCIC.

Results of Operations — Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net income increased by $8.9 million, or 28.4%, to $40.1 million for the three months ended March 31, 2018, compared to $31.2 million for the three months ended March 31, 2017, due to an increase in each revenue category, continued underwriting profitability, and a reduced effective tax rate as compared to the prior year’s quarter. Diluted earnings per common share increased by $0.26 to $1.12 for the three months ended March 31, 2018, compared to $0.86 per share for the three months ended March 31, 2017, reflecting the increase in net income and a slight reduction in our shares outstanding. A detailed discussion of our results of operations follows the table below.

	(in thousands)
	Three Months Ended
	March 31,		Change
	2018	2017	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$269,984	$245,415	$24,569	10.0%
Change in unearned premium	(7,723)	(9,040)	1,317	-14.6%
Direct premium earned	262,261	236,375	25,886	11.0%
Ceded premium earned	(79,684)	(74,816)	(4,868)	6.5%
Premiums earned, net	182,577	161,559	21,018	13.0%
Net investment income (expense)	4,785	2,704	2,081	77.0%
Net realized gains (losses) on sale of securities	(2,641)	(63)	(2,578)	NM
Net change in unrealized gains (losses) on securities	(5,109)	—	(5,109)	NM
Commission revenue	5,271	4,598	673	14.6%
Policy fees	4,775	4,483	292	6.5%
Other revenue	1,842	1,593	249	15.6%
Total premiums earned and other revenues	191,500	174,874	16,626	9.5%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	75,926	70,570	5,356	7.6%
General and administrative expenses	63,875	56,933	6,942	12.2%
Total operating costs and expenses	139,801	127,503	12,298	9.6%
INCOME BEFORE INCOME TAXES	51,699	47,371	4,328	9.1%
Income tax expense	11,644	16,172	(4,528)	-28.0%
NET INCOME	$40,055	$31,199	$8,856	28.4%
Other comprehensive income (loss), net of taxes	(4,050)	2,464	(6,514)	NM
COMPREHENSIVE INCOME	$36,005	$33,663	$2,342	7.0%

NM – Not Meaningful

Direct written premiums increased $24.6 million, or 10.0%, for the quarter ended March 31, 2018, driven by growth within our Florida business of $15.7 million, or 7.2%, as compared to the prior period, and growth in our Other States business of $8.8 million, or 32.7%, as compared to the prior period. Florida growth was driven by growth in policy count as well as an average statewide rate increase of 3.4%, which was approved in early December and effective for new business beginning on December 7, 2017 and for renewal business beginning on January 26, 2018. Geographic expansion efforts in our Other States business continued to add to overall premium levels, and we are now actively writing policies in 16 states other than our home state of Florida. We commenced business and wrote our first policy in New Hampshire in early April 2018.

Direct premiums earned increased $25.9 million, or 11.0%, for the quarter ended March 31, 2018, reflecting the earning of premiums written over the past 12 months and any changes in rates or policy count during that time. Net premiums earned grew by 13.0%, or $21.0 million, to $182.6 million for the three months ended March 31, 2018, reflecting the increase in direct earned premiums discussed above, offset by an increase in ceded earned premiums of $4.9 million, attributable to increased costs associated with our 2017/2018 reinsurance program. Our reinsurance programs run from June 1 to May 31 of the following year.

Net investment income was $4.8 million for the three months ended March 31, 2018, compared to $2.7 million for the same three months in 2017. The increase in net investment income of $2.1 million is primarily the result of an increase in investment income from our available-for-sale debt securities, which grew as a result of growth in total invested assets, favorable market trends and actions taken to increase yield by while maintaining high credit quality. Also contributing to the increase in investment income is a higher level of return from our cash and cash equivalents during the current quarter due to actions taken to optimize treasury management coupled with an increase in interest rates on money market funds. Total invested assets were $729.7 million with an average credit rating of AA- during the three months ended March 31, 2018 compared to $666.1 million with an average credit rating of AA- for the same period in 2017.

We sell investment securities from our portfolio of securities available for sale from time to time when opportunities arise or circumstances could result in greater losses or lower yields if held. We sold investment securities available for sale during the three months ended March 31, 2018, generating net realized loss of $2.6 million compared to net realized loss of $63 thousand for the three months ended March 31, 2017. The investment securities sold during the three months ended March 31, 2018 were comprised primarily of municipal securities, which were liquidated in light of their diminished after-tax returns following the enactment of the Tax Act.

In the first quarter of 2018, net change in unrealized gains (losses) on securities, was a loss of $5.1 million, driven by a decline in our equity securities portfolio. We highlight that this line item was added during the quarter ended March 31, 2018, as a result of the adoption of the accounting guidance for equity securities. See “Note 2 - Significant Accounting Policies – Recently Adopted Accounting Pronouncements” for more information. The comparable change in unrealized gains (losses) within our equity portfolio for the prior period in 2017 was $1.7 million of pretax gains, which was not included in net income in the prior period, but was included in other comprehensive income (loss), which is presented net of taxes.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the three months ended March 31, 2018, commission revenue was $5.3 million, compared to $4.6 million for the three months ended March 31, 2017. The increase in commission revenue of $673 thousand, or 14.6%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily the result of $563 thousand of reinstatement commissions received by Blue Atlantic Reinsurance Corporation during the first quarter of 2018.

Policy fees for the three months ended March 31, 2018, were $4.8 million compared to $4.5 million for the same period in 2017. The increase of $292 thousand, or 6.5%, was the result of an increase in the number of new and renewal policies written during the three months ended March 31, 2018 compared to the same period in 2017.

Other revenue, which represents revenue from premium financing and other miscellaneous income, was $1.8 million for of the three months ended March 31, 2018 compared to $1.6 million for the same period in 2017.

Losses and LAE, net of reinsurance were $75.9 million for the three months ended March 31, 2018, compared to $70.6 million during the same period in 2017 as follows (dollars in thousands):

	Three Months Ended March 31, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$262,261		$79,684		$182,577

Loss and loss adjustment expenses:
Weather events*	$—	—	$—	—	$—	—
All other losses and loss adjustment expenses	76,639	29.2%	713	0.9%	75,926	41.6%
Total losses and loss adjustment expenses	$76,639	29.2%	$713	0.9%	$75,926	41.6%

	Three Months Ended March 31, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$236,375		$74,816		$161,559

Loss and loss adjustment expenses:
Weather events*	$3,000	1.3%	$—	$—	$3,000	1.9%
All other losses and loss adjustment expenses	67,783	28.7%	213	0.3%	67,570	41.8%
Total losses and loss adjustment expenses	$70,783	30.0%	$213	0.3%	$70,570	43.7%

*Includes only weather events beyond those expected.

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

For the quarter ended March 31, 2018, we did not experience any weather events beyond those expected, as compared to the quarter ended March 31, 2017, in which we recorded losses and LAE (on both a direct and net basis) of $3.0 million from weather events beyond those expected. Weather events for the three months ended March 31, 2017 added 1.9 percentage points to the net loss and LAE ratio for such period.

All other net losses and LAE were $75.9 million for the three months ended March 31, 2018, compared to $67.6 million during the same period in 2017. Our service company subsidiaries, particularly Universal Adjusting Corporation (UAC), generated additional revenues following Hurricane Irma, which occurred during the quarter ended September 30, 2017. During the first quarter, UAC produced $10.4 million of pretax profit, the vast majority of which related to additional revenues resulting from Hurricane Irma. This had a favorable effect on our underlying loss and LAE ratio of approximately 4.0 percentage points on a direct basis (or 5.7 percentage points on a net basis). The Company’s underlying loss and LAE ratio reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida, as well as the marketplace dynamics inside of Florida including challenges faced by insurers when policyholders assign benefits underlying their policies to third parties.

General and administrative expenses were $63.9 million for the three months ended March 31, 2018, compared to $56.9 million during the same period in 2017 as follows (dollars in thousands):

	Three Months Ended
	March 31,				Change
	2018		2017		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$182,577		$161,559		$21,018	13.0%
General and administrative expenses:
Policy acquisition costs	38,043	20.8%	32,428	20.1%	5,615	17.3%
Other operating costs	25,753	14.1%	24,402	15.1%	1,351	5.5%
Interest expense	79	—	103	—	(24)	(23.3%)
Total general and administrative expenses (1)	$63,875	34.9%	$56,933	35.2%	$6,942	12.2%

(1)	Total general and administrative expense ratio does not include interest expense.

The increase in general and administrative expenses of $6.9 million was primarily the result of increases in policy acquisition costs of $5.6 million, which were driven by increased premium volume and continued geographic expansion into states that have a higher typical commission rate compared to our home state of Florida, and to a lesser extent due to an increase in other operating costs of $1.3 million. Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from economies of scale as general and administrative expenses did not increase at the same rate as revenues. As a result, the expense ratio as a percentage of net earnings decreased to 34.9% for the three months ended March 31, 2018 compared to 35.2% for the same period in 2017.

Income tax expense decreased by $4.5 million, or 28.0%, for the three months ended March 31, 2018, when compared with the three months ended March 31, 2017. The decrease in income tax is primarily the result of the enactment of the Tax Act. Our effective tax rate decreased to 22.5% for the three months ended March 31, 2018, as compared to 34.1% for the three months ended March 31, 2017. The first quarter of 2018 included a credit to income tax expense of $1.8 million for excess tax benefits resulting from stock-based awards that vested and/or were exercised during the first quarter, thereby benefitting the quarter’s effective tax rate by 3.5 percentage points. The prior year’s discrete items for the same quarter included $0.8 million of excess tax benefit benefits resulting from stock-based awards that vested and/or were exercised during that period and a credit to income tax expense of $1.2 million resulting from anticipated recoveries of income taxes paid from 2014 and 2015, thereby benefitting the first quarter of 2017 effective tax rate by 4.4 percentage points. See “Item 1 – Note 9 (Income Taxes)” for an explanation of the change in our effective tax rates.

Other comprehensive loss, net of taxes for the three months ended March 31, 2018 was $4.1 million compared to other comprehensive income of $2.5 million for the same period in 2017. See “Item 1 — Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Analysis of Financial Condition—As of March 31, 2018 Compared to December 31, 2017

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	March 31,	December 31,
Type of Investment	2018	2017
Available-for-sale debt securities	$634,238	$639,334
Available-for-sale short-term investments	10,000	10,000
Equity securities	66,043	62,215
Investment real estate, net	19,406	18,474
Total	$729,687	$730,023

See “Item 1 —Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of unearned ceded written premiums that will be earned pro-rata over the coverage period in the future. The decrease of $79.7 million to $53.1 million as of March 31, 2018 was due primarily to the amortization of ceded written premium for reinsurance costs relating to our 2017-2018 catastrophe reinsurance program beginning June 1, 2017.

Reinsurance recoverable represents the estimated amount of losses and LAE that are recoverable from reinsurers. The decrease of $109.8 million to $72.6 million as of March 31, 2018 was primarily due to the settlement of amounts due from reinsurers for claims ceded to reinsurers relating to Hurricane Irma.

Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $1.0 million to $57.5 million as of March 31, 2018 relates to both the growth in and seasonality of the Company’s business.

Deferred income tax assets and liabilities represent temporary differences between U.S. GAAP and the tax basis of the Company's assets and liabilities. During the three months ended March 31, 2018, deferred tax assets increased by $2.2 million to $11.4 million, primarily due to an increase in deferred policy acquisition costs and an increase in unrealized losses.

Deferred policy acquisition costs increased by $4.9 million to $78.0 million as of March 31, 2018, which is in line with the underlying premium growth. See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.

Income taxes recoverable decreased by $9.5 million to zero as of March 31, 2018. The decrease represents the utilization of amounts recoverable as of December 31, 2017 and applied to the current period for federal and state income taxes.

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and LAE. Unpaid losses and LAE decreased by $118.8 million to $129.6 million as of March 31, 2018. The reduction of $118.8 million was principally due to the settlement of Hurricane Irma claims that were not settled at December 31, 2017. Unpaid losses and LAE are net of estimated subrogation recoveries. The Company is continuing its initiatives to expedite claims payments including the ability of our mobile claims teams to rapidly settle certain claims, which we refer to as “Fast Track,” and pursuing the anticipated benefits from subrogation collections.

Unearned premiums represent the portion of direct written premium that will be earned pro rata in the future. The increase of $7.7 million to $540.2 million as of March 31, 2018 reflects both organic growth and seasonality of our business as described under “– Overview”.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $13.1 million to $39.3 million as of March 31, 2018 reflects both organic growth and seasonality of our business as described under “– Overview”.

Book overdrafts represent outstanding checks or drafts in excess of cash on deposit and are examined to determine if a legal right of offset exists for accounts within the same banking institution at each balance sheet date. The Company maintains a short-term cash investment sweep to maximize investment returns on cash balances. Due to sweep activities, certain outstanding items are recorded as book overdrafts which totaled $171 thousand as of March 31, 2018 compared to $36.7 million as of December 31, 2017. The decrease of $36.5 million is the result of higher cash balances available for offset at March 31, 2018.

Reinsurance payable, net represents the unpaid ceded written premiums owed to reinsurers in connection with the renewal of the Company’s 2017/2018 catastrophe reinsurance program and cash advances received from reinsurers in connection with Hurricane Irma’s anticipated recoveries. The balance decreased by $56.2 million to $54.2 million as of March 31, 2018 as a result of premium installment payments made to reinsurers and utilization of cash advances to fund claims for losses ceded to reinsurers.

Capital resources net increased by $24.7 million and includes increases in stockholders’ equity of $25.1 million offset by reduction in long-term debt of $0.4 million. The increases in stockholders’ equity was principally the result of 2018 net income and stock-based compensation offset by treasury stock purchases, and dividends to shareholders. The reduction in long-term debt was the result of principal payments on debt during 2018. See “– Liquidity and Capital Resources” and “Item 1 – Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of March 31, 2018 was $244.7 million compared to $213.5 million at December 31, 2017. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between March 31, 2018 and December 31, 2017. The increase in cash and cash equivalents was driven by cash flows generated from operating activities in excess of those used for investing and financing activities. The Company maintains a short-term investment cash sweep to maximize investment returns on cash balances. Due to the sweep activities, certain outstanding items were recorded as “Book Overdraft” in the Consolidated Financial Statements. Cash and cash equivalents balances are available to settle book overdrafts, pay expenses and pay claims.

The balance of restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

Liquidity for UVE and its non-insurance subsidiaries is required to cover the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, and interest and principal payments on outstanding debt obligations, if any. The declaration and payment of future dividends by UVE to its shareholders, and any future repurchases of UVE common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for UVE and its non-insurance subsidiaries include revenues generated from fees paid by the Insurance Entities to affiliated companies for policy administration, inspections and claims adjusting services. Additional sources of liquidity include brokerage commissions earned on reinsurance contracts and policy fees. UVE also maintains certain other investments, which are a source of ongoing interest and dividend income and would generate funds upon sale. As discussed in “Item 1 – Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions as referenced in “Item I – Note 5 – Insurance Operations.” During the three months ended March 31, 2018, the Insurance Entities did not pay dividends to UVECF. During 2017 UPCIC paid a $30 million dividend to UVECF.

Liquidity for the Insurance Entities is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses offset by recovery of any reimbursement amounts under our reinsurance agreements, fees paid to affiliates for managing general agency services, inspections and claims adjusting services, agent commissions, premiums and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. The principal source of liquidity for the Insurance Entities consists of the revenue generated from the collection of net premiums, interest and dividend income from the investment portfolio, the collection of reinsurance recoverable, and financing fees.

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

The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs or retentions before the Company’s reinsurance protection commences. Also, the Company is responsible for all other losses that otherwise may not be covered by the reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a reinsurer default may have a material adverse effect on either of the Insurance Entities or our business, financial condition, results of operations and liquidity.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. The following table provides our stockholder equity, total long-term debt, total capital, debt-to-equity capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	March 31,	December 31,
	2018	2017
Stockholders' equity	$465,094	$439,988
Total long-term debt	12,500	12,868
Total capital	$477,594	$452,856

Debt-to-total capital ratio	2.6%	2.8%
Debt-to-equity ratio	2.7%	2.9%

As described in our Form 10-K for the year ended December 31, 2017, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At March 31, 2018, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

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

During the three months ended March 31, 2018, we repurchased an aggregate of 92,749 shares of UVE’s common stock in the open market at an aggregate cost of $2.7 million. Also, see “Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended March 31, 2018.

Cash Dividends

The following table summarizes the dividends declared by the Company:

	Dividend	Shareholders	Dividend	Cash Dividend
2018	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	January 22, 2018	February 28, 2018	March 12, 2018	$0.14
Second Quarter	April 12, 2018	April 27, 2018	May 4, 2018	$0.14

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2018 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$129,637	$66,115	$37,465	$20,353	$5,704
Long-term debt	13,829	1,324	5,095	3,218	4,192
Total contractual obligations	$143,466	$67,439	$42,560	$23,571	$9,896

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through March 31, 2018.

Critical Accounting Policies and Estimates

Other than as disclosed in “Item 1 — Note 2 (Significant Accounting Policies),” there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements Not Yet Adopted

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of available-for-sale debt securities, available-for-sale short-term investments and equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of March 31, 2018 is comprised of available-for-sale debt securities and equities securities, which expose us to changes in interest rates and equity prices.

The primary objectives of the investment portfolio are the preservation of capital and providing adequate liquidity for claims payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income. None of our investments in risk-sensitive Financial Instruments were entered into for trading purposes.

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

The following table provides information about our fixed income Financial Instruments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for Financial Instruments available for sale as of the dates presented (in thousands):

	March 31, 2018
	Amortized Cost								Fair Value
	2018	2019	2020	2021	2022	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$37,486	$79,065	$54,581	$66,206	$23,587	$146,239	$246,724	$653,888	$644,238
Weighted average interest rate	2.06%	1.77%	2.04%	2.13%	2.47%	3.15%	3.16%	2.70%	2.70%

	December 31, 2017
	Amortized Cost								Fair Value
	2018	2019	2020	2021	2022	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$51,846	$85,309	$61,215	$60,968	$27,832	$132,530	$234,015	$653,715	$649,334
Weighted average interest rate	1.87%	1.82%	2.18%	2.16%	2.76%	4.02%	3.08%	2.83%	2.83%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the available-for-sale debt securities. The fixed income Financial Instruments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, municipal bonds, redeemable preferred stock, mortgage-backed and asset-backed securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed income Financial Instruments in our available for sale portfolio at March 31, 2018 was 2.5 years.

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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	March 31, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$16,578	25.1%	$18,811	30.2%
Mutual funds	49,465	74.9%	43,404	69.8%
Total equity securities	$66,043	100.0%	$62,215	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at March 31, 2018 and December 31, 2017 would have resulted in a decrease of $13.2 million and $12.4 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In the opinion of management, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents our purchases of UVE common stock during the three months ended March 31, 2018.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
1/1/18 - 1/31/18	—	$—	—	—
2/1/18 - 2/28/18	18,200	$30.53	18,200	—
3/1/18 - 3/31/18	74,549	$29.34	74,549	534,392
Total	92,749	$29.57	92,749	534,392

(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares was calculated using a closing price at March 29, 2018 of $31.90 per share.

We may repurchase shares from time to time at our discretion, based on ongoing assessments of our capital needs, the market price of our common stock and general market conditions. The Company will fund the share repurchase program with cash from operations.

In September 2017, our Board of Directors approved a share repurchase program authorizing us to purchase up to $20 million of our outstanding common stock in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, through December 31, 2018.

Since September 2017, we repurchased 100,941 shares of our common stock pursuant to this program through March 31, 2018 at an aggregate cost of approximately $2.9 million.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1	Employment agreement, dated as of February 22, 2018 by and between the Company and Stephen J. Donaghy (1)

10.2	Employment agreement, dated as of February 22, 2018 by and between the Company and Frank C. Wilcox (1)

10.3	Employment agreement, dated as of February 22, 2018 by and between the Company and Kimberly D. Cooper (1)

10.4	Employment agreement, dated as of April 11, 2018 by and between the Company and Jon W. Springer (2)

15.1	Accountants’ Acknowledgment

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS-XBRL	Instance Document

101.SCH-XBRL	Taxonomy Extension Schema Document

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document

-----------

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 27, 2018.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: April 27, 2018	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

Date: April 27, 2018	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer