Form 10-Q
period 2018-06-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2018-07-27
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,872,073 shares of common stock, par value $0.01 per share, outstanding on July 23, 2018.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2018 and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2018 and 2017.   These interim financial statements are the responsibility of the Company’s management.

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

July 27, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Available-for-sale debt securities	$656,762	$639,334
Available-for-sale short-term investments	—	10,000
Equity securities	70,866	62,215
Investment real estate, net	19,539	18,474
Total invested assets	747,167	730,023

Cash and cash equivalents	311,088	213,486
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	310,618	132,806
Reinsurance recoverable	117,851	182,405
Reinsurance receivable, net	1,402	—
Premium receivable, net	67,186	56,500
Property and equipment, net	34,792	32,866
Deferred policy acquisition costs	88,756	73,059
Income taxes recoverable	11,839	9,472
Deferred income tax asset, net	177	9,286
Other assets	17,766	12,461
Total assets	$1,711,277	$1,454,999
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$151,916	$248,425
Unearned premiums	608,921	532,444
Advance premium	38,230	26,216
Accounts payable	2,778	2,866
Book overdraft	2,982	36,715
Reinsurance payable, net	341,912	110,381
Dividends payable	5,638	—
Other liabilities and accrued expenses	54,695	45,096
Long-term debt	12,132	12,868
Total liabilities	1,219,204	1,015,011

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	463	458
Authorized shares - 55,000
Issued shares - 46,257 and 45,778
Outstanding shares - 34,872 and 34,735
Treasury shares, at cost - 11,385 and 11,043	(116,239)	(105,123)
Additional paid-in capital	85,925	86,186
Accumulated other comprehensive income (loss), net of taxes	(9,161)	(6,281)
Retained earnings	531,085	464,748
Total stockholders' equity	492,073	439,988
Total liabilities and stockholders' equity	$1,711,277	$1,454,999

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$342,781	$296,191	$612,765	$541,606
Change in unearned premium	(68,754)	(51,568)	(76,477)	(60,608)
Direct premium earned	274,027	244,623	536,288	480,998
Ceded premium earned	(81,755)	(75,614)	(161,439)	(150,430)
Premiums earned, net	192,272	169,009	374,849	330,568
Net investment income (expense)	5,786	3,223	10,571	5,927
Net realized gains (losses) on sale of securities	145	1,710	(2,496)	1,647
Net change in unrealized gains (losses) of equity securities	(1,521)	—	(6,630)	—
Commission revenue	5,709	4,644	10,980	9,242
Policy fees	5,764	5,250	10,539	9,733
Other revenue	1,633	1,651	3,475	3,244
Total premiums earned and other revenues	209,788	185,487	401,288	360,361
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	89,842	80,184	165,768	150,754
General and administrative expenses	58,698	57,380	122,573	114,313
Total operating costs and expenses	148,540	137,564	288,341	265,067
INCOME BEFORE INCOME TAXES	61,248	47,923	112,947	95,294
Income tax expense	15,164	18,547	26,808	34,719
NET INCOME	$46,084	$29,376	$86,139	$60,575
Basic earnings per common share	$1.32	$0.84	$2.47	$1.73
Weighted average common shares outstanding - Basic	34,909	34,959	34,874	35,049
Diluted earnings per common share	$1.29	$0.82	$2.42	$1.68
Weighted average common shares outstanding - Diluted	35,589	35,958	35,636	36,061
Cash dividend declared per common share	$0.14	$0.14	$0.28	$0.28

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$46,084	$29,376	$86,139	$60,575
Other comprehensive income (loss), net of taxes	(1,849)	1,486	(5,899)	3,950
Comprehensive income	$44,235	$30,862	$80,240	$64,525

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$158,081	$140,965
Cash flows from investing activities:
Proceeds from sale of property and equipment	17	15
Purchases of property and equipment	(4,024)	(2,757)
Purchases of equity securities	(19,106)	(13,275)
Purchases of available-for-sale debt securities	(205,738)	(67,517)
Purchases of investment real estate, net	(1,269)	(3,759)
Proceeds from sales of equity securities	4,127	56,971
Proceeds from sales of available-for-sale debt securities	119,222	6,507
Maturities of available-for-sale debt securities	64,480	39,144
Maturities of available-for-sale short-term investments	10,000	5,000
Net cash provided by (used in) investing activities	(32,291)	20,329
Cash flows from financing activities:
Preferred stock dividend	(5)	(5)
Common stock dividend	(9,821)	(9,803)
Issuance of common stock for stock option exercises	73	—
Purchase of treasury stock	(11,116)	(8,919)
Payments related to tax withholding for share-based compensation	(6,583)	(1,367)
Repayment of debt	(736)	(1,435)
Net cash provided by (used in) financing activities	(28,188)	(21,529)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	97,602	139,765
Balance, beginning of period	216,121	108,365
Balance, end of period	$313,723	$248,130

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$311,088	$213,486
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$313,723	$216,121

(1)	See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in seventeen states as of June 30, 2018, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

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

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to improve the recognition and measurement of financial instruments. The new ASU requires certain investments in equity securities to be measured at fair value with changes in fair value reported in earnings and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in Other Comprehensive Income (“OCI”). The Company adopted this ASU effective January 1, 2018 using the modified retrospective transition method and recorded a cumulative effect adjustment of $3.6 million to the Condensed Consolidated Balance Sheets to reclassify unrealized losses on investments in equity securities to retained earnings from other comprehensive income. The adoption of this ASU also resulted in the recognition of the change in unrealized gains and losses for equity security investments as a separate component in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2018.

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

In February 2018, the FASB revised U.S. GAAP, Comprehensive Income (Topic 220), with the issuance of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in response to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on December 22, 2017.  The new ASU permits a company to reclassify the disproportionate income tax effects of the Tax Act on items within accumulated other comprehensive income (“AOCI”) to retained earnings and requires certain new disclosures. The Company adopted this guidance effective January 1, 2018 and made an election to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. Retained earnings were reduced by approximately $0.6 million due to this reclassification. The reclassification represents the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances at the date of enactment of the Tax Act related to items remaining in accumulated other comprehensive income. The Company follows an aggregate portfolio approach and considers that it had two portfolios, an available for sale debt equity portfolio and an available for sale equity portfolio, the disproportionate tax effects relating to the available for sale equity portfolio were included in the transition adjustment when adopting ASU 2016-01.

3. Investments

Securities Available for Sale

The following table provides the amortized cost and fair value of debt and short-term investment securities available for sale as of the dates presented (in thousands):

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$59,086	$—	$(1,374)	$57,712
Corporate bonds	339,730	424	(6,190)	333,964
Mortgage-backed and asset-backed securities	242,492	31	(5,091)	237,432
Municipal bonds	15,798	—	(81)	15,717
Redeemable preferred stock	11,762	318	(143)	11,937
Total	$668,868	$773	$(12,879)	$656,762

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$60,481	$—	$(877)	$59,604
Corporate bonds	228,336	476	(1,308)	227,504
Mortgage-backed and asset-backed securities	221,956	19	(2,523)	219,452
Municipal bonds	120,883	599	(1,187)	120,295
Redeemable preferred stock	12,059	485	(65)	12,479
Short-term investments	10,000	—	—	10,000
Total	$653,715	$1,579	$(5,960)	$649,334

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	June 30, 2018		December 31, 2017 (1)
		% of Total		% of Total
Credit Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$310,359	47.3%	$317,313	48.9%
AA	73,207	11.1%	129,573	20.0%
A	182,479	27.8%	146,749	22.6%
BBB	87,007	13.3%	51,020	7.8%
BB+ and Below	114	0.0%	1,569	0.2%
No Rating Available	3,596	0.5%	3,110	0.5%
Total	$656,762	100.0%	$649,334	100.0%

(1)	The credit ratings in the table above have been reclassified from the prior periods’ consolidated financial statements to conform to the current periods’ presentation.

The table above includes credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service,

Inc. and Fitch Ratings, Inc. The Company modified the presentation of this table by presenting the highest rating of the three rating agencies for each investment position.

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	June 30, 2018		December 31, 2017
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed Securities:
Agency	$140,252	$137,247	$118,014	$116,014
Non-agency	29,023	28,608	17,676	17,488
Asset-backed Securities:
Auto loan receivables	30,187	29,845	35,105	34,962
Credit card receivables	16,258	16,074	38,844	38,719
Other receivables	26,772	25,658	12,317	12,269
Total	$242,492	$237,432	$221,956	$219,452

The following table summarizes the fair value and gross unrealized losses on available-for-sale debt securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (dollars in thousands):

	June 30, 2018
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Debt Securities:
U.S. government obligations and agencies	9	$35,148	$(608)	8	$22,564	$(766)
Corporate bonds	346	266,868	(5,103)	33	31,018	(1,087)
Mortgage-backed and asset-backed securities	100	135,607	(2,172)	61	84,444	(2,919)
Municipal bonds	7	3,521	(81)	—	—	—
Redeemable preferred stock	66	3,808	(143)	—	—	—
Total	528	$444,952	$(8,107)	102	$138,026	$(4,772)

	December 31, 2017
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Debt Securities:
U.S. government obligations and agencies	7	$35,464	$(301)	9	$24,140	$(576)
Corporate bonds	159	142,208	(792)	39	29,796	(516)
Mortgage-backed and asset-backed securities	83	137,481	(955)	37	70,218	(1,568)
Municipal bonds	36	28,265	(246)	30	48,370	(941)
Redeemable preferred stock	21	2,464	(65)	—	—	—
Total	306	$345,882	$(2,359)	115	$172,524	$(3,601)

Evaluating Investments for Other Than Temporary Impairment (“OTTI”)

As of June 30, 2018, the Company held available-for-sale debt securities that were in an unrealized loss position as presented in the table above. For available-for-sale debt securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For available-for-sale debt securities, the Company considers whether it has the intent and ability to hold the available-for-sale debt securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe that we will recover the amortized cost basis of our available-for-sale debt securities. We continually monitor the credit quality of our investments in available-for-sale debt securities to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the available-for-sale debt securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses of the available-for-sale debt securities as of June 30, 2018 are other than temporary.

 The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	June 30, 2018
	Amortized Cost	Fair Value
Due in one year or less	$49,496	$49,286
Due after one year through five years	216,335	211,886
Due after five years through ten years	124,206	121,788
Due after ten years	24,577	24,433
Mortgage-backed and asset-backed securities	242,492	237,432
Perpetual maturity securities	11,762	11,937
Total	$668,868	$656,762

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$68,875	$30,822	$193,702	$50,651
Equity securities	$3,082	$54,471	$4,127	$56,971
Gross realized gains on sale of securities:
Available-for-sale debt securities	$10	$28	$317	$28
Equity securities	$177	$1,785	$301	$1,785
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(42)	$(4)	$(3,114)	$(40)
Equity securities	$—	$(99)	$—	$(126)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Available-for-sale debt securities	$4,095	$3,206	$7,795	$5,916
Equity securities	711	338	1,294	720
Available-for-sale short-term investments	56	7	145	22
Other (1)	1,605	188	2,659	332
Total investment income	6,467	3,739	11,893	6,990
Less: Investment expenses (2)	(681)	(516)	(1,322)	(1,063)
Net investment (expense) income	$5,786	$3,223	$10,571	$5,927

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes bank fees, investment accounting and advisory fees, and expenses associated with real estate investments.

Equity Securities

The following table presents the portion of unrealized gains and losses related to equity securities for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net gains and (losses) recognized during the period on equity securities	$(1,344)	$1,686	$(6,329)	$1,659
Less: Net (gains) and losses recognized during the period on equity securities sold during the period	(177)	(1,686)	(301)	(1,659)
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting period	$(1,521)	$—	$(6,630)	$—

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	June 30, 2018	December 31, 2017
Income Producing:
Investment real estate (1)	$14,619	$6,918
Less: Accumulated depreciation	(664)	(460)
	13,955	6,458
Non-Income Producing:
Properties under development (1)	5,584	12,016
Investment real estate, net	$19,539	$18,474

(1) During the six months ended June 30, 2018, the Company transferred $7.4 million from properties under development to investment real estate.

Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation expense on investment real estate	$101	$44	$204	$89

4. Reinsurance

The Company seeks to reduce their risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1st of each year. The Company’s current reinsurance programs consist of catastrophe excess of loss reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for certain retained loss amounts before reinsurance attaches and insured losses related to catastrophes and other events that exceed coverage provided by their reinsurance programs. The Company remains responsible for the settlement of insured losses irrespective of whether any of their reinsurers fail to make payments otherwise due.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the Company’s reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of June 30, 2018			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	June 30,	December 31,
Reinsurer	Company	Services	Service, Inc.	2018	2017
Lloyd's of London Syndicate	A	A+	n/a	$33,966	$—
Allianz Risk Transfer	A+	AA-	n/a	18,406	105,573
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	—	52,054
Renaissance Reinsurance Ltd	n/a	n/a	n/a	—	22,545
Total (2)				$52,372	$180,172

(1)	No rating is available, because the fund is not rated.
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

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended June 30,
	2018			2017
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$342,781	$274,027	$246,622	$296,191	$244,623	$85,656
Ceded	(339,251)	(81,755)	(156,780)	(311,338)	(75,614)	(5,472)
Net	$3,530	$192,272	$89,842	$(15,147)	$169,009	$80,184

	Six Months Ended June 30,
	2018			2017
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$612,765	$536,288	$323,261	$541,606	$480,998	$156,439
Ceded	(339,251)	(161,439)	(157,493)	(311,524)	(150,430)	(5,685)
Net	$273,514	$374,849	$165,768	$230,082	$330,568	$150,754

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid reinsurance premiums	$310,618	$132,806
Reinsurance recoverable on paid losses and LAE	$21,002	$—
Reinsurance recoverable on unpaid losses and LAE	96,849	182,405
Reinsurance receivable, net	1,402	—
Reinsurance recoverable and receivable	$119,253	$182,405

5. Insurance Operations

Deferred Policy Acquisition Costs

The Company defers certain costs relating to written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
DPAC, beginning of period	$78,007	$66,524	$73,059	$64,912
Capitalized Costs	50,430	39,898	92,369	73,654
Amortization of DPAC	(39,681)	(32,831)	(76,672)	(64,975)
DPAC, end of period	$88,756	$73,591	$88,756	$73,591

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

In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2017, UPCIC has the capacity to pay ordinary dividends of $36.2 million during 2018. APPCIC does not currently meet the earnings or surplus regulatory requirements to pay ordinary dividends during 2018. For the six months ended June 30, 2018, no dividends were paid from UPCIC or APPCIC to UVECF.

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

	June 30,	December 31,
	2018	2017
Ten percent of total liabilities
UPCIC	$86,454	$72,633
APPCIC	$624	$572
Statutory capital and surplus
UPCIC	$340,933	$307,686
APPCIC	$16,278	$16,633

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of June 30, 2018. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The following table summarizes combined net income for UPCIC and APPCIC determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Combined net income	$29,244	$31,433	$43,722	$43,194

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	June 30,	December 31,
	2018	2017
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,908	$3,910

6. Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance at beginning of period	$129,637	$31,463	$248,425	$58,494
Less: Reinsurance (recoverable)/payable	(70,351)	2,353	(182,405)	(106)
Net balance at beginning of period	59,286	33,816	66,020	58,388
Incurred (recovered) related to:
Current year	87,532	79,075	163,502	149,549
Prior years	2,310	1,109	2,266	1,205
Total incurred	89,842	80,184	165,768	150,754
Paid related to:
Current year	50,572	62,141	67,979	85,031
Prior years	43,373	30,607	108,626	102,859
Total paid	93,945	92,748	176,605	187,890
Net balance at end of period	55,183	21,252	55,183	21,252
Plus: Reinsurance recoverable/(payable)	96,733	1,393	96,733	1,393
Balance at end of period	$151,916	$22,645	$151,916	$22,645

The Company’s losses incurred for the three and six months ended June 20, 2018 include prior year net reserve development of $2.3 million which was principally caused by loss reserve development of $5.3 million on a direct basis ($2.6 million on a net basis) for the fourth quarter 2016 storm, Hurricane Matthew. Reserve strengthening on Hurricane Matthew is based on our revised estimate to settle the remaining 78 open claims. The three and six months ended June 30, 2017 included prior year loss reserve development of $6.6 million on a direct basis ($1.1 million on a net basis), also reflecting strengthening of reserves for the fourth quarter 2016 storm, Hurricane Matthew.

Also, during the second quarter in 2018, the Company increased its estimate of ultimate losses on the third quarter 2017 storm Hurricane Irma to $603.5 million for both Insurance Entities from $447.4 million recorded in the first quarter in 2018. The prior year development of $156.1 million in gross losses resulted in a net retention benefit of $0.3 million after cessions to the Company’s reinsurers. The increase in the ultimate loss and LAE for Hurricane Irma was the result of continuation of new reported claims and the aggressive nature of plaintiff attorneys on claims in Florida.

7. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2018	2017
Surplus note	$12,132	$12,868

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index.

UPCIC was in compliance with the terms of the surplus note as of June 30, 2018.

8. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the six months ended June 30, 2018 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2017	45,778	(11,043)	34,735
Shares repurchased	—	(342)	(342)
Vesting of performance share units	127	—	127
Stock option exercises	1,156	—	1,156
Restricted stock grants	50	—	50
Shares acquired through cashless exercise (1)	—	(854)	(854)
Shares cancelled	(854)	854	—
Balance, as of June 30, 2018	46,257	(11,385)	34,872

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or performance share units vested. These shares have been cancelled by the Company.

In September 2017, UVE’s Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18, up to $20 million of the Company’s outstanding shares of common stock through December 31, 2018. During the six months ended June 30, 2018, UVE repurchased 342,749 shares, at an aggregate price of approximately $11.1 million, pursuant to such repurchase program.

Dividends

The following table summarizes the dividends declared and paid by the Company:

	Dividend	Shareholders	Dividend	Cash Dividend
2018	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	January 22, 2018	February 28, 2018	March 12, 2018	$0.14
Second Quarter	April 12, 2018	April 27, 2018	May 4, 2018	$0.14
Third Quarter	May 29, 2018	July 2, 2018	July 16, 2018	$0.16

9. Income Taxes

During the three months ended June 30, 2018 and 2017, the Company recorded approximately $15.2 million and $18.5 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended June 30, 2018 was 24.8% compared to a 38.7% ETR for the same period in 2017.

During the six months ended June 30, 2018 and 2017, the Company recorded approximately $26.8 million and $34.7 million of income tax expense, respectively. The ETR for the six months ended June 30, 2018 was 23.7% compared to a 36.4% ETR for the same period in 2017.

In arriving at these rates, the Company considers a variety of factors including the forecasted full year pre-tax results, the U.S. federal tax rate, expected non-deductible expenses, and estimated state income taxes. The Company’s final ETR for the full year will be dependent on the level of pre-tax income, discrete items, the apportionment of taxable income among state tax jurisdictions and the extent of non-deductible expenses in relation to pre-tax income.

Income tax expense for the three months ended June 30, 2018 included a net credit for discrete items of $0.6 million primarily driven by the excess tax benefits resulting from stock-based compensation awards that were exercised during the second quarter of 2018, benefitting the current quarter’s ETR. For the second quarter of 2017, there were no discrete items.

Income tax expense for the six months ended June 30, 2018 included a net credit of $2.3 million primarily driven by the excess tax benefits resulting from stock-based compensation awards that had vested and/or were exercised during that period. The prior year’s discrete items for the six months ended June 30, 2017 were $0.8 million for excess tax benefits resulting from stock-based compensation awards that had vested and/or were exercised during that period, and a credit to income tax expense of $1.2 million resulting from anticipated recoveries of income taxes paid for the 2014-2015 tax years.

The Company's income tax provision for the current reporting period reflects an estimated annual ETR of 25.7%, calculated before the impact of discrete items. The statutory tax rate consists of a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 3.7%. The difference in the statutory tax rate, 24.7%, and the annual ETR, 25.7%, is largely attributable to the new tax law’s impact on Internal Revenue Code Section 162(m). The effect of reporting discrete items in the three months and six months ended June 30, 2018 amounts to an additional decrease to the annual ETR rate of 1.0% and 2.0%, respectively, resulting in a total estimated ETR of 24.8% and 23.7%, respectively.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2014 through 2016 tax years are still subject to examination by the Internal Revenue Service and various tax years remain open to examination in certain state jurisdictions. In February 2018, the Company received notification from the Internal Revenue Service with respect to an examination of the 2015 tax return. The Company is anticipating no adjustments from the examination which is expected to conclude in the third quarter of 2018.

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

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator for EPS:
Net income	$46,084	$29,376	$86,139	$60,575
Less: Preferred stock dividends	(2)	(2)	(5)	(5)
Income available to common stockholders	$46,082	$29,374	$86,134	$60,570
Denominator for EPS:
Weighted average common shares outstanding	34,909	34,959	34,874	35,049
Plus: Assumed conversion of share-based compensation (1)	655	974	737	987
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	35,589	35,958	35,636	36,061
Basic earnings per common share	$1.32	$0.84	$2.47	$1.73
Diluted earnings per common share	$1.29	$0.82	$2.42	$1.68

(1)	Represents the dilutive effect of unvested restricted stock, unvested performance share units and unexercised stock options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(2,488)	$(618)	$(1,870)	$4,116	$1,574	$2,542
Less: Reclassification adjustment for (gains) losses realized in net income	32	11	21	(1,710)	(654)	(1,056)
Other comprehensive income (loss)	(2,456)	(607)	(1,849)	2,406	920	1,486
Reclassification adjustments to retained earnings (1)	—	—	—	—	—	—
Change in accumulated other comprehensive income (loss)	$(2,456)	$(607)	$(1,849)	$2,406	$920	$1,486

	Six Months Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(10,522)	$(2,507)	$(8,015)	$8,041	$3,074	$4,967
Less: Reclassification adjustment for (gains) losses realized in net income	2,797	681	2,116	(1,647)	(630)	(1,017)
Other comprehensive income (loss)	(7,725)	(1,826)	(5,899)	6,394	2,444	3,950
Reclassification adjustments to retained earnings (1)	5,830	2,811	3,019	—	—	—
Change in accumulated other comprehensive income (loss)	$(1,895)	$985	$(2,880)	$6,394	$2,444	$3,950

(1)

This amount represents reclassifications to retained earnings associated with the disproportional income tax effects of the Tax Act on items within AOCI and Unrealized Losses in AOCI relating to Available for Sale equity security investments. See “—Note 2 — Significant Accounting Policies – Recently Adopted Accounting Pronouncements” for more information.

The following table provides the reclassifications adjustment for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement
Income (Loss) Components	2018	2017	2018	2017	Where Net Income is Presented
Unrealized gains (losses) on available-for-sale debt securities
	$(32)	$1,710	$(2,797)	$1,647	Net realized gains (losses) sale of securities
	11	(654)	681	(630)	Income taxes
Total reclassification for the period	$(21)	$1,056	$(2,116)	$1,017	Net of tax

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

The following tables set forth by level within the fair value hierarchy the Company’s assets that were measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	June 30, 2018
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
Fixed Maturities:
U.S. government obligations and agencies	$—	$57,712	$—	$57,712
Corporate bonds	—	333,964	—	333,964
Mortgage-backed and asset-backed securities	—	237,432	—	237,432
Municipal bonds	—	15,717	—	15,717
Redeemable preferred stock	—	11,937	—	11,937
Equity Securities:
Common stock	22,320	—	—	22,320
Mutual funds	48,546	—	—	48,546
Total assets accounted for at fair value	$70,866	$656,762	$—	$727,628

	Fair Value Measurements
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
Fixed Maturities:
U.S. government obligations and agencies	$—	$59,604	$—	$59,604
Corporate bonds	—	227,504	—	227,504
Mortgage-backed and asset-backed securities	—	219,452	—	219,452
Municipal bonds	—	120,295	—	120,295
Redeemable preferred stock	—	12,479	—	12,479
Equity Securities:
Common stock	18,811	—	—	18,811
Mutual funds	43,404	—	—	43,404
Available-for-sale short-term investments	—	10,000	—	10,000
Total assets accounted for at fair value	$62,215	$649,334	$—	$711,549

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments that are not carried at fair value as of the dates presented (in thousands):

	June 30, 2018		December 31, 2017
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$12,132	$10,823	$12,868	$11,630

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of June 30, 2018.

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
•

Our financial condition and operating results and the financial condition and operating results of our Insurance Entities (as defined below) may be adversely affected by the cyclical nature of the property and casualty business,

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

Overview

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the Company”) is the largest private personal residential insurance company in Florida by direct written premium in-force, with approximately 10.3% market share as of March 31, 2018, according to the most recent data reported by the Florida Office of Insurance Regulation (“FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), currently write personal residential insurance policies, predominantly in Florida with $529.5 million in direct written premium for the six months ended June 30, 2018. UPCIC also writes residential homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, and Virginia with $83.3 million in direct written premium for the six months ended June 30, 2018. UPCIC is also licensed to issue policies in Illinois, Iowa, and West Virginia. APPCIC also is currently writing Fire, Commercial Multi-Peril, and Other Liability lines of business in Florida. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct written premium tends to increase just prior to the second quarter of our fiscal year and tends to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary, Blue Atlantic Reinsurance, on reinsurance it places for the Insurance Entities; policy fees collected from policyholders by our managing general agent subsidiary, Universal Risk Advisors; earnings from claims handling on ceded claims by our subsidiary, Universal Adjusting Corporation (“UAC”); and financing fees charged to policyholders who choose to defer premium payments. We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 9,200 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated structure, expand our independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service to our policyholders and reinsurers through our vertically integrated structure. We believe each of these strategies has contributed to an increase in earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our results for the three and six months ended June 30, 2018 compared to the same periods in 2017.

Our overall organic growth strategy emphasizes taking prudent measures to increase our footprint, grow our policy count and improve the quality of our business rather than merely increasing our market share. Our focus on long-term capital strength and organic growth allows us to be selective in the risks we accept. Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of organically expanding our premium growth through our independent agent distribution network and through our unique direct-to-consumer online platform called Universal DirectSM (which enables homeowners to directly purchase, pay for and bind homeowners policies online without the need to directly interface with any intermediaries), streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new local relationships and business, and we take the time to learn about each new market and any of its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from many of our competitors that have grown in recent years primarily through assumption of policies from Citizens Property Insurance Corporation, Florida’s statutory residual property insurance market and through mergers and acquisitions.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states for over three years. The percentage of our total insured value for states outside of Florida increased from 23.7% as of June 30, 2017 to 28.9% as of June 30, 2018. The following table provides direct written premium for Florida and other states for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended
	June 30, 2018		June 30, 2017		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$295,337	86.2%	$261,430	88.3%	$33,907	13.0%
Other states	47,444	13.8%	34,761	11.7%	12,683	36.5%
Total	$342,781	100.0%	$296,191	100.0%	$46,590	15.7%

	For the Six Months Ended
	June 30, 2018		June 30, 2017		Growth year over year
State	Direct Written Premium	%	Direct Written Premium	%	$	%
Florida	$529,515	86.4%	$479,868	88.6%	$49,647	10.3%
Other states	83,250	13.6%	61,738	11.4%	21,512	34.8%
Total	$612,765	100.0%	$541,606	100.0%	$71,159	13.1%

Second-Quarter 2018 Highlights

•	Gross direct written premiums overall grew by $46.6 million, or 15.7%, to $342.8 million compared to the second quarter in 2017.
•	Total direct written premium rate of growth improved from 8.9% in 2017 to 15.7% in 2018, quarter over quarter.
•	Net earned premiums grew by $23.3 million, or 13.8%, to $192.3 million compared to the second quarter in 2017.
•	Total revenues increased by $24.3 million, or 13.1%, to $209.8 million compared to the second quarter in 2017.
•	Loss ratio improved from 47.4% as of the end of the second quarter in 2017 to 46.7% as of the end of the second quarter in 2018.
•	Expense ratio improved from 33.9% as of the end of the second quarter in 2017 to 30.4% as of the end of the second quarter in 2018.
•	UAC generated $8.4 million of estimated pretax profits principally from the handling of Hurricane Irma claims.
•	Primarily as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), our effective tax rate decreased from 38.7% in 2017 to 24.8% in 2018.
•	Completed negotiation and execution of contracts representing our 2018 – 2019 reinsurance program.
•	Declared and paid dividends of $0.14 per share during the second quarter in 2018 and declared dividends of $0.16 per share payable in the third quarter in 2018.
•	Repurchased 250,000 shares during the quarter at an aggregate cost of $8.4 million pursuant to the Company’s 2018 share repurchase program.
•	Wrote our first policy in New Hampshire.

UPCIC’s 2018-2019 Reinsurance Program

Third-Party Reinsurance

Our annual reinsurance program, which is segmented into layers of coverage, as is industry practice, protects us against excess property catastrophe losses. Our 2018-2019 reinsurance program includes the mandatory coverage required by law to be placed with the Florida Hurricane Catastrophe Fund (“FHCF”), in which we have elected to participate at 90%, the highest level, and also includes private reinsurance below, alongside and above the FHCF layer. In placing our 2018-2019 reinsurance program, we obtained multiple years of coverage for an additional portion of the program. We believe this multi-year arrangement will allow us to capitalize on favorable pricing and contract terms and conditions and allow us to mitigate uncertainty with respect to the price of future reinsurance coverage, one of our largest costs.

The total cost of UPCIC’s private catastrophe reinsurance program for all states as described below, effective June 1, 2018 through May 31, 2019, is $175.30 million. In addition, UPCIC has purchased reinstatement premium protection as described below, the cost of which is $14.97 million. The largest private participants in UPCIC’s reinsurance program include leading reinsurance companies and providers such as Nephila Capital, Everest Re, RenaissanceRe, Chubb Tempest Re and Lloyd’s of London syndicates.

UPCIC’s Retention

UPCIC has a net retention of $35 million per catastrophe event for losses incurred, in all states, up to a first event loss of $3.00 billion. UPCIC also purchases a separate underlying catastrophe program to further reduce its retention for all losses occurring in any state other than Florida (the “Other States Reinsurance Program”). UPCIC retains only $5 million under its Other States Reinsurance Program in the first event, $3 million in the second event and only $1 million under its Other States Reinsurance Program for the third through fifth events. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.

First Layer

Immediately above UPCIC’s net retention, we have reinsurance coverage from third-party reinsurers for up to four separate catastrophic events, for all states. Specifically, we have purchased reinsurance coverage for the first and third catastrophic events, and each such coverage allows for one reinstatement upon the payment of reinstatement premiums, which would cover the second and fourth catastrophic events. This coverage has been obtained from four contracts as follows:

•	59% of $76 million in excess of $35 million provides coverage for the 2018-2019 period;
•	20% of $55 million in excess of $35 million provides coverage on a multi-year basis through May 31, 2021;
•	21% of $55 million in excess of $35 million provides coverage for the 2018-2019 period; and
•

100% of $76 million in excess of $35 million and in excess of $152 million otherwise recoverable (from the first and second events) provides the third and fourth event coverage for the 2018-2019 period.

For the first three contracts above, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of these coverages. All of these contracts extend coverage to all states.

Second Layer

Above the first layers, for losses exceeding $90 million and $111 million, we have purchased a second layer of coverage for losses up to $445 million – in other words, for the next $355 or $334 million of losses. This coverage has been obtained from three contracts as follows:

•	58% of $355 million in excess of $90 million provides coverage on a multi-year basis through May 31, 2020;
•	19.5% of $334 million in excess of $111 million provides coverage on a multi-year basis through May 31, 2021; and
•	22.5% of $334 million in excess of $111 million provides coverage for the 2018-2019 period.

In these layers, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of these coverages. All of these contracts extend coverage to all states.

Third Layer

Above the first and second layers, we have purchased a third layer of coverage for losses up to $529 million – in other words, for the next $84 million of losses. This coverage was obtained from two contracts as follows:

•	65% of $84 million in excess of $445 million provides coverage on a multi-year basis through May 31, 2021; and
•	35% of $84 million in excess of $445 million provides coverage for the 2018-2019 period.

In these layers, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of these coverages. Both of these contracts extend coverage to all states.

Fourth Layer

Above the first, second and third layers, we have purchased a fourth layer of coverage for losses up to $635 million – in other words, for the next $106 million of losses. This coverage was obtained from two contracts as follows:

•	65% of $106 million in excess of $529 million provides coverage for the 2018-2019 period; and
•	35% of $106 million in excess of $529 million provides coverage for the 2018-2019 period.

In these layers, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of these coverages. Both of these contracts extend coverage to all states.

Fifth Layer

Above the first, second, third and fourth layers, we have purchased a fifth layer of coverage for losses up to $680 million – in other words, for the next $45 million of losses. This coverage was obtained from two contracts as follows:

•	65% of $45 million in excess of $635 million provides coverage on a multi-year basis through May 31, 2021; and
•	35% of $45 million in excess of $635 million provides coverage for the 2018-2019 period.

In these layers, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of these coverages. Both of these contracts extend coverage to all states.

Sixth and Seventh Layers

In the sixth and seventh layers, we have purchased reinsurance for $218 million of coverage in excess of $680 million in losses incurred by us (net of the FHCF layer), and $140 million of coverage in excess of $898 million (net of the FHCF layer), respectively, for a total of $1.0 billion of coverage (net of the FHCF layer) by third-party reinsurers. In these layers, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of these coverages. Both of these contracts extend coverage to all states.

UPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second, third, fourth, fifth, sixth and seventh reinsurance layers all attach at $111 million. Any layers above the $111 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. This means that, unless losses exhaust the top layer of our coverage, we are exposed to only $35 million in losses, pre-tax, per catastrophe for each of the first four events. In addition to tax benefits that could reduce our ultimate loss, we anticipate that certain fees paid to our subsidiary service providers by our Insurance Entities and, indirectly, our reinsurers, would also increase during an active hurricane season.

Other States Reinsurance Program

The total cost of UPCIC’s private catastrophe reinsurance program for other states as described below, effective June 1, 2018 through May 31, 2019, is $9.74 million. In addition, UPCIC has purchased reinstatement premium protection as described below, the cost of which is $2.25 million.

Effective June 1, 2018 through June 1, 2019, under an excess catastrophe contract specifically covering risks located outside the state of Florida and intended to further reduce UPCIC’s $35 million net retention, as noted above, UPCIC has obtained catastrophe coverage of $30 million in excess of $5 million covering certain loss occurrences, including hurricanes, in states outside of Florida. This catastrophe coverage has a second full limit available with additional premium calculated pro rata as to amount and 100% as to time, as applicable. For this catastrophe coverage, which is placed in three layers, to the extent that all of our coverage or a portion thereof is exhausted in a catastrophic event and reinstatement premium is due, we have purchased reinstatement premium protection to pay the required premium necessary for the reinstatement of this coverage. All catastrophe layers are placed with a cascading feature so that all capacity could be made available in excess of $5 million under certain loss scenarios. Further, UPCIC purchased subsequent catastrophe event excess of loss reinsurance specifically covering risks outside of Florida to cover certain levels of loss through five catastrophe events including hurricanes. Specifically, UPCIC obtained catastrophe coverage that covers 100% of $4,000,000 excess of $1,000,000 in excess of $6,000,000 otherwise recoverable. This coverage has two and a half free reinstatements and a total of $14,000,000 of coverage available to UPCIC.

In certain circumstances involving a first catastrophic event impacting both Florida and other states, UPCIC’s retention could result in pre-tax net liability as low as $5,000,000 – the $35 million net retention under the all states reinsurance program could be offset by as much as $30 million in coverage under the Other States Reinsurance Program – or 1.5% of UPCIC’s statutory policyholders’ surplus as of June 30, 2018.

FHCF

UPCIC’s third-party reinsurance program supplements the FHCF coverage we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2018, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $2.18 billion, or $1.96 billion, in excess of $680 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2018 hurricane season is $128.3 million.

Coverage purchased from third-party reinsurers, as described above, adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our Florida portfolio due to a land falling hurricane.

The third-party reinsurance we purchase for UPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, UPCIC has reinsurance coverage of up to $3.00 billion for the first event, as illustrated by the graphic below. Should a catastrophic event occur, we would retain up to $35 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

All States 1st Event

$3,000M
$2,860M
$680M
$635M
$529M
$445M
$111M
$90M
$35M
100% of $140M xs $898M* (1 reinstatement) All States
Est. Mandatory FHCF 90% of $2,180M xs $680M (Florida only)
100% of $218M xs $680M* (1 reinstatement) All States
65% Multi-Year (placed through May 31, 2021)* (1 reinstatement/RPP for UPCIC) All States
35% of $45M xs $635M* (1 reinstatement/RPP for UPCIC) All States
Multi-Year (Year 3 of 3)* 65% of $106M xs $529M (1 reinstatement/RPP for UPCIC) All States
35% $106M xs $529M* (1 reinstatement/RPP for UPCIC) All States
65% Multi-Year* (placed through May 31, 2021) (1 reinstatement/RPP for UPCIC) All States
35% of $84M xs $445M* (1 reinstatement/RPP for UPCIC) All States
19.5% Multi-Year (placed through May 31, 2021) (1 reinstatement/RPP for UPCIC All States
22.5% of $334M xs $111M (1 reinstatement/RPP for UPCIC) All States
Multi-Year (placed through May 31, 2020) 58% of $355M xs $90M (1 reinstatement/RPP for UPCIC) All States
Multi-Year (Year 3 of 3) 59% of $76M xs $35M (1 Reinstatement/RPP for UPCIC) All States
21% of $55M x $35M (1 reinstatement/RPP for UPCIC) All States
20% Multi-Year (Placed through May 31, 2021) (1 reinstatement/RPP for UPCIC) All States
Net Retention $35M

* Layer cascades to $111M

Non-Florida 1st Event

APPCIC’s 2018-2019 Reinsurance Program

Third-Party Reinsurance

The total cost of APPCIC’s private catastrophe and multiple line excess reinsurance program, effective June 1, 2018 through May 31, 2019, is $2.27 million. In addition, APPCIC has purchased reinstatement premium protection as described below, the cost of which is $103,950. The largest private participants in APPCIC’s reinsurance program include leading reinsurance companies such as Everest Re, Chubb Tempest Re, Hiscox, Hannover Ruck, and Lloyd’s of London syndicates.

APPCIC’s Retention

APPCIC has a net retention of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $36.2 million. This retention amount is gross of any potential tax benefit we would receive in paying such losses.

First Layer

Immediately above APPCIC’s net retention we have $4.2 million of reinsurance coverage from third-party reinsurers. Specifically, we have purchased reinsurance coverage for the first event, and such coverage allows for one reinstatement upon the payment of reinstatement premiums, which would cover the second and potentially more catastrophic events. We have purchased reinstatement premium protection to pay the required premium necessary for the initial reinstatement of this coverage for a second catastrophic event.

Second, Third and Fourth Layers

In the second, third and fourth layers, we have purchased reinsurance for $2.0 million of coverage in excess of $6.2 million in losses incurred by us (net of the FHCF layer), $5 million of coverage in excess of $8.2 million in losses incurred by us (net of the FHCF layer), and $5 million of coverage in excess of $13.2 million in losses incurred by us (net of the FHCF layer), respectively.

APPCIC structures its reinsurance coverage into layers and utilizes a cascading feature such that the second, third and fourth reinsurance layers all attach at $2 million. Any layers above the $2 million attachment point are excess of loss over the immediately preceding layer. If the aggregate limit of the preceding layer is exhausted, the next layer cascades down in its place for future events. This means that, unless losses exhaust the top layer of our coverage, we are only exposed to $2 million in losses, pre-tax, per catastrophe for each of the first two events. In addition to tax benefits that could reduce our ultimate loss, we anticipate that certain fees paid to our subsidiary service providers by our Insurance Entities and, indirectly, our reinsurers would also increase during an active hurricane season.

FHCF

APPCIC’s third-party reinsurance program is used to supplement the FHCF reinsurance we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of June 1, 2018, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $20 million, or $18 million, in excess of $6.2 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2018 hurricane season is $1.2 million. Factoring in our estimated coverage under the FHCF, we purchase coverage alongside our FHCF coverage from third-party reinsurers as described above, which adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our portfolio impacted by a land falling hurricane.

The third-party reinsurance we purchase for APPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, APPCIC has reinsurance coverage of up to $36.2 million, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $2 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

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

Results of Operations — Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net income was $46.1 million, an increase of $16.7 million, or 56.9%, for the three months ended June 30, 2018, compared to $29.4 million for the three months ended June 30, 2017. The increase is the result of double digit revenue growth, continued underwriting profitability, and a reduced effective tax rate. Diluted earnings per common share increased by $0.47 to $1.29 for the three months ended June 30, 2018, compared to $0.82 per share for the three months ended June 30, 2017, reflecting the increase in net income and a slight reduction in our weighted average diluted common shares outstanding. A detailed discussion of our results of operations follows the table below.

	(in thousands)
	Three Months Ended
	June 30,		Change
	2018	2017	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$342,781	$296,191	$46,590	15.7%
Change in unearned premium	(68,754)	(51,568)	(17,186)	33.3%
Direct premium earned	274,027	244,623	29,404	12.0%
Ceded premium earned	(81,755)	(75,614)	(6,141)	8.1%
Premiums earned, net	192,272	169,009	23,263	13.8%
Net investment income (expense)	5,786	3,223	2,563	79.5%
Net realized gains (losses) on sale of securities	145	1,710	(1,565)	NM
Net change in unrealized gains (losses) of equity securities	(1,521)	—	(1,521)	NM
Commission revenue	5,709	4,644	1,065	22.9%
Policy fees	5,764	5,250	514	9.8%
Other revenue	1,633	1,651	(18)	-1.1%
Total premiums earned and other revenues	209,788	185,487	24,301	13.1%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	89,842	80,184	9,658	12.0%
General and administrative expenses	58,698	57,380	1,318	2.3%
Total operating costs and expenses	148,540	137,564	10,976	8.0%
INCOME BEFORE INCOME TAXES	61,248	47,923	13,325	27.8%
Income tax expense	15,164	18,547	(3,383)	-18.2%
NET INCOME	$46,084	$29,376	$16,708	56.9%
Other comprehensive income (loss), net of taxes	(1,849)	1,486	(3,335)	NM
COMPREHENSIVE INCOME	$44,235	$30,862	$13,373	43.3%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$1.29	$0.82	$0.47	57.3%
Weighted average diluted common shares outstanding	35,589	35,958	(369)	-1.0%

NM – Not Meaningful

Direct premiums written increased by $46.6 million, or 15.7%, for the quarter ended June 30, 2018, driven by growth within our Florida business of $33.9 million, or 13.0%, as compared to the prior period, and growth in our Other States business of $12.7 million, or 36.5%, as compared to the prior period. Florida growth was driven by growth in policy count as well as the impact of an average statewide rate increase of 3.4%, which was approved in early December and effective for new business beginning on December 7, 2017 and for renewal business beginning on January 26, 2018. Geographic expansion efforts in our Other States business continued to add to overall premium levels, and we are now actively writing policies in 16 states other than our home state of Florida. We commenced operations and wrote our first policy in New Hampshire in early April 2018.

Direct premium earned increased by $29.4 million, or 12.0%, for the quarter ended June 30, 2018, reflecting the earning of premiums written over the past 12 months and any changes in rates or policy count during that time.

Ceded premium earned increased by $6.1 million, or 8.1%, for the quarter ended June 30, 2018, reflecting an increase in total insured value covered by our reinsurance program and the coverage terms of the reinsurance agreements in effect during the treaty periods which begin on June 1 of each year and extend through May 31 of the following year. Ceded premium earned as a percent of direct premiums earned was 29.8% for the three months ended June 30, 2018 compared to 30.9% for the three months ended June 30, 2017.

Premiums earned, net grew by 13.8%, or $23.3 million, to $192.3 million for the three months ended June 30, 2018, reflecting the increase in direct premium earned discussed above.

Net investment income was $5.8 million for the three months ended June 30, 2018, compared to $3.2 million for the same period in 2017. The increase in net investment income of $2.6 million is primarily the result of an increase in investment income from our available-for-sale debt securities, which grew as a result of growth in total invested assets, favorable market trends and actions taken to increase yield while maintaining high credit quality. Also contributing to the increase in investment income is a higher level of return from our cash and cash equivalents due to actions taken to optimize treasury management coupled with an increase in interest rates on short-term investments. Total invested assets were $747.2 million with an average credit rating of AA- during the three months ended June 30, 2018 compared to $634.9 million with an average credit rating of AA- for the same period in 2017.

We sell investment securities from our investment portfolio of securities, including equity securities and available for sale debt securities, from time to time when opportunities arise or circumstances could result in greater losses or lower yields if held. We sold investment securities available for sale and equity securities during the three months ended June 30, 2018, generating net realized gain of $0.1 million compared to net realized gain of $1.7 million for the three months ended June 30, 2017.

In the second quarter of 2018, the net change in unrealized gains (losses) of equity securities was a loss of $1.5 million, driven by a decline in value of our equity securities portfolio. We highlight that this line item was added during the quarter ended March 31, 2018 because of the adoption of new accounting guidance for equity securities. See “Note 2 - Significant Accounting Policies – Recently Adopted Accounting Pronouncements” for more information. The comparable change in unrealized gains (losses) within our equity portfolio for the prior period in 2017 was $0.6 million of pretax losses, which was not included in net income in the prior period, but was included in other comprehensive income (loss), which is presented net of taxes.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the three months ended June 30, 2018, commission revenue was $5.7 million, compared to $4.6 million for the three months ended June 30, 2017. The increase in commission revenue of $1.1 million, or 22.9%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily the result of $873 thousand of reinstatement commissions received by Blue Atlantic Reinsurance Corporation during the second quarter of 2018.

Policy fees for the three months ended June 30, 2018, were $5.8 million compared to $5.3 million for the same period in 2017. The increase of $514 thousand, or 9.8%, was the result of an increase in the number of new and renewal policies written during the three months ended June 30, 2018 compared to the same period in 2017.

Other revenue, which represents revenue from premium financing and other miscellaneous income, was $1.6 million for the three months ended June 30, 2018 compared to $1.7 million for the same period in 2017.

Losses and LAE, net of reinsurance, were $89.8 million for the three months ended June 30, 2018, compared to $80.2 million during the same period in 2017 as follows (dollars in thousands):

	Three Months Ended June 30, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$274,027		$81,755		$192,272

Loss and loss adjustment expenses:
Weather events*	$5,000	1.8%	$—	—	$5,000	2.6%
Prior year adverse/(favorable) reserve development	161,400	58.9%	159,090	194.6%	2,310	1.2%
All other losses and loss adjustment expenses	80,222	29.3%	(2,310)	(2.8%)	82,532	42.9%
Total losses and loss adjustment expenses	$246,622	90.0%	$156,780	191.8%	$89,842	46.7%

	Three Months Ended June 30, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$244,623		$75,614		$169,009

Loss and loss adjustment expenses:
Weather events*	$6,000	2.5%	$—	—	$6,000	3.6%
Prior year adverse/(favorable) reserve development	6,581	2.7%	5,472	7.2%	1,109	0.7%
All other losses and loss adjustment expenses	73,075	29.9%	—	—	73,075	43.2%
Total losses and loss adjustment expenses	$85,656	35.1%	$5,472	7.2%	$80,184	47.4%

*Includes only weather events beyond those expected.

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

For the quarter ended June 30, 2018, we experienced $5.0 million of weather events beyond expectations (on both a direct and net basis), related to the eruption of the Kilauea volcano in Hawaii and several other meaningful weather-related events that occurred in

2018. This compares to losses and LAE (on both a direct and net basis) of $6.0 million from weather events beyond those expected for the quarter ended June 30, 2017, which was the result of an increase to our underlying core loss ratio in 2017 to reflect an increase of unexpected weather-related losses.

During the second quarter in 2018, the Company increased its estimate of ultimate losses on Hurricane Irma to $603.5 million for both the Insurance Entities from $447.4 million recorded in the first quarter in 2018. The prior year development of $156.1 million in gross losses resulted in a net retention benefit of $0.3 million after cessions to the Company’s reinsurers. The increase in the ultimate loss and LAE for Hurricane Irma was the result of a continuation of new reported claims and the aggressive nature of plaintiff attorneys on claims in Florida.

Also, the Company recorded prior year loss reserve development of $5.3 million on a direct basis ($2.6 million on a net basis) for the quarter ended June 30, 2018, reflecting strengthening of reserves for the fourth quarter 2016 storm, Hurricane Matthew. Reserve strengthening on Hurricane Matthew is based on our revised estimate to settle the remaining 78 open claims. The three months ending June 30, 2017 included prior period loss reserve development of $6.6 million on a direct basis ($1.1 million on a net basis), also reflecting strengthening of reserves for the fourth quarter 2016 storm, Hurricane Matthew.

All other net losses and LAE were $82.5 million for the three months ended June 30, 2018, compared to $73.1 million during the same period in 2017. Our service company subsidiaries, particularly UAC, generated additional revenues servicing Hurricane Irma claims and during the second quarter ended June 30, 2018 generated $8.4 million of earnings which reduced amounts recorded as losses and LAE this quarter. This had a favorable effect on our underlying loss and LAE ratio of approximately 3.4 percentage points on a direct basis (or 5.0 percentage points on a net basis). The Company’s underlying loss and LAE ratio reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida, as well as claims trends inside of Florida including the growth in claim costs and challenges faced when policyholders assign their policy benefits to third parties and including the increased litigation arising from these claims.

General and administrative expenses were $58.7 million for the three months ended June 30, 2018, compared to $57.4 million during the same period in 2017 as follows (dollars in thousands):

	Three Months Ended
	June 30,				Change
	2018		2017		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$192,272		$169,009		$23,263	13.8%
General and administrative expenses:
Policy acquisition costs	33,545	17.4%	33,022	19.5%	523	1.6%
Other operating costs	25,063	13.0%	24,272	14.4%	791	3.3%
Interest expense	90	—	86	—	4	4.7%
Total general and administrative expenses (1)	$58,698	30.4%	$57,380	33.9%	$1,318	2.3%

(1)	Total general and administrative expense ratio does not include interest expense.

The increase in general and administrative expenses of $1.3 million was primarily the result of modest increases in both policy acquisition costs and other operating costs, which increased by $0.5 million and $0.8 million, respectively, as compared to the prior year’s quarter. General and administrative expenses for the quarter ended June 30, 2018 included a $6.5 million benefit (included within policy acquisition costs) related to a settlement of prior year premium tax audits with the Florida Department of Revenue, which reduced the expense ratio by 3.4 percentage points. Our underlying policy acquisition costs continued to be driven by increased premium volume and continued geographic expansion into states that typically have higher commission rates as compared to Florida. Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from economies of scale as general and administrative expenses did not increase at the same rate as revenues. As a result of the above items, the expense ratio decreased to 30.4% for the three months ended June 30, 2018 compared to 33.9% for the same period in 2017.

Income tax expense decreased by $3.4 million, or 18.2%, for the three months ended June 30, 2018, when compared with the three months ended June 30, 2017. Our effective tax rate decreased to 24.8% for the three months ended June 30, 2018, as compared to 38.7% for the three months ended June 30, 2017. The decrease in both income tax expense and our effective tax rate is primarily the result of the enactment of the Tax Act. The second quarter of 2018 included a net credit to income tax expense of $0.6 million primarily driven by the excess tax benefits resulting from stock-based awards that vested and/or were exercised during the second quarter, thereby benefitting the quarter’s effective tax rate by 1.0 percentage points. See “Item 1 – Note 9 (Income Taxes)” for an explanation of the change in our effective tax rates.

Other comprehensive loss, net of taxes for the three months ended June 30, 2018 was $1.8 million compared to other comprehensive income of $1.5 million for the same period in 2017. See “Item 1 — Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Results of Operations — Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income was $86.1 million, an increase of $25.6 million, or 42.2%, for the six months ended June 30, 2018, compared to $60.6 million for the six months ended June 30, 2017. The increase is the result of double digit revenue growth, continued underwriting profitability, and a reduced effective tax rate. Diluted earnings per common share increased by $0.74 to $2.42 for the six months ended June 30, 2018, compared to $1.68 per share for the six months ended June 30, 2017, reflecting the increase in net income and a slight reduction in our weighted average diluted common shares outstanding. A detailed discussion of our results of operations follows the table below.

	(in thousands)
	Six Months Ended
	June 30,		Change
	2018	2017	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$612,765	$541,606	$71,159	13.1%
Change in unearned premium	(76,477)	(60,608)	(15,869)	26.2%
Direct premium earned	536,288	480,998	55,290	11.5%
Ceded premium earned	(161,439)	(150,430)	(11,009)	7.3%
Premiums earned, net	374,849	330,568	44,281	13.4%
Net investment income (expense)	10,571	5,927	4,644	78.4%
Net realized gains (losses) on sale of securities	(2,496)	1,647	(4,143)	NM
Net change in unrealized gains (losses) of equity securities	(6,630)	—	(6,630)	NM
Commission revenue	10,980	9,242	1,738	18.8%
Policy fees	10,539	9,733	806	8.3%
Other revenue	3,475	3,244	231	7.1%
Total premiums earned and other revenues	401,288	360,361	40,927	11.4%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	165,768	150,754	15,014	10.0%
General and administrative expenses	122,573	114,313	8,260	7.2%
Total operating costs and expenses	288,341	265,067	23,274	8.8%
INCOME BEFORE INCOME TAXES	112,947	95,294	17,653	18.5%
Income tax expense	26,808	34,719	(7,911)	-22.8%
NET INCOME	$86,139	$60,575	$25,564	42.2%
Other comprehensive income (loss), net of taxes	(5,899)	3,950	(9,849)	NM
COMPREHENSIVE INCOME	$80,240	$64,525	$15,715	24.4%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$2.42	$1.68	$0.74	44.0%
Weighted average diluted common shares outstanding	35,636	36,061	(425)	-1.2%

NM – Not Meaningful

Direct premiums written increased by $71.2 million, or 13.1%, for the six months ended June 30, 2018, driven by growth within our Florida business of $49.6 million, or 10.3%, as compared to the prior period, and growth in our Other States business of $21.5 million, or 34.8%, as compared to the prior period. Florida growth was driven by growth in policy count as well as the impact of an average statewide rate increase of 3.4%, which was approved in early December and effective for new business beginning on December 7, 2017 and for renewal business beginning on January 26, 2018. Geographic expansion efforts in our Other States business continued to add to overall premium levels, and we are now actively writing policies in 16 states other than our home state of Florida. We commenced operations and wrote our first policy in New Hampshire in early April 2018.

Direct premium earned increased by $55.3 million, or 11.5%, for the six months ended June 30, 2018, reflecting the earning of premiums written over the past 12 months and any changes in rates or policy count during that time.

Ceded premium earned increased by $11.0 million, or 7.3%, for the six months ended June 30, 2018, reflecting an increase in total insured value covered by our reinsurance program and the coverage terms of the reinsurance agreements in effect during the treaty periods which begin on June 1 of each year and extend through May 31 of the following year. Ceded premium earned as a percent of direct premiums earned was 30.1% for the six months ended June 30, 2018 compared to 31.3% for the six months ended June 30, 2017.

Premiums earned, net grew by 13.4%, or $44.3 million, to $374.8 million for the six months ended June 30, 2018, reflecting the increase in direct earned premiums discussed above.

Net investment income was $10.6 million for the six months ended June 30, 2018, compared to $5.9 million for the same six-month period in 2017. The increase in net investment income of $4.6 million is primarily the result of an increase in investment income from our available-for-sale debt securities, which grew as a result of growth in total invested assets, favorable market trends and actions taken to increase yield while maintaining high credit quality. Also contributing to the increase in investment income is a higher level of return from our cash and cash equivalents due to actions taken to optimize treasury management coupled with an increase in interest rates on short-term investments. Total invested assets were $747.2 million with an average credit rating of AA- during the six months ended June 30, 2018 compared to $634.9 million with an average credit rating of AA- for the same period in 2017.

We sell investment securities from our investment portfolio including, equity securities and available for sale debt securities, from time to time when opportunities arise or circumstances could result in greater losses or lower yields if held. We sold investment securities available for sale and equity securities during the six months ended June 30, 2018, generating net realized losses of $2.5 million compared to net realized gains of $1.6 million for the six months ended June 30, 2017. The investment securities sold during the six months ended June 30, 2018 were comprised primarily of municipal securities, which were liquidated in light of their diminished after-tax returns following the enactment of the Tax Act.

During the first six months in 2018, the net change in unrealized gains (losses) of equity securities, was a loss of $6.6 million, driven by a decline in value of our equity securities portfolio. We highlight that this line item was added during the six months ended June 30, 2018, because of the adoption of new accounting guidance for equity securities. See “Note 2 - Significant Accounting Policies – Recently Adopted Accounting Pronouncements” for more information. The comparable change in unrealized gains (losses) within our equity portfolio for the prior period in 2017 was $1.1 million of pretax gains, which was not included in net income in the prior period, but was included in other comprehensive income (loss), which is presented net of taxes.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the six months ended June 30, 2018, commission revenue was $11.0 million, compared to $9.2 million for the six months ended June 30, 2017. The increase in commission revenue of $1.7 million, or 18.8%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily the result of $1.4 million of reinstatement commissions received by Blue Atlantic Reinsurance Corporation during the first six months ended of 2018.

Policy fees for the six months ended June 30, 2018, were $10.5 million compared to $9.7 million for the same period in 2017. The increase of $0.8 million, or 8.3%, was the result of an increase in the number of new and renewal policies written during the six months ended June 30, 2018 compared to the same period in 2017.

Other revenue, which represents revenue from premium financing and other miscellaneous income, was $3.5 million for the six months ended June 30, 2018 compared to $3.2 million for the same period in 2017.

Losses and LAE, net of reinsurance were $165.8 million for the six months ended June 30, 2018, compared to $150.8 million during the same period in 2017 as follows (dollars in thousands):

	Six Months Ended June 30, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$536,288		$161,439		$374,849

Loss and loss adjustment expenses:
Weather events*	$5,000	0.9%	$—	—	$5,000	1.3%
Prior year adverse/(favorable) reserve development	162,050	30.2%	159,784	99.0%	2,266	0.6%
All other losses and loss adjustment expenses	156,211	29.1%	(2,291)	(1.4%)	158,502	42.3%
Total losses and loss adjustment expenses	$323,261	60.2%	$157,493	97.6%	$165,768	44.2%

	Six Months Ended June 30, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$480,998		$150,430		$330,568

Loss and loss adjustment expenses:
Weather events*	$9,000	1.9%	$—	—	$9,000	2.7%
Prior year adverse/(favorable) reserve development	6,890	1.4%	5,685	3.8%	1,205	0.4%
All other losses and loss adjustment expenses	140,549	29.2%	—	—	140,549	42.5%
Total losses and loss adjustment expenses	$156,439	32.5%	$5,685	3.8%	$150,754	45.6%

* Includes only weather events beyond those expected.

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

For the six months ended June 30, 2018, we experienced $5.0 million of weather events beyond expectations (on both a direct and net basis), related to the eruption of the Kilauea volcano in Hawaii and several other meaningful weather-related events that occurred in 2018. This compares to losses and LAE (on both a direct and net basis) of $9.0 million from weather events beyond those expected for the six months ended June 30, 2017, including an increase to our underlying core loss ratio in 2017 to reflect an increase of unexpected weather-related losses.

During the second quarter in 2018, the Company increased its estimate of ultimate losses on Hurricane Irma to $603.5 million for both Insurance Entities from $446.7 million recorded in 2017. The prior year development of $156.8 million in gross losses resulted in a net retention benefit of $0.3 million after cessions to the Company’s reinsurers. The increase in the ultimate loss and LAE for Hurricane Irma was the result of a continuation of new reported claims and the aggressive nature of plaintiff attorneys on claims in Florida.

Also, the Company recorded prior year loss reserve development of $5.3 million on a direct basis, $2.6 million on a net basis, for the six months ended June 30, 2018, reflecting strengthening of reserves for the fourth quarter 2016 storm, Hurricane Matthew. Reserve strengthening on Hurricane Matthew is based on our revised estimate to settle the remaining 78 open claims. The six months ended June 30, 2017 included prior period loss reserve development of $6.9 million on a direct basis ($1.2 million on a net basis), also primarily reflecting strengthening of reserves for the fourth quarter 2016 storm, Hurricane Matthew.

All other net losses and LAE were $158.5 million for the six months ended June 30, 2018, compared to $140.5 million during the same period in 2017. Our service company subsidiaries, particularly UAC, generated additional revenues servicing Hurricane Irma claims and during the six months ended June 30, 2018 generated $18.9 million of earnings which reduced amounts recorded as losses and LAE in 2018. This had a favorable effect on our underlying loss and LAE ratio of approximately 3.5 percentage points on a direct basis (or 5.0 percentage points on a net basis). The Company’s underlying loss and LAE ratio reflects continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida, as well as the marketplace dynamics inside of Florida including challenges faced when policyholders assign their policy benefits to third parties including the increased litigation from these claims.

General and administrative expenses were $122.6 million for the six months ended June 30, 2018, compared to $114.3 million during the same period in 2017 as follows (dollars in thousands):

	Six Months Ended
	June 30,				Change
	2018		2017		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$374,849		$330,568		$44,281	13.4%
General and administrative expenses:
Policy acquisition costs	71,588	19.1%	65,450	19.8%	6,138	9.4%
Other operating costs	50,816	13.6%	48,674	14.7%	2,142	4.4%
Interest expense	169	—	189	—	(20)	(10.6%)
Total general and administrative expenses (1)	$122,573	32.7%	$114,313	34.5%	$8,260	7.2%

(1)	Total general and administrative expense ratio does not include interest expense.

The increase in general and administrative expenses of $8.3 million was primarily the result of increases in policy acquisition costs of $6.1 million, which were driven by increased premium volume and continued geographic expansion into states that have higher typical commission rates compared to our home state of Florida, and to a lesser extent due to an increase in other operating costs of $2.1 million. General and administrative expenses for the six months ended June 30, 2018 included a $6.5 million benefit (included within policy acquisition costs) related to a settlement of prior year premium tax audits with the Florida Department of Revenue, which reduced the expense ratio by 1.7 percentage points. Our underlying policy acquisition costs continued to be driven by increased premium volume and continued geographic expansion into states where the comparable commission rates are higher than Florida. Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from economies of scale as general and administrative expenses did not increase at the same rate as revenues. As a result of the above items, the expense ratio decreased to 32.7% for the six months ended June 30, 2018 compared to 34.5% for the same period in 2017.

Income tax expense decreased by $7.9 million, or 22.8%, for the six months ended June 30, 2018, when compared with the six months ended June 30, 2017. Our effective tax rate decreased to 23.7% for the six months ended June 30, 2018, as compared to 36.4% for the six months ended June 30, 2017. The decrease in both income tax expense and our effective tax rate is primarily the result of the enactment of the Tax Act. The six months ended June 30, 2018 included a net credit to income tax expense of $2.3 million primarily driven by excess tax benefits resulting from stock-based awards that vested and/or were exercised during the six months ended June 30, 2018, thereby benefitting the six month ended June 30, 2018 effective tax rate by 2.0 percentage points. Discrete items for the six months ended June 30, 2017 included $0.8 million of excess tax benefit benefits resulting from stock-based awards that had vested and/or were exercised during that period and a credit to income tax expense of $1.2 million resulting from anticipated recoveries of income taxes paid from 2014 and 2015, thereby benefitting the six months ended June 30, 2017 effective tax rate by 1.9 percentage points. See “Item 1 – Note 9 (Income Taxes)” for an explanation of the change in our effective tax rates.

Other comprehensive loss, net of taxes for the six months ended June 30, 2018 was $5.9 million compared to other comprehensive income of $4.0 million for the same period in 2017. See “Item 1 — Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Analysis of Financial Condition—As of June 30, 2018 Compared to December 31, 2017

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	June 30,	December 31,
Type of Investment	2018	2017
Available-for-sale debt securities	$656,762	$639,334
Available-for-sale short-term investments	—	10,000
Equity securities	70,866	62,215
Investment real estate, net	19,539	18,474
Total	$747,167	$730,023

See “Item 1 —Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of unearned ceded written premiums that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1 to May 31 of the following year. The increase of $177.8 million to $310.6 million as of June 30, 2018 was due to additional ceded written premium of $338.9 million recorded this quarter for the reinsurance costs relating to our new 2018-2019 catastrophe reinsurance program beginning June 1, 2018 less amortization recorded during the period.

Reinsurance recoverable represents the estimated amount of losses and loss adjustment expenses that are recoverable from reinsurers. The decrease of $64.6 million to $117.9 million as of June 30, 2018 was primarily due to the settlement of amounts due from reinsurers for claims ceded to reinsurers relating to Hurricane Irma and to a lesser extent Hurricane Matthew.

Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $10.7 million to $67.2 million as of June 30, 2018 relates to both the growth in and seasonality of the Company’s business.

Deferred income tax assets and liabilities represent temporary differences between U.S. GAAP and the tax basis of the Company's assets and liabilities. During the six months ended June 30, 2018, deferred tax assets decreased by $9.1 million to $0.2 million, primarily due to an increase in deferred policy acquisition costs and an increase in ceded unearned premiums.

Deferred policy acquisition costs increased by $15.7 million to $88.8 million as of June 30, 2018, which is in line with the underlying premium growth. See “Item 1 — Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.

Income taxes recoverable increased by $2.4 million to $11.8 million as of June 30, 2018, from $9.5 million as of December 31, 2017. The increase represents amounts due from taxing jurisdictions within one year and when income tax payments exceed income tax liabilities. Income taxes recoverable as of June 30, 2018 were $11.8 million, which represents amounts recoverable or to be applied to future periods for federal and state income taxes.

See “Item 1 — Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and loss adjustment expenses. Unpaid losses and loss adjustment expenses decreased by $96.5 million to $151.9 million as of June 30, 2018. The reduction in unpaid losses and loss adjustment expenses was principally due to the settlement of Hurricane Irma claims that were unpaid as of December 31, 2017, offset from losses incurred from weather related activity and other claims in 2018. Unpaid losses and loss adjustment expenses are net of estimated subrogation recoveries. The Company is continuing its initiatives to expedite claims payments including the ability of our mobile claims teams to rapidly settle certain claims, which we refer to as “Fast Track,” and pursuing the anticipated benefits from subrogation collections.

Unearned premiums represent the portion of direct written premium that will be earned pro rata in the future. The increase of $76.5 million to $608.9 million as of June 30, 2018 reflects both organic growth and seasonality of our business as described under “– Overview”.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $12.0 million to $38.2 million as of June 30, 2018 reflects both organic growth and seasonality of our business as described under “– Overview”.

Book overdrafts represent outstanding checks or drafts in excess of cash on deposit and are examined to determine if a legal right of offset exists for accounts within the same banking institution at each balance sheet date. The Company maintains a short-term cash investment sweep to maximize investment returns on cash balances. Due to sweep activities, certain outstanding items are recorded as book overdrafts which totaled $3.0 million as of June 30, 2018 compared to $36.7 million as of December 31, 2017. The decrease of $33.7 million is the result of higher cash balances available for offset as of June 30, 2018 and to a lesser amount less outstanding items as of June 30, 2018 compared to December 31, 2017 due to lower Hurricane Irma drafts outstanding.

Reinsurance payable, net represents the unpaid ceded written premiums owed to reinsurers in connection with the renewal of the Company’s 2018-2019 catastrophe reinsurance program on June 1, 2018, unpaid reinstatement premiums and cash advances received from reinsurers in connection with Hurricane Irma’s anticipated recoveries.  The balance increased by $231.5 million to $341.9 million as of June 30, 2018 as a result of the above items. Ceded premiums for the 2018-2019 catastrophe reinsurance program are paid in installments over the June 1 to May 31 policy term.

Capital resources, net increased by $51.3 million and includes increases in stockholders’ equity of $52.0 million, offset by reduction in long-term debt of $0.7 million. The increases in stockholders’ equity was principally the result of $86.1 million of 2018 net income and $4.7 million of stock-based compensation, offset by $11.1 million in treasury stock purchases, and $15.4 million in dividends to shareholders. The reduction in long-term debt was the result of principal payments on debt during 2018. See “– Liquidity and Capital Resources” and “Item 1 – Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of June 30, 2018 was $311.1 million compared to $213.5 million at December 31, 2017. See “Item 1 — Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between June 30, 2018 and December 31, 2017. The increase in cash and cash equivalents was driven by cash flows generated from operating activities in excess of those used for investing and financing activities. The Company maintains a short-term investment cash sweep to maximize investment returns on cash balances. Due to the sweep activities, certain outstanding items were recorded as “Book Overdraft” in the Consolidated Financial Statements. Cash and cash equivalents balances are available to settle book overdrafts, pay expenses and pay claims.

The balance of restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

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

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions as referenced in “Item I – Note 5 – Insurance Operations.” During the six months ended June 30, 2018, the Insurance Entities did not pay dividends to UVECF. During 2017 UPCIC paid a $30 million dividend to UVECF.

Liquidity for the Insurance Entities is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses (offset by recovery of any reimbursement amounts under our reinsurance agreements), fees paid to affiliates for managing general agency services, inspections and claims adjusting services, agent commissions, premiums and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. The principal source of liquidity for the Insurance Entities consists of the revenue generated from the collection of net premiums, interest and dividend income from the investment portfolio, the collection of reinsurance recoverable, and financing fees.

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

The Insurance Entities are responsible for losses related to catastrophic events in excess of coverage provided by the Insurance Entities’ reinsurance programs or retentions before the Company’s reinsurance protection commences. Also, the Insurance Entities are responsible for all other losses that otherwise may not be covered by the reinsurance programs and any amounts arising in the event of a reinsurer default. Losses or a reinsurer default may have a material adverse effect on either of the Insurance Entities or our business, financial condition, results of operations and liquidity.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. The following table provides our stockholder equity, total long-term debt, total capital, debt-to-equity capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	June 30,	December 31,
	2018	2017
Stockholders' equity	$492,073	$439,988
Total long-term debt	12,132	12,868
Total capital	$504,205	$452,856

Debt-to-total capital ratio	2.4%	2.8%
Debt-to-equity ratio	2.5%	2.9%

As described in our Form 10-K for the year ended December 31, 2017, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At June 30, 2018, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

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

During the six months ended June 30, 2018, we repurchased an aggregate of 342,749 shares of UVE’s common stock in the open market at an aggregate cost of $11.1 million. Also, see “Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended June 30, 2018.

Cash Dividends

The following table summarizes the dividends declared by the Company:

	Dividend	Shareholders	Dividend	Cash Dividend
2018	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	January 22, 2018	February 28, 2018	March 12, 2018	$0.14
Second Quarter	April 12, 2018	April 27, 2018	May 4, 2018	$0.14
Third Quarter	May 29, 2018	July 2, 2018	July 16, 2018	$0.16

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2018 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Unpaid losses and LAE, direct (1)	$151,916	$77,477	$43,904	$23,851	$6,684
Long-term debt	13,561	1,347	5,160	3,237	3,817
Total contractual obligations	$165,477	$78,824	$49,064	$27,088	$10,501

(1)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through June 30, 2018.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments -Credit Losses (Topic 326) that introduces a new process for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new ASU will apply to: 1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, 2) loan commitments and certain other off-balance sheet credit exposures, 3) debt securities and other financial assets measured at fair value through other comprehensive income, and 4) beneficial interests in securitized financial assets. The ASU changes the current practice of recording a permanent write down, (other than temporary impairment), for probable credit losses, which is more restrictive than the new ASU requirement that would estimate credit losses, then recorded through a temporary allowance account that can be re-measured as estimated credit losses change. The ASU further limited estimated credit losses relating to available for sale securities to the amount which fair value is below amortized cost. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In March 2017, FASB revised U.S. GAAP with the issuance of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs to amend the amortization period for certain purchased callable debt securities held at a premium. Current U.S. GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. The new ASU shortens the amortization period of certain purchased callable debt securities to the earliest call date. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Under the current U.S. GAAP, you could consider the call dates and estimate if you had a large number of similar securities and you were basing your judgment on actual experience. Our service provider (who processes the accounting for our investment transactions) has many similar securities on their system and can make that type of determination. As a result, we currently account for the amortization under the proposed ASU and there will be no impact to our results of operations, financial position or liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of available-for-sale debt securities, available-for-sale short-term investments and equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of June 30, 2018 is comprised of available-for-sale debt securities and equities securities, which expose us to changes in interest rates and equity prices.

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

The following table provides information about our fixed income Financial Instruments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for Financial Instruments available for sale as of the dates presented (in thousands):

	June 30, 2018
	Amortized Cost								Fair Value
	2018	2019	2020	2021	2022	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$12,530	$77,593	$54,579	$66,940	$23,587	$179,385	$254,254	$668,868	$656,762
Weighted average interest rate	1.81%	1.76%	2.04%	2.15%	2.46%	3.53%	3.22%	2.88%	2.88%

	December 31, 2017
	Amortized Cost								Fair Value
	2018	2019	2020	2021	2022	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$51,846	$85,309	$61,215	$60,968	$27,832	$132,530	$234,015	$653,715	$649,334
Weighted average interest rate	1.87%	1.82%	2.18%	2.16%	2.76%	4.02%	3.08%	2.83%	2.83%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the available-for-sale debt securities. The fixed income Financial Instruments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, municipal bonds, redeemable preferred stock, mortgage-backed and asset-backed securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed income Financial Instruments in our available for sale portfolio at June 30, 2018 was 2.8 years.

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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$22,320	31.5%	$18,811	30.2%
Mutual funds	48,546	68.5%	43,404	69.8%
Total equity securities	$70,866	100.0%	$62,215	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at June 30, 2018 and December 31, 2017 would have resulted in a decrease of $14.2 million and $12.4 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents our purchases of UVE common stock during the three months ended June 30, 2018.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
			As Part of	May Yet be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced	the Plans or
	Shares Purchased	Paid per Share (1)	Plans or Programs	Programs (2)
4/1/18 - 4/30/18	40,000	$32.91	40,000	—
5/1/18 - 5/31/18	200,000	$33.46	200,000	—
6/1/18 - 6/30/18	10,000	$35.41	10,000	247,436
Total	250,000	$33.45	250,000	247,436
(1)	Average price paid per share does not reflect brokerage commissions paid to acquire shares in open market transactions.
(2)	Number of shares was calculated using a closing price at June 29, 2018 of $35.10 per share.

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

Since September 2017, we repurchased 350,941 shares of our common stock pursuant to this program through June 30, 2018 at an aggregate cost of approximately $11.3 million.

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: July 27, 2018	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

Date: July 27, 2018	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer