Form 10-Q
period 2018-09-30
UNIVERSAL INSURANCE HOLDINGS, INC.
filed 2018-10-31
CIK 891166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,938,872 shares of common stock, par value $0.01 per share, outstanding on October 29, 2018.

UNIVERSAL INSURANCE HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Universal Insurance Holdings, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) as of September 30, 2018 and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2018 and 2017.   These interim financial statements are the responsibility of the Company’s management.

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

October 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except per share data)

	As of
	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Available-for-sale debt securities	$760,408	$639,334
Available-for-sale short-term investments	—	10,000
Equity securities	69,108	62,215
Investment real estate, net	23,720	18,474
Total invested assets	853,236	730,023

Cash and cash equivalents	252,289	213,486
Restricted cash and cash equivalents	2,635	2,635
Prepaid reinsurance premiums	228,408	132,806
Reinsurance recoverable	158,603	182,405
Reinsurance receivable, net	961	—
Premium receivable, net	66,017	56,500
Property and equipment, net	35,632	32,866
Deferred policy acquisition costs	90,643	73,059
Income taxes recoverable	5,174	9,472
Deferred income tax asset, net	7,948	9,286
Other assets	21,723	12,461
Total assets	$1,723,269	$1,454,999
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Unpaid losses and loss adjustment expenses	$158,667	$248,425
Unearned premiums	629,693	532,444
Advance premium	32,839	26,216
Accounts payable	2,809	2,866
Book overdraft	30,334	36,715
Reinsurance payable, net	261,133	110,381
Other liabilities and accrued expenses	65,005	45,096
Long-term debt	11,765	12,868
Total liabilities	1,192,245	1,015,011

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Cumulative convertible preferred stock, $.01 par value	—	—
Authorized shares - 1,000
Issued shares - 10 and 10
Outstanding shares - 10 and 10
Minimum liquidation preference, $9.99 and $9.99 per share
Common stock, $.01 par value	463	458
Authorized shares - 55,000
Issued shares - 46,318 and 45,778
Outstanding shares - 34,933 and 34,735
Treasury shares, at cost - 11,385 and 11,043	(116,239)	(105,123)
Additional paid-in capital	88,231	86,186
Accumulated other comprehensive income (loss), net of taxes	(9,898)	(6,281)
Retained earnings	568,467	464,748
Total stockholders' equity	531,024	439,988
Total liabilities and stockholders' equity	$1,723,269	$1,454,999

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$309,176	$274,744	$921,941	$816,350
Change in unearned premium	(20,772)	(19,935)	(97,249)	(80,543)
Direct premium earned	288,404	254,809	824,692	735,807
Ceded premium earned	(99,466)	(80,292)	(260,905)	(230,722)
Premiums earned, net	188,938	174,517	563,787	505,085
Net investment income (expense)	6,642	3,085	17,213	9,012
Net realized gains (losses) on sale of securities	403	803	(2,093)	2,450
Net change in unrealized gains (losses) of equity securities	(2,473)	—	(9,103)	—
Commission revenue	5,658	5,304	16,638	14,546
Policy fees	5,204	4,861	15,743	14,594
Other revenue	1,783	1,673	5,258	4,917
Total premiums earned and other revenues	206,155	190,243	607,443	550,604
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	85,947	116,375	251,715	267,129
General and administrative expenses	69,041	57,269	191,614	171,582
Total operating costs and expenses	154,988	173,644	443,329	438,711
INCOME BEFORE INCOME TAXES	51,167	16,599	164,114	111,893
Income tax expense	13,787	6,635	40,595	41,354
NET INCOME	$37,380	$9,964	$123,519	$70,539
Basic earnings per common share	$1.07	$0.29	$3.54	$2.02
Weighted average common shares outstanding - Basic	34,861	34,686	34,870	34,927
Diluted earnings per common share	$1.04	$0.28	$3.45	$1.96
Weighted average common shares outstanding - Diluted	35,919	35,615	35,754	35,917
Cash dividend declared per common share	$0.16	$0.14	$0.44	$0.42

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$37,380	$9,964	$123,519	$70,539
Other comprehensive income (loss), net of taxes	(737)	251	(6,636)	4,201
Comprehensive income	$36,643	$10,215	$116,883	$74,740

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$224,454	$286,195
Cash flows from investing activities:
Proceeds from sale of property and equipment	30	17
Purchases of property and equipment	(6,141)	(3,655)
Purchases of equity securities	(23,568)	(47,070)
Purchases of available-for-sale debt securities	(349,617)	(114,593)
Purchases of investment real estate, net	(5,553)	(5,023)
Proceeds from sales of equity securities	8,285	75,027
Proceeds from sales of available-for-sale debt securities	132,801	19,643
Maturities of available-for-sale debt securities	83,188	75,770
Maturities of available-for-sale short-term investments	10,000	5,000
Net cash provided by (used in) investing activities	(150,575)	5,116
Cash flows from financing activities:
Preferred stock dividend	(8)	(8)
Common stock dividend	(15,400)	(9,803)
Issuance of common stock for stock option exercises	102	—
Purchase of treasury stock	(11,116)	(17,884)
Payments related to tax withholding for share-based compensation	(7,551)	(1,367)
Repayment of debt	(1,103)	(1,803)
Net cash provided by (used in) financing activities	(35,076)	(30,865)
Cash and cash equivalents, and restricted cash and cash equivalents:
Net increase (decrease) during the period	38,803	260,446
Balance, beginning of period	216,121	108,365
Balance, end of period	$254,924	$368,811

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$252,289	$213,486
Restricted cash and cash equivalents (1)	2,635	2,635
Total cash and cash equivalents and restricted cash and cash equivalents	$254,924	$216,121

(1)	See “—Note 5 (Insurance Operations),” for a discussion of the nature of the restrictions for restricted cash and cash equivalents.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

UNIVERSAL INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Universal Insurance Holdings, Inc. (“UVE”) is a Delaware corporation incorporated in 1990. UVE with its wholly-owned subsidiaries (the “Company”) is a vertically integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims. Through its wholly-owned insurance company subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC”), together referred to as the “Insurance Entities,” the Company is principally engaged in the property and casualty insurance business offered primarily through its network of independent agents. Risk from catastrophic losses is managed through the use of reinsurance agreements. The Company’s primary product is residential homeowners’ insurance currently offered in seventeen states as of September 30, 2018, including Florida, which comprises the vast majority of the Company’s in-force policies. See “—Note 5 (Insurance Operations)” for more information regarding the Company’s insurance operations.

The Company generates revenues primarily from the collection of premiums and invests funds in excess of those retained for claims-paying obligations and insurance operations. Other significant sources of revenue include brokerage commissions collected from reinsurers on certain reinsurance programs placed by the Insurance Entities, policy fees collected from policyholders by our wholly-owned managing general agent subsidiary and payment plan fees charged to policyholders who choose to pay their premiums in installments. Our wholly-owned adjusting company receives claims-handling fees from the Insurance Entities. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the Condensed Consolidated Financial Statements as an adjustment to losses and loss adjustment expense.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the Financial Statements do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) for annual financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 23, 2018. The condensed consolidated balance sheet at December 31, 2017, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

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

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to improve the recognition and measurement of financial instruments. The new ASU requires certain investments in equity securities to be measured at fair value with changes in fair value reported in earnings and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in Other Comprehensive Income (“OCI”). The Company adopted this ASU effective January 1, 2018 using the modified retrospective transition method and recorded a cumulative effect adjustment of $3.6 million to the Condensed Consolidated Balance Sheets to reclassify unrealized losses on investments in equity securities to retained earnings from accumulated other comprehensive income (“AOCI”). The adoption of this ASU also resulted in the recognition of the change in unrealized gains and losses for equity security investments as a separate component in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2018.

In August 2016, the FASB revised U.S. GAAP with the issuance of ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new ASU applies to: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. Historically, the items outlined above have not been applicable to the Company. The Company adopted this ASU effective January 1, 2018 and the adoption did not have an impact on our Condensed Consolidated Statements of Cash Flows.

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

In February 2018, the FASB revised U.S. GAAP, Comprehensive Income (Topic 220), with the issuance of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in response to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on December 22, 2017. The new ASU permits a company to reclassify the disproportionate income tax effects of the Tax Act on items within AOCI to retained earnings and requires certain new disclosures. The Company adopted this guidance effective January 1, 2018 and made an election to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. Retained earnings were reduced by approximately $0.6 million due to this reclassification. The reclassification represents the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances at the date of enactment of the Tax Act related to items remaining in AOCI. The Company follows an aggregate portfolio approach and considers that it had two portfolios, an available for sale debt equity portfolio and an available for sale equity portfolio, the disproportionate tax effects relating to the available for sale equity portfolio were included in the transition adjustment when adopting ASU 2016-01.

3. Investments

Securities Available for Sale

The following table provides the amortized cost and fair value of debt and short-term investment securities available for sale as of the dates presented (in thousands):

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$67,442	$15	$(1,459)	$65,998
Corporate bonds	415,600	532	(6,165)	409,967
Mortgage-backed and asset-backed securities	275,128	23	(5,923)	269,228
Municipal bonds	3,401	—	(123)	3,278
Redeemable preferred stock	11,922	206	(191)	11,937
Total	$773,493	$776	$(13,861)	$760,408

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Debt Securities:
U.S. government obligations and agencies	$60,481	$—	$(877)	$59,604
Corporate bonds	228,336	476	(1,308)	227,504
Mortgage-backed and asset-backed securities	221,956	19	(2,523)	219,452
Municipal bonds	120,883	599	(1,187)	120,295
Redeemable preferred stock	12,059	485	(65)	12,479
Short-term investments	10,000	—	—	10,000
Total	$653,715	$1,579	$(5,960)	$649,334

The following table provides the credit quality of available-for-sale debt securities with contractual maturities as of the dates presented (dollars in thousands):

	September 30, 2018		December 31, 2017 (1)
		% of Total		% of Total
Average Credit Ratings	Fair Value	Fair Value	Fair Value	Fair Value
AAA	$344,801	45.3%	$317,313	48.9%
AA	92,411	12.2%	129,573	20.0%
A	216,074	28.4%	146,749	22.6%
BBB	103,427	13.6%	51,020	7.8%
BB+ and Below	117	0.0%	1,569	0.2%
No Rating Available	3,578	0.5%	3,110	0.5%
Total	$760,408	100.0%	$649,334	100.0%

(1)	The credit ratings in the table above have been reclassified from the prior periods’ consolidated financial statements to conform to the current periods’ presentation.

The table above includes credit quality ratings by Standard and Poor’s Rating Services, Inc., Moody’s Investors Service,

Inc. and Fitch Ratings, Inc. The Company has presented the highest rating of the three rating agencies for each investment position.

The following table summarizes the amortized cost and fair value of mortgage-backed and asset-backed securities as of the dates presented (in thousands):

	September 30, 2018		December 31, 2017
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed Securities:
Agency	$152,068	$148,472	$118,014	$116,014
Non-agency	44,509	44,005	17,676	17,488
Asset-backed Securities:
Auto loan receivables	28,983	28,649	35,105	34,962
Credit card receivables	23,836	23,665	38,844	38,719
Other receivables	25,732	24,437	12,317	12,269
Total	$275,128	$269,228	$221,956	$219,452

The following table summarizes the fair value and gross unrealized losses on available-for-sale debt securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented (dollars in thousands):

	September 30, 2018
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Debt Securities:
U.S. government obligations and agencies	5	$15,734	$(313)	11	$40,389	$(1,146)
Corporate bonds	413	316,750	(4,599)	66	51,245	(1,566)
Mortgage-backed and asset-backed securities	86	135,530	(1,643)	98	109,884	(4,280)
Municipal bonds	6	3,278	(123)	—	—	—
Redeemable preferred stock	98	4,739	(154)	1	408	(37)
Total	608	$476,031	$(6,832)	176	$201,926	$(7,029)

	December 31, 2017
	Less Than 12 Months			12 Months or Longer
	Number of		Unrealized	Number of		Unrealized
	Issues	Fair Value	Losses	Issues	Fair Value	Losses
Debt Securities:
U.S. government obligations and agencies	7	$35,464	$(301)	9	$24,140	$(576)
Corporate bonds	159	142,208	(792)	39	29,796	(516)
Mortgage-backed and asset-backed securities	83	137,481	(955)	37	70,218	(1,568)
Municipal bonds	36	28,265	(246)	30	48,370	(941)
Redeemable preferred stock	21	2,464	(65)	—	—	—
Total	306	$345,882	$(2,359)	115	$172,524	$(3,601)

Evaluating Investments for Other Than Temporary Impairment (“OTTI”)

As of September 30, 2018, the Company held available-for-sale debt securities that were in an unrealized loss position as presented in the table above. For available-for-sale debt securities with significant declines in value, the Company performs quarterly fundamental credit analysis on a security-by-security basis, which includes consideration of credit quality and credit ratings, review of relevant industry analyst reports and other available market data. For available-for-sale debt securities, the Company considers whether it has the intent and ability to hold the available-for-sale debt securities for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the security’s decline in fair value is considered other than temporary and is recorded in earnings. Based on our analysis, our fixed income portfolio is of high quality and we believe that we will recover the amortized cost basis of our available-for-sale debt securities. We continually monitor the credit quality of our investments in available-for-sale debt securities to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Additionally, the Company considers management’s intent and ability to hold the available-for-sale debt securities until recovery and its credit analysis of the individual issuers of the securities. Based on this process and analysis, management has no reason to believe the unrealized losses of the available-for-sale debt securities as of September 30, 2018 are other than temporary.

 The following table presents the amortized cost and fair value of investments with contractual maturities as of the date presented (in thousands):

	September 30, 2018
	Amortized Cost	Fair Value
Due in one year or less	$65,340	$65,054
Due after one year through five years	246,639	242,313
Due after five years through ten years	158,771	156,385
Due after ten years	15,693	15,491
Mortgage-backed and asset-backed securities	275,128	269,228
Perpetual maturity securities	11,922	11,937
Total	$773,493	$760,408

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without penalty.

The following table provides certain information related to available-for-sale debt securities and equity securities during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Proceeds from sales and maturities (fair value):
Available-for-sale debt securities	$32,287	$49,762	$225,989	$100,413
Equity securities	$4,158	$18,056	$8,285	$75,027
Gross realized gains on sale of securities:
Available-for-sale debt securities	$1	$302	$318	$330
Equity securities	$413	$547	$714	$2,332
Gross realized losses on sale of securities:
Available-for-sale debt securities	$(11)	$(19)	$(3,125)	$(59)
Equity securities	$—	$(27)	$—	$(153)

The following table presents the components of net investment income, comprised primarily of interest and dividends, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Available-for-sale debt securities	$4,595	$2,977	$12,390	$8,893
Equity securities	722	348	2,016	1,068
Available-for-sale short-term investments	—	—	145	22
Other (1)	2,106	319	4,765	651
Total investment income	7,423	3,644	19,316	10,634
Less: Investment expenses (2)	(781)	(559)	(2,103)	(1,622)
Net investment (expense) income	$6,642	$3,085	$17,213	$9,012

(1)	Includes interest earned on cash and cash equivalents and restricted cash and cash equivalents. Also includes investment income earned on real estate investments.
(2)	Includes custodial fees, investment accounting, advisory fees and expenses associated with real estate investments.

Equity Securities

The following table provides details on the realized and unrealized gains and losses related to equity securities for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net gains and (losses) recognized during the period on equity securities	$(2,060)	$520	$(8,389)	$2,179
Less: Net (gains) and losses recognized during the period on equity securities sold during the period	(413)	(520)	(714)	(2,179)
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting period	$(2,473)	$—	$(9,103)	$—

Investment Real Estate

Investment real estate consisted of the following as of the dates presented (in thousands):

	September 30, 2018	December 31, 2017
Income Producing:
Investment real estate (1)	$14,619	$6,918
Less: Accumulated depreciation	(767)	(460)
	13,852	6,458
Non-Income Producing:
Properties under development (1)	9,868	12,016
Investment real estate, net	$23,720	$18,474

(1) During the nine months ended September 30, 2018, the Company transferred $7.4 million from properties under development to investment real estate.

Depreciation expense related to investment real estate for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation expense on investment real estate	$103	$45	$307	$134

4. Reinsurance

The Company seeks to reduce its risk of loss by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers, generally as of the beginning of the hurricane season on June 1st of each year. The Company’s current reinsurance programs consist of catastrophe excess of loss reinsurance, subject to the terms and conditions of the applicable agreements. The Company is responsible for certain retained loss amounts before reinsurance attaches and insured losses related to catastrophes and other events that exceed coverage provided by the reinsurance programs. The Company remains responsible for the settlement of insured losses irrespective of whether any of the reinsurers fail to make payments otherwise due.

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

The following table presents ratings from rating agencies and the unsecured amounts due from the reinsurers whose aggregate balances due exceeded 3% of the Company’s stockholders’ equity as of the dates presented (in thousands):

	Ratings as of September 30, 2018			Due from as of
		Standard
		and Poor's	Moody's
	AM Best	Rating	Investors	December 31,
Reinsurer	Company	Services, Inc.	Service, Inc.	2017
Allianz Risk Transfer	A+	AA	Aa3	$105,573
Florida Hurricane Catastrophe Fund (1)	n/a	n/a	n/a	52,054
Renaissance Reinsurance Ltd	A+	A+	A1	22,545
Total (2)				$180,172

(1)	No rating is available, because the fund is not rated.
(2)

Amounts represent prepaid reinsurance premiums, reinsurance receivables, and net recoverables for paid and unpaid losses, including incurred but not reported reserves, loss adjustment expenses, and offsetting reinsurance payables.

There were no amounts due from the reinsurers whose aggregate balance exceeded 3% of the Company’s stockholders’ equity as of September 30, 2018.

The Company’s reinsurance arrangements had the following effect on certain items in the Condensed Consolidated Statements of Income for the periods presented (in thousands):

	Three Months Ended September 30,
	2018			2017
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$309,176	$288,404	$270,158	$274,744	$254,809	$531,268
Ceded	(17,256)	(99,466)	(184,211)	(7,303)	(80,292)	(414,893)
Net	$291,920	$188,938	$85,947	$267,441	$174,517	$116,375

	Nine Months Ended September 30,
	2018			2017
			Losses and Loss			Losses and Loss
	Premiums	Premiums	Adjustment	Premiums	Premiums	Adjustment
	Written	Earned	Expenses	Written	Earned	Expenses
Direct	$921,941	$824,692	$593,419	$816,350	$735,807	$687,707
Ceded	(356,507)	(260,905)	(341,704)	(318,827)	(230,722)	(420,578)
Net	$565,434	$563,787	$251,715	$497,523	$505,085	$267,129

The following prepaid reinsurance premiums and reinsurance recoverable and receivable are reflected in the Condensed Consolidated Balance Sheets as of the dates presented (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid reinsurance premiums	$228,408	$132,806
Reinsurance recoverable on paid losses and LAE	$27,037	$—
Reinsurance recoverable on unpaid losses and LAE	131,566	182,405
Reinsurance receivable, net	961	—
Reinsurance recoverable and receivable	$159,564	$182,405

5. Insurance Operations

Deferred Policy Acquisition Costs

The Company defers certain costs relating to written premium, called Deferred Policy Acquisition Costs (“DPAC”). DPAC is amortized over the effective period of the related insurance policies.

The following table presents the beginning and ending balances and the changes in DPAC for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
DPAC, beginning of period	$88,756	$73,591	$73,059	$64,912
Capitalized Costs	44,389	36,999	136,758	110,653
Amortization of DPAC	(42,502)	(34,656)	(119,174)	(99,631)
DPAC, end of period	$90,643	$75,934	$90,643	$75,934

Regulatory Requirements and Restrictions

The Insurance Entities are subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). UPCIC also is subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer, its principal regulatory authority is the FLOIR. These standards require the Insurance Entities to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the Insurance Entities to the parent company. Except in the case of extraordinary dividends, these standards generally permit dividends to be paid from statutory unassigned surplus of the regulated subsidiary and are limited based on the regulated subsidiary’s level of statutory net income and statutory capital and surplus. The maximum dividend that may be paid by UPCIC and APPCIC to their immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”), without prior regulatory approval is limited by the provisions of the Florida Insurance Code. These dividends are referred to as “ordinary dividends.” However, if the dividend, together with other dividends paid within the preceding twelve months exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval.

In accordance with Florida Insurance Code, and based on the calculations performed by the Company as of December 31, 2017, UPCIC has the capacity to pay ordinary dividends of $36.2 million during 2018. APPCIC does not currently meet the earnings or surplus regulatory requirements to pay ordinary dividends during 2018. For the nine months ended September 30, 2018, no dividends were paid from UPCIC or APPCIC to UVECF.

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

	September 30,	December 31,
	2018	2017
Ten percent of total liabilities
UPCIC	$88,901	$72,633
APPCIC	$538	$572
Statutory capital and surplus
UPCIC	$343,302	$307,686
APPCIC	$16,045	$16,633

As of the dates in the table above, both UPCIC and APPCIC exceeded the minimum statutory capitalization requirement. UPCIC also met the capitalization requirements of the other states in which it is licensed as of September 30, 2018. UPCIC and APPCIC are also required to adhere to prescribed premium-to-capital surplus ratios and have met those requirements at such dates.

The following table summarizes combined net income (loss) for UPCIC and APPCIC determined in accordance with statutory accounting practices for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Combined net income (loss)	$5,468	$(9,662)	$49,190	$33,532

The Insurance Entities are required by various state laws and regulations to maintain certain assets in depository accounts. The following table represents assets held by insurance regulators as of the dates presented (in thousands):

	September 30,	December 31,
	2018	2017
Restricted cash and cash equivalents	$2,635	$2,635
Investments	$3,914	$3,910

6. Liability for Unpaid Losses and Loss Adjustment Expenses

Set forth in the following table is the change in liability for unpaid losses and LAE for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$151,916	$22,645	$248,425	$58,494
Less: Reinsurance recoverable (net of payable offsets)	(96,733)	(1,393)	(182,405)	(106)
Net balance at beginning of period	55,183	21,252	66,020	58,388
Incurred (recovered) related to:
Current year	85,986	116,262	249,488	265,811
Prior years	(39)	113	2,227	1,318
Total incurred	85,947	116,375	251,715	267,129
Paid related to:
Current year	72,034	93,969	140,013	179,000
Prior years	38,372	15,912	146,998	118,771
Total paid	110,406	109,881	287,011	297,771
Net balance at end of period	30,724	27,746	30,724	27,746
Plus: Reinsurance recoverable (net of payable offsets)	127,943	412,697	127,943	412,697
Balance at end of period	$158,667	$440,443	$158,667	$440,443

During the third quarter of 2018, the Company recorded prior year adverse development to increase its estimate of ultimate losses for the third quarter 2017 storm, Hurricane Irma, to $754.0 million from $446.7 million recorded as of 2017 year-end. The prior year adverse development of $311.7 million in direct losses resulted in net losses of $2.2 million after the benefit of reinsurance recoveries, including those related to Hurricane Irma. The increase in the ultimate loss and LAE from Hurricane Irma was the result of a continuation of new reported claims and litigation costs associated with the aggressive nature of plaintiff attorneys on claims in Florida.

The nine months ended September 30, 2017 included prior year loss reserve development of $6.9 million on a direct basis ($1.3 million on a net basis), primarily reflecting strengthening of reserves for the fourth quarter 2016 storm, Hurricane Matthew.

7. Long-Term Debt

Long-term debt consists of the following as of the dates presented (in thousands):

	September 30,	December 31,
	2018	2017
Surplus note	$11,765	$12,868

In 2006, UPCIC entered into a $25.0 million surplus note with the State Board of Administration of Florida (the “SBA”) under Florida’s Insurance Capital Build-Up Incentive Program (the “ICBUI”). The surplus note has a twenty-year term and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Index.

UPCIC was in compliance with the terms of the surplus note as of September 30, 2018.

8. Stockholders’ Equity

Common Stock

The following table summarizes the activity relating to shares of the Company’s common stock during the nine months ended September 30, 2018 (in thousands):

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, as of December 31, 2017	45,778	(11,043)	34,735
Shares repurchased	—	(342)	(342)
Vesting of performance share units	127	—	127
Stock option exercises	1,325	—	1,325
Restricted stock grants	50	—	50
Shares acquired through cashless exercise (1)	—	(962)	(962)
Shares cancelled	(962)	962	—
Balance, as of September 30, 2018	46,318	(11,385)	34,933

(1)

All shares acquired represent shares tendered to cover the strike price for options and tax withholdings on the intrinsic value of options exercised or performance share units vested. These shares have been cancelled by the Company.

In September 2017, UVE’s Board of Directors authorized a share repurchase program under which UVE may repurchase in the open market in compliance with Exchange Act Rule 10b-18, up to $20 million of the Company’s outstanding shares of common stock through December 31, 2018. During the nine months ended September 30, 2018, UVE repurchased 342,749 shares, at an aggregate price of approximately $11.1 million, pursuant to such repurchase program.

Dividends

The following table summarizes the dividends declared and paid by the Company:

	Dividend	Shareholders	Dividend	Cash Dividend
2018	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	January 22, 2018	February 28, 2018	March 12, 2018	$0.14
Second Quarter	April 12, 2018	April 27, 2018	May 4, 2018	$0.14
Third Quarter	May 29, 2018	July 2, 2018	July 16, 2018	$0.16

9. Income Taxes

During the three months ended September 30, 2018 and 2017, the Company recorded approximately $13.8 million and $6.6 million of income tax expense, respectively. The effective tax rate (“ETR”) for the three months ended September 30, 2018 was 26.9% compared to a 40.0% ETR for the same period in 2017.

During the nine months ended September 30, 2018 and 2017, the Company recorded approximately $40.6 million and $41.4 million of income tax expense, respectively. The ETR for the nine months ended September 30, 2018 was 24.7% compared to a 37.0% ETR for the same period in 2017.

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

Income tax expense for the three months ended September 30, 2018 included a net debit for discrete items of $0.2 million driven by an income tax accrual adjustment of $0.9 million relating to return to provision true ups for federal and state jurisdictions, offset by excess tax benefits of $0.7 million resulting from stock-based compensation awards that were exercised during the third quarter in 2018, which thereby increased the current quarter’s ETR by 0.4 percent. Income tax expense for the three months ended September 30, 2017 included a net credit for discrete items of $0.2 million relating to prior year return to provision true ups for federal and state jurisdictions.

Income tax expense for the nine months ended September 30, 2018 included a net credit of $2.0 million driven by the excess tax benefits of $3.3 million resulting from stock-based compensation awards that vested and/or were exercised during that period, offset by an income tax accrual adjustment of $0.9 million relating to return to provision true ups for federal and state jurisdictions and other miscellaneous items of $0.4 million, which thereby decreased the year-to-date ETR by 1.3 percentage points. The prior year’s discrete items for the nine months ended September 30, 2017 were $0.8 million for excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during that period, and a credit to income tax expense of $1.2 million resulting from anticipated recoveries of income taxes paid for the 2014-2015 tax years.

The Company’s income tax provision reflects an estimated annual ETR of 26.0% for 2018, calculated before the impact of discrete items. The statutory tax rate consists of a federal income tax rate of 21% and a state income tax rate, net of federal benefit, of 3.7%.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of September 30, 2018, the Company’s 2015 through 2017 tax years are still subject to examination by the Internal Revenue Service (“IRS”) and various tax years remain open to examination in certain state jurisdictions. In February 2018, the Company received notification from the IRS with respect to an examination of the 2015 tax return. During the third quarter in 2018, the IRS completed its examination of the Company for the 2015 tax year and issued a final Revenue Agent Report with no adjustments.

10. Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution resulting from the exercises of stock options, vesting of restricted stock, vesting of performance share units, and conversion of preferred stock.

The following table reconciles the numerator (i.e., income) and denominator (i.e., shares) of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator for EPS:
Net income	$37,380	$9,964	$123,519	$70,539
Less: Preferred stock dividends	(3)	(3)	(8)	(8)
Income available to common stockholders	$37,377	$9,961	$123,511	$70,531
Denominator for EPS:
Weighted average common shares outstanding	34,861	34,686	34,870	34,927
Plus: Assumed conversion of share-based compensation (1)	1,033	904	859	965
Assumed conversion of preferred stock	25	25	25	25
Weighted average diluted common shares outstanding	35,919	35,615	35,754	35,917
Basic earnings per common share	$1.07	$0.29	$3.54	$2.02
Diluted earnings per common share	$1.04	$0.28	$3.45	$1.96

(1)	Represents the dilutive effect of unvested restricted stock, unvested performance share units and unexercised stock options.

11. Other Comprehensive Income (Loss)

The following table provides the components of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods presented (in thousands):

	Three Months Ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(989)	$(244)	$(745)	$1,207	$461	$746
Less: Reclassification adjustment for (gains) losses realized in net income	10	2	8	(803)	(308)	(495)
Other comprehensive income (loss)	(979)	(242)	(737)	404	153	251
Reclassification adjustments to retained earnings (1)	—	—	—	—	—	—
Change in accumulated other comprehensive income (loss)	$(979)	$(242)	$(737)	$404	$153	$251

	Nine Months Ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net changes related to available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(11,511)	$(2,751)	$(8,760)	$9,248	$3,535	$5,713
Less: Reclassification adjustment for (gains) losses realized in net income	2,807	683	2,124	(2,450)	(938)	(1,512)
Other comprehensive income (loss)	(8,704)	(2,068)	(6,636)	6,798	2,597	4,201
Reclassification adjustments to retained earnings (1)	5,830	2,811	3,019	—	—	—
Change in accumulated other comprehensive income (loss)	$(2,874)	$743	$(3,617)	$6,798	$2,597	$4,201

(1)

This amount represents reclassifications to retained earnings associated with the disproportional income tax effects of the Tax Act on items within AOCI and unrealized losses in AOCI relating to Available for Sale equity security investments. See “—Note 2 (Significant Accounting Policies — Recently Adopted Accounting Pronouncements)” for more information.

The following table provides the reclassifications adjustment for gains (losses) out of accumulated other comprehensive income for the periods presented (in thousands):

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement
Income (Loss) Components	2018	2017	2018	2017	Where Net Income is Presented
Unrealized gains (losses) on available-for-sale debt securities
	$(10)	$803	$(2,807)	$2,450	Net realized gains (losses) sale of securities
	2	(308)	683	(938)	Income taxes
Total reclassification for the period	$(8)	$495	$(2,124)	$1,512	Net of tax

12. Commitments and Contingencies

Obligations under Multi-Year Reinsurance Contracts

We purchase reinsurance coverage to protect our capital and to limit our losses when major events occur. Our reinsurance commitments run from June 1 of the current year to May 31 of the following year. Certain of our reinsurance agreements are for periods longer than one year. Amounts payable for coverage during the current June 1st to May 31st contract period are recorded as “Reinsurance Payable” in the financial statements. Multi-year contract commitments for future years will be recorded at the commencement of the coverage period. Amounts payable for future reinsurance contract years that the Company is obligated to pay are: (1) $82.3 million in 2019 and (2) $33.9 million in 2020.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets measured at fair value on a recurring basis as of the dates presented (in thousands):

	Fair Value Measurements
	September 30, 2018
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
Fixed Maturities:
U.S. government obligations and agencies	$—	$65,998	$—	$65,998
Corporate bonds	—	409,967	—	409,967
Mortgage-backed and asset-backed securities	—	269,228	—	269,228
Municipal bonds	—	3,278	—	3,278
Redeemable preferred stock	—	11,937	—	11,937
Equity Securities:
Common stock	20,575	—	—	20,575
Mutual funds	48,533	—	—	48,533
Total assets accounted for at fair value	$69,108	$760,408	$—	$829,516

	Fair Value Measurements
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Available-For-Sale Debt Securities:
Fixed Maturities:
U.S. government obligations and agencies	$—	$59,604	$—	$59,604
Corporate bonds	—	227,504	—	227,504
Mortgage-backed and asset-backed securities	—	219,452	—	219,452
Municipal bonds	—	120,295	—	120,295
Redeemable preferred stock	—	12,479	—	12,479
Equity Securities:
Common stock	18,811	—	—	18,811
Mutual funds	43,404	—	—	43,404
Available-for-sale short-term investments	—	10,000	—	10,000
Total assets accounted for at fair value	$62,215	$649,334	$—	$711,549

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

The following table summarizes the carrying value and estimated fair values of the Company’s financial instruments not carried at fair value as of the dates presented (in thousands):

	September 30, 2018		December 31, 2017
		(Level 3)		(Level 3)
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Liabilities (debt):
Surplus note	$11,765	$10,501	$12,868	$11,630

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

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date the Financial Statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the Financial Statements as of September 30, 2018.

Hurricane Michael initially made landfall as a strong Category 4 hurricane along the Florida Panhandle on October 10, 2018, primarily impacting Florida, Georgia, and several other Southeastern U.S. states. The storm is expected to produce gross losses and loss adjustment expenses of $300-350 million for the Company, resulting in anticipated total net pre-tax losses and loss adjustment expenses of $35 million. However, to the extent the Company experiences any additional reinsurance recoveries from its supplemental Non-Florida reinsurance program, those recoveries could serve to partially reduce this $35 million retention.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Company” refer to Universal Insurance Holdings, Inc. and its wholly-owned subsidiaries. You should read the following discussion together with our unaudited condensed consolidated financial statements (“Financial Statements”) and the related notes thereto included in Part I, Item 1 “Financial Statements”, and our audited condensed consolidated financial statements and the related notes thereto included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the year.

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

•	Because we conduct the substantial majority of our business in Florida, our financial results depend on the regulatory, economic and weather conditions in Florida,
•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows,
•	We have entered and, in the future, may enter new markets, but there can be no assurance that our diversification and growth strategy will be effective,
•	Loss of key executives or our inability to otherwise attract and retain talent could affect our operations,
•	We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal regulatory standards are not effective,
•	The failure of our claims department to effectively manage claims could adversely affect our insurance business, financial results and capital requirements,
•	Litigation or regulatory actions could have a material adverse impact on us,
•	Our future results are dependent in part on our ability to successfully operate in a highly competitive insurance industry,
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

Overview

Universal Insurance Holdings, Inc. (“UVE,” and together with its wholly-owned subsidiaries, “we,” “our,” “us,” or “the Company”) is the largest personal residential insurance company in Florida as measured by direct premiums written in-force, with approximately 10.5% market share as of June 30, 2018, according to the most recent data reported by the Florida Office of Insurance Regulation (“FLOIR”). We perform substantially all aspects of insurance underwriting, policy issuance, general administration and claims processing and settlement internally through our vertically integrated operations. Our wholly-owned licensed insurance subsidiaries, Universal Property & Casualty Insurance Company (“UPCIC”) and American Platinum Property and Casualty Insurance Company (“APPCIC” and together with UPCIC, the “Insurance Entities”), currently write personal residential insurance policies, predominantly in Florida with $789.5 million in direct premiums written for the nine months ended September 30, 2018. UPCIC also writes residential homeowners insurance policies in Alabama, Delaware, Georgia, Hawaii, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, and Virginia with $132.4 million in direct premiums written for the nine months ended September 30, 2018. UPCIC is also licensed to issue policies in Illinois, Iowa, and West Virginia. APPCIC also is currently writing Fire, Commercial Multi-Peril, and Other Liability policies in Florida. We believe that our longevity in the Florida market and our resulting depth of experience will enable us to continue to successfully grow our business in both hard and soft markets.

We generate revenues primarily from the collection of premiums. The nature of our business tends to be seasonal, reflecting consumer behaviors in connection with the Florida residential real estate market and the hurricane season. The amount of direct premiums written tends to increase just prior to the second quarter of our fiscal year and tends to decrease approaching the fourth quarter. Other sources of revenue include: commissions paid by our reinsurers to our reinsurance intermediary subsidiary, Blue Atlantic Reinsurance Corporation (“BARC”), on reinsurance it places for the Insurance Entities; policy fees collected from policyholders by our managing general agent subsidiary, Universal Risk Advisors and financing fees charged to policyholders who choose to defer premium payments. In addition, our subsidiary, Universal Adjusting Corporation (“UAC”) receives fees from the Insurance Entities for claims-handling services. The Insurance Entities are reimbursed for these fees on claims that are subject to recovery under the Insurance Entities’ respective reinsurance programs. These fees, after expenses, are recorded in the condensed consolidated financial statements as an adjustment to losses and loss adjustment expenses (“LAE”). We also generate income by investing our assets.

Over the past several years, we have grown our business both within Florida and elsewhere in the United States through our distribution network of approximately 9,300 licensed independent agents. Our goals are to profitably grow our business, invest in our vertically integrated structure, expand our independent agent network, and return value to shareholders. Some of our key strategies include increasing our policies in force in Florida through continued profitable and organic growth; expanding into other states to diversify our revenue and risk; optimizing our reinsurance program; and continuing to provide high quality service to our policyholders and reinsurers through our vertically integrated structure. We believe each of these strategies has contributed to an increase in earnings and earnings per share as well as an improvement in our overall financial condition. See “—Results of Operations” below for a discussion of our results for the three and nine months ended September 30, 2018 compared to the same periods in 2017.

Our overall organic growth strategy emphasizes taking prudent measures to increase our footprint, grow our policy count and improve the quality of our business rather than merely increasing our market share. Our focus on long-term capital strength and organic growth allows us to be selective in the risks we accept. Our goal is to write risks that are priced adequately and meet our underwriting standards. We believe that our strategy of organically expanding our premium growth through our independent agent distribution network and through our unique direct-to-consumer online platform called Universal DirectSM (which enables homeowners to directly purchase, pay for and bind homeowners policies online without the need to directly interface with any intermediaries), streamlining claims management and balancing appropriate pricing with disciplined underwriting standards will maximize our profitable growth. We also intend to continue our expansion outside of Florida in markets that allow us to write profitable business and to diversify our revenue and risk. Upon entering new markets, we leverage our existing independent agent network to generate new local relationships and business, and we take the time to learn about each new market and any of its unique risks in order to carefully develop our own policy forms, rates and informed underwriting standards. Our expansion efforts differ from many of our competitors that have grown in recent years primarily through assumption of policies from Citizens Property Insurance Corporation, Florida’s statutory residual property insurance market, and through mergers and acquisitions.

As a result of our organic growth strategy and initiatives, we have seen increases in policy count and insured value in all states for over three years. The percentage of our total insured value for states outside of Florida increased from 24.9% as of September 30, 2017 to 30.4% as of September 30, 2018. The following table provides direct premiums written for Florida and other states for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended
	September 30, 2018		September 30, 2017		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$260,024	84.1%	$238,309	86.7%	$21,715	9.1%
Other states	49,152	15.9%	36,435	13.3%	12,717	34.9%
Total	$309,176	100.0%	$274,744	100.0%	$34,432	12.5%

	For the Nine Months Ended
	September 30, 2018		September 30, 2017		Growth year over year
State	Direct Premiums Written	%	Direct Premiums Written	%	$	%
Florida	$789,539	85.6%	$718,177	88.0%	$71,362	9.9%
Other states	132,402	14.4%	98,173	12.0%	34,229	34.9%
Total	$921,941	100.0%	$816,350	100.0%	$105,591	12.9%

Third-Quarter 2018 Highlights (comparisons are to the third quarter 2017 unless otherwise specified)

•	Direct premiums written overall grew by $34.4 million, or 12.5%, to $309.2 million compared to growth of $32.9 million and $274.7 million of written premium.
•	In Florida, direct premiums written grew by $21.7 million, or 9.1%, and in our Other States, direct premiums written grew by $12.7 million, or 34.9%.
•	Net earned premiums grew by $14.4 million, or 8.3%, to $188.9 million.
•	Total revenues increased by $15.9 million, or 8.4%, to $206.2 million.
•	Loss ratio was 45.5% as compared to 66.7%
•	Diluted earnings per share increased by $0.76 to $1.04.
•	Less financial impact from storms’ activity this quarter when compared to Hurricane Irma, which occurred in the third quarter in 2017.
•

Claims settlement fees reimbursed to the Insurance Entities by reinsurers related to the Insurance Entities’ costs of handling Hurricane Irma claims resulted in a $16.7 million net benefit, thereby reducing losses and LAE expense for the quarter.

•	Primarily as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), our effective tax rate decreased from 40.0% in 2017 to 26.9% in 2018.
•

Paid dividends of $0.16 per share in the third quarter in 2018, which is up $0.02, or 14.3%, from the $0.14 per share quarterly dividend that the Company previously paid in the first and second quarters in 2018.

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

UPCIC’s Retention

UPCIC has a net retention of $35 million per catastrophe event for losses incurred, in all states, up to a first event loss of $3.13 billion. UPCIC also purchases a separate underlying catastrophe program to further reduce its retention for all losses occurring in any state other than Florida (the “Other States Reinsurance Program”). UPCIC retains only $5 million under its Other States Reinsurance Program in the first event, $3 million in the second event and only $1 million under its Other States Reinsurance Program for the third through fifth events. These retention amounts are gross of any potential tax benefit we would receive in paying such losses.

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

In certain circumstances involving a first catastrophic event impacting both Florida and other states, UPCIC’s retention could result in pre-tax net liability as low as $5,000,000 – the $35 million net retention under the all states reinsurance program could be offset by as much as $30 million in coverage under the Other States Reinsurance Program – or 1.5% of UPCIC’s statutory policyholders’ surplus as of September 30, 2018.

FHCF

UPCIC’s third-party reinsurance program supplements the FHCF coverage we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of September 30, 2018, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $2.33 billion, or $2.1 billion, in excess of $727 million. The estimated premium that UPCIC plans to cede to the FHCF for the 2018 hurricane season is $136.8 million.

Coverage purchased from third-party reinsurers, as described above, adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our Florida portfolio due to a land falling hurricane.

The third-party reinsurance we purchase for UPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, UPCIC has reinsurance coverage of up to $3.13 billion for the first event, as illustrated by the graphic below. Should a catastrophic event occur, we would retain up to $35 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

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

APPCIC’s Retention

APPCIC has a net retention of $2 million for all losses per catastrophe event for losses incurred up to a first event loss of $36.65 million. This retention amount is gross of any potential tax benefit we would receive in paying such losses.

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

FHCF

APPCIC’s third-party reinsurance program is used to supplement the FHCF reinsurance we are required to purchase every year. The limit and retention of the FHCF coverage we receive each year is subject to upward or downward adjustment based on, among other things, submitted exposures to the FHCF by all participants. As of September 30, 2018, we estimate our FHCF coverage includes a maximum provisional limit of 90% of $20.5 million, or $18.5 million, in excess of $6.4 million. The estimated premium that APPCIC plans to cede to the FHCF for the 2018 hurricane season is $1.25 million. Factoring in our estimated coverage under the FHCF, we purchase coverage alongside our FHCF coverage from third-party reinsurers as described above, which adjusts to provide coverage for certain losses not otherwise covered by the FHCF. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events. The FHCF coverage extends only to losses to our portfolio impacted by a land falling hurricane.

The third-party reinsurance we purchase for APPCIC is therefore net of FHCF recovery. When our FHCF and third-party reinsurance coverages are taken together, APPCIC has reinsurance coverage of up to $36.65 million, as illustrated by the graphic below. Should a catastrophic event occur, we would retain $2 million pre-tax for each catastrophic event, and would also be responsible for any additional losses that exceed our top layer of coverage.

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

Results of Operations — Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net income was $37.4 million for the three months ended September 30, 2018, an increase of $27.4 million, or 275.2%, compared to $10.0 million for the three months ended September 30, 2017. This quarter is comparatively better due to continued growth and underwriting profits, a lesser impact from catastrophic storms, and a reduced effective tax rate. Our results for the three months ended September 30, 2017 include the impact of Hurricane Irma. Diluted earnings per common share increased by $0.76 to $1.04 for the three months ended September 30, 2018, compared to $0.28 per share for the three months ended September 30, 2017, reflecting the increase in net income offset by a slight increase in our weighted average diluted common shares outstanding.

A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$309,176	$274,744	$34,432	12.5%
Change in unearned premium	(20,772)	(19,935)	(837)	4.2%
Direct premium earned	288,404	254,809	33,595	13.2%
Ceded premium earned	(99,466)	(80,292)	(19,174)	23.9%
Premiums earned, net	188,938	174,517	14,421	8.3%
Net investment income (expense)	6,642	3,085	3,557	115.3%
Net realized gains (losses) on sale of securities	403	803	(400)	NM
Net change in unrealized gains (losses) of equity securities	(2,473)	—	(2,473)	NM
Commission revenue	5,658	5,304	354	6.7%
Policy fees	5,204	4,861	343	7.1%
Other revenue	1,783	1,673	110	6.6%
Total premiums earned and other revenues	206,155	190,243	15,912	8.4%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	85,947	116,375	(30,428)	-26.1%
General and administrative expenses	69,041	57,269	11,772	20.6%
Total operating costs and expenses	154,988	173,644	(18,656)	-10.7%
INCOME BEFORE INCOME TAXES	51,167	16,599	34,568	208.3%
Income tax expense	13,787	6,635	7,152	107.8%
NET INCOME	$37,380	$9,964	$27,416	275.2%
Other comprehensive income (loss), net of taxes	(737)	251	(988)	NM
COMPREHENSIVE INCOME	$36,643	$10,215	$26,428	258.7%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$1.04	$0.28	$0.76	271.4%
Weighted average diluted common shares outstanding	35,919	35,615	304	0.9%

NM – Not Meaningful

Direct premiums written increased by $34.4 million, or 12.5%, for the quarter ended September 30, 2018, driven by growth within our Florida business of $21.7 million, or 9.1%, as compared to the same period of the prior year, and growth in our Other States business of $12.7 million, or 34.9%, as compared to the same period of the prior year. Florida growth was driven by growth in policy count as well as the impact of an average statewide rate increase of 3.4%, which was approved in early December and effective for new business beginning on December 7, 2017 and for renewal business beginning on January 26, 2018. Geographic expansion efforts in our Other States business continued to add to overall premium levels, and we are now actively writing policies in 16 states other than our home state of Florida.

Direct premium earned increased by $33.6 million, or 13.2%, for the quarter ended September 30, 2018, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.

Ceded premium earned increased by $19.2 million, or 23.9%, for the quarter ended September 30, 2018. The increase was the result of: (1) a general increase in costs for the Company’s 2018/2019 reinsurance program fueled by growth, compared to the expiring program; (2) additional ceded premium earned of $1.3 million was recorded during the period for the FHCF coverage; and (3) $13.5 million of fully earned reinstatement premiums relating to increases in the Company’s estimated losses associated with Hurricane Irma. Ceded premium earned as a percent of direct premiums earned was 34.5% for the three months ended September 30, 2018 compared to 31.5% for the three months ended September 30, 2017.

Premiums earned, net of ceded premium earned, grew by 8.3%, or $14.4 million, to $188.9 million for the three months ended September 30, 2018, reflecting the increase in direct premium and ceded premium earned discussed above.

Net investment income was $6.6 million for the three months ended September 30, 2018, compared to $3.1 million for the same period in 2017, an increase of $3.5 million, or 115.3%. The increase is the result of several factors including the growth in cash and invested assets compared to the prior year and an increase in yields from a shift in asset mix and rising interest rates. Total invested assets were $853.2 million, with an average fixed income credit rating of A+ during the three months ended September 30, 2018 compared to $651.6 million with an average fixed income credit rating of AA- for the same period in 2017. Cash and cash equivalents were $252.3 million at September 30, 2018 compared to $213.5 million at year end, an increase of 18.2%. Cash and cash equivalents are invested short term until needed to settle payments to reinsurers, loss and LAE payments and operating cash needs.

We sell securities from our investment portfolio from time to time when opportunities arise or when circumstances could result in greater losses or lower yields if held. We sold debt securities available for sale and equity securities during the three months ended September 30, 2018, generating net realized gain of $0.4 million compared to net realized gain of $0.8 million for the three months ended September 30, 2017.

The third quarter of 2018 included an unrealized loss of $2.5 million, resulting from a decline in value of our equity securities portfolio during the period. We highlight that this line item was added during the quarter ended March 31, 2018 as a result of the adoption of new accounting guidance for equity securities. See “Item 1—Note 2 (Significant Accounting Policies—Recently Adopted Accounting Pronouncements)” for more information. The comparable change in unrealized gains (losses) within our equity portfolio for the prior period in 2017 was $0.1 million of pretax losses, which was not included in net income in the prior period in 2017 but was included in other comprehensive income (loss), which is presented net of taxes.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the three months ended September 30, 2018, commission revenue was $5.7 million, compared to $5.3 million for the three months ended September 30, 2017. The increase in commission revenue of $0.4 million, or 6.7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was from commissions earned on increased ceded premiums in connection with the Company’s June 1, 2018 renewal of its 2018/2019 Reinsurance Program.

Policy fees for the three months ended September 30, 2018, were $5.2 million compared to $4.9 million for the same period in 2017. The increase of $0.3 million, or 7.1%, was the result of an increase in the number of new and renewal policies written during the three months ended September 30, 2018 compared to the same period in 2017.

Other revenue represents revenue from policy installment fees, premium financing and other miscellaneous income, was $1.8 million for the three months ended September 30, 2018 compared to $1.7 million for the same period in 2017.

Losses and LAE, net of reinsurance, was $85.9 million for the three months ended September 30, 2018, compared to $116.4 million during the same period in 2017 as follows (dollars in thousands):

	Three Months Ended September 30, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$288,404		$99,466		$188,938

Loss and loss adjustment expenses:
Weather events*	$41,858	14.5%	$34,358	34.5%	$7,500	4.0%
Prior year adverse/(favorable) reserve development	149,633	51.9%	149,672	150.5%	(39)	0.0%
All other losses and loss adjustment expenses	78,667	27.3%	181	0.2%	78,486	41.5%
Total losses and loss adjustment expenses	$270,158	93.7%	$184,211	185.2%	$85,947	45.5%

	Three Months Ended September 30, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$254,809		$80,292		$174,517

Loss and loss adjustment expenses:
Weather events*	$452,000	177.4%	$415,000	516.8%	$37,000	21.2%
Prior year adverse/(favorable) reserve development	(67)	0.0%	(180)	-0.2%	113	0.1%
All other losses and loss adjustment expenses	79,335	31.1%	73	0.1%	79,262	45.4%
Total losses and loss adjustment expenses	$531,268	208.5%	$414,893	516.7%	$116,375	66.7%

*Includes only weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

For the quarter ended September 30, 2018, we experienced $41.9 million of significant weather events, including Hurricane Florence, a $35.0 million direct loss event that was a Category 1 storm making landfall near Wrightsville Beach, North Carolina on September 12, 2018, and to a lesser extent, Tropical Storm Gordon and other weather events occurring in the quarter. The Company’s reinsurance program limited losses from Hurricane Florence to $5.0 million net. This compares to weather losses in 2017 of $452.0 million direct and $37.0 million net related to Hurricane Irma.

During the third quarter of 2018, the Company recorded prior year adverse development to increase its estimate of ultimate losses on Hurricane Irma to $754.0 million, from $603.5 million recorded as of the second quarter in 2018. The prior year adverse development of $149.6 million in direct losses recorded this quarter was principally from Hurricane Irma and resulted in a net retention benefit of $39 thousand after cessions and adjustments to the Company’s reinsurers. The increase in the ultimate loss and LAE related to Hurricane Irma was the result of a continuation of new reported claims and litigation costs associated with the aggressive nature of plaintiff attorneys on claims in Florida.

All other net losses and LAE were $78.5 million for the three months ended September 30, 2018, compared to $79.3 million during the same period in 2017. The Company’s service subsidiaries generated fees during the quarter for settling claims ceded to reinsurers, principally related to Hurricane Irma. During the third quarter ended September 30, 2018, the Company generated a $16.7 million net benefit from claim settlement fees, which was recorded in the condensed consolidated financial statements as a reduction to losses and LAE. This had a favorable effect on our underlying loss and LAE ratio of approximately 5.8 percentage points on a direct basis (or 8.8 percentage points on a net basis). The Company’s underlying loss and LAE ratio reflects an increased level of severe weather activity in recent years, continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida, as well as claims trends in Florida, including the growth in claim costs and challenges faced when policyholders assign their policy benefits to third parties, including the increased litigation costs arising from these claims.

General and administrative expenses were $69.0 million for the three months ended September 30, 2018, compared to $57.3 million during the same period in 2017 as follows (dollars in thousands):

	Three Months Ended
	September 30,				Change
	2018		2017		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$188,938		$174,517		$14,421	8.3%
General and administrative expenses:
Policy acquisition costs	42,745	22.6%	35,304	20.2%	7,441	21.1%
Other operating costs	26,207	13.9%	21,885	12.5%	4,322	19.7%
Interest expense	89	—	80	—	9	11.3%
Total general and administrative expenses (1)	$69,041	36.5%	$57,269	32.8%	$11,772	20.6%

(1)	Total general and administrative expense ratio does not include interest expense.

The increase in general and administrative expenses of $11.8 million was primarily the result of modest increases in both policy acquisition costs and other operating costs, which increased by $7.4 million and $4.3 million, respectively, as compared to the same period of the prior year. Our underlying policy acquisition costs continued to be driven by increased premium volume and continued geographic expansion into states that typically have higher commission rates as compared to Florida. Our other operating costs increased by $4.3 million compared to the same period of the prior year, which was primarily driven by an increase of $4.1 million in performance bonuses and stock option grants. The comparative increase in performance bonuses was due to lower pretax income in the third quarter of 2017 due to Hurricane Irma.

The expense ratio was impacted by the costs noted above and the ratio was further increased due to an increase in fully earned reinstatement premiums that reduced premiums earned, net (the denominator in the ratio) this quarter. As a result of the above items, the expense ratio increased to 36.5% for the three months ended September 30, 2018 compared to 32.8% for the same period in 2017.

Income tax expense increased by $7.2 million, or 107.8%, for the three months ended September 30, 2018, when compared with the three months ended September 30, 2017. Our effective tax rate decreased to 26.9% for the three months ended September 30, 2018, as compared to 40.0% for the three months ended September 30, 2017. The increase in income tax expense of $7.2 million is primarily the result of an increase in net income of $27.4 million offset by a reduction in the federal tax rate due to the enactment of the Tax Act. See “Item 1—Note 9 (Income Taxes)” for an explanation of the change in our effective tax rates.

Other comprehensive loss, net of taxes for the three months ended September 30, 2018 was $0.7 million compared to other comprehensive income of $0.3 million for the same period in 2017. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Results of Operations — Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income was $123.5 million for the nine months ended September 30, 2018, an increase of $53.0 million, or 75.1%, compared to $70.5 million for the nine months ended September 30, 2017. The nine months ended September 30, 2018 is comparatively better due to continued growth and underwriting profits, a lesser impact from catastrophic storms, and a reduced effective tax rate. Our results for the nine months ended September 30, 2017 include the impact of Hurricane Irma. Diluted earnings per common share increased by $1.49 to $3.45 for the nine months ended September 30, 2018, compared to $1.96 per share for the nine months ended September 30, 2017, reflecting the increase in net income and a slight reduction in our weighted average diluted common shares outstanding. A detailed discussion of our results of operations follows the table below (in thousands, except per share data).

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
PREMIUMS EARNED AND OTHER REVENUES
Direct premiums written	$921,941	$816,350	$105,591	12.9%
Change in unearned premium	(97,249)	(80,543)	(16,706)	20.7%
Direct premium earned	824,692	735,807	88,885	12.1%
Ceded premium earned	(260,905)	(230,722)	(30,183)	13.1%
Premiums earned, net	563,787	505,085	58,702	11.6%
Net investment income (expense)	17,213	9,012	8,201	91.0%
Net realized gains (losses) on sale of securities	(2,093)	2,450	(4,543)	NM
Net change in unrealized gains (losses) of equity securities	(9,103)	—	(9,103)	NM
Commission revenue	16,638	14,546	2,092	14.4%
Policy fees	15,743	14,594	1,149	7.9%
Other revenue	5,258	4,917	341	6.9%
Total premiums earned and other revenues	607,443	550,604	56,839	10.3%
OPERATING COSTS AND EXPENSES
Losses and loss adjustment expenses	251,715	267,129	(15,414)	-5.8%
General and administrative expenses	191,614	171,582	20,032	11.7%
Total operating costs and expenses	443,329	438,711	4,618	1.1%
INCOME BEFORE INCOME TAXES	164,114	111,893	52,221	46.7%
Income tax expense	40,595	41,354	(759)	-1.8%
NET INCOME	$123,519	$70,539	$52,980	75.1%
Other comprehensive income (loss), net of taxes	(6,636)	4,201	(10,837)	NM
COMPREHENSIVE INCOME	$116,883	$74,740	$42,143	56.4%
DILUTED EARNINGS PER SHARE DATA:
Diluted earnings per common share	$3.45	$1.96	$1.49	76.0%
Weighted average diluted common shares outstanding	35,754	35,917	(163)	-0.5%

NM – Not Meaningful

Direct premiums written increased by $105.6 million, or 12.9%, for the nine months ended September 30, 2018, driven by growth within our Florida business of $71.4 million, or 9.9%, as compared to the same period of the prior year, and growth in our Other States business of $34.2 million, or 34.9%, as compared to the same period of the prior year. Florida growth was driven by growth in policy count as well as the impact of an average statewide rate increase of 3.4%, which was approved in early December and effective for new business beginning on December 7, 2017 and for renewal business beginning on January 26, 2018. Geographic expansion efforts in our Other States business continued to add to overall premium levels, and we are now actively writing policies in 16 states other than our home state of Florida. We commenced operations and wrote our first policy in New Hampshire in early April 2018.

Direct premium earned increased by $88.9 million, or 12.1%, for the nine months ended September 30, 2018, reflecting the earning of premiums written over the past 12 months and changes in rates and policy count during that time.

Ceded premium earned increased by $30.2 million, or 13.1%, for the nine months ended September 30, 2018. The increase was the result of: (1) a general increase in costs for the Company’s 2018/2019 reinsurance program fueled by growth, compared to the expiring program; (2) additional ceded premium earned of $1.3 million recorded during the period for the FHCF coverage; and (3) $13.5 million of fully earned reinstatement premiums relating to increases in the Company’s estimated losses associated with third quarter 2017 storm, Hurricane Irma. Ceded premium earned as a percent of direct premiums earned was 31.6% for the nine months ended September 30, 2018 compared to 31.4% for the nine months ended September 30, 2017.

Premiums earned, net of ceded premium earned, grew by 11.6%, or $58.7 million, to $563.8 million for the nine months ended September 30, 2018, reflecting the increase in direct premium and ceded premium earned discussed above.

Net investment income was $17.2 million for the nine months ended September 30, 2018, compared to $9.0 million for the same nine months ended in 2017, an increase of $8.2 million, or 91.0%. The increase is the result of several factors including the growth in cash and invested assets compared to the prior year and an increase in yields from a shift in asset mix and rising interest rates. Total invested assets were $853.2 million, with an average fixed income credit rating of A+ during the nine months ended September 30, 2018 compared to $651.6 million with an average fixed credit rating of AA- for the same period in 2017. Cash and cash equivalents were $252.3 million at September 30, 2018 compared to $213.5 million at year end, an increase of 18.2%. Cash and cash equivalents are invested short term until needed to settle payments to reinsurers, loss and LAE payments and operating cash needs.

We sell securities from our investment portfolio from time to time when opportunities arise or when circumstances could result in greater losses or lower yields if held. We sold debt securities available for sale and equity securities during the nine months ended September 30, 2018, generating net realized losses of $2.1 million compared to net realized gains of $2.5 million for the nine months ended September 30, 2017. The investment securities sold during the nine months ended September 30, 2018 were comprised primarily of municipal securities, which were liquidated in light of their diminished after-tax returns following the enactment of the Tax Act.

The first nine months of 2018 included an unrealized loss of $9.1 million, resulting from a decline in value of our equity securities portfolio during that period. We highlight that this line item was added during the nine months ended September 30, 2018, as a result of the adoption of new accounting guidance for equity securities. See “Item 1—Note 2 (Significant Accounting Policies—Recently Adopted Accounting Pronouncements)” for more information. The comparable change in unrealized gains (losses) within our equity portfolio for the prior period in 2017 was $1.1 million of pretax gains, which was not included in net income in the prior period in 2017 but was included in other comprehensive income (loss), which is presented net of taxes.

Commission revenue is comprised principally of brokerage commissions we earn from reinsurers on reinsurance placed for the Insurance Entities. For the nine months ended September 30, 2018, commission revenue was $16.6 million, compared to $14.5 million for the nine months ended September 30, 2017. The increase in commission revenue of $2.1 million, or 14.4%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, was primarily the result of an increase of $1.4 million of commissions received by BARC relating to increased reinstatement premiums. Commission revenue also increased due to increased ceded premiums in connection with the Company’s June 1, 2018 renewal of its 2018/2019 Reinsurance Program.

Policy fees for the nine months ended September 30, 2018, were $15.7 million compared to $14.6 million for the same period in 2017. The increase of $1.1 million, or 7.9%, was the result of an increase in the number of new and renewal policies written during the nine months ended September 30, 2018 compared to the same period in 2017.

Other revenue represents revenue from policy installment fees, premium financing and other miscellaneous income, was $5.3 million for the nine months ended September 30, 2018 compared to $4.9 million for the same period in 2017.

Losses and LAE, net of reinsurance were $251.7 million for the nine months ended September 30, 2018, compared to $267.2 million during the same period in 2017 as follows (dollars in thousands):

	Nine Months Ended September 30, 2018
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$824,692		$260,905		$563,787

Loss and loss adjustment expenses:
Weather events*	$46,858	5.7%	$34,358	13.2%	$12,500	2.2%
Prior year adverse/(favorable) reserve development	311,683	37.8%	309,456	118.6%	2,227	0.4%
All other losses and loss adjustment expenses	234,878	28.5%	(2,110)	(0.8%)	236,988	42.0%
Total losses and loss adjustment expenses	$593,419	72.0%	$341,704	131.0%	$251,715	44.6%

	Nine Months Ended September 30, 2017
	Direct	Loss Ratio	Ceded	Loss Ratio	Net	Loss Ratio
Premiums earned	$735,807		$230,722		$505,085

Loss and loss adjustment expenses:
Weather events*	$461,000	62.7%	$415,000	179.9%	$46,000	9.1%
Prior year adverse/(favorable) reserve development	6,896	0.9%	5,578	2.4%	1,318	0.3%
All other losses and loss adjustment expenses	219,811	29.9%	—	—	219,811	43.5%
Total losses and loss adjustment expenses	$687,707	93.5%	$420,578	182.3%	$267,129	52.9%

* Includes only weather events beyond those expected.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for change in liability for unpaid losses and LAE.

For the nine months ended September 30, 2018, we experienced $46.9 million of significant weather events, including Hurricane Florence, a $35.0 million direct loss event, and to a lesser extent, Tropical Storm Gordon, the eruption of the Kilauea volcano in Hawaii, and several other meaningful weather related events that occurred in 2018. The Company’s reinsurance program limited 2018 weather event net losses to $12.5 million for the nine months ended September 30, 2018. This compares to $461.0 million direct loss and $46.0 million net loss related to weather events in the nine months ended September 30, 2017, which include Hurricane Irma.

During the nine months ended September 30, 2018, the Company recorded prior year adverse development to increase its estimate of ultimate losses on Hurricane Irma to $754.0 million from $446.7 million recorded as of 2017 year-end. The prior year adverse development of $311.7 million in direct losses results in net losses of $2.2 million after the benefit of reinsurance recoveries. The increase in the ultimate loss and LAE related to Hurricane Irma was the result of a continuation of new reported claims and litigation costs associated with the aggressive nature of plaintiff attorneys on claims in Florida.

The nine months ended September 30, 2017 included prior period loss reserve development of $6.9 million on a direct basis ($1.3 million on a net basis), also primarily reflecting strengthening of reserves for the fourth quarter 2016 storm, Hurricane Matthew.

All other net losses and LAE were $237.0 million for the nine months ended September 30, 2018, compared to $219.8 million during the same period in 2017. The Company’s service subsidiaries generated additional fees during the nine months ended September 30, 2018 for claims ceded to reinsurers principally related to Hurricane Irma. During the nine months ended September 30, 2018, the Company generated a $35.5 million net benefit from claim settlement fees which was recorded in the condensed consolidated financial statements as a reduction to losses and LAE in 2018. This had a favorable effect on our underlying loss and LAE ratio of approximately 4.3 percentage points on a direct basis (or 6.3 percentage points on a net basis). The Company’s underlying loss and LAE ratio reflects an increased level of severe weather activity in recent years, continued geographic expansion into states outside of Florida where non-catastrophe loss ratios are generally higher than in Florida, as well as the marketplace dynamics inside of Florida including challenges faced when policyholders assign their policy benefits to third parties including the increased litigation costs arising from these claims.

General and administrative expenses were $191.6 million for the nine months ended September 30, 2018, compared to $171.6 million during the same period in 2017 as follows (dollars in thousands):

	Nine Months Ended
	September 30,				Change
	2018		2017		$	%
	$	Ratio	$	Ratio
Premiums earned, net	$563,787		$505,085		$58,702	11.6%
General and administrative expenses:
Policy acquisition costs	114,333	20.3%	100,754	19.9%	13,579	13.5%
Other operating costs	77,023	13.7%	70,559	14.0%	6,464	9.2%
Interest expense	258	—	269	—	(11)	(4.1%)
Total general and administrative expenses (1)	$191,614	33.9%	$171,582	33.9%	$20,032	11.7%

(1)	Total general and administrative expense ratio does not include interest expense.

The increase in general and administrative expenses of $20.0 million was primarily the result of increases in policy acquisition costs of $13.6 million, which were driven by increased premium volume and continued geographic expansion into states that have higher typical commission rates compared to our home state of Florida, and to a lesser extent due to an increase in other operating costs of $6.4 million. General and administrative expenses for the nine months ended September 30, 2018 included a $6.5 million benefit (included within policy acquisition costs) related to a settlement of prior year premium tax audits with the Florida Department of Revenue, which reduced the expense ratio by 1.2 percentage points. Our other operating costs increased by $6.4 million compared to the same period of the prior year, which was primarily driven by an increase of $5.7 million in performance bonuses and stock option grants. The comparative increase in performance bonuses was due to lower pretax income in the third quarter of 2017 due to Hurricane Irma.

The expense ratio was impacted by the costs noted above and the ratio was further increased due to an increase in fully earned reinstatement premiums reducing premiums earned, net (the denominator in the ratio) during the nine months ended September 30, 2018. Overall, the expense ratio (general and administrative expenses as a percentage of net earned premiums) benefited from economies of scale as general and administrative expenses did not increase at the same rate as revenues. As a result of the above items, the expense ratio for each of the nine months ended September 30, 2018 and for the same period in 2017 was 33.9%.

Income tax expense decreased by $0.8 million, or 1.8%, for the nine months ended September 30, 2018, when compared with the nine months ended September 30, 2017. Our effective tax rate decreased to 24.7% for the nine months ended September 30, 2018, as compared to 37.0% for the nine months ended September 30, 2017. The decrease in both income tax expense and our effective tax rate is primarily the result of the enactment of the Tax Act. See “Item 1—Note 9 (Income Taxes)” for an explanation of the change in our effective tax rates.

Other comprehensive loss, net of taxes for the nine months ended September 30, 2018 was $6.6 million compared to other comprehensive income of $4.2 million for the same period in 2017. See “Item 1—Note 11 (Other Comprehensive Income (Loss))” for additional information about the amounts comprising other comprehensive income and loss for these periods.

Analysis of Financial Condition—As of September 30, 2018 Compared to December 31, 2017

We believe that cash flows generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. Our policy is to invest amounts considered to be in excess of current working capital requirements.

The following table summarizes, by type, the carrying values of investments as of the dates presented (in thousands):

	As of
	September 30,	December 31,
Type of Investment	2018	2017
Available-for-sale debt securities	$760,408	$639,334
Available-for-sale short-term investments	—	10,000
Equity securities	69,108	62,215
Investment real estate, net	23,720	18,474
Total	$853,236	$730,023

See “Item 1—Condensed Consolidated Statements of Cash Flows” for explanations of changes in investments.

Prepaid reinsurance premiums represent the portion of unearned ceded written premiums that will be earned pro-rata over the coverage period of our reinsurance program, which runs from June 1 to May 31 of the following year. The increase of $95.6 million to $228.4 million as of September 30, 2018 was due primarily to ceded written premium for the reinsurance costs relating to our 2018-2019 catastrophe reinsurance program beginning June 1, 2018, less amortization of those costs recorded during the period.

Reinsurance recoverable represents the estimated amounts of paid and unpaid losses, loss adjustment expenses and expenses that are recoverable from reinsurers. The decrease of $23.8 million to $158.6 million as of September 30, 2018 was due to the settlement of amounts due from reinsurers. The largest settled balances during the year related to claims ceded to reinsurers relating to Hurricane Irma and to a lesser extent Hurricane Matthew.

Premiums receivable, net represents amounts receivable from policyholders. The increase in premiums receivable, net of $9.5 million to $66.0 million as of September 30, 2018 relates to both the growth in and seasonality of the Company’s business.

Deferred income taxes represent temporary differences between the tax basis of assets and liabilities and their amount recorded in the financial statements, which will result in taxable or deductible amounts in the future. During the nine months ended September 30, 2018, deferred income tax asset, net decreased by $1.3 million to $7.9 million, primarily due to an increase in deferred policy acquisition costs offset by the recording of a deferred tax asset for unrealized losses on investments.

Deferred policy acquisition costs increased by $17.6 million to $90.6 million as of September 30, 2018, which is in line with the underlying premium growth and the seasonality of the Company’s business. See “Item 1—Note 5 (Insurance Operations)” for a roll-forward in the balance of our deferred policy acquisition costs.

Income taxes recoverable, which represents estimated tax payments less estimated tax obligations to taxing authorities, was $5.2 million as of September 30, 2018 compared to $9.5 million as of December 31, 2017. The decrease of $4.3 million represents the net effect of payments versus estimated liabilities as the Company settles its tax obligations during the year.

Other assets increased by $9.3 million to $21.7 million as of September 30, 2018, which was primarily attributable to receivables relating to sales of our securities from our investment portfolio that settled after September 30, 2018.

See “Item 1—Note 6 (Liability for Unpaid Losses and Loss Adjustment Expenses)” for a roll-forward in the balance of our unpaid losses and loss adjustment expenses. Unpaid losses and loss adjustment expenses decreased by $89.8 million to $158.7 million as of September 30, 2018. The reduction in unpaid losses and loss adjustment expenses was principally due to the settlement of Hurricane Irma claims and other claims that were unpaid as of December 31, 2017. Also, during the third quarter of 2018, the Company increased its estimate for Hurricane Irma claims by $150.5 million, recorded $35 million for Hurricane Florence and $2.5 million for Tropical Storm Gordon, which increased reserves. Overall reserves decreased by $89.8 million as claim settlements exceeded new emerging claims. Unpaid losses and loss adjustment expenses are net of estimated subrogation recoveries. The Company is continuing its initiatives to expedite claims payments, including the ability of our mobile claims teams to rapidly settle certain claims, which we refer to as “Fast Track,” and pursuing the anticipated benefits from subrogation collections.

Unearned premiums represent the portion of direct premiums written that will be earned pro rata in the future. The increase of $97.2 million to $629.7 million as of September 30, 2018 reflects both organic growth and the seasonality of our business as described under “—Overview”.

Advance premium represents premium payments made by policyholders ahead of the effective date of the policies. The increase of $6.6 million to $32.8 million as of September 30, 2018 reflects both organic growth and the seasonality of our business as described under “—Overview”.

Book overdrafts represent outstanding checks or drafts in excess of cash on deposit with banking institutions and are examined to determine if a legal right of offset exists for accounts within the same banking institution at each balance sheet date. The Company maintains a short-term cash investment sweep to maximize investment returns on cash balances. Due to sweep activities, certain outstanding items are recorded as book overdrafts, which totaled $30.3 million as of September 30, 2018 compared to $36.7 million as of December 31, 2017. The decrease of $6.4 million is the result of higher cash balances available for offset as of September 30, 2018 and to a lesser amount fewer outstanding items as of September 30, 2018 compared to December 31, 2017 as Hurricane Irma claims are settled.

Reinsurance payable, net, principally represents the unpaid ceded written premiums owed to reinsurers in connection with the renewal of the Company’s 2018-2019 catastrophe reinsurance program on June 1, 2018, and to a lesser extent unpaid reinstatement premiums and cash advances received from reinsurers. The balance increased by $150.8 million to $261.1 million as of September 30, 2018 as a result of the above items. Ceded premiums for the 2018-2019 catastrophe reinsurance program are paid in installments over the June 1 to May 31 policy term.

Other liabilities and accrued expenses increased by $19.9 million to $65.0 million as of September 30, 2018, primarily driven by an increase in other liabilities due to timing of payments and payables relating to purchases of securities for our investment portfolio that settled after September 30, 2018.

Capital resources, net increased by $89.9 million and includes increases in stockholders’ equity of $91.0 million, offset by reduction in long-term debt of $1.1 million. The increases in stockholders’ equity was principally the result of $123.5 million of 2018 net income and $2.0 million of stock-based compensation transactions, offset by $11.1 million in treasury stock purchases, $15.4 million in dividends to shareholders and an $8.0 million increase of unrealized losses on our available-for-sale debt securities, net of tax.

The reduction in long-term debt was the result of principal payments on debt during 2018. See “—Liquidity and Capital Resources” and “Item 1—Note 8 (Stockholders’ Equity)” for explanation of changes in treasury stock.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet its short and long-term obligations. Funds generated from operations have been sufficient to meet our liquidity requirements and we expect that, in the future, funds from operations will continue to meet such requirements.

The balance of cash and cash equivalents as of September 30, 2018 was $252.3 million compared to $213.5 million at December 31, 2017. See “Item 1—Condensed Consolidated Statements of Cash Flows” for a reconciliation of the balance of cash and cash equivalents between September 30, 2018 and December 31, 2017. The increase in cash and cash equivalents was driven by cash flows generated from operating activities in excess of those used for investing and financing activities. The Company maintains a short-term investment cash sweep to maximize investment returns on cash balances. Due to the sweep activities, certain outstanding items were recorded as “Book Overdraft” in the condensed consolidated financial statements. Cash and cash equivalents balances are available to settle book overdrafts, pay reinsurance premiums, pay expenses and pay claims. Reinsurance premiums are paid in installments during the reinsurance policy period, which runs from June 1st to May 31st of the following year. The FHCF is paid in three installments on August 1st, October 1st, and December 1st, and Third-Party Reinsurance is paid in four installments on July 1st, October 1st, January 1st and April 1st, resulting in significant payments at those times. See “Item 1—–Note 12 (Commitments and Contingencies)” and “Contractual Obligations” for more information.

The balance of restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017 includes cash equivalents on deposit with regulatory agencies in the various states in which our Insurance Entities do business.

Liquidity for UVE and its non-insurance subsidiaries is required to cover the payment of general operating expenses, dividends to shareholders (if and when authorized and declared by our Board of Directors), payment for the possible repurchase of our common stock (if and when authorized by our Board of Directors), payment of income taxes, and interest and principal payments on outstanding debt obligations, if any. The declaration and payment of future dividends by UVE to its shareholders, and any future repurchases of UVE common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including our operating results, financial condition, debt covenants and any regulatory constraints. Principal sources of liquidity for UVE and its non-insurance subsidiaries include revenues generated from fees paid by the Insurance Entities to affiliated companies for policy administration, inspections and claims adjusting services. Additional sources of liquidity include brokerage commissions earned on reinsurance contracts and policy fees. UVE also maintains certain other investments, which are a source of ongoing interest and dividend income and would generate funds upon sale. As discussed in “Item 1—Note 5 (Insurance Operations),” there are limitations on the dividends the Insurance Entities may pay to their immediate parent company, Universal Insurance Holding Company of Florida (“UVECF”).

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Commissioner of the FLOIR is subject to restrictions as referenced in “Item 1—–Note 5 (Insurance Operations).” During the nine months ended September 30, 2018, the Insurance Entities did not pay dividends to UVECF. During 2017 UPCIC paid a $30 million dividend to UVECF.

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

Our insurance operations provide liquidity as premiums are generally received months or even years before losses are paid under the policies written. In the event of catastrophic events, many of the Company’s reinsurance agreements provide for “cash advance” whereby reinsurers advance or prepay amounts to the Company, thereby providing liquidity, which the Company utilizes in the claim settlement process. In addition, the Insurance Entities maintain substantial investments in highly liquid, marketable securities, which would generate funds upon sale.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. The following table provides our stockholders’ equity, total long-term debt, total capital resources, debt-to-equity total capital ratio and debt-to-equity ratio for the periods presented (dollars in thousands):

	As of
	September 30,	December 31,
	2018	2017
Stockholders' equity	$531,024	$439,988
Total long-term debt	11,765	12,868
Total capital resources	$542,789	$452,856

Debt-to-total capital ratio	2.2%	2.8%
Debt-to-equity ratio	2.2%	2.9%

As described in our Annual Report on Form 10-K for the year ended December 31, 2017, UPCIC entered into a surplus note with the State Board of Administration of Florida under Florida’s Insurance Capital Build-Up Incentive Program on November 9, 2006. The surplus note has a twenty-year term, with quarterly payments of principal and interest that accrue per the terms of the note agreement. At September 30, 2018, UPCIC was in compliance with the terms of the surplus note. Total adjusted capital surplus, which includes the surplus note, was in excess of regulatory requirements for both UPCIC and APPCIC.

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

During the nine months ended September 30, 2018, we repurchased an aggregate of 342,749 shares of UVE’s common stock in the open market at an aggregate cost of $11.1 million. Also, see “Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” for share repurchase activity during the three months ended September 30, 2018.

Cash Dividends

The following table summarizes the dividends declared by the Company:

	Dividend	Shareholders	Dividend	Cash Dividend
2018	Declared Date	Record Date	Payable Date	Per Share Amount
First Quarter	January 22, 2018	February 28, 2018	March 12, 2018	$0.14
Second Quarter	April 12, 2018	April 27, 2018	May 4, 2018	$0.14
Third Quarter	May 29, 2018	July 2, 2018	July 16, 2018	$0.16

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2018 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Reinsurance payable and multi-year commitments (1)	$377,409	$261,133	$116,276	$—	$—
Unpaid losses and LAE, direct (2)	155,667	80,920	45,855	24,911	3,981
Long-term debt	13,143	1,346	5,148	3,223	3,426
Total contractual obligations	$546,219	$343,399	$167,279	$28,134	$7,407

(1)	The 1-3 years amount represents the payment of reinsurance premiums payable under multi-year commitments. See “Item 1—–Note 12 (Commitments and Contingencies).”
(2)

There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the unpaid losses and LAE do not represent all the obligations that will arise under the contracts, but rather only the estimated liability incurred through September 30, 2018.

Critical Accounting Policies and Estimates

Other than as disclosed in “Item 1—Note 2 (Significant Accounting Policies),” there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to Critical Accounting Policies and Estimates previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) revised U.S. GAAP with the issuance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments -Credit Losses (Topic 326) that introduces a new process for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new ASU will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The ASU changes the current practice of recording a permanent write down, (other than temporary impairment), for probable credit losses, which is more restrictive than the new ASU requirement that would estimate credit losses, then recorded through a temporary allowance account that can be re-measured as estimated credit losses change. The ASU further limited estimated credit losses relating to available for sale securities to the amount which fair value is below amortized cost. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In March 2017, FASB revised U.S. GAAP with the issuance of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs to amend the amortization period for certain purchased callable debt securities held at a premium. Current U.S. GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. The new ASU shortens the amortization period of certain purchased callable debt securities to the earliest call date. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Under the current U.S. GAAP, you could consider the call dates and estimate if you had a large number of similar securities and you were basing your judgment on actual experience. Our service provider (who processes the accounting for our investment transactions) has many similar securities on their system and can make that type of determination. As a result, we currently account for the amortization under the proposed ASU and there will be no impact to our results of operations, financial condition or liquidity.

In August 2018, the FASB revised U.S. GAAP with the issuance of ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The ASU removes, modifies and adds certain disclosure requirements associated with fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently evaluating our timeline for the adoption of this ASU, which only affects the presentation of certain disclosures and is not expected to impact our results of operations, financial position or liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential for economic losses due to adverse changes in fair value of available-for-sale debt securities, available-for-sale short-term investments and equity securities (“Financial Instruments”) and investment real estate. We carry all of our Financial Instruments at market value and investment real estate at net book value in our statement of financial condition. Our investment portfolio as of September 30, 2018 is comprised of available-for-sale debt securities and equities securities, which expose us to changes in interest rates and equity prices.

The primary objectives of the investment portfolio are the preservation of capital and providing adequate liquidity for potential claims payments and other cash needs. The portfolio’s secondary investment objective is to provide a total rate of return with an emphasis on investment income. None of our investments in risk-sensitive Financial Instruments were entered into for trading purposes.

See “Item 1—Note 3 (Investments)” for more information about our Financial Instruments.

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

The following table provides information about our fixed income Financial Instruments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates for Financial Instruments available for sale as of the dates presented (in thousands):

	September 30, 2018
	Amortized Cost								Fair Value
	2018	2019	2020	2021	2022	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$8,090	$83,887	$60,167	$73,682	$21,508	$239,109	$287,050	$773,493	$760,408
Weighted average interest rate	2.47%	1.84%	2.08%	2.24%	2.55%	3.61%	3.34%	3.03%	3.03%

	December 31, 2017
	Amortized Cost								Fair Value
	2018	2019	2020	2021	2022	Thereafter	Other (1)	Total	Total
Fixed income Financial Instruments	$51,846	$85,309	$61,215	$60,968	$27,832	$132,530	$234,015	$653,715	$649,334
Weighted average interest rate	1.87%	1.82%	2.18%	2.16%	2.76%	4.02%	3.08%	2.83%	2.83%

(1)	Comprised of mortgage-backed and asset-backed securities which have multiple maturity dates, and perpetual maturity securities, and are presented separately for the purposes of this table.

The tables above represent average contract rates that differ from the book yield of the available-for-sale debt securities. The fixed income Financial Instruments in our available for sale portfolio are comprised of United States government and agency securities, corporate bonds, municipal bonds, redeemable preferred stock, mortgage-backed and asset-backed securities and certificates of deposit. Duration is a measure of interest rate sensitivity expressed as a number of years. The weighted average duration of the fixed income Financial Instruments in our available for sale portfolio at September 30, 2018 was 3.1 years.

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

The following table provides information about the Financial Instruments in our investment portfolio subject to price risk as of the dates presented (in thousands):

	September 30, 2018		December 31, 2017
	Fair Value	Percent	Fair Value	Percent
Equity Securities:
Common stock	$20,575	29.8%	$18,811	30.2%
Mutual funds	48,533	70.2%	43,404	69.8%
Total equity securities	$69,108	100.0%	$62,215	100.0%

A hypothetical decrease of 20% in the market prices of each of the equity securities held at September 30, 2018 and December 31, 2017 would have resulted in a decrease of $13.8 million and $12.4 million, respectively, in the fair value of those securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of September 30, 2018, to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

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

Since September 2017, we repurchased 350,941 shares of our common stock pursuant to this program at an aggregate cost of approximately $11.3 million. During the three months ended September 30, 2018, no shares of our common stock were repurchased pursuant to this authorization. As of September 30, 2018, there were 178,888 shares available for repurchase under this program. The number of shares available for repurchase was calculated using a closing price at September 28, 2018 of $48.55 per share.

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

UNIVERSAL INSURANCE HOLDINGS, INC.

Date: October 31, 2018	/s/ Sean P. Downes
Sean P. Downes, Chief Executive Officer and Principal Executive Officer

Date: October 31, 2018	/s/ Frank C. Wilcox
Frank C. Wilcox, Chief Financial Officer and Principal Accounting Officer